Form 10-K
period 2004-12-31
NGP Capital Resources CO
filed 2005-04-12
CIK 1297704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 814-00672

NGP Capital Resources Company

(Exact name of registrant as specified in its charter)

Maryland	20-1371499
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

1221 McKinney Street, Suite 2975 Houston, Texas	77010
(Address of principal executive offices)	(Zip Code)

(713) 752-0062

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value per share.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s Common Stock, $.001 par value, outstanding (based on the closing sale price on the Nasdaq National Market) held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $0.00. (The Registrant has yet to complete its initial second fiscal quarter.)

The number of shares of the registrant’s Common Stock, $.001 par value, outstanding as of March 31, 2005 was 17,400,100.

Documents Incorporated by Reference. Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2005 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

Certain exhibits and portions of documents previously filed with the Securities and Exchange commission are incorporated by reference in Part II and Part III of this Report.

PART I.

Item 1. Business.

Introduction

NGP Capital Resources Company

We are a financial services company organized in July 2004 as a Maryland corporation to invest primarily in small and mid-size energy companies, which we generally define as companies that have net asset values or annual revenues of less than $500 million. Our investment objective is to generate both current income and capital appreciation primarily through debt investments with certain equity components.

A key focus area for our targeted investments in the energy industry is domestic exploration and production (“E&P”) businesses and midstream businesses that gather, process and transport oil and gas. We also evaluate investment opportunities outside of the oil and gas business, such as coal businesses, and businesses engaged in the downstream sector, including power and electricity investment opportunities. Our investments will generally range in size from $10 million to $50 million, although a few investments may be substantially in excess of this range. Our targeted investments primarily consist of debt instruments, including senior and subordinated loans combined in one facility with an equity component, subordinated loans and subordinated loans with equity components and redeemable preferred stock or similar securities.

We have filed an election to be treated as a business development company under the Investment Company Act of 1940 (the “1940 Act”), and are classified as a closed-end, non-diversified management investment company under the 1940 Act.

On November 10, 2004 we completed an initial public offering, or IPO, of our common stock. As of December 31, 2004, we had invested approximately $66 million in debt securities of two portfolio companies.

Our Manager

Our operations are conducted by our external manager, NGP Investment Advisor, L.P., pursuant to an investment advisory agreement between us. Our manager is a newly formed investment advisor that is owned by Natural Gas Partners, L.L.C. (“NGP”) and our administrator, NGP Administration, LLC. NGP manages the Natural Gas Partners private equity funds (“NGP Funds”), which have specialized in providing equity capital to the energy industry since November 1988. Kenneth A. Hersh and David R. Albin, who serve on our board of directors, are co-Chief Executive Officers of NGP and have directed the investment of the NGP Funds during the sixteen year period since the inception of the initial fund.

Our manager’s day-to-day operations are managed by our executive officers, John H. Homier and Richard A. Bernardy, who have combined experience of over 40 years in the energy finance industry. Their experience includes more than 10 years working together at two separate major financial institutions at which they were responsible for building and managing successful energy finance businesses.

Our manager’s investment decisions are reviewed and approved by its investment committee, consisting of Mr. Homier, Mr. Hersh and two other senior NGP investment professionals. The investment committee is supported by NGP Investment Advisor, L.P.’s team of 11 investment professionals.

Corporate Information

Our executive offices are located at 1221 McKinney Street, Suite 2975, Houston, Texas 77010 and our telephone number is (713) 752-0062.

Our corporate website is www.ngpcrc.com. We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

Our Energy Investment Focus

We focus our investments on energy industry companies that have an existing asset base or that will acquire assets that are expected to provide security for most of our investments. The energy industry broadly includes three sectors, generally categorized as follows:

•	Upstream - businesses that find, develop and extract energy resources, including natural gas, crude oil and coal from onshore and offshore geological reservoirs.

•	Midstream - businesses that gather, process, store and transmit energy resources and their byproducts in a form that is usable by wholesale power generation, utility, petrochemical, industrial and gasoline customers, including pipelines, gas processing plants, liquefied natural gas facilities and other energy infrastructure.

•	Downstream - businesses that refine, market and distribute refined energy resources, such as customer-ready natural gas, propane and gasoline, to end-user customers and businesses engaged in the generation, transmission and distribution of power and electricity.

Within these broad sectors, our key area of focus is small and mid-size energy companies engaged in the upstream and midstream sectors, with an emphasis on domestic E&P businesses and domestic midstream businesses that gather, process and transport oil and gas. In addition, we seek investment opportunities in the downstream sector, including investments related to coal, power and electricity, and in energy service and other energy-related businesses.

Domestic Upstream E&P Sector

We believe that the domestic E&P sector provides attractive investment opportunities as a result of a variety of factors, including the following:

•	Strong Demand Fundamentals. The United States Department of Energy’s Energy Information Administration projects domestic oil and gas consumption will increase by 1.6% and 1.4%, respectively, annually through 2025.

•	Increased Costs to Find and Produce Oil and Gas. The domestic E&P business is a mature industry characterized by a declining rate of production from existing properties and increasing marginal costs to find and produce oil and gas. Costs for the 50 largest domestic producers to find and develop domestic oil and gas reserves have increased from $4.93 per barrel of oil equivalent (“BOE”) in 1999 to $9.69 per BOE in 2003, representing an 14.5% compounded annual growth rate. Costs to produce domestic oil and gas reserves have increased from $3.97 per BOE in 1999 to $5.82 per BOE in 2003, representing a 8.0% compounded annual growth rate.

•	Substantial Asset Divestiture Activity. The U.S. E&P property acquisition and divestiture market has averaged $18 billion of annual transactions since 2001. We estimate that transactions with a value less than $100 million comprise approximately 80% of the number of transactions in the market. This activity has been largely independent of commodity price fluctuations and, instead, has been driven by a combination of strategic business decisions and the desire to efficiently deploy capital. Over time, a larger company is likely to sell assets that have become less meaningful to its total asset base so that the capital can be re-deployed into other assets that will have a greater impact on its financial performance. We believe that the fundamental factors that drive the domestic E&P acquisition and divestiture market will cause the level of activity to remain consistent with historical levels for the foreseeable future.

•	Substantial Development Spending. In addition to the capital needs generated by acquisition and divestiture activity, we believe that E&P companies will continue to require substantial capital to develop their existing assets. From 1999 to 2003 capital expended for development of properties, exclusive of exploration and acquisition, has averaged approximately $19 billion per year in the domestic E&P sector.

•	Substantial Number of Small and Mid-Size Companies. We believe that there are more than 7,000 domestic E&P businesses, of which fewer than 150 have publicly listed securities. Small and mid-size E&P companies play an important role in the domestic upstream sector, with an estimated share of approximately one-half of all domestic natural gas production and oil and gas drilling activity.

•	Strategic Importance. The domestic E&P business remains of vital importance to the overall world energy market. The U.S. is currently the third largest oil and the second largest gas producer in the world.

Domestic Midstream and Downstream Sectors

We believe that the domestic midstream and downstream segments also provide attractive investment opportunities as a result of a variety of factors, including the following:

•	Financial Distress of Larger Companies has Created Investment Opportunities. Since the end of 2001, slower general economic growth, weak financial debt markets, higher natural gas and oil prices, flat or lower electricity prices, excessive use of financial leverage and other factors have depressed the financial results of and capital spending by many merchant power companies and their unregulated utility owners. After Enron Corp. declared bankruptcy in December 2001, the divestiture of substantial amounts of midstream and downstream assets by numerous large public companies ensued. These factors have created significant opportunities for small and mid-size energy companies to acquire and operate these assets.

•	Substantial Capital Requirements. In addition to the capital needs generated by acquisition and divestiture activity, we believe that small and mid-size midstream energy companies will continue to require substantial capital to develop and maintain their assets.

Limited Capital Availability Creates Need for Our Targeted Investments

We believe that a number of factors will continue to create demand for investment products like our targeted investments among small and mid-size energy companies, including the following:

•	Traditional capital markets offer limited availability. The traditional senior bank and public debt and equity markets are volatile and we believe these cannot be relied upon by small and mid-size energy companies for a material portion of their capital needs. Bank consolidation and balance sheet management have reduced the amount of senior bank debt available to the energy industry. The availability of public equity and debt markets for E&P companies is also highly variable.

•	Our targeted investment products meet the needs of small and mid-size energy companies. The need for small and mid-size energy companies to access capital outside of the traditional senior bank lending market and the public debt and equity markets led to the development of the subordinated and mezzanine debt market for the energy industry in the 1980s. Today, these types of investment products provide the additional capital needed by energy companies that is not available from the senior bank or public debt markets, but without the ownership dilution that accompanies a private or public equity investment.

•	The exit of a number of finance providers has created a void in the energy finance market. After Enron Corp. declared bankruptcy in December 2001, a number of the other energy finance providers exited the business, resulting in the loss of a significant amount of capital availability. Although some new entrants have emerged, they have not replaced the capital availability that has been lost.

•	Energy finance market is underserved by many capital providers. We believe that the energy finance market for small and mid-size companies is underserved by many capital providers for a number of reasons, including their lack of the necessary technical expertise to evaluate the quality of the underlying assets of energy companies and their lack of a network of relationships with small and mid-size energy companies.

Investment Structures

Once we have determined that a prospective portfolio company is suitable for investment, we work with the management of that company and its other capital providers, including other senior, junior and equity capital providers, if any, to structure an investment. We negotiate among these parties to agree on how our investment is expected to perform relative to the other capital in the portfolio company’s capital structure. Our primary consideration when structuring an investment is that the total return on our investments, including interest income, equity or other similar income and potential equity appreciation that appropriately compensates us for our risk. We anticipate that the targeted investments that comprise the substantial majority of our portfolio will generally fall within one of the following three types of investments:

•	Vertical Loans – Combining Senior Secured Loans and Subordinated Loans with Equity Enhancements

These investments consist of a senior secured loan tranche and a subordinated loan tranche. The senior tranche produces a current cash yield and typically is secured by a first lien on cash flow-producing assets. The subordinated loan tranche typically includes a current cash yield component coupled with a property based equity participation right. In some cases, a warrant or option in the company may be obtained in addition to, or in lieu of, a property based equity participation right. The subordinated tranche generally is secured by a second lien on the company’s assets. Additionally, these loans may have indirect asset coverage through a series of covenants that prohibit additional liens on the company’s assets, limit additional debt or require maintenance of minimum asset coverage ratios. We anticipate that these loans will usually have a term of 3 to 5 years, but we expect that in many cases these loans will be prepaid before maturity. We expect that in a number of these loans there may be amortization of principal during the life of the loan.

We anticipate that a primary source for these investments will be energy companies with assets that provide cash flow sufficient to support a typical senior secured debt facility but not sufficient to support the extra debt needed to acquire or develop non-cash flowing assets.

•	Stand-Alone Subordinated Loans

We anticipate that these investments will consist of subordinated loans with relatively high, fixed interest rates. Generally, we expect these loans to be collateralized by a subordinated lien on some or all of the assets of the portfolio company, or in some cases, a first priority lien on assets not otherwise securing senior debt of the borrower. Additionally, these loans may have indirect asset coverage through a series of covenants that prohibit additional liens senior to ours on the company’s assets, limit additional debt senior to ours or require maintenance of minimum asset coverage ratios.

We anticipate that these loans will likely be made to energy companies possessing assets that produce sufficient current cash flow and have sufficient asset value to avoid the issuance of any equity rights that would be dilutive to the equity owners. For example, such loans could be made to a company that needs capital to develop non-producing oil and gas reserves but that has sufficient cash flow from its other assets to provide for the payment of the higher recurring cash payments required by this type of instrument. We anticipate that these loans will usually have a term of 5 to 7 years, but we expect that in many cases these loans will be prepaid before maturity. We expect that amortization of principal will generally be deferred to the later years of these loans or the loans may be structured as non-amortizing.

We anticipate that these investments will generally provide us with the highest amount of current income, but the least amount of capital gains, of any of the targeted investment structures.

•	Mezzanine Investments

These investments will generally be in the form of subordinated debt or preferred equity, such as redeemable preferred stock, with a meaningful property based equity participation right. In some cases, a warrant or option to purchase equity securities of the portfolio company, or the right to convert into such equity securities, may be obtained in addition to, or in lieu of, a property based equity participation right. In other transactions, the mezzanine investments may be structured as loans that, by their terms, provide us with the option to convert into equity or additional debt securities or defer payments of interest for a number of years after our investment.

We anticipate that these investments will likely be made in energy companies that possess assets that do not produce sufficient current cash flow to amortize the principal throughout the life of a loan, but have sufficient collateral value to support the amount of a loan. For example, such an investment could be made in a company that owns proved non-producing oil and gas reserves and requires capital to finance development drilling to initiate the production of the reserves and generate cash flow.

We anticipate that these loans will usually have a term of 3 to 5 years, but we expect that in many instances these loans will be prepaid before maturity. We expect that amortization of principal will generally be deferred to the later years of these loans or the loans may be structured as non-amortizing.

We anticipate that these investments will generally provide us with the least amount of current income, but the highest amount of capital gains, of any of the targeted investment structures.

We seek to negotiate structures that protect our rights and manage our risk, while creating incentives for the portfolio company to achieve its business plan and enhance its profitability. The typical structural elements that we seek to negotiate in connection with our investments are covenants that afford portfolio companies as much flexibility in managing their businesses as possible, while also seeking to preserve our invested capital. Such restrictions may include affirmative and negative covenants, collateral value covenants, default penalties, lien protection, change of control provisions and governance rights, including either board seats or observation rights. Additionally, we may from time to time elect to offer co-investment opportunities to third parties. We expect to hold most of our investments to maturity or repayment, but will sell our investments earlier if circumstances warrant or if a liquidity event takes place, such as the sale or recapitalization of a portfolio company.

Our Targeted Investment Characteristics

Collateralized Investments

We anticipate that most of our targeted investments will be secured by the same assets that would secure traditional senior bank debt, in either a first or second lien position. However, in certain instances, we may make investments in our portfolio companies on an unsecured basis. Usually, assets securing our investments will be generating cash flow at the time of our investment. In instances where we are providing subordinated debt only and there is senior debt provided by another party, we will generally seek to obtain a second lien on the borrowing company’s assets behind that of the senior lender.

Property Based Equity Interests

The property based equity interests that we anticipate receiving in many of our investments would typically include a direct or indirect interest in the revenues or profits derived from specific assets of the borrowing company. In general, these interests would entitle us to receive additional payments on a regular basis through the term of the loan based upon the performance of the borrower’s assets. We believe that these property based types of equity interests are desirable because they generally provide a regular source of income that supplements the current income received from our loan. In addition, to the extent property based interests are producing a defined cash flow stream, they provide a more readily determinable basis for realizing value upon their disposition or redemption than might be typical for stock or warrants which typically do not produce income, are junior in the capital structure and are burdened by general and administrative overhead.

Limited Technical Risk

We intend to target investment opportunities in which the type of technical risk that we will face will primarily consist of the uncertainties inherent in engineering estimates of the quantities of reserves of natural resources and in projections of future rates of production and the amount and timing of expenditures required to operate and develop energy assets. Our management team has substantial experience in evaluating these types of risks in the context of making investments. An example of these types of investments are loans to finance a portfolio company’s drilling activities to develop production on properties where exploratory drilling has previously occurred and reserves have been identified. In contrast to this, we do not intend to make investments that are solely for the purpose of financing exploratory drilling activities, which involve the use of capital to find reserves, with the risk of loss of that capital if reserves are not found. Further, we do not plan to provide financing solely to support speculative trading in oil, gas, power and/or other commodities. However, some of the companies that we finance may engage in some exploration activities in connection with the normal development of their portfolios of oil and gas properties and will also likely use financial risk management products, such as commodity swaps, to mitigate exposure to commodity price swings.

Proven Management Teams with Focus

We intend to make investments in companies with management teams that have a proven track record of success but with limited access to capital markets. In general, these management teams will often have substantial knowledge and focus in particular regions or with respect to certain types of assets. We expect that our management team’s and NGP’s extensive experience and network of business relationships in the energy industry will allow us to identify management teams that fit these criteria.

Investments

We seek to create a varied portfolio of targeted investments. We expect most of our investments will be between approximately $10 million to $50 million of capital, on average, in the securities of small and mid-size energy companies. However, we may invest more or less depending on market conditions and our manager’s view of the particular investment opportunity. See “Investment Structures” above for a brief description of the types of targeted investments on which we focus.

In addition to our targeted investments, we may invest up to 30% of our portfolio in asset-backed securities, financial guarantees, high-yield bonds, distressed debt, bridge loans, lease assets, commercial loans, private equity, securities of public energy companies that are not thinly-traded or secondary market purchases of otherwise eligible securities.

We also may invest a portion of our assets in loans to, or securities of, foreign companies. We currently intend to limit any such investments to less than 10% of our assets.

Additionally, any changes to the laws and regulations governing our operations relating to permitted investments may cause us to alter our investment strategy in order to avail ourselves of new or different opportunities. For example, legislation currently pending in Congress would, if adopted, alter the criteria used to determine if a company is an eligible portfolio company under the 1940 Act by permitting qualifying investments to be made by business development companies in publicly-traded companies with market capitalizations of $250 million and less. We have no assurance that this legislation will be enacted, or if enacted, that it would not be materially different than what has been proposed. Nevertheless, if this or other legislation is enacted, new rules are adopted, or existing rules are materially amended, we may modify our investment strategy. Such changes could result in material differences to the strategies and plans set forth in this prospectus and may result in shifts in our investment focus.

Our Investment Approach

Our investment approach seeks to limit loss potential, while also seeking attractive returns enhanced by participation in the equity upside of our portfolio companies.

In the process of screening and evaluating potential investment opportunities our manager considers the following general criteria. However, not all of these criteria may be met by each prospective investment.

•	Strong Management. We recognize the importance of strong, committed management teams to the success of an investment and seek to invest in companies with management teams that generally have strong technical, financial, managerial, and operational capabilities and a competitive edge in certain aspects of their business, which may derive from extensive experience and knowledge in certain geographical areas or superior technological or transactional capabilities.

•	Identified Properties With Development-Oriented Risk. Our investment philosophy places a premium on investments having strong underlying asset values established by engineering technical analysis, rather than investments that rely solely on rising energy commodity prices, exploratory drilling success, or factors beyond the control of the portfolio company. We focus on companies that have strong potential for enhancing asset value through factors within their control. Examples of these types of factors include operating cost reductions and revenue increases driven by improved operations of previously underperforming or underexploited assets. These factors involve implementing engineering and operational plans to increase cash flow through such means as developmental drilling of upstream assets or optimizing the performance of midstream or downstream assets like pipelines, processing plants or power plants that have been underutilized.

•	Capacity To Return Investment Principal. We perform financial sensitivity analyses when evaluating and structuring investments to analyze the effect of a confluence of unfavorable events on the investment’s ability to return investment principal. For an upstream transaction, these might include poor reserve development coupled with falling commodity prices or higher than expected costs. We seek to make investments in which the timing of the return of our investment capital may be at risk, but not the return of our capital.

•	Exit Strategy. We seek to invest in companies that have multiple means of repayment of our investment, including: a steady stream of cash flow; the completion of asset development activities that allow the company to be able to refinance our facility, often with senior debt; and the sale of the company’s assets or the entire company.

Our manager generally structures investments having collateral coverage from underlying asset values and cash flows. We perform extensive due diligence, exercise discipline with respect to company valuation and institute appropriate structural protections in our investment agreements. We believe that our management team’s experience in utilizing fundamental engineering and technical analysis of energy assets and in dealing with the fundamental dynamics of the energy finance market allow us to:

•	properly assess the engineering and technical aspects of the identified assets;

•	value the assets and associated cash flows that may collateralize our investments;

•	structure the investments to increase the likelihood of full principal repayment and realization of projected upside potential; and

•	implement appropriate financial hedging strategies to mitigate the effects of declines in energy prices.

We believe that this approach also enables our manager to identify attractive investment opportunities throughout the economic cycle.

Competitive Strengths

We believe we have the following competitive strengths:

Extensive Small and Mid-Size Energy Company Sourcing Network

Because of the history, market presence and long term relationships that our management team and NGP have developed with energy company management teams, we believe that we have greater access to investment opportunities in our target markets than many other providers. We focus on originating a substantial number of our investment opportunities, rather than merely investing as a participant in transactions originated by other firms, which we may also do from time to time. Our emphasis on originating investments will increase as our manager builds its investment portfolio and adds additional investment personnel during the next 18 months.

Flexible Transaction Structuring Capabilities

We are not subject to many of the regulatory limitations that govern traditional lending institutions. As a result, we expect to be flexible in structuring investments and selecting the types of securities in which we invest. The members of our management team have substantial experience in seeking investments that balance the needs of energy company entrepreneurs with appropriate risk control.

Efficient Tax Structure

We intend to qualify as a regulated investment company (“RIC”) for federal tax purposes, so that we generally will not have to pay corporate-level federal income taxes on any ordinary income or capital gains that we distribute to our stockholders as dividends and our stockholders will not be subject to double taxation on dividends, unlike investors in typical corporations. Furthermore, investors in our stock are not required to recognize unrelated business taxable income (“UBTI”), unlike investors in public master limited partnerships. See “Regulation—Regulated Investment Company” below.

Longer Investment Horizon than Private Fund Competitors

Unlike private equity and venture capital funds, we are not subject to standard periodic capital return requirements. Such requirements typically stipulate that these funds, together with any capital gains on such investment, can only be invested once and must be returned to investors after a pre-determined time period. These provisions often force private equity and venture capital funds to seek returns on their investments through mergers, public equity offerings or other liquidity events more quickly than they otherwise might, absent such provisions, potentially resulting in both a lower overall return to investors and an adverse impact on their portfolio companies. We believe our flexibility to make investments with a long-term view and without the capital return requirements of traditional private investment vehicles provides us with the opportunity to generate attractive returns on invested capital.

Ongoing Relationships With Portfolio Companies

Managerial Assistance

As a business development company, we make available, and provide upon request, significant managerial assistance to our portfolio companies. This assistance may involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial consultation. Our officers (and to the extent permitted under the 1940 Act, our manager) provide such managerial assistance on our behalf to portfolio companies that request this assistance, recognizing that our involvement with each investment varies based on factors including the size of the company, the nature of our investment, the company’s overall stage of development and our relative position in the capital structure. Our officers and manager may be resources for advice to our portfolio companies in the following areas: developing strategic plans, designing capital structures, managing finite resources and identifying acquisitions.

Monitoring

Our manager monitors the development and financial trends of each portfolio company to determine progress relative to meeting the company’s development and business plans and to assess the strength and status of our investment and, if appropriate, institute necessary corrective actions.

Valuation Process

We follow a disciplined approach to valuing our portfolio, which is done in accordance with generally accepted accounting principles and relies on multiple valuation techniques, reviewed on a quarterly basis by our board of directors. Investments for which market quotations are readily available are recorded in our financial statements at such market quotations adjusted for appropriate liquidity discounts. However, few of our investments will have market quotations, in which case our board of directors will undertake a multi-step valuation process each quarter for our investments that are not publicly traded, as described below:

•	Investment Team Valuation. The investment professionals responsible for the portfolio investment initially value each portfolio company or investment.

•	Investment Team Valuation Documentation. The investment team documents and discusses preliminary valuation conclusions with senior management.

•	Third Party Valuation Activity. We anticipate that, from time to time, our board of directors and valuation committee will retain an independent valuation firm to review on a selective basis the preliminary valuation analysis provided by our investment team.

•	Board of Directors Valuation Committee. The board of directors and its valuation committee review a preliminary valuation provided by our investment team and the analysis of the independent valuation firm, if applicable.

•	Final Valuation Determination. Our board of directors discusses valuations and determines the fair value of each investment in our portfolio in good faith based on the input of the investment team, our valuation committee and the independent valuation firm, if any.

Competition

At this time, our primary competitors in this market consist of public and private funds, commercial and investment banks, and commercial financing companies. Although these competitors regularly provide finance products to energy companies similar to our targeted investments, a number of them focus on different aspects of this market. We also face competition from other firms that do not specialize in energy finance but which are substantially larger and have considerably greater financial and marketing resources than we do. Some of our competitors have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors have higher risk tolerances or different risk assessments, which allow them to consider a wider variety of investments and establish more portfolio relationships than we can. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company; nor are they subject to the requirements imposed on RICs by Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

Employees

John H. Homier, our President and Chief Executive Officer and Richard A. Bernardy, our Secretary, Treasurer and Chief Financial Officer comprise our senior management. Each of our officers also serves as an officer of our manager and our administrator. Our day-to-day investment operations are conducted by our manager, which currently has a staff of 13. In addition, we reimburse our manager and/or our administrator for expenses incurred by them in connection with administering our business.

Regulation

Business Development Company

We have elected to be treated as a business development company under the 1940 Act. By electing to be treated as a business development company, we are subject to various provisions of the 1940 Act. The 1940 Act contains prohibitions and restrictions relating to transactions between business development companies and their affiliates (including any investment advisers or sub-advisers), principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors be persons other than “interested persons,” as that term is defined in the 1940 Act. We may not change the nature of our business so as to cease to be, or withdraw our election to be treated as, a business development company without first obtaining the approval of a majority of our outstanding voting securities.

The Investment Adviser’s Act of 1940 (the “Advisers Act”) generally prohibits investment advisers from entering into investment advisory contracts with an investment company that provides for compensation to the investment adviser on the basis of a share of capital gains or capital appreciation of the funds or any portion of the funds of the investment company. However, the Advisers Act does permit the payment of compensation based on capital gains in an investment advisory contract between an investment adviser and a business development company. We have elected to be treated as a business development company in order to provide incentive compensation to our manager based on the capital appreciation of our portfolio.

The following is a brief description of the 1940 Act, and is qualified in its entirety by reference to the full text of the 1940 Act and the rules thereunder.

We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed an “underwriter” as that term is defined in the Securities Act. Our intention is to not write (sell) or buy put or call options to manage risks associated with the publicly traded securities of our portfolio companies, except (a) that we may enter into hedging transactions to manage the risks associated with commodity price and interest rate fluctuations, (b) to the extent we purchase or receive warrants to purchase the common stock of our portfolio companies or conversion privileges in connection with acquisition financing or other investments, and (c) in connection with an acquisition, we may acquire rights to require the issuers of acquired securities or their affiliates to repurchase them under certain circumstances. We do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, we generally are prohibited from (a) acquiring more than 3% of the voting stock of any registered investment company, (b) investing more than 5% of the value of our total assets in the securities of one investment company, or (c) investing more than 10% of the value of our total assets in the securities of more than one investment company. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject our stockholders to additional expenses. We also do not intend to (a) purchase or sell real estate or interests in real estate or real estate investments trusts (except to the extent that oil or gas royalty, net profits, or leasehold interests may be considered interests in real estate), (b) sell securities short (except with respect to managing risks associated with publicly traded securities issued by portfolio companies), or (c) purchase securities on margin (except to the extent that we purchase securities with borrowed money or we grant a security interest in our assets (including our portfolio securities) to a lender). None of these policies are fundamental and may be changed without stockholder approval.

Qualifying Assets

A business development company must be organized and have its principal place of business in the United States and operate for the purpose of investing in securities of certain present and former “eligible portfolio companies” (as described in 1, 2, and 3 below) or certain bankrupt or insolvent companies, and must make available significant managerial assistance to its portfolio companies. A business development company may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The principal categories of qualifying assets relevant to our proposed business are the following:

1. Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the Securities and Exchange Commission (the “SEC”). An eligible portfolio company is defined in the 1940 Act as any issuer that:

(a) is organized under the laws of, and has its principal place of business in, the United States or any state;

(b) is not an investment company (other than a small business investment company wholly owned by the business development company) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

(c) either: (i) does not have any class of securities with respect to which a broker or dealer may extend margin credit; (ii) is controlled by us or a group of companies including us and an affiliated person of us is a director of the eligible portfolio company; (iii) is a small and solvent company that has total assets of not more than $4 million and capital and surplus of not less than $2 million, or (iv) meets such other criteria as may be established by the SEC.

2. Securities of any eligible portfolio company that we control.

3. Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

4. Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.

5. Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.

6. Cash, cash equivalents, U.S. Government securities or high-quality debt maturing in one year or less from the time of investment.

Control is presumed to exist where we own more than 25% of the outstanding voting securities of a portfolio company. The 1940 Act prohibits or restricts us from investing in certain types of companies such as brokerage firms, insurance companies, investment banking firms, and investment companies.

In November 2004, the SEC issued a proposed rule to eliminate the marginable security concept set forth in clause 1(c)(i) above and to define eligible portfolio companies generally as issuers that do not have a class of securities listed on an exchange or quoted on the Nasdaq Stock Market. In addition, legislation currently pending in Congress would expand the definition of eligible portfolio company to include publicly-traded companies with market capitalizations of $250 million and less. There is no assurance that either the proposed rule or legislation will be adopted as proposed or at all.

Non-Qualifying Assets

We may invest up to 30% of our total assets in assets that are not qualifying assets and are not subject to the limitations referenced above. These investments may include investments in asset-backed securities, financial guarantees, high-yield bonds, distressed debt, bridge loans, lease assets, commercial loans, private equity, securities of public companies or secondary market purchases of otherwise qualifying assets.

If the value of non-qualifying assets should at any time exceed 30% of our total assets, we will be precluded from acquiring any additional non-qualifying assets until such time as the value of our qualifying assets again equals at least 70% of our total assets.

Managerial Assistance to Portfolio Companies

In order to count portfolio securities as qualifying assets for the purpose of the 70% Test, as a business development company, we must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than certain small and solvent companies described above) significant managerial assistance. Making available significant managerial assistance means, among other things, (1) any arrangement whereby we, through our directors, officers or employees, offer to provide, and, if accepted, do so provide, significant guidance and counsel concerning the management, operations, or business objectives and policies of a portfolio company, (2) the exercise of a controlling influence over the management or policies of a portfolio company by us acting individually or as part of a group acting together to control such company, or (3) with respect to SBICs, the making of loans to a portfolio company. We may satisfy the requirements of clause (1) with respect to a portfolio company by purchasing securities of such company as part of a group of investors acting together if one person in such group provides the type of assistance described in such clause. However, we will not satisfy the general requirement of making available significant managerial assistance if we only provide such assistance indirectly through an investor group. We need only extend significant managerial assistance with respect to portfolio companies that are treated as “qualifying assets” for the purpose of satisfying the 70% Test.

Temporary Investments

Pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets. Typically, we will invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. Government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the asset diversification requirements in order to qualify as a RIC for federal income tax purposes. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. Our manager will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of senior indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any senior securities remain outstanding, we are required to make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We are also permitted to borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage.

Sale and Purchase of Shares

We may sell shares of our common stock at a price below our prevailing net asset value per share only upon the approval of the policy by security holders holding a majority of the shares we have issued, including a majority of shares held by nonaffiliated security holders except in connection with an offering to our existing stockholders (including a rights offering), upon conversion of a convertible security, or upon exercise of certain warrants. We may repurchase our shares subject to the restrictions of the 1940 Act.

Regulated Investment Company

We intend to elect to be taxed as a regulated investment company under Subchapter M of the Code. As long as we qualify as a regulated investment company, we are not taxed on our investment company taxable income or realized net capital gains, to the extent that such taxable income or gains are distributed, or deemed to be distributed, to shareholders on a timely basis.

Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation, as gains or losses are not included in taxable income until they are realized. In addition, gains realized for financial reporting purposes may differ from gains included in taxable income as a result of our election to recognize gains using installment sale treatment, which results in the deferment of gains for tax purposes until notes received as consideration from the sale of investments are collected in cash.

Dividends declared and paid by the Company in a year generally differ from taxable income for that year as such dividends may include the distribution of current year taxable income, the distribution of prior year taxable income carried forward into and distributed in the current year, or returns of capital. We are generally required to distribute 98% of our taxable income during the year the income is earned to avoid paying an excise tax. If this requirement is not met, the Code imposes a nondeductible excise tax equal to 4% of the amount by which 98% of the current year’s taxable income exceeds the distribution for the year. The taxable income on which an excise tax is paid is generally carried forward and distributed to shareholders in the next tax year. Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income, as required.

In order to maintain our status as a regulated investment company, we must, in general, (1) continue to qualify as a business development company; (2) derive at least 90% of our gross income from dividends, interest, gains from the sale of securities and other specified types of income; (3) meet asset diversification requirements as defined in the Code; and (4) timely distribute to shareholders at least 90% of our annual investment company taxable income as defined in the Code. We intend to take all steps necessary to continue to qualify as a regulated investment company. However, there can be no assurance that we will continue to qualify for such treatment in future years.

At December 31, 2004, our temporary investments included commercial paper of certain issuers that exceeded 5% of the value of our total assets. These investments are classified as cash equivalents for financial statement purposes. We have been advised, however, that for purposes of the federal income tax rules governing RIC status, these commercial paper investments may not be classified as cash items, in which case we did not meet the RIC asset diversification requirements at December 31, 2004 and were instead treated as a “C” corporation for tax purposes for 2004. Because we had a net loss for the period from August 6, 2004 (commencement of operations) to December 31, 2004, we have determined that our treatment as a “C” corporation for tax purposes for 2004 will not result in any material adverse tax consequences to our stockholders.

We have modified our investment holdings in order to qualify as a RIC under the asset diversification requirements for the quarter ending March 31, 2005. We intend to take all steps necessary to continue to qualify as a RIC in 2005 and in future periods. However, there can be no assurance that we will continue to qualify for such treatment in future periods.

The Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) imposes a wide variety of regulatory requirements on publicly held companies and their insiders. Many of these requirements apply to us, including:

•	Our Chief Executive Officer and Chief Financial Officer must certify the accuracy of the financial statements contained in our periodic reports, and so certified through the filing of Section 302 certifications as exhibits to our annual reports on Form 10-K;

•	Our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;

•	Beginning with fiscal year 2005, our annual report on Form 10-K will contain a report from our management on internal control over financial reporting, including a statement that our management is responsible for establishing and maintaining adequate internal control over financial reporting as well as our management’s assessment of the effectiveness of our internal control over financial reporting, which must be audited by our independent registered public accounting firm.

•	Our periodic reports must disclose whether there were significant changes in our internal control over financial reporting or in other factors that could significantly affect our internal control over financial reporting subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses; and

•	We may not make any loan to any director or executive officer.

As a newly formed company, we will not be subject to an independent audit of our internal control policies and procedures until our 2005 fiscal year audit. We have engaged an independent consulting firm and are in the process of developing and adopting procedures to comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We will continue to monitor our compliance with all future regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith.

Nasdaq Corporate Governance

The Nasdaq Stock Market has adopted rules related to corporate governance. Pursuant to these rules, each company listed on Nasdaq must certify its compliance with the audit committee composition, audit committee and nominating committee charter, executive sessions and code of conduct requirements. In addition, Nasdaq Stock Market Rules 4310(c)(16) and 4302(e)(14) require that, except in unusual circumstances, we must make prompt disclosure to the public through any Regulation FD-compliant method (or combination of methods) of disclosure of any material information that would reasonably be expected to affect the value of our securities or influence investors’ decisions. We must, prior to the release of the information, provide notice of such disclosure to StockWatch (part of Nasdaq’s MarketWatch) if the information involves certain material events identified by Nasdaq. These requirements permit StockWatch to assess the news disclosure for materiality and, in certain circumstances, implement temporary trading halts to allow for even dissemination of material news. We have adopted certain policies and procedures to comply with the Nasdaq Stock Market corporate governance and disclosure rules.

Risks Factors Affecting Future Results

In the normal course of our business, in an effort to keep our stockholders and the public informed about our operations and portfolio of investments, we may from time-to-time issue certain statements, either in writing or orally, that contain or may contain forward-looking statements. Generally, these statements relate to business plans or strategies, projected or anticipated benefits of new or follow-on investments made by or to be made by us, or projections involving anticipated purchases or sales of securities or other aspects of our operating results. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially. As noted elsewhere in this report, our operations and portfolio of investments are subject to a number of uncertainties, risks and other influences, many of which are outside our control, and any one of which, or a combination of which, could materially affect the results of our operations or net asset value, the market price of our common stock, and whether forward-looking statements made by us ultimately prove to be accurate. For a full discussion of the factors to be considered before investing in shares of our common stock, see “Risk Factors” beginning on page 13 of our registration statement on Form N-2 filed with the SEC on November 9, 2004 (Registration No. 333.118279) and incorporated herein by reference (the “Registration Statement”).

Forward Looking Statements

Certain statements in this report that relate to estimates or expectations of our future performance or financial condition may constitute “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to various risks and uncertainties, which could cause actual results and conditions to differ materially from those projected, including, but not limited to,

•	uncertainties associated with the timing of transaction closings;

•	changes in the prospects of our portfolio companies;

•	changes in interest rates;

•	changes in regional, national, or international economic conditions and their impact on the industries in which we invest;

•	the future operating results of our portfolio companies and their ability to achieve their objectives;

•	changes in the conditions of the industries in which we invest;

•	the adequacy of our cash resources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the ability of our manager to locate suitable investments for us and to monitor and administer the investments; and

•	other factors enumerated in our filings with the Securities and Exchange Commission.

We may use words such as “anticipates,” “believes,” “expects,” “intends”, “will”, “should,” “may” and similar expressions to identify forward-looking statements. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties that could cause actual results to differ materially from our historical experience and present expectations. Undue reliance should not be placed on such forward-looking statements; as such statements speak only as of the date on which they are made. Additional information regarding these and other risks and uncertainties is contained in our periodic filings with the SEC.

Item 2. Properties.

We do not own any real estate or other physical properties materially important to our operation. Our headquarters are located in Houston, Texas, where we occupy our office space leased by our Administrator pursuant to a lease agreement (to which we are not a party) dated December 3, 2004 that expires on May 31, 2010.

Item 3. Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.

Item 4. Submission of Matters to a Vote of Security Holders.

In anticipation of our initial public offering, we asked our sole stockholder to approve several items by written consent in lieu of special meeting during the fourth quarter of the year ended December 31, 2004. At the time, we had 100 shares of common stock outstanding, 100% of which was owned by Natural Gas Partners, L.L.C.

On October 29, 2004, we asked our sole stockholder to approve by written consent in lieu of special meeting the amendment and restatement of our articles of incorporation such that the provisions thereof complied with the

Investment Company Act of 1940. The consent was executed on October 29, 2004 by Natural Gas Partners, L.L.C. A copy of our articles of amendment and restatement is filed as Exhibit 3.2 to this annual report.

On November 1, 2004, we asked our sole stockholder to approve by written consent in lieu of special meeting the form of indemnity agreement between the Company and each of our officers and directors and the execution of an investment advisory agreement with NGP Investment Advisor, LP pursuant to which NGP Investment Advisor, LP would provide us with investment advisory services. The consent was executed on November 1, 2004 by Natural Gas Partners, L.L.C. A copy of the form of indemnity agreement was filed as an exhibit to Amendment No. 4 to our Registration Statement on Form N-2 (File No. 333-118279) filed on October 29, 2004 and is incorporated into this annual report by reference to such filing. A copy of the investment advisory agreement is filed as Exhibit 10.2 to this annual report.

No other matters were put forth to a vote of the security holders during the fourth quarter of the year ended December 31, 2004.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on the National Market tier of the Nasdaq Stock Market under the symbol “NGPC”. Our common stock began trading on November 10, 2004, at an initial public offering price of $15.00 per share. On March 15, 2005, there were approximately 17,580 record holders and beneficial owners (held in street name) of our common stock. The following table sets forth the range of high and low sales prices of our common stock as reported on the Nasdaq Stock Market and our dividends declared from our IPO through December 31, 2004.

	Sale Price
	High	Low	Dividend Declared
Fourth Quarter (beginning November 9, 2004)	$16.15	$14.20	$0.00

On March 18, 2005, our board of directors declared a cash dividend of $0.12 per share on our common stock. The record date for the dividend is March 31, 2005. We intend to pay to our stockholders, on a quarterly basis, dividends out of assets legally available for distribution. As a business development company, we intend to operate so as to be treated as a RIC under Subchapter M of the Code for 2005 and later years. To maintain RIC status, we must, in general, (1) continue to qualify as a business development company; (2) derive at least 90% of our gross income from dividends, interest, gains from the sale of securities and other specified types of income; (3) meet asset diversification requirements as defined in the Code; and (4) timely distribute to shareholders at least 90% of our annual investment company taxable income as defined in the Code. We report the estimated tax characteristics of each dividend when declared, while the actual tax characteristics of dividends are reported annually to each stockholder on Form 1099-DIV.

The determination of the amount of cash dividends, including the quarterly dividend referred to above, if any, to be declared and paid will depend upon our financial condition, results of operations, cash flow, the level of our capital expenditures, future business prospects and any other matters that our board of directors deems relevant. There is no assurance that we will achieve investment results or maintain a tax status that will permit any specified level of cash distribution or year-to-year increase in cash distributions.

Use of Proceeds from Registered Securities

On November 9, 2004, our Registration Statement (Registration No. 333-118279) was declared effective by the SEC in connection with our initial public offering of 16,000,000 shares of common stock (plus up to

2,400,000 additional shares of common stock upon the exercise of the underwriters’ over-allotment option), which commenced trading on November 10, 2004. The initial public offering did not terminate prior to the sale of all the securities registered. The initial public offering consisted solely of one class of common stock. The number of securities registered, including the shares of common stock subject to the underwriters’ over-allotment option, was 18,400,000, of which 17,400,000 were sold to the public. The aggregate price of the offering amount registered was $276,000,000 and the aggregate offering price of the shares sold was $261,000,000.

From November 9, 2004, the effective date of the Registration Statement, to December 31, 2004, we incurred total expenses in connection with the issuance and distribution of our common stock registered in the amount of $16,663,000 including underwriting discounts and commissions in the amount of $14,355,000, expenses paid to or for underwriters in the amount of $750,000, and other expenses in the amount of $1,558,000. All expense payments were made directly or indirectly to persons other than directors, officers, or their associates; persons owning ten percent of more of any class of our securities; and our affiliates. The net offering proceeds received by us from the initial public offering of the shares of common stock, after deducting expenses and underwriting discounts and commissions, were approximately $244,337,000.

We plan to use the net proceeds received from the initial public offering for investing in portfolio companies in accordance with our investment objectives and strategies as described in our Registration and incorporated herein by reference. From November 15, 2004, the day we received the net proceeds from the initial public offering, to December 31, 2004, we invested approximately $66 million in the debt securities of two portfolio companies and paid a management fee to our manager in the amount $452,676, organization costs in the amount $704,808, and general and administrative expenses (including payments to the administrator) in the amount of $285,771. At December 31, 2004, we had cash and cash investments of $136.3 million, and investments in agency and auction rate securities of $41.3 million.

Item 6. Selected Financial Data.

The following table sets forth our selected historical financial and operating data, as of and for the dates and period indicated. The selected historical financial data are derived from our audited financial statements and should be read in conjunction with our financial statements and notes thereto and together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Period August 6, 2004 (commencement of operations) through December 31, 2004
Total operating income	$853,038
Total operating expenses	$1,443,255

Net investment loss	$(590,217)

Unrealized appreciation on portfolio securities	$290,789

Net decrease in stockholders’ equity (net assets) resulting from operations	$(299,428)

Per share data:
Net investment loss	$(0.03)
Unrealized appreciation on portfolio securities	$0.01
Net decrease in stockholders’ equity (net assets) resulting from operations	$(0.02)
Net assets	$14.03

Balance Sheet Data:
Total assets	$244,552,003
Long-term debt	$—
Stockholders’ equity (net assets)	$244,038,830

Ite m 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a newly organized financial services company, which commenced operations on August 6, 2004, created to invest primarily in debt securities of small and mid-size energy companies. On November 9, 2004, we completed our initial public offering and became an externally managed, non-diversified, closed-end investment company and elected to be treated as a business development company under the 1940 Act. As such, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, for tax purposes we intend to operate so as to be treated as a RIC under the Code for 2005 and later years. Pursuant to these elections, we generally will not have to pay corporate-level taxes on any income and capital gains we distribute to our stockholders.

Our investment objective is to generate both current income and capital appreciation primarily through debt investments with certain equity components. A key focus area for our targeted investments in the energy industry is domestic E&P businesses and midstream businesses that gather, process and transport oil and gas. We also evaluate investment opportunities outside of the oil and gas business, such as coal businesses, and businesses engaged in the downstream sector, including power and electricity investment opportunities. Our investments will generally range in size from $10 million to $50 million, although a few investments may be substantially in excess of this range. Our targeted investments primarily consist of debt instruments, including senior and subordinated loans combined in one facility with an equity component, subordinated loans and subordinated loans with equity components and redeemable preferred stock or similar securities.

Critical Accounting Policies

Valuation of Investments

The valuation committee prepares the portfolio company valuations each quarter using the most recent portfolio company financial statements and forecasts. The valuation committee consults with the officers or employees of the manager who are managing the portfolio company to obtain further updates on the portfolio company performance, including information such as industry trends, new product development, and other operational issues. The valuations are reviewed by the audit committee of the board of directors and presented to the overall board of directors, which reviews and approves the portfolio valuations in accordance with the following valuation policy.

Investments are carried at fair value, as determined in good faith by our board of directors. Securities that are publicly traded are valued at the closing price on the valuation date. For debt and equity securities of companies that are not publicly traded, or for which we have various degrees of trading restrictions, we prepare a valuation analysis which for equity securities uses traditional valuation methodologies to estimate the enterprise value of the portfolio company issuing the securities and in the case of debt securities consists of traditional valuation methodologies to estimate the value of the assets of the portfolio company. The methodologies for determining asset valuations include estimates based on: the liquidation or collateral value of the portfolio company’s assets, the discounted value of expected future net cash flows from the assets and third party valuations of the portfolio company’s assets, such as engineering reserve reports of oil and gas properties. The methodologies for determining enterprise valuations includes estimates based on: valuations of comparable public companies, recent sales of comparable companies, the value of recent investments in the equity securities of the portfolio company and the asset valuation methodologies described above. We weight some or all of the above valuation methods to determine the estimated enterprise value of the company. In valuing convertible debt or equity securities, we value our equity investment based on our pro rata share of the residual equity value available after deducting all outstanding debt from the estimated enterprise value. We value non-convertible debt securities at cost plus amortized original issue discount, or OID, to the extent that the estimated value of the assets of the portfolio company exceeds the outstanding debt of the portfolio company. If the estimated asset value is less than the outstanding debt of the company, we reduce the value of our debt investment beginning with the junior most debt such that the asset value less the value of the outstanding debt is zero. If there is sufficient asset value to cover the face amount of a debt security that has been discounted due to the detachable equity warrants received with that security, that detachable equity warrant will be valued such that the sum of the discounted debt security and the detachable equity warrant equal the face value of the debt security.

Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different from the valuations currently assigned.

Securities Transactions, Interest and Dividend Income Recognition

All securities transactions are accounted for on a trade-date basis. Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected. OID is accreted into interest income using the effective interest method. OID initially represents the value of detachable equity warrants obtained in conjunction with the acquisition of debt securities. The portion of the loan origination fees paid that represent additional yield or discount on a loan are deferred and accreted into interest income over the life of the loan using the effective interest method. Dividend income is recognized on the ex-dividend date. We stop accruing interest or dividends on our investments when it is determined that the interest or dividend is not collectible. We assess the collectibility of the interest and dividends based on many factors including the portfolio company’s ability to service our loan based on current and projected cash flows as well as the current valuation of the company’s assets. For investments with payment-in-kind, or PIK, interest, we base income accruals on the valuation of the PIK notes received from the borrower. If the portfolio company’s asset valuation indicates a value of the PIK notes that is not sufficient to cover the contractual interest, we will not accrue interest income on the notes.

A change in a portfolio company’s operating performance and cash flows can impact a portfolio company’s ability to service our debt and therefore could impact our interest income recognition.

Fee Income Recognition

Fees primarily include financial advisory, transaction structuring, loan financing, and prepayment fees. Financial advisory fees represent amounts received for providing advice and analysis to companies and are recognized as earned provided collection is probable. Transaction structuring and loan financing fees represent amounts received for structuring, financing, and executing transactions and are generally payable only if the transaction closes and are recognized as earned when the transaction is completed. Prepayment fees are recognized as they are received.

Portfolio and Investment Activity

We were pleased with our first 47 days of investment activity after the completion of our initial public offering. We made our first two targeted investments and, as of December 31, 2004, had invested approximately $66 million or 27% of our initial net proceeds in targeted investments consistent with our business plan.

Specifically, we invested a total of approximately $57.8 million in two loans to Crescent Resources, LLC, a California based exploration and production company, as part of the financing for an acquisition of producing assets. The two loans consist of a Senior Subordinated Secured Term Loan with a face amount of $48.25 million, and a Senior Subordinated Secured Bridge Loan with a face amount of $10.8 million. The Term Loan has a term of four years and a cash coupon of LIBOR plus 950 basis points. The Bridge Loan also has a term of four years and a 14% coupon, payable in kind. There are certain incentives built into the structure of the Bridge Loan for the borrower to repay the loan prior to maturity. As of March 18, 2005, the borrower had repaid the entire balance of the Bridge Loan. As of December 31, 2004, both loans were performing as agreed.

We also invested approximately $7.95 million in Senior Notes issued by Venoco, Inc. in a Rule 144A bond offering in December, 2004. These notes have a face amount of $8 million, are unsecured, and have a coupon of 8.75%. As of December 31, 2004, this investment was performing as agreed.

As of December 31, 2004, the balance of the net proceeds of the offering was invested in commercial paper, auction rate securities and money market funds.

The weighted average yield on the senior notes purchased during the period ended December 31, 2004 was 8.8%. The weighted average yield on the senior subordinated secured debt purchased during the period ended December 31, 2004 was 12.6%. At December 31, 2004, the weighted average yield on our capital invested in portfolio companies was 12.1%. The weighted average yield on our entire portfolio, including cash equivalents, agency notes and auction rate securities, was 4.9% at December 31, 2004. Yields are computed using interest rates as of the balance sheet date and include amortization of loan origination fees, original issue discount and market premium or discount, weighted by their respective costs when averaged.

To maintain our status as a business development company, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). If we invest in an issuer that, at the time of the investment, has outstanding securities as to which a broker or dealer may extend or maintain margin credit or “marginable securities,” these acquired assets cannot normally be treated as qualifying assets. This results from the definition of “eligible portfolio company” under the 1940 Act, which in part looks to whether a company has outstanding securities that are eligible for margin credit. Amendments promulgated in 1998 by the board of Governors of the Federal Reserve System to Regulation T under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), expanded the definition of marginable security to include any non-equity security. These amendments have raised questions as to whether a private company that has outstanding debt securities would qualify as an eligible portfolio company. We have noted that under applicable self-regulatory organization rules that govern the ability of brokers and dealers to extend margin credit, many non-equity securities issued by private companies may not be effectively marginable. In November 2004, the SEC issued a proposed rule to eliminate the marginable security concept and to define eligible portfolio companies generally as issuers that do not have a class of securities listed on an exchange or quoted on the Nasdaq Stock Market. If adopted, this rule would eliminate the current uncertainty as to the definition of eligible portfolio company. While the SEC has proposed the foregoing rule, which will correct the current uncertainty, there is no assurance that the rule will be adopted as proposed or at all. Legislation has also been filed in Congress that would correct this uncertainty. There is no assurance that such legislation will be passed.

We continue to monitor this issue closely and intend to adjust our investment focus as needed to comply with and/or take advantage of any future administrative position, judicial decision or legislative action.

Results of Operations

We commenced operations on August 6, 2004 and therefore have no prior periods with which to compare operating results for the period ended December 31, 2004. We received the net proceeds of the initial offering on November 15, 2004. As of December 31, 2004, we were in the initial stages of investment operations and over 27% of our net assets were invested in debt securities and loans to two private oil and gas production companies (discussed above) with the remainder invested in short term commercial paper, agency notes, auction rate and money market securities.

Investment Income

We generate revenue in the form of interest income on the debt securities that we own, dividend income on any common or preferred stock that we own, and capital gains or losses on any debt or equity securities that we acquire in portfolio companies and subsequently sell. Our investments, if in the form of debt securities, typically have a term of three to seven years and bear interest at a fixed or floating rate. To the extent achievable, we seek to collateralize our investments by obtaining security interests in our portfolio companies’ assets. We also may acquire minority or majority equity interests in our portfolio companies, which may pay cash or in-kind dividends on a recurring or otherwise negotiated basis. In addition, we may generate revenue in other forms including commitment, origination, structuring or due diligence fees; fees for providing managerial assistance; and possibly consultation fees. Any such fees generated in connection with our investments are recognized as earned. Investment income was modest for the period August 6, 2004 (commencement of operations) through December 31, 2004, as it largely reflected income generated from investments in cash and cash equivalents commencing on November 15, 2004 (the date of receipt of the net proceeds from the initial public offering). Interest income approximated $853,000 for the period with $610,000 attributable to cash equivalents, agency notes and auction rate securities and $243,000 attributable to targeted investments in portfolio companies.

Operating Expenses

For the period August 6, 2004 (commencement of operations) through December 31, 2004, operating expenses approximated $1.44 million. This amount consisted of investment advisory and management fees, insurance expenses, administrative services fees, professional fees, directors’ fees and other general and administrative expenses. It also included a non-recurring charge of approximately $705,000 in expenses related to the organization of the Company.

The operating expenses for the period represented our allocable portion of the total organizational and operating expenses incurred by us, our manager and our administrator, as determined by our board of directors and representatives of our manager and our administrator taking into account our start-up nature. As our operations continue to mature, the amount of operating expenses allocated to us under the terms of our investment advisory and administration agreements with our manager and our administrator could likely increase. Although we would anticipate any increased expenses to be mitigated by increased operating revenues, our net income and dividends in future periods could be reduced by increases in operating expenses.

Net Investment Loss, Unrealized Appreciation and Stockholders’ Equity

For the period August 6, 2004 (commencement of operations) through December 31, 2004, we had a net investment loss of approximately $590,000, and our portfolio had net unrealized appreciation of approximately $291,000. Overall, we had a net decrease in stockholders’ equity (net assets) resulting from operations of approximately $299,000 or $0.02 per share.

Financial Condition, Liquidity and Capital Resources

In November 2004, we completed an initial public offering of our common stock and received proceeds, net of underwriters’ discount and commissions and expenses, of $244.3 million in exchange for 17.4 million common shares. At December 31, 2004, we had cash and cash equivalents of approximately $136.3 million, and investments in agency and auction rate securities of approximately $41.3 million, which represent the balance of the net proceeds of our initial public offering after investments in portfolio companies approximating $65.8 million.

During 2004, we funded investments using the net proceeds from our IPO. We expect to fund our investments in 2005 from the balance of the net proceeds from our IPO and income earned on temporary investments. In the future, we may also fund a portion of our investments through borrowings under credit facilities with banks or the issuances of equity or senior debt securities. In the future, we may also securitize a portion of our investments in mezzanine or senior secured loans or other assets. Our primary use of funds will be investments in portfolio companies and cash distributions to holders of our common stock.

Dividends

We intend to elect to be taxed as a regulated investment company under Subchapter M of the Code for 2005 and later years. As a RIC, we will be required to distribute annually at least 90% of our investment company taxable income and at least 98% of our capital gain net income to avoid an excise tax. We intend to make distributions to our stockholders on a quarterly basis of substantially all of our net operating income. We also currently intend to make distributions of net realized capital gains, if any, at least annually. However, we may in the future decide to retain capital gains for investment and designate such retained dividends as a deemed distribution.

We have also established an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a cash dividend, a stockholder’s cash dividend will be automatically reinvested in additional shares of our common stock unless the stockholder specifically “opts out” of the dividend reinvestment plan and elects to receive cash dividends. We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage test for borrowings when applicable to us as a business development company under the 1940 Act and due to provisions in our credit facilities. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of our status as a regulated investment company. We cannot assure stockholders that they will receive any distributions or distributions at a particular level.

For the period August 6, 2004 (commencement of operations) through December 31, 2004, we were treated as a “C” corporation and did not generate taxable income and thus declared no dividend. On March 18, 2005, we declared a quarterly dividend in the amount of $0.12 per common share for shareholders of record on March 31, 2005. The dividend will be paid on April 15, 2005.

Portfolio Credit Quality

We maintain a system to evaluate the credit quality of our loans. This system is intended to reflect the performance of a portfolio company’s business, the collateral coverage of a loan, and other factors considered relevant. As of December 31, 2004, both of our investments in portfolio companies were rated in the top category, performing at or above plan.

I tem 7A. Quantitative and Qualitative Disclosures About Market Risk.

Our business activities contain elements of risk. We consider the principal market risks to be fluctuations in interest rates and the valuation of our investment portfolio. To date we have not used derivative financial instruments to mitigate either of these risks, though we may do so in the future. The return on our investments is generally not directly affected by foreign currency fluctuations.

We primarily invest in illiquid debt securities of companies. In some cases these investments include additional equity components. Our investments are generally subject to restrictions on resale and generally have no established trading market. We value substantially all of our investments at fair value as determined in good faith by the board of directors in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make.

Investments are carried at fair value, as determined in good faith by our board of directors. Securities that are publicly traded are valued at the closing price on the valuation date. For debt and equity securities of companies that are not publicly traded, or for which we have various degrees of trading restrictions, we prepare a valuation analysis which for equity securities uses traditional valuation methodologies to estimate the enterprise value of the portfolio company issuing the securities and in the case of debt securities consists of traditional valuation methodologies to estimate the value of the assets of the portfolio company. The methodologies for determining asset valuations include estimates based on: the liquidation or collateral value of the portfolio company’s assets, the discounted value of expected future net cash flows from the assets and third party valuations of the portfolio company’s assets, such as engineering reserve reports of oil and gas properties. The methodologies for determining enterprise valuations include estimates based on: valuations of comparable public companies, recent sales of comparable companies, the value of recent investments in the equity securities of the portfolio company and the asset valuation methodologies described above. We weight some or all of the above valuation methods to determine the estimated enterprise value of the company. In valuing convertible debt or equity securities, we value our equity investment based on our pro rata share of the residual equity value available after deducting all outstanding debt from the estimated enterprise value. We value non-convertible debt securities at cost plus amortized original issue discount, or OID, to the extent that the estimated value of the assets of the portfolio company exceeds the outstanding debt of the portfolio company. If the estimated asset value is less than the outstanding debt of the company, we reduce the value of our debt investment beginning with the junior most debt such that the asset value less the value of the outstanding debt is zero. If there is sufficient asset value to cover the face amount of a debt security that has been discounted due to the detachable equity warrants received with that security, that detachable equity warrant will be valued such that the sum of the discounted debt security and the detachable equity warrant equal the face value of the debt security.

Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different from the valuations currently assigned.

In addition, the illiquidity of our investments may adversely affect our ability to dispose of debt and equity securities at times when it may be otherwise advantageous for us to liquidate such investments. In addition, if we were forced to immediately liquidate some or all of the investments in the portfolio, the proceeds of such liquidation would be significantly less than the current value of such investments.

Once we have fully invested the net proceeds from our initial public offering, we intend to borrow money to make investments. Once we borrow money to make investments, our net investment income will be dependent upon the difference or spread between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds would increase, which would reduce our net investment income.

We anticipate that we will use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. We expect to obtain a revolving line of credit as a means to bridge to long-term financing and that our long-term fixed-rate investments will be financed primarily with long-term fixed-rate debt and equity. In addition, we may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

NGP Capital Resources Company:

We have audited the accompanying balance sheet of NGP Capital Resources Company, including the schedule of investments, as of December 31, 2004 and the related statements of operations, changes in stockholders’ equity (net assets), and cash flows for the period August 6, 2004 (commencement of operations) through December 31, 2004, and the financial highlights for the period August 6, 2004 (commencement of operations) through December 31, 2004. These financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation and physical examination of securities owned as of December 31, 2004, by correspondence with custodians. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of NGP Capital Resources Company as of December 31, 2004, the results of its operations, changes in its stockholders’ equity (net assets), and cash flows for the period August 6, 2004 (commencement of operations) through December 31, 2004, and the financial highlights for the period August 6, 2004 (commencement of operations) through December 31, 2004 in conformity with U.S. generally accepted accounting principles.

KPMG LLP

Fort Worth, Texas

April 7, 2005

NGP CAPITAL RESOURCES COMPANY

BALANCE SHEET

December 31, 2004
Assets:
Investments in portfolio securities at fair value (cost $65,770,724)	$66,061,513
Investments in Agency and Auction Rate Securities, at cost which approximates fair value	41,301,002

Total investments	107,362,515

Cash and cash equivalents, at cost which approximates fair value	136,314,402
Accounts receivable	80,000
Interest receivable	303,484
Prepaid assets	491,602

Total assets	$244,552,003

Liabilities and stockholders’ equity (net assets):
Liabilities:
Accounts payable	$513,173

Total Liabilities	513,173

Stockholders’ equity (net assets)
Common stock, $.001 par value, 250,000,000 shares authorized; 17,400,100 shares issued and outstanding	17,400
Paid-in capital in excess of par	244,320,858
Accumulated net investment loss	(590,217)
Unrealized appreciation of portfolio securities	290,789

Total stockholders’ equity (net assets)	244,038,830

Total liabilities and stockholders’ equity (net assets)	$244,552,003

Net assets per share	$14.03

(See accompanying notes to financial statements)

NGP CAPITAL RESOURCES COMPANY

STATEMENT OF OPERATIONS

Period August 6, 2004 (commencement of operations) through December 31, 2004
Operating income:
Interest income	$853,038

Total operating income	853,038

Operating expenses:
Management fees	452,676
Organization costs	704,808
General and administrative expenses	285,771

Total operating expenses	1,443,255

Net investment loss	(590,217)
Unrealized appreciation on portfolio securities	290,789

Net decrease in stockholders’ equity (net assets) resulting from operations	$(299,428)

Net decrease in stockholders’ equity (net assets) resulting from operations per common share	$(0.02)

(See accompanying notes to financial statements)

NGP CAPITAL RESOURCES COMPANY

STATEMENT OF STOCKHOLDERS’ EQUITY (NET ASSETS)

PERIOD AUGUST 6, 2004 (COMMENCEMENT OF OPERATIONS)

THROUGH DECEMBER 31, 2004

	Common Stock		Paid-in Capital in Excess of Par	Accumulated Net Investment Loss	Unrealized Appreciation of Portfolio Securities	Total Stockholders’ Equity (Net Assets)
	Shares	Amount
Balance at August 6, 2003 (commencement of operations)	100	$—	$1,500	$—	$—	$1,500

Issuance of common stock from public offering (net of underwriting costs)	17,400,000	17,400	246,627,600	—	—	246,645,000

Offering costs	—	—	(2,308,242)	—	—	(2,308,242)

Net increase (decrease) in stockholders’ equity (net assets) resulting from operations	—	—	—	(590,217)	290,789	(299,428)

Balance at December 31, 2004	17,400,100	$17,400	$244,320,858	$(590,217)	$290,789	$244,038,830

(See accompanying notes to financial statements)

NGP CAPITAL RESOURCES COMPANY

STATEMENT OF CASH FLOWS

Period August 6, 2004 (commencement of operations) through December 31, 2004
Cash Flows from Operating Activities
Net decrease in stockholders’ equity (net assets) resulting from operations	$(299,428)
Adjustments to reconcile net decrease in stockholders’ equity (net assets) resulting from operations to net cash used in operating activities:
Increase in accounts receivable	(80,000)
Increase in interest receivable	(303,484)
Increase in prepaid assets	(491,602)
Increase in accounts payable	513,173
Unrealized appreciation on portfolio securities	(290,789)

Net cash used in operating activities	(952,130)

Cash Flows from Investing Activities

Purchase of investments in portfolio securities	(65,770,724)
Purchase of investments in agency and auction rate securities	(53,801,002)
Sale of investments in agency and auction rate securities	12,500,000

Net cash used in investing activities	(107,071,726)

Cash flows from financing activities

Net proceeds from the issuance of common stock	246,645,000
Offering costs from the issuance of common stock	(2,308,242)

Net cash provided by financing activities	244,336,758

Net increase in cash and cash equivalents	136,312,902
Cash and cash equivalents, beginning of the period	1,500

Cash and cash equivalents, end of period	$136,314,402

(See accompanying notes to financial statements)

NGP Capital Resources Company

Schedule of Investments

December 31, 2004

Portfolio Company (1)	Energy Industry Segment	Investment (2)	Principal	Cost	Fair Value (3)
Crescent Resources, LLC	Production and Development	Senior Subordinated- Secured Term Loan (LIBOR + 9.5%, due 12/20/2008)	$48,250,000	$47,246,400	$47,246,400

		Senior Subordinated- Secured Bridge Loan (14% PIK, due 12/20/2008)	10,800,000	10,575,360	10,575,360

Venoco Inc.	Production and Development	Senior Notes (8.75%, due 12/15/2011)	8,000,000	7,948,964	8,239,753

Total Targeted Investments (27.1%)				$65,770,724	$66,061,513

Issuing Company	Industry Segment	Investment (4), (5)	Principal	Cost	Fair Value
SLM Student Loan Trust 2002-2007	Government Agency	Agency Notes, 2.4%	$10,000,000	$10,000,000	$10,000,000
ARG Funding Corp	Auto Rental	Auction Rate Security, 2.45%	5,000,000	5,000,000	5,000,000
Vermont Student Asst 2001	State Agency	Auction Rate Security, 2.10%	1,050,000	1,050,000	1,050,000
Massachusetts St. Health Facility	State Agency	Auction Rate Security, 2.33%	100,000	100,181	100,181
Northeastern Univ. Mass. Revenue	State Agency	Auction Rate Security, 2.24%	3,000,000	2,999,970	2,999,970
Potomoc Trust Capital I	State Agency	Auction Rate Security, 2.50%	5,030,000	5,030,000	5,030,000
Insurance Note Capital II	Insurance	Auction Rate Security, 2.50%	5,004,167	5,004,167	5,004,167
SLM Private Cr Student Loan Trust	Government Agency	Auction Rate Security, 1.95%	1,000,000	1,000,242	1,000,242
Insurance Note Capital IV	Insurance	Auction Rate Security, 2.50%	5,500,000	5,500,000	5,500,000
Potomoc Trust Capital II	State Agency	Auction Rate Security, 2.50%	2,500,000	2,500,000	2,500,000
San Diego Cty California Pension	State Agency	Auction Rate Security, 2.30%	3,100,000	3,116,442	3,116,442

Total Agency and Auction Rate Securities (16.9%)				$41,301,002	$41,301,002

Total Investments (44.0%)					$107,362,515

(1)	None of our portfolio companies are controlled by or affiliated with us as defined by the Investment Company Act of 1940.
(2)	Percentage represents interest rates in effect at December 31, 2004, and due date represents the contractual maturity date.
(3)	Fair value of targeted investments is determined by or under the direction of the Board of Directors (See Note 2 to the financial statements).
(4)	All investments are in entities with primary operations in the United States of America.
(5)	Interest reset date in 90 days or less.

(See accompanying notes to financial statements)

NGP CAPITAL RESOURCES COMPANY

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004

Note 1: Organization

NGP Capital Resources Company (the “Company”) was organized as a Maryland corporation in July 2004. The Company has elected to be treated as a business development company under the Investment Company Act of 1940, as amended. In addition, the Company intends to qualify to elect to be treated for tax purposes as a regulated investment company, (“RIC”), under the Internal Revenue Code of 1986, as amended (the “Code”) for 2005 and later years. The Company was created to invest primarily in small and mid-size energy companies, which are generally defined as companies that have net asset values or annual revenues of less than $500 million. The Company’s investment objective is to generate both current income and capital appreciation through debt investments with certain equity components.

The Company is managed and advised, subject to the overall supervision of the Company’s board of directors, by NGP Investment Advisor, L.P. (the “Manager”), a Delaware limited partnership owned by Natural Gas Partners, LLC and NGP Administration LLC (the “Administrator”), the Company’s administrator.

Note 2: Significant Accounting Policies

Use of Estimates

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America that require management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits and highly liquid investments with original maturities of three months or less when purchased. Cash and cash equivalents are carried at cost which approximates fair value as of December 31, 2004.

Concentration of Credit Risk

The Company places its cash and cash equivalents with financial institutions and, at times, cash held in checking accounts may exceed the Federal Deposit Insurance Corporation insured limit.

Valuation of Investments

The valuation committee prepares the portfolio company valuations each quarter using the most recent portfolio company financial statements and forecasts. The valuation committee consults with the officers or employees of the manager who are managing the portfolio company to obtain further updates on the portfolio company performance, including information such as industry trends, new product development, and other operational issues. The valuations are reviewed by the valuation committee of the board of directors and presented to the overall board of directors, which reviews and approves the portfolio valuations in accordance with the following valuation policy.

Investments are carried at fair value, as determined in good faith by the board of directors. Securities that are publicly traded are valued at the closing price on the valuation date. For debt and equity securities of companies that are not publicly traded, or for which there are various degrees of trading restrictions, we prepare a valuation analysis which for equity securities uses traditional valuation methodologies to estimate the enterprise value of the portfolio company issuing the securities and in the case of debt securities consists of traditional

NGP CAPITAL RESOURCES COMPANY

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2004

valuation methodologies to estimate the value of the assets of the portfolio company. The methodologies for determining asset valuations include estimates based on: the liquidation or collateral value of the portfolio company’s assets, the discounted value of expected future net cash flows from the assets and third party valuations of the portfolio company’s assets, such as engineering reserve reports of oil and gas properties. The methodologies for determining enterprise valuations include estimates based on: valuations of comparable public companies, recent sales of comparable companies, the value of recent investments in the equity securities of the portfolio company and the asset valuation methodologies described above. We weight some or all of the above valuation methods to determine the estimated enterprise value of the company. In valuing convertible debt or equity securities, we value our equity investment based on our pro rata share of the residual equity value available after deducting all outstanding debt from the estimated enterprise value. We value non-convertible debt securities at cost plus amortized original issue discount, or OID, to the extent that the estimated value of the assets of the portfolio company exceeds the outstanding debt of the portfolio company. If the estimated asset value is less than the outstanding debt of the company, we reduce the value of our debt investment beginning with the junior most debt such that the asset value less the value of the outstanding debt is zero. If there is sufficient asset value to cover the face amount of a debt security that has been discounted due to the detachable equity warrants received with that security, that detachable equity warrant will be valued such that the sum of the discounted debt security and the detachable equity warrant equal the face value of the debt security.

Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different from the valuations currently assigned.

Securities Transactions, Interest and Dividend Income Recognition

All securities transactions are accounted for on a trade-date basis. Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected. OID is accreted into interest income using the effective interest method. OID initially represents the value of detachable equity warrants obtained in conjunction with the acquisition of debt securities. The portion of the loan origination fees paid that represent additional yield or discount on a loan are deferred and accreted into interest income over the life of the loan using the effective interest method. Upon the prepayment of a loan or debt security, any unamortized loan origination fees are recorded as interest income and any unamortized OID is recorded as a realized gain. Dividend income is recognized on the ex-dividend date. Accruing interest or dividends on our investments is deferred when it is determined that the interest or dividend is not collectible. Collectibility of the interest and dividends is assessed, based on many factors including the portfolio company’s ability to service our loan based on current and projected cash flows as well as the current valuation of the company’s assets. For investments with payment-in-kind, or PIK, interest, management bases income accruals on the valuation of the PIK notes or securities received from the borrower. If the portfolio company’s asset valuation indicates a value that is not sufficient to cover the contractual interest due on the PIK notes, management will not accrue interest income on the notes.

A change in a portfolio company’s operating performance and cash flows can impact a portfolio company’s ability to service our debt and therefore could impact our interest income recognition.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the cost basis of the investment without regard to unrealized appreciation or depreciation previously

NGP CAPITAL RESOURCES COMPANY

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2004

recognized, and include investments charged off during the year, net of recoveries. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period.

Fee Income Recognition

Fees primarily include financial advisory, transaction structuring, loan financing, and prepayment fees. Financial advisory fees represent amounts received for providing advice and analysis to companies and are recognized as earned provided collection is probable. Transaction structuring and loan financing fees represent amounts received for structuring, financing, and executing transactions and are generally payable only if the transaction closes and are recognized as earned when the transaction is completed. Prepayment fees are recognized as they are received.

Dividends

Dividends to stockholders are recorded on the ex-dividend date. The Company intends to elect to be taxed as a regulated investment company under Subchapter M of the Internal Revenue Code of 1986 (the “Code”) for 2005 and later years. In order to maintain the Company’s status as a RIC, the Company is required to distribute at least 90% of its investment company taxable income. In addition, the Company must distribute at least 98% of its income (both ordinary income and net capital gains) to avoid an excise tax. The Company intends to make distributions to stockholders on a quarterly basis of substantially all net operating income. The Company also intends to make distributions of net realized capital gains, if any, at least annually. The amount to be paid out as a dividend is determined by the board of directors each quarter and is based on the annual earnings estimated by the Manager. Based on that estimate, a dividend is declared each quarter and paid shortly thereafter. For the period ending December 31, 2004, the Company was treated as a “C” corporation and had no taxable income and therefore did not declare a dividend for that period.

We have also established an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a cash dividend, a stockholder’s cash dividend will be automatically reinvested in additional shares of our common stock unless the stockholder specifically “opts out” of the dividend reinvestment plan and elects to receive cash dividends. We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage test for borrowings when applicable to us as a business development company under the 1940 Act and due to provisions in our credit facilities. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of our status as a regulated investment company. We cannot assure stockholders that they will receive any distributions or distributions at a particular level.

Note 3: Issuance of Common Stock

On August 6, 2004, the company, in its initial capitalization transaction, sold 100 shares to Natural Gas Partners, LLC for $15.00 per share. On November 9, 2004, the Company’s Registration Statement (Registration No. 333-118279) was declared effective by the SEC in connection with the public offering of 16,000,000 shares of common stock (plus up to 2,400,000 additional shares of common stock upon the exercise of the underwriters’ over-allotment option), which commenced on November 10, 2004. The number of securities registered, including the shares of common stock subject to the underwriters’ over-allotment option, was 18,400,000, of which 17,400,000 were sold to the public at a price of $15.00 per share.

The net proceeds from the initial public offering of the shares of common stock, after deducting expenses of approximately $2,308,000 and underwriting discounts and commissions of $0.825 per share, were approximately $244,337,000.

NGP CAPITAL RESOURCES COMPANY

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2004

Note 4: Investment Management

The Company has entered into an investment advisory agreement with the Manager under which the Manager, subject to the overall supervision of the Company’s board of directors, manages the day-to-day operations of, and provides investment advisory services to, the Company. For providing these services, the Manager receives a fee from the Company, consisting of two components —a base management fee and an incentive fee.

Under the investment advisory agreement, beginning on November 9, 2005 and thereafter, the base management fee will be calculated quarterly as 0.45% of total assets of the Company. Prior to November 9, 2005, the quarterly base management fee is equal to the lesser of $900,000 or 0.375% of the Company’s total assets. For services provided under the investment advisory agreement from November 9, 2004 through and including September 30, 2005, the base management fee is payable monthly in arrears. For services provided under the investment advisory agreement after that time, the base management fee will be payable quarterly in arrears. Until June 30, 2005 (completion of two full fiscal quarters after the closing of the offering), the total assets upon which the quarterly base management fee will be calculated will be equal to the net proceeds of the offering. Thereafter, the base management fee will be calculated based on the average value of the Company’s total assets at the end of the two most recently completed fiscal quarters. The base management fee for the partial month of November 2004 was pro rated.

The incentive fee under the investment advisory agreement consists of two parts. The first part, which is calculated and payable quarterly in arrears, equals 20% of the excess, if any, of the Company’s net investment income for the quarter that exceeds a quarterly hurdle rate equal to 2% (8% annualized) of the Company’s net assets.

For this purpose, net investment income, means interest income, dividend income, and any other income (including any other fees, such as commitment, origination, syndication, structuring, diligence, managerial assistance, monitoring, and consulting fees or other fees that the Company receives from portfolio companies) accrued during the fiscal quarter, minus the Company’s operating expenses for the quarter (including the base management fee, expenses payable under the administration agreement, any interest expense and dividends paid on issued and outstanding preferred stock, if any, but excluding the incentive fee). Net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income that the Company has not yet received in cash. Net investment income does not include any realized capital gains, realized capital losses, or unrealized capital appreciation or depreciation.

The Manager has agreed that payment of the investment income related portion of the incentive fee will not commence until October 1, 2005. The incentive fees due in any fiscal quarter thereafter will be calculated as follows:

•	no incentive fee in any fiscal quarter in which our net investment income does not exceed the hurdle rate.

•	20% of the amount of the Company’s net investment income, if any, that exceeds the hurdle rate.

These calculations will be appropriately pro rated for any period of less than three months.

The second part of the incentive fee will be determined and payable in arrears as of the end of each fiscal year (or upon termination of the investment advisory agreement, as of the termination date), and will equal 20%

NGP CAPITAL RESOURCES COMPANY

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2004

of the following amounts: (1) the Company’s realized capital gains for the fiscal year, if any, minus (2) all realized capital losses for such year and minus (3) any increase in unrealized capital depreciation at the end of such year from the prior year. The manager has agreed that payment of the capital gains related portion of the incentive fee will not commence until 2007 for the fiscal year ended December 31, 2006.

Realized capital gains on a security will be calculated as the excess of the net amount realized from the sale or other disposition of such security over the Company’s original cost for the security. Realized capital losses on a security will be calculated as the amount by which the net amount realized from the sale or other disposition of such security is less than the Company’s original cost for the security.

With respect to unrealized capital depreciation, the amount on which the capital gains incentive fee for any year is calculated will be reduced by any increase during that year in the aggregate unrealized depreciation of the Company’s securities (exclusive of any increase in unrealized appreciation of our securities). The investment advisory agreement provides that unrealized capital depreciation on a security will be calculated as the amount by which the Company’s original cost of such security exceeds the fair value of such security at the end of a fiscal year.

The Manager has agreed that, beginning on November 9, 2006, and to the extent permissible under federal securities laws and regulations, including Regulation M, it will utilize 30% of the fees it receives from the capital gains portion of the incentive fee (up to a maximum of $5 million in the aggregate) to purchase shares of the Company’s common stock in open market purchases through an independent trustee or agent. Any sales of such stock will comply with any applicable six-month holding period under Section 16(b) of the Securities Act of 1933 and all other restrictions contained in any law or regulation, to the fullest extent applicable to any such sale. Any change in this voluntary agreement will not be implemented without at least 90 days’ prior notice to stockholders and compliance with all applicable laws and regulations.

The Company has entered into an administration agreement with the Administrator, under which the Administrator furnishes the Company with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities and performs, or oversees the performance of, administrative services, which include being responsible for the financial records that the Company is required to maintain and preparing reports to the Company’s stockholders and reports filed with the SEC.

In addition, the Manager assists in determining and publishing the Company’s net asset value, oversees the preparation and filing of the Company’s tax returns and the printing and dissemination of reports to the Company’s stockholders and generally oversees the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others. Payments under the administration agreement are equal to an amount based upon the allocable portion of the Administrator’s costs and expenses in performing its obligations under the administration agreement, including rent and the costs of the Company’s chief compliance officer and chief financial officer. The Administrator bills the Company for charges under the administration agreement monthly in arrears.

Note 5: Organizational Expenses and Offering Costs

A portion of the net proceeds of the offering, were used for organizational expenses and offering costs of approximately $705,000 and $2,308,000, respectively. Organizational expenses were expensed as incurred. Offering costs were charged to paid-in capital in excess of par.

NGP CAPITAL RESOURCES COMPANY

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2004

Note 6: Federal Income Taxes

The Company intends to elect to be treated for tax purposes as a RIC under Subchapter M of the Code for 2005 and later years. As a RIC, the Company generally will not be subject to federal income tax on the portion of its taxable income and gains distributed to stockholders. To qualify as a RIC, the Company is required, among other things, to distribute to its stockholders at least 90% of investment company taxable income, as defined by the Code, and to meet certain asset diversification requirements. At December 31, 2004, the Company’s temporary investments included commercial paper of certain issuers that exceeded 5% of the value of its total assets. These investments are classified as cash equivalents for financial statement purposes. The Company has been advised, however, that for purposes of the federal income tax rules governing RIC status, these commercial paper investments may not be classified as cash items, in which case the Company did not meet the RIC asset diversification requirements at December 31, 2004 and was instead treated as a “C” corporation for tax purposes for 2004.

Differences between the effective income tax rate and the statutory Federal tax rate were as follows:

Period August 6, 2004 (commencement of operations) through December 31, 2004
Statutory federal rate on loss from continuing operations	34%
Increase in valuation allowance on net deferred tax assets	(34)%

Effective tax rate on loss from continuing operations	0%

The tax effects of temporary differences that give rise to the deferred tax assets and liabilities at December 31, 2004 are as follows:

Period August 6, 2004 (commencement of operations) through December 31, 2004
Deferred tax assets:
Net operating loss carryforwards	$142,471
Net organization costs	225,347

Total gross deferred tax assets	367,818
Less valuation allowance	(101,805)

Net deferred tax assets	266,013

Deferred tax liabilities:
Unrealized gains, net	(98,868)
Prepaid expenses	(167,145)

Total gross deferred tax liabilities	(266,013)

Net deferred tax assets	$—

When a C corporation qualifies to be taxed as a RIC, it is subject to corporate-level tax on appreciation inherent in its assets on the date it becomes a RIC (i.e., built-in gain) that it recognizes within the first 10 years of its RIC status. A RIC generally may use loss carryforwards arising in taxable years while it was a C corporation to reduce its net recognized built-in gain, although a RIC is not otherwise allowed to utilize such loss carryforwards. Because the Company intends to elect to be treated as a RIC under Subchapter M of the Code for

2005 and later years, it is uncertain whether the Company will fully utilize the tax benefit of its loss carryforward of approximately $142,000 at December 31, 2004. The valuation allowance for deferred tax assets was primarily included to reflect this uncertainty. After reducing the deferred tax asset by this allowance, the amount of the remaining deferred tax asset of $266,013 would entirely offset the deferred tax liability of $266,013 estimated as of December 31, 2004 should the Company recognize its built-in gain in future years. Because the loss carryforward is expected to offset the built-in gain, no provision for Federal income taxes has been recorded for the period August 6, 2004 (commencement of operations) through December 31, 2004. The loss carryforward will expire in the year 2024.

Note 7: Subsequent Events

On March 18, 2005, our board of directors declared a quarterly dividend in the amount of $0.12 per common share for shareholders of record on March 31, 2005. The dividend will be paid on April 15, 2005. As of March 31, 2005, the Company had modified its investment holdings in order to qualify as a RIC under the asset diversification requirements for the quarter ending March 31, 2005.

Financial Highlights

Period August 6, 2004 (commencement of operations) through December 31, 2004
Per Share Data

Net asset value, beginning of period	$15.00

Underwriting discounts, commissions related to initial public offering	(0.82)

Other costs related to initial public offering	(0.13)

Net asset value after initial public offering	14.05

Net investment loss	(0.03)

Unrealized appreciation on portfolio securities	0.01

Net decrease in net assets resulting from operations	(0.02)

Net asset value, end of period	$14.03

Market value, end of year	$15.07
Total Return	0.47%

Ratios and Supplemental Data
($ and shares in thousands)

Net assets, end of period	$244,039
Average net assets	$76,367
Common shares outstanding at end of period	17,400
General and administrative expenses/average net assets	0.37%
Total expenses/average net assets	1.89%
Net investment loss/average net assets	-0.77%
Net decrease in net assets resulting from operations/ average net assets	-0.39%
Portfolio turnover rate	0.00%

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

As of the end of the period covered by this annual report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2004 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no changes in our internal control over financial reporting that occurred during the period August 6, 2004 (commencement of operations) through December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 10. Directors and Executive Officers of the Registrant.

The information required by Item 10 of Form 10-K is hereby incorporated by reference from the information appearing under the captions “Governance of the Fund,” “Executive Officers of the Fund” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement relating to its 2005 annual meeting of stockholders, which will be filed pursuant to Regulation 14A within 120 days after the Company’s fiscal year ended December 31, 2004.

Code of Ethics

We have adopted a code of business conduct and ethics applicable to our directors, officers (including our principal executive officer, principal financial officer, and controller, or persons performing similar functions) and employees. In addition, we and our manager have adopted a joint code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to such code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. Copies of our code of business conduct and ethics and joint code of ethics will be provided to any person, without charge, upon request. Contact Stephen K. Gardner at 713-752-0062 to request a copy or send the request to NGP Capital Resources Company, Attn: Stephen K. Gardner, 1221 McKinney St. Suite 2975, Houston, Texas 77010. If any substantive amendments are made to our code of business conduct and ethics or if we grant any waiver, including any implicit waiver, from a provision of the code to any of our executive officers and directors, we will disclose the nature of such amendment or waiver in a report on Form 8-K.

Item 11. Executive Compensation.

The information required by Item 11 of Form 10-K is hereby incorporated by reference from the information appearing under the caption “Governance of the Fund — Compensation” in the Company’s definitive Proxy Statement relating to its 2005 annual meeting of stockholders, which will be filed pursuant to Regulation 14A within 120 days after the Company’s fiscal year ended December 31, 2004.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information required by Item 12 of Form 10-K is hereby incorporated by reference from the information appearing under the caption “Stock Ownership” in the Company’s definitive Proxy Statement relating to its 2005 annual meeting of stockholders, which will be filed pursuant to Regulation 14A within 120 days after the Company’s fiscal year ended December 31, 2004.

Item 13. Certain Relationships and Related Transactions.

The information, if any, required by Item 13 of Form 10-K is hereby incorporated by reference from the information appearing under the caption “Certain Transactions,” if any, in the Company’s definitive Proxy Statement relating to its 2005 annual meeting of stockholders, which will be filed pursuant to Regulation 14A within 120 days after the Company’s fiscal year ended December 31, 2004.

Item 14. Principal Accountant Fees and Services.

The information required by Item 14 of Form 10-K is hereby incorporated by reference from the information appearing under the caption “Ratification of the Selection of the Independent Auditor for the Fund – Audit Fees and All Other Fees” in the Company’s definitive Proxy Statement relating to its 2005 annual meeting of stockholders, which will be filed pursuant to Regulation 14A within 120 days after the Company’s fiscal year ended December 31, 2004.

PART III.

Item 15. Exhibits, Financial Statement Schedules. (a) The following documents are filed as a part of this report:

Financial Statements

See Index to Financial Statements on page 24 of this report.

Financial Statement Schedules

Financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements and notes thereto.

Exhibits No.	Exhibit
3.1	Articles of Incorporation of NGP Capital Resources Company dated as of July 15, 2004 (filed as Exhibit (a)(1) to the Company’s Registration Statement on Form N-2 dated November 9, 2004 (Registration No. 333-118279) and incorporated herein by reference)

3.2	Articles of Amendment and Restatement of NGP Capital Resources Company dated as of October 29, 2004

3.3	Bylaws of NGP Capital Resources Company (filed as Exhibit (b) to the Company’s Registration Statement on Form N-2 dated August 16, 2004 (Registration No. 333-118279) and incorporated herein by reference)

4.1	Specimen certificate of NGP Capital Resources Company’s common stock, par value $0.001 per share (filed as Exhibit (d) to the Company’s Pre-Effective Amendment No. 2 to Registration Statement on Form N-2 dated October 7, 2004 (Registration No. 333-118279) and incorporated herein by reference)

4.2	Dividend Reinvestment Plan (filed as Exhibit (e) to the Company’s Pre-Effective Amendment No. 2 to Registration Statement on Form N-2 dated October 7, 2004 (Registration No. 333-118279) and incorporated herein by reference)

Exhibits No.	Exhibit
10.1	Investment Advisory Agreement dated as of November 9, 2004, between NGP Capital Resources Company and NGP Investment Advisor, LP

10.2	Administration Agreement dated as of November 9, 2004, by and between NGP Capital Resources Company and NGP Administration, LLC

10.3	License Agreement dated as of November 9, 2004, by and between NGP Capital Resources Company and Natural Gas Partners, L.L.C.

10.4	Joint Code of Ethics (filed as Exhibit (r) to the Company’s Registration Statement on Form N-2 dated November 9, 2004 (Registration No. 333-118279) and incorporated herein by reference)

10.5	Form of Indemnity Agreement

14.1	Code of Business Conduct and Ethics for members of the Board of Directors, Officers and Employees

31.1	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Executive Officer

31.2	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Financial Officer

32.1	Section 1350 Certification by the Chief Executive Officer

32.2	Section 1350 Certification by the Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NGP CAPITAL RESOURCES COMPANY

By:	/s/ JOHN H. HOMIER
John H. Homier President and Chief Executive Officer

Date: April 8, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on April 8, 2005. This document may be executed by the signatories hereto on any number of counterparts, all of which constitute one and the same instrument.

Signature	Title
/s/ JOHN H. HOMIER John H. Homier	President and Chief Executive Officer (Principal Executive Officer)

/s/ RICHARD A. BERNARDY Richard A. Bernardy	Secretary, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ STEPHEN K. GARDNER Stephen K. Gardner	Director of Finance

/s/ KENNETH A. HERSH Kenneth A. Hersh	Director and Chairman of the Board

/s/ DAVID R. ALBIN David R. Albin	Director

/s/ EDWARD W. BLESSING Edward W. Blessing	Director

/s/ C. KENT CONINE C. Kent Conine	Director

/s/ JAMES R. LATIMER, III James R. Latimer, III	Director

Index to Exhibits

No.	Exhibit
3.1	Articles of Incorporation of NGP Capital Resources Company dated as of July 15, 2004 (filed as Exhibit (a)(1) to the Company’s Registration Statement on Form N-2 dated November 9, 2004 (Registration No. 333-118279) and incorporated herein by reference)

3.2	Articles of Amendment and Restatement of NGP Capital Resources Company dated as of October 29, 2004

3.3	Bylaws of NGP Capital Resources Company (filed as Exhibit (b) to the Company’s Registration Statement on Form N-2 dated August 16, 2004 (Registration No. 333-118279) and incorporated herein by reference)

4.1	Specimen certificate of NGP Capital Resources Company’s common stock, par value $0.001 per share (filed as Exhibit (d) to the Company’s Pre-Effective Amendment No. 2 to Registration Statement on Form N-2 dated October 7, 2004 (Registration No. 333-118279) and incorporated herein by reference)

4.2	Dividend Reinvestment Plan (filed as Exhibit (e) to the Company’s Pre-Effective Amendment No. 2 to Registration Statement on Form N-2 dated October 7, 2004 (Registration No. 333-118279) and incorporated herein by reference)

10.1	Investment Advisory Agreement dated as of November 9, 2004, between NGP Capital Resources Company and NGP Investment Advisor, LP

10.2	Administration Agreement dated as of November 9, 2004, by and between NGP Capital Resources Company and NGP Administration, LLC

10.3	License Agreement dated as of November 9, 2004, by and between NGP Capital Resources Company and Natural Gas Partners, L.L.C.

10.4	Joint Code of Ethics (filed as Exhibit (r) to the Company’s Registration Statement on Form N-2 dated November 9, 2004 (Registration No. 333-118279) and incorporated herein by reference)

10.5	Form of Indemnity Agreement

14.1	Code of Business Conduct and Ethics for members of the Board of Directors, Officers and Employees

31.1	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Executive Officer

31.2	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Financial Officer

32.1	Section 1350 Certification by the Chief Executive Officer

32.2	Section 1350 Certification by the Chief Financial Officer