Form 10-K/A
period 2004-12-31
NGP Capital Resources CO
filed 2005-05-16
CIK 1297704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

INTRODUCTORY NOTE

This Amendment No. 1 (this “Amendment”) to NGP Capital Resources Company’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2004 (the “Original Report”) is being filed to:

•	correct certain misstatements (described below) in the “Financial Highlights” portion of its audited financial statements contained in the Original Report that resulted from a clerical error (described below); and

•	amend and restate Item 9A to modify the conclusions of our management, including our principal executive officer and our principal financial officer, regarding the effectiveness of our disclosure controls and procedures and the effectiveness of our internal control over financial reporting.

The clerical error in the “Financial Highlights” section of the Original Report resulted in misstatements of the numbers reported for “Market value, end of period” and “Total Return” for the period ended December 31, 2004. The correct number for “Market value, end of period” is $15.37, as opposed to $15.07, as previously reported. The correct number for “Total Return” is 2.47%, as opposed to 0.47%, as previously reported.

Except as otherwise expressly stated for the items amended in this Amended Report, this Amended Report continues to speak as of the date of the Original Report and we have not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Report. Accordingly, this Amended Report should be read in conjunction with our Original Report and our other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Report.

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

(See accompanying notes to financial statements)

NGP CAPITAL RESOURCES COMPANY

STATEMENT OF STOCKHOLDERS’ EQUITY (NET ASSETS)

PERIOD AUGUST 6, 2004 (COMMENCEMENT OF OPERATIONS)

THROUGH DECEMBER 31, 2004

	Common Stock		Paid-in Capital in Excess of Par	Accumulated Net Investment Loss	Unrealized Appreciation of Portfolio Securities	Total Stockholders’ Equity (Net Assets)
	Shares	Amount
Balance at August 6, 2004 (commencement of operations)	100	$—	$1,500	$—	$—	$1,500

Issuance of common stock from public offering (net of underwriting costs)	17,400,000	17,400	246,627,600	—	—	246,645,000

Offering costs	—	—	(2,308,242)	—	—	(2,308,242)

Net increase (decrease) in stockholders’ equity (net assets) resulting from operations	—	—	—	(590,217)	290,789	(299,428)

Balance at December 31, 2004	17,400,100	$17,400	$244,320,858	$(590,217)	$290,789	$244,038,830

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

Financial Highlights

Period August 6, 2004 (commencement of operations) through December 31, 2004
Per Share Data

Net asset value, beginning of period	$15.00

Underwriting discounts, commissions related to initial public offering	(0.82)

Other costs related to initial public offering	(0.13)

Net asset value after initial public offering	14.05

Net investment loss	(0.03)

Unrealized appreciation on portfolio securities	0.01

Net decrease in net assets resulting from operations	(0.02)

Net asset value, end of period	$14.03

Market value, end of year	$15.37
Total Return	2.47%

Ratios and Supplemental Data
($ and shares in thousands)

Net assets, end of period	$244,039
Average net assets	$76,367
Common shares outstanding at end of period	17,400
General and administrative expenses/average net assets	0.37%
Total expenses/average net assets	1.89%
Net investment loss/average net assets	(0.77%)
Net decrease in net assets resulting from operations/ average net assets	(0.39%)
Portfolio turnover rate	0.00%

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

(a) Evaluation of disclosure controls and procedures. As of the end of the period covered by this Annual Report on Form 10-K, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required financial disclosure. Our disclosure controls and procedures include components of our internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.

Based upon, and as of the date of this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective, because of the material weakness below relating to our internal control over financial reporting. In light of this material weakness, the Company performed additional analysis and post-closing procedures to ensure its financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report present fairly in all material respects the Company’s financial condition, results of operations and cash flows for the period presented.

The certifications of our principal executive officer and principal financial officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 are attached as exhibits to this Annual Report on Form 10-K. The disclosures set forth in this Item 9A contain information concerning the evaluation of our disclosure controls and procedures, internal control over financial reporting and changes in internal control over financial reporting referred to in those certifications. Those certifications should be read in conjunction with this Item 9A for a more complete understanding of the matters covered by the certifications.

(b) Internal control over financial reporting. Under The Public Company Accounting Oversight Board’s Auditing Standard No. 2 (“Standard No. 2”), a “material weakness” is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. During the quarter ended March 31, 2005, management determined that the Company had incorrectly recorded (i) the market price for our common stock at December 31, 2004 and (ii) the total return on our common stock for the period then ended. The incorrect information resulted from a clerical error in inputting the information in our Annual Report on Form 10-K that was not timely identified by other review procedures.

We have determined that, under Standard No. 2 and the prior relevant professional auditing standards, this deficiency constitutes a “material weakness” in our internal controls over financial reporting. We advised our current independent auditors, who concur with our determination, and our audit committee of this deficiency in our internal controls over financial reporting, and the fact that this deficiency constitutes a “material weakness.”

(c) Changes in internal control over financial reporting. In the second quarter of 2005, the Company is taking the following steps to address this material weakness and to improve its internal controls over financial reporting:

•	Adding additional personnel to the document and financial statement review process and adding additional internal review procedures to be performed by our personnel to verify the accuracy of the information in our financial statements;

•	Changing the final, pre-filing review process to focus on the printer proof of the final document prepared for electronic filing by EDGAR with the Securities and Exchange Commission;

•	Changing the procedure for electronic insertion of the financial statements into the final document.

While we established additional controls to address this material weakness, there was no change in our internal control over financial reporting that occurred during the fourth quarter of 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Exhibits No.	Exhibit
3.1	Articles of Incorporation of NGP Capital Resources Company dated as of July 15, 2004 (filed as Exhibit (a)(1) to the Company’s Registration Statement on Form N-2 dated November 9, 2004 (Registration No. 333-118279) and incorporated herein by reference)

3.2	Articles of Amendment and Restatement of NGP Capital Resources Company dated as of October 29, 2004 (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K on April 12, 2005 and incorporated herein by reference)

3.3	Bylaws of NGP Capital Resources Company (filed as Exhibit (b) to the Company’s Registration Statement on Form N-2 dated August 16, 2004 (Registration No. 333-118279) and incorporated herein by reference)

4.1	Specimen certificate of NGP Capital Resources Company’s common stock, par value $0.001 per share (filed as Exhibit (d) to the Company’s Pre-Effective Amendment No. 2 to Registration Statement on Form N-2 dated October 7, 2004 (Registration No. 333-118279) and incorporated herein by reference)

4.2	Dividend Reinvestment Plan (filed as Exhibit (e) to the Company’s Pre-Effective Amendment No. 2 to Registration Statement on Form N-2 dated October 7, 2004 (Registration No. 333-118279) and incorporated herein by reference)

10.1	Investment Advisory Agreement dated as of November 9, 2004, between NGP Capital Resources Company and NGP Investment Advisor, LP (filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K on April 12, 2005 and incorporated herein by reference)

10.2	Administration Agreement dated as of November 9, 2004, by and between NGP Capital Resources Company and NGP Administration, LLC (filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K on April 12, 2005 and incorporated herein by reference)

10.3	License Agreement dated as of November 9, 2004, by and between NGP Capital Resources Company and Natural Gas Partners, L.L.C. (filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K on April 12, 2005 and incorporated herein by reference)

10.4	Joint Code of Ethics (filed as Exhibit (r) to the Company’s Registration Statement on Form N-2 dated November 9, 2004 (Registration No. 333-118279) and incorporated herein by reference)

Exhibits No.	Exhibit

10.5	Form of Indemnity Agreement (filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K on April 12, 2005 and incorporated herein by reference)

14.1	Code of Business Conduct and Ethics for members of the Board of Directors, Officers and Employees (filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K on April 12, 2005 and incorporated herein by reference)

31.1	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Executive Officer

31.2	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Financial Officer

32.1	Section 1350 Certification by the Chief Executive Officer

32.2	Section 1350 Certification by the Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NGP CAPITAL RESOURCES COMPANY

By:	/s/ JOHN H. HOMIER
John H. Homier President and Chief Executive Officer

Date: May 16, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on May 16, 2005. This document may be executed by the signatories hereto on any number of counterparts, all of which constitute one and the same instrument.

Signature	Title
/s/ JOHN H. HOMIER John H. Homier	President and Chief Executive Officer (Principal Executive Officer)

/s/ RICHARD A. BERNARDY Richard A. Bernardy	Secretary, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ STEPHEN K. GARDNER Stephen K. Gardner	Director of Finance

/s/ KENNETH A. HERSH Kenneth A. Hersh	Director and Chairman of the Board

/s/ DAVID R. ALBIN David R. Albin	Director

/s/ EDWARD W. BLESSING Edward W. Blessing	Director

/s/ C. KENT CONINE C. Kent Conine	Director

/s/ JAMES R. LATIMER, III James R. Latimer, III	Director

Index to Exhibits

No.	Exhibit
3.1	Articles of Incorporation of NGP Capital Resources Company dated as of July 15, 2004 (filed as Exhibit (a)(1) to the Company’s Registration Statement on Form N-2 dated November 9, 2004 (Registration No. 333-118279) and incorporated herein by reference)

3.2	Articles of Amendment and Restatement of NGP Capital Resources Company dated as of October 29, 2004 (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K on April 12, 2005 and incorporated herein by reference)

3.3	Bylaws of NGP Capital Resources Company (filed as Exhibit (b) to the Company’s Registration Statement on Form N-2 dated August 16, 2004 (Registration No. 333-118279) and incorporated herein by reference)

4.1	Specimen certificate of NGP Capital Resources Company’s common stock, par value $0.001 per share (filed as Exhibit (d) to the Company’s Pre-Effective Amendment No. 2 to Registration Statement on Form N-2 dated October 7, 2004 (Registration No. 333-118279) and incorporated herein by reference)

4.2	Dividend Reinvestment Plan (filed as Exhibit (e) to the Company’s Pre-Effective Amendment No. 2 to Registration Statement on Form N-2 dated October 7, 2004 (Registration No. 333-118279) and incorporated herein by reference)

10.1	Investment Advisory Agreement dated as of November 9, 2004, between NGP Capital Resources Company and NGP Investment Advisor, LP (filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K on April 12, 2005 and incorporated herein by reference)

10.2	Administration Agreement dated as of November 9, 2004, by and between NGP Capital Resources Company and NGP Administration, LLC (filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K on April 12, 2005 and incorporated herein by reference)

10.3	License Agreement dated as of November 9, 2004, by and between NGP Capital Resources Company and Natural Gas Partners, L.L.C. (filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K on April 12, 2005 and incorporated herein by reference)

10.4	Joint Code of Ethics (filed as Exhibit (r) to the Company’s Registration Statement on Form N-2 dated November 9, 2004 (Registration No. 333-118279) and incorporated herein by reference)

10.5	Form of Indemnity Agreement (filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K on April 12, 2005 and incorporated herein by reference)

14.1	Code of Business Conduct and Ethics for members of the Board of Directors, Officers and Employees (filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K on April 12, 2005 and incorporated herein by reference)

31.1	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Executive Officer

31.2	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Financial Officer

32.1	Section 1350 Certification by the Chief Executive Officer

32.2	Section 1350 Certification by the Chief Financial Officer