Form 10-Q
period 2005-03-31
NGP Capital Resources CO
filed 2005-05-16
CIK 1297704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period              to

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

The number of shares of the registrant’s Common Stock, $.001 par value, outstanding as of May 13, 2005 was 17,400,100.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NGP CAPITAL RESOURCES COMPANY

BALANCE SHEET

	March 31, 2005 (unaudited)	December 31, 2004
Assets:
Investments in portfolio securities at fair value (cost: $55,234,563 and $65,770,724, respectively)	$55,564,087	$66,061,513
Investments in Agency and Auction Rate Securities, at cost which approximates fair value	100,000	41,301,002
Investments in high grade corporate notes (cost: $51,145,360 and $0, respectively)	49,807,840	—
Investments in U.S. Treasury Bills, at cost which approximates fair value	128,565,249	—

Total investments	234,037,176	107,362,515

Cash and cash equivalents, at cost which approximates fair value	10,562,021	136,314,402
Accounts receivable	—	80,000
Interest receivable	942,307	303,484
Prepaid assets	348,902	491,602

Total Assets	$245,890,406	$244,552,003

Liabilities and stockholders’ equity (net assets):

Liabilities:
Accounts payable	$458,145	$513,173
Dividends payable	2,088,012	—
Deferred Income	100,000	—

Total Liabilities	2,646,157	513,173

Stockholders’ equity (net assets)
Common stock, $.001 par value, 250,000,000 shares authorized; 17,400,100 issued and outstanding	17,400	17,400
Paid-in capital in excess of par	244,313,252	244,320,858
Undistributed net investment income (loss)	(78,407)	(590,217)
Net unrealized appreciation (depreciation) of portfolio securities	(1,007,996)	290,789

Total stockholders’ equity (net assets)	243,244,249	244,038,830

Total liabilities and stockholders’ equity (net assets)	$245,890,406	$244,552,003

Net assets per share	$13.98	$14.03

(See accompanying notes to financial statements)

NGP CAPITAL RESOURCES COMPANY

STATEMENT OF OPERATIONS

	For the Three Months ended March 31, 2005 (unaudited)	Period August 6, 2004 (commencement of operations) through December 31, 2004
Operating income:
Interest income	$4,182,290	$853,038

Total operating income	4,182,290	853,038

Operating expenses:
Management fees	900,000	452,676
Organization costs	1,111	704,808
General and administrative expenses	680,371	285,771

Total operating expenses	1,581,482	1,443,255

Interest expense	986	—

Net investment income (loss)	2,599,822	(590,217)

Net increase (decrease) in Unrealized appreciation (depreciation) on portfolio securities	(1,298,785)	290,789

Net increase (decrease) in stockholders’ equity (net assets) resulting from operations	$1,301,037	$(299,428)

Net increase (decrease) in stockholders’ equity (net assets) resulting from operations per common share	$0.07	$(0.02)

(See accompanying notes to financial statements)

NGP CAPITAL RESOURCES COMPANY

STATEMENT OF STOCKHOLDERS’ EQUITY (NET ASSETS)

			Paid-in Capital in Excess of Par	Accumulated Net Investment Income (Loss)	Unrealized Appreciation (Depreciation) of Portfolio Securities	Total Stockholders’ Equity (Net Assets)
	Common Stock
	Shares	Amount
Balance at August 6, 2004 (commencement of operations)	100	$—	$1,500	$—	$—	$1,500

Issuance of common stock from public offering (net of underwriting costs)	17,400,000	17,400	246,627,600	—	—	246,645,000

Offering costs	—	—	(2,308,242)	—	—	(2,308,242)
Net increase (decrease) in stockholders’ equity (net assets) resulting from operations	—	—	—	(590,217)	290,789	(299,428)

Balance at December 31, 2004	17,400,100	17,400	244,320,858	(590,217)	290,789	244,038,830

Net increase (decrease) in stockholders’ equity (net assets) resulting from operations	—	—	—	2,599,822	(1,298,785)	1,301,037

Offering costs	—	—	(7,606)	—	—	(7,606)

Dividends declared	—	—		(2,088,012)	—	(2,088,012)

Balance at March 31, 2005	17,400,100	17,400	$244,313,252	$(78,407)	$(1,007,996)	$243,244,249

(See accompanying notes to financial statements)

NGP CAPITAL RESOURCES COMPANY

STATEMENT OF CASH FLOWS

	For the Three Months ended March 31, 2005 (unaudited)	Period August 6, 2004 (commencement of operations) through December 31, 2004
Cash Flows from Operating Activities

Net increase (decrease) in stockholders’ equity (net assets) resulting from operations	$1,301,037	$(299,428)
Adjustments to reconcile net increase (decrease) in stockholders’ equity (net assets) resulting from operations to net cash used in operating activities:
(Increase) decrease in accounts receivable	80,000	(80,000)
Increase in interest receivable	(638,823)	(303,484)
(Increase) decrease in prepaid assets	142,700	(491,602)
Increase (decrease) in accounts payable	(55,028)	513,173
Net amortization of premiums, discounts and fees	(241,381)	—
Increase in other liabilities	100,000	—
Increase in dividends payable	2,088,012	—
(Increase) decrease in unrealized appreciation on portfolio securities	1,298,785	(290,789)
Purchase of investments in portfolio securities	—	(65,770,724)
Redemption of investments in portfolio securities	10,800,000	—
Purchase of investments in agency and auction rate securities	—	(53,801,002)
Sale of investments in agency and auction rate securities	41,201,002	12,500,000
Purchase of investments in high grade corporate notes	(51,167,818)	—
Purchase of investments in U.S. Treasury Bills	(128,565,249)	—

Net cash provided by (used in) operating activities	(123,656,763)	(108,023,856)

Cash flows from financing activities

Net proceeds from the issuance of common stock	—	246,645,000
Offering costs from the issuance of common stock	(7,606)	(2,308,242)
(Increase) decrease in dividends declared	(2,088,012)	—

Net cash provided by financing activities	(2,095,618)	244,336,758

Net increase (decrease) in cash and cash equivalents	(125,752,381)	136,312,902
Cash and cash equivalents, beginning of the period	136,314,402	1,500

Cash and cash equivalents, end of period	$10,562,021	$136,314,402

(See accompanying notes to financial statements)

NGP CAPITAL RESOURCES COMPANY

SCHEDULE OF INVESTMENTS

MARCH 31, 2005

Portfolio Company (1)	Energy Industry Segment	Investment (2)	Principal	Cost	Fair Value (3)
Crescent Resources, LLC	Production and Development	Senior Subordinated- Secured Term Loan (LIBOR + 9.5%, due 12/20/2008)	$48,250,000	$47,284,087	$47,284,087

Venoco Inc.	Production and Development	Senior Notes (8.75%, due 12/15/2011)	8,000,000	7,950,476	8,280,000

Total Targeted Investments (22.72% of total investments)				$55,234,563	$55,564,087

Issuing Company	Industry Segment	Investment (4)	Principal	Cost	Fair Value
Anadarko Fin Co 7.5% due 2031	Energy	Senior Notes	8,000,000	$10,159,308	$9,816,160
Devon Fin Corp 7.875% due 2031	Energy	Senior Notes	7,000,000	$8,963,140	$8,719,480
Pioneer Nat Res 7.2% due 2028	Energy	Senior Notes	10,000,000	$11,742,166	$11,424,000
Union Oil Co of Ca. 5.05% due 2012	Energy	Senior Notes	10,000,000	$10,265,482	$10,061,400
XTO Energy 5.0% due 2015	Energy	Senior Notes	10,000,000	$10,015,264	$9,786,800

Total Investment Grade Senior Notes (20.36% of total investments)				$51,145,360	$49,807,840

Issuing Company	Industry Segment	Investment (4)	Principal	Cost	Fair Value
Massachusetts St. Health Facility	Government Agency	Auction Rate Security 3.03%, reset 4/20/05	100,000	$100,000	$100,000

Total Auction Rate Securities (0.04% of total investments)				$100,000	$100,000

Issuing Company	Industry Segment	Investment	Principal	Cost	Fair Value
US Treasury Bills	Government	US Treasury Bills	28,621,000	$28,608,609	$28,608,609
US Treasury Bills	Government	US Treasury Bills	50,000,000	$49,978,320	$49,978,320
US Treasury Bills	Government	US Treasury Bills	50,000,000	$49,978,320	$49,978,320

Total Government Securities (52.56% of total investments)				$128,565,249	$128,565,249

Total Cash (4.32% of total investments)				$10,562,021	$10,562,021

Total Investments, Cash and Cash Equivalents				$245,607,193	$244,599,197

Other Assets in Excess of Liabilities					$(1,354,948)

Net Assets					$243,244,249

(1)	None of our portfolio companies are controlled by or affiliated with us as defined by the Investment Company Act of 1940.
(2)	Percentage represents interest rates in effect at March 31, 2005, and due date represents the contractual maturity date.
(3)	Fair value of targeted investments is determined by or under the direction of the Board of Directors
(4)	All investments are in entities with primary operations in the United States of America

(See accompanying notes to financial statements)

NGP CAPITAL RESOURCES COMPANY

FINANCIAL HIGHLIGHTS

	For the Three Months ended March 31, 2005 (unaudited)	Period August 6, 2004 (commencement of operations) through December 31, 2004
Per Share Data

Net asset value, beginning of period	$14.03	$15.00

Underwriting discounts, commissions related to initial public offering	—	(0.82)

Other costs related to initial public offering	(0.00)	(0.13)

Net asset value after initial public offering	14.03	14.05

Net investment income (loss)	0.15	(0.03)

Unrealized appreciation (depreciation) on portfolio securities	(0.08)	0.01

Net increase (decrease) in net assets resulting from operations	0.07	(0.02)

Dividends declared	(0.12)	—

Net asset value, end of period	$13.98	$14.03

Market value, beginning of period	$15.37	$15.00
Market value, end of period	$16.08	$15.37
Total Return	4.62%	2.47%

Ratios and Supplemental Data ($ and shares in thousands)

Net assets, end of period	$243,244	$244,039
Average net assets	243,642	$76,367
Common shares outstanding at end of period	17,400	17,400
General and administrative expenses/average net assets	0.28%	0.37%
Total expenses/average net assets	0.65%	1.89%
Net investment income (loss)/average net assets	1.07%	(0.77%)
Net increase (decrease) in net assets resulting from operations/average net assets	0.53%	(0.39%)
Portfolio turnover rate	4.43%	0.00%

(See accompanying notes to financial statements)

NGP CAPITAL RESOURCES COMPANY

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2005

(Unaudited)

Note 1: Organization

NGP Capital Resources Company (the “Company”) was organized as a Maryland corporation in July 2004. The Company has elected to be treated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company intends to qualify for tax purposes as a regulated investment company, (“RIC”), under the Internal Revenue Code of 1986, as amended (the “Code”) for 2005 and later years. The Company was created to invest primarily in small and mid-size energy companies, which are generally defined as companies that have net asset values or annual revenues of less than $500 million. The Company’s investment objective is to generate both current income and capital appreciation through debt investments with certain equity components.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits and highly liquid investments with original maturities of three months or less when purchased. Cash and cash equivalents are carried at cost which approximates fair value as of March 31, 2005.

Prepaid Assets

Prepaid assets consist of premiums paid for directors’ and officers’ insurance and fidelity bonds with a policy term of one year. Such premiums are amortized monthly on a straight line basis.

Concentration of Credit Risk

The Company places its cash and cash equivalents with financial institutions and, at times, cash held in checking accounts may exceed the Federal Deposit Insurance Corporation insured limit.

Valuation of Investments

Each quarter the Manager prepares and presents to the valuation committee of the board of directors the portfolio investment valuations using the most recent portfolio company financial statements and forecasts. The valuation committee consults with the officers or employees of the Manager who are managing the portfolio to obtain further updates on the performance of specific investments as well as the underlying assets and operations of portfolio companies, including information such as industry trends, new product development, and other operational issues. The valuations are reviewed by the valuation committee of the board of directors and presented to the overall board of directors, which reviews and approves the portfolio investment valuations in accordance with the following valuation policy.

Investments are carried at fair value, as determined in good faith under the direction of the board of directors. Securities that are publicly traded are valued at the closing price on the valuation date. For debt and equity securities of companies that are not publicly traded, or for which there are various degrees of trading restrictions, the Manager prepares a valuation analysis, which for equity securities, uses traditional valuation methodologies to estimate the enterprise value of the portfolio company issuing the securities and, in the case of debt securities, consists of traditional valuation methodologies to estimate the value of the assets of the portfolio company. The methodologies for determining asset valuations include estimates based on: the liquidation or collateral value of the portfolio company’s assets, the discounted value of expected future net cash flows from the assets and third party valuations of the portfolio company’s assets, such as engineering reserve reports of oil and gas properties. The methodologies for determining enterprise valuations include estimates based on: valuations of comparable public companies, recent sales of comparable companies, the value of recent investments in the equity securities of the portfolio company and the asset valuation methodologies described above. The Manager weighs some or all of the above valuation methods to determine the estimated enterprise value of the company. In valuing convertible debt or equity securities, the Manager values the Company’s equity investments based on the Company’s pro rata share of the residual equity value available after deducting all outstanding debt from the estimated enterprise value. The Manager values non-convertible debt securities at amortized cost (original issue discount, or OID, and market premium or discount) to the extent that the estimated value of the assets of the portfolio company exceeds the outstanding debt of the portfolio company. If the estimated asset value is less than the outstanding debt of the company, the Manager reduces the value of the Company’s debt investment beginning with the junior most debt such that the asset value less the value of the outstanding debt is zero. If there is sufficient asset value to cover the face amount of a debt security that has been discounted due to the detachable equity warrants received with that security, that detachable equity warrant will be valued such that the sum of the discounted debt security and the detachable equity warrant equal the face value of the debt security. It is possible that market interest rates could fall to a degree that the estimated fair value of fixed rate loans could increase to an amount greater than amortized cost. In such instances where the Manager determines that the effect of such changes in market interest rates results in a measurable change in the market for private, structured loans, the fair value of such loans in the Company’s portfolio will be increased accordingly.

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

Securities Transactions, Interest and Dividend Income Recognition

All securities transactions are accounted for on a trade-date basis. Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected. Premium and discount are accreted into interest income using the effective interest method. OID generally represents the value of detachable equity warrants obtained in conjunction with the acquisition of debt securities. The portion of the loan origination fees paid that represent additional yield or discount on a loan are deferred and accreted into interest income over the life of the loan using the effective interest method. Upon the prepayment of a loan or debt security, any unamortized loan origination fees are recorded as interest income and any unamortized premium or discount is recorded as a realized gain or loss. Market premiums or discounts on acquired loans or fixed income investments are accreted into interest income using the effective interest method. Dividend income is recognized on the ex-dividend date. Accruing interest or dividends on investments is deferred when it is determined that the interest or dividend is not collectible. Collectibility of the interest and dividends is assessed, based on many factors including the portfolio company’s ability to service its loan based on current and projected cash flows as well as the current valuation of the company’s assets. For investments with payment-in-kind, or PIK, interest, management bases income accruals on the valuation of the PIK notes or securities received from the borrower. If the portfolio company’s asset valuation indicates a value that is not sufficient to cover the contractual interest due on the PIK notes, management will not accrue interest income on the notes.

A change in a portfolio company’s operating performance and cash flows can impact a portfolio company’s ability to service our debt and therefore could impact our interest income recognition.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the cost basis of the investment without regard to unrealized appreciation or depreciation previously recognized, and include investments charged off during the year, net of recoveries. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period.

Fee Income Recognition

Fees primarily include financial advisory, transaction structuring, loan financing and prepayment fees. Financial advisory fees represent amounts received for providing advice and analysis to companies and are recognized as earned when performed provided collection is probable. Transaction structuring and loan financing fees represent amounts received for structuring, financing, and executing transactions and are generally payable only if the transaction closes and are recognized as earned when the transaction is completed. Prepayment fees are recognized as they are received.

Dividends

Dividends to stockholders are recorded on the ex-dividend date. The Company intends to be taxed as a regulated investment company under Subchapter M of Code for 2005 and later years. In order to maintain the Company’s status as a RIC, the Company is required to distribute at least 90% of its investment company taxable income. In addition, the Company must distribute at least 98% of its taxable income (both ordinary income and net capital gains) to avoid an excise tax. The Company intends to make distributions to stockholders on a quarterly basis of substantially all net operating taxable income. The Company also intends to make distributions of net realized capital gains, if any, at least annually. The amount to be paid out as a dividend is determined by the board of directors each quarter and is based on the annual taxable earnings estimated by the Manager. Based on that estimate, a dividend is declared each quarter and paid shortly thereafter. For the period ending December 31, 2004, the Company was treated as a “C” corporation and had no taxable income and therefore did not declare a dividend for that period. For the period ending March 31, 2005, the Company declared a dividend of $0.12 per common share, which was paid in cash on April 15, 2005, to stockholders of record on March 31, 2005.

The Company has also established an “opt out” dividend reinvestment plan for its common stockholders. As a result, if the Company declares a cash dividend in future periods, a stockholder’s cash dividend will be automatically reinvested in additional shares of the Company’s common stock unless the stockholder specifically “opts out” of the dividend reinvestment plan and elects to receive cash dividends. The Company may not be able to achieve operating results that will allow it to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, the Company may be limited in its ability to make distributions due to the asset coverage test for borrowings when applicable to it as a business development company under the 1940 Act and due to provisions in the Company’s credit facilities. If the Company does not distribute a certain percentage of its taxable income annually, it will suffer adverse tax consequences, including possible loss of its status as a regulated investment company. The Company cannot assure stockholders that they will receive any distributions or distributions at a particular level.

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

Under the investment advisory agreement, beginning on December 1, 2005 and thereafter, the base management fee will be calculated quarterly as 0.45% of total assets of the Company. Prior to December 1, 2005, the quarterly base management fee is equal to the lesser of $900,000 or 0.375% of the Company’s total assets. For services provided under the investment advisory agreement from November 9, 2004 through and including November 30, 2005, the base management fee is payable monthly in arrears. For services provided under the investment advisory agreement after that time, the base management fee will be payable quarterly in arrears. Until June 30, 2005 (completion of two full fiscal quarters after the closing of the offering), the total assets upon which the quarterly base management fee will be calculated will be equal to the net proceeds of the offering. Thereafter, the base management fee will be calculated based on the average value of the Company’s total assets at the end of the two most recently completed fiscal quarters. The base management fee for the partial month of November 2004 was pro rated.

Of the $458,145 in accounts payable as of March 31, 2005, $300,000 is due to the Manager as the base management fee for the month of March 2005.

The incentive fee under the investment advisory agreement consists of two parts. The first part, which is calculated and payable quarterly in arrears, equals 20% of the excess, if any, of the Company’s net investment income for the quarter that exceeds a quarterly hurdle rate equal to 2% (8% annualized) of the Company’s net assets.

For this purpose, net investment income means interest income, dividend income, and any other income (including any other fees, such as commitment, origination, syndication, structuring, diligence, managerial assistance, monitoring, and consulting fees or other fees that the Company receives from portfolio companies) accrued during the fiscal quarter, minus the Company’s operating expenses for the quarter (including the base management fee, expenses payable under the administration agreement, any interest expense and dividends paid on issued and outstanding preferred stock, if any, but excluding the incentive fee). Net investment income includes, in the case of investments with a deferred interest feature (such as premium and discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income that the Company has not yet received in cash. Net investment income does not include any realized capital gains, realized capital losses, or unrealized capital appreciation or depreciation.

The Manager has agreed that payment of the investment income related portion of the incentive fee will not commence until December 1, 2005. The incentive fees due in any fiscal quarter thereafter will be calculated as follows:

•	no incentive fee in any fiscal quarter in which our net investment income does not exceed the hurdle rate.

•	20% of the amount of the Company’s net investment income, if any, that exceeds the hurdle rate in any fiscal quarter.

These calculations will be appropriately pro rated for any period of less than three months.

The second part of the incentive fee (the “Capital Gains Fee”) will be determined and payable in arrears as of the end of each fiscal year (or upon termination of the investment advisory agreement, as of the termination date), and will equal (1) 20% of (a) the Company’s net realized capital gain (realized capital gains less realized capital losses) on a cumulative basis from the closing date of this offering to the end of such fiscal year, less (b) any unrealized capital depreciation at the end of such fiscal year, less (2) the aggregate amount of all Capital Gains Fees paid to the Manager in prior fiscal years.

Realized capital gains on a security will be calculated as the excess of the net amount realized from the sale or other disposition of such security over the original cost for the security. Realized capital losses on a security will be calculated as the amount by which the net amount realized from the sale or other disposition of such security is less than the original cost of such security. Unrealized capital depreciation on a security will be calculated as the amount by which the original cost of such security exceeds the fair value of such security at the end of a fiscal year. All fiscal year-end valuations will be determined by the Company in accordance with generally accepted accounting principles and the 1940 Act.

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

The Company has continuing obligations under the investment advisory agreement with the Manager and the administration agreement with the Administrator. The investment advisory agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, the Manager and its officers, managers, agents, employees, controlling persons, members and any other person or entity affiliated with it will be entitled to indemnification from the Company for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of the Manager’s services under the investment advisory agreement or otherwise as the Company’s investment adviser. The investment advisory agreement also provides that the Manager and its affiliates (including the Administrator) will not be liable to the Company or any stockholder for any error of judgment, mistake of law, any loss or damage with respect to any of the Company’s investments, or any action taken or omitted to be taken by the Manager in connection with the performance of any of its duties or obligations under the investment advisory agreement or otherwise as an investment adviser to the Company, except to the extent specified in Section 36(b) of the 1940 Act concerning loss resulting from a breach of fiduciary duty with respect to the receipt of compensation for services. The administration agreement provides that, absent willful misfeasance, bad faith or negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, the Administrator and its officers, managers, agents, employees, controlling persons, members and any other person or entity affiliated with it will be entitled to indemnification from the Company for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of the Administrator’s services under the administration agreement or otherwise as the Company’s administrator. The administration agreement also provides that the Administrator and its affiliates (including the Manager) will not be liable to the Company or any stockholder for any error of judgment, mistake of law, any loss or damage with respect to any of the Company’s investments, or any action taken or omitted to be taken by the Administrator in connection with the performance of any of its duties or obligations under the administration agreement or otherwise as the Company’s administrator.

Note 5: Organizational Expenses and Offering Costs

A portion of the net proceeds of the offering, were used for organizational expenses and offering costs of approximately $705,000 and $2,308,000, respectively, recognized in fiscal year 2004. For the three months ended March 31, 2005, the Company recognized organizational expenses and offering costs of approximately $1,100 and $7,600, respectively. Organizational expenses were expensed as incurred. Offering costs were charged to paid-in capital in excess of par.

Note 6: Federal Income Taxes

The Company intends to be treated for tax purposes as a RIC under Subchapter M of the Code for 2005 and later years. As a RIC, the Company generally will not be subject to federal income tax on the portion of its taxable income and gains distributed to stockholders. To qualify as a RIC, the Company is required, among other things, to distribute to its stockholders at least 90% of taxable income, as defined by the Code, and to meet certain asset diversification requirements. At December 31, 2004, the Company’s temporary investments included commercial paper of certain issuers that exceeded 5% of the value of its total assets. These investments are classified as cash equivalents for financial statement purposes. The Company has been advised, however, that for purposes of the federal income tax rules governing RIC status, these commercial paper investments may not be classified as cash items, in which case the Company did not meet the RIC asset diversification requirements at December 31, 2004 and was instead treated as a “C” corporation for tax purposes for 2004. For the three months ending March 31, 2005, the Company met all RIC asset diversification requirements and thus did not incur any federal income tax liability for the period.

Differences between the effective income tax rate and the statutory Federal tax rate were as follows:

	For the Three Months ended March 31, 2005 (unaudited)	Period August 6, 2004 (commencement of operations) through December 31, 2004
Statutory federal rate on loss from continuing operations	—	34%
Effect of net deferred tax assets	—	(34)%

Effective tax rate on earnings from continuing operations	—	0%

The tax effects of temporary differences that give rise to the deferred tax assets and liabilities are as follows:

	For the Three Months ended March 31, 2005 (unaudited)	Period August 6, 2004 (commencement of operations) through December 31, 2004
Deferred tax assets:
Net operating loss carryforwards	—	$142,471
Net organization costs	—	225,347

Total gross deferred tax assets	—	367,818
Less valuation allowance	—	(101,805)

Net deferred tax assets	—	266,013

Deferred tax liabilities:
Unrealized gains, net	—	(98,868)
Prepaid expenses	—	(167,145)

Total gross deferred tax liabilities	—	(266,013)

Net deferred tax assets	—	$0

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Certain statements in this report that relate to estimates or expectations of our future performance or financial condition may constitute “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995. The forward-looking statements involve risks and uncertainties, including, but not limited to, statements as to:

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	the impact of investments that we expect to make;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;

•	the ability of our portfolio companies to achieve their objectives;

•	our expected financings and investments;

•	the adequacy of our cash resources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies; and

•	the ability of our manager to locate suitable investments for us and to monitor and administer our investments.

We may use words such as “anticipates,” “believes,” “expects,” “intends”, “will”, “should,” “may” and similar expressions to identify forward-looking statements. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties that could cause actual results to differ materially from our historical experience and present expectations. Undue reliance should not be placed on such forward-looking statements, as such statements speak only as of the date on which they are made. Additional information regarding these and other risks and uncertainties is contained in our periodic filings with the SEC.

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

Our investment objective is to generate both current income and capital appreciation primarily through debt investments with certain equity components. A key focus area for our targeted investments in the energy industry is domestic exploration and production, or E&P, businesses and midstream businesses that gather, process and transport oil and gas. We also evaluate investment opportunities outside of the oil and gas business, such as coal businesses, and businesses engaged in the downstream sector, including power and electricity investment opportunities. Our investments will generally range in size from $10 million to $50 million, although a few investments may be substantially in excess of this range. Our targeted investments primarily consist of debt instruments, including senior and subordinated loans combined in one facility with an equity component, subordinated loans and subordinated loans with equity components and redeemable preferred stock or similar securities.

Portfolio and Investment Activity

On March 18, 2005, Crescent Resources repaid in full the $10.8 million Senior Subordinated Secured Bridge loan, including a prepayment premium of approximately $700,000. During the first quarter, we invested approximately $51 million in investment grade senior notes issued by independent exploration and production companies. We did not close any new targeted portfolio investments during the first quarter.

As of March 31, 2005 we had invested our portfolio as follows: 19.3% in senior subordinated secured notes, 3.4% in corporate senior notes, 20.4% in investment grade senior notes, 52.6% in U.S. Treasury Bills, and 4.3% in cash and cash equivalents. At March 31, 2005, the weighted average yield of our targeted investments was 11.9%. The weighted average yield of our investment grade senior notes was 5.6%. The weighted average yield of our U.S. Treasury Bills and cash equivalents was 2.3%. Computed yields use interest rates as of the balance sheet date and include amortization of loan origination fees, original issue discount and market premium or discount, weighted by their respective costs when averaged.

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

Results of Operations

We were incorporated on July 15, 2004 and commenced operations in August 2004. Therefore, there is no comparable period from the prior year with which to compare the results of operations for the three months ended March 31, 2005.

Investment Income

We generate revenue in the form of interest income on the debt securities that we own, dividend income on any common or preferred stock that we own, and capital gains or losses on any debt or equity securities that we acquire in portfolio companies and subsequently sell. Our targeted investments, if in the form of debt securities, typically have a term of three to seven years and bear interest at a fixed or floating rate. To the extent achievable, we seek to collateralize our investments by obtaining security interests in our portfolio companies’ assets. We also may acquire minority or majority equity interests in our portfolio companies, which may pay cash or in-kind dividends on a recurring or otherwise negotiated basis. In addition, we may generate revenue in other forms including commitment, origination, structuring or due diligence fees; fees for providing managerial assistance; and possibly consultation fees. Any such fees generated in connection with our investments are recognized as earned.

Net investment income for the quarter ended March 31, 2005 was approximately $2,600,000. Interest income was approximately $4,182,000 for the period with $2,849,000 attributable to targeted investments in portfolio companies and $1,334,000 attributable to investments in cash equivalents, agency notes and auction rate securities and investment grade senior notes.

Operating Expenses

For the quarter ended March 31, 2005, operating expenses were approximately $1,581,000. This amount consisted of investment advisory and management fees of $900,000 and insurance expenses, administrative services fees, professional fees, directors’ fees, organization costs and other general and administrative expenses of $681,000.

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

Net Investment Income, Unrealized Depreciation and Stockholders’ Equity

For the quarter ended March 31, 2005, we had net investment income of approximately $2,600,000, and our portfolio had net unrealized depreciation of approximately $1,299,000 attributable to changes in the market prices of the investment grade senior notes in our investment portfolio. Overall, we had a net increase in stockholders’ equity (net assets) resulting from operations of approximately $1,301,000, or $0.07 per share.

Financial Condition, Liquidity and Capital Resources

At March 31, 2005, we had cash and cash equivalents of approximately $139.1 million and investments in investment grade senior notes of approximately $49.8 million.

During the quarter ended March 31, 2005 we received repayment from Crescent Resources of the entire $10.8 million Senior Secured Subordinated Bridge Loan. Our investments in portfolio securities at March 31, 2005 totaled $55.6 million. We expect to fund our investments in 2005 from the balance of the net proceeds from our IPO and income earned on temporary investments. In the future, we may also fund a portion of our investments through borrowings under credit facilities with banks or the issuances of equity or senior debt securities. In the future, we may also securitize a portion of our investments in mezzanine or senior secured loans or other assets. Our primary use of funds will be investments in portfolio companies and cash distributions to holders of our common stock.

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

On March 18, 2005, we declared a quarterly dividend in the amount of $0.12 per common share for shareholders of record on March 31, 2005. The dividend was paid in cash on April 15, 2005.

We have also established an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a cash dividend in future periods, a stockholder’s cash dividend will be automatically reinvested in additional shares of our common stock unless the stockholder specifically “opts out” of the dividend reinvestment plan and elects to receive cash dividends. During the second quarter of 2005, we will distribute to shareholders information regarding the dividend reinvestment plan, including a copy of the plan with instructions and forms for stockholders to submit to our transfer agent should they wish to opt out of the plan. We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage test for borrowings when applicable to us as a business development company under the 1940 Act and due to provisions in our credit facilities. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of our status as a regulated investment company. We cannot assure stockholders that they will receive any distributions or distributions at a particular level.

Portfolio Credit Quality

We maintain a system to evaluate the credit quality of our loans. This system is intended to reflect the performance of a portfolio company’s business, the collateral coverage of a loan, and other factors considered relevant. As of March 31, 2005, both of our investments in portfolio companies were rated performing at or above plan.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

We primarily invest in illiquid debt securities of energy companies. In some cases these investments include additional equity components. Our investments are generally subject to restrictions on resale and generally have no established trading market. We value substantially all of our investments at fair value as determined in good faith by the board of directors in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make.

Investments are carried at fair value, as determined in good faith by our board of directors. Securities that are publicly traded are valued at the closing price on the valuation date. For debt and equity securities of companies that are not publicly traded, or for which we have various degrees of trading restrictions, we prepare a valuation analysis, which for equity securities, uses traditional valuation methodologies to estimate the enterprise value of the portfolio company issuing the securities and, in the case of debt securities, consists of traditional valuation methodologies to estimate the value of the assets of the portfolio company. The methodologies for determining asset valuations include estimates based on: the liquidation or collateral value of the portfolio company’s assets, the discounted value of expected future net cash flows from the assets and third party valuations of the portfolio company’s assets, such as engineering reserve reports of oil and gas properties. The methodologies for determining enterprise valuations include estimates based on: valuations of comparable public companies, recent sales of comparable companies, the value of recent investments in the equity securities of the portfolio company and the asset valuation methodologies described above. We weight some or all of the above valuation methods to determine the estimated enterprise value of the company. In valuing convertible debt or equity securities, we value our equity investment based on our pro rata share of the residual equity value available after deducting all outstanding debt from the estimated enterprise value. We value non-convertible debt securities at cost plus amortized original issue discount, or OID, to the extent that the estimated value of the assets of the portfolio company exceeds the outstanding debt of the portfolio company. If the estimated asset value is less than the outstanding debt of the company, we reduce the value of our debt investment beginning with the junior most debt such that the asset value less the value of the outstanding debt is zero. If there is sufficient asset value to cover the face amount of a debt security that has been discounted due to the detachable equity warrants received with that security, that detachable equity warrant will be valued such that the sum of the discounted debt security and the detachable equity warrant equal the face value of the debt security.

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

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the Company’s Exchange Act reports are recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required financial disclosure. Our disclosure controls and procedures include components of our internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.

Based upon, and as of the date of this evaluation, our Chief Executive Officer and our Chief Financial Officer determined that our disclosure controls and procedures were not effective, due to the material weakness discussed below relating to our internal control over financial reporting. Management’s determination that our disclosure controls and procedures are not effective as of the end of the period results from the fact that the remedial measures discussed below were implemented a short time prior to the filing of this Quarterly Report on Form 10-Q. Management has performed additional analysis and other post closing procedures to ensure its financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented.

The certifications of our principal executive officer and principal financial officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 are attached as exhibits to this Quarterly Report on Form 10-Q. The disclosures set forth in this Item 4 contain information concerning the evaluation of our disclosure controls and procedures, internal control over financial reporting and changes in internal control over financial reporting referred to in those certifications. Those certifications should be read in conjunction with this Item 4 for a more complete understanding of the matters covered by the certifications.

(b) Changes in internal control over financial reporting. Under The Public Company Accounting Oversight Board’s Auditing Standard No. 2 (“Standard No. 2”), a “material weakness” is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. During the quarter ended March 31, 2005, management determined that the Company had incorrectly recorded (i) the market price for our common stock at December 31, 2004 and (ii) the total return on our common stock for the period then ended. The incorrect information resulted from a clerical error in inputting the information in our Annual Report on Form 10-K which was not timely identified by other review procedures.

As previously reported in Amendment No. 1 to our Annual Report on Form 10-K/A, we determined that (as of December 31, 2004), under Standard No. 2 and the prior relevant professional auditing standards, this deficiency constitutes a “material weakness” in our internal controls over financial reporting. We advised our current independent auditors, who concurred with our determination, and our audit committee of this deficiency in our internal controls over financial reporting, and the fact that this deficiency constitutes a “material weakness.”

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

While we established additional controls to address the material weakness, there was no change in our internal control over financial reporting that occurred during the first quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a defendant in any material legal proceeding, nor to our knowledge, is any material legal proceeding threatened against us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

From November 9, 2004, the effective date of the Registration Statement, to December 31, 2004, we incurred total expenses in connection with the issuance and distribution of our common stock registered in the amount of $16,663,000, including underwriting discounts and commissions in the amount of $14,355,000, expenses paid to or for underwriters in the amount of $750,000, and other expenses in the amount of $1,558,000. All expense payments were made directly or indirectly to persons other than directors, officers, or their associates; persons owning ten percent of more of any class of our securities; and our affiliates. The net offering proceeds received by us from the initial public offering of the shares of common stock, after deducting expenses and underwriting discounts and commissions, were approximately $244,337,000.

We plan to use the net proceeds received from the initial public offering for investing in portfolio companies in accordance with our investment objectives and strategies as described in our Registration and incorporated herein by reference. From November 15, 2004, the day we received the net proceeds from the initial public offering, to December 31, 2004, we invested approximately $66 million in the debt securities of two portfolio companies and paid a management fee to our manager in the amount $452,676, organization costs in the amount $704,808, and general and administrative expenses (including payments to the administrator) in the amount of $285,771. In the quarter ended March 31, 2005, we paid a management fee to our advisor in the amount of $900,000, general and administrative expenses of $680,371, and recognized organization costs and offering expenses of $1,111 and $7,606, respectively. At March 31, 2005, we had cash and cash investments of $139.1 million, investments in high grade corporate senior notes of $49.8 million, and targeted investments in portfolio companies of $55.6 million.

We did not repurchase any shares during the period covered by this report.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits.

No.		Exhibit
3.1	—	Articles of Incorporation of NGP Capital Resources Company dated as of July 15, 2004 (filed as Exhibit (a)(1) to the Company’s Registration Statement on Form N-2 dated November 9, 2004 (Registration No. 333-118279) and incorporated herein by reference)

3.2	—	Articles of Amendment and Restatement of NGP Capital Resources Company dated as of October 29, 2004 (filed as Exhibit 3.2 to the Company’s Form 10-K dated April 8, 2005 and incorporated herein by reference)

3.3	—	Bylaws of NGP Capital Resources Company (filed as Exhibit (b) to the Company’s Registration Statement on Form N-2 dated November 9, 2004 (Registration No. 333-118279) and incorporated herein by reference)

4.1	—	Specimen certificate of NGP Capital Resources Company’s common stock, par value $0.001 per share (filed as Exhibit (d) to the Company’s Pre-Effective Amendment No. 2 to Registration Statement on Form N-2 dated October 7, 2004 (Registration No. 333-118279) and incorporated herein by reference)

4.2	—	Dividend Reinvestment Plan (filed as Exhibit (e) to the Company’s Pre-Effective Amendment No. 2 to Registration Statement on Form N-2 dated October 7, 2004 (Registration No. 333-118279) and incorporated herein by reference)

10.1	—	Investment Advisory Agreement dated as of November 9, 2004, between NGP Capital Resources Company and NGP Investment Advisor, LP (filed as Exhibit 10.1 to the Company’s Form 10-K dated April 8, 2005 and incorporated herein by reference)

10.2	—	Administration Agreement dated as of November 9, 2004, by and between NGP Capital Resources Company and NGP Administration, LLC (filed as Exhibit 10.2 to the Company’s Form 10-K dated April 8, 2005 and incorporated herein by reference)

31.1	—	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Executive Officer

31.2	—	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Financial Officer

32.1	—	Certification required by Rule 13a-14(b)/15d-14(b) and Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Executive Officer

32.2	—	Certification required by Rule 13a-14(b)/15d-14(b) and Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NGP CAPITAL RESOURCES COMPANY

By:	/s/ John H. Homier
John H. Homier
President and Chief Executive Officer

Date: May 16, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on May 16, 2005. This document may be executed by the signatories hereto on any number of counterparts, all of which constitute one and the same instrument.

Signature	Title

/s/ John H. Homier	President and Chief Executive Officer (Principal Executive Officer)
John H. Homier

/s/ Richard A. Bernardy	Secretary, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)
Richard A. Bernardy

/s/ Stephen K. Gardner	Director of Finance
Stephen K. Gardner

/s/ Kenneth A. Hersh	Director and Chairman of the Board
Kenneth A. Hersh

/s/ David R. Albin	Director
David R. Albin

/s/ Edward W. Blessing	Director
Edward W. Blessing

/s/ C. Kent Conine	Director
C. Kent Conine

/s/ James R. Latimer, III	Director
James R. Latimer, III

Index to Exhibits

No.		Exhibit
3.1	—	Articles of Incorporation of NGP Capital Resources Company dated as of July 15, 2004 (filed as Exhibit (a)(1) to the Company’s Registration Statement on Form N-2 dated November 9, 2004 (Registration No. 333-118279) and incorporated herein by reference)

3.2	—	Articles of Amendment and Restatement of NGP Capital Resources Company dated as of October 29, 2004 (filed as Exhibit 3.2 to the Company’s Form 10-K dated April 8, 2005 and incorporated herein by reference)

3.3	—	Bylaws of NGP Capital Resources Company (filed as Exhibit (b) to the Company’s Registration Statement on Form N-2 dated November 9, 2004 (Registration No. 333-118279) and incorporated herein by reference)

4.1	—	Specimen certificate of NGP Capital Resources Company’s common stock, par value $0.001 per share (filed as Exhibit (d) to the Company’s Pre-Effective Amendment No. 2 to Registration Statement on Form N-2 dated October 7, 2004 (Registration No. 333-118279) and incorporated herein by reference)

4.2	—	Dividend Reinvestment Plan (filed as Exhibit (e) to the Company’s Pre-Effective Amendment No. 2 to Registration Statement on Form N-2 dated October 7, 2004 (Registration No. 333-118279) and incorporated herein by reference)

10.1	—	Investment Advisory Agreement dated as of November 9, 2004, between NGP Capital Resources Company and NGP Investment Advisor, LP (filed as Exhibit 10.1 to the Company’s Form 10-K dated April 8, 2005 and incorporated herein by reference)

10.2	—	Administration Agreement dated as of November 9, 2004, by and between NGP Capital Resources Company and NGP Administration, LLC (filed as Exhibit 10.2 to the Company’s Form 10-K dated April 8, 2005 and incorporated herein by reference)

31.1	—	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Executive Officer

31.2	—	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Financial Officer

32.1	—	Certification required by Rule 13a-14(b)/15d-14(b) and Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Executive Officer

32.2	—	Certification required by Rule 13a-14(b)/15d-14(b) and Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Financial Officer