Form 10-Q
period 2005-06-30
NGP Capital Resources CO
filed 2005-08-12
CIK 1297704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

The number of shares of the registrant’s Common Stock, $.001 par value, outstanding as of August 10, 2005 was 17,400,100.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NGP CAPITAL RESOURCES COMPANY

BALANCE SHEET

	June 30, 2005 (unaudited)	December 31, 2004 (audited)
Assets:
Investments in portfolio securities at fair value (cost: $65,883,536 and $65,770,724, respectively)	$65,711,294	$66,061,513
Investments in agency and auction rate securities, at cost which approximates fair value	—	41,301,002
Investments in high grade corporate notes (cost: $40,852,809 and $0, respectively)	39,929,400	—
Investments in U.S. treasury bills, at cost which approximates fair value	124,927,222	—

Total investments	230,567,916	107,362,515

Cash and cash equivalents, at cost which approximates fair value	13,914,737	136,314,402
Accounts receivable	—	80,000
Interest receivable	842,035	303,484
Prepaid assets	403,334	491,602

Total assets	$245,728,022	$244,552,003

Liabilities and stockholders’ equity (net assets):

Liabilities:
Accounts payable	$241,832	$213,173
Management fees payable	300,000	300,000
Dividends payable	2,175,013	—

Total liabilities	2,716,845	513,173

Commitments and contingencies (note 8)

Stockholders’ equity (net assets)
Common stock, $.001 par value, 250,000,000 shares authorized; 17,400,100 issued and outstanding	17,400	17,400
Paid-in capital in excess of par	244,313,252	244,320,858
Undistributed net investment loss	—	(590,217)
Distributions in excess of net investment income	(367,394)	—
Undistributed realized capital gain	143,570	—
Net unrealized appreciation (depreciation) of portfolio securities	(1,095,651)	290,789

Total stockholders’ equity (net assets)	243,011,177	244,038,830

Total liabilities and stockholders’ equity (net assets)	$245,728,022	$244,552,003

Net assets per share	$13.96	$14.03

(See accompanying notes to financial statements)

NGP CAPITAL RESOURCES COMPANY

STATEMENT OF OPERATIONS

	For the Three Months ended June 30, 2005 (unaudited)	For the Six Months ended June 30, 2005 (unaudited)
Investment income
Interest income	$3,666,009	$7,844,765

Total investment income	3,666,009	7,844,765

Operating expenses
Management fees	900,000	1,800,000
Organization costs	—	1,111
General and administrative expenses	836,683	1,517,053

Total operating expenses	1,736,683	3,318,164

Interest expense	11,250	12,237
Credit facility fee amortization	28,516	28,516

Net investment income	1,889,560	4,485,848

Net realized capital gain on portfolio securities	140,036	143,570
Net increase in unrealized (depreciation) on portfolio securities	(87,655)	(1,386,440)

Net increase in stockholders’ equity (net assets) resulting from operations	$1,941,941	$3,242,978

Net increase in stockholders’ equity (net assets) resulting from operations per common share	$0.11	$0.18

(See accompanying notes to financial statements)

NGP CAPITAL RESOURCES COMPANY

STATEMENT OF STOCKHOLDERS’ EQUITY (NET ASSETS)

	Common Stock		Paid-in Capital in Excess of Par	Accumulated Net Investment Income (Loss)	Net Realized Capital Gain (Loss)	Unrealized Appreciation (Depreciation) of Portfolio Securities	Total Stockholders’ Equity (Net Assets)

	Shares	Amount
Balance at December 31, 2004	17,400,100	$17,400	$244,320,858	$(590,217)	$—	$290,789	$244,038,830

Net increase (decrease) in stockholders’ equity (net assets) resulting from operations	—	—	—	4,485,848	143,570	(1,386,440)	3,242,978

Offering costs	—	—	(7,606)	—	—	—	(7,606)

Dividends declared	—	—	—	(4,263,025)	—	—	(4,263,025)

Balance at June 30, 2005	17,400,100	$17,400	$244,313,252	$(367,394)	$143,570	$(1,095,651)	$243,011,177

(See accompanying notes to financial statements)

NGP CAPITAL RESOURCES COMPANY

STATEMENT OF CASH FLOWS

	For the Three Months ended June 30, 2005 (unaudited)	For the Six Months ended June 30, 2005 (unaudited)
Cash flows from operating activities

Net increase (decrease) in stockholders’ equity (net assets) resulting from operations	$1,941,941	$3,242,978
Adjustments to reconcile net increase (decrease) in stockholders’ equity (net assets) resulting from operations to net cash used in operating activities:
(Increase) decrease in accounts receivable	—	80,000
(Increase) decrease in interest receivable	100,273	(538,551)
(Increase) decrease in prepaid assets	(54,431)	88,269
Increase (decrease) in accounts payable	83,686	28,658
Net amortization of premiums, discounts and fees	(24,557)	(265,937)
Increase (decrease) in other liabilities	(100,000)	—
Increase in dividends payable	87,001	2,175,013
(Increase) decrease in unrealized appreciation on portfolio securities	87,655	1,386,440
Purchase of investments in portfolio securities	(10,663,631)	(10,663,631)
Redemption of investments in portfolio securities	71,805	10,871,805
Sale of investments in agency and auction rate securities	100,000	41,301,002
Purchase of investments in high grade corporate notes	—	(51,167,818)
Sale of investments in high grade corporate notes	10,259,960	10,259,960
Purchase of investments in U.S. treasury bills	(124,927,222)	(253,492,471)
Sale of investments in U.S. treasury bills	128,565,249	128,565,249

Net cash provided by (used in) operating activities	5,527,729	(118,129,034)

Cash flows from financing activities

Net proceeds from the issuance of common stock	—	—
Offering costs from the issuance of common stock	—	(7,606)
Dividends declared	(2,175,013)	(4,263,025)

Net cash provided by financing activities	(2,175,013)	(4,270,631)

Net increase (decrease) in cash and cash equivalents	3,352,716	(122,399,665)
Cash and cash equivalents, beginning of the period	10,562,021	136,314,402

Cash and cash equivalents, end of period	$13,914,737	$13,914,737

(See accompanying notes to financial statements)

NGP CAPITAL RESOURCES COMPANY

SCHEDULE OF INVESTMENTS

June 30, 2005

Portfolio Company (1)	Energy Industry Segment	Investment (2)	Principal	Cost	Fair Value (3)
Crescent Resources, LLC	Production and Development	Senior Subordinated- Secured Term Loan (LIBOR + 9.5%, due 12/20/2008)	$48,250,000	$47,336,402	$47,336,402

Venoco Inc.	Production and Development	Senior Notes (8.75%, due 12/15/2011)	8,000,000	7,951,848	7,800,000

Venoco Inc.	Production and Development	Senior Notes (8.75%, due 12/15/2011)	4,000,000	3,920,394	3,900,000

TierraMar Energy LLC	Production and Development	Senior Secured Term Loan (LIBOR + 6%, due 5/13/2008)	3,377,078	3,348,238	3,348,238
		Overriding Royalty Interest (5)(6) Warrants (5)	20,000 10,000	20,000 10,000	20,000 10,000

C-Gas LLC	Production and Development	Senior Secured Term Loan (LIBOR + 5.5%, due 4/25/2009)	3,294,740	3,246,654	3,246,654
		Overriding Royalty Interest (5)(6)	50,000	50,000	50,000

Total targeted investments (26.88% of total investments)				$65,883,536	$65,711,294

Issuing Company	Industry Segment	Investment (4)	Principal	Cost	Fair Value
Anadarko Fin Co 7.5% due 2031	Energy	Senior Notes	8,000,000	$10,150,009	$10,100,000
Devon Fin Corp 7.875% due 2031	Energy	Senior Notes	7,000,000	8,955,092	9,104,900
Pioneer Nat Res 7.2% due 2028	Energy	Senior Notes	10,000,000	11,732,752	10,747,400
XTO Energy 5.0% due 2015	Energy	Senior Notes	10,000,000	10,014,956	9,977,100

Total investment grade senior notes (16.33% of total investments)				$40,852,809	$39,929,400

Issuing Company	Industry Segment	Investment	Principal	Cost	Fair Value
US Treasury Bills	Government	US Treasury Bills	25,000,000	$24,985,444	$24,985,444
US Treasury Bills	Government	US Treasury Bills	50,000,000	49,970,889	49,970,889
US Treasury Bills	Government	US Treasury Bills	50,000,000	49,970,889	49,970,889

Total government securities (51.1% of total investments)				$124,927,222	$124,927,222

Total cash (5.69% of total investments)				$13,914,737	$13,914,737

Total investments, cash and cash equivalents				$245,578,304	$244,482,653

Other liabilities in excess of assets					$(1,471,476)

Net assets					$243,011,177

(1)	None of our portfolio companies are controlled by or affiliated with us as defined by the Investment Company Act of 1940.
(2)	Percentage represents interest rates in effect at June 30, 2005, and due date represents the contractual maturity date.
(3)	Fair value of targeted investments is determined by or under the direction of the Board of Directors.
(4)	All investments are in entities with primary operations in the United States of America.
(5)	These are currently non-income producing securities.
(6)	These securities are subject to restrictions as to their sale.

(See accompanying notes to financial statements)

NGP CAPITAL RESOURCES COMPANY

FINANCIAL HIGHLIGHTS

	For the Three Months ended June 30, 2005 (unaudited)	For the Six Months ended June 30, 2005 (unaudited)
Per Share Data

Net asset value, beginning of period	$13.98	$14.03

Net investment income	0.11	0.26
Net realized and unrealized gain (loss) on portfolio securities	—	(0.08)

Net increase in net assets resulting from operations	0.11	0.18

Dividends declared	(0.13)	(0.25)

Net asset value, end of period	$13.96	$13.96

Market value, beginning of period	$16.08	$15.37
Market value, end of period	$14.93	$14.93
Total return (1)	(6.40%)	(1.28%)

Ratios and Supplemental Data ($ and shares in thousands)

Net assets, end of period	$243,011	$243,011
Average net assets	243,128	243,525
Common shares outstanding at end of period	17,400	17,400
General and administrative expenses/average net assets	0.34%	0.62%
Total operating expenses/average net assets	0.71%	1.36%
Net investment income/average net assets	0.78%	1.84%
Net increase in net assets resulting from operations/average net assets	0.80%	1.33%
Portfolio turnover rate	0.03%	4.46%

(1)	Total return calculation assumes reinvestment of dividends.

(See accompanying notes to financial statements)

NGP CAPITAL RESOURCES COMPANY

NOTES TO FINANCIAL STATEMENTS

June 30, 2005

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

Note 2: Significant Accounting Policies

The financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with GAAP have been omitted from the unaudited interim financial statements herein. The unaudited financial statements in this quarterly report have been prepared consistent with the accounting policies reflected in the Company’s annual financial statements included in the Company’s Form 10-K for the year ended December 31, 2004 filed with the SEC and should be read in conjunction therewith. In management’s opinion, the unaudited financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of such financial statements. Interim results are not necessarily indicative of results for a full year. The following is a summary of the significant accounting policies followed by the Company in the preparation of its financial statements:

Use of Estimates

The financial statements have been prepared in accordance with GAAP that require management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits and highly liquid investments with original maturities of three months or less when purchased. Cash and cash equivalents are carried at cost which approximates fair value as of June 30, 2005.

Prepaid Assets

Prepaid assets consist of premiums paid for directors’ and officers’ insurance and fidelity bonds with a policy term of one year, and fees associated with the establishment of the credit facility. Such premiums and fees are amortized monthly on a straight line basis.

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

Investments are carried at fair value, as determined in good faith under the direction of the board of directors. Securities that are publicly traded are valued at the closing price on the valuation date. For debt and equity securities of companies that are not publicly traded, or for which there are various degrees of trading restrictions, the Manager prepares a valuation analysis, which for equity securities, uses traditional valuation methodologies to estimate the enterprise value of the portfolio company issuing the securities and, in the case of debt securities, consists of traditional valuation methodologies to estimate the value of the assets of the portfolio company. The methodologies for determining asset valuations include estimates based on: the liquidation or collateral value of the portfolio company’s assets, the discounted value of expected future net cash flows from the assets and third party valuations of the portfolio company’s assets, such as engineering reserve reports of oil and gas properties. The methodologies for determining enterprise valuations include estimates based on: valuations of comparable public companies, recent sales of comparable companies, the value of recent investments in the equity securities of the portfolio company and the asset valuation methodologies described above. The Manager weighs some or all of the above valuation methods to determine the estimated enterprise value of the company. In valuing convertible debt or equity securities, the Manager values the Company’s equity investments based on the Company’s pro rata share of the residual equity value available after deducting all outstanding debt from the estimated enterprise value. The Manager values non-convertible debt securities at amortized cost (historical cost adjusted for original issue discount, or OID, and market premium or discount) to the extent that the estimated value of the assets of the portfolio company exceeds the outstanding debt of the portfolio company. If the estimated asset value is less than the outstanding debt of the company, the Manager reduces the value of the Company’s debt investment beginning with the junior most debt such that the asset value less the value of the outstanding debt is zero. If there is sufficient asset value to cover the face amount of a debt security that has been discounted due to the detachable equity warrants received with that security, that detachable equity warrant will be initially valued such that the sum of the discounted debt security and the detachable equity warrant equal the face value of the debt security. Thereafter, the Manager will value such assets at fair value using a number of the valuation methodologies described above. It is possible that market interest rates could fall to a degree that the estimated fair value of fixed rate loans could increase to an amount greater than amortized cost. In such instances where the Manager determines that the effect of such changes in market interest rates results in a measurable change in the market for private, structured loans, the fair value of such loans in the Company’s portfolio will be increased accordingly.

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

Securities Transactions, Interest and Dividend Income Recognition

All securities transactions are accounted for on a trade-date basis. Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected. Premium and discount are accreted into interest income using the effective interest method. Detachable warrants, other equity securities or property interests such as overriding royalty interests obtained in conjunction with the acquisition of debt securities are recorded separately from the debt securities at their initial fair value, with a corresponding amount recorded as a discount to the associated debt security. The portion of the loan origination fees paid that represent additional yield or discount on a loan are deferred and accreted into interest income over the life of the loan using the effective interest method. Upon the prepayment of a loan or debt security, any unamortized loan origination fees are recorded as interest income and any unamortized premium or discount is recorded as a realized gain or loss. Market premiums or discounts on acquired loans or fixed income investments are accreted into interest income using the effective interest method. Dividend income is recognized on the ex-dividend date. Accruing interest or dividends on investments is deferred when it is determined that the interest or dividend is not collectible. Collectibility of the interest and dividends is assessed, based on many factors including the portfolio company’s ability to service its loan based on current and projected cash flows as well as the current valuation of the company’s assets. For investments with payment-in-kind, or PIK, interest, the Manager bases income accruals on the valuation of the PIK notes or securities received from the borrower. If the portfolio company’s asset valuation indicates a value that is not sufficient to cover the contractual interest due on the PIK notes, management will not accrue interest income on the notes.

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

Fee Income Recognition

Fees primarily include financial advisory, transaction structuring, loan financing, commitment and prepayment fees. Financial advisory fees represent amounts received for providing advice and analysis to companies and are recognized as earned when performed provided collection is probable. Transaction structuring and loan financing fees represent amounts received for structuring, financing, and executing transactions and are generally payable only if the transaction closes. Such fees are deferred and accreted into interest income over the life of the loan using the effective interest method. Commitment fees represent amounts received for committed funding and are generally payable whether or not the transaction closes. On transactions that close within the commitment period, commitment fees are deferred and accreted into interest income over the life of the loan using the effective interest method. Commitment fees on transactions that do not close are generally recognized over the time period the commitment is outstanding. Prepayment fees are recognized as they are received.

Dividends

Dividends to stockholders are recorded on the ex-dividend date. The Company intends to qualify for tax purposes as a regulated investment company, (“RIC”), under the Internal Revenue Code of 1986, as amended (the “Code”) for 2005 and later years. In order to maintain the Company’s status as a RIC, the Company is required to distribute at least 90% of its investment company taxable income. In addition, the Company must distribute at least 98% of its taxable income (both ordinary income and net capital gains) to avoid excise tax. The Company intends to make distributions to stockholders on a quarterly basis of substantially all net operating taxable income. The Company also intends to make distributions of net realized capital gains, if any, at least annually. The amount to be paid out as a dividend is determined by the board of directors each quarter and is based on the annual taxable earnings estimated by the Manager. Based on that estimate, a dividend is declared each quarter and paid shortly thereafter.

For the period ending December 31, 2004, the Company was treated as a “C” corporation and had no taxable income and therefore did not declare a dividend for that period. On March 18, 2005, the Company declared a dividend of $0.12 per common share, which was paid in cash on April 15, 2005 to stockholders of record on March 31, 2005. On June 15, 2005, the Company declared a dividend of $0.125 per common share, which was paid on July 15, 2005 to stockholders of record on June 30, 2005. The Company has established an “opt out” dividend reinvestment plan for its common stockholders. As a result, if the Company declares a cash dividend in future periods, a stockholder’s cash dividend will be automatically reinvested in additional shares of the Company’s common stock unless the stockholder specifically “opts out” of the dividend reinvestment plan and elects to receive cash dividends. For the June 2005 dividend, holders of 1,215,870 shares participated in the dividend reinvestment plan. As a result, of the $2,175,013 total amount distributed, $151,984 was used by the dividend reinvestment plan agent to acquire shares in the open market for credit to the accounts of the plan participants who so elected.

The Company may not be able to achieve operating results that will allow it to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, the Company may be limited in its ability to make distributions due to the asset coverage test for borrowings, when applicable to it as a business development company under the 1940 Act and due to provisions in the Company’s credit facilities. If the Company does not distribute a certain percentage of its taxable income annually, it will suffer adverse tax consequences, including possible loss of its status as a regulated investment company. The Company cannot assure stockholders that they will receive any distributions or distributions at a particular level.

Note 3: Credit Facility

On May 17, 2005, the Company entered into a Revolving Credit Agreement (the “Credit Agreement”), among the Company, the lenders party thereto and SunTrust Bank, as administrative agent for the lenders.

Under the Credit Agreement, the lenders agreed to extend credit to the Company in an initial aggregate principal or face amount not exceeding $60,000,000 at any one time outstanding. The Credit Agreement is a 364-day revolving credit facility (with a stated maturity date of May 15, 2006) and is secured by substantially all of the Company’s assets. The credit facility is guaranteed by certain of the Company’s subsidiaries. Initially, the credit facility is collateralized by and limited by the amount of cash and cash equivalent collateral. However, at such time as the Company’s consolidated ratio of net asset value to total indebtedness is at least 3.50:1.00, such cash collateral requirement may be released at the discretion of the administrative agent. During the time the credit facility is secured by cash collateral, pricing will be set at 25 basis points over LIBOR, and, after release of the cash collateral, pricing will be set at a spread of 125 to 250 basis points over LIBOR based on the ratio of total indebtedness to net asset value. The Credit Agreement contains affirmative and reporting covenants. The Credit Agreement also contains certain financial ratio and restrictive covenants, including: (a) maintaining a ratio of net asset value to total indebtedness (excluding hedging liabilities) of not less than 2.25:1.0, (b) maintaining a ratio of net asset value to total indebtedness (including hedging liabilities) of not less than 2.0:1.0, (c) maintaining a ratio of net income plus interest, taxes, depreciation and amortization expenses (“EBITDA”) to interest expense of not less than 3.0:1.0, (d) if the maturity of the credit facility is extended, maintaining a ratio of total indebtedness to EBITDA to be determined, (e) limitations on additional indebtedness, (f) limitations on liens, (g) limitations on mergers and other fundamental changes, (h) limitations on dividends during events of default and material events of default, (i) limitations on disposition of assets other than in the normal course of business, (j) limitations on transactions with affiliates, (k) limitations on agreements that prohibit liens on properties of the Company and its subsidiary guarantors, (l) limitations on sale and leaseback transactions and (m) limitations on speculative hedging transactions.

The Company has not yet borrowed any amounts under the Credit Agreement. The Credit Agreement will be used to supplement the Company’s equity capital to make additional portfolio investments.

Note 4: Issuance of Common Stock

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

Note 5: Investment Management

The Company has entered into an investment advisory agreement with the Manager under which the Manager, subject to the overall supervision of the Company’s board of directors, manages the day-to-day operations of, and provides investment advisory services to, the Company. For providing these services, the Manager receives a fee from the Company, consisting of two components — a base management fee and an incentive fee.

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

The $300,000 management fee payable as of June 30, 2005, is due to the Manager as the base management fee for the month of June 2005.

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

Realized capital gains on a security will be calculated as the excess of the net amount realized from the sale or other disposition of such security over the original cost for the security. Realized capital losses on a security will be calculated as the amount by which the net amount realized from the sale or other disposition of such security is less than the original cost of such security. Unrealized capital depreciation on a security will be calculated as the amount by which the original cost of such security exceeds the fair value of such security at the end of a fiscal year. All period-end valuations will be determined by the Company in accordance with GAAP and the 1940 Act.

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

In addition, the Manager assists in determining and publishing the Company’s net asset value, oversees the preparation and filing of the Company’s tax returns and the printing and dissemination of reports to the Company’s stockholders and generally oversees the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others. Payments under the administration agreement are equal to amounts based upon the allocable portion of the Administrator’s costs and expenses in performing its obligations under the administration agreement. The Administrator bills the Company for charges under the administration agreement monthly in arrears.

Of the $241,832 in accounts payable as of June 30, 2005, $98,560 is due to the Administrator for expenses incurred on the Company’s behalf for the month of June 2005.

Note 6: Organizational Expenses and Offering Costs

A portion of the net proceeds of the offering were used for organizational expenses and offering costs of approximately $705,000 and $2,308,000, respectively, recognized in fiscal year 2004. There were no organizational expenses or offering costs incurred for the quarter ended June 30, 2005. For the six months ended June 30, 2005, the Company recognized organizational expenses and offering costs of approximately $1,100 and $7,600, respectively. Organizational expenses were expensed as incurred. Offering costs were charged to paid-in capital in excess of par.

Note 7: Federal Income Taxes

The Company intends to qualify for tax purposes as a regulated investment company, (“RIC”), under the Internal Revenue Code of 1986, as amended (the “Code”) for 2005 and later years. As a RIC, the Company generally will not be subject to federal income tax on the portion of its taxable income and gains distributed to stockholders. To qualify as a RIC, the Company is required, among other things, to distribute to its stockholders at least 90% of taxable income, as defined by the Code, and to meet certain asset diversification requirements. In 2004, the Company did not meet the RIC asset diversification requirements and was treated as a “C” corporation for tax purposes. For the three and six months ending June 30, 2005, the Company met all RIC asset diversification requirements and thus did not incur any federal income tax liability for the period.

Differences between the effective income tax rate and the statutory Federal tax rate were as follows:

	For the Six Months ended June 30, 2005 (unaudited)	Period August 6, 2004 (commencement of operations) through December 31, 2004
Statutory federal rate on loss from continuing operations	—	34%
Effect of net deferred tax assets	—	(34)%

Effective tax rate on earnings from continuing operations	—	0%

The tax effects of temporary differences that give rise to the deferred tax assets and liabilities are as follows:

	For the Six Months ended June 30, 2005 (unaudited)	Period August 6, 2004 (commencement of operations) through December 31, 2004
Deferred tax assets:
Net operating loss carryforwards	—	$142,471
Net organization costs	—	225,347

Total gross deferred tax assets	—	367,818
Less valuation allowance	—	(101,805)

Net deferred tax assets	—	266,013

Deferred tax liabilities:
Unrealized gains, net	—	(98,868)
Prepaid expenses	—	(167,145)

Total gross deferred tax liabilities	—	(266,013)

Net deferred tax assets	—	$0

Note 8: Commitments and Contingencies

As of June 30, 2005, the Company had commitments to fund loan facilities to 4 portfolio companies totaling $71 million, on which $55 million was drawn. In addition, the Company has continuing obligations under the investment advisory agreement with the Manager and the administration agreement with the Administrator. The investment advisory agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, the Manager and its officers, managers, agents, employees, controlling persons, members and any other person or entity affiliated with it will be entitled to indemnification from the Company for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of the Manager’s services under the investment advisory agreement or otherwise as the Company’s investment adviser. The investment advisory agreement also provides that the Manager and its affiliates (including the Administrator) will not be liable to the Company or any stockholder for any error of judgment, mistake of law, any loss or damage with respect to any of the Company’s investments, or any action taken or omitted to be taken by the Manager in connection with the performance of any of its duties or obligations under the investment advisory agreement or otherwise as an investment adviser to the Company, except to the extent specified in Section 36(b) of the 1940 Act concerning loss resulting from a breach of fiduciary duty with respect to the receipt of compensation for services. The administration agreement provides that, absent willful misfeasance, bad faith or negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, the Administrator and its officers, managers, agents, employees, controlling persons, members and any other person or entity affiliated with it will be entitled to indemnification from the Company for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of the Administrator’s services under the administration agreement or otherwise as the Company’s administrator. The administration agreement also provides that the Administrator and its affiliates (including the Manager) will not be liable to the Company or any stockholder for any error of judgment, mistake of law, any loss or damage with respect to any of the Company’s investments, or any action taken or omitted to be taken by the

Administrator in connection with the performance of any of its duties or obligations under the administration agreement or otherwise as the Company’s administrator. In the normal course of business, the Company enters into a variety of undertakings containing a variety of representations that may expose the Company to some risk of loss. The amount of future loss, if any arising from such undertakings, while not quantifiable, is not expected to be significant.

Note 9: Reclassifications

Certain reclassifications have been made to the 2004 financial statements in order for them to conform with the 2005 presentation.

Note 10: Subsequent Events

On August 5, 2005, the Company closed a $25 million senior secured bridge loan facility with Millenium Offshore Group, Inc., a Texas based developer and producer of offshore Gulf of Mexico oil and gas properties. The facility is structured as a partially amortizing bridge loan with a 180 day term and an interest rate of 12%. The Company also received an overriding royalty interest in the borrower’s properties, conditioned on the timing of repayment of the facility. The facility is secured by substantially all of the borrower’s properties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Certain statements in this report that relate to estimates or expectations of our future performance or financial condition may constitute “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995. The forward-looking statements involve risks and uncertainties, including, but not limited to, statements as to:

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	the impact of investments that we expect to make;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;

•	the ability of our portfolio companies to achieve their objectives;

•	our expected financings and investments;

•	future changes in laws and regulations;

•	the adequacy of our cash resources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies; and

•	the ability of our manager to locate suitable investments for us and to monitor and administer our investments.

We may use words such as “anticipates,” “believes,” “expects,” “intends,” “will,” “should,” “may” and similar expressions to identify forward-looking statements. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties that could cause actual results to differ materially from our historical experience and present expectations. Undue reliance should not be placed on such forward-looking statements, as such statements speak only as of the date on which they are made. Additional information regarding these and other risks and uncertainties is contained in our periodic filings with the SEC.

Overview

We are a financial services company, which commenced operations on August 6, 2004, created to invest primarily in debt securities of small and mid-size energy companies. On November 9, 2004, we completed our initial public offering and became an externally managed, non-diversified, closed-end investment company and elected to be treated as a business development company under the 1940 Act. As such, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, for tax purposes we intend to operate so as to be treated as a RIC under the Code for 2005 and later years. Pursuant to these elections, we generally will not have to pay corporate-level taxes on any income and capital gains we distribute to our stockholders.

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

Portfolio and Investment Activity

During the three months ended June 30, 2005, we added three companies to our portfolio, creating senior secured multiple advance term loan facilities totaling $65 million, with currently committed and available amounts totaling $23 million. As of the end of the quarter, there was a total of $6.7 million advanced under the facilities. We extended a $20 million senior secured term loan to TierraMar Energy, LLC for the development of oil and gas properties in south Texas, with an initial committed funding limit of $4 million. On June 30, 2005, $3.4 million was drawn on the facility. We extended a $30 million senior secured term loan to C-Gas, LLC for the development of oil and gas properties in the Rocky Mountain region, with an initial committed funding limit of $17.6 million. On June 30, 2005, $3.3 million was drawn on the facility. We also extended a $15 million senior secured term loan to Atchee CBM, LLC for the development of oil and gas properties in the Rocky Mountain region, with an initial committed funding limit of $1.4 million. There were no borrowings on this facility as of June 30, 2005. We expect these companies to continue to draw on the facilities as their development of oil and gas properties progresses. Further, we acquired an additional $4 million of the senior notes of Venoco, Inc.

Since commencement of operations in the fall of 2004, we have extended credit facilities to or made investments in debt securities of portfolio companies totaling $136 million, and have committed and made available for funding a total of $94 million under these facilities. Of the $94 million, $83 million remained committed and available and $66 million was outstanding as of June 30, 2005, following the March 2005 repayment of Crescent Resources’ $10.8 million Senior Subordinated Secured Bridge loan. During the second quarter, we sold $10 million of our portfolio of investment grade senior notes issued by independent exploration and production companies, realizing a positive return.

As of June 30, 2005 our portfolio was invested as follows: 19.4% in senior subordinated secured notes, 2.7% in senior secured multiple-advance term loans, 4.8% in corporate senior notes, 16.3% in investment grade senior notes, 51.1% in U.S. Treasury Bills, and 5.7% in cash and cash equivalents. At June 30, 2005, the weighted average yield of our targeted investments was 10.2%. The weighted average yield of our investment grade senior notes was 5.5%. The weighted average yield of our U.S. Treasury Bills and cash equivalents was 2.7%. Computed yields use interest rates as of the balance sheet date and include amortization of loan origination fees, original issue discount and market premium or discount, weighted by their respective costs when averaged.

Results of Operations

We were incorporated on July 15, 2004 and commenced operations in August 2004. Therefore, there is no comparable period from the prior year with which to compare the results of operations for the three and six month periods ended June 30, 2005.

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

Interest income for the quarter ended June 30, 2005 was $3.7 million with $2.0 million attributable to targeted investments in portfolio companies and $1.7 million attributable to investments in cash equivalents, agency notes and auction rate securities and investment grade senior notes. This compares to interest income for the quarter ended March 31, 2005 of $4.2 million with $2.8 million attributable to targeted investments in portfolio companies and $1.4 million attributable to investments in cash equivalents, agency notes and auction rate securities and investment grade senior notes.

Interest income for the six months ended June 30, 2005 was $7.8 million with $4.8 million attributable to targeted investments in portfolio companies and $3.0 million attributable to investments in cash equivalents, agency notes and auction rate securities and investment grade senior notes.

Operating Expenses

For the quarter ended June 30, 2005, operating expenses were $1.7 million compared to $1.6 million for the quarter ended March 31, 2005. This amount consisted of investment advisory and management fees of $0.9 million and insurance expenses, administrative services fees, professional fees, directors’ fees, organization costs and other general and administrative expenses of $0.8 million. In comparison, those amounts were $0.9 million and $0.7 million, respectively, for the quarter ended March 31, 2005.

For the six months ended June 30, 2005, operating expenses were $3.3 million. This amount consisted of investment advisory and management fees of $1,800,000 and insurance expenses, administrative services fees, professional fees, directors’ fees, organization costs and other general and administrative expenses of $1.5 million.

The operating expenses for the three and six month periods represented our allocable portion of the total organizational and operating expenses incurred by us, our manager, and our administrator, as determined by our board of directors and representatives of our manager and our administrator taking into account our start-up nature. As our operations continue to mature, the amount of operating expenses allocated to us under the terms of our investment advisory and administration agreements with our manager and our administrator could likely increase. Although we would anticipate any increased expenses to be mitigated by increased operating revenues, our net income and dividends in future periods could be reduced by increases in operating expenses.

Net Investment Income

For the quarter ended June 30, 2005, net investment income was $1.9 million compared to $2.6 million for the quarter ended March 31, 2005. The primary difference was the $0.7 million prepayment premium on Crescent Resources’ Senior Subordinated Secured Bridge Loan in the first quarter of 2005. For the six months ended June 30, 2005, net investment income was $4.5 million.

Unrealized Depreciation on Investments

For the quarter ended June 30, 2005, net unrealized depreciation was ($0.1) million, compared to ($1.3) million for the quarter ended March 31, 2005. The increase was attributable to unrealized depreciation on our portfolio securities of ($0.5) million and unrealized appreciation on our investment grade senior notes of $0.4 million. For the six months ended June 30, 2005, net unrealized depreciation was ($1.4) million, attributable to unrealized depreciation on our portfolio securities of ($0.5) million and on our investment grade senior notes of ($0.9) million.

Net Realized Gains

For the quarter ended June 30, 2005, we realized a capital gain of $140,000 on the sale of $10 million in investment grade senior notes. For the six months ended June 30, 2005, net realized capital gains were $144,000.

Net Increase in Stockholders’ Equity from Operations

For the quarter ended June 30, 2005, we had a net increase in stockholders’ equity (net assets) resulting from operations of $1.9 million, or $0.11 per share, compared to $1.3 million, or $0.07 per share for the quarter ended March 31, 2005. For the six months ended June 30, 2005, we had a net increase in stockholders’ equity (net assets) resulting from operations of $3.2 million, or $0.18 per share.

Financial Condition, Liquidity and Capital Resources

During the first six months of this fiscal year, we generated cash from operations, including interest earned on our portfolio securities, as well as our investments in investment grade senior notes, U.S. government securities and other high-quality debt securities that mature in one year or less. During the six months ended June 30, 2005 we received repayment from Crescent Resources of its $10.8 million Senior Subordinated Secured Bridge Loan. At June 30, 2005, we had cash and cash equivalents of $13.9 million, investments in U.S. Treasury Bills of $124.9 million and investments in investment grade senior notes of $39.9 million.

Our investments in portfolio securities at June 30, 2005 totaled $65.7 million. Four of our investments are in the form of credit facilities under which we have commitments to fund a total of $71 million. As of June 30, 2005, the outstanding balances on these facilities totaled $55 million. We expect to fund our investments in 2005 from the balance of the net proceeds from our IPO and income earned on our portfolio and temporary investments. We also plan to generate additional cash from borrowings under our senior secured revolving credit facility. In May 2005, we entered into a senior credit facility having an initial term of one year providing for borrowings of up to $60 million. The credit facility is secured by substantially all of our assets. Initially, the credit facility is collateralized by cash and cash equivalent investments and the interest rate applicable to borrowings is LIBOR plus 25 basis points. Once we are more fully invested, as long as the ratio of net asset value to total indebtedness is at least 3.5 to 1, the interest rate applicable to borrowings will be LIBOR plus a range of 125 to 250 basis points, depending on the ratio of total debt to net asset value. The credit facility contains covenants and events of default customary for financings of this type. We have not yet borrowed any amounts under the Credit Agreement. In the future, we may also fund a portion of our investments with issuances of equity or senior debt securities. We may also securitize a portion of our investments in mezzanine or senior secured loans or other assets. We expect our primary use of funds to be investments in portfolio companies, cash distributions to holders of our common stock and payment of fees and other operating expenses.

Dividends

We intend to be taxed as a regulated investment company under Subchapter M of the Code for 2005 and beyond. As a RIC, we will be required to distribute annually at least 90% of our investment company taxable income and at least 98% of our capital gain net income to avoid excise tax. We intend to make distributions to our stockholders on a quarterly basis of substantially all of our net operating income. We also currently intend to make distributions of net realized capital gains, if any, at least annually. However, we may in the future decide to retain capital gains for investment and designate such retained dividends as a deemed distribution.

On June 17, 2005, we declared a dividend of $0.125 per common share, which was paid on July 15, 2005 to stockholders of record on June 30, 2005. We have established an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a cash dividend in future periods, a stockholder’s cash dividend will be automatically reinvested in additional shares of our common stock unless the stockholder specifically “opts out” of the dividend reinvestment plan and elects to receive cash dividends. For the June 2005 dividend, holders of 1,215,870 shares participated in the dividend reinvestment plan. As a result, of the $2,175,013 total amount distributed, $151,984 was used by the dividend reinvestment plan agent to acquire 10,002 shares in the open market for credit to the accounts of the plan participants. On March 18, 2005, we declared a quarterly dividend in the amount of $0.12 per common share for shareholders of record on March 31, 2005. The dividend was paid in cash on April 15, 2005.

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

Portfolio Credit Quality

We maintain a system to evaluate the credit quality of our loans. This system is intended to reflect the performance of a portfolio company’s business, the collateral coverage of a loan, and other factors considered relevant. As of June 30, 2005, all of our investments in portfolio companies were performing satisfactorily.

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

In addition, the illiquidity of our investments may adversely affect our ability to dispose of debt and equity securities at times when it may be otherwise advantageous for us to liquidate such investments. Alternatively, if we were forced to immediately liquidate some or all of the investments in the portfolio, the proceeds of such liquidation could be significantly less than the current value of such investments.

Once we have fully invested the net proceeds from our initial public offering, we intend to borrow money to make investments. Once we borrow money to make investments, our net investment income will be dependent upon the difference or spread between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds would increase, which could reduce our net investment income.

We anticipate that we will use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. We have obtained a revolving line of credit as a means to bridge to long-term financing. We expect that our long-term fixed-rate investments will be financed primarily with long-term fixed-rate debt and equity. Our variable rate investments will generally be financed with variable rate debt and equity. In addition, we may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act.

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. Based upon an evaluation undertaken at the end of the second quarter, our Chief Executive Officer and our Chief Financial Officer determined that our disclosure controls and procedures were not effective as of June 30, 2005, due to the material weakness discussed below relating to our internal control over financial reporting. Management’s determination that our disclosure controls and procedures were not effective as of the end of the second quarter resulted from the fact that, as of the end of the second quarter, the remedial measures discussed below had not been in place long enough to definitively determine their effectiveness.

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

(b) Changes in internal control over financial reporting. Under The Public Company Accounting Oversight Board’s Auditing Standard No. 2 (“Standard No. 2”), a “material weakness” is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. During the quarter ended March 31, 2005, management determined that the Company had incorrectly recorded (i) the market price for our common stock at December 31, 2004 as $15.07 as opposed to $15.37 and (ii) the total return on our common stock for the period then ended as 0.47% as opposed to 2.47%. The incorrect information resulted from a clerical error in inputting the information in our Annual Report on Form 10-K. Such incorrect information was not timely identified and corrected by other review procedures.

As previously reported in Amendment No. 1 to our Annual Report on Form 10-K/A, we determined that (as of December 31, 2004), under Standard No. 2 and the prior relevant professional auditing standards, this deficiency constitutes a “material weakness” in our internal controls over financial reporting. We advised our current independent auditors, who concurred with our determination, and our audit committee of this deficiency in our internal controls over financial reporting, and the fact that the deficiency constituted a “material weakness.”

In the second quarter of 2005, we took the following steps to address this material weakness and to improve our internal controls over financial reporting:

•

Added additional personnel to the document and financial statement review process and added additional internal review procedures to be performed by our personnel to verify the accuracy of the information in our financial statements;

•	Changed the final, pre-filing review process to focus on the printer proof of the final document prepared for electronic filing by EDGAR with the Securities and Exchange Commission;

•	Changed the procedure for electronic insertion of the financial statements into the final document.

While we established additional controls to address the material weakness, there was no change in our internal control over financial reporting that occurred during the second quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a defendant in any material legal proceeding, nor to our knowledge, is any material legal proceeding threatened against us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

We plan to use the net proceeds received from the initial public offering for investing in portfolio companies in accordance with our investment objectives and strategies as described in our Registration and incorporated herein by reference. From November 15, 2004, the day we received the net proceeds from the initial public offering, to December 31, 2004, we invested $66 million in the debt securities of portfolio companies and paid a management fee to our manager in the amount of $452,676, organization costs in the amount $704,808, and general and administrative expenses (including payments to the administrator) in the amount of $285,771. In the six months ended June 30, 2005, we funded investments in portfolio companies in the amount of $10.7 million, paid management fees to our advisor in the amount of $1,800,000, general and administrative expenses of $1,517,053, and recognized organization costs and offering expenses of $1,111 and $7,606, respectively. At June 30, 2005, we had cash and cash equivalents of $13.9 million, investments in U.S. Treasury Bills of $124.9 million, investments in high grade corporate senior notes of $39.9 million, and targeted investments in portfolio companies of $65.7 million.

We did not repurchase any shares during the period covered by this report.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

(a) The annual meeting of the shareholders of the Company was held on Wednesday, May 18, 2005.

(b) Proxies were solicited by the Board of Directors of the Company pursuant to Regulation 14A under the Securities and Exchange Act of 1934; there was no solicitation in opposition to the Board of Directors’ nominee for director as listed in the proxy statement; and such nominee was duly elected as reported below.

(c) Out of a total of 17,400,100 shares of the Company’s common stock outstanding and entitled to vote, 17,160,673 shares were present in person or by proxy, representing approximately 98.6% of the outstanding shares.

The Board is divided into three classes, which we refer to as Class I, Class II and Class III directors. The matter voted on by the shareholders at the 2005 annual meeting, as fully described in the proxy statement for the annual meeting, was the election of a Class I director. The following table presents the number of shares voted for and withheld for each nominee for director.

NOMINEE FOR DIRECTOR	NUMBER OF VOTES FOR	NUMBER OF VOTES WITHHELD
Edward W. Blessing	17,016,936	143,737

The initial terms of the Class II directors, Mr. David R. Albin and Mr. C. Kent Conine, expire at the Fund’s 2006 annual meeting of stockholders, and the initial terms of the Class III directors, Mr. Kenneth A. Hersh and Mr. James R. Latimer, III, expire at the Fund’s 2007 annual meeting of stockholders.

Item 5. Other Information

Not applicable.

Item 6. Exhibits.

No.		Exhibit
3.1	—	Articles of Incorporation of NGP Capital Resources Company dated as of July 15, 2004 (filed as Exhibit (a)(1) to the Company’s Registration Statement on Form N-2 dated November 9, 2004 (Registration No. 333-118279) and incorporated herein by reference)

3.2	—	Articles of Amendment and Restatement of NGP Capital Resources Company dated as of October 29, 2004 (filed as Exhibit 3.2 to the Company’s Form 10-K dated April 8, 2005 and incorporated herein by reference)

3.3	—	Bylaws of NGP Capital Resources Company (filed as Exhibit (b) to the Company’s Registration Statement on Form N-2 dated November 9, 2004 (Registration No. 333-118279) and incorporated herein by reference)

4.1	—	Specimen certificate of NGP Capital Resources Company’s common stock, par value $0.001 per share (filed as Exhibit (d) to the Company’s Pre-Effective Amendment No. 2 to Registration Statement on Form N-2 dated October 7, 2004 (Registration No. 333-118279) and incorporated herein by reference)

4.2	—	Dividend Reinvestment Plan (filed as Exhibit (e) to the Company’s Pre-Effective Amendment No. 2 to Registration Statement on Form N-2 dated October 7, 2004 (Registration No. 333-118279) and incorporated herein by reference)

10.1	—	Investment Advisory Agreement dated as of November 9, 2004, between NGP Capital Resources Company and NGP Investment Advisor, LP (filed as Exhibit 10.1 to the Company’s Form 10-K dated April 8, 2005 and incorporated herein by reference)

10.2	—	Administration Agreement dated as of November 9, 2004, by and between NGP Capital Resources Company and NGP Administration, LLC (filed as Exhibit 10.2 to the Company’s Form 10-K dated April 8, 2005 and incorporated herein by reference)

10.3	—	Form of Indemnification Agreement between NGP Capital Resources Company and each member of the Board of Directors and each executive officer of the Company dated March 30, 2005 (filed as Exhibit 10.1 to the Company’s Form 8-K dated April 5, 2005 and incorporated herein by reference)

10.4	—	Revolving Credit Agreement dated May 17, 2005 by and between NGP Capital Resources Company, the lenders party thereto and SunTrust Bank, as administrative agent for the lenders

31.1	—	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Executive Officer

31.2	—	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Financial Officer

32.1	—	Certification required by Rule 13a-14(b)/15d-14(b) and Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Executive Officer

32.2	—	Certification required by Rule 13a-14(b)/15d-14(b) and Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NGP CAPITAL RESOURCES COMPANY

By:	/s/ John H. Homier
John H. Homier
President and Chief Executive Officer

Date: August 11, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in their capacities on August 11, 2005. This document may be executed by the signatories hereto on any number of counterparts, all of which constitute one and the same instrument.

Signature	Title

/s/ John H. Homier	President and Chief Executive Officer (Principal Executive Officer)
John H. Homier

/s/ Richard A. Bernardy	Secretary, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)
Richard A. Bernardy

/s/ Stephen K. Gardner	Director of Finance
Stephen K. Gardner

/s/ Kenneth A. Hersh	Director and Chairman of the Board
Kenneth A. Hersh

/s/ David R. Albin	Director
David R. Albin

/s/ Edward W. Blessing	Director
Edward W. Blessing

/s/ C. Kent Conine	Director
C. Kent Conine

/s/ James R. Latimer, III	Director
James R. Latimer, III

Index to Exhibits

No.		Exhibit
3.1	—	Articles of Incorporation of NGP Capital Resources Company dated as of July 15, 2004 (filed as Exhibit (a)(1) to the Company’s Registration Statement on Form N-2 dated November 9, 2004 (Registration No. 333-118279) and incorporated herein by reference)

3.2	—	Articles of Amendment and Restatement of NGP Capital Resources Company dated as of October 29, 2004 (filed as Exhibit 3.2 to the Company’s Form 10-K dated April 8, 2005 and incorporated herein by reference)

3.3	—	Bylaws of NGP Capital Resources Company (filed as Exhibit (b) to the Company’s Registration Statement on Form N-2 dated November 9, 2004 (Registration No. 333-118279) and incorporated herein by reference)

4.1	—	Specimen certificate of NGP Capital Resources Company’s common stock, par value $0.001 per share (filed as Exhibit (d) to the Company’s Pre-Effective Amendment No. 2 to Registration Statement on Form N-2 dated October 7, 2004 (Registration No. 333-118279) and incorporated herein by reference)

4.2	—	Dividend Reinvestment Plan (filed as Exhibit (e) to the Company’s Pre-Effective Amendment No. 2 to Registration Statement on Form N-2 dated October 7, 2004 (Registration No. 333-118279) and incorporated herein by reference)

10.1	—	Investment Advisory Agreement dated as of November 9, 2004, between NGP Capital Resources Company and NGP Investment Advisor, LP (filed as Exhibit 10.1 to the Company’s Form 10-K dated April 8, 2005 and incorporated herein by reference)

10.2	—	Administration Agreement dated as of November 9, 2004, by and between NGP Capital Resources Company and NGP Administration, LLC (filed as Exhibit 10.2 to the Company’s Form 10-K dated April 8, 2005 and incorporated herein by reference)

10.3	—	Form of Indemnification Agreement between NGP Capital Resources Company and each member of the Board of Directors and each executive officer of the Company dated March 30, 2005 (filed as Exhibit 10.1 to the Company’s Form 8-K dated April 5, 2005 and incorporated herein by reference)

10.4	—	Revolving Credit Agreement dated May 17, 2005 by and between NGP Capital Resources Company, the lenders party thereto and SunTrust Bank, as administrative agent for the lenders

31.1	—	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Executive Officer

31.2	—	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Financial Officer

32.1	—	Certification required by Rule 13a-14(b)/15d-14(b) and Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Executive Officer

32.2	—	Certification required by Rule 13a-14(b)/15d-14(b) and Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Financial Officer