Form 10-Q
period 2005-09-30
NGP Capital Resources CO
filed 2005-11-14
CIK 1297704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

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

 Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock, $.001 par value, outstanding as of November 9, 2005 was 17,400,100.

PART I - FINANCIAL INFORMATION
Item 1. Consolidated financial statements.

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED BALANCE SHEET

	September 30, 2005	December 31, 2004
	(unaudited)	(audited)
Assets:
Investments in portfolio securities at fair value
(cost: $104,497,598 and $65,770,724, respectively)	$105,191,631	$66,061,513
Investments in agency and auction rate securities,
at cost which approximates fair value	-	41,301,002
Investments in corporate notes
(cost: $21,737,866 and $0, respectively)	20,351,400	-
Investments in U.S. treasury bills, at cost which
approximates fair value	103,977,808	-
Total investments	229,520,839	107,362,515

Cash and cash equivalents, at cost which
approximates fair value	16,513,532	136,314,402
Accounts receivable	101,930	80,000
Interest receivable	621,768	303,484
Prepaid assets	204,370	491,602

Total assets	$246,962,439	$244,552,003

Liabilities and stockholders' equity (net assets):

Liabilities:
Accounts payable	$258,028	$213,173
Management fees payable	300,000	300,000
Dividends payable	2,436,014	-
Total liabilities	2,994,042	513,173

Commitments and contingencies (note 8)

Stockholders’ equity (net assets)
Common stock, $.001 par value, 250,000,000 shares
authorized; 17,400,100 issued and outstanding	17,400	17,400
Paid-in capital in excess of par	244,313,252	244,320,858
Undistributed net investment income (loss)	13,526	(590,217)
Undistributed realized capital gain	316,651	-
Net unrealized appreciation (depreciation)
of portfolio securities	(692,432)	290,789

Total stockholders’ equity (net assets)	243,968,397	244,038,830

Total liabilities and stockholders' equity (net assets)	$246,962,439	$244,552,003

Net assets per share	$14.02	$14.03

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED STATEMENT OF OPERATIONS

	For the Three Months	For the Nine Months
	ended September 30, 2005	ended September 30, 2005
	(unaudited)	(unaudited)
Investment income
Interest income	$4,439,322	$12,284,087
Total investment income	4,439,322	12,284,087

Operating expenses
Management fees	900,000	2,700,000
Organization costs	-	1,111
General and administrative expenses	642,911	2,159,964
Total operating expenses	1,542,911	4,861,075

Interest expense	23,000	35,237
Credit facility fee amortization	56,477	84,993

Net investment income	2,816,934	7,302,782

Net realized capital gain on portfolio securities	173,081	316,651
Net increase in unrealized appreciation (depreciation)
on portfolio securities	403,219	(983,221)

Net increase in stockholders' equity
(net assets) resulting from operations	$3,393,234	$6,636,212

Net increase in stockholders' equity (net assets)
resulting from operations per common share	$0.20	$0.38

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (NET ASSETS)

				Accumulated		Unrealized	Total
	Common Stock		Paid-in Capital	Net Investment	Net Realized	Appreciation (Depreciation)	Stockholders'
	Shares	Amount	in Excess of Par	Income (Loss)	Capital Gain (Loss)	of Portfolio Securities	Equity (Net Assets)

Balance at December 31, 2004	17,400,100	$17,400	$244,320,858	$(590,217)	$-	$290,789	$244,038,830

Net increase (decrease) in
stockholders' equity (net assets)
resulting from operations	-	-	-	7,302,782	316,651	(983,221)	6,636,212

Offering costs	-	-	(7,606)	-	-	-	(7,606)

Dividends declared	-	-	-	(6,699,039)	-	-	(6,699,039)
Balance at September 30, 2005	17,400,100	$17,400	$244,313,252	$13,526	$316,651	$(692,432)	$243,968,397

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Three Months	For the Nine Months
	ended September 30, 2005	ended September 30, 2005
	(unaudited)	(unaudited)
Cash flows from operating activities

Net increase (decrease) in stockholders' equity (net assets) resulting from operations	$3,393,234	$6,636,212
Adjustments to reconcile net increase (decrease) in stockholders' equity (net assets)
resulting from operations to net cash used in operating activities:
(Increase) decrease in accounts receivable	(101,930)	(21,930)
(Increase) decrease in interest receivable	220,267	(318,284)
(Increase) decrease in prepaid assets	198,963	287,232
Increase (decrease) in accounts payable	16,196	44,855
Net amortization of premiums, discounts and fees	(228,988)	(494,925)
(Increase) decrease in unrealized appreciation on portfolio securities	(403,219)	983,221
Purchase of investments in portfolio securities	(38,516,403)	(49,180,033)
Redemption of investments in portfolio securities	148,811	11,020,616
Net sale of investments in agency and auction rate securities	-	41,301,002
Purchase of investments in corporate notes	-	(51,167,818)
Sale of investments in corporate notes	19,097,462	29,357,422
Purchase of investments in U.S. treasury bills	(103,977,808)	(228,905,031)
Sale of investments in U.S. treasury bills	124,927,222	124,927,222

Net cash provided by (used in) operating activities	4,773,807	(115,530,239)

Cash flows from financing activities

Offering costs from the issuance of common stock	-	(7,606)
Dividends paid	(2,175,012)	(4,263,025)

Net cash provided by financing activities	(2,175,012)	(4,270,631)

Net increase (decrease) in cash and cash equivalents	2,598,795	(119,800,870)
Cash and cash equivalents, beginning of the period	13,914,737	136,314,402

Cash and cash equivalents, end of period	$16,513,532	$16,513,532

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2005

Portfolio Company (1)	Energy Industry Segment	Investment (2) (4)	Principal	Cost	Fair Value (3)
Crescent Resources, LLC	Oil & Gas Production	Senior Subordinated-	$48,250,000	$47,391,000	$47,391,000
	and Development	Secured Term Loan
		(LIBOR + 9.5%, due 12/20/2008)

Venoco Inc.	Oil & Gas Production	Senior Notes	8,000,000	7,953,254	8,380,000
	and Development	(8.75%, due 12/15/2011)

Venoco Inc.	Oil & Gas Production	Senior Notes	4,000,000	3,922,713	4,190,000
	and Development	(8.75%, due 12/15/2011)

TierraMar Energy LLC	Oil & Gas Production	Senior Secured	4,930,000	4,803,434	4,803,434
	and Development	Multiple-Advance Term Loan
		(LIBOR + 6%, due 5/13/2008)
		Overriding Royalty Interest (6)	20,000	20,000	20,000
		Warrants (5)	10,000	10,000	10,000

C-Gas LLC	Oil & Gas Production	Senior Secured	6,637,063	6,552,919	6,552,919
	and Development	Multiple-Advance Term Loan
		(LIBOR + 5.5%, due 4/25/2009)
		Overriding Royalty Interest (6)	45,000	44,915	44,915

Atchee CBM LLC	Oil & Gas Production	Senior Secured	144,524	143,358	143,358
	and Development	Multiple-Advance Term Loan
		(LIBOR + 5.5%, due 4/25/2009)
		Overriding Royalty Interest (5)(6)	5,000	5,000	5,000

Millenium Offshore Group, Inc.	Oil & Gas Production	Senior Secured Bridge Loan	22,472,497	22,024,946	22,024,946
	and Development	(12%, due 2/5/2006)
		Overriding Royalty Interest (5)(6)	20,000	20,000	20,000

Chroma Exploration & Production, Inc.	Oil & Gas Production	Senior Secured	9,750,000	9,431,059	9,431,059
	and Development	Multiple-Advance Term Loan
		(LIBOR + 6%, due 9/21/2008)
		Overriding Royalty Interest (6)	175,000	175,000	175,000

		8,000 Shares Series A Participating	2,000,000	2,000,000	2,000,000
		Convertible Preferred Stock

Total targeted investments (42.75% of total investments)				$104,497,598	$105,191,631

Issuing Company	Industry Segment	Investment (4)	Principal	Cost	Value
Pioneer Nat Res	Energy	Senior Notes, 7.2%, due 2028	10,000,000	11,723,222	10,549,000
XTO Energy	Energy	Senior Notes, 5.0%, due 2015	10,000,000	10,014,644	9,802,400

Total investment grade senior notes ( 8.27% of total investments)				$21,737,866	$20,351,400

Issuing Company	Industry Segment	Investment	Principal	Cost	Value
US Treasury Bills	Government	US Treasury Bills, 3.10%, due 10/06/2005	12,016,000	11,999,712	11,999,712
US Treasury Bills	Government	US Treasury Bills, 2.70%, due 10/06/2005	12,012,000	11,999,574	11,999,574
US Treasury Bills	Government	US Treasury Bills, 2.79%, due 10/06/2005	12,011,000	11,999,072	11,999,072
US Treasury Bills	Government	US Treasury Bills, 3.04%, due 10/06/2005	24,020,000	23,999,983	23,999,983
US Treasury Bills	Government	US Treasury Bills, 2.43%, due 10/06/2005	44,000,000	43,979,467	43,979,467

Total government securities (42.27% of total investments)				$103,977,808	$103,977,808

Total cash (6.71% of total investments)				$16,513,532	$16,513,532

Total investments, cash and cash equivalents				$246,726,804	$246,034,371

Other liabilities in excess of assets					$(2,065,974)

Net assets					$243,968,397

(1) None of our portfolio companies are controlled by or affiliated with us as defined by the Investment Company Act of 1940.
(2) Percentages represent interest rates in effect at September 30, 2005, and due dates represent the contractual maturity dates.
(3) Fair value of targeted investments is determined by or under the direction of the Board of Directors.
(4) All investments are in entities with primary operations in the United States of America.
(5) Non-income producing securities.
(6) Securities are subject to restrictions as to their sale.

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED FINANCIAL HIGHLIGHTS

	For the Three Months	For the Nine Months
	ended September 30, 2005	ended September 30, 2005
	(unaudited)	(unaudited)
Per Share Data

Net asset value, beginning of period	$13.96	$14.03

Net investment income	0.16	0.42
Net realized and unrealized gain (loss) on portfolio securities	0.04	(0.04)

Net increase in net assets resulting from operations	0.20	0.38

Dividends declared	(0.14)	(0.39)

Net asset value, end of period	$14.02	$14.02

Market value, beginning of period	$14.93	$15.37
Market value, end of period	$15.06	$15.06
Market value return (1)	1.84%	0.54%
Net asset value return (1)	1.40%	2.53%

Ratios and Supplemental Data
($ and shares in thousands)

Net assets, end of period	$243,968	$243,968
Average net assets	243,490	244,004
Common shares outstanding at end of period	17,400	17,400
General and administrative expenses/average net assets (2)	1.05%	1.18%
Total operating expenses/average net assets (2)	2.51%	2.66%
Net investment income (loss)/average net assets (2)	4.59%	4.00%
Net increase (decrease) in net assets resulting from
operations/average net assets (2)	5.53%	3.64%
Portfolio turnover rate	0.06%	4.52%

(1) Return calculations assume reinvestment of dividends and are not annualized.
(2) Annualized.

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)

Note 1: Organization

NGP Capital Resources Company (the “Company”) was organized as a Maryland corporation in July 2004. The Company has elected to be treated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company intends to qualify for tax purposes as a regulated investment company, (“RIC”), under the Internal Revenue Code of 1986, as amended (the “Code”) for 2005 and later years. The Company has several subsidiaries that are single member limited liability companies and wholly-owned limited partnerships established to hold certain portfolio investments or provide services to the Company in accordance with specific rules prescribed for investment companies. The Company consolidates the results of its subsidiaries for financial reporting purposes. The financial results of the Company's portfolio investments are not consolidated in the Company's consolidated financial statements.

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

Note 2: Significant Accounting Policies

The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The unaudited consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information. Accordingly, certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with GAAP have been omitted from the accompanying unaudited interim consolidated financial statements. The unaudited consolidated financial statements in this quarterly report have been prepared consistent with the accounting policies reflected in the Company’s annual financial statements included in the Company’s Form 10-K for the year ended December 31, 2004 filed with the SEC and should be read in conjunction therewith. In management’s opinion, the unaudited consolidated financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of such consolidated financial statements. Interim results are not necessarily indicative of results for a full year. The following is a summary of the significant accounting policies followed by the Company in the preparation of its consolidated financial statements:

Use of Estimates

The consolidated financial statements have been prepared in accordance with GAAP that require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from these estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits and highly liquid investments with original maturities of three months or less when purchased. Cash and cash equivalents are carried at cost which approximates fair value as of September 30, 2005.

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

Investments are carried at fair value, as determined in good faith under the direction of the Board of Directors. Securities that are publicly traded are valued at the closing price on the valuation date. For debt and equity securities of companies that are not publicly traded, or for which there are various degrees of trading restrictions, the Manager prepares a valuation analysis, which for equity securities, uses traditional valuation methodologies to estimate the enterprise value of the portfolio company issuing the securities and, in the case of debt securities, consists of traditional valuation methodologies to estimate the value of the assets of the portfolio company. The methodologies for determining asset valuations include estimates based on: the liquidation or collateral value of the portfolio company’s assets, the discounted value of expected future net cash flows from the assets and third party valuations of the portfolio company’s assets, such as engineering reserve reports of oil and gas properties. The methodologies for determining enterprise valuations include estimates based on: valuations of comparable public companies, recent sales of comparable companies, the value of recent investments in the equity securities of the portfolio company and the asset valuation methodologies described above. The Manager utilizes some or all of the above valuation methods to determine the estimated enterprise value of the company. In valuing convertible debt or equity securities, the Manager values the Company’s equity investments based on the Company’s pro rata share of the residual equity value available after deducting all outstanding debt from the estimated enterprise value. The Manager values non-convertible debt securities at amortized cost (historical cost adjusted for original issue discount, or OID, and market premium or discount) to the extent that the estimated value of the assets of the portfolio company exceeds the outstanding debt of the portfolio company. If the estimated asset value is less than the outstanding debt of the company, the Manager reduces the value of the Company’s debt investment beginning with the junior most debt such that the asset value less the value of the outstanding debt is zero. If there is sufficient asset value to cover the face amount of a debt security that has been discounted due to the detachable equity warrants received with that security, that detachable equity warrant will be initially valued such that the sum of the discounted debt security and the detachable equity warrant equal the face value of the debt security. Thereafter, the Manager will value such assets at fair value using a number of the valuation methodologies described above. It is possible that market interest rates could fall to a degree that the estimated fair value of fixed rate loans could increase to an amount greater than amortized cost. In such instances where the Manager determines that the effect of such changes in market interest rates results in a measurable change in the market for private, structured loans, the fair value of such loans in the Company’s portfolio will be increased accordingly.

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

Securities Transactions, Interest and Dividend Income Recognition

All securities transactions are accounted for on a trade-date basis. Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected. Premium and discount are accreted into interest income using the effective interest method. Detachable warrants, other equity securities or property interests such as overriding royalty interests obtained in conjunction with the acquisition of debt securities are recorded separately from the debt securities at their initial fair value, with a corresponding amount recorded as a discount to the associated debt security. Income from overriding royalty interests is recognized as received and the recorded assets are charged depletion using the unit of production depletion method. The portion of the loan origination fees paid that represent additional yield or discount on a loan are deferred and accreted into interest income over the life of the loan using the effective interest method. Upon the prepayment of a loan or debt security, any unamortized loan origination fees are recorded as interest income and any unamortized premium or discount is recorded as a realized gain or loss. Market premiums or discounts on acquired loans or fixed income investments are accreted into interest income using the effective interest method. Dividend income is recognized on the ex-dividend date. Accruing interest or dividends on investments is deferred when it is determined that the interest or dividend is not collectible. Collectibility of the interest and dividends is assessed, based on many factors including the portfolio company’s ability to service its loan based on current and projected cash flows as well as the current valuation of the company’s assets. For investments with payment-in-kind, or PIK, interest, the Manager bases income accruals on the valuation of the PIK notes or securities received from the borrower. If the portfolio company’s asset valuation indicates a value that is not sufficient to cover the contractual interest due on the PIK notes, management will not accrue interest income on the notes.

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

Fee Income Recognition

Fees primarily include financial advisory, transaction structuring, loan financing, commitment and prepayment fees. Financial advisory fees represent amounts received for providing advice and analysis to companies and are recognized as earned when such services are performed provided collection is probable. Transaction structuring and loan financing fees represent amounts received for structuring, financing, and executing transactions and are generally payable only if the transaction closes. Such fees are deferred and accreted into interest income over the life of the loan using the effective interest method. Commitment fees represent amounts received for committed funding and are generally payable whether or not the transaction closes. On transactions that close within the commitment period, commitment fees are deferred and accreted into interest income over the life of the loan using the effective interest method. Commitment fees on transactions that do not close are generally recognized over the time period the commitment is outstanding. Prepayment fees are recognized as they are received.

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

For the period ending December 31, 2004, the Company was treated as a “C” corporation and had no taxable income and therefore did not declare a dividend for that period. On March 18, 2005, the Company declared a dividend of $0.12 per common share, which was paid in cash on April 15, 2005 to stockholders of record on March 31, 2005. On June 17, 2005, the Company declared a dividend of $0.125 per common share, which was paid on July 15, 2005 to stockholders of record on June 30, 2005. On September 19, 2005, the Company declared a dividend of $0.14 per common share, which was paid on October 14, 2005 to stockholders of record on September 30, 2005. The Company has established an “opt out” dividend reinvestment plan for its common stockholders. As a result, if the Company declares a cash dividend, a stockholder’s cash dividend will be automatically reinvested in additional shares of the Company’s common stock unless the stockholder specifically “opts out” of the dividend reinvestment plan and elects to receive cash dividends. For the June 2005 dividend, holders of 1,215,870 shares participated in the dividend reinvestment plan. As a result, of the $2,175,013 total amount distributed, $151,984 was used by the dividend reinvestment plan agent to acquire shares in the open market for credit to the accounts of the plan participants who so elected. For the September 2005 dividend, holders of 1,488,904 shares participated in the dividend reinvestment plan. As a result, of the $2,436,014 total amount distributed, $208,447 was used by the dividend reinvestment plan agent to acquire shares in the open market for credit to the accounts of the plan participants who so elected.

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

Under the investment advisory agreement, beginning on December 1, 2005 and thereafter, the base management fee will be calculated quarterly as 0.45% of total assets of the Company. Prior to December 1, 2005, the quarterly base management fee is equal to the lesser of $900,000 or 0.375% of the Company’s total assets. For services provided under the investment advisory agreement from November 9, 2004 through and including November 30, 2005, the base management fee is payable monthly in arrears. For services provided under the investment advisory agreement after that time, the base management fee will be payable quarterly in arrears. Until June 30, 2005 (completion of two full fiscal quarters after the closing of the offering), the total assets upon which the quarterly base management fee was calculated was equal to the net proceeds of the offering. Thereafter, the base management fee was calculated based on the average value of the Company’s total assets at the end of the two most recently completed fiscal quarters. The base management fee for the partial month of November 2004 was pro rated.

The $300,000 management fee payable as of September 30, 2005, is due to the Manager as the base management fee for the month of September 2005.

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

Of the $258,028 in accounts payable as of September 30, 2005, $7,434 is due to the Administrator for expenses incurred on the Company’s behalf for the month of September 2005.

Note 6: Organizational Expenses and Offering Costs

A portion of the net proceeds of the offering were used for organizational expenses and offering costs of approximately $705,000 and $2,308,000, respectively, recognized in fiscal year 2004. There were no organizational expenses or offering costs incurred for the quarter ended September 30, 2005. For the nine months ended September 30, 2005, the Company recognized organizational expenses and offering costs of approximately $1,100 and $7,600, respectively. Organizational expenses were expensed as incurred. Offering costs were charged to paid-in capital in excess of par.

Note 7: Federal Income Taxes

The Company intends to qualify for tax purposes as a regulated investment company, (“RIC”), under the Internal Revenue Code of 1986, as amended (the “Code”) for 2005 and later years. As a RIC, the Company generally will not be subject to federal income tax on the portion of its taxable income and gains distributed to stockholders. To qualify as a RIC, the Company is required, among other things, to distribute to its stockholders at least 90% of taxable income, as defined by the Code, and to meet certain asset diversification requirements. In 2004, the Company did not meet the RIC asset diversification requirements and was treated as a “C” corporation for tax purposes. For the three and nine months ending September 30, 2005, the Company met all RIC asset diversification requirements and thus did not incur any federal income tax liability for the period.

Differences between the effective income tax rate and the statutory Federal tax rate were as follows:

	For the Nine Months	Period August 6, 2004
	ended September 30, 2005	(commencement of operations)
	(unaudited)	through December 31, 2004

Statutory federal rate on loss from continuing operations	—	34%
Effect of net deferred tax assets	—	-34%
Effective tax rate on earnings from continuing operations	—	0%

The tax effects of temporary differences that give rise to the deferred tax assets and liabilities are as follows:

	For the Nine Months	Period August 6, 2004
	ended September 30, 2005	(commencement of operations)
	(unaudited)	through December 31, 2004

Deferred tax assets:
Net operating loss carryforwards	—	$142,471
Net organization costs	—	225,347
Total gross deferred tax assets	—	367,818
Less valuation allowance	—	(101,805)
Net deferred tax assets	—	266,013
Deferred tax liabilities:	—
Unrealized gains, net	—	(98,868)
Prepaid expenses	—	(167,145)
Total gross deferred tax liabilities	—	(266,013)
Net deferred tax assets	—	$0

Note 8: Commitments and Contingencies

As of September 30, 2005, the Company had investments in or commitments to fund loan facilities to 7 portfolio companies totaling $122 million, on which $106 million was drawn. In addition, the Company has continuing obligations under the investment advisory agreement with the Manager and the administration agreement with the Administrator. The agreements provide that, absent willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, the Manager, the Administrator and its officers, managers, agents, employees, controlling persons, members and any other person or entity affiliated with them will be entitled to indemnification from the Company for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of the Manager’s or Administrator’s services under the agreements or otherwise as the Company’s investment adviser or administrator. The agreements also provide that the Manager, the Administrator and their affiliates will not be liable to the Company or any stockholder for any error of judgment, mistake of law, any loss or damage with respect to any of the Company’s investments, or any action taken or omitted to be taken by the Manager or the Administrator in connection with the performance of any of their duties or obligations under the agreements or otherwise as investment adviser or administrator to the Company, except to the extent specified in Section 36(b) of the 1940 Act concerning loss resulting from a breach of fiduciary duty with respect to the receipt of compensation for services.. In the normal course of business, the Company enters into a variety of undertakings containing a variety of representations that may expose the Company to some risk of loss. The amount of future loss, if any arising from such undertakings, while not quantifiable, is not expected to be significant.

Note 9: Reclassifications

Certain reclassifications have been made to the 2004 financial statements in order for them to conform to the 2005 presentation.

Note 10: Subsequent Events

On October 31, 2005 Millennium Offshore Group, Inc. repaid in full the $22.5 million balance outstanding on its $25 million Senior Secured Bridge Loan, which represented approximately 9% of our total investments as of September 30, 2005. In addition, Millennium repurchased our overriding royalty interest in its properties resulting in a capital gain of approximately $1 million, which will be recognized in the fourth quarter of 2005.

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

To maintain our status as a business development company, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). If we invest in an issuer that, at the time of the investment, has outstanding securities as to which a broker or dealer may extend or maintain margin credit or “marginable securities,” these acquired assets cannot normally be treated as qualifying assets. This results from the definition of “eligible portfolio company” under the 1940 Act, which in part looks to whether a company has outstanding securities that are eligible for margin credit. Amendments promulgated in 1998 by the board of Governors of the Federal Reserve System to Regulation T under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), expanded the definition of marginable security to include any non-equity security. These amendments have raised questions as to whether a private company that has outstanding debt securities would qualify as an eligible portfolio company. We have noted that under applicable self-regulatory organization rules that govern the ability of brokers and dealers to extend margin credit, many non-equity securities issued by private companies may not be effectively marginable. In November 2004, the SEC issued a proposed rule to eliminate the marginable security concept and to define eligible portfolio companies generally as issuers that do not have a class of securities listed on an exchange or quoted on the Nasdaq Stock Market. If adopted, this rule would eliminate the current uncertainty as to the definition of eligible portfolio company. The comment period on the proposed rule ended in January 2005. While the SEC has proposed the foregoing rule, which will correct the current uncertainty, there is no assurance that the rule will be adopted as proposed or at all. Legislation has also been filed in Congress that would correct this uncertainty. There is no assurance that such legislation will be passed.

We continue to monitor this issue closely and intend to adjust our investment focus as needed to comply with and/or take advantage of any future administrative position, judicial decision or legislative action.

Portfolio and Investment Activity

During the three months ended September 30, 2005, we added two companies to our portfolio. We extended a $25 million senior secured bridge loan to Millenium Offshore Group, Inc. to refinance existing debt and provide working capital, with an initial committed funding limit of $25 million. On September 30, 2005, $22.5 million was drawn on the facility. On October 31, 2005, Millennium Offshore Group, Inc. repaid in full the outstanding balance on the facility (See Note 10 - Subsequent Events). We acted as arranger and agent for a $50 million senior secured multiple-advance term loan extended to Chroma Exploration and Production, Inc., a Texas based developer and producer of oil and gas properties in Texas and Louisiana. Currently, committed and available amounts total $19.5 million, with our commitment of 50%, or $9.8 million, and the remaining commitments provided by other lenders. On September 30, 2005, $9.8 million was drawn on the facility. We also received an overriding royalty interest in Chroma’s properties and purchased $2 million of a $19.7 million Series A Participating Convertible Preferred Stock issue by Chroma. We expect the amount committed and available for funding on the Chroma facility to increase over time and that the company will draw additional amounts on its facility as the development of its oil and gas properties progresses.

During the third quarter, we sold $15 million of our portfolio of investment grade senior notes issued by independent exploration and production companies, realizing a positive return.

As of September 30, 2005 our portfolio was invested as follows: 19.3% in senior subordinated secured notes, 9.0% in senior secured bridge loans, 8.5% in senior secured multiple-advance term loans, .8% in participating convertible preferred stock, 5.1% in corporate senior notes, 8.3% in investment grade senior notes, 42.3% in U.S. Treasury Bills, and 6.7% in cash and cash equivalents. At September 30, 2005, the weighted average yield, excluding capital gains and royalty income, of our targeted investments was 12.8%. The weighted average yield of our investment grade senior notes was 5.4%. The weighted average yield of our U.S. Treasury Bills and cash equivalents was 2.7%. Computed yields use interest rates as of the balance sheet date and include amortization of loan origination fees, original issue discount and market premium or discount, weighted by their respective costs when averaged.

Results of Operations

We were incorporated on July 15, 2004 and commenced operations in August 2004. Therefore, there is no comparable period from the prior year with which to compare the results of operations for the three and nine month periods ended September 30, 2005.

Investment Income

We generate revenue in the form of interest income on the debt securities that we own, dividend income on any common or preferred stock that we own, and capital gains or losses on any debt or equity securities that we acquire in portfolio companies and subsequently sell. Our targeted investments, if in the form of debt securities, typically have a term of three to seven years and bear interest at a fixed or floating rate. To the extent achievable, we seek to collateralize our investments by obtaining security interests in our portfolio companies’ assets. We also may acquire minority or majority equity interests in our portfolio companies, which may pay cash or in-kind dividends on a recurring or otherwise negotiated basis. In addition, we may generate revenue in other forms including due diligence fees, fees for providing managerial assistance, and possibly consultation fees. Any such fees generated in connection with our investments are recognized as earned.

Investment income for the quarter ended September 30, 2005 was $4.4 million with $2.9 million attributable to targeted investments in portfolio companies and $1.5 million attributable to investments in cash equivalents, agency notes and auction rate securities and investment grade senior notes. This compares to interest income for the quarter ended June 30, 2005 of $3.7 million with $2.0 million attributable to targeted investments in portfolio companies and $1.7 million attributable to investments in cash equivalents, agency notes and auction rate securities and investment grade senior notes.

Investment income for the nine months ended September 30, 2005 was $12.3 million with $7.7 million attributable to targeted investments in portfolio companies and $4.6 million attributable to investments in cash equivalents, agency notes and auction rate securities and investment grade senior notes.

Operating Expenses

For the quarter ended September 30, 2005, operating expenses were $1.5 million compared to $1.7 million for the quarter ended June 30, 2005. This amount consisted of investment advisory and management fees of $0.9 million and insurance expenses, administrative services fees, professional fees, directors’ fees, organization costs and other general and administrative expenses of $0.6 million. In comparison, those amounts were $0.9 million and $0.8 million, respectively, for the quarter ended June 30, 2005.

For the nine months ended September 30, 2005, operating expenses were $4.9 million. This amount consisted of investment advisory and management fees of $2.7 million and insurance expenses, administrative services fees, professional fees, directors’ fees, organization costs and other general and administrative expenses of $2.2 million.

The operating expenses for the three and nine month periods represented our allocable portion of the total organizational and operating expenses incurred by us, our manager, and our administrator, as determined by our Board of Directors and representatives of our manager and our administrator taking into account our start-up nature. As our operations continue to mature, the amount of operating expenses allocated to us under the terms of our investment advisory and administration agreements with our manager and our administrator could likely increase. In addition, according to the terms of the investment advisory agreement, beginning on December 1, 2005 and thereafter the base management fee will be calculated quarterly as 0.45% of the average of the total assets of the Company as of the end of the two previous quarters, an increase from the lesser of $900,000 or 0.375% of such average. Although we would anticipate any increased expenses to be mitigated by increased operating revenues, our net income and dividends in future periods could be reduced by increases in operating expenses.

Net Investment Income

For the quarter ended September 30, 2005, net investment income was $2.8 million compared to $1.9 million for the quarter ended June 30, 2005 due to increased interest on the higher portfolio balances and lower legal fees. For the nine months ended September 30, 2005, net investment income was $7.3 million.

Unrealized Appreciation or Depreciation on Investments

For the quarter ended September 30, 2005, net unrealized appreciation was $0.4 million, compared to ($0.1) million for the quarter ended June 30, 2005. The increase was attributable to unrealized appreciation on our portfolio securities of $0.9 million and unrealized depreciation on our investment grade senior notes of ($0.5) million. For the nine months ended September 30, 2005, net unrealized depreciation was ($1.0) million, attributable to unrealized appreciation on our portfolio securities of $0.4 million and net unrealized depreciation on our investment grade senior notes of ($1.4) million.

Net Realized Gains

For the quarter ended September 30, 2005, we realized a capital gain of $173,000 on the sale of $15 million in investment grade senior notes. For the nine months ended September 30, 2005, net realized capital gains were $317,000 from the sale of $25 million in investment grade senior notes.

Net Increase in Stockholders’ Equity from Operations

For the quarter ended September 30, 2005, we had a net increase in stockholders’ equity (net assets) resulting from operations of $3.4 million, or $0.20 per share, compared to $1.9 million, or $0.11 per share for the quarter ended June 30, 2005. For the nine months ended September 30, 2005, we had a net increase in stockholders’ equity (net assets) resulting from operations of $6.6 million, or $0.38 per share.

Financial Condition, Liquidity and Capital Resources

During the first nine months of this fiscal year, we generated cash from operations, including interest earned on our portfolio securities, as well as our investments in investment grade senior notes, U.S. government securities and other high-quality debt securities that mature in one year or less. During the nine months ended September 30, 2005 we received repayment from Crescent Resources of its $10.8 million Senior Subordinated Secured Bridge Loan. At September 30, 2005, we had cash and cash equivalents of $16.5 million, investments in U.S. Treasury Bills of $104.0 million and investments in investment grade senior notes of $20.4 million.

Our investments in portfolio securities at September 30, 2005 totaled $105 million. Six of our investments are in the form of credit facilities under which we have commitments to fund a total of $107.5 million. As of September 30, 2005, the outstanding balances on these facilities totaled $92.2 million. We expect to fund our investments in 2005 from the balance of the net proceeds from our IPO and income earned on our portfolio and temporary investments. In future periods, we also plan to generate additional cash from borrowings under our senior secured revolving credit facility. In May 2005, we entered into a senior credit facility having an initial term of one year providing for borrowings of up to $60 million. The credit facility is secured by substantially all of our assets. Initially, the credit facility is collateralized by cash and cash equivalent investments and the interest rate applicable to borrowings is LIBOR plus 25 basis points. Once we are more fully invested, as long as the ratio of net asset value to total indebtedness is at least 3.5 to 1, the interest rate applicable to borrowings will be LIBOR plus a range of 125 to 250 basis points, depending on the ratio of total debt to net asset value. The credit facility contains covenants and events of default customary for financings of this type. We have not yet borrowed any amounts under the Credit Agreement. In the future, we may also fund a portion of our investments with issuances of equity or senior debt securities. We may also securitize a portion of our investments in mezzanine or senior secured loans or other assets. We expect our primary use of funds to be investments in portfolio companies, cash distributions to holders of our common stock and payment of fees and other operating expenses.

Dividends

We intend to be taxed as a regulated investment company under Subchapter M of the Code for 2005 and beyond. As a RIC, we will be required to distribute annually at least 90% of our investment company taxable income and at least 98% of our capital gain net income to avoid excise tax. We intend to make distributions to our stockholders on a quarterly basis of substantially all of our net operating taxable income. We also currently intend to make distributions of net realized capital gains, if any, at least annually. However, we may in the future decide to retain capital gains for investment and designate such retained dividends as a deemed distribution.

On September 19, 2005, we declared a dividend of $0.14 per common share, which was paid on October 14, 2005 to stockholders of record on September 30, 2005. We have established an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a cash dividend in future periods, a stockholder’s cash dividend will be automatically reinvested in additional shares of our common stock unless the stockholder specifically “opts out” of the dividend reinvestment plan and elects to receive cash dividends. For the September 2005 dividend, holders of 1,488,904 shares participated in the dividend reinvestment plan. As a result, of the $2,436,014 total amount distributed, $208,456 was used by the dividend reinvestment plan agent to acquire 14,410 shares in the open market for credit to the accounts of the plan participants. On June 17, 2005, we declared a quarterly dividend in the amount of $0.125 per common share for shareholders of record on June 30, 2005. The dividend was paid in cash on July 15, 2005. On March 18, 2005, we declared a quarterly dividend in the amount of $0.12 per common share for shareholders of record on March 31, 2005. This dividend was paid in cash on April 15, 2005.

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

Portfolio Credit Quality

We maintain a system to evaluate the credit quality of our loans. This system is intended to reflect the performance of a portfolio company’s business, the collateral coverage of a loan, and other factors considered relevant. As of September 30, 2005, all of our investments in portfolio companies were performing satisfactorily.

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

We primarily invest in illiquid debt securities of energy companies. In some cases these investments include additional equity components. Our investments are generally subject to restrictions on resale and generally have no established trading market. We value substantially all of our investments at fair value as determined in good faith by the Board of Directors in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. (See Note 2: Significant Accounting Policies - Valuation of Investments.)

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

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. Management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act as of September 30, 2005. Based on this evaluation our chief executive officer and chief financial officer concluded that, as of September 30, 2005, our disclosure controls and procedures were effective to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported on a timely basis and accumulated and made known to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures.

(b) Changes in internal control over financial reporting. In evaluating changes in internal control over financial reporting during the quarter ended September 30, 2005, management identified no changes in its internal control over financial reporting that occurred during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting, other than the changes implemented as remedial steps for the material weakness in internal control over financial reporting as first disclosed in our Form 10-K/A for the year ended December 31, 2004, relating to the incorrect recording and reporting of (i) the market price for our common stock at December 31, 2004 as $15.07 as opposed to $15.37 and (ii) the total return on our common stock for the period then ended as 0.47% as opposed to 2.47%.

As described in Item 4 (b) on Forms 10-Q for the periods ending March 31, 2005 and June 30, 2005, management identified various remedial steps that were in the process of being implemented with respect to the previously disclosed material weakness. As of September 30, 2005, management has evaluated the remedial action, reviewed each of the remediated controls and found the controls to be operating effectively. As a result of these new control processes and procedures, management believes it has remediated the material weakness in its internal control over financial reporting.

PART II - OTHER INFORMATION

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

From November 9, 2004, the effective date of the Registration Statement, to December 31, 2004, we incurred total expenses in connection with the issuance and distribution of our common stock registered in the amount of $16,663,000, including underwriting discounts and commissions in the amount of $14,355,000, expenses paid to or for underwriters in the amount of $750,000, and other expenses in the amount of $1,558,000. All expense payments were made directly or indirectly to persons other than directors, officers, or their associates; persons owning ten percent of more of any class of our securities; and our affiliates. The net offering proceeds received by us from the initial public offering of the shares of common stock, after deducting expenses and underwriting discounts and commissions were approximately $244,337,000.

We plan to use the net proceeds received from the initial public offering for investing in portfolio companies in accordance with our investment objectives and strategies as described in our Registration Statement and incorporated herein by reference. From November 15, 2004, the day we received the net proceeds from the initial public offering, to December 31, 2004, we invested $66 million in the debt securities of portfolio companies and paid a management fee to our manager in the amount of $452,676, organization costs in the amount $704,808, and general and administrative expenses (including payments to the administrator) in the amount of $285,771. In the nine months ended September 30, 2005, we funded investments in portfolio companies in the amount of $49.2 million, paid management fees to our advisor in the amount of $2,700,000, general and administrative expenses of $2,159,964, and recognized organization costs and offering expenses of $1,111 and $7,606, respectively. At September 30, 2005, we had cash and cash equivalents of $16.5 million, investments in U.S. Treasury Bills of $104 million, investments in high grade corporate senior notes of $20.4 million, and targeted investments in portfolio companies of $105 million.

We did not repurchase any shares during the period covered by this report.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

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

NGP CAPITAL RESOURCES COMPANY

	By:	/s/ John H. Homier
John H. Homier
President and Chief Executive Officer

NGP CAPITAL RESOURCES COMPANY

	By:	/s/ Richard A. Bernardy
Richard A. Bernardy
Secretary, Treasurer and Chief Financial Officer

Date: November 10, 2005

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