Form 10-K
period 2005-12-31
NGP Capital Resources CO
filed 2006-03-16
CIK 1297704

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
Washington, D.C. 20549
_______________
FORM 10-K
(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 814-00672

NGP Capital Resources Company
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	20-1371499 (I.R.S. employer identification number)
1221 McKinney Street, Suite 2975 Houston, Texas (Address of principal executive offices)	77010 (Zip Code)

(713) 752-0062
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value per share.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes	[ ]	No	[X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes	[ ]	No	[X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes	[X]	No	[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer	[ ]	Accelerated filer	[X]	Non-accelerated filer	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	[ ]	No	[X]

As of June 30, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $258,109,840 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System National Market System.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 9, 2006
Common Stock, $.001 par value per share	17,400,100 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Annual Report to Stockholders for the Fiscal Year Ended December 31, 2005 (Annual Report)	Parts I and II
Proxy Statement for the Annual Meeting of Stockholders to be held May 17, 2006 (Proxy Statement)	Part III

PART I.

Item 1.     Business.

Introduction

NGP Capital Resources Company

We are a financial services company organized in July 2004 as a Maryland corporation to invest primarily in small and mid-size private energy companies, which we generally define as companies that have net asset values or annual revenues of less than $500 million and are not issuers of publicly traded securities. Our investment objective is to generate both current income and capital appreciation primarily through debt investments with certain equity components. We are classified as a business development company under the Investment Company Act of 1940 (the “1940 Act”). In addition, for tax purposes we have elected to be treated as a regulated investment company, or RIC, under the Internal Revenue Code of 1986 (the “Code”), as amended.

A key focus area for our targeted investments in the energy industry is domestic exploration and production (“E&P”) businesses and midstream businesses that gather, process and transport oil and gas. We also evaluate investment opportunities in such businesses as coal, power, electricity, energy services and alternative energy. Our investments will generally range in size from $10 million to $50 million, although a few investments may be substantially in excess of this range. Our targeted investments primarily consist of debt instruments, including senior and subordinated loans combined in one facility with an equity component, subordinated loans and subordinated loans with equity components and preferred stock or similar securities.

Our Manager

Our operations are conducted by our external manager, NGP Investment Advisor, L.P. (the “Manager”), pursuant to an investment advisory agreement between us. Our Manager is owned by Natural Gas Partners, L.L.C. (“NGP”) and our administrator, NGP Administration, LLC. NGP manages the Natural Gas Partners private equity funds (“NGP Funds”), which have specialized in providing equity capital to the energy industry since November 1988. Kenneth A. Hersh and David R. Albin, who serve on our Board of Directors, are co-Chief Executive Officers of NGP and have directed the investment of the NGP Funds during the eighteen year period since the inception of the initial fund.

Our Manager’s day-to-day operations are managed by our executive officers: John H. Homier, President and Chief Executive Officer; Richard A. Bernardy, Chief Operating Officer; and Stephen K. Gardner, Chief Financial Officer and Treasurer, who have more than 60 years combined experience in the energy and finance industries. Mr. Homier and Mr. Bernardy worked together for more than 10 years at two separate major financial institutions at which they were responsible for building and managing successful energy finance businesses. Mr. Gardner has substantial experience as a Chief Financial Officer of both public and private energy companies.

Our Manager’s investment decisions are reviewed and approved by its investment committee, consisting of Mr. Homier, our Chief Investment Officer, Mr. Hersh, our Board Chairman, and two other senior NGP investment professionals. The investment committee is supported by NGP Investment Advisor, L.P.’s team of eight investment professionals.

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

Within these broad sectors, our key area of focus is small and mid-size energy companies engaged in the upstream and midstream oil and gas sectors. In addition, we seek investment opportunities for investments related to coal, power, electricity, energy services and alternative energy businesses.

Investments

We seek to create a varied portfolio of investments in the energy industry. To date most of our investments have been between approximately $10 million to $50 million in the securities of small and mid-size energy companies. However, we may invest more or less depending on market conditions and our Manager’s view of a particular investment opportunity. See “Targeted Investments” below for a description of the types of targeted investments on which we focus.

Since commencing investment operations in November 2004 through December 31, 2005, we have invested $126.7 million in seven portfolio companies, all energy-related, and received principal prepayments of $33.6 million. Our portfolio companies are engaged in acquisition, development and production of oil and gas properties on and offshore California, on the Texas Gulf Coast, on and offshore Texas and Louisiana and in the Rocky Mountains. At December 31, 2005, our targeted investment portfolio consisted of six portfolio companies and was invested 19% in senior subordinated secured term loans, 13% in senior secured term loans, 5% in unsecured senior notes and 1% in convertible preferred stock, warrants and overriding royalty interests. The balance of our portfolio was invested 8% in corporate notes and 54% in US Treasury bills and cash equivalents.

Our weighted average yield on targeted portfolio investments was 12.9% at December 31, 2005. The weighted average yield on investments in corporate notes was 5.4% and on investments in US Treasury bills and cash equivalents was 3.3% as of December 31, 2005. The weighted average yield on our total capital invested at December 31, 2005 was 7.0%.

Our Investment Approach

Our investment approach seeks attractive returns while limiting potential loss. We often seek some level of participation in the equity upside of our portfolio companies or their assets.

In the process of screening and evaluating potential investment opportunities our Manager considers the following general criteria. However, not all of these criteria may be met by each prospective investment.

•
Strong Management. We recognize the importance of strong, committed management teams to the success of an investment and seek to invest in companies with management teams that generally have strong technical, financial, managerial, and operational capabilities and a competitive edge in certain aspects of their businesses, which may come from extensive experience and knowledge in certain geographical areas and/or superior technological or transactional capabilities.

•
Identified Properties With Development-Oriented Risk. Our investment philosophy places a premium on investments having strong underlying asset values established by engineering and technical analysis, rather than investments that rely solely on rising energy commodity prices, exploratory drilling success, or factors beyond the control of a portfolio company. We focus on companies that have strong potential for enhancing asset value through factors within their control. Examples of these types of factors include operating cost reductions and revenue increases driven by improved operations of previously under-performing or under-exploited assets. These factors involve implementing engineering and operational plans to increase cash flow through such means as development drilling of upstream assets or optimizing the performance of midstream or downstream assets like pipelines, processing plants or power plants that have been underutilized.

•
Collateral Security. Most of our targeted investments are secured by the same assets that secure traditional senior bank debt, in either a first or second lien position. However, in certain instances, we may make investments in our portfolio companies on an unsecured basis. In instances where we are providing subordinated debt only and there is senior debt provided by another party, we generally seek to obtain a second lien on the borrowing company’s assets behind that of the senior lender.

•
Capacity To Return Investment Principal. We perform financial sensitivity analyses when evaluating and structuring investments to analyze the effect of a confluence of unfavorable events on the investment’s ability to return investment principal. For an upstream transaction, these might include poor reserve development coupled with falling commodity prices or higher than expected costs. We seek to make and be compensated for investments in which the return on, and the timing of the return of, our investment capital may be at risk, but not the return of our capital.

•
Exit Strategy. We seek to invest in companies that have multiple means of repayment of our investment, including: a steady stream of cash flow; the completion of asset development activities that allow a company to be able to refinance our facility, often with senior debt; or the sale of the company’s assets or the entire company.

Our Manager generally structures investments that have collateral coverage from the value of the underlying assets and from the cash flows of those assets. We perform extensive due diligence, exercise discipline with respect to company valuation and institute appropriate structural protections in our investment agreements. We believe that our management team’s experience in utilizing fundamental engineering and technical analysis on energy assets and in dealing with the fundamental dynamics of the energy finance market allow us to:

•	properly assess the engineering and technical aspects of the identified assets;

•	value the assets and associated cash flows that support our investments;

•	structure investments to increase the likelihood of full principal repayment and realization of yield and upside potential; and

•	implement appropriate financial hedging strategies to mitigate the effects of events such as declines in energy commodity prices.

We believe that this approach enables our Manager to identify attractive investment opportunities throughout the economic cycle.

Targeted Investments

Once we have determined that a prospective portfolio company is suitable for investment, we work with the management of that company and its other capital providers, including other senior, junior and equity capital providers, if any, to structure an investment. We negotiate among these parties to agree on how our investment is expected to perform relative to the other capital in the portfolio company’s capital structure. Our primary consideration when structuring an investment is that the total return on our investments (including interest income, equity or other similar income and potential equity appreciation) appropriately compensates us for our risk. The targeted investments that comprise the substantial majority of our portfolio generally fall within one of the following categories:

•	Vertical Loans - Combining Senior Secured Loans and Subordinated Loans with Equity Enhancements

These investments consist of a senior secured loan tranche and a subordinated loan tranche. The senior tranche produces a current cash yield and typically is secured by a first lien on cash flow-producing assets. The subordinated loan tranche typically includes a current cash yield component coupled with a property based equity participation right. In some cases, a warrant or option in the company may be obtained in addition to, or in lieu of, a property-based equity participation right. The subordinated tranche generally is secured by a second lien on the company’s assets. Additionally, these loans may have indirect asset coverage through a series of covenants that prohibit additional liens on the company’s assets, limit additional debt or require maintenance of minimum asset coverage ratios. Generally, these loans have a term of three to five years, but in many cases will be prepaid before maturity. Additionally, in a number of these loans, there may be amortization of principal during the entire life of the loan.

These loans will likely be made to energy companies with assets that provide cash flow sufficient to support a typical senior secured debt facility but not sufficient to support the extra debt needed to acquire or develop non-cash flowing assets.

•	Stand-Alone Subordinated Loans

These investments consist of subordinated loans with relatively high, fixed or floating interest rates. Generally, these loans are collateralized by a subordinated lien on some or all of the assets of the portfolio company, or in some cases, a first priority lien on assets not otherwise securing senior debt of the borrower. Additionally, these loans may have indirect asset coverage through a series of covenants that prohibit additional liens senior to ours on the company’s assets, limit additional debt senior to ours or require maintenance of minimum asset coverage ratios.

These loans will likely be made to energy companies possessing assets that produce sufficient current cash flow and have sufficient asset value to avoid the issuance of any equity rights that would be dilutive to the equity owners. For example, such loans could be made to a company that needs capital to develop non-producing oil and gas reserves but that has sufficient cash flow from its other assets to provide for the payment of the higher recurring cash payments required by this type of instrument. However, in some instances these loans may have a lower interest rate and an equity participation to compensate us for the lower current income. Generally, these loans have a term of five to seven years, but in many cases will be prepaid before maturity. Additionally, amortization of principal is generally deferred to the later years of these loans or the loans may be structured as non-amortizing.

These investments should generally provide us with the highest amount of current income, but the least amount of capital gains, of any of the targeted investment structures.

•	Mezzanine Investments

These investments are generally in the form of combined senior and subordinated loans, subordinated loans, partnership or limited liability company investments or preferred equity, with a meaningful property based equity participation right.

These investments will likely be made in energy companies that possess assets that do not produce sufficient current cash flow to amortize the principal throughout the life of a loan, but have sufficient collateral value to support the investment. For example, such an investment could be made in a company that owns proved non-producing oil and gas reserves and requires capital to finance development drilling to initiate the production of the reserves and generate cash flow. Generally, these investments will have a term of three to seven years, but in many instances will be prepaid before maturity. Additionally, amortization of principal is generally deferred to the later years of these investments or the investments may be structured as non-amortizing.

These investments should generally provide us with the least amount of current income, but the highest amount of capital gains, of any of the targeted investment structures.

•	Other Targeted Investments

We may also make investments in high grade bonds, high yield bonds, other securities of public energy companies that are not thinly traded, bridge loans, asset backed securities, financial guarantees, distressed debt, lease assets, commercial loans or private equity. In general, these investments will have character and structure similar to the other categories of Targeted Investments.

We seek to negotiate or otherwise participate in structures that protect our rights and manage our risk, while creating incentives for our portfolio companies to achieve their business plans and enhance their profitability. The typical structural elements that we seek to negotiate in connection with our investments are covenants that afford portfolio companies as much flexibility in managing their businesses as possible, while also seeking to preserve our invested capital. Such restrictions may include affirmative and negative covenants, collateral value covenants, default penalties, lien protection, change of control provisions and governance rights, including either board seats or observation rights.

While we may from time to time elect to offer co-investment opportunities to third parties, we expect to hold most of our investments to maturity or repayment. We will sell our investments earlier if circumstances warrant or if a liquidity event, such as the sale or recapitalization of a portfolio company, occurs.

Competitive Strengths

We believe we have the following competitive strengths:

Extensive Small and Mid-Size Energy Company Sourcing Network

Because of the history, market presence, and long-term relationships that our investment team and NGP have developed with energy company management teams, we believe that we have greater access to investment opportunities in our target markets than many other providers. We focus on originating a substantial number of our investment opportunities, rather than merely investing as a participant in transactions originated by other firms, which we may also do from time to time.

Flexible Transaction Structuring Capabilities

We are not subject to many of the regulatory limitations that govern traditional lending institutions. As a result, we can provide speed of execution and flexibility in structuring investments and selecting the types of securities in which we invest. The members of our management team have substantial experience in seeking investments that balance the needs of energy company entrepreneurs with appropriate risk control.

Efficient Tax Structure

We operate our business so as to qualify as a regulated investment company for federal tax purposes, so that we generally will not have to pay corporate-level federal income taxes on any ordinary income or capital gains that we distribute to our stockholders as dividends. Thus, our stockholders will not be subject to double taxation on dividends, unlike investors in typical corporations. Furthermore, investors in our stock generally are not required to recognize unrelated business taxable income (“UBTI”), unlike investors in public master limited partnerships.

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

Valuation Process

On a quarterly basis, the investment team of our Manager prepares valuations for all of the assets in our portfolio and presents the valuations to our Valuation Committee and our Board of Directors. Investments for which market quotations are readily available are recorded in our financial statements at such market quotations adjusted for appropriate liquidity discounts, if applicable. However, few of our investments have market quotations, in which case our Board of Directors undertakes a multi-step valuation process each quarter for our investments that are not publicly traded, as described below:

•	Investment Team Valuation. The investment professionals responsible for the portfolio investment initially value each portfolio company or investment.

•	Investment Team Valuation Documentation. The investment team documents and discusses its preliminary valuation conclusions with senior management.

•	Presentation to Valuation Committee. Senior management presents the valuation analyses and conclusions to the Valuation Committee of our Board of Directors.

•
Board of Directors Valuation Committee. The Valuation Committee reviews and discusses the valuation analyses and conclusions presented by senior management and determines the valuations to be recommended to our Board of Directors for ratification.

•
Third Party Valuation Activity. We anticipate that, from time to time, the Valuation Committee of our Board of Directors may retain an independent valuation firm to review on a selective basis the valuation methodologies and calculations employed by the investment team.

•
Final Valuation Determination. Our Board of Directors considers the valuations recommended by the Valuation Committee and the review of the independent valuation firm, if any, and ratifies the final valuations of each investment in our portfolio.

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

Competition

At this time, our primary competitors in this market consist of public and private funds, commercial and investment banks, and commercial financing companies. Although these competitors regularly provide finance products to energy companies similar to our targeted investments, a number of them focus on different aspects of this market. Additionally, over the last year, competition for investment opportunities in the energy industry generally has increased, largely because the sustained increase in prices for oil and natural gas has attracted investment capital from alternative investment vehicles, such as hedge funds, that have not typically focused on the energy sector. As a result of these new entrants, competition for investment opportunities in the energy sector has intensified. We also face competition from other firms that do not specialize in energy finance but which are substantially larger and have considerably greater financial and marketing resources than we do. Some of our competitors have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors have higher risk tolerances or different risk assessments, which allow them to consider a wider variety of investments and establish more portfolio relationships than we can. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company; nor are they subject to the requirements imposed on RICs by the Code. Nevertheless, we believe that the relationships of the senior professionals of our manager and of the senior partners of NGP enable us to learn about, and compete effectively for, investment opportunities with attractive companies in the energy sector.

Employees

John H. Homier, our President and Chief Executive Officer, Richard A. Bernardy, our Chief Operating Officer and Secretary, and Stephen K. Gardner, our Chief Financial Officer and Treasurer comprise our senior management. Each of our officers also serves as an officer of our Manager and our administrator. Our day-to-day investment operations are conducted by our Manager and our administrator, which currently has a staff of seventeen individuals.

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

The Investment Adviser’s Act of 1940 (the “Advisers Act”) generally permits the payment of compensation based on capital gains in an investment advisory contract between an investment adviser and a business development company. We have elected to be treated as a business development company in order to provide incentive compensation to our Manager based on the capital appreciation of our portfolio.

The following is a brief description of the requirements of the 1940 Act, and is qualified in its entirety by reference to the full text of the 1940 Act and the rules thereunder.

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

Qualifying Assets

A business development company must be organized and have its principal place of business in the United States and operate for the purpose of investing in securities of certain present and former “eligible portfolio companies” (as described in 1, 2, and 3 below) or certain bankrupt or insolvent companies, and must make available significant managerial assistance to its portfolio companies. A business development company may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The principal categories of qualifying assets relevant to our business are the following:

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

Non-Qualifying Assets

We may invest up to 30% of our total assets in assets that are not qualifying assets and are not subject to the limitations referenced above. These investments would generally include securities of companies that have marginable securities, securities of companies not organized under the laws of, or having their principal places of business in, the United States of America, or securities that are otherwise qualifying assets purchased in the secondary market.

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

Temporary Investments

Pending investment in other types of “qualifying assets,” as described above, our investments generally consist of cash, cash equivalents, U.S. government securities or high-quality debt maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments. Typically, we invest in commercial paper, U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. Government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the asset diversification requirements in order to qualify as a RIC for federal income tax purposes. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. Our Manager will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

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

Regulated Investment Company

We operated our business in calendar year 2005 so as to be taxed as a regulated investment company under Subchapter M of the Internal Revenue Code of 1986, as amended, otherwise referred to as the Code. As long as we qualify as a regulated investment company, we are not taxed on our investment company taxable income or realized net capital gains, to the extent that such taxable income or gains are distributed, or deemed to be distributed, to shareholders on a timely basis.

Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expense, and generally excludes net unrealized appreciation or depreciation, as gains or losses are not included in taxable income until they are realized. In addition, gains realized for financial reporting purposes may differ from gains included in taxable income as a result of our election to recognize gains using installment sale treatment, which results in the deferment of gains for tax purposes until notes received as consideration from the sale of investments are collected in cash. Dividends declared and paid by the Company in a year generally differ from taxable income for that year as such dividends may include the distribution of current year taxable income, the distribution of prior year taxable income carried forward into and distributed in the current year, or returns of capital.

We are generally required to distribute 98% of our taxable income during the year the income is earned to avoid paying an excise tax. If this requirement is not met, the Code imposes a nondeductible excise tax generally equal to 4% of the amount by which 98% of the current year’s taxable income exceeds the distribution for the year. The taxable income on which an excise tax is paid is generally carried forward and distributed to shareholders in the next tax year. Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income.

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

Item 1A.     RISK FACTORS

Risks Related to Our Business and Investments

We are a new company with a limited operating history.

We were incorporated in July 2004 and commenced investment operations in November 2004. We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objectives and that the value of your investment could decline substantially.

High oil and gas prices may increase the availability of alternative sources of capital and reduce demand for our targeted investments.

As a result of the current high prices for oil and natural gas relative to historical levels, energy companies are generally experiencing strong financial results and increased cash flows. Therefore, energy companies currently may have less financial need for borrowing than in a lower commodity price environment. At these higher commodity price levels, borrowers may use the additional cash flow to reduce outstanding debt under senior secured facilities, which typically makes future borrowing capacity available to such borrowers. In addition, to the extent senior lenders base borrowing capacity on reserve value calculations, higher commodity prices typically increase reserve values, thereby creating additional borrowing capacity. Because interest rates under senior secured facilities will generally be lower than the interest rates of our targeted investments, demand for our targeted investments may be reduced if energy companies have the ability to borrow additional amounts under their senior debt facilities. As a result, high commodity prices may have the effect of delaying the deployment of the net proceeds of our November 2004 offering, reducing the number of energy companies seeking investments similar to our targeted investments or causing us to achieve lower total returns on our targeted investments.

We operate in a highly competitive market for investment opportunities.

A large number of entities compete with us to make the types of investments that we make in energy companies. We compete with public and private funds, commercial and investment banks, commercial financing companies, and, to the extent they provide an alternative form of financing, private equity funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company. The competitive pressures that we face may have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we may not be able to identify and make investments that are consistent with our investment objectives.

We do not seek to compete solely based on the interest rates we offer to prospective portfolio companies. However, some of our competitors may make loans with interest rates comparable to or lower than the rates we offer. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structures. If we match our competitors’ pricing, terms and structures, we may experience decreased net interest income and increased risk of credit loss, and the value of our shares or the amount of dividends paid may decline.

Our Manager and our management team have little experience managing a business development company and we cannot assure you that their past experience will be sufficient to manage our company as a business development company.

The 1940 Act imposes numerous complex constraints on the operations of business development companies. In order to maintain our status as a business development company, the 1940 Act prohibits us from acquiring any assets other than “qualifying assets” unless, after giving effect to the acquisition, at least 70% of our total assets are qualifying assets. We refer to this requirement as the 70% Test. Qualifying assets include securities of privately-owned or thinly-traded public U.S. companies, cash, cash equivalents, U.S. government securities and high quality debt instruments that mature in one year or less. The failure to comply with these provisions in a timely manner could prevent us from qualifying as a business development company or could force us to pay unexpected taxes and penalties, which could be material. The lack of experience of our management team in managing a portfolio of assets under such regulatory constraints may hinder their ability to take advantage of attractive investment opportunities and, as a result, achieve our investment objectives.

A failure on our part to maintain our status as a business development company would significantly reduce our operating flexibility.

If we do not continue to qualify as a business development company, we might be regulated as a closed-end investment company under the 1940 Act, which would significantly decrease our operating flexibility.

We will be subject to corporate-level income tax if we are unable to qualify as a RIC.

To qualify as a RIC under the Code, we must meet certain income source, asset diversification and annual distribution requirements. The annual distribution requirement for a RIC is satisfied if we distribute at least 90% of our “investment company taxable income” (which generally consists of ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any) and net tax-exempt interest to our stockholders on an annual basis. Because we may use debt financing in the future, we may be subject to certain asset coverage ratio requirements under the 1940 Act as a business development company, and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to qualify as a RIC. If we are unable to obtain cash from other sources, we may fail to qualify as a RIC and, thus, may be subject to corporate-level income tax. To qualify as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. We may borrow funds if necessary to make qualifying investments to satisfy such diversification requirements. Failure to meet these tests may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to qualify as a RIC for any reason at any time in the future and we remain or become subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. In addition, our stockholders would be subject to income tax on distributions. Such a failure would have a material adverse effect on us and our stockholders.

Investing in privately-held companies may be riskier than investing in publicly-traded companies due to the lack of available public information.

We invest primarily in privately-held companies, which may be subject to higher risk than investments in publicly-traded companies. Generally, little public information exists about these companies, and we are required to rely on the ability of our management team to obtain adequate information to evaluate the potential risks and returns involved in investing in these companies. If we are unable to uncover all material information about these companies, we may not make a fully-informed investment decision, and we may lose some or all of the money we invest in these companies. These factors could subject us to greater risk than investments in publicly-traded companies and negatively affect our investment returns, which could negatively impact our ability to pay dividends and cause the loss of all or part of your investment.

Our equity investments may lose all or part of their value, causing us to lose all or part of our investment in those companies.

The equity interests in which we invest may not appreciate or may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. As a result, our equity interests may decline in value, causing us to lose all or part of our equity investment in those companies, and may negatively impact our ability to pay dividends and cause the loss of all or part of your investment.

The energy industry is subject to many risks.

We concentrate our investments in the energy industry. The revenues, income (or losses) and valuations of energy companies can fluctuate suddenly and dramatically due to any one or more of the following factors:

Commodity Pricing Risk. Energy companies in general are directly affected by energy commodity prices, such as the market prices of crude oil, natural gas and wholesale electricity, especially for those who own the underlying energy commodity. In addition, the volatility of commodity prices can affect other energy companies due to the impact of prices on the volume of commodities transported, processed, stored or distributed and on the cost of fuel for power generation companies. The volatility of commodity prices can also affect energy companies’ ability to access the capital markets in light of market perception that their performance may be directly tied to commodity prices. Historically, energy commodity prices have been cyclical and exhibited significant volatility. Some of our portfolio companies may not engage in hedging transactions to minimize their exposure to commodity price risk. Those companies that engage in such hedging transactions remain subject to market risks, including market liquidity and counterparty creditworthiness.

Regulatory Risk. The profitability of energy companies could be adversely affected by changes in the regulatory environment. The businesses of energy companies are heavily regulated by federal, state and local governments in diverse matters, such as the way in which energy assets are constructed, maintained and operated and the prices energy companies may charge for their products and services. Such regulation can change over time in scope and intensity. For example, a particular by-product of an energy process may be declared hazardous by a regulatory agency, which can unexpectedly increase production costs. Moreover, many state and federal environmental laws provide for civil penalties as well as regulatory remediation, thus adding to the potential liability an energy company may face.

Production Risk. The profitability of energy companies may be materially impacted by the volume of crude oil, natural gas or other energy commodities available for transporting, processing, storing, distributing or generating power. A significant decrease in the production of natural gas, crude oil, coal or other energy commodities, due to the decline of production from existing facilities, import supply disruption, depressed commodity prices, political events, OPEC actions or otherwise, could reduce revenue and operating income or increase operating costs of energy companies and, therefore, their ability to pay debt or dividends.

Demand Risk. A sustained decline in demand for crude oil, natural gas, refined petroleum products and electricity could materially affect revenues and cash flows of energy companies. Factors that could lead to a decrease in market demand include a recession or other adverse economic conditions, increases in the market price of the underlying commodity, higher taxes or other regulatory actions that increase costs, or shifts in consumer demand for such products.

Depletion and Exploration Risk. A portion of an energy company’s assets may be dedicated to natural gas, crude oil and/or coal reserves and other commodities that naturally deplete over time. Depletion could have a material adverse impact on such company’s ability to maintain its revenue. Further, estimates of energy reserves may not be accurate and, even if accurate, reserves may not be produced profitably. In addition, exploration of energy resources, especially of oil and gas, is inherently risky and requires large amounts of capital.

Weather Risk. Unseasonable extreme weather patterns could result in significant volatility in demand for energy and power or may directly impact the operations of individual companies. This weather-related risk may create fluctuations in earnings of energy companies.

Operational Risk. Energy companies are subject to various operational risks, such as failed drilling or well development, unscheduled outages, underestimated cost projections, unanticipated operation and maintenance expenses, failure to obtain the necessary permits to operate and failure of third-party contractors (e.g., energy producers and shippers) to perform their contractual obligations. In addition, energy companies employ a variety of means of increasing cash flow, including increasing utilization of existing facilities, expanding operations through new construction, expanding operations through acquisitions, or securing additional long-term contracts. Thus, some energy companies may be subject to construction risk, acquisition risk or other risks arising from their specific business strategies.

Competition Risk. The energy companies in which we may invest that are involved in the upstream and midstream businesses will face substantial competition in acquiring properties, enhancing and developing their assets, marketing their commodities, securing trained personnel and operating their properties. Many of their competitors, including major oil companies, natural gas utilities, independent power producers and other private independent energy companies, may have financial and other resources that substantially exceed their resources. The upstream businesses in which we may invest face greater competition in the production, marketing and selling of power and energy products brought about in part from the deregulation of the energy markets.

Valuation Risk. The targeted investments made by us are based upon valuations of our portfolio companies’ assets that are subject to uncertainties inherent in estimating quantities of reserves of oil, natural gas and coal and in projecting future rates of production and the timing of development expenditures, which are dependent upon many factors beyond our control. The estimates rely on various assumptions, including, for example, commodity prices, operating expenses, capital expenditures and the availability of funds, and are therefore inherently imprecise indications of future net cash flows. Actual future production, cash flows, taxes, operating expenses, development expenditures and quantities of recoverable reserves may vary substantially from those assumed in the estimates. Any significant variance in these assumptions could materially affect the value of our investments.

Financing Risk. Some of the portfolio companies in which we invest may rely on capital markets to raise money to pay their existing obligations. Their ability to access the capital markets on attractive terms or at all may be affected by any of the risk factors associated with energy companies described above, by general economic and market conditions or by other factors. This may in turn affect their ability to satisfy their obligations with us.

When we are a debt or minority equity investor in a portfolio company, we generally will not be in a position to control the entity, and management of the portfolio company may make decisions that could decrease the value of our portfolio holdings.

We generally make debt and minority equity investments, and are therefore subject to the risks that a portfolio company may make business decisions with which we disagree. Further, the stockholders and management of such company may take risks or otherwise act in ways that do not serve our interests. Due to the lack of liquidity in the markets for our investments in privately-held companies, we may not be able to dispose of our interests in our portfolio companies as readily as we would like. As a result, a portfolio company may make decisions that could decrease the value of our portfolio holdings.

The lack of liquidity in our investments may adversely affect our business.

We generally make investments in private companies. Substantially all of these investments will be subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. The illiquidity of our investments may make it difficult for us to sell such investments if the need arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments. In addition, we may face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we have material non-public information regarding such portfolio company.

We may experience fluctuations in our quarterly results.

We could experience fluctuations in our quarterly operating results due to a number of factors, including changes in the fair values of our portfolio investments, the interest rate payable on the debt securities we acquire, the default rate on such securities, the level of our expenses, variations in, and the timing of, the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

We may choose to invest a portion of our portfolio in investments that may be considered highly speculative, which could negatively impact our ability to pay dividends and cause a loss of part of your investment.

Our mezzanine investments are generally in the form of combined senior and subordinated loans, subordinated loans, partnership or limited liability company investments or preferred equity, with property-based equity participation rights. These investments will likely be made in energy companies that possess assets that do not produce sufficient current cash flow to amortize the principal throughout the life of a loan. For example, such an investment could be made in a company that owns proved non-producing oil and gas reserves and requires capital to finance development drilling to initiate the production of the reserves and generate cash flow. Some of these investments may be of a highly speculative nature and may lose some or all of their value, which could negatively impact our ability to pay dividends and cause the loss of part of your investment.

We may invest a portion of our assets in foreign securities. Investing in foreign securities typically involves more risks than investing in U.S. securities. These risks can increase the potential for losses by us and negatively affect our stock price.

Foreign securities may be issued and traded in foreign currencies. As a result, their values may be affected by changes in exchange rates between foreign currencies and the U.S. dollar. For example, if the value of the U.S. dollar goes up compared to a foreign currency, a loan payable in that foreign currency will go down in value because it will be worth fewer U.S. dollars.

The political, economic, and social structure of some foreign countries may be less stable and more volatile than those in the U.S. Investments in these countries may be subject to the risks of internal and external conflicts, currency devaluations, foreign ownership limitations and tax increases. It is possible that a government may take over assets or operations of a company or impose restrictions on the exchange or export of currency or other assets. Some countries also may have different legal systems that may make it difficult for us to vote proxies, exercise stockholder rights, and pursue legal remedies with respect to foreign investments. Diplomatic and political developments, including rapid and adverse political changes, social instability, regional conflicts, terrorism and war, could affect the economies, industries and securities and currency markets, and the value of our investments, in non-U.S. countries. These factors are extremely difficult, if not impossible, to predict and to take into account with respect to our investments in foreign securities.

Brokerage commissions and other fees generally are higher for foreign securities. Government supervision and regulation of foreign stock exchanges, currency markets, trading systems and brokers may be less than in the U.S. The procedures and rules governing foreign transactions and custody (holding of our assets) also may involve delays in payment, delivery or recovery of money or investments.

Foreign companies may not be subject to the same disclosure, accounting, auditing and financial reporting standards and practices as U.S. companies. Thus, there may be less information publicly available about foreign companies than about most U.S. companies.

Certain foreign securities may be less liquid (harder to sell) and more volatile than many U.S. securities. This means we may at times be unable to sell foreign securities at favorable prices.

Dividend and interest income from foreign securities may be subject to withholding taxes by the country in which the issuer is located, and we may not be able to pass through to our stockholders foreign tax credits or deductions with respect to these taxes.

We may be exposed to risks associated with changes in interest rates.

General interest rate fluctuations may have a negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on investment objectives and our rate of return on invested capital. Because we borrow money to make investments, our net investment income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. Trading prices for debt that pays a fixed rate of return tend to fall as interest rates rise. Trading prices tend to fluctuate more for fixed-rate securities that have longer maturities. Although we have no policy governing the maturities of our investments, under current market conditions we expect that we will invest in a portfolio of debt generally having maturities of three to seven years, but may have longer maturities. This means that, to the extent we fund longer term fixed rate investments with shorter term floating rate borrowings, we will be subject to greater risk (other things being equal) than a fund invested solely in shorter term securities. A decline in the prices of the debt we own could adversely affect the trading price of our shares.

We may not have sufficient funds to make follow-on investments. Our decision not to make a follow-on investment may have a negative impact on a portfolio company in need of such an investment or may result in a missed opportunity for us.

After our initial investment in a portfolio company, we may be called upon from time to time to provide additional funds to such company or have the opportunity to increase our investment in a successful situation, for example, the exercise of a warrant to purchase common stock. There is no assurance that we will make, or will have sufficient funds to make, follow-on investments. Any decision we make not to make a follow-on investment or any inability on our part to make such an investment may have a negative impact on a portfolio company in need of such an investment or may result in a missed opportunity for us to increase our participation in a successful operation and may dilute our equity interest or reduce the expected yield on our investment.

If we issue senior securities, such as debt or preferred stock, we will be exposed to additional risks.

We may issue debt securities or preferred stock, and/or borrow money from banks or other financial institutions, which we refer to collectively as senior securities, up to the maximum amount permitted by the 1940 Act. We may issue senior securities to make new or follow-on investments, to maintain our RIC status or to pay contingencies and expenses. We will be permitted under the 1940 Act to issue senior securities if, immediately after the borrowing or issuance, we will have an asset coverage of at least 200%. That is, we may borrow funds in an amount up to 50% of the value of our assets (including investments made with borrowed funds). The amount and nature of any borrowings will depend on a number of factors over which we have no control, including general economic conditions and conditions in the financial markets. We may also need to borrow funds to make qualifying investments to maintain our RIC status. Therefore, we may need to raise additional capital, which we may elect to finance in part through a credit facility. We may not be able to obtain a credit facility on terms that we find acceptable, if at all. The unavailability of funds from commercial banks or other sources on favorable terms could inhibit the growth of our business and have a material adverse effect on our performance.

Our Board of Directors may change most of our operating policies and strategies without prior notice or stockholder approval, the effects of which may be adverse.

Our Board of Directors has the authority to modify or waive most of our current operating policies and our strategies without prior notice and without stockholder approval. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results and value of our stock. However, the effects might be adverse, which could negatively impact our ability to pay you dividends and cause you to lose all or part of your investment. In the event that our Board of Directors determines that we cannot economically pursue our investment objective under the 1940 Act, they may at some future date decide to withdraw our election to be treated as a business development company and convert us to a management investment company or an operating company not subject to regulation under the 1940 Act, or cause us to liquidate. These changes may not be effected without approval of a requisite percentage of our Board of Directors and the holders of a majority of our shares.

We may choose to waive or defer enforcement of covenants in the debt securities held in our portfolio, which may cause us to lose all or part of our investment in these companies.

We generally structure the debt investments in our portfolio companies to include customary business and financial covenants placing affirmative and negative obligations on the operation of each company’s business and its financial condition. However, from time to time we may elect to waive breaches of these covenants, including our right to payment, or waive or defer enforcement of remedies, such as acceleration of obligations or foreclosure on collateral, depending upon the financial condition and prospects of the particular portfolio company. These actions may reduce the likelihood of us receiving the full amount of future payments of interest or principal and be accompanied by a deterioration in the value of the underlying collateral as many of these companies may have limited financial resources, may be unable to meet future obligations and may go bankrupt. This could negatively impact our ability to pay dividends and cause the loss of all or part of your investment.

Economic downturns could impair our access to capital and our portfolio companies’ operations and ability to satisfy obligations to their respective lenders, including us, which could negatively impact our ability to pay dividends and cause the loss of all or part of your investment.

Our portfolio companies may be susceptible to economic downturns and may be unable to repay our loans during these periods. Therefore, our non-performing assets are likely to increase and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments. Economic downturns could lead to financial losses in our portfolio and decreases in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in decisions by lenders not to extend credit to us. These events could prevent us from making additional investments and harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on the assets securing such loans, which could trigger cross-defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the debt securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. In addition, if one of our portfolio companies were to go bankrupt, even though we may have structured our interest as senior debt, depending on the facts and circumstances, including the extent to which we actually provided managerial assistance to that portfolio company, a bankruptcy court might recharacterize our debt holding and subordinate all or a portion of our claim to that of other creditors. This could negatively impact our ability to pay dividends and cause the loss of all or part of your investment.

Our portfolio investments may be concentrated in a limited number of portfolio companies, which would magnify the effect if one of those companies were to suffer a significant loss. This could negatively impact our ability to pay dividends and cause the loss of all or part of your investment.

While we intend for the investments in our portfolio to be allocated among a substantial number of companies, there is no limit on the amount of our assets that we may invest in any one portfolio company and our investments may be concentrated in a limited number of companies. We are classified as a “non-diversified” investment company under the 1940 Act, which means we are not limited by the 1940 Act in the proportion of our assets that may be invested in the securities of a single issuer. A consequence of this concentration is that the aggregate returns we initially realize may be adversely affected if a small number of our investments perform poorly or if we need to write down the value of any one such investment. Beyond the applicable federal income tax diversification requirements, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few portfolio companies. Financial difficulty on the part of any single portfolio company will expose us to a greater risk of loss than would be the case if we were a “diversified” company holding numerous investments. To the extent that we take large positions in the securities of a small number of portfolio companies, our net asset value and the market price of our common stock may fluctuate as a result of changes in the financial condition or in the market’s assessment of such portfolio companies to a greater extent than that of a diversified investment company. These factors could negatively impact our ability to pay dividends and cause the loss of all or part of your investment.

In addition, our investments are concentrated in the energy industry. Consequently, we are exposed to the risks of adverse developments affecting the energy industry to a greater extent than if our investments were dispersed over a variety of industries. See “The energy industry is subject to many risks.”

Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies. As a result, the holders of such debt may be entitled to payments of principal or interest prior to us, preventing us from obtaining the full value of our investment in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

A substantial amount of our assets are invested in subordinated debt securities and mezzanine investments issued by our portfolio companies. The portfolio companies usually will have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt securities in which we invest. By their terms, such debt instruments may provide that the holders are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments in respect of the debt securities in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying such senior creditors, the portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt securities in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company. As a result, we may be prevented from obtaining the full value of our investment in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

Risks Related to Our Manager

Our management team may provide services to other investors, which could reduce the amount of time and effort that they devote to us, which could negatively impact our performance.

Our investment advisory agreement does not restrict the right of our Manager, NGP, or any persons working on our behalf, to carry on their respective businesses, including providing advice to others with respect to the purchase of securities that would meet our investment objectives. Although the officers of our Manager devotes full time to the management of our structured finance business, our investment advisory agreement does not specify a minimum time period that representatives of NGP who are serving as directors or members of our Manager’s investment committee must devote to managing our investments. These NGP representatives continue to have substantial responsibilities in connection with their roles managing other NGP private equity funds. Our Manager and its management team may also be called upon to provide managerial assistance to our portfolio companies. The ability of these parties to engage in these other business activities, including managing assets for third parties, could reduce the time and effort they spend managing our portfolio, which could negatively impact our performance.

Our future success is dependent upon the members of our management team and their access to investment professionals of our Manager’s affiliates and the loss of any of them could detrimentally affect our operations.

We depend on the diligence, experience, skill and network of business contacts of our management team. We also depend, to a significant extent, on our Manager’s investment professionals and the information and deal flow generated by them in the course of their investment and portfolio management activities. Our management team evaluates, negotiates, structures, closes and monitors our investments. Our future success will depend on the continued service of our management team. Further, our Manager has not yet fully filled some of its investment team positions. There is competition for qualified professionals in our Manager’s industry. If our Manager is unable to hire qualified personnel, we may be unable to successfully implement our investment strategy and the value of your investment could decline. The departure of any of the senior members of our management team, or of a significant number of the investment professionals of our Manager, could have a material adverse effect on our ability to achieve our investment objectives. We have not entered into employment agreements, nor do we have an employment relationship, with any of these individuals. In addition, we can offer no assurance that our Manager will remain our Manager or that we will continue to have access to the investment professionals of our Manager or their information and deal flow. The loss of any member of our management team could detrimentally affect our operations.

Our obligation to reimburse our Manager for certain expenses could result in a conflict of interest.

In the course of our investing activities, we pay management and incentive fees to our Manager. Also, we reimburse our Manager and our administrator for certain expenses they incur, such as those payable to third parties in monitoring our financial and legal affairs and investments and performing due diligence on our prospective investments. As a result, investors in our common stock will invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in, among other things, a lower rate of return than one might achieve through direct investments. Due to this arrangement, there may be times when our Manager has interests that differ from those of our stockholders, giving rise to a conflict which could negatively impact our investment returns and the value of your investment.

We pay our Manager a base management fee based upon our total assets, which may lead our Manager to cause us to incur more debt than is prudent in order to maximize its compensation.

We will pay our Manager a quarterly base management fee based on the value of our total assets (including assets acquired with borrowed funds). Accordingly, our Manager has an enhanced economic incentive to increase our leverage. If our leverage is increased, we will be exposed to increased risk of loss, bear the increased cost of issuing and servicing such senior indebtedness, and will be subject to any additional covenant restrictions imposed in an indenture or by the applicable lender, which could negatively impact our business and results of operation.

We pay our Manager incentive compensation based on our portfolio’s performance. This arrangement may lead our Manager to recommend riskier or more speculative investments in an effort to maximize its incentive compensation.

In addition to its base management fee, our Manager earns incentive compensation in two parts. The first part, which is payable quarterly and is equal to a specified percentage of the amount by which our net investment income exceeds a hurdle rate. The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year and equals (1) 20% of (a) our net realized capital gain (realized capital gains less realized capital losses) on a cumulative basis from the closing date of our initial public offering to the end of such fiscal year, less (b) any unrealized capital depreciation at the end of such fiscal year, less (2) the aggregate amount of all capital gains fees paid to our Manager in prior years.

The way in which the incentive fee payable to our Manager is determined may encourage our Manager to use leverage to increase the return on our investments. Under certain circumstances, the use of leverage may increase the likelihood of default, which would adversely affect our stockholders because their interests would be subordinate to those of debtholders. In addition, our Manager receives the incentive fee based, in part, upon net capital gains realized on our investments. Unlike the portion of the incentive fee based on income, there is no hurdle rate applicable to the portion of the incentive fee based on net capital gains. As a result, our Manager may have a tendency to invest more in investments that are likely to result in capital gains as compared to income-producing securities. Other key criteria related to determining appropriate investments and investment strategies, including the preservation of capital, might be under-weighted if our Manager focuses exclusively or disproportionately on maximizing its income. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses.

The payment of part of the incentive compensation on a quarterly basis may lead our Manager to accelerate or defer interest payable by our portfolio companies in a manner that could result in fluctuations in the timing and amount of dividends.

Our Manager receives a quarterly incentive fee based, in part, on our net investment income, if any, for the immediately preceding fiscal quarter. To the extent our Manager exerts influence over our portfolio companies, the quarterly incentive fee may provide our Manager with an incentive to induce our portfolio companies to accelerate or defer payments for interest or other obligations owed to us from one fiscal quarter to another. This could result in greater fluctuations in the timing and amount of dividends that we pay.

We may be obligated to pay our Manager incentive compensation even if we incur a loss.

Pursuant to the investment advisory agreement, our Manager is entitled to receive incentive compensation for each fiscal quarter in an amount equal to a percentage of the excess of our net investment income for that quarter above a hurdle rate. In addition, the investment advisory agreement further provides that our net investment income for incentive compensation purposes excludes unrealized capital losses that we may incur in the fiscal quarter, even if such capital losses result in a net loss on our statement of operations for that quarter. The calculation of the incentive fee includes any deferred interest accrued, but not yet received. As a result, we may be paying an incentive fee on interest, the collection of which may be uncertain or deferred. Thus, we may be required to pay our Manager incentive compensation for a fiscal quarter even if there is a decline in the value of our portfolio or we incur a net loss for that quarter. The fixed hurdle rate formula for incentive compensation may result in increased compensation being paid to our Manager during periods of rising interest rates.

While our management team currently does not provide advisory services to other investment vehicles that may have common investment objectives with ours, our management team may do so in the future and may face conflicts of interest in allocating investments.

Our management team does not currently provide advisory services to other investment vehicles with common investment objectives to ours. However, they are not prohibited from doing so. In addition, the NGP private equity funds are not precluded from making investments in securities like our targeted investments, although they have not traditionally focused on such types of investments in the past. If our management team does provide such services to other investment vehicles in the future, or if the focus of the NGP private equity funds were to change to include securities like our targeted investments, our management team might allocate investment opportunities to other entities, and thus might divert attractive investment opportunities away from us. In addition, our executive officers and directors, and the members of our management team, serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do or of investment funds managed by our affiliates. These multiple responsibilities might create conflicts of interest for our management team and NGP if they are presented with opportunities that might benefit us and their other clients, investors or shareholders.

Our Manager’s liability is limited under the investment advisory agreement, and we have agreed to indemnify our Manager against certain liabilities, which may lead our Manager to act in a riskier manner on our behalf than it would when acting for its own account.

Our Manager has not assumed any responsibility to us other than to provide the services described in the investment advisory agreement, and it is not responsible for any action of our Board of Directors in declining to follow our Manager’s advice or recommendations. Pursuant to the investment advisory agreement, our Manager and its managing members, officers and employees are not liable to us for their acts, under the investment advisory agreement, absent willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties. We have agreed to indemnify, defend and protect our Manager and its managing members, officers and employees with respect to all expenses, losses, damages, liabilities, demands, charges and claims arising from acts of our Manager not constituting willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties. These protections may lead our Manager to act in a riskier manner when acting on our behalf than it would when acting for its own account.

We are a different vehicle from any other NGP-affiliated fund.

Our investment strategies differ from those of other funds (including any NGP private equity fund) that are, or have been, managed by NGP or its affiliates. Investors in NGP Capital Resources Company do not own any interest in NGP or in any other NGP-affiliated fund. The historical performance of NGP is not indicative of the results that our company will achieve, and you should not rely upon such historical performance in purchasing our common stock. Our targeted rate of return is lower than that of NGP’s private equity funds, and as a result our expected rate of return is lower than those sought by NGP’s private equity funds. We can provide no assurance that we will replicate the historical or future performance of NGP or its affiliated funds, and we caution you that our investment returns may be substantially lower than the returns achieved by those funds.

Our ability to grow will depend on our ability to raise capital.

We will need to periodically access the capital markets to raise cash to fund new investments. Unfavorable economic conditions could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. An inability to successfully access the capital markets could limit our ability to grow our business and fully execute our business strategy and could decrease our earnings, if any. With certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowing. The amount of leverage that we employ will depend on our investment adviser’s and our Board of Directors’ assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to maintain our current Facilities or obtain another line of credit at all or on terms acceptable to us.

Legal and Tax Risks

We may have difficulty paying our required distributions if we recognize income before, or without, receiving cash representing such income. If we are unable to pay required distributions, we may fail to qualify as a RIC and thus be subject to corporate-level income tax.

For federal income tax purposes, we include in income certain amounts that we have not yet received in cash, such as original issue discount, which arises when we receive warrants, property-based equity participation rights or loan discount points in connection with the purchase of a loan or possibly in other circumstances, or contracted payment-in-kind interest, which represents contractual interest added to the loan balance and due at the end of the loan term. Such original issue discount, which could be significant relative to our company’s overall investment activities, or increases in loan balances as a result of contracted payment-in-kind arrangements, are included in income before we receive any corresponding cash payments. We also may be required to include in income certain other amounts that we do not receive in cash.

Since in certain cases we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the tax requirement to distribute at least 90% of the sum of our “investment company taxable income” (which generally consists of ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses) and net tax-exempt interest to our stockholders on an annual basis, to maintain our status as a RIC. Accordingly, we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital, borrow funds or reduce new investment originations to meet these distribution requirements. If we are not able to obtain cash from other sources, we may fail to qualify as a RIC and thus be subject to corporate-level income tax.

Regulations governing our operation as a business development company affect our ability to, and the way in which we, raise additional capital.

We have elected to be treated as a business development company under the 1940 Act. The 1940 Act imposes numerous restrictions on our activities, including restrictions on the nature of our investments, our use of borrowed funds, our issuance of securities, options, warrants, or rights. Such restrictions may prohibit the purchase of certain investments that would otherwise be suitable for investment or render such purchases inadvisable.

Under the provisions of the 1940 Act, as a business development company, we are permitted to issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous and result in unfavorable prices.

We generally cannot issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at prices below the current net asset value of the common stock if our Board of Directors determines that such sale is in the best interests of our company and its stockholders, and our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board of Directors, closely approximates the market value of such securities (less any distributing commission or discount).

In addition to issuing securities to raise capital as described above, we may in the future seek to securitize our loans to generate cash for funding new investments. To securitize loans, we may create a wholly-owned subsidiary and contribute a pool of loans to the subsidiary. This could include the sale of interests in the subsidiary on a non-recourse basis (except for customary repurchase obligations for breach of representations and warranties) to purchasers whom we would expect to be willing to accept a lower interest rate to invest in investment grade loan pools, and we would expect that we would retain a subordinated interest in the assets and participate (most likely on a first loss basis) in losses related to the securitized assets to the extent of that interest. However, the exact structure and provisions of any securitization will be based upon then-current market conditions and may vary from the description in this prospectus. An inability to securitize our loan portfolio successfully could limit our ability to grow our business, fully execute our business strategy and decrease our earnings, if any. Moreover, the successful securitization of our loan portfolio might expose us to losses as the residual loans in which we do not sell interests will tend to be those that are riskier and more apt to generate losses.

Because there are no judicial and few administrative interpretations of the provisions of the 1940 Act pertaining to business development companies, there is no assurance that such provisions will be interpreted or administratively implemented in a manner consistent with our investment objectives and intended manner of operation. In the event that our Board of Directors determines that we cannot economically pursue our investment objective under the 1940 Act, they may at some future date decide to withdraw our election to be treated as a business development company and convert us to a management investment company or an operating company not subject to regulation under the 1940 Act, or cause us to liquidate. These changes may not be effected without approval of a requisite percentage of our Board of Directors and the holders of a majority of our shares.

If our primary investments are deemed not to be qualifying assets, we could lose our status as a business development company or be precluded from investing according to our current business plan.

In order to maintain our status as a business development company, the 1940 Act prohibits us from acquiring any assets other than “qualifying assets” unless we meet the 70% Test. Qualifying assets include securities of privately-owned or thinly-traded public U.S. companies, cash, cash equivalents, U.S. government securities and high quality debt instruments that mature in one year or less. In general, we will seek to invest in companies that qualify as “eligible portfolio companies” under the 1940 Act. While some of these criteria are provided in the alternative, the criterion encompassing the greatest number of potentially eligible companies, and hence the one on which we expect to rely most frequently, is that the company not have any class of securities with respect to which a broker or dealer may extend margin credit.

In 1998, the Board of Governors of the Federal Reserve System, or the Federal Reserve Board, amended Regulation T (one of the federal regulations governing margin credit) to allow brokers and dealers to extend margin credit on a “non-equity security.” If the term “non-equity security” were to be interpreted to include any form of indebtedness, then companies with any outstanding debt would not qualify as eligible portfolio companies. As a further consequence of such an interpretation, when we lend money, as we plan to do, whether in the form of senior debt or long-term subordinated debt, to a company that previously has no outstanding debt securities, the issuer of that debt instrument may cease to be an “eligible portfolio company” immediately upon our acquisition of that debt instrument and arguably could not be counted by us toward compliance with the 70% Test.

If the term “non-equity security” were to be given a broad interpretation to encompass the types of debt instruments we seek to acquire, the number of companies that would qualify as eligible portfolio companies would be greatly reduced, and we may be forced to focus on investments in equity interests. As a result, our identification of appropriate investments would be more difficult and more time-consuming. This, in turn, could have a material adverse effect on the timing of our investment of our investment capital, our results of operations, our ability to pay dividends and the value of our common stock.

 Additionally, if we make investments in senior debt or long-term subordinated debt and if such investments are determined by the SEC, courts or other regulatory authorities to be marginable securities within the meaning of Regulation T, the issuers of such indebtedness would likely no longer qualify as eligible portfolio companies, we may not satisfy the 70% Test and we could lose our status as a business development company. This, in turn, could cause us to lose our status as a RIC. Any of these results would have a material adverse effect on our ability to invest in the manner described in this prospectus, on our operating results, financial condition and ability to pay dividends, and on the value of our common stock.

 We cannot assure you that the SEC, the courts or any other regulatory authority will interpret the definition of “eligible portfolio companies” to include those private companies having no outstanding debt securities prior to our investment. The SEC has not taken a position on this matter and, in the future, could interpret the definition to exclude those companies in which we intend to invest. A court or other regulatory authority could similarly interpret the definition in a manner contrary to our interests. A ruling or decision adverse to us could require that we dispose of some or all of our investments. Any such dispositions could have a material adverse effect on our financial condition and results of operations because we may be required to consummate such dispositions quickly, which would make it more difficult to obtain favorable terms. In addition, because these types of investments will generally be illiquid, we may have difficulty finding a buyer and, even if we do find a buyer, we may have to sell the investments at a substantial loss.

On November 1, 2004, the Securities and Exchange Commission proposed for comment two new rules under the 1940 Act that are designed to realign the definition of eligible portfolio company set forth under the 1940 Act, and the investment activities of business development companies, with their original purpose by (1) defining eligible portfolio company with reference to whether an issuer has any class of securities listed on a national securities exchange or on an automated interdealer quotation system of a national securities association (‘‘Nasdaq’’) and (2) permitting business development companies to make certain additional (‘‘follow-on’’) investments in those issuers even after they list their securities on a national securities exchange or on Nasdaq. The proposed rules are intended to expand the definition of eligible portfolio company in a manner that would promote the flow of capital to small, developing and financially troubled companies. We cannot assure you that these rules, or related rules arising out of the comment process, will be approved by the Securities and Exchange Commission.

Until the Securities and Exchange Commission or its staff has issued final rules with respect to the issue discussed above, we will continue to monitor this issue closely, and may be required to adjust our investment focus to comply with and/or take advantage of any future administrative position, judicial decision or legislative action.

Many of our portfolio investments are not publicly traded and, as a result, there is uncertainty as to the value of our portfolio investments.

A large percentage of our portfolio investments (other than our short-term cash investments) are, and will continue to be, in the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. We value these securities quarterly at fair value in accordance with procedures as determined in good faith by our Board of Directors. However, we may be required on a more frequent basis to value our securities to reflect significant events affecting the value of our securities. The types of factors that may be considered in fair value pricing of an investment include the nature and realizable value of any collateral, the portfolio company’s earnings and ability to make payments, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate during short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. As a result, we may not be able to dispose of our holdings at a price equal to or greater than our determined fair value. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments are materially higher than the values that we ultimately realize upon the disposal of such securities. In addition, the subjective nature of such valuations may cause the shares of our common stock to trade at a discount to our net asset value.

Changes in laws or regulations governing our operations and those of our portfolio companies, our Manager or its affiliates may adversely affect our business or cause us to alter our business strategy.

We, our portfolio companies, and our Manager and its affiliates are subject to regulation by laws and regulations at the local, state and federal level. New legislation may be enacted into law or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make, any of which could harm us, our Manager and our stockholders, with retroactive effect. Such changes could result in material changes to our strategies and plans and may result in our investment focus shifting from the areas of expertise of our Manager to other types of investments in which our Manager may have less expertise or little or no experience. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment.

Our ability to enter into transactions with our affiliates is restricted.

We are prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our independent directors and, in certain cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities is our affiliate for purposes of the 1940 Act and we are generally prohibited from buying or selling any security from or to such affiliate, absent the prior approval of our independent directors and, in certain cases, the SEC. The 1940 Act also prohibits ‘‘joint’’ transactions with an affiliate, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our independent directors and, in certain cases, the SEC. If a person acquires more than 25% of our voting securities, we are prohibited from buying or selling any security from or to such person, or entering into joint transactions with such person, absent the prior approval of the SEC.

Delays in obtaining or a failure to obtain any necessary state lending licenses may impede our lending activities in such states.

Given our objective of investing, in part, in debt instruments, we may be required to apply for lending licenses or permits under applicable state laws in states other than where we currently operate. We cannot assure you that we will obtain these licenses and permits or, if we do, when we will obtain them. If we are unable to obtain these licenses or permits, our investment activities in those states may be impeded.

Item 1B.     Unresolved Staff Comments.

None.

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

Item 4.     Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of stockholders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year ending December 31, 2005.

PART II.

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on the National Market tier of the Nasdaq Stock Market under the symbol “NGPC”. Our common stock began trading on November 10, 2004, at an initial public offering price of $15.00 per share. On March 8, 2006, there were approximately 8,184 record holders and beneficial owners (held in street name) of our common stock, according to our transfer agent. The following table sets forth the range of high and low sales prices of our common stock as reported on the Nasdaq Stock Market and our dividends declared from our IPO through December 31, 2005.

	Sales Price
Fiscal 2004	High	Low	Dividend Declared
Fourth Quarter (beginning November 10, 2004)	$16.15	$14.20	$0.00

Fiscal 2005
First Quarter	$16.75	$14.41	$0.120
Second Quarter	$16.30	$14.30	$0.125
Third Quarter	$15.70	$13.22	$0.140
Fourth Quarter	$15.04	$12.92	$0.275

Use of Proceeds from Registered Securities

The net offering proceeds received by us from the initial public offering of the shares of common stock, after deducting expenses and underwriting discounts and commissions, were approximately $244,337,000. We are using such net proceeds received for investing in portfolio companies in accordance with our investment objectives and strategies as described in our Registration and incorporated herein by reference. From November 15, 2004, the day we received the net proceeds from the initial public offering, to December 31, 2004, we invested approximately $66 million in the debt securities of two portfolio companies and paid a management fee to our Manager in the amount $452,676, organization costs in the amount $704,808, and general and administrative expenses (including payments to the administrator) in the amount of $285,771. At December 31, 2004, we had cash and cash investments of $136.3 million, and investments in agency and auction rate securities of $41.3 million. From January 1, 2005 to December 31, 2005, we invested approximately $60 million in debt and equity securities of one existing and five new portfolio companies, bringing the total amount invested in portfolio companies since the initial public offering to $126.7 million. Additionally, during 2005 we invested $51.1 million in unsecured corporate debt securities. We have sold $29.1 million of our investments in unsecured corporate debt securities and received prepayments from portfolio companies totaling approximately $33.6 million. During 2005, we paid management fees to our Manager in the amount of $3,600,000, organization costs in the amount of $1,111, and general and administrative expenses (including payments to the administrator) in the amount of $2,964,849. At December 31, 2005, we had cash and cash investments of $134.9 million.

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

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED SELECTED FINANCIAL DATA

		Period August 6, 2004
	Year ended	(commencement of operations)
	December 31, 2005	through December 31, 2004

Total operating income	$17,306,794	$853,038
Total operating expenses	6,898,885	1,443,255

Net investment income (loss)	10,407,909	(590,217)

Net realized capital gain (loss) on portfolio securities and corporate notes	1,338,351	-

Unrealized appreciation (depreciation)
on portfolio securities and corporate notes	(394,933)	290,789

Net increase (decrease) in stockholders' equity
(net assets) resulting from operations	$11,351,327	$(299,428)

Per share data:
Net investment income (loss)	$0.60	$(0.03)
Net realized and unrealized gain (loss) on portfolio securities and corporate notes	$0.05	$0.01
Net increase (decrease) in stockholders' equity
(net assets) resulting from operations	$0.65	$(0.02)

Dividend declared	$(0.66)	$-

Net assets	$14.02	$14.03

Balance Sheet Data:
Total assets	$249,490,266	$244,552,003
Stockholders' equity (net assets)	$243,898,485	$244,038,830

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the notes thereto contained elsewhere in this report.

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

Overview

We are a financial services company created to invest primarily in debt securities of small and mid-size private energy companies. We have elected to be treated as a business development company under the 1940 Act and, as such, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, for tax purposes we operate so as to be treated as a RIC under the Code. Pursuant to these elections, we generally will not have to pay corporate-level taxes on any income and capital gains we distribute to our stockholders.

Our investment objective is to generate both current income and capital appreciation primarily through debt investments with certain equity components. A key focus area for our targeted investments in the energy industry is domestic exploration and production businesses and midstream businesses that gather, process and transport oil and gas. We also evaluate investment opportunities in such businesses as coal, power, electricity, energy services and alternative energy. Our investments will generally range in size from $10 million to $50 million, although a few investments may be substantially in excess of this range. Our targeted investments primarily consist of debt instruments, including senior and subordinated loans combined in one facility with an equity component, subordinated loans and subordinated loans with equity components and preferred stock or similar securities.

Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to energy companies, the level of acquisition and divestiture activity for such companies, the level and volatility of energy commodity prices, the general economic environment and the competitive environment for the types of investments we make. We believe that, for energy companies, the availability of debt capital from banks, mezzanine providers and alternative investment vehicles such as hedge funds has generally increased over the last twelve months and has put downward pressure on spreads. However, we do not expect this increased availability of capital to impair our ability to make good long-term investment decisions with our capital. We remain committed to our underwriting and investment disciplines in selectively investing in appropriate risk-reward opportunities within the energy sector.

We generate revenue in the form of interest income on the debt securities that we own, dividend income on any common or preferred stock that we own, and capital gains or losses on any debt or equity securities that we acquire in portfolio companies and subsequently sell. Our investments, if in the form of debt securities, typically have a term of three to seven years and bear interest at a fixed or floating rate. To the extent achievable, we seek to collateralize our investments by obtaining security interests in our portfolio companies' assets. We also may acquire minority or majority equity interests in our portfolio companies, which may pay cash or in-kind dividends on a recurring or otherwise negotiated basis. In addition, we may generate revenue in other forms including commitment, origination, structuring, administration or due diligence fees; fees for providing managerial assistance; and possibly consultation fees.

Critical Accounting Policies

Valuation of Investments

Investments are carried at fair value, as determined in good faith by our Board of Directors. On a quarterly basis, the investment team of our Manager prepares valuations for all of the assets in our portfolio and presents the valuations to our Valuation Committee and our Board of Directors. The valuations are determined and recommended by the Valuation Committee to the Board of Directors, which reviews and ratifies the final portfolio valuations. (See “Valuation Process” above.)

Investments in securities for which market quotations are readily available are recorded in our financial statements at such market quotations as of the valuation date adjusted for appropriate liquidity discounts, if applicable. For investments in securities for which market quotations are unavailable, or for which we have various degrees of trading restrictions, the investment team prepares valuation analyses, as generally described below.

Using the most recently available financial statements, forecasts and, when applicable, comparable transaction data, the investment team prepares valuation analyses for the various securities in our investment portfolio. These valuation analyses are prepared using traditional valuation methodologies which rely on estimates of the asset values and enterprise values of portfolio companies issuing securities.

The methodologies for determining asset valuations include estimates based on: the liquidation or sale value of a portfolio company’s assets, the discounted value of expected future net cash flows from the assets and third party valuations of a portfolio company’s assets, such as engineering reserve reports of oil and gas properties. We consider some or all of the above valuation methods to determine the estimated asset value of a portfolio company.

The methodologies for determining enterprise valuations include estimates based on: valuations of comparable public companies, recent sales of comparable companies, the value of recent investments in the equity securities of a portfolio company and the asset valuation methodologies described above. We consider some or all of the above valuation methods to determine the estimated enterprise value of the company.

Debt Securities: We value non-convertible debt securities at cost plus amortized original issue discount, or OID, to the extent that the estimated asset or enterprise value of the portfolio company exceeds the outstanding debt of a portfolio company. We value convertible debt securities at the higher of: 1) cost plus amortized original issue discount, or OID, to the extent that the estimated asset or enterprise value of the portfolio company equals or exceeds the outstanding debt of a portfolio company; and 2) our pro rata share, upon conversion, of the residual equity value of the portfolio company available after deducting all outstanding debt from its estimated enterprise value. If the estimated asset or enterprise value is less than the sum of the value of our debt investment and all other debt securities of the portfolio company pari passu or senior to our debt investment, we reduce the value of our debt investment beginning with our junior-most debt such that the asset or enterprise value less the value of the outstanding pari passu or senior debt is zero.

Equity Securities: We value investments in preferred and common equity securities (including warrants or options to acquire equity securities) based on our pro rata share of the residual equity value available after deducting all outstanding debt from the estimated enterprise value.

Property-Based Equity Participation Rights: We value investments in overriding royalty and net profits interests based on the asset valuation methodologies discussed above.

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

Securities Transactions, Interest and Dividend Income Recognition

All securities transactions are accounted for on a trade-date basis. Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected. OID is deferred and accreted into interest income over the life of the loan using the effective interest method. OID includes the value of detachable equity warrants and property-based equity participation rights obtained in conjunction with the acquisition of debt securities. OID also includes the portion of the loan discount points paid that represent additional yield or discount on a loan. Upon the prepayment of a loan or debt security, any unamortized OID is recorded as interest income. We record prepayment premiums on loans and debt securities as interest income when we receive such amounts. Dividend income is recognized on the ex-dividend date. We stop accruing interest or dividends on our investments when it is determined that the interest or dividend is not collectible. We assess the collectibility of the interest and dividends based on many factors, including the portfolio company’s ability to service our loan based on current and projected cash flows as well as the current valuation of the company’s assets. For investments with payment-in-kind, or PIK, interest, we base income accruals on the valuation of the PIK notes received from the borrower. If the portfolio company’s asset valuation indicates a value of the PIK notes that is not sufficient to cover the contractual interest, we will not accrue interest income on the notes.

A change in a portfolio company’s operating performance and cash flows can impact a portfolio company’s ability to service our debt and therefore could impact our interest income recognition.

Fee Income Recognition

Fees primarily include financial advisory, transaction structuring, loan administration, commitment and prepayment fees. Financial advisory fees represent amounts received for providing advice and analysis to companies and are recognized as earned when such services are performed provided collection is probable. Transaction structuring fees represent amounts received for structuring, financing, and executing transactions and are generally payable only if the transaction closes. Such fees are deferred and accreted into interest income over the life of the loan using the effective interest method. Commitment fees represent amounts received for committed funding and are generally payable whether or not the transaction closes. On transactions that close within the commitment period, commitment fees are deferred and accreted into interest income over the life of the loan using the effective interest method. Commitment fees on transactions that do not close are generally recognized over the time period the commitment is outstanding. Prepayment and loan administration fees are recognized as they are received.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

We calculate realized capital gains or losses on portfolio securities and corporate notes as the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, considering unamortized fees and prepayment premiums and without regard to unrealized appreciation or depreciation previously recognized. Net unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation, when capital gains or losses are realized.

Portfolio and Investment Activity

From commencement of investment operations in November 2004 through December 31, 2005, we invested $126.7 million in seven portfolio companies, all energy-related, and received principal prepayments of $33.6 million. At December 31, 2005, our targeted investment portfolio consisted of six portfolio companies and was invested 19% in senior subordinated secured term loans, 13% in senior secured term loans, 5% in unsecured senior notes and 1% in convertible preferred stock, warrants and overriding royalty interests. The balance of our portfolio was invested 8% in corporate notes and 54% in U.S. Treasury bills and cash equivalents.

The following table lists each targeted portfolio investment (at its original cost, net of OID) made from our commencement of investment operations in November 2004 through December 31, 2005:

Portfolio Company	Energy Industry Segment	Date	Investment	Original Cost
Crescent Resources, LLC	Oil & Gas Production	December, 2004	Senior Subordinated-	$47,246,400
	and Development		Secured (2nd Lien) Term Loan

			Senior Subordinated-	10,575,360
			Secured (2nd lien) Bridge Loan

Venoco Inc.	Oil & Gas Production	December, 2004	Senior Notes	7,948,964

		June, 2005	Senior Notes	3,920,008

TierraMar Energy LLC	Oil & Gas Production	May, 2005	Senior Secured (1st lien)	5,940,000
	and Development		Multiple-Advance Term Loan
			Overriding Royalty Interest	20,000
			Warrants	10,000

C-Gas LLC	Oil & Gas Production	April, 2005	Senior Secured (1st lien)	14,669,583
	and Development		Multiple-Advance Term Loan
			Overriding Royalty Interest	45,000

Atchee CBM LLC	Oil & Gas Production	April, 2005	Senior Secured (1st lien)	374,921
	and Development		Multiple-Advance Term Loan
			Overriding Royalty Interest	5,000

Millennium Offshore Group, Inc.	Oil & Gas Production	August, 2005	Senior Secured Bridge Loan (1st lien)	21,861,043
	and Development
			Overriding Royalty Interest	10,000

Chroma Exploration & Production, Inc.	Oil & Gas Production	September, 2005	Senior Secured (1st lien)	9,428,750
	and Development		Multiple-Advance Term Loan
			Overriding Royalty Interest	175,000

			8,000 Shares Series A Participating	2,000,000
			Convertible Preferred Stock

			8.11 Shares Common Stock	-

Total Original Cost				$124,230,029

Results of Operations

Investment Income

Investment income was $17.3 million for the year ended December 31, 2005 and $0.9 million for the period August 6, 2004 (commencement of operations) through December 31, 2004. Investment income for the year ended December 31, 2005 consisted of $10.9 million attributable to targeted investments in portfolio companies, $1.9 million attributable to investments in corporate notes, $4.2 million attributable to investments in cash and cash equivalents and $0.3 million attributable to fee income from third parties and affiliates. The comparable amounts for the period August 6, 2004 (commencement of operations) through December 31, 2004 were approximately $0.2 million attributable to targeted investments in portfolio companies and approximately $0.6 million attributable to investments in cash and cash equivalents.

The weighted average yield on targeted portfolio investments was 12.9% at December 31, 2005. The weighted average yield on investments in corporate notes was 5.4% and on investments in US Treasury bills and cash equivalents was 3.3% as of December 31, 2005. The weighted average yield on our total capital invested at December 31, 2005 was 7.0%. Yields are computed using interest rates as of the balance sheet date and include amortization of loan discount points, original issue discount and market premium or discount, weighted by their respective costs when averaged.

Operating Expenses

For the year ended December 31, 2005, operating expenses totaled $6.70 million, compared to $1.44 million for the period August 6, 2004 (commencement of operations) through December 31, 2004. This amount consisted of investment advisory and management fees of $3.70 million (including $0.03 million of capital gains incentive fees) and insurance expenses, professional fees, directors’ fees and other general and administrative expenses (including our allocated share of employee, facilities, marketing and shareholder services costs) of $3.00 million. In comparison, those amounts were $0.45 million for investment advisory and management fees and $0.99 million for insurance expenses, professional fees, directors’ fees and other general and administrative expenses (including our allocated share of employee, facilities, marketing and shareholder services costs) for the period August 6, 2004 (commencement of operations) through December 31, 2004, including a non-recurring charge of approximately $0.70 million in expenses related to the organization of the Company.

The operating expenses for the year ended December 31, 2005 and the period August 6, 2004 (commencement of operations) through December 31, 2004 represented our allocable portion of the total organizational and operating expenses incurred by us, our Manager, and our administrator, as determined by our Board of Directors and representatives of our Manager and our administrator taking into account our start-up nature. As our operations continue to mature, the amount of operating expenses allocated to us under the terms of our investment advisory and administration agreements with our Manager and our administrator could likely increase. In addition, according to the terms of the investment advisory agreement, beginning on December 1, 2005 and thereafter, the base management fee is calculated quarterly as 0.45% of the average of the total assets of the Company as of the end of the two previous quarters, an increase from the lesser of $900,000 or 0.375% of such average. Although we would anticipate any increased expenses to be mitigated by increased operating revenues, our net income and dividends in future periods could be reduced by increases in operating expenses.

Net Investment Income

For the year ended December 31, 2005, net investment income was $10.41 million compared to a net investment loss of $0.59 million for the period August 6, 2004 (commencement of operations) through December 31, 2004.

Unrealized Appreciation or Depreciation on Investments

For the year ended December 31, 2005, net unrealized depreciation was $0.39 million, compared to net unrealized appreciation of $0.29 million for the period August 6, 2004 (commencement of operations) through December 31, 2004. The decrease was attributable to unrealized appreciation on our portfolio securities of $0.80 million and unrealized depreciation on our corporate notes of $1.19 million.

Net Realized Gains

For the year ended December 31, 2005, we realized capital gains of $1.34 million, consisting of $1.02 million from the sale of overriding royalty interests associated with our Millennium investment and $0.32 million from the sale of $25.0 million in corporate notes.

Net Increase in Stockholders’ Equity from Operations

For the year ended December 31, 2005, we had a net increase in stockholders’ equity (net assets) resulting from operations of $11.4 million, or $0.65 per share, compared to a net decrease of ($0.3) million, or ($0.02) per share for the period August 6, 2004 (commencement of operations) through December 31, 2004.

Financial Condition, Liquidity and Capital Resources

During this fiscal year, we generated cash from operations, including interest earned on our portfolio securities, as well as our investments in corporate notes, U.S. government securities and other high-quality debt securities that mature in one year or less. During the twelve months ended December 31, 2005 we received repayment from Crescent Resources of its $10.8 million Senior Subordinated Secured Bridge Loan and from Millennium of its $22.5 million Senior Secured Bridge Loan. At December 31, 2005, we had cash and cash equivalents of $13.4 million, investments in U.S. Treasury Bills of $121.5 million and investments in corporate notes of $20.5 million.

Our investments in portfolio securities at December 31, 2005 totaled $92.8 million. Five of our investments are in the form of credit facilities under which we have commitments to fund a total of $97.5 million. We expect to fund our investments in 2006 from the balance of the net proceeds from our IPO and income earned on our portfolio and temporary investments. In future periods, we also plan to fund additional investments utilizing borrowings under our senior secured revolving credit facility.

Credit Facility

In May 2005, we entered into a senior credit facility having an initial term of one year providing for borrowings of up to $60 million. The credit facility is secured by substantially all of our assets. Initially, the credit facility is collateralized by cash and cash equivalent investments and the interest rate applicable to borrowings is LIBOR plus 25 basis points. Once we are more fully invested, as long as the ratio of net asset value to total indebtedness is at least 3.5 to 1, the interest rate applicable to borrowings will be LIBOR plus a range of 125 to 250 basis points, depending on the ratio of total debt to net asset value. The credit facility contains covenants and events of default customary for financings of this type. We have not yet borrowed any amounts under the Credit Agreement. For a more detailed discussion of the terms of our Credit Agreement, please see Note 3 to our consolidated financial statements.

In addition to our credit facility we may also fund a portion of our investments with issuances of equity or senior debt securities. We may also securitize a portion of our investments in mezzanine or senior secured loans or other assets. We expect our primary use of funds to be investments in portfolio companies, cash distributions to holders of our common stock and payment of fees and other operating expenses.

Dividends

We operate our business so as to be taxed as a regulated investment company under Subchapter M of the Internal Revenue Code of 1986 for 2005 and later years. As a RIC, we are required to distribute annually at least 90% of our investment company taxable income. We intend to make distributions to our stockholders on a quarterly basis of at least 90% of our annual taxable income. We also currently intend to make distributions of net realized capital gains, if any, at least annually. However, we may in the future decide to retain capital gains for investment and designate such gains as deemed capital gains dividends.

We have also established an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a cash dividend, a stockholder’s cash dividend will be automatically reinvested in additional shares of our common stock unless the stockholder specifically “opts out” of the dividend reinvestment plan and elects to receive cash dividends. It is customary practice for many brokers to opt out of dividend reinvestment plans on behalf of their clients unless specifically instructed otherwise. As of December 31, 2005, holders of 1,660,140 shares, or approximately 9.5% of outstanding shares, were participants in our dividend reinvestment plan.

Our dividend reinvestment plan provides for the plan agent to purchase shares in the open market for credit to the accounts of plan participants unless the average of the closing sales prices for the shares for the five days immediately preceding the payment date exceeds 110% of the most recently reported net asset value per share. To date, all shares credited to participants’ accounts have been purchased in the open market. No new shares have been issued pursuant to the dividend reinvestment plan.

We cannot assure stockholders that they will receive any distributions or distributions at a particular level. (See “Risk Factors” above.)

During 2005 we declared dividends totaling $0.66 per share on our common stock for our shareholders.

Portfolio Credit Quality

We maintain a system to evaluate the credit quality of our loans. This system is intended to reflect the performance and prospects of our investments. As of December 31, 2005, all of our investments in portfolio companies were rated as performing at or above plan.

Subsequent Events

On March 10, 2006, our Board of Directors declared a quarterly dividend of $0.16 per common share payable on April 14, 2006 to shareholders of record as of March 31, 2006. In addition, in January 2006, the Company closed a $16.9 million Senior Secured Credit Facility with Piceance Basin Properties, LLC, a Houston, Texas based developer of Rocky Mountain region oil and gas properties. The initial funding under the facility totaled approximately $2.8 million. Also, since the beginning of the 2006 fiscal year, existing portfolio companies have drawn approximately $6.5 million under their respective facilities.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

Our business activities contain elements of risk. We consider the principal market risks to be: credit risk, risks related to the energy industry, illiquidity of individual investments in our investment portfolio, leverage risk, and risks related to fluctuations in interest rates.

Credit risk is the principal market risk associated with our business. Credit risk originates from the fact that some of our portfolio companies may become unable or unwilling to fulfill their contractual payment obligations to us and may eventually default on those obligations. These contractual payment obligations arise under the debt securities and other investments that we hold. They include payment of interest, principal, dividends, royalties, fees and payments under guarantees and similar instruments. Our Manager endeavors to mitigate and manage credit risk through the analysis, structure, and requirements of our investments. Prior to making an investment, our Manager evaluates it under a variety of scenarios to understand its sensitivity to changes in critical variables and assumptions and to assess its potential credit risk. The structures for our investments are designed to mitigate credit risk. For example, debt investments are often secured by the underlying assets of our portfolio companies; for some investments, our Manager may require that our portfolio companies enter into commodity price hedges on a portion of their production to minimize the sensitivity of their projected cash flows to declines in commodity prices; and, in many instances, there is capital junior to ours in the capital structure of our portfolio companies. Our investments generally require routine reporting, periodic appraisal of asset values, and covenant requirements designed to minimize and detect developing credit risk.

We concentrate our investments in the securities of companies that operate in the energy industry. That industry is replete with risks that may affect individual companies or may systematically affect our entire investment portfolio. The revenues, income (or losses), cash flow available for debt service or distribution, and valuations of energy companies can be significantly impacted by any one or more of the following factors: commodity pricing risk, operational risk, weather risk, depletion and exploration risk, production risk, demand risk, competition risk, valuation risk, financing risk, and regulatory risk. Elaboration of these risks is provided in “Risk Factors”. Through our credit risk management process, we endeavor to mitigate and manage these risks as they relate to individual portfolio companies and, by extension, to our entire portfolio of investments. However, we cannot be assured that our Manager’s efforts to mitigate and manage credit risk and the risks associated with the energy industry will successfully insulate us from any and all losses, either at the level of individual portfolio companies or, more broadly, for our entire investment portfolio.

We primarily invest in illiquid debt and other securities of private companies. In some cases these investments include additional equity components. Our investments generally have no established trading market or are generally subject to restrictions on resale. The illiquidity of our investments may adversely affect our ability to dispose of debt and equity securities at times when it may be otherwise advantageous for us to liquidate such investments (for example, for management of the various diversification requirements we are subject to as a business development company and as a RIC, or for management of credit risk). In such instances, the proceeds realized from such a liquidation would likely be significantly less than the long term value of the liquidated investments.

We anticipate that we will use a combination of long-term and short-term borrowings to supplement our equity capital to finance our investing activities. We expect to use our revolving line of credit as a means to bridge to long-term financing. These borrowings will rank senior in our capital structure to interests of our shareholders and, thus, will have a senior claim on earnings and cash flows generated by our investment portfolio. To the extent that we are able to invest the borrowed money at rates in excess of the cost of that money, we will generate greater returns on our equity capital than would have been the case without the borrowed money. However, if we have losses in our investment portfolio, we must first service or repay the borrowings. This would potentially subject our shareholders to the risk of greater loss than would have been the case without the borrowed money. Elaboration of the risks associated with the issue of senior securities is provided in “Risk Factors”.

Another facet of utilizing borrowed money to make investments is that our net investment income will be dependent upon the difference, or spread, between the rate at which we borrow funds and the rate at which we invest those funds. We mitigate the risk of asymmetric movements in the cost of borrowing versus investment return generally by following a practice of funding floating rate investments with equity capital or floating rate debt, and fixed rate investments with equity capital or fixed rate debt. In addition, we may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act.

Item 8.     Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Of NGP Capital Resources Company:

We have completed an integrated audit of NGP Capital Resources Company’s 2005 consolidated financial statements and financial highlights and of its internal control over financial reporting as of December 31, 2005 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audit, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of NGP Capital Resources Company at December 31, 2005, and the results of its operations, its cash flows and financial highlights for the year ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material aspects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluation of management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/S/ PricewaterhouseCoopers LLP

Houston, Texas
March 13, 2006

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

KPMG LLP

Fort Worth, Texas
April 7, 2005

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED BALANCE SHEET

	December 31,
	2005	2004
Assets:
Investments in portfolio securities at fair value
(cost: $91,761,111 and $65,770,724, respectively)	$92,847,043	$66,061,513
Investments in agency and auction rate securities,
at cost which approximates fair value	-	41,301,002
Investments in corporate notes at fair value
(cost: $21,727,976 and $0, respectively)	20,537,900	-
Investments in U.S. treasury bills, at amortized cost
which approximates fair value	121,518,196	-
Total investments	234,903,139	107,362,515

Cash and cash equivalents, at cost which
approximates fair value	13,350,588	136,314,402
Accounts receivable	50,965	80,000
Interest receivable	609,545	303,484
Prepaid assets	576,029	491,602

Total assets	$249,490,266	$244,552,003

Liabilities and stockholders' equity (net assets):

Liabilities:
Accounts payable	$407,580	$213,173
Management and incentive fees payable	399,173	300,000
Dividends payable	4,785,028	-
Total liabilities	5,591,781	513,173

Commitments and contingencies (note 8)

Stockholders’ equity (net assets)
Common stock, $.001 par value, 250,000,000 shares
authorized; 17,400,100 issued and outstanding	17,400	17,400
Paid-in capital in excess of par	244,309,260	243,730,641
Undistributed net investment income (loss)	(324,031)	-
Net unrealized appreciation (depreciation)
of portfolio securities and corporate notes	(104,144)	290,789

Total stockholders’ equity (net assets)	243,898,485	244,038,830

Total liabilities and stockholders' equity (net assets)	$249,490,266	$244,552,003

Net assets per share	$14.02	$14.03

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED STATEMENT OF OPERATIONS

	Year ended December 31, 2005	Period August 6, 2004 (commencement of operations) through December 31, 2004
Investment income
Interest income	$16,960,044	$853,038
Dividend income	33,250	-
Other income	313,500	-
	17,306,794	853,038

Operating expenses
Management fees	3,699,173	452,676
Organization costs	1,111	704,808
Professional fees	866,880	-
Insurance expense	570,891	79,278
Credit facility fees	199,983	-
General and administrative expenses	1,560,847	206,493

Total operating expenses	6,898,885	1,443,255

Net investment income (loss)	10,407,909	(590,217)

Net realized capital gain on portfolio securities and corporate notes	1,338,351	-
Net increase (decrease) in unrealized appreciation
(depreciation) on portfolio securities and corporate notes	(394,933)	290,789

Net increase (decrease) in stockholders' equity
(net assets) resulting from operations	$11,351,327	$(299,428)

Net increase (decrease) in stockholders' equity (net assets)
resulting from operations per common share	$0.65	$(0.02)

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (NET ASSETS)

	Common Stock		Paid-in Capital	Undistributed Net Investment	Net Realized	Unrealized Appreciation (Depreciation) of Portfolio Securities	Total Stockholders' Equity (Net
	Shares	Amount	in Excess of Par	Income (Loss)	Capital Gain	and corporate notes	Assets)
Balance at August 6, 2004
(commencement of operations)	100	$-	$1,500	$-	$-	$-	$1,500

Issuance of common stock from public
offering (net of underwriting costs)	17,400,000	17,400	246,627,600	-	-	-	246,645,000

Offering costs	-	-	(2,308,242)	-	-	-	(2,308,242)

Net increase (decrease) in
stockholders' equity (net assets)
resulting from operations	-	-	(590,217)	-	-	290,789	(299,428)
Balance at December 31, 2004	17,400,100	$17,400	$243,730,641	$-	$-	$290,789	$244,038,830

Net increase (decrease) in
stockholders' equity (net assets)
resulting from operations	-	-	586,225	9,821,684	1,338,351	(394,933)	11,351,327

Offering costs	-	-	(7,606)	-	-	-	(7,606)

Dividends declared	-	-	-	(10,145,715)	(1,338,351)	-	(11,484,066)
Balance at December 31, 2005	17,400,100	$17,400	$244,309,260	$(324,031)	$-	$(104,144)	$243,898,485

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year ended December 31, 2005	Period August 6, 2004 (commencement of operations) through December 31, 2004
Cash flows from operating activities

Net increase (decrease) in stockholders' equity (net assets) resulting from operations	$11,351,327	$(299,428)
Adjustments to reconcile net increase (decrease) in stockholders' equity (net assets)
resulting from operations to net cash used in operating activities:
(Increase) decrease in accounts receivable	29,035	(80,000)
(Increase) in interest receivable	(306,062)	(303,484)
(Increase) in investment balance due to payment in kind dividend	(33,250)	-
(Increase) in prepaid assets	(84,427)	(491,602)
Increase in accounts payable	293,581	513,173
Net amortization of premiums, discounts and fees	(1,129,615)	-
(Increase) decrease in unrealized appreciation on portfolio securities and corporate notes	394,933	(290,789)
Purchase of investments in portfolio securities	(58,449,304)	(65,770,724)
Redemption of investments in portfolio securities	33,597,539	-
Net sale (purchase) of investments in agency and auction rate securities	41,301,002	(41,301,002)
Purchase of investments in corporate notes	(51,167,818)	-
Sale of investments in corporate notes	29,357,422	-
Net (purchase) of investments in U.S. treasury bills	(121,411,533)	-

Net cash provided by (used in) operating activities	(116,257,170)	(108,023,856)

Cash flows from financing activities

Net proceeds from the issuance of common stock	-	246,645,000
Offering costs from the issuance of common stock	(7,606)	(2,308,242)
Dividends paid	(6,699,038)	-

Net cash provided by (used in) financing activities	(6,706,644)	244,336,758

Net increase (decrease) in cash and cash equivalents	(122,963,814)	136,312,902
Cash and cash equivalents, beginning of period	136,314,402	1,500

Cash and cash equivalents, end of period	$13,350,588	$136,314,402

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2005

Portfolio Company (1)	Energy Industry Segment	Investment (2) (4)	Principal	Cost	Fair Value (3)
Crescent Resources, LLC	Oil & Gas Production	Senior Subordinated-	$48,250,000	$47,443,575	$47,443,575
	and Development	Secured Term Loan
		(LIBOR + 9.5%, due 12/20/2008)

Venoco Inc.	Oil & Gas Production	Senior Notes	8,000,000	7,954,671	8,160,000
	and Development	(8.75%, due 12/15/2011)

Venoco Inc.	Oil & Gas Production	Senior Notes	4,000,000	3,925,048	4,080,000
	and Development	(8.75%, due 12/15/2011)

TierraMar Energy LLC	Oil & Gas Production	Senior Secured	6,100,000	5,964,780	5,964,780
	and Development	Multiple-Advance Term Loan
		(LIBOR + 6%, due 5/13/2008)
		Overriding Royalty Interest (6)	20,000	19,510	200,000
		Warrants (5)	10,000	10,000	400,000

C-Gas LLC	Oil & Gas Production	Senior Secured	14,589,550	14,357,968	14,357,968
	and Development	Multiple-Advance Term Loan
		(LIBOR + 5.5%, due 4/25/2009)
		Overriding Royalty Interest (6)	45,000	44,839	200,000

Atchee CBM LLC	Oil & Gas Production	Senior Secured	385,922	375,421	375,421
	and Development	Multiple-Advance Term Loan
		(LIBOR + 5.5%, due 4/25/2009)
		Overriding Royalty Interest (5)(6)	5,000	5,000	5,000

Chroma Exploration & Production, Inc.	Oil & Gas Production	Senior Secured	9,750,000	9,454,102	9,454,102
	and Development	Multiple-Advance Term Loan
		(LIBOR + 6%, due 9/21/2008)
		Overriding Royalty Interest (6)	175,000	172,947	172,947

		8,133 Shares Series A Participating	2,033,250	2,033,250	2,033,250
		Convertible Preferred Stock

		8.11 Shares Common Stock	-	-	-

Total targeted investments (37.39% of total investments)				$91,761,111	$92,847,043

Issuing Company	Industry Segment	Investment (4)	Principal	Cost	Fair Value
Pioneer Nat Res	Energy	Senior Notes, 7.2%, due 2028	10,000,000	11,713,648	10,752,100
XTO Energy	Energy	Senior Notes, 5.0%, due 2015	10,000,000	10,014,328	9,785,800

Total investment grade senior notes ( 8.27% of total investments)				$21,727,976	$20,537,900

Issuing Company	Industry Segment	Investment	Principal	Cost	Fair Value
US Treasury Bills	Government	US Treasury Bills, 3.762%, due 01/05/2006	12,046,000	12,041,047	12,041,047
US Treasury Bills	Government	US Treasury Bills, 3.453%, due 01/05/2006	12,031,000	12,026,455	12,026,455
US Treasury Bills	Government	US Treasury Bills, 3.37%, due 01/05/2006	12,029,000	12,024,496	12,024,496
US Treasury Bills	Government	US Treasury Bills, 3.37%, due 01/05/2006	24,055,000	24,046,718	24,046,718
US Treasury Bills	Government	US Treasury Bills, 3.044%, due 01/05/2006	61,400,000	61,379,480	61,379,480

Total government securities (48.96% of total investments)				$121,518,196	$121,518,196

Total cash (5.38% of total investments)				$13,350,588	$13,350,588

Total investments, cash and cash equivalents				$248,357,871	$248,253,727

Other liabilities in excess of assets					$(4,355,242)

Net assets					$243,898,485

(1) None of our portfolio companies are controlled by or affiliated with us as defined by the Investment Company Act of 1940.
(2) Percentages represent interest rates in effect at December 31, 2005, and due dates represent the contractual maturity dates.
(3) Fair value of targeted investments is determined by or under the direction of the Board of Directors.
(4) All investments are in entities with primary operations in the United States of America.
(5) Non-income producing securities.
(6) Securities are subject to restrictions as to their sale.
(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
SCHEDULE OF INVESTMENTS
December 31, 2004

Portfolio Company (1)	Energy Industry Segment	Investment (2)	Principal	Cost	Fair Value (3)
Crescent Resources, LLC	Production and	Senior Subordinated-	$48,250,000	$47,246,400	$47,246,400
	Development	Secured Term Loan
		(LIBOR + 9.5%, due 12/20/2008)

		Senior Subordinated-	10,800,000	10,575,360	10,575,360
		Secured Bridge Loan
		(14% PIK, due 12/20/2008)

Venoco Inc.	Production and	Senior Notes	8,000,000	7,948,964	8,239,753
	Development	(8.75%, due 12/15/2011)

Total targeted investments (27.1%)				$65,770,724	$66,061,513

Issuing Company	Industry Segment	Investment (4), (5)	Principal	Cost	Fair Value
SLM Student Loan Trust 2002-2007	Government Agency	Agency Notes, 2.4%	$10,000,000	$10,000,000	$10,000,000
ARG Funding Corp	Auto Rental	Auction Rate Security, 2.45%	5,000,000	5,000,000	5,000,000
Vermont Student Asst 2001	State Agency	Auction Rate Security, 2.10%	1,050,000	1,050,000	1,050,000
Massachusetts St. Health Facility	State Agency	Auction Rate Security, 2.33%	100,000	100,181	100,181
Northeastern Univ. Mass. Revenue	State Agency	Auction Rate Security, 2.24%	3,000,000	2,999,970	2,999,970
Potomoc Trust Capital I	State Agency	Auction Rate Security, 2.50%	5,030,000	5,030,000	5,030,000
Insurance Note Capital II	Insurance	Auction Rate Security, 2.50%	5,004,167	5,004,167	5,004,167
SLM Private Cr Student Loan Trust	Government Agency	Auction Rate Security, 1.95%	1,000,000	1,000,242	1,000,242
Insurance Note Capital IV	Insurance	Auction Rate Security, 2.50%	5,500,000	5,500,000	5,500,000
Potomoc Trust Capital II	State Agency	Auction Rate Security, 2.50%	2,500,000	2,500,000	2,500,000
San Diego Cty California Pension	State Agency	Auction Rate Security, 2.30%	3,100,000	3,116,442	3,116,442

Total Agency and Auction Rate Securities (16.9%)				$41,301,002	$41,301,002

Total Investments (44.0%)				$107,071,726	$107,362,515

(1) None of our portfolio companies are controlled by or affiliated with us as defined by the Investment Company Act of 1940.
(2) Percentages represent interest rates in effect at December 31, 2004, and due dates represent the contractual maturity dates.
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

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

Note 1: Organization

NGP Capital Resources Company (the “Company”) was organized as a Maryland corporation in July 2004. The Company has elected to be treated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for tax purposes the Company has elected to be treated as a regulated investment company, (“RIC”), under the Internal Revenue Code of 1986, as amended (the “Code”) for 2005 and later years. The Company has several subsidiaries, all created in 2005, that are single member limited liability companies and wholly-owned limited partnerships established to hold certain portfolio investments or provide services to the Company in accordance with specific rules prescribed for a company operating as a RIC. These subsidiaries are: NGPC Funding GP, LLC, a Texas limited liability company; NGPC Nevada, LLC, a Nevada limited liability company; NGPC Funding, LP, a Texas limited partnership; NGPC Asset Holdings GP, LLC, a Texas limited liability company; and NGPC Asset Holdings, LP, a Texas limited partnership. The Company consolidates the results of its subsidiaries for financial reporting purposes. The financial results of the Company's portfolio investments are not consolidated in the Company's consolidated financial statements.

The Company was created to invest primarily in small and mid-size private energy companies, which are generally defined as companies that have net asset values or annual revenues of less than $500 million and are not issuers of publicly traded securities. The Company’s investment objective is to generate both current income and capital appreciation through debt investments with certain equity components.

The Company is managed and advised, subject to the overall supervision of the Company’s Board of Directors, by NGP Investment Advisor, L.P. (the “Manager”), a Delaware limited partnership owned by Natural Gas Partners, LLC and NGP Administration LLC (the “Administrator”), the Company’s administrator.

Note 2: Significant Accounting Policies

The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Our financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”) and pursuant to the requirements for reporting on Form 10-K and Article 10 of Regulation S-X. The consolidated financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of such consolidated financial statements.

The following is a summary of the significant accounting policies followed by the Company in the preparation of its consolidated financial statements:

Use of Estimates

The consolidated financial statements have been prepared in accordance with GAAP that require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes to the consolidated financial statements. Actual results could differ from these estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits and highly liquid investments with original maturities of three months or less when purchased. Cash and cash equivalents are carried at cost which approximates fair value.

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

NGP CAPITAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Valuation of Investments

 Investments are carried at fair value, as determined in good faith by the Company’s Board of Directors. On a quarterly basis, the Manager prepares valuations for all of the assets in the Company’s portfolio and presents the valuations to the Company’s Valuation Committee and Board of Directors. The valuations are determined and recommended by the Valuation Committee to the Board of Directors, which reviews and ratifies the final portfolio valuations. (See “Valuation Process” above.)

Investments in securities for which market quotations are readily available are recorded in the financial statements at such market quotations as of the valuation date adjusted for appropriate liquidity discounts, if applicable. For investments in securities for which market quotations are unavailable, or which have various degrees of trading restrictions, the Manager prepares valuation analyses, as generally described below.

Using the most recently available financial statements, forecasts and, when applicable, comparable transaction data, the Manager prepares valuation analyses for the various securities in the Company’s investment portfolio. These valuation analyses are prepared using traditional valuation methodologies which rely on estimates of the asset values and enterprise values of portfolio companies issuing securities.

The methodologies for determining asset valuations include estimates based on: the liquidation or sale value of a portfolio company’s assets, the discounted value of expected future net cash flows from the assets and third party valuations of a portfolio company’s assets, such as engineering reserve reports of oil and gas properties. The Manager considers some or all of the above valuation methods to determine the estimated asset value of a portfolio company.

The methodologies for determining enterprise valuations include estimates based on: valuations of comparable public companies, recent sales of comparable companies, the value of recent investments in the equity securities of a portfolio company and the asset valuation methodologies described above. The Manager considers some or all of the above valuation methods to determine the estimated enterprise value of a portfolio company.

Debt Securities: The Company values non-convertible debt securities at cost plus amortized original issue discount, or OID, to the extent that the estimated asset or enterprise value of the portfolio company exceeds the outstanding debt of the portfolio company. The Company values convertible debt securities at the higher of: 1) cost plus amortized OID, to the extent that the estimated asset or enterprise value of the portfolio company equals or exceeds the outstanding debt of the portfolio company; and 2) the Company’s pro rata share, upon conversion, of the residual equity value of the portfolio company available after deducting all outstanding debt from its estimated enterprise value. If the estimated asset or enterprise value is less than the sum of the value of the Company’s debt investment and all other debt securities of the portfolio company pari passu or senior to the Company’s debt investment, the Company reduces the value of its debt investment beginning with its junior-most debt investment such that the asset or enterprise value less the value of the outstanding pari passu or senior debt is zero.

Equity Securities: The Company values investments in preferred and common equity securities (including warrants or options to acquire equity securities) based on its pro rata share of the residual equity value available after deducting all outstanding debt from the estimated enterprise value.

Property-Based Equity Participation Rights: The Company values investments in overriding royalty and net profits interests based on the asset valuations methodologies discussed above.

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

NGP CAPITAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, considering unamortized fees and prepayment premiums and without regard to unrealized appreciation or depreciation previously recognized, and include investments charged off during the year, net of recoveries. Net unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period including the reversal of previously recorded unrealized appreciation or depreciation, when capital gains or losses are realized.

Fee Income Recognition

Fees primarily include financial advisory, transaction structuring, loan administration, commitment and prepayment fees. Financial advisory fees represent amounts received for providing advice and analysis to companies and are recognized as earned when such services are performed provided collection is probable. Transaction structuring fees represent amounts received for structuring, financing, and executing transactions and are generally payable only if the transaction closes. Such fees are deferred and accreted into interest income over the life of the loan using the effective interest method. Commitment fees represent amounts received for committed funding and are generally payable whether or not the transaction closes. On transactions that close within the commitment period, commitment fees are deferred and accreted into interest income over the life of the loan using the effective interest method. Commitment fees on transactions that do not close are generally recognized over the time period the commitment is outstanding. Prepayment and loan administration fees are recognized as they are received. In 2005, the Company accreted approximately $1.1 million of fee income into interest income.

Dividends

Dividends to stockholders are recorded on the ex-dividend date. For tax purposes the Company intends to continue to qualify as a RIC under the Code for 2005 and later years. In order to maintain the Company’s status as a RIC, the Company is required to distribute at least 90% of its investment company taxable income. In addition, the Company must distribute at least 98% of its taxable income (both ordinary income and net capital gains) to avoid excise tax. The Company intends to make distributions to stockholders on a quarterly basis of substantially all net taxable income. The Company also intends to make distributions of net realized capital gains, if any, at least annually. However, the Company may in the future decide to retain capital gains for investment and designate such retained dividends as a deemed distribution. The amount to be paid out as a dividend is determined by the Board of Directors each quarter and is based on the annual taxable earnings estimated by the Manager. Based on that estimate, a dividend is declared each quarter and paid shortly thereafter.

For the period ending December 31, 2004, the Company was treated as a “C” corporation and had no taxable income and therefore did not declare a dividend for that period. On March 18, 2005, the Company declared a dividend of $0.12 per common share, which was paid in cash on April 15, 2005 to stockholders of record on March 31, 2005. On June 17, 2005, the Company declared a dividend of $0.125 per common share, which was paid on July 15, 2005 to stockholders of record on June 30, 2005. On September 19, 2005, the Company declared a dividend of $0.14 per common share, which was paid on October 14, 2005 to stockholders of record on September 30, 2005. On December 15, 2005, the Company declared a dividend of $0.275 per common share, which was paid on January 4, 2006 to stockholders of record on December 27, 2005.

NGP CAPITAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company has established an “opt out” dividend reinvestment plan for its common stockholders. As a result, if the Company declares a cash dividend, a stockholder’s cash dividend will be automatically reinvested in additional shares of the Company’s common stock unless the stockholder, or his or her broker, specifically “opts out” of the dividend reinvestment plan and elects to receive cash dividends. It is customary practice for many brokers to opt out of dividend reinvestment plans on behalf of their clients unless specifically instructed otherwise. As of December 31, 2005, holders of 1,660,140 shares, or approximately 9.5% of outstanding shares, were participants in the Company’s dividend reinvestment plan.

The Company’s plan provides for the plan agent to purchase shares in the open market for credit to the accounts of plan participants unless the average of the closing sales prices for the shares for the five days immediately preceding the payment date exceeds 110% of the most recently reported net asset value per share. To date, all shares credited to participants’ accounts have been purchased in the open market. No new shares have been issued pursuant to the dividend reinvestment plan.

For the June 2005 dividend, holders of 1,215,870 shares participated in the dividend reinvestment plan. As a result, of the $2,175,013 total amount distributed, $151,984 was used by the dividend reinvestment plan agent to acquire shares in the open market for credit to the accounts of the plan participants. For the September 2005 dividend, holders of 1,488,904 shares participated in the dividend reinvestment plan. As a result, of the $2,436,014 total amount distributed, $208,447 was used by the dividend reinvestment plan agent to acquire shares in the open market for credit to the accounts of the plan participants. For the December 2005 dividend, holders of 1,660,140 shares participated in the dividend reinvestment plan. As a result, of the $4,785,028 total amount distributed, $456,540 was used by the dividend reinvestment plan agent to acquire shares in the open market for credit to the accounts of the plan participants.

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

NGP CAPITAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Under the investment advisory agreement, beginning on December 1, 2005 and thereafter, the base management fee is calculated quarterly as 0.45% of the average of total assets of the Company as of the end of the two previous quarters. Prior to December 1, 2005, the quarterly base management fee was equal to the lesser of $900,000 or 0.375% of such average. For services provided under the investment advisory agreement from November 9, 2004 through and including November 30, 2005, the base management fee was payable monthly in arrears. For services provided under the investment advisory agreement after that time, the base management fee is payable quarterly in arrears. Until June 30, 2005 (completion of two full fiscal quarters after the closing of the offering), the total assets upon which the quarterly base management fee was calculated was equal to the net proceeds of the offering. Thereafter, the base management fee was calculated based on the average value of the Company’s total assets at the end of the two most recently completed fiscal quarters.

 Of the $399,173 management fee payable to the Manager as of December 31, 2005, $369,518 is the base management fee for the month of December 2005.

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

The Manager agreed that payment of the investment income related portion of the incentive fee would not commence until December 1, 2005. There were no investment income incentive fees earned in December 2005. The incentive fees due in any fiscal quarter thereafter will be calculated as follows:

•	no incentive fee in any fiscal quarter in which our net investment income does not exceed the hurdle rate.

•	20% of the amount of the Company’s net investment income, if any, that exceeds the hurdle rate in any fiscal quarter.

These calculations are appropriately pro rated for any period of less than three months.

The second part of the incentive fee (the “Capital Gains Fee”) is determined and payable in arrears as of the end of each fiscal year (or upon termination of the investment advisory agreement, as of the termination date), and equals (1) 20% of (a) the Company’s net realized capital gain (realized capital gains less realized capital losses) on a cumulative basis from the closing date of the Company’s initial public offering to the end of such fiscal year, less (b) any unrealized capital depreciation at the end of such fiscal year, less (2) the aggregate amount of all Capital Gains Fees paid to the Manager in prior fiscal years.  Of the $399,173 management fee payable to the Manager as of December 31, 2005, $29,655 is the capital gains incentive fee earned for the year 2005.

NGP CAPITAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

 Realized capital gains on a security are calculated as the excess of the net amount realized from the sale or other disposition of such security over the amortized cost for the security. Realized capital losses on a security are calculated as the amount by which the net amount realized from the sale or other disposition of such security is less than the amortized cost of such security. Unrealized capital depreciation on a security is calculated as the amount by which the original cost of such security exceeds the fair value of such security at the end of a fiscal year. All period-end valuations are determined by the Company in accordance with GAAP and the 1940 Act.

The Manager has agreed that, beginning on November 9, 2006, and to the extent permissible under federal securities laws and regulations, including Regulation M, it will utilize 30% of the fees it receives from the capital gains portion of the incentive fee (up to a maximum of $5 million of fees received in the aggregate) to purchase shares of the Company’s common stock in open market purchases through an independent trustee or agent. Any sales of such stock will comply with any applicable six-month holding period under Section 16(b) of the Securities Act of 1933 and all other restrictions contained in any law or regulation, to the fullest extent applicable to any such sale. Any change in this voluntary agreement will not be implemented without at least 90 days prior notice to stockholders and compliance with all applicable laws and regulations.

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

Of the $407,580 in accounts payable as of December 31, 2005, $127,166 is due to the Administrator for expenses incurred on the Company’s behalf for the month of December 2005.

Note 6: Organizational Expenses and Offering Costs

A portion of the net proceeds of the offering were used for organizational expenses and offering costs of approximately $705,000 and $2,308,000, respectively, recognized in fiscal year 2004. For the twelve months ended December 31, 2005, the Company recognized organizational expenses and offering costs of approximately $1,100 and $7,600, respectively. Organizational expenses were expensed as incurred. Offering costs were charged to paid-in capital in excess of par.

Note 7: Federal Income Taxes

The Company intends to qualify for tax purposes as a RIC under the Code for 2005 and later years. As a RIC, the Company generally will not be subject to federal income tax on the portion of its investment company taxable income and gains distributed to stockholders. To qualify as a RIC, the Company is required, among other things, to distribute to its stockholders at least 90% of investment company taxable income, as defined by the Code, and to meet certain asset diversification requirements.  At December 31, 2004, the Company’s temporary investments included commercial paper of certain issuers that exceeded 5% of the value of its total assets. These investments were classified as cash equivalents for financial statement purposes. The Company was advised, however, that for purposes of the federal income tax rules governing RIC status, these commercial paper investments could not be classified as cash items, in which case the Company did not meet the RIC asset diversification requirements at December 31, 2004 and was instead treated as a “C” corporation for tax purposes for 2004.

For the year ending December 31, 2005, the Company met all RIC requirements. The Company distributed substantially all of its investment company taxable income for 2005. Thus, the Company did not incur any federal income tax liability for the period.

NGP CAPITAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Differences between the effective income tax rate and the statutory Federal tax rate were as follows:

	Year ended December 31, 2005	Period August 6, 2004 (commencement of operations) through December 31, 2004

Statutory federal rate on loss from continuing operations	34%	34%
Effect of net deferred tax assets	(34%)	(34%)

Effective tax rate on earnings from continuing operations	0%	0%

The tax effects of temporary differences that give rise to the deferred tax assets and liabilities are as follows:

	Year ended December 31, 2005	Period August 6, 2004 (commencement of operations) through December 31, 2004

Deferred tax assets:
Net operating loss carryforwards	$157,862	$142,471
Net organization costs	171,739	225,347
Total gross deferred tax assets	329,601	367,818
Less valuation allowance	(329,601)	(101,805)
Net deferred tax assets	-	266,013

Deferred tax liabilities:
Unrealized gains, net	-	(98,868)
Prepaid expenses	-	(167,145)
Total gross deferred tax liabilities	-	(266,013)

Net deferred tax assets	$-	$-

When a C corporation qualifies to be taxed as a RIC, it is subject to corporate-level tax on appreciation inherent in its assets on the date it becomes a RIC (i.e., built-in gain) that it recognizes within the first 10 years of its RIC status. A RIC generally may use loss carryforwards arising in taxable years while it was a C corporation to reduce its net recognized built-in gain, although a RIC is not otherwise allowed to utilize such loss carryforwards. Because the Company intends to qualify as a RIC under Subchapter M of the Code for 2005 and later years, it is uncertain whether the Company will fully utilize the tax benefit of its loss carryforward of approximately $142,000 at December 31, 2004. The valuation allowance for deferred tax assets for the period August 6, 2004 (commencement of operations) through December 31, 2004 was primarily included to reflect this uncertainty. After reducing the deferred tax asset by this allowance, the amount of the remaining deferred tax asset of $266,013 would entirely offset the deferred tax liability of $266,013 estimated as of December 31, 2004 should the Company recognize its built-in gain in future years. Because the loss carryforward is expected to offset the built-in gain, no provision for Federal income taxes has been recorded for the period August 6, 2004 (commencement of operations) through December 31, 2004. The loss carryforward will expire in the year 2024.

The Company’s consolidated subsidiary, NGPC Asset Holdings, LP, (“NGPCAH”) is subject to federal income taxes. For the year ended December 31, 2005 (its first year of operations), NGPCAH operated at a loss and thus, at December 31, 2005, NGPCAH had a deferred tax asset of approximately $15,000, composed of net operating loss carry forwards. Management believes that the realization of the net deferred tax asset is less likely than not based on expectations as to future taxable income and, accordingly, NGPCAH recorded a valuation allowance of approximately $15,000 at December 31, 2005.

Note 8: Commitments and Contingencies

As of December 31, 2005, the Company had investments in or commitments to fund loan facilities to six portfolio companies totaling $97.5 million, on which $93.1 million was drawn. In addition, the Company has continuing obligations under the investment advisory agreement with the Manager and the administration agreement with the Administrator. The agreements provide that, absent willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, the Manager, the Administrator and its officers, managers, agents, employees, controlling persons, members and any other person or entity affiliated with them will be entitled to indemnification from the Company for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of the Manager’s or Administrator’s services under the agreements or otherwise as the Company’s investment adviser or administrator. The agreements also provide that the Manager, the Administrator and their affiliates will not be liable to the Company or any stockholder for any error of judgment, mistake of law, any loss or damage with respect to any of the Company’s investments, or any action taken or omitted to be taken by the Manager or the Administrator in connection with the performance of any of their duties or obligations under the agreements or otherwise as investment adviser or administrator to the Company, except to the extent specified in Section 36(b) of the 1940 Act concerning loss resulting from a breach of fiduciary duty with respect to the receipt of compensation for services. In the normal course of business, the Company enters into a variety of undertakings containing a variety of representations that may expose the Company to some risk of loss. The amount of future loss, if any arising from such undertakings, while not quantifiable, is not expected to be significant.

NGP CAPITAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 9: Dividends and Distributions

The Company declared dividends for the year ending December 31, 2005 totaling $11,484,066, or $0.66 per share. For tax purposes, all of the dividends declared for the year ending December 31, 2005 were paid from ordinary income. The Company did not declare any dividends for the period August 6, 2004 (commencement of operations) through December 31, 2004.

The following table summarizes the differences between financial statement net increase in net assets resulting from operations and taxable income available for distribution to shareholders for the year ending December 31, 2005 and for the period August 6, 2004 (commencement of operations) through December 31, 2004:

	Year ended December 31, 2005	Period August 6, 2004 (commencement of operations) through December 31, 2004

Net increase (decrease) in net assets resulting from operations	$11,351,327	$(299,428)
Adjustments:
Net change in unrealized (appreciation) depreciation	394,933	(290,789)
Amortization of organization costs	(140,962)	646,074
Amortization of insurance premiums	(570,891)	(491,602)
Insurance premiums deducted in prior year	570,880	-
Net income from consolidating affiliate	(113,500)	-
Administrative fees from affiliate	158,769	-
Other	14,580	614

Taxable income available for distribution to shareholders	$11,665,136	$(435,131)

As of December 31, 2005, the $181,070 of undistributed taxable earnings was comprised entirely of undistributed ordinary income. At December 31, 2005, the aggregate net unrealized depreciation of the Company’s investments below cost for federal income tax purposes was $0.1 million. At December 31, 2004, the aggregate net unrealized appreciation of the Company’s investments over cost for federal income tax purposes was $0.3 million. At December 31, 2005 and 2004, the aggregate cost of securities for federal income tax purposes was $235.0 million and $107.1 million, respectively.

Note 10: Reclassifications

Certain reclassifications have been made to the 2004 financial statements in order for them to conform to the 2005 presentation. In addition, GAAP requires that certain components of net assets be adjusted to reflect permanent differences between financial and tax reporting. These reclassifications have no effect on total net assets or net asset value per share. During the year ended December 31, 2005, $586,225 has been reclassified from Undistributed net investment income (loss) to Paid-in capital in excess of par. These reclassifications are primarily due to non-deductible meal expenses, orginization costs, and income and expenses from a wholly owned subsidiary.

Note 11: Subsequent Events

On March 10, 2006, the Company declared a quarterly dividend of $0.16 per common share payable on April 14, 2006 to shareholders of record as of March 31, 2006. In addition, in January 2006, the Company closed a $16.9 million Senior Secured Credit Facility with Piceance Basin Properties, LLC, a Houston, Texas based developer of Rocky Mountain region oil and gas properties. The initial funding under the facility totaled approximately $2.8 million. Also, since the beginning of the 2006 fiscal year, existing portfolio companies have drawn approximately $6.5 million under their respective facilities as of the filing date of this Annual Report on Form 10-K.

Note 12: Supplemental Disclosure of Cash Flow Information

Non-cash operating activities for the year ended December 31, 2005, included amortization of original issue discount of $1,132,319, of depletion of basis in overriding royalty interests of $2,704, and of prepaid credit facility fees and insurance premiums of $84,817. Non-cash operating activities for the period August 6, 2004 (commencement of operations) through December 31, 2004, included amortization of prepaid insurance premiums of $79,829.

NGP CAPITAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 13: Financial Highlights

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED FINANCIAL HIGHLIGHTS

	Year ended December 31, 2005	Period August 6, 2004 (commencement of operations) through December 31, 2004
Per Share Data

Net asset value, beginning of period	$14.03	$15.00

Underwriting discounts, commissions related
to initial public offering	-	(0.82)

Other costs related to initial public offering	-	(0.13)

Net asset value after initial public offering	14.03	14.05

Net investment income	0.60	(0.03)
Net realized and unrealized gain (loss) on portfolio securities and corporate notes	0.05	0.01

Net increase in net assets resulting from operations	0.65	(0.02)

Dividends declared	(0.66)	-

Net asset value, end of period	$14.02	$14.03

Market value, beginning of period	$15.37	$15.00
Market value, end of period	$13.13	$15.37
Market value return (1)	(10.67%)	2.47%
Net asset value return (1)	4.49%	(6.47%)

Ratios and Supplemental Data
($ and shares in thousands)

Net assets, end of period	$243,898	$244,039
Average net assets	$243,969	$76,367
Common shares outstanding at end of period	17,400	17,400
General and administrative expenses/average net assets	1.31%	0.37%
Total operating expenses/average net assets	2.83%	1.89%
Net investment income (loss)/average net assets	4.27%	(0.77%)
Net increase (decrease) in net assets resulting from
operations/average net assets	4.65%	(0.39%)
Portfolio turnover rate	13.77%	0.00%

(1) Return calculations assume reinvestment of dividends and are not annualized.

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 14: Selected Quarterly Financial Data (unaudited)
(in thousands, except per share amounts)

					Net Realized		Net Increase
					and Unrealized		(Decrease) In
					Gain (Loss) on		Net Assets From
	Investment Income		Net Investment Income		Portfolio Securities and corporate notes		Operations
		Per		Per		Per		Per
Quarter Ended	Total	Share	Total	Share	Total	Share	Total	Share

March 31, 2005	$4,182	$0.24	$2,600	$0.15	$(1,299)	$(0.07)	$1,301	$0.07

June 30, 2005	$3,666	$0.21	$1,890	$0.11	$52	$0.00	$1,942	$0.11

September 30, 2005	$4,439	$0.26	$2,817	$0.16	$576	$0.03	$3,393	$0.20

December 31, 2005	$5,023	$0.29	$3,105	$0.18	$1,610	$0.09	$4,715	$0.27

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Effective April 19, 2005, KPMG LLP (“KPMG”) was dismissed as principal accountants for the Company. Also effective April 19, 2005, PricewaterhouseCoopers LLP (“PWC”) was appointed as principal accountants for the Company. The dismissal of KPMG and the appointment of PWC were approved by the Audit Committee of the Board of Directors of the Company.

The audit report of KPMG on the financial statements of the Company as of December 31, 2004 and for the period August 6, 2004 through December 31, 2004, did not contain any adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

In connection with the audit as of December 31, 2004 and for the period August 6, 2004 through December 31, 2004, and through the subsequent interim period through April 19, 2005, there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements if not resolved to KPMG’s satisfaction would have caused KPMG to make reference to such disagreements in connection with their opinion to the subject matter of the disagreements.

Since the commencement of the Company’s operations on August 6, 2004 and through the date of the appointment of PWC by the Company, the Company did not consult with PWC regarding any of the matters or events set forth in Item 304(a)(2) of Regulation S-K. Since the commencement of the Company’s operations on August 6, 2004 through April 19, 2005 there were no “reportable events” as described in Item 304(a)(1)(v) of Regulation S-K.

Item 9A.     Controls and Procedures.

Disclosure Controls and Procedures

We maintain controls and procedures designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported on a timely basis and accumulated and made known to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. Based on an evaluation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report conducted by our management, with the participation of the Chief Executive and Chief Financial Officers, the Chief Executive and Chief Financial Officers believe that these controls and procedures were effective as of December 31, 2005.

In evaluating changes in internal control over financial reporting during the year ended December 31, 2005, management identified no changes in its internal control over financial reporting that occurred during the year ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting, other than the changes implemented as remedial steps for the material weakness in internal control over financial reporting as first disclosed in our Form 10-K/A for the year ended December 31, 2004, relating to the incorrect recording and reporting of (i) the market price for our common stock at December 31, 2004 as $15.07 as opposed to $15.37 and (ii) the total return on our common stock for the period then ended as 0.47% as opposed to 2.47%.

As described in Item 4 (b) on Forms 10-Q for the periods ending March 31, 2005 and June 30, 2005, management identified various remedial steps that were in the process of being implemented with respect to the previously disclosed material weakness. As of December 31, 2005, management has evaluated the remedial action, reviewed each of the remediated controls and found the controls to be operating effectively. As a result of these new control processes and procedures, management believes it has remediated the material weakness in its internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act.

The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and the Board of Directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management has evaluated the effectiveness of its internal control over financial reporting using the criteria established by the Committee of Sponsoring Organizations of the Treadway Commissions (COSO) in Internal Control - Integrated Framework. Based on the results of this evaluation, management has determined that our internal control over financial reporting was effective as of December 31, 2005. Our independent registered public accounting firm that has audited our financial statements has also audited management’s assessment of our internal control over financial reporting as of December 31, 2005, as stated in their report included under Item 8.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

See Report of Independent Registered Public Accounting Firm above.

Item 9B.     Other Information.

None.

Part III.

Item 10.     Directors and Executive Officers of the Registrant.

The information required by Item 10 of Form 10-K is hereby incorporated by reference from the information appearing under the captions “Governance of the Fund,” “Executive Officers of the Fund” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement relating to its 2006 annual meeting of stockholders, which will be filed pursuant to Regulation 14A within 120 days after the Company’s fiscal year ended December 31, 2005.

Code of Ethics

We have adopted a code of business conduct and ethics applicable to our directors, officers (including our principal executive officer, principal compliance officer, principal financial officer, and controller, or persons performing similar functions) and employees. In addition, we and our Manager have adopted a joint code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to such code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. Copies of our code of business conduct and ethics and joint code of ethics will be provided to any person, without charge, upon request. Contact Stephen K. Gardner at 713-752-0062 to request a copy or send the request to NGP Capital Resources Company, Attn: Stephen K. Gardner, 1221 McKinney St. Suite 2975, Houston, Texas 77010. If any substantive amendments are made to our code of business conduct and ethics or if we grant any waiver, including any implicit waiver, from a provision of the code to any of our executive officers and directors, we will disclose the nature of such amendment or waiver in a report on Form 8-K.

Item 11.     Executive Compensation.

The information required by Item 11 of Form 10-K is hereby incorporated by reference from the information appearing under the caption “Governance of the Fund -- Compensation” in the Company’s definitive Proxy Statement relating to its 2006 annual meeting of stockholders, which will be filed pursuant to Regulation 14A within 120 days after the Company’s fiscal year ended December 31, 2005.

Item 12.     Security Ownership of Certain Beneficial Owners and Management.

The information required by Item 12 of Form 10-K is hereby incorporated by reference from the information appearing under the caption “Stock Ownership” in the Company’s definitive Proxy Statement relating to its 2006 annual meeting of stockholders, which will be filed pursuant to Regulation 14A within 120 days after the Company’s fiscal year ended December 31, 2005.

Item 13.     Certain Relationships and Related Transactions.

The information, if any, required by Item 13 of Form 10-K is hereby incorporated by reference from the information appearing under the caption “Certain Transactions,” if any, in the Company’s definitive Proxy Statement relating to its 2006 annual meeting of stockholders, which will be filed pursuant to Regulation 14A within 120 days after the Company’s fiscal year ended December 31, 2005.

Item 14.     Principal Accountant Fees and Services.

The information required by Item 14 of Form 10-K is hereby incorporated by reference from the information appearing under the caption “Ratification of the Selection of the Independent Auditor for the Fund - Audit Fees and All Other Fees” in the Company’s definitive Proxy Statement relating to its 2006 annual meeting of stockholders, which will be filed pursuant to Regulation 14A within 120 days after the Company’s fiscal year ended December 31, 2005.

PART IV.

Item 15.     Exhibits, Financial Statement Schedules.

(a) The following documents are filed as a part of this report:

Financial Statements

See Index to Financial Statements on page 32 of this report.

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
Articles of Amendment and Restatement of NGP Capital Resources Company dated as of October 29, 2004 (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference)

3.3	—
Bylaws of NGP Capital Resources Company (filed as Exhibit (b) to the Company’s Registration Statement on Form N-2 dated August 16, 2004 (Registration No. 333-118279) and incorporated herein by reference)

10.1	—
Investment Advisory Agreement dated as of November 9, 2004, between NGP Capital Resources Company and NGP Investment Advisor, LP (filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference)

10.2	—
Administration Agreement dated as of November 9, 2004, by and between NGP Capital Resources Company and NGP Administration, LLC (filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference)

10.3	—
License Agreement dated as of November 9, 2004, by and between NGP Capital Resources Company and Natural Gas Partners, L.L.C. (filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference)

10.4	—	Joint Code of Ethics (filed as Exhibit (r) to the Company’s Registration Statement on Form N-2 dated November 9, 2004 (Registration No. 333-118279) and incorporated herein by reference)

10.5	—	Form of Indemnity Agreement (filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference)

10.6	—
Revolving Credit Agreement dated as of May 16, 2005, by and between NGP Capital Resources Company, the lenders from time to time party thereto and SunTrust Bank (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, and incorporated herein by reference)

14.1	—
Code of Business Conduct and Ethics for members of the Board of Directors, Officers and Employees (filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference)

21.1	—	Subsidiaries

31.1	—	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Executive Officer
31.2	—	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Financial Officer
32.1	—	Section 1350 Certification by the Chief Executive Officer
32.2	—	Section 1350 Certification by the Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NGP CAPITAL RESOURCES COMPANY

By:
John H. Homier
President and Chief Executive Officer
Date: March 13, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. This document may be executed by the signatories hereto on any number of counterparts, all of which constitute one and the same instrument.

Signature	Title
President and Chief Executive Officer (Principal Executive Officer)
John H. Homier
Chief Operating Officer and Secretary (Principal Operating and Compliance Officer)
Richard A. Bernardy
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
Stephen K. Gardner
Director and Chairman of the Board
Kenneth A. Hersh
Director
David R. Albin
Director
Edward W. Blessing
Director
C. Kent Conine
Director
James R. Latimer, III

Index to Exhibits

No.		Exhibit

3.1	—
Articles of Incorporation of NGP Capital Resources Company dated as of July 15, 2004 (filed as Exhibit (a)(1) to the Company’s Registration Statement on Form N-2 dated November 9, 2004 (Registration No. 333-118279) and incorporated herein by reference)

3.2	—
Articles of Amendment and Restatement of NGP Capital Resources Company dated as of October 29, 2004 (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference)

3.3	—
Bylaws of NGP Capital Resources Company (filed as Exhibit (b) to the Company’s Registration Statement on Form N-2 dated August 16, 2004 (Registration No. 333-118279) and incorporated herein by reference)

10.1	—
Investment Advisory Agreement dated as of November 9, 2004, between NGP Capital Resources Company and NGP Investment Advisor, LP (filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference)

10.2	—
Administration Agreement dated as of November 9, 2004, by and between NGP Capital Resources Company and NGP Administration, LLC (filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference)

10.3	—
License Agreement dated as of November 9, 2004, by and between NGP Capital Resources Company and Natural Gas Partners, L.L.C. (filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference)

10.4	—	Joint Code of Ethics (filed as Exhibit (r) to the Company’s Registration Statement on Form N-2 dated November 9, 2004 (Registration No. 333-118279) and incorporated herein by reference)

10.5	—	Form of Indemnity Agreement (filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference)

10.6	—
Revolving Credit Agreement dated as of May 16, 2005, by and between NGP Capital Resources Company, the lenders from time to time party thereto and SunTrust Bank (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, and incorporated herein by reference)

14.1	—
Code of Business Conduct and Ethics for members of the Board of Directors, Officers and Employees (filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference)

21.1	—	Subsidiaries

31.1	—	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Executive Officer
31.2	—	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Financial Officer
32.1	—	Section 1350 Certification by the Chief Executive Officer
32.2	—	Section 1350 Certification by the Chief Financial Officer