Form 10-Q
period 2006-03-31
NGP Capital Resources CO
filed 2006-05-10
CIK 1297704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock, $.001 par value, outstanding as of May 8, 2005 was 17,400,100.

PART I - FINANCIAL INFORMATION

Item 1. Consolidated financial statements.

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED BALANCE SHEET

	March 31, 2006 (unaudited)	December 31, 2005 (audited)
Assets:
Investments in portfolio securities at fair value (cost: $111,996,332 and $91,761,111, respectively)	$113,003,576	$92,847,043
Investments in corporate notes at fair value (cost: $21,717,850 and $21,727,976, respectively)	19,460,100	20,537,900
Investments in U.S. treasury bills, at amortized cost which approximates fair value	108,249,078	121,518,196

Total investments	240,712,754	234,903,139

Cash and cash equivalents, at cost which approximates fair value	5,733,251	13,350,588
Accounts receivable	38,465	50,965
Interest receivable	584,208	609,545
Prepaid assets	376,806	576,029

Total assets	$247,445,484	$249,490,266

Liabilities and stockholders’ equity (net assets):

Liabilities:
Accounts payable	$586,445	$407,580
Management and incentive fees payable	1,117,019	399,173
Dividends payable	2,784,016	4,785,028

Total liabilities	4,487,480	5,591,781

Commitments and contingencies (Note 8)

Stockholders’ equity (net assets)
Common stock, $.001 par value, 250,000,000 shares authorized; 17,400,100 issued and outstanding	17,400	17,400
Paid-in capital in excess of par	244,309,260	244,309,260
Undistributed net investment (loss)	(118,150)	(324,031)
Net unrealized (depreciation) of portfolio securities and corporate notes	(1,250,506)	(104,144)

Total stockholders’ equity (net assets)	242,958,004	243,898,485

Total liabilities and stockholders’ equity (net assets)	$247,445,484	$249,490,266

Net asset value per share	$13.96	$14.02

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED STATEMENT OF OPERATIONS

	For the Three Months ended March 31, 2006 (unaudited)	For the Three Months ended March 31, 2005 (unaudited)
Investment income
Interest income	$4,858,504	$4,182,290
Other income	137,549	—

	4,996,053	4,182,290

Operating expenses
Management fees	1,117,019	900,000
Organization costs	—	1,111
Professional fees	121,703	173,085
Insurance expense	144,354	144,354
Credit facility fees	79,003	986
General and administrative expenses	544,077	362,932

Total operating expenses	2,006,156	1,582,468

Net investment income	2,989,897	2,599,822

Net (decrease) in unrealized (depreciation) on portfolio securities and corporate notes	(1,146,362)	(1,298,785)

Net increase in stockholders’ equity (net assets) resulting from operations	$1,843,535	$1,301,037

Net increase in stockholders’ equity (net assets) resulting from operations per common share	$0.10	$0.07

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (NET ASSETS)

(unaudited)

	Common Stock		Paid-in Capital in Excess of Par	Undistributed Net Investment Income (Loss)	Unrealized Appreciation (Depreciation) of Portfolio Securities and Corporate Notes	Total Equity Stockholders’ (Net Assets)
	Shares	Amount
Balance at December 31, 2005	17,400,100	$17,400	$244,309,260	$(324,031)	$(104,144)	$243,898,485

Net increase (decrease) in stockholders’ equity (net assets) resulting from operations	—	—	—	2,989,897	(1,146,362)	1,843,535

Dividends declared	—	—	—	(2,784,016)	—	(2,784,016)

Balance at March 31, 2006	17,400,100	$17,400	$244,309,260	$(118,150)	$(1,250,506)	$242,958,004

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Three Months ended March 31, 2006 (unaudited)	For the Three Months ended March 31, 2005 (unaudited)
Cash flows from operating activities

Net increase (decrease) in stockholders’ equity (net assets) resulting from operations	$1,843,535	$1,301,037
Adjustments to reconcile net increase (decrease) in stockholders’ equity (net assets) resulting from operations to net cash used in operating activities:
Decrease (increase) in accounts receivable	12,500	80,000
(Increase) decrease in interest receivable	25,337	(638,823)
Increase (decrease) in dividend payable	—	2,088,012
Decrease (increase) in investment balance due to payment in kind interest	(23,781)	—
Decrease (increase) in prepaid assets	199,223	142,700
Increase (decrease) in accounts payable	896,711	44,972
Net amortization of premiums, discounts and fees	(92,584)	(241,381)
Decrease in unrealized appreciation on portfolio securities and corporate notes	1,146,362	1,298,785
Purchase of investments in portfolio securities	(20,111,132)	—
Redemption of investments in portfolio securities	2,402	10,800,000
Net sale (purchase) of investments in agency and auction rate securities	—	41,201,002
Purchase of investments in corporate notes	—	(51,167,818)
Net sale (purchase) of investments in U.S. treasury bills	13,269,118	(128,565,249)

Net cash provided by (used in) operating activities	(2,832,309)	(123,656,763)

Cash flows from financing activities

Offering costs from the issuance of common stock	—	(7,606)
Dividends paid	(4,785,028)	(2,088,012)

Net cash provided by (used in) provided by financing activities	(4,785,028)	(2,095,618)

Net increase (decrease) in cash and cash equivalents	(7,617,337)	(125,752,381)
Cash and cash equivalents, beginning of the period	13,350,588	136,314,402

Cash and cash equivalents, end of period	$5,733,251	$10,562,021

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2006

Portfolio Company (1)	Energy Industry Segment	Investment (2) (4)	Principal	Cost	Fair Value (3)
Crescent Resources, LLC	Oil & Gas Production and Development	Senior Subordinated- Secured Term Loan (LIBOR + 9.5%, due 12/20/2008)	$48,250,000	$47,499,514	$47,499,514
Venoco Inc.	Oil & Gas Production and Development	Senior Notes (8.75%, due 12/15/2011)	8,000,000	7,956,139	8,040,000
Venoco Inc.	Oil & Gas Production and Development	Senior Notes (8.75%, due 12/15/2011)	4,000,000	3,927,470	4,020,000
TierraMar Energy LLC	Oil & Gas Production and Development	Senior Secured Multiple-Advance Term Loan (LIBOR + 6%, due 5/13/2008)	8,572,000	8,379,470	8,379,470
		Overriding Royalty Interest (6)	20,000	19,158	199,649
		Warrants (5)	10,000	10,000	200,000
C-Gas LLC	Oil & Gas Production and Development	Senior Secured Multiple-Advance Term Loan (LIBOR + 5.5%, due 4/25/2009)	17,627,598	17,352,570	17,352,570
		Overriding Royalty Interest (6)	45,000	44,792	199,953
Atchee CBM LLC	Oil & Gas Production and Development	Senior Secured Multiple-Advance Term Loan (LIBOR + 5.5%, due 4/25/2009)	1,370,000	1,341,406	1,341,406
		Overriding Royalty Interest (5)(6)	5,000	5,000	5,000
Chroma Exploration & Production, Inc.	Oil & Gas Production and Development	Senior Secured Multiple-Advance Term Loan (LIBOR + 6%, due 9/21/2008)	9,750,000	9,551,577	9,551,577
		Overriding Royalty Interest (6)	87,500	85,497	400,000
		8,133 Shares Series A Participating	2,033,250	2,033,250	2,033,250
		Convertible Preferred Stock
		8.11 Shares Common Stock	—	—	—
Piceance Basin Properties, LLC	Oil & Gas Production and Development	Senior Secured Multiple-Advance Term Loan (11.3868%, due 11/31/2010)	2,853,235	2,898,620	2,898,620
		Limited Partnership Units (19,900 units)	21,908	21,908	12,606
		Warrants (5)	25,000	25,000	25,000
Rabbit Island Properties, LP	Oil & Gas Production and Development	Senior Secured Revolving Credit Facility (LIBOR + 6.25%, due 3/27/2007)	11,000,000	10,844,961	10,844,961

Total targeted investments (45.84% of total investments)				$111,996,332	$113,003,576

Issuing Company	Industry Segment	Investment (4)	Principal	Cost	Value
Pioneer Nat Res	Energy	Senior Notes, 7.2%, due 2028	10,000,000	11,703,843	10,007,200
XTO Energy	Energy	Senior Notes, 5.0%, due 2015	10,000,000	10,014,007	9,452,900

Corporate notes ( 7.9% of total investments)				$21,717,850	$19,460,100

Issuing Company	Industry Segment	Investment	Principal	Cost	Value
US Treasury Bills	Government	US Treasury Bills, 4.287%, due 04/06/2006	13,267,000	13,259,224	13,259,224
US Treasury Bills	Government	US Treasury Bills, 4.326%, due 04/06/2006	12,020,000	12,011,466	12,011,466
US Treasury Bills	Government	US Treasury Bills, 4.324%, due 04/06/2006	24,016,000	24,001,791	24,001,791
US Treasury Bills	Government	US Treasury Bills, 4.364%, due 04/06/2006	12,012,000	12,004,826	12,004,826
US Treasury Bills	Government	US Treasury Bills, 4.404%, due 04/06/2006	47,000,000	46,971,771	46,971,771

Total government securities (43.93% of total investments)				$108,249,078	$108,249,078

Total cash (2.33% of total investments)				$5,733,251	$5,733,251

Total investments, cash and cash equivalents				$247,696,511	$246,446,005

Other liabilities in excess of assets					$(3,488,001)

Net assets					$242,958,004

(1)	None of our portfolio companies are controlled by or affiliated with us as defined by the Investment Company Act of 1940.
(2)	Percentages represent interest rates in effect at March 31, 2006, and due dates represent the contractual maturity dates.
(3)	Fair value of targeted investments is determined by or under the direction of the Board of Directors.
(4)	All investments are in entities with primary operations in the United States of America.
(5)	Non-income producing securities.
(6)	Securities are subject to restrictions as to their sale.

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED FINANCIAL HIGHLIGHTS

(unaudited)

	For the Three Months ended March 31, 2006 (unaudited)	For the Three Months ended March 31, 2005 (unaudited)
Per Share Data

Net asset value, beginning of period	$14.02	$14.03

Net investment income	0.17	0.15
Net realized and unrealized gain (loss) on portfolio securities	(0.07)	(0.08)

Net increase in net assets resulting from operations	0.10	0.07

Dividends declared	(0.16)	(0.12)

Net asset value, end of period	$13.96	$13.98

Market value, beginning of period	$13.13	$15.37
Market value, end of period	$13.60	$16.08
Market value return (1)	4.85%	5.47%
Net asset value return (1)	0.79%	0.45%

Ratios and Supplemental Data ($ and shares in thousands)

Net assets, end of period	$242,958	$243,244
Average net assets	243,428	243,642
Common shares outstanding at end of period	17,400	17,400
General and administrative expenses/average net assets (2)	1.48%	1.13%
Total operating expenses/average net assets (2)	3.34%	2.63%
Net investment income /average net assets (2)	4.98%	4.33%
Net increase in net assets resulting from operations/average net assets (2)	3.07%	2.17%
Portfolio turnover rate	0.00%	4.43%

(1)	Return calculations assume reinvestment of dividends and are not annualized.
(2)	Annualized.

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(Unaudited)

Note 1: Organization

NGP Capital Resources Company (the “Company”) was organized as a Maryland corporation in July 2004. The Company has elected to be treated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for tax purposes the Company has elected to be treated as a regulated investment company, (“RIC”), under the Internal Revenue Code of 1986, as amended (the “Code”) for 2005 and later years. The Company has several subsidiaries, all created in 2005, that are single member limited liability companies and wholly owned limited partnerships established to hold certain portfolio investments or provide services to the Company in accordance with specific rules prescribed for a company operating as a RIC. These subsidiaries are: NGPC Funding GP, LLC, a Texas limited liability company; NGPC Nevada, LLC, a Nevada limited liability company; NGPC Funding, LP, a Texas limited partnership; NGPC Asset Holdings GP, LLC, a Texas limited liability company; and NGPC Asset Holdings, LP, a Texas limited partnership. The Company consolidates the results of its subsidiaries for financial reporting purposes. The financial results of the Company’s portfolio investments are not consolidated in the Company’s consolidated financial statements.

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

Note 2: Significant Accounting Policies

The consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. The unaudited consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information. Accordingly, certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with GAAP have been omitted from the accompanying unaudited interim consolidated financial statements. The unaudited consolidated financial statements in this quarterly report have been prepared consistent with the accounting policies reflected in the Company’s annual financial statements included in the Company’s Form 10-K for the year ended December 31, 2005 filed with the SEC and should be read in conjunction therewith. In management’s opinion, the unaudited consolidated financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of such consolidated financial statements. Interim results are not necessarily indicative of results for a full year.

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

Valuation of Investments

Investments are carried at fair value, as determined in good faith by the Company’s Board of Directors. On a quarterly basis, the investment team of our Manager prepares valuations for all of the assets in the Company’s portfolio and presents the valuations to the Company’s Valuation Committee and Board of Directors. The valuations are determined and recommended by the Valuation Committee to the Board of Directors, which reviews and ratifies the final portfolio valuations.

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

The methodologies for determining asset valuations include estimates based on the liquidation or sale value of a portfolio company’s assets, the discounted value of expected future net cash flows from the assets and third party valuations of the portfolio company’s assets, such as engineering reserve reports of oil and gas properties. The Manager considers some or all of the above valuation methods to determine the estimated asset value of a portfolio company.

The methodologies for determining enterprise valuations include estimates based on valuations of comparable public companies, recent sales of comparable companies, the value of recent investments in the equity securities of the portfolio company and the asset valuation methodologies described above. The Manager considers some or all of the above valuation methods to determine the estimated enterprise value of a portfolio company.

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

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, considering unamortized fees and prepayment premiums, and without regard to unrealized appreciation or depreciation previously recognized, including investments charged off during the year, net of recoveries. Net unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period including the reversal of previously recorded unrealized appreciation or depreciation, when capital gains or losses are realized.

Fee Income Recognition

Fees primarily include financial advisory, transaction structuring, loan administration, commitment and prepayment fees. Financial advisory fees represent amounts received for providing advice and analysis to companies and are recognized as earned when such services are performed provided collection is probable. Transaction structuring fees represent amounts received for structuring, financing, and executing transactions and are generally payable only if the transaction closes. Such fees are deferred and accreted into interest income over the life of the loan using the effective interest method. Commitment fees represent amounts received for committed funding and are generally payable whether or not the transaction closes. On transactions that close within the commitment period, commitment fees are deferred and accreted into interest income over the life of the loan using the effective interest method. Commitment fees on transactions that do not close are generally recognized over the time period the commitment is outstanding. Prepayment and loan administration fees are recognized as they are received. In the first quarter of 2006, the Company accreted approximately $93,000 of fee income into interest income.

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

For the period ending December 31, 2004, the Company was treated as a “C” corporation and had no taxable income and therefore did not declare a dividend for that period. On March 18, 2005, the Company declared a dividend of $0.12 per common share, which was paid in cash on April 15, 2005 to stockholders of record on March 31, 2005. On June 17, 2005, the Company declared a dividend of $0.125 per common share, which was paid on July 15, 2005 to stockholders of record on June 30, 2005. On September 19, 2005, the Company declared a dividend of $0.14 per common share, which was paid on October 14, 2005 to stockholders of record on September 30, 2005. On December 15, 2005, the Company declared a dividend of $0.275 per common share, which was paid on January 4, 2006 to stockholders of record on December 27, 2005. On March 10, 2006, the Company declared a dividend of $0.16 per common share which was paid on April 14, 2006 to shareholders of record on March 31, 2006.

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

For the June 2005 dividend, holders of 1,215,870 shares participated in the dividend reinvestment plan. As a result, of the $2,175,013 total amount distributed, $151,984 was used by the dividend reinvestment plan agent to acquire shares in the open market for credit to the accounts of the plan participants. For the September 2005 dividend, holders of 1,488,904 shares participated in the dividend reinvestment plan. As a result, of the $2,436,014 total amount distributed, $208,447 was used by the dividend reinvestment plan agent to acquire shares in the open market for credit to the accounts of the plan participants. For the December 2005 dividend, holders of 1,660,140 shares participated in the dividend reinvestment plan. As a result, of the $4,785,028 total amount distributed, $456,540 was used by the dividend reinvestment plan agent to acquire shares in the open market for credit to the accounts of the plan participants. As of March 31, 2006, holders of 1,618,940 shares, or approximately 9.3% of outstanding shares, were participants in the Company’s dividend reinvestment plan. As a result, of the $2,784,016 total amount distributed, $259,030 was used by the dividend reinvestment plan agent to acquire shares in the open market for credit to the accounts of the plan participants.

Note 3: Credit Facility

On May 17, 2005, the Company entered into a Revolving Credit Agreement (the “Credit Agreement”), among the Company, the lenders party thereto and SunTrust Bank, as administrative agent for the lenders.

Under the Credit Agreement, the lenders agreed to extend credit to the Company in an initial aggregate principal or face amount not exceeding $60,000,000 at any one time outstanding. The Credit Agreement is a 364-day revolving credit facility (with a stated maturity date of May 15, 2006) and is secured by substantially all of the Company’s assets. The Company intends to extend the stated maturity of the credit facility to July 31, 2006. The credit facility is guaranteed by certain of the Company’s subsidiaries. Initially, the credit facility is collateralized by and limited by the amount of cash and cash equivalent collateral. However, at such time as the Company’s consolidated ratio of net asset value to total indebtedness is at least 3.50:1.00, such cash collateral requirement may be released at the discretion of the administrative agent. During the time the credit facility is secured by cash collateral, pricing will be set at 25 basis points over LIBOR, and, after release of the cash collateral, pricing will be set at a spread of 125 to 250 basis points over LIBOR based on the ratio of total indebtedness to net asset value. The Credit Agreement contains affirmative and reporting covenants. The Credit Agreement also contains certain financial ratio and restrictive covenants, including: (a) maintaining a ratio of net asset value to total indebtedness (excluding hedging liabilities) of not less than 2.25:1.0, (b) maintaining a ratio of net asset value to total indebtedness (including hedging liabilities) of not less than 2.0:1.0, (c) maintaining a ratio of net income plus interest, taxes, depreciation and amortization expenses (“EBITDA”) to interest expense of not less than 3.0:1.0, (d) if the maturity of the credit facility is extended, maintaining a ratio of total indebtedness to EBITDA to be determined, (e) limitations on additional indebtedness, (f) limitations on liens, (g) limitations on mergers and other fundamental changes, (h) limitations on dividends during events of default and material events of default, (i) limitations on disposition of assets other than in the normal course of business, (j) limitations on transactions with affiliates, (k) limitations on agreements that prohibit liens on properties of the Company and its subsidiary guarantors, (l) limitations on sale and leaseback transactions and (m) limitations on speculative hedging transactions.

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

Note 5: Investment Management

The Company has entered into an investment advisory agreement with the Manager under which the Manager, subject to the overall supervision of the Company’s Board of Directors, manages the day-to-day operations of, and provides investment advisory services to, the Company. For providing these services, the Manager receives a fee from the Company, consisting of two components, a base management fee and an incentive fee.

Under the investment advisory agreement, beginning on December 1, 2005 and thereafter, the base management fee is calculated quarterly as 0.45% of the average of total assets of the Company as of the end of the two previous quarters. Prior to December 1, 2005, the quarterly base management fee was equal to the lesser of $900,000, or 0.375% of such average. For services provided under the investment advisory agreement from November 9, 2004 through and including November 30, 2005, the base management fee was payable monthly in arrears. For services provided under the investment advisory agreement after that time, the base management fee is payable quarterly in arrears. Until June 30, 2005 (completion of two full fiscal quarters after the closing of the offering), the total assets upon which the quarterly base management fee was calculated was equal to the net proceeds of the offering. Thereafter, the base management fee was calculated based on the average value of the Company’s total assets at the end of the two most recently completed fiscal quarters.

The $1,117,019 payable to the Manager as of March 31, 2006 was for the base management fee for the first quarter of 2006.

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

The second part of the incentive fee (the “Capital Gains Fee”) is determined and payable in arrears as of the end of each fiscal year (or upon termination of the investment advisory agreement, as of the termination date), and equals (1) 20% of (a) the Company’s net realized capital gain (realized capital gains less realized capital losses) on a cumulative basis from the closing date of the Company’s initial public offering to the end of such fiscal year, less (b) any unrealized capital depreciation at the end of such fiscal year, less (2) the aggregate amount of all Capital Gains Fees paid to the Manager in prior fiscal years. The $29,655 capital gains incentive fee earned for the year 2005 was paid to the Manager in March 2006 pursuant to the terms of the agreement.

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

Of the $1,351,746 in accounts payable as of March 31, 2006, $178,354 is due to the Administrator for expenses incurred on the Company’s behalf for the months of February and March 2006.

Note 6: Organizational Expenses and Offering Costs

A portion of the net proceeds of the offering were used for organizational expenses and offering costs of approximately $705,000 and $2,308,000, respectively, recognized in fiscal year 2004. For the year 2005, the Company recognized organizational expenses and offering costs of approximately $1,100 and $7,600, respectively. Organizational expenses were expensed as incurred. Offering costs were charged to paid-in capital in excess of par. There were no organizational expenses or offering costs incurred for the quarter ended March 31, 2006.

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

Differences between the effective income tax rate and the statutory Federal tax rate for the periods ending March 31, 2005 and March 31, 2006 were as follows:

	For the Three Months ended March 31, 2006 (unaudited)	For the Three Months ended March 31, 2005 (unaudited)
Statutory federal rate on loss from continuing operations	34%	0%
Effect of net deferred tax assets	(34)%	(0)%

Effective tax rate on earnings from continuing operations	0%	0%

The tax effects of temporary differences that give rise to the deferred tax assets and liabilities are as follows:

	For the Three Months ended March 31, 2006 (unaudited)	For the Three Months ended March 31, 2005 (unaudited)
Deferred tax assets:
Net operating loss carry forwards	$157,862	$—
Net organization costs	159,756	—

Total gross deferred tax assets	317,618	—
Less valuation allowance	(317,618)	—

Net deferred tax assets	—	—

Deferred tax liabilities:
Unrealized gains, net	—	—
Prepaid expenses	—	—

Total gross deferred tax liabilities	—	—

Net deferred tax assets	$—	$—

The Company’s consolidated subsidiary, NGPC Asset Holdings, LP, (“NGPCAH”) is subject to federal income taxes. For the period ended March 31, 2006, NGPCAH operated at a profit and thus, at March 31, 2006, NGPCAH had a deferred tax liability of approximately $31,000. Management believes that the realization of the net deferred tax liability is less likely than not based on expectations as to future taxable income and, accordingly, NGPCAH recorded no provision for income taxes for the period ended March 31, 2006.

Note 8: Commitments and Contingencies

As of March 31, 2006, the Company had investments in or commitments to fund loan facilities to eight portfolio companies totaling $131 million, on which $113 million was drawn. In addition, the Company has continuing obligations under the investment advisory agreement with the Manager and the administration agreement with the Administrator. The agreements provide that, absent willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, the Manager, the Administrator and its officers, managers, agents, employees, controlling persons, members and any other person or entity affiliated with them will be entitled to indemnification from the Company for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of the Manager’s or Administrator’s services under the agreements or otherwise as the Company’s investment adviser or administrator. The agreements also provide that the Manager, the Administrator and their affiliates will not be liable to the Company or any stockholder for any error of judgment, mistake of law, any loss or damage with respect to any of the Company’s investments, or any action taken or omitted to be taken by the Manager or the Administrator in connection with the performance of any of their duties or obligations under the agreements or otherwise as investment adviser or administrator to the Company, except to the extent specified in Section 36(b) of the 1940 Act concerning loss resulting from a breach of fiduciary duty with respect to the receipt of compensation for services. In the normal course of business, the Company enters into a variety of undertakings containing a variety of representations that may expose the Company to some risk of loss. The amount of future loss, if any arising from such undertakings, while not quantifiable, is not expected to be significant.

Note 9: Reclassifications

GAAP requires that certain components of net assets be adjusted to reflect permanent differences between financial and tax reporting. These reclassifications have no effect on total net assets or net asset value per share. At December 31, 2005, $586,225 has been reclassified from Undistributed net investment income (loss) to Paid-in capital in excess of par. These reclassifications are primarily due to non-deductible meal expenses, organization costs, and income and expenses from a wholly owned subsidiary.

Note 10: Subsequent Events

In May 2006, the Company closed an $85 million Senior Secured Credit Facility (the “Facility”) and a $10 million Senior Subordinated Secured Convertible Term Loan (the “Convertible Term Loan”) with Resaca Exploitation, LP (“Resaca”), a private Houston, Texas based oil and gas producer, operating primarily in west Texas and New Mexico. The Company acted as arranger and agent for the Facility and the Convertible Term Loan and has committed to fund 40% of the total amount available, with the remaining commitments provided by other investors. Initial availability is $75.8 million under the Facility, with approximately $62 million funded; an additional $10 million was made available and funded under the Convertible Term Loan. The Company’s portion of the initial funding was $24.6 million under the Facility and $4 million under the Convertible Term Loan.

The Facility is structured as a two-tranche facility. Tranche A is structured as a six year term loan and has a coupon of LIBOR plus 6.0%. Tranche B is structured as a 15-month term loan and has a coupon of LIBOR plus 9.0%. Additionally, as partial consideration for providing the Facility, the Company received an overriding royalty interest in Resaca’s properties. The Facility is secured by substantially all of the Resaca’s properties.

The Convertible Term Loan is structured as a six-year term loan that (i) may not be prepaid prior to three years after closing, (ii) provides stated returns if redeemed after three years after closing and prior to maturity, and (iii) is convertible at the Company’s option, into limited partnership units at a stated premium to the value at closing. The Convertible Term Loan has a coupon of 6%, or 8% if paid in kind. The Convertible Term Loan is secured by a second lien on substantially all of Resaca’s properties.

Note 11: Supplemental Disclosure of Cash Flow Information

Non-cash operating activities for the quarter ended March 31, 2006, included amortization of original issue discount of $92,933, depletion of basis in overriding royalty interests of $349, amortization of prepaid credit facility fees and insurance premiums of $199,223, and payment-in-kind interest of $23,781. Non-cash operating activities for the quarter ended March 31, 2005 included amortization of original issue discount of $241,381 and of prepaid insurance premiums of $142,700.

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

•	uncertainties associated with the timing of transaction closing;

•	changes in the prospects of our portfolio companies;

•	changes in interest rates;

•	changes in regional, national, or international economic conditions and their impact on the industries in which we invest;

•	the future operating results of our portfolio companies and their ability to achieve their objectives; change in the conditions of the industries in which we invest;

•	the adequacy of our cash resources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the ability of our Manager to locate suitable investments for us and to monitor and administer the investments; and

•	other factors enumerated in our filing with the Securities and Exchange Commission.

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

Portfolio and Investment Activity

During the three months ended March 31, 2006, we added two companies to our portfolio. In January, we extended a $17 million senior secured multiple-advance term loan to Piceance Basin Properties, LLC, to develop oil and gas assets located primarily in the state of Colorado. The initial availability totaled $17 million and as of March 31, 2006, approximately $2.9 million was drawn on the facility. In March, we acted as arranger and agent for a $25 million senior secured revolving credit facility extended to Rabbit Island Properties, L.P., a private Houston, Texas based oil and gas producer operating primarily in Louisiana state waters. Currently, committed and available amounts total $25 million, with our commitment of 50%, or $12.5 million, and the remaining commitments provided by another financial institution. The initial funding under the Facility totaled $22 million, of which NGPC funded $11 million. As of March 31, 2006, $11 million was drawn on the facility.

As of March 31, 2006 our portfolio was invested as follows: 19.3% in senior subordinated secured notes, 16.5% in senior secured multiple-advance term loans, 4.4% in senior secured revolving credit facilities, 0.8% in participating convertible preferred stock, 4.9% in senior notes, 7.9% in corporate notes, 43.9% in U.S. Treasury Bills, and 2.3% in cash and cash equivalents. At March 31, 2006, the weighted average yield on targeted portfolio investments, exclusive of capital gains, was 13.0%. The weighted average yield of our corporate notes was 5.4%. The weighted average yield of our U.S. Treasury Bills and cash equivalents was 4.3%. The weighted average yield on our total capital invested at March 31, 2006 was 8.34%. Yields are computed using interest rates as of the balance sheet date and include amortization of loan discount points, original issue discount and market premium or discount, weighted by their respective costs when averaged.

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

Investment income for the quarter ended March 31, 2006 was $5 million with $3.3 million attributable to targeted investments in portfolio companies and $1.7 million attributable to investments in cash equivalents and corporate notes. This compares to interest income for the quarter ended March 31, 2005 of $4.2 million with $2.8 million attributable to targeted investments in portfolio companies and $1.4 million attributable to investments in cash equivalents, agency notes and auction rate securities and corporate notes.

Operating Expenses

For the quarter ended March 31, 2006, operating expenses were $2 million compared to $1.6 million for the quarter ended March 31, 2005. The 2006 amount consisted of investment advisory and management fees of $1.1 million and insurance expenses, administrative services fees, professional fees, directors’ fees, organization costs and other general and administrative expenses of $0.9 million. In comparison, those amounts were $0.9 million and $0.7 million, respectively, for the quarter ended March 31, 2005.

Operating expenses for the three month periods represented our allocable portion of the total organizational and operating expenses incurred by us, our manager, and our administrator, as determined by our Board of Directors and representatives of our manager and our administrator. In addition, according to the terms of the investment advisory agreement, beginning on December 1, 2005 and thereafter the base management fee will be calculated quarterly as 0.45% of the average of the total assets of the Company as of the end of the two previous quarters, an increase from the lesser of $900,000 or 0.375% of such average.

Net Investment Income

For the first quarter of 2006, net investment income was $3 million compared to $2.6 million for the same quarter of 2005 due to increased interest on the higher portfolio balances partially offset by higher management fees and general and administrative expenses.

Unrealized Appreciation or Depreciation on Investments

For the quarter ended March 31, 2006, net unrealized depreciation was ($1.1) million, compared to ($1.3) million for the first quarter of 2005. The 2006 amount is primarily attributable to changes in market prices of our investments in corporate notes. The 2005 amount was attributable to changes in the market prices of the corporate notes.

Net Realized Gains

No realized capital gains or losses were recorded for the quarters ended March 31, 2006 or March 31, 2005.

Net Increase in Stockholders’ Equity from Operations

For the quarter ended March 31, 2006, we had a net increase in stockholders’ equity (net assets) resulting from operations of $1.8 million, or $0.10 per share, compared to $1.3 million, or $0.07 per share for the quarter ended March 31, 2005.

Financial Condition, Liquidity and Capital Resources

During the first quarter of this fiscal year, we generated cash from operations, including interest earned on our portfolio securities, as well as our investments in corporate notes, U.S. government securities and other high quality debt securities that mature in one year or less. At March 31, 2006, we had cash and cash equivalents of $5.7 million, investments in U.S. Treasury Bills of $108.2 million and investments in corporate notes of $19.4 million.

As of March 31, 2006, our investments in portfolio securities had outstanding balances totaling $113 million. Eight of our investments are in the form of credit facilities under which we have commitments to fund a total of $131 million. We expect to fund our investments in 2006 from the balance of the net proceeds from our IPO, income earned on our portfolio and temporary investments and from borrowings under our senior secured revolving credit facility. In May 2005, we entered into a senior credit facility having an initial term of one year providing for borrowings of up to $60 million. The Company intends to extend the stated maturity of the credit facility to July 31, 2006. The credit facility is secured by substantially all of our assets. Initially, the credit facility is collateralized by cash and cash equivalent investments and the interest rate applicable to borrowings is LIBOR plus 25 basis points. Once we are more fully invested, as long as the ratio of net asset value to total indebtedness is at least 3.5 to 1, the interest rate applicable to borrowings will be LIBOR plus a range of 125 to 250 basis points, depending on the ratio of total debt to net asset value. The credit facility contains covenants and events of default customary for financings of this type. We have not yet borrowed any amounts under the Credit Agreement. In the future, we may also fund a portion of our investments with issuances of equity or senior debt securities. We may also securitize a portion of our investments in mezzanine or senior secured loans or other assets. We expect our primary use of funds to be investments in portfolio companies, cash distributions to holders of our common stock and payment of fees and other operating expenses.

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

Portfolio Credit Quality

We maintain a system to evaluate the credit quality of our loans. This system is intended to reflect the performance of a portfolio company’s business, the collateral coverage of a loan, and other factors considered relevant. As of March 31, 2006, all of our investments in portfolio companies were performing satisfactorily; however, we have concluded that one investment requires additional attention due to the slower than expected development of the assets supporting the investment. We expect the assets to eventually perform as planned and believe there is adequate collateral coverage and little to no risk of loss of capital.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain controls and procedures designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported on a timely basis and accumulated and made known to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on an evaluation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report conducted by our management, with the participation of the Chief Executive and Chief Financial Officers, the Chief Executive and Chief Financial Officers believe that these controls and procedures were effective as of March 31, 2006.

In evaluating changes in internal control over financial reporting during the quarter ended March 31, 2006, management identified no changes in its internal control over financial reporting that occurred during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

During the first quarter of 2006, we funded investments in portfolio companies in the amount of $20.1 million, paid management fees to our advisor in the amount of $399,000 and general and administrative expenses of $889,137 (including payments to the administrator). At March 31, 2006, we had cash and cash equivalents of $5.7 million, investments in U.S. Treasury Bills of $108.2 million, investments in corporate notes of $19.4 million, and targeted investments in portfolio companies of $113 million.

We did not repurchase any shares during the period covered by this report.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

No.		Exhibit
3.1	-

Articles of Incorporation of NGP Capital Resources Company dated as of July 15, 2004 (filed as Exhibit (a)(1) to the Company’s Registration Statement on Form N-2 dated November 9, 2004 (Registration No. 333-118279) and incorporated herein by reference)

3.2	-

Articles of Amendment and Restatement of NGP Capital Resources Company dated as of October 29, 2004 (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference)

3.3	-

Bylaws of NGP Capital Resources Company (filed as Exhibit (b) to the Company’s Registration Statement on Form N-2 dated August 16, 2004 (Registration No. 333-118279) and incorporated herein by reference)

10.1	-

Investment Advisory Agreement dated as of November 9, 2004, between NGP Capital Resources Company and NGP Investment Advisor, LP (filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference)

10.2	-

Administration Agreement dated as of November 9, 2004, by and between NGP Capital Resources Company and NGP Administration, LLC (filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference)

10.3	-

License Agreement dated as of November 9, 2004, by and between NGP Capital Resources Company and Natural Gas Partners, L. L. C. (filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference)

10.4	-	Joint Code of Ethics (filed as Exhibit (r) to the Company’s Registration Statement on Form N-2 dated November 9, 2004 (Registration No. 333-118279) and incorporated herein by reference)

10.5	-	Form of Indemnity Agreement (filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference)

10.6	-

Revolving Credit Agreement dated as of May 16, 2005, by and between NGP Capital Resources Company, the lenders from time to time party hereto and SunTrust Bank (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, and incorporated herein by reference)

31.1	-	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Executive Officer

31.2	-	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Financial Officer

32.1	-	Section 1350 Certification by the Chief Executive Officer

32.2	-	Section 1350 Certification by the Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NGP CAPITAL RESOURCES COMPANY

By:	/s/ John H. Homier
John H. Homier
President and Chief Executive Officer

NGP CAPITAL RESOURCES COMPANY

By:	/s/ Stephen K. Gardner
Stephen K. Gardner
Chief Financial Officer and Treasurer

Date: May 8, 2006

Index to Exhibits

No.		Exhibit
3.1	-

Articles of Incorporation of NGP Capital Resources Company dated as of July 15, 2004 (filed as Exhibit (a)(1) to the Company’s Registration Statement on Form N-2 dated November 9, 2004 (Registration No. 333-118279) and incorporated herein by reference)

3.2	-

Articles of Amendment and Restatement of NGP Capital Resources Company dated as of October 29, 2004 (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference)

3.3	-

Bylaws of NGP Capital Resources Company (filed as Exhibit (b) to the Company’s Registration Statement on Form N-2 dated August 16, 2004 (Registration No. 333-118279) and incorporated herein by reference)

10.1	-

Investment Advisory Agreement dated as of November 9, 2004, between NGP Capital Resources Company and NGP Investment Advisor, LP (filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference)

10.2	-

Administration Agreement dated as of November 9, 2004, by and between NGP Capital Resources Company and NGP Administration, LLC (filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference)

10.3	-

License Agreement dated as of November 9, 2004, by and between NGP Capital Resources Company and Natural Gas Partners, L. L. C. (filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference)

10.4	-	Joint Code of Ethics (filed as Exhibit (r) to the Company’s Registration Statement on Form N-2 dated November 9, 2004 (Registration No. 333-118279) and incorporated herein by reference)

10.5	-	Form of Indemnity Agreement (filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference)

10.6	-

Revolving Credit Agreement dated as of May 16, 2005, by and between NGP Capital Resources Company, the lenders from time to time party hereto and SunTrust Bank (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, and incorporated herein by reference)

31.1	-	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Executive Officer

31.2	-	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Financial Officer

32.1	-	Section 1350 Certification by the Chief Executive Officer

32.2	-	Section 1350 Certification by the Chief Financial Officer