Form 10-Q
period 2006-06-30
NGP Capital Resources CO
filed 2006-08-07
CIK 1297704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

The number of shares of the registrant’s Common Stock, $.001 par value, outstanding as of August 7, 2006 was 17,400,100.

PART I - FINANCIAL INFORMATION

Item 1. Consolidated financial statements.

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED BALANCE SHEET

	June 30, 2006	December 31, 2005
	(unaudited)	(audited)
Assets:
Investments in portfolio securities at fair value (cost: $151,320,606 and $91,761,111, respectively)	$151,895,216	$92,847,043
Investments in corporate notes at fair value (cost: $21,707,675 and $21,727,976, respectively)	18,522,400	20,537,900
Investments in U.S. treasury bills, at amortized cost which approximates fair value	78,712,973	121,518,196

Total investments	249,130,589	234,903,139

Cash and cash equivalents, at cost which approximates fair value	3,856,708	13,350,588
Accounts receivable	—	50,965
Interest receivable	829,278	609,545
Prepaid assets	206,151	576,029

Total assets	$254,022,726	$249,490,266

Liabilities and stockholders’ equity (net assets):

Liabilities:
Accounts payable	$418,421	$407,580
Management and incentive fees payable	1,118,105	399,173
Dividends payable	3,132,018	4,785,028
Credit facility payable	7,000,000	—

Total liabilities	11,668,544	5,591,781

Commitments and contingencies (Note 8)

Stockholders’ equity (net assets)
Common stock, $.001 par value, 250,000,000 shares authorized; 17,400,100 issued and outstanding	17,400	17,400
Paid-in capital in excess of par	244,309,260	244,309,260
Undistributed net investment income (loss)	638,187	(324,031)
Net unrealized (depreciation) of portfolio securities and corporate notes	(2,610,665)	(104,144)

Total stockholders’ equity (net assets)	242,354,182	243,898,485

Total liabilities and stockholders’ equity (net assets)	$254,022,726	$249,490,266

Net asset value per share	$13.93	$14.02

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED STATEMENT OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Investment income
Interest income	$5,802,683	$3,666,009	$10,661,187	$7,844,765
Dividend income	60,998	—	60,998	—
Other income	136,078	—	273,627	—

	5,999,759	3,666,009	10,995,812	7,844,765

Operating expenses
Management fees	1,118,105	900,000	2,235,124	1,800,000
Organization costs	—	—	—	1,111
Professional fees	236,126	294,466	357,828	467,552
Insurance expense	144,234	144,105	288,589	288,159
Credit facility fees	81,071	39,766	160,074	40,753
General and administrative expenses	531,866	398,112	1,075,944	761,342

Total operating expenses	2,111,402	1,776,449	4,117,559	3,358,917

Net investment income	3,888,357	1,889,560	6,878,253	4,485,848

Net realized capital gain on portfolio securities and corporate notes	—	140,036	—	143,570
Net (decrease) in unrealized (depreciation) on portfolio securities and corporate notes	(1,360,159)	(87,655)	(2,506,521)	(1,386,440)

Net increase in stockholders’ equity (net assets) resulting from operations	$2,528,198	$1,941,941	$4,371,732	$3,242,978

Net increase in stockholders’ equity (net assets) resulting from operations per common share	$0.15	$0.11	$0.25	$0.18

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (NET ASSETS)

(unaudited)

	Common Stock		Paid-in Capital	Undistributed Net Investment	Net Realized	Unrealized Appreciation (Depreciation) of Portfolio Securities	Total Stockholders’
	Shares	Amount	in Excess of Par	Income (Loss)	Capital Gain	and Corporate Notes	Equity (Net Assets)
Balance at December 31, 2005	17,400,100	$17,400	$244,309,260	$(324,031)	$—	$(104,144)	$243,898,485

Net increase (decrease) in stockholders’ equity (net assets) resulting from operations	—	—	—	6,878,253	—	(2,506,521)	4,371,732
Dividends declared	—	—	—	(5,916,035)	—	—	(5,916,035)

Balance at June 30, 2006	17,400,100	$17,400	$244,309,260	$638,187	$—	$(2,610,665)	$242,354,182

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Six Months ended June 30, 2006 (unaudited)	For the Six Months ended June 30, 2005 (unaudited)
Cash flows from operating activities

Net increase (decrease) in stockholders’ equity (net assets) resulting from operations	$4,371,732	$3,242,978
Adjustments to reconcile net increase (decrease) in stockholders’ equity (net assets) resulting from operations to net cash used in operating activities:
Decrease (increase) in accounts receivable	50,965	80,000
(Increase) decrease in interest receivable	(219,733)	(538,551)
Increase (decrease) in dividend payable	—	2,175,013
Decrease (increase) in investment balance due to payment-in-kind interest	(84,755)	—
Decrease (increase) in investment balance due to payment-in-kind dividend	(60,998)	—
Decrease (increase) in prepaid assets	369,878	88,269
Increase (decrease) in accounts payable	729,773	28,658
Net amortization of premiums, discounts and fees	(272,220)	(265,937)
Decrease (increase) in unrealized appreciation on portfolio securities and corporate notes	2,506,521	1,386,440
Purchase of investments in portfolio securities	(59,123,623)	(10,663,631)
Redemption of investments in portfolio securities	2,402	10,871,805
Net sale (purchase) of investments in agency and auction rate securities	—	41,301,002
Purchase of investments in corporate notes	—	(51,167,818)
Sale of investments in corporate notes	—	10,259,960
Net sale (purchase) of investments in U.S. treasury bills	42,805,222	(124,927,222)

Net cash provided by (used in) operating activities	(8,924,836)	(118,129,034)

Cash flows from financing activities

Draw on credit facility	7,000,000	—
Offering costs from the issuance of common stock	—	(7,606)
Dividends paid	(7,569,044)	(4,263,025)

Net cash provided by (used in) provided by financing activities	(569,044)	(4,270,631)

Net increase (decrease) in cash and cash equivalents	(9,493,880)	(122,399,665)
Cash and cash equivalents, beginning of the period	13,350,588	136,314,402

Cash and cash equivalents, end of period	$3,856,708	$13,914,737

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2006

Portfolio Company (1)	Energy Industry Segment	Investment (2) (4)	Principal	Cost	Fair Value (3)
Crescent Resources, LLC	Oil & Gas Production and Development	Senior Subordinated- Secured Term Loan (LIBOR + 9.5%, due 12/20/2008)	$48,250,000	$47,557,881	$47,557,881
Venoco Inc.	Oil & Gas Production and Development	Senior Notes (8.75%, due 12/15/2011)	8,000,000	7,957,619	7,760,000
Venoco Inc.	Oil & Gas Production and Development	Senior Notes (8.75%, due 12/15/2011)	4,000,000	3,929,909	3,880,000
TierraMar Energy LLC	Oil & Gas Production and Development	Senior Secured Multiple-Advance Term Loan (LIBOR + 6%, due 5/13/2008)	8,572,000	8,399,790	8,399,790
		Overriding Royalty Interest (6)	20,000	18,920	200,000
		Warrants (5)	10,000	10,000	200,000
C-Gas LLC	Oil & Gas Production and Development	Senior Secured Multiple-Advance Term Loan (LIBOR + 5.5%, due 4/25/2009) Overriding Royalty Interest (6)	20,844,493	20,527,695	20,527,695
			45,000	44,727	200,000
Atchee CBM LLC	Oil & Gas Production and Development	Senior Secured Multiple-Advance Term Loan (LIBOR + 5.5%, due 4/25/2009)	2,083,036	2,043,096	2,043,096
		Overriding Royalty Interest (5) (6)	5,000	5,000	5,000
Chroma Exploration & Production, Inc.	Oil & Gas Production and Development	Senior Secured Multiple-Advance Term Loan (LIBOR + 6%, due 9/21/2008)	12,475,000	12,238,512	12,238,512
		Overriding Royalty Interest (6)	87,500	84,472	400,000
		8,133 Shares Series A Participating Convertible Preferred Stock	—	2,094,248	2,094,248
		8.11 Shares Common Stock	—	—	—
Piceance Basin Properties, LLC	Oil & Gas Production and Development	Senior Secured Multiple-Advance Term Loan (11.3868%, due 10/31/2010)	5,395,180	5,442,134	5,442,134
		Limited Partnership Units (19,900 units)		40,876	21,133
		Warrants (5)		25,000	25,000
Rabbit Island Properties, LP	Oil & Gas Production and Development	Senior Secured Revolving Credit Facility (LIBOR + 6.25%, due 3/27/2007)	12,500,000	12,385,150	12,385,150

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2006

(Continued)

Portfolio Company (1)	Energy Industry Segment	Investment (2) (4)	Principal	Cost	Fair Value (3)
Resaca Exploitation, LP	Oil & Gas Production and Development	Senior Secured Multiple-Advance Term Loan (LIBOR + 6.00%, due 5/01/12)	18,880,000	18,492,871	18,492,871
		Overriding Royalty Interest (6)		30,000	30,000
		Senior Secured Term Loan (LIBOR + 9.00%, due 8/01/07)	6,000,000	5,868,356	5,868,356
		Overriding Royalty Interest (6)		30,000	30,000
		Senior Subordinated- Secured Convertible Term Loan (6.00% Cash, 8.00% PIK, due 05/01/2012)	4,000,000	4,000,000	4,000,000
Crossroads Energy, LP	Oil & Gas Production and Development	Senior Secured Multiple-Advance Term Loan (LIBOR + 5.50%-Cash, 7.5%-PIK, due 6/29/09)	142,350	84,350	84,350
		Overriding Royalty Interest (6)		10,000	10,000

Total targeted investments (60.04% of total investments)				$151,320,606	$151,895,216

Issuing Company	Industry Segment	Investment (4)	Principal	Cost	Value
Pioneer Nat Res	Energy	Senior Notes, 7.2%, due 2028	10,000,000	11,693,991	9,379,600
XTO Energy	Energy	Senior Notes, 5.0%, due 2015	10,000,000	10,013,684	9,142,800

Total corporate notes ( 7.32% of total investments)				$21,707,675	$18,522,400

Issuing Company	Industry Segment	Investment	Principal	Cost	Value
US Treasury Bills	Government	US Treasury Bills, 4.22%, due 07/06/2006	9,000,000	8,994,800	8,994,800
US Treasury Bills	Government	US Treasury Bills, 4.76%, due 07/06/2006	7,790,000	7,728,753	7,728,753
US Treasury Bills	Government	US Treasury Bills, 4.58%, due 07/06/2006	12,396,000	12,388,235	12,388,235
US Treasury Bills	Government	US Treasury Bills, 4.24%, due 07/06/2006	11,978,000	11,971,054	11,971,054
US Treasury Bills	Government	US Treasury Bills, 4.26%, due 07/06/2006	24,022,000	24,007,987	24,007,987
US Treasury Bills	Government	US Treasury Bills, 4.21%, due 07/06/2006	13,630,000	13,622,144	13,622,144

Total government securities (31.12% of total investments)				$78,712,973	$78,712,973

Total cash (1.52% of total investments)				$3,856,708	$3,856,708

Total investments, cash and cash equivalents				$255,597,962	$252,987,297

Other liabilities in excess of assets					$(10,633,115)

Net assets					$242,354,182

(1)	None of our portfolio companies are controlled by or affiliated with us as defined by the Investment Company Act of 1940.
(2)	Percentages represent interest rates in effect at March 31, 2006, and due dates represent the contractual maturity dates.
(3)	Fair value of targeted investments is determined by or under the direction of the Board of Directors.
(4)	All investments are in entities with primary operations in the United States of America.
(5)	Non-income producing securities.
(6)	Securities are subject to restrictions as to their sale.

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED FINANCIAL HIGHLIGHTS

(unaudited)

	For the Six Months ended June 30, 2006 (unaudited)	For the Six Months ended June 30, 2005 (unaudited)	Year ended December 31, 2005	Period August 6, 2004 (commencement of operations) through December 31, 2004
Per Share Data
Net asset value, beginning of period	$14.02	$14.03	$14.03	$15.00
Underwriting discounts, commissions related to initial public offering	—	—	—	(0.82)
Other costs related to initial public offering	—	—	—	(0.13)

Net asset value after initial public offering	14.02	14.03	14.03	14.05

Net investment income	0.39	0.26	0.60	(0.03)
Net realized and unrealized gain (loss) on portfolio securities	(0.14)	(0.08)	0.05	0.01

Net increase in net assets resulting from operations	0.25	0.18	0.65	(0.02)

Dividends declared	(0.34)	(0.25)	(0.66)	—

Net asset value, end of period	$13.93	$13.96	$14.02	$14.03

Market value, beginning of period	$13.13	$15.37	$15.37	$15.00
Market value, end of period	$14.63	$14.93	$13.13	$15.37
Market value return (1)	14.29%	-1.28%	-10.67%	2.47%
Net asset value return (1)	1.91%	1.12%	4.49%	-6.47%

Ratios and Supplemental Data
($ and shares in thousands)

Net assets, end of period	$242,354	$243,011	$243,898	$244,039
Average net assets	243,126	243,525	243,969	$76,367
Common shares outstanding at end of period	17,400	17,400	17,400	17,400
General and administrative expenses/average net assets (2)	1.56%	0.62%	1.31%	0.37%
Total operating expenses/average net assets (2)	3.42%	1.36%	2.83%	1.89%
Net investment income /average net assets (2)	5.71%	1.84%	4.27%	-0.77%
Net increase in net assets resulting from operations/average net assets (2)	3.63%	1.33%	4.65%	-0.39%
Portfolio turnover rate	0.00%	4.46%	13.77%	0.00%

(1)	Return calculations assume reinvestment of dividends and are not annualized.
(2)	Annualized for interim periods.

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

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

The Company is managed and advised, subject to the overall supervision of the Company’s Board of Directors, by NGP Investment Advisor, LP (the “Manager”), a Delaware limited partnership owned by Natural Gas Partners, LLC and NGP Administration, LLC (the “Administrator”), the Company’s administrator.

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

Prepaid Assets

Prepaid assets consist of premiums paid for directors’ and officers’ insurance and fidelity bonds with a policy term of one year and fees associated with the establishment of the credit facility. Such premiums and fees are amortized monthly on a straight line basis.

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

Fee Income Recognition

Fees primarily include financial advisory, transaction structuring, loan administration, commitment and prepayment fees. Financial advisory fees represent amounts received for providing advice and analysis to companies and are recognized as earned when such services are performed provided collection is probable. Transaction structuring fees represent amounts received for structuring, financing, and executing transactions and are generally payable only if the transaction closes. Such fees are deferred and accreted into interest income over the life of the loan using the effective interest method. Commitment fees represent amounts received for committed funding and are generally payable whether or not the transaction closes. On transactions that close within the commitment period, commitment fees are deferred and accreted into interest income over the life of the loan using the effective interest method. Commitment fees on transactions that do not close are generally recognized over the time period the commitment is outstanding. Prepayment and loan administration fees are recognized as they are received. In the second quarter of 2006, the Company accreted approximately $181,000 of fee income into interest income.

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

For the period ending December 31, 2004, the Company was treated as a “C” corporation and had no taxable income and therefore did not declare a dividend for that period. On March 18, 2005, the Company declared a dividend of $0.12 per common share, which was paid in cash on April 15, 2005 to stockholders of record on March 31, 2005. On June 17, 2005, the

Company declared a dividend of $0.125 per common share, which was paid on July 15, 2005 to stockholders of record on June 30, 2005. On September 19, 2005, the Company declared a dividend of $0.14 per common share, which was paid on October 14, 2005 to stockholders of record on September 30, 2005. On December 15, 2005, the Company declared a dividend of $0.275 per common share, which was paid on January 4, 2006 to stockholders of record on December 27, 2005. On March 10, 2006, the Company declared a dividend of $0.16 per common share which was paid on April 14, 2006 to shareholders of record on March 31, 2006. On June 16, 2006, the Company declared a dividend of $0.18 per common share which was paid on July 14, 2006 to shareholders of record on June 30, 2006.

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

For the June 2005 dividend, holders of 1,215,870 shares, or approximately 7.0% of outstanding shares, participated in the dividend reinvestment plan. As a result, of the $2,175,013 total amount distributed, $151,984 was used by the dividend reinvestment plan agent to acquire shares in the open market for credit to the accounts of the plan participants. For the September 2005 dividend, holders of 1,488,904 shares, or approximately 8.6% of outstanding shares, participated in the dividend reinvestment plan. As a result, of the $2,436,014 total amount distributed, $208,447 was used by the dividend reinvestment plan agent to acquire shares in the open market for credit to the accounts of the plan participants. For the December 2005 dividend, holders of 1,660,140 shares, or approximately 9.5% of outstanding shares, participated in the dividend reinvestment plan. As a result, of the $4,785,028 total amount distributed, $456,540 was used by the dividend reinvestment plan agent to acquire shares in the open market for credit to the accounts of the plan participants. As of March 31, 2006, holders of 1,618,940 shares, or approximately 9.3% of outstanding shares, were participants in the Company’s dividend reinvestment plan. As a result, of the $2,784,016 total amount distributed, $259,030 was used by the dividend reinvestment plan agent to acquire shares in the open market for credit to the accounts of the plan participants. As of June 30, 2006, holders of 1,410,227 shares, or approximately 8.1% of outstanding shares, were participants in the Company’s dividend reinvestment plan. As a result, of the $3,132,018 total amount distributed, $253,841 was used by the dividend reinvestment plan agent to acquire shares in the open market for credit to the accounts of the plan participants.

Note 3: Credit Facility

On May 17, 2005, the Company entered into a Revolving Credit Agreement (the “Credit Agreement”), among the Company, the lenders party thereto and SunTrust Bank, as administrative agent for the lenders.

Under the Credit Agreement, the lenders agreed to extend credit to the Company in an initial aggregate principal or face amount not exceeding $60,000,000 at any one time outstanding. The Credit Agreement is a 364-day revolving credit facility (with a stated maturity date of May 15, 2006) and is secured by substantially all of the Company’s assets. The Company has extended the stated maturity of the credit facility to September 29, 2006. The credit facility is guaranteed by certain of the Company’s subsidiaries. Initially, the credit facility is collateralized by and limited by the amount of cash and cash equivalent collateral. However, at such time as the Company’s consolidated ratio of net asset value to total indebtedness is at least 3.5:1.0, such cash collateral requirement may be released at the discretion of the administrative agent. During the time the credit facility is secured by cash collateral, pricing will be set at 25 basis points over LIBOR, and, after release of the cash collateral, pricing will be set at a spread of 125 to 250 basis points over LIBOR based on the ratio of total indebtedness to net asset value. The Credit Agreement contains affirmative and reporting covenants. The Credit Agreement also contains certain financial ratio and restrictive covenants, including: (a) maintaining a ratio of net asset value to total indebtedness (excluding hedging liabilities) of not less than 2.25:1.0, (b) maintaining a ratio of net asset value to total indebtedness (including hedging liabilities) of not less than 2.0:1.0, (c) maintaining a ratio of net income plus interest, taxes, depreciation and amortization expenses (“EBITDA”) to interest expense of not less than 3.0:1.0, (d) if the maturity of the credit facility is extended, maintaining a ratio of total indebtedness to EBITDA to be determined, (e) limitations on additional indebtedness, (f) limitations on liens, (g) limitations on mergers and other fundamental changes, (h) limitations on dividends during events of default and material events of default, (i) limitations on disposition of assets other than in the normal course of business, (j) limitations on transactions with affiliates, (k) limitations on agreements that prohibit liens on properties of the Company and its subsidiary guarantors, (l) limitations on sale and leaseback transactions and (m) limitations on speculative hedging transactions.

As of June 30, 2006, the Company had $7 million outstanding under the Credit Agreement. The Credit Agreement is used to supplement the Company’s equity capital to make additional portfolio investments as well as to prospectively preserve investment flexibility in future periods.

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

The $1,118,105 payable to the Manager as of June 30, 2006 was for the base management fee for the second quarter of 2006.

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

Of the $1,536,526 in accounts payable as of June 30, 2006, $118,554 is due to the Administrator for expenses incurred on the Company’s behalf for the month of June 2006.

Note 6: Organizational Expenses and Offering Costs

A portion of the net proceeds of the offering were used for organizational expenses and offering costs of approximately $705,000 and $2,308,000, respectively, recognized in fiscal year 2004. For the year 2005, the Company recognized organizational expenses and offering costs of approximately $1,100 and $7,600, respectively. Organizational expenses were expensed as incurred. Offering costs were charged to paid-in capital in excess of par. There were no organizational expenses or offering costs incurred for the quarter ended June 30, 2006.

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

Differences between the effective income tax rate and the statutory Federal tax rate for the periods ending June 30, 2005 and June 30, 2006 were as follows:

	For the Six Months ended June 30, 2006	For the Six Months ended June 30, 2005
	(unaudited)	(unaudited)
Statutory federal rate on loss from continuing operations	34%	0%
Effect of net deferred tax assets	(34)%	0%

Effective tax rate on earnings from continuing operations	0%	0%

The tax effects of temporary differences that give rise to the deferred tax assets and liabilities are as follows:

	June 30, 2006 (unaudited)	December 31, 2005
Deferred tax assets:
Net operating loss carry forwards	$157,862	$157,862
Net organization costs	147,775	171,738

Total gross deferred tax assets	305,637	329,601
Less valuation allowance	(305,637)	(329,601)

Net deferred tax assets	(0)	(0)

Deferred tax liabilities:
Unrealized gains, net	—	—
Prepaid expenses	—	—

Total gross deferred tax liabilities	—	—

Net deferred tax assets	$(0)	$(0)

The Company’s consolidated subsidiary, NGPC Asset Holdings, LP, (“NGPCAH”) is subject to federal income taxes. For the period ended June 30, 2006, NGPCAH operated at a profit and thus, at June 30, 2006, NGPCAH had a tax liability of approximately $24,000. Management does not believe that NGPCAH will have taxable income as of December 31, 2006 and, accordingly, NGPCAH recorded no provision for income taxes for the period ended June 30, 2006.

Note 8: Commitments and Contingencies

As of June 30, 2006, the Company had investments in or commitments to fund loan facilities to ten portfolio companies totaling $176 million, on which $153 million was drawn. In addition, the Company has continuing obligations under the investment advisory agreement with the Manager and the administration agreement with the Administrator. The agreements provide that, absent willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, the Manager, the Administrator and its officers, managers, agents, employees, controlling persons, members and any other person or entity affiliated with them will be entitled to indemnification from the Company for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of the Manager’s or Administrator’s services under the agreements or otherwise as the Company’s investment adviser or administrator. The agreements also provide that the Manager, the Administrator and their affiliates will not be liable to the Company or any stockholder for any error of judgment, mistake of law, any loss or damage with respect to any of the Company’s investments, or any action taken or omitted to be taken by the Manager or the Administrator in connection with the performance of any of their duties or obligations under the agreements or otherwise as investment adviser or administrator to the Company, except to the extent specified in Section 36(b) of the 1940 Act concerning loss resulting from a breach of fiduciary duty with respect to the receipt of compensation for services. In the normal course of business, the Company enters into a variety of undertakings containing a variety of representations that may expose the Company to some risk of loss. The amount of future loss, if any arising from such undertakings, while not quantifiable, is not expected to be significant.

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

Note 10: Subsequent Events

In late July 2006, NGPC closed a $30 million Senior Secured Credit Facility (the “Facility”) with Rubicon Energy Partners, LLC (“Rubicon”), a private Fort Worth, Texas based oil and gas producer. NGPC acted as agent and sole lender for the Facility. Initial availability under the Facility is $23 million, with approximately $22 million funded at closing. The Facility is secured by first liens on substantially all of Rubicon’s properties. In addition to the Facility, NGPC, through its wholly owned subsidiary NGPC Asset Holdings II, LP, purchased 4,000 membership units in Rubicon, (the “Membership Units”), for $4 million, representing 50% of the outstanding Membership Units of Rubicon. Proceeds from the Facility and the sale of Membership Units will be used by Rubicon to acquire and develop oil and gas assets located in the Permian and Fort Worth Basins in Texas.

Additionally, Rabbit Island, LP has repaid its $25 million facility, $12.5 million net to NGPC, as a result of the sale of most of its oil and gas properties. The facility was fully drawn at the time the debt was repaid.

Following these transactions, NGPC has committed and made available for funding an approximate total of $191 million to ten portfolio companies, with approximately $167 million outstanding. Since inception, NGPC has funded a total of $214 million to portfolio companies representing 87% of its original $244 of equity capital, and received repayments of $46 million.

Note 11: Supplemental Disclosure of Cash Flow Information

Non-cash operating activities for the quarter ended June 30, 2006, included amortization of original issue discount of $180,963, depletion of basis in overriding royalty interests of $1,327, amortization of prepaid credit facility fees and insurance premiums of $170,655, payment-in-kind interest of $60,974, and payment-in-kind dividends of $60,998. Non-cash operating activities for the quarter ended June 30, 2005 included amortization of original issue discount of $24,557 and amortization of prepaid credit facility fees and insurance premiums of $171,267.

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

Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to energy companies, the level of acquisition and divestiture activity for such companies, the level and volatility of energy commodity prices, the general economic environment and the competitive environment for the types of investments we make. We believe that, for energy companies, the availability of debt capital from banks, mezzanine providers and alternative investment vehicles such as hedge funds has generally increased over the last twelve months and has put downward pressure on spreads. However, we do not expect this increased availability of capital to impair our ability to make good long-term investment decisions with our capital. We remain committed to ourunder writing and investment disciplines in selectively investing in appropriate risk-reward opportunities within the energy sector.

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

Portfolio and Investment Activity

During the three months ended June 30, 2006, we added two companies to our portfolio. In May, we acted as arranger and agent for an $85 million senior secured credit facility and a $10 million senior subordinated secured convertible term loan to Resaca Exploitation, LP, to acquire and develop oil and gas assets located in west Texas and New Mexico. The initial availability totaled approximately $76 million with an additional $10 million available under the convertible term loan. We have committed to fund 40%, or a total of $34 million, with the remaining commitments provided by other investors. As of June 30, 2006, our shares of the amounts funded were $24.88 million on the senior secured facility and $4 million on the term loan. In June, we closed a $12 million senior secured credit facility with Crossroads Energy, LP, to develop oil and gas assets located along the Gulf Coast of Texas. Initial availability under the facility is $2.4 million and as of June 30, 2006, $142,000 was drawn on the facility.

As of June 30, 2006 our portfolio was invested as follows: 20.4% in senior subordinated secured notes, 29.3% in senior secured multiple-advance term loans, 4.9% in senior secured revolving credit facilities, 0.8% in participating convertible preferred stock, 4.6% in senior notes, 7.3% in corporate notes, 31.2% in U.S. Treasury Bills, and 1.5% in cash and cash equivalents. At June 30, 2006, the weighted average yield on targeted portfolio investments, exclusive of capital gains, was 13.0%. The weighted average yield of our corporate notes was 5.4%. The weighted average yield of our U.S. Treasury Bills and cash equivalents was 4.4%. The weighted average yield on our total capital invested at June 30, 2006 was 9.6%. Yields are computed using interest rates as of the balance sheet date and include amortization of loan discount points, original issue discount and market premium or discount, weighted by their respective costs when averaged.

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

Investment income for the quarter ended June 30, 2006 was $6.0 million with $4.6 million attributable to targeted investments in portfolio companies and $1.4 million attributable to investments in cash equivalents and corporate notes. This compares to interest income for the quarter ended June 30, 2005 of $3.7 million with $2.0 million attributable to targeted investments in portfolio companies and $1.7 million attributable to investments in cash equivalents, agency notes and auction rate securities and corporate notes.

For the six months ended June 30, 2006, investment income increased by $3.2 million, or 41%, to $11.0 million from $7.8 million for the same period in 2005. For the six months ended June 30, 2006, we recorded $8.0 million attributable to targeted investments in portfolio companies and $3.0 million attributable to investments in cash equivalents and corporate notes. This compares to $4.8 million attributable to targeted investments in portfolio companies and $3.0 million attributable to investments in cash equivalents and corporate notes for the same period in 2005.

Operating Expenses

For the quarter ended June 30, 2006, operating expenses were $2.1 million compared to $1.8 million for the quarter ended June 30, 2005. The 2006 amount consisted of investment advisory and management fees of $1.1 million and insurance expenses, administrative services fees, professional fees, directors’ fees, organization costs and other general and administrative expenses of $1.0 million. In comparison, those amounts were $0.9 million and $0.9 million, respectively, for the quarter ended June 30, 2005.

For the six months ended June 30, 2006, operating expenses were $4.1 million compared to $3.4 million for the same period of 2005. The 2006 total is comprised of investment advisory and management fees of $2.2 million and insurance expenses, administrative services fees, professional fees, directors’ fees, organization costs and other general and administrative expenses of $1.9 million. In comparison, those amounts were $1.8 million and $1.6 million, respectively, for the six months ended June 30, 2005.

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

Net Investment Income

For the second quarter of 2006, net investment income was $3.9 million compared to $1.9 million for the same quarter of 2005 due to increased interest on the higher portfolio balances partially offset by higher management fees and general and administrative expenses. Net investment income for the six months ended June 30, 2006 was $6.9 million compared to $4.5 million for six months ended June 30, 2005.

Unrealized Appreciation or Depreciation on Investments

For the quarter ended June 30, 2006, net unrealized depreciation was ($1.4) million, compared to ($.1) million for the second quarter of 2005. The ($1.3) million increase is attributable to ($0.9) million in changes in market prices of our investments in senior notes and ($0.4) million in changes in market prices of our corporate notes. For the six months ended June 30, 2006, net unrealized depreciation was ($2.5) million compared to ($1.4) million for the same period of 2005 with the ($1.1) million increase due to ($1.0) million in changes in market prices of our investments in senior notes and ($0.1) million in changes in market prices of our corporate notes.

Net Realized Gains

No realized capital gains or losses were recorded for the quarter or six months ended June 30, 2006. For the quarter ended June 30, 2005, we realized a capital gain of $140,000 on the sale of $10 million in corporate notes. For the six months ended June 30, 2005, net realized capital gains were $144,000.

Net Increase in Stockholders’ Equity from Operations

For the quarter ended June 30, 2006, we had a net increase in stockholders’ equity (net assets) resulting from operations of $2.5 million, or $0.15 per share, compared to $1.9 million, or $0.11 per share for the quarter ended June 30, 2005. For the six months ended June 30, 2006, the net increase in stockholders’ equity (net assets) resulting from operations was $4.4 million, or $0.25 per share, compared to $3.2 million, or $0.18 per share for the six months ended June 30, 2005.

Financial Condition, Liquidity and Capital Resources

During the first six months of this fiscal year, we generated cash from operations, including interest earned on our portfolio securities, as well as our investments in corporate notes, U.S. government securities and other high quality debt securities that mature in one year or less. At June 30, 2006, we had cash and cash equivalents of $3.9 million, investments in U.S. Treasury Bills of $78.7 million and investments in corporate notes of $18.5 million.

As of June 30, 2006, the Company had investments in or commitments to fund loan facilities to ten portfolio companies totaling $176 million, on which $153 million was drawn. We expect to fund our investments in 2006 from the balance of the net proceeds from our IPO, income earned on our portfolio and temporary investments and from borrowings under our senior secured revolving credit facility. In May 2005, we entered into a senior credit facility having an initial term of one year providing for borrowings of up to $60 million. The Company has extended the stated maturity of the credit facility to September 29, 2006. The credit facility is secured by substantially all of our assets. Initially, the credit facility is collateralized by cash and cash equivalent investments and the interest rate applicable to borrowings is LIBOR plus 25 basis points. Once we are more fully invested, as long as the ratio of net asset value to total indebtedness is at least 3.5 to 1, the interest rate applicable to borrowings will be LIBOR plus a range of 125 to 250 basis points, depending on the ratio of total debt to net asset value. The credit facility contains covenants and events of default customary for financings of this type. The Credit Agreement will be used to supplement the Company’s equity capital to make additional portfolio investments. As of June 30, 2006, the Company had $7 million outstanding under the Credit Agreement. In the future, we may also fund a portion of our investments with issuances of equity or senior debt securities. We may also securitize a portion of our investments in mezzanine or senior secured loans or other assets. We expect our primary use of funds to be investments in portfolio companies, cash distributions to holders of our common stock and payment of fees and other operating expenses.

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

Portfolio Credit Quality

We maintain a system to evaluate the credit quality of our loans. This system is intended to reflect the performance of a portfolio company’s business, the collateral coverage of a loan, and other factors considered relevant. As of June 30, 2006, all of our investments in portfolio companies were performing satisfactorily; however, investments approximating $25 million have been placed on the Company’s watch list due to slower than expected development of the assets supporting the investments. We expect the assets to eventually perform as planned and believe there is adequate collateral coverage and little to no risk of loss of capital.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes from the information provided in Item 7.A of the Company’s Annual Report on Form 10-K for the year ended December 21, 2005.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain controls and procedures designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported on a timely basis and accumulated and made known to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on an evaluation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report conducted by our management, with the participation of the Chief Executive and Chief Financial Officers, the Chief Executive and Chief Financial Officers believe that these controls and procedures were effective as of June 30, 2006.

In evaluating changes in internal control over financial reporting during the quarter ended June 30, 2006, management identified no changes in its internal control over financial reporting that occurred during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a defendant in any material legal proceeding, nor to our knowledge, is any material legal proceeding threatened against us.

Item 1A. Risk Factors.

There have been no material changes to the Company’s risk factors as disclosed in Item 1A, “Risk Factors”, in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

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

During the first six months of 2006, we funded investments in portfolio companies in the amount of $59.1 million, paid management fees to our advisor in the amount of $1.5 million and general and administrative expenses of $1.9 million (including payments to the administrator). At June 30, 2006, we had cash and cash equivalents of $3.9 million, investments in U.S. Treasury Bills of $78.7 million, investments in corporate notes of $18.5 million, and targeted investments in portfolio companies of $151.9 million.

We did not repurchase any shares during the period covered by this report.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

(a)	The annual meeting of the shareholders of the Company was held on Wednesday, May 17, 2006.

(b)	Proxies were solicited by the Board of Directors of the Company pursuant to Regulation 14A under the Securities and Exchange Act of 1934; there was no solicitation in opposition to the Board of Directors’ nominees for director as listed in the proxy statement; and such nominees were duly elected as reported below.

(c)	Out of a total of 17,400,100 shares of the Company’s common stock outstanding and entitled to vote, 16,590,998 shares were present in person or by proxy, representing approximately 95% of the outstanding shares.

The Board is divided into three classes, which we refer to as Class I, Class II and Class III directors. The matter voted on by the shareholders at the 2006 annual meeting, as fully described in the proxy statement for the annual meeting, was the election of two Class II directors. The following table presents the number of shares voted for and withheld for each nominee for director.

NOMINEES FOR DIRECTOR	NUMBER OF VOTES FOR	NUMBER OF VOTES WITHHELD
David R. Albin	15,978,765	621,273
C. Kent Conine	15,955,435	644,603

The initial term of the Class I director, Edward W. Blessing, expires at the Company’s 2008 annual meeting of stockholders, and the initial terms of the Class III directors, Mr. Kenneth A. Hersh and Mr. James R. Latimer, III, expire at the Company’s 2007 annual meeting of stockholders.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

No.		Exhibit

3.1	-	Articles of Incorporation of NGP Capital Resources Company dated as of July 15, 2004 (filed as Exhibit (a)(1) to the Company’s Registration Statement on Form N-2 dated November 9, 2004 (Registration No. 333-118279) and incorporated herein by reference)

3.2	-	Articles of Amendment and Restatement of NGP Capital Resources Company dated as of October 29, 2004 (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference)

3.3	-	Bylaws of NGP Capital Resources Company (filed as Exhibit (b) to the Company’s Registration Statement on Form N-2 dated August 16, 2004 (Registration No. 333-118279) and incorporated herein by reference)

10.1	-	Investment Advisory Agreement dated as of November 9, 2004, between NGP Capital Resources Company and NGP Investment Advisor, LP (filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference)

10.2	-	Administration Agreement dated as of November 9, 2004, by and between NGP Capital Resources Company and NGP Administration, LLC (filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference)

10.3	-	License Agreement dated as of November 9, 2004, by and between NGP Capital Resources Company and Natural Gas Partners, LLC (filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference)

10.5	-	Form of Indemnity Agreement (filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference)

10.6	-	Revolving Credit Agreement dated as of May 16, 2005, by and between NGP Capital Resources Company, the lenders from time to time party hereto and SunTrust Bank (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, and incorporated herein by reference)

31.1	-	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Executive Officer

31.2	-	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Financial Officer

32.1	-	Section 1350 Certification by the Chief Executive Officer

32.2	-	Section 1350 Certification by the Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NGP CAPITAL RESOURCES COMPANY

By:	/s/ John H. Homier
John H. Homier
President and Chief Executive Officer

NGP CAPITAL RESOURCES COMPANY

By:	/s/ Stephen K. Gardner
Stephen K. Gardner
Chief Financial Officer and Treasurer

Date: August 7, 2006

Index to Exhibits

No.		Exhibit
3.1	-	Articles of Incorporation of NGP Capital Resources Company dated as of July 15, 2004 (filed as Exhibit (a)(1) to the Company’s Registration Statement on Form N-2 dated November 9, 2004 (Registration No. 333-118279) and incorporated herein by reference)

3.2	-	Articles of Amendment and Restatement of NGP Capital Resources Company dated as of October 29, 2004 (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference)

3.3	-	Bylaws of NGP Capital Resources Company (filed as Exhibit (b) to the Company’s Registration Statement on Form N-2 dated August 16, 2004 (Registration No. 333-118279) and incorporated herein by reference)

10.1	-	Investment Advisory Agreement dated as of November 9, 2004, between NGP Capital Resources Company and NGP Investment Advisor, LP (filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference)

10.2	-	Administration Agreement dated as of November 9, 2004, by and between NGP Capital Resources Company and NGP Administration, LLC (filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference)

10.3	-	License Agreement dated as of November 9, 2004, by and between NGP Capital Resources Company and Natural Gas Partners, LLC (filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference)

10.5	-	Form of Indemnity Agreement (filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference)

10.6	-	Revolving Credit Agreement dated as of May 16, 2005, by and between NGP Capital Resources Company, the lenders from time to time party hereto and SunTrust Bank (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, and incorporated herein by reference)

31.1	-	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Executive Officer

31.2	-	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Financial Officer

32.1	-	Section 1350 Certification by the Chief Executive Officer

32.2	-	Section 1350 Certification by the Chief Financial Officer