Form 10-Q
period 2006-09-30
NGP Capital Resources CO
filed 2006-11-07
CIK 1297704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2006

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

The number of shares of the registrant’s Common Stock, $.001 par value, outstanding as of November 6, 2006 was 17,400,100.

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED BALANCE SHEET

	September 30, 2006 (unaudited)	December 31, 2005 (audited)
Assets:
Investments in portfolio securities at fair value
(cost: $196,907,941 and $91,761,111, respectively)	$197,386,787	$92,847,043
Investments in corporate notes at fair value
(cost: $19,694,652 and $21,727,976, respectively)	17,381,000	20,537,900
Investments in U.S. Treasury Bills, at amortized cost
which approximates fair value	121,092,487	121,518,196
Total investments	335,860,274	234,903,139

Cash and cash equivalents, at cost which
approximates fair value	11,416,201	13,350,588
Accounts receivable	13,920	50,965
Interest receivable	1,132,786	609,545
Prepaid assets	1,316,424	576,029

Total assets	$349,739,605	$249,490,266

Liabilities and stockholders' equity (net assets):
Current Liabilities:
Accounts payable	$916,528	$407,580
Management and incentive fees payable	1,128,303	399,173
Dividends payable	4,350,025	4,785,028
Total current liabilities	6,394,856	5,591,781

Long-term debt	100,000,000	-

Total liabilities	106,394,856	5,591,781

Commitments and contingencies (Note 8)

Stockholders’ equity (net assets)
Common stock, $.001 par value, 250,000,000 shares
authorized; 17,400,100 issued and outstanding	17,400	17,400
Paid-in capital in excess of par	244,309,260	244,309,260
Undistributed net investment income (loss)	1,027,296	(324,031)
Undistributed net realized capital gain (loss)	(174,401)	-
Net unrealized appreciation (depreciation) of
portfolio securities and corporate notes	(1,834,806)	(104,144)

Total stockholders’ equity (net assets)	243,344,749	243,898,485

Total liabilities and stockholders' equity (net assets)	$349,739,605	$249,490,266

Net asset value per share	$13.99	$14.02

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED STATEMENT OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2006(unaudited)	September 30, 2005(unaudited)	September 30, 2006(unaudited)	September 30, 2005(unaudited)
Investment income
Interest income	$7,379,320	$4,338,322	$18,040,507	$12,183,087
Dividend income	-	-	60,998	-
Other income	177,634	101,000	451,261	101,000

	7,556,954	4,439,322	18,552,766	12,284,087

Operating expenses
Management fees	1,128,304	900,000	3,363,428	2,700,000
Organization costs	-	-	-	1,111
Professional fees	186,132	151,865	543,960	619,416
Insurance expense	144,234	144,248	432,823	432,407
Interest expense and fees	836,067	79,477	996,141	120,230
General and administrative expenses	523,084	346,798	1,599,028	1,108,141

Total operating expenses	2,817,821	1,622,388	6,935,380	4,981,305

Net investment income	4,739,133	2,816,934	11,617,386	7,302,782

Net realized capital gain (loss) on portfolio securities
and corporate notes	(174,401)	173,081	(174,401)	316,651
Net increase (decrease) in unrealized appreciation
(depreciation) on portfolio securities and corporate notes	775,859	403,219	(1,730,662)	(983,221)

Net increase in stockholders' equity
(net assets) resulting from operations	$5,340,591	$3,393,234	$9,712,323	$6,636,212

Net increase in stockholders' equity (net assets)
resulting from operations per common share	$0.31	$0.20	$0.56	$0.38

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (NET ASSETS)
(unaudited)

						Net Unrealized
						Appreciation	Total
				Undistributed	Undistributed	(Depreciation)	Stockholders'
	Common Stock		Paid-in Capital	Net Investment	Net Realized	of Portfolio Securities	Equity
	Shares	Amount	in Excess of Par	Income (Loss)	Capital Gain (Loss)	and Corporate Notes	(Net Assets)

Balance at December 31, 2005	17,400,100	$17,400	$244,309,260	$(324,031)	$-	$(104,144)	$243,898,485

Net increase (decrease) in
stockholders' equity (net assets)
resulting from operations	-	-	-	11,617,386	(174,401)	(1,730,662)	9,712,323

Dividends declared	-	-	-	(10,266,059)	-	-	(10,266,059)
Balance at September 30, 2006	17,400,100	$17,400	$244,309,260	$1,027,296	$(174,401)	$(1,834,806)	$243,344,749

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30, 2006	September 30, 2005
	(unaudited)	(unaudited)
Cash flows from operating activities

Net increase (decrease) in stockholders' equity (net assets) resulting from operations	$9,712,323	$6,636,212
Adjustments to reconcile net increase (decrease) in stockholders' equity (net assets)
resulting from operations to net cash used in operating activities:
Decrease (increase) in accounts receivable	37,045	(21,930)
(Increase) decrease in interest receivable	(523,241)	(318,284)
Decrease (increase) in investment balance due to payment-in-kind interest	(161,942)	-
Decrease (increase) in investment balance due to payment-in-kind dividend	(60,998)	-
Decrease (increase) in prepaid assets	(740,395)	287,232
Increase (decrease) in accounts payable	1,238,078	44,855
Net amortization of premiums, discounts and fees	(581,676)	(494,925)
Decrease (increase) in unrealized appreciation on portfolio securities and corporate notes	1,730,662	983,221
Purchase of investments in portfolio securities	(116,814,029)	(49,180,033)
Redemption of investments in portfolio securities	12,502,402	11,020,616
Net sale (purchase) of investments in agency and auction rate securities	-	41,301,002
Purchase of investments in corporate notes	-	(51,167,818)
Sale of investments in corporate notes	2,002,737	29,357,422
Net sale (purchase) of investments in U.S. Treasury Bills	425,709	(103,977,809)

Net cash provided by (used in) operating activities	(91,233,325)	(115,530,239)

Cash flows from financing activities

Draw on revolving credit facility	100,000,000	-
Offering costs from the issuance of common stock	-	(7,606)
Dividends paid	(10,701,062)	(4,263,025)

Net cash provided by (used in) financing activities	89,298,938	(4,270,631)

Net increase (decrease) in cash and cash equivalents	(1,934,387)	(119,800,870)
Cash and cash equivalents, beginning of the period	13,350,588	136,314,402

Cash and cash equivalents, end of period	$11,416,201	$16,513,532

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2006

Portfolio Company (1)	Energy Industry Segment	Investment (2) (4)	Principal	Cost	Fair Value (3)

TARGETED INVESTMENTS
Crescent Resources, LLC	Oil & Gas Production	Senior Subordinated-	$48,250,000	$47,618,792	$47,618,792
	and Development	Secured Term Loan
		(LIBOR + 9.5%, due 12/20/2008)

Venoco, Inc.	Oil & Gas Production	Senior Notes (7)	8,000,000	7,959,216	7,700,000
	and Development	(8.75%, due 12/15/2011)

Venoco, Inc.	Oil & Gas Production	Senior Notes (7)	4,000,000	3,932,442	3,850,000
	and Development	(8.75%, due 12/15/2011)

TierraMar Energy, LLC	Oil & Gas Production	Senior Secured	8,992,841	8,841,761	8,841,761
	and Development	Multiple-Advance Term Loan
		(LIBOR + 6%, due 5/13/2008)
		Overriding Royalty Interest (6)	20,000	18,691	200,000
		Warrants (5)	10,000	10,000	200,000

C-Gas, LLC	Oil & Gas Production	Senior Secured	21,843,015	21,531,674	21,531,674
	and Development	Multiple-Advance Term Loan
		(LIBOR + 5.5%, due 4/25/2009)
		Overriding Royalty Interest (6)	45,000	44,651	200,000

Atchee CBM, LLC	Oil & Gas Production	Senior Secured	2,083,036	2,046,181	2,046,181
	and Development	Multiple-Advance Term Loan
		(LIBOR + 5.5%, due 4/25/2009)
		Overriding Royalty Interest (5)(6)	5,000	5,000	5,000

Chroma Exploration & Production, Inc.	Oil & Gas Production	Senior Secured	15,000,000	14,768,320	14,768,320
	and Development	Multiple-Advance Term Loan
		(LIBOR + 6%, due 9/21/2008)
		Overriding Royalty Interest (6)	87,500	83,521	400,000

		8,377 Shares Series A Participating	-	2,094,248	2,094,248
		Convertible Preferred Stock
		8.11 Shares Common Stock	-	-	-

Piceance Basin Properties, LLC	Oil & Gas Production	Senior Secured	5,455,151	5,499,971	5,499,971
	and Development	Multiple-Advance Term Loan
		(11.3868%, due 10/31/2010)
		LLC Units (19,900 units)	-	40,876	18,243
		Warrants (5)	25,000	25,000	25,000

Resaca Exploitation, LP	Oil & Gas Production	Senior Secured	19,880,000	19,509,463	19,509,463
	and Development	Multiple-Advance Term Loan
		(LIBOR + 6.00%, due 5/01/2012)
		Overriding Royalty Interest (6)	30,000	30,000	30,000

		Senior Secured Term Loan	6,000,000	5,896,967	5,896,967
		(LIBOR + 9.00%, due 8/01/2007)
		Overriding Royalty Interest (6)	30,000	30,000	30,000

		Senior Subordinated-	4,000,000	4,000,000	4,000,000
		Secured Convertible Term Loan
		(6.00% Cash, 8.00% PIK, due 05/01/2012)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2006
(Continued)

Portfolio Company (1)	Energy Industry Segment	Investment (2) (4)	Principal	Cost	Fair Value (3)

Crossroads Energy, LP	Oil & Gas Production	Senior Secured	832,952	770,348	770,348
	and Development	Multiple-Advance Term Loan
		(LIBOR + 5.50% Cash, +7.5% PIK, due 6/29/2009)
		Overriding Royalty Interest (6)	10,000	10,000	10,000

Rubicon Energy Partners, LLC	Oil & Gas Production	Senior Secured	22,056,616	21,723,593	21,723,593
	and Development	Multiple-Advance Term Loan
		(LIBOR + 6.50%, due 7/25/2010)
		LLC Units (4,000 units )	-	4,000,000	4,000,000

BSR Alto, LLC	Oil & Gas Production	Senior Secured	1,268,124	1,112,717	1,112,717
	and Development	Multiple-Advance Term Loan
		(LIBOR + 5.50% Cash, +7.5% PIK, due 8/17/2009)
		Overriding Royalty Interest (6)	30,000	30,000	30,000
		Warrants (5)	10,000	10,000	10,000

BSR Loco Bayou, LLC	Oil & Gas Production	Senior Secured	2,075,202	1,872,290	1,872,290
	and Development	Multiple-Advance Term Loan
		(LIBOR + 5.50% Cash, +7.5% PIK, due 8/17/2009)
		Overriding Royalty Interest (5)(6)	20,000	20,000	20,000
		Warrants (5)	10,000	10,000	10,000

Nighthawk Transport I, LP	Oilfield Services	Senior Secured	2,333,333	2,298,967	2,298,967
		Term Loan A
		(LIBOR + 3.50%, due 6/15/2010)

		Second Lien	4,018,519	3,939,005	3,939,005
		Term Loan B
		(LIBOR + 8.00%, due 6/15/2011)

		Second Lien	3,195,844	3,124,023	3,124,023
		Delayed Draw Term Loan B
		(LIBOR + 8.00%, due 6/15/2011)
		Warrants (5)	224	224	224

Energy XXI Gulf Coast, Inc.	Oil & Gas Production	Second Lien Term Loan	14,000,000	14,000,000	14,000,000
	and Development	(LIBOR + 5.50%, due 4/04/2010)

Subtotal Targeted Investments (56.85% of total investments)				$196,907,941	$197,386,787

Issuing Company	Industry Segment	Investment (4)	Principal	Cost	Value

CORPORATE NOTES
Pioneer Nat Res	Energy	Senior Notes, 7.2%, due 2028	10,000,000	11,683,941	9,769,000
XTO Energy	Energy	Senior Notes, 5.0%, due 2015	8,000,000	8,010,711	7,612,000

Subtotal Corporate Notes ( 5% of total investments)				$19,694,652	$17,381,000

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2006
(Continued)

Issuing Company	Industry Segment	Investment	Principal	Cost	Value

GOVERNMENT SECURITIES
U.S. Treasury Bills	Government	U.S. Treasury Bills, 4.974%, due 11/24/2006	6,156,000	6,111,215	6,111,215
U.S. Treasury Bills	Government	U.S. Treasury Bills, 4.974%, due 11/24/2006	12,000,000	11,912,700	11,912,700
U.S. Treasury Bills	Government	U.S. Treasury Bills, 4.974%, due 11/24/2006	12,000,000	11,912,700	11,912,700
U.S. Treasury Bills	Government	U.S. Treasury Bills, 4.974%, due 11/24/2006	12,000,000	11,912,700	11,912,700
U.S. Treasury Bills	Government	U.S. Treasury Bills, 4.974%, due 11/24/2006	12,000,000	11,912,700	11,912,700
U.S. Treasury Bills	Government	U.S. Treasury Bills, 4.974%, due 11/24/2006	12,000,000	11,912,700	11,912,700
U.S. Treasury Bills	Government	U.S. Treasury Bills, 4.974%, due 11/24/2006	12,000,000	11,912,700	11,912,700
U.S. Treasury Bills	Government	U.S. Treasury Bills, 4.974%, due 11/24/2006	12,000,000	11,912,700	11,912,700
U.S. Treasury Bills	Government	U.S. Treasury Bills, 4.974%, due 11/24/2006	12,000,000	11,912,700	11,912,700
U.S. Treasury Bills	Government	U.S. Treasury Bills, 3.399%, due 10/05/2006	12,007,000	12,002,531	12,002,531
U.S. Treasury Bills	Government	U.S. Treasury Bills, 3.398%, due 10/05/2006	7,680,000	7,677,141	7,677,141

Subtotal Government Securities (34.86% of total investments)				$121,092,487	$121,092,487

CASH
Subtotal Cash (3.29% of total investments)				$11,416,201	$11,416,201

TOTAL INVESTMENTS, CASH AND CASH EQUIVALENTS				$349,111,281	$347,276,475

OTHER LIABILITIES IN EXCESS OF ASSETS					$(103,931,726)

NET ASSETS					$243,344,749

(1) None of our portfolio companies are controlled by or affiliated with us as defined by the Investment Company Act of 1940.
(2) Percentages represent interest rates in effect at September 30, 2006, and due dates represent the contractual maturity dates.
(3) Fair value of targeted investments is determined by or under the direction of the Board of Directors.
(4) All investments are in entities with primary operations in the United States of America.
(5) Non-income producing securities.
(6) Securities are subject to restrictions as to their sale.
(7) Upon the March 30, 2006 closing of Venoco, Inc.'s TexCal acquisition, Venoco Inc.'s senior notes became secured by second priority liens.

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED FINANCIAL HIGHLIGHTS
(unaudited)

	For the Nine	For the Nine		Period August 6, 2004
	Months Ended	Months Ended		(commencement of
	September 30, 2006	September 30, 2005	Year ended	operations) through
	(unaudited)	(unaudited)	December 31, 2005	December 31, 2004
Per Share Data

Net asset value, beginning of period	$14.02	$14.03	$14.03	$15.00

Underwriting discounts, commissions related
to initial public offering	-	-	-	(0.82)

Other costs related to initial public offering	-	-	-	(0.13)

Net asset value after initial public offering	14.02	14.03	14.03	14.05

Net investment income	0.67	0.42	0.60	(0.03)
Net realized and unrealized gain (loss) on portfolio securities and corporate notes	(0.11)	(0.04)	0.05	0.01

Net increase in net assets resulting from operations	0.56	0.38	0.65	(0.02)

Dividends declared	(0.59)	(0.39)	(0.66)	-

Net asset value, end of period	$13.99	$14.02	$14.02	$14.03

Market value, beginning of period	$13.13	$15.37	$15.37	$15.00
Market value, end of period	$14.59	$15.06	$13.13	$15.37
Market value return (1)	15.83%	0.54%	(10.67%)	2.47%
Net asset value return (1)	4.02%	2.53%	4.49%	(6.47%)

Ratios and Supplemental Data
($ and shares in thousands)

Net assets, end of period	$243,345	$243,968	$243,898	$244,039
Average net assets	$243,622	$244,004	$243,969	$76,367
Common shares outstanding at end of period	17,400	17,400	17,400	17,400
General and administrative expenses/average net assets (2)	1.96%	1.18%	1.31%	0.37%
Total operating expenses/average net assets (2)	3.81%	2.66%	2.83%	1.89%
Net investment income (loss)/average net assets (2)	6.38%	4.00%	4.27%	(0.77%)
Net increase (decrease) in net assets resulting from
operations/average net assets (2)	5.33%	3.64%	4.65%	(0.39%)
Portfolio turnover rate	5.13%	4.52%	13.77%	0.00%

(1) Return calculations assume reinvestment of dividends and are not annualized.
(2) Annualized for interim periods.

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

Note 1: Organization

NGP Capital Resources Company (the “Company”) was organized as a Maryland corporation in July 2004. The Company has elected to be treated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for tax purposes the Company has elected to be treated as a regulated investment company, (“RIC”), under the Internal Revenue Code of 1986, as amended (the “Code”) for 2005 and later years. The Company has several subsidiaries, all formed in 2005 and 2006, that are single member limited liability companies and wholly owned limited partnerships established to hold certain portfolio investments or provide services to the Company in accordance with specific rules prescribed for a company operating as a RIC. These subsidiaries are: NGPC Funding GP, LLC, a Texas limited liability company; NGPC Nevada, LLC, a Nevada limited liability company; NGPC Funding, LP, a Texas limited partnership; NGPC Asset Holdings GP, LLC, a Texas limited liability company; NGPC Asset Holdings, LP, a Texas limited partnership; NGPC Asset Holdings II, LP, a Texas limited partnership; and NGPC Asset Holdings III, LP, a Texas limited partnership. The Company consolidates the results of its subsidiaries for financial reporting purposes. The financial results of the Company's portfolio investments are not consolidated in the Company's consolidated financial statements.

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

Fee Income Recognition

Fees primarily include financial advisory, transaction structuring, loan administration, commitment and prepayment fees. Financial advisory fees represent amounts received for providing advice and analysis to companies and are recognized as earned when such services are performed provided collection is probable. Transaction structuring fees represent amounts received for structuring, financing, and executing transactions and are generally payable only if the transaction closes. Such fees are deferred and accreted into interest income over the life of the loan using the effective interest method. Commitment fees represent amounts received for committed funding and are generally payable whether or not the transaction closes. On transactions that close within the commitment period, commitment fees are deferred and accreted into interest income over the life of the loan using the effective interest method. Commitment fees on transactions that do not close are generally recognized over the time period the commitment is outstanding. Prepayment and loan administration fees are recognized as they are received. In the third quarter of 2006, the Company accreted approximately $310,712 of fee income into interest income, compared to accreted income of approximately $229,073 during the third quarter of 2005.

Dividends

Dividends to stockholders are recorded on the ex-dividend date. For tax purposes the Company intends to continue to qualify as a RIC under the Code for 2005 and later years. In order to maintain the Company’s status as a RIC, the Company is required to distribute at least 90% of its investment company taxable income. In addition, the Company must distribute at least 98% of its taxable income (both ordinary income and net capital gains) to avoid excise tax. The Company intends to make distributions to stockholders on a quarterly basis of amounts required to maintain our status as a RIC. The Company also intends to make distributions of net realized capital gains, if any, at least annually. However, the Company may in the future decide to retain capital gains for investment and designate such retained dividends as a deemed distribution. The amount to be paid out as a dividend is determined by the Board of Directors each quarter and is based on the annual taxable earnings estimated by the Manager. Based on that estimate, a dividend is declared each quarter and paid shortly thereafter.

For the period ending December 31, 2004, the Company was treated as a “C” corporation and had no taxable income and therefore did not declare a dividend for that period. On March 18, 2005, the Company declared a dividend of $0.12 per common share, which was paid in cash on April 15, 2005 to stockholders of record on March 31, 2005. On June 17, 2005, the Company declared a dividend of $0.125 per common share, which was paid on July 15, 2005 to stockholders of record on June 30, 2005. On September 19, 2005, the Company declared a dividend of $0.14 per common share, which was paid on October 14, 2005 to stockholders of record on September 30, 2005. On December 15, 2005, the Company declared a dividend of $0.275 per common share, which was paid on January 4, 2006 to stockholders of record on December 27, 2005. On March 10, 2006, the Company declared a dividend of $0.16 per common share which was paid on April 17, 2006 to shareholders of record on March 31, 2006. On June 14, 2006, the Company declared a dividend of $0.18 per common share which was paid on July 14, 2006 to shareholders of record on June 30, 2006. On September 14, 2006, the Company declared a dividend of $0.25 per common share which was paid on October 13, 2006 to shareholders of record on September 29, 2006.

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

For the June 2005 dividend, holders of 1,215,870 shares, or approximately 7.0% of outstanding shares, participated in the dividend reinvestment plan. As a result, of the $2,175,013 total amount distributed, $151,984 was used by the dividend reinvestment plan agent to acquire shares in the open market for credit to the accounts of the plan participants. For the September 2005 dividend, holders of 1,488,904 shares, or approximately 8.6% of outstanding shares, participated in the dividend reinvestment plan. As a result, of the $2,436,014 total amount distributed, $208,447 was used by the dividend reinvestment plan agent to acquire shares in the open market for credit to the accounts of the plan participants. For the December 2005 dividend, holders of 1,660,140 shares, or approximately 9.5% of outstanding shares, participated in the dividend reinvestment plan. As a result, of the $4,785,028 total amount distributed, $456,540 was used by the dividend reinvestment plan agent to acquire shares in the open market for credit to the accounts of the plan participants. As of March 31, 2006, holders of 1,618,940 shares, or approximately 9.3% of outstanding shares, were participants in the Company’s dividend reinvestment plan. As a result, of the $2,784,016 total amount distributed, $259,030 was used by the dividend reinvestment plan agent to acquire shares in the open market for credit to the accounts of the plan participants. As of June 30, 2006, holders of 1,410,227 shares, or approximately 8.1% of outstanding shares, were participants in the Company’s dividend reinvestment plan. As a result, of the $3,132,018 total amount distributed, $253,841 was used by the dividend reinvestment plan agent to acquire shares in the open market for credit to the accounts of the plan participants. As of September 30, 2006, holders of 1,270,634 shares, or approximately 7.3% of outstanding shares, were participants in the Company’s dividend reinvestment plan. As a result, of the $4,350,025 total amount distributed, $317,659 was used by the dividend reinvestment plan agent to acquire shares in the open market for credit to the accounts of the plan participants.

Note 3: Credit Facility

On August 31, 2006, the Company simultaneously repaid its original credit facility and entered into an Amended and Restated Revolving Credit Agreement (the “Investment Credit Agreement”), among the Company, the lenders party thereto and SunTrust Bank, as administrative agent for the lenders. Also on August 31, 2006, the Company entered into a Treasury Secured Revolving Credit Agreement (the “Treasury Credit Agreement”), among the Company, the lenders party thereto and SunTrust Bank, as administrative agent for the lenders.

Under the Investment Credit Agreement, the lenders have agreed to extend revolving credit to the Company in an amount not to exceed $80,000,000, which includes a $10,000,000 letter of credit subfacility; however, the Company has the ability to increase the credit available under the Investment Credit Agreement to an amount not to exceed $175,000,000 by obtaining additional commitments from existing lenders or new lenders. The Investment Credit Agreement has a three year term and bears interest, at the Company’s option, at either (i) LIBOR plus 125 to 225 basis points, based on the degree of leverage of the Company or (ii) the base rate plus 25 to 75 basis points, based on the degree of leverage of the Company. Proceeds from the Investment Credit Agreement will be used to supplement the Company’s equity capital to make portfolio investments.

The obligations under the Investment Credit Agreement are collateralized by substantially all of the Company’s assets, except certain assets that secure the Treasury Credit Agreement and are guaranteed by the Company’s existing and future subsidiaries, other than special purpose subsidiaries and certain other subsidiaries. The Investment Credit Agreement contains affirmative and reporting covenants and certain financial ratio and restrictive covenants, including: (a) maintaining a ratio of net asset value to consolidated total indebtedness (excluding net hedging liabilities) of the Company and its subsidiaries, of not less than 2.25:1.0, (b) maintaining a ratio of net asset value to consolidated total indebtedness (including net hedging liabilities) of the Company and its subsidiaries, of not less than 2.0:1.0, (c) maintaining a ratio of net income (excluding revenue from collateral under the Treasury Credit Agreement) plus interest, taxes, depreciation and amortization expenses (“EBITDA”) to interest expense (excluding interest on loans under the Treasury Credit Agreement) of the Company and its subsidiaries of not less than 3.0:1.0, (d) limitations on additional indebtedness, (e) limitations on liens, (f) limitations on mergers and other fundamental changes, (g) limitations on dividends, (h) limitations on disposition of assets other than in the normal course of business, (i) limitations on transactions with affiliates, (j) limitations on agreements that prohibit liens on properties of the Company and its subsidiary guarantors, (k) limitations on sale and leaseback transactions, (l) limitations on speculative hedging transactions, and (m) limitations on the aggregate amount of unfunded commitments.

Under the Treasury Credit Agreement, the lenders have agreed to extend revolving credit loans to the Company in an amount not to exceed $100,000,000. Proceeds from the Treasury Credit Agreement will be used to facilitate the growth of the Company’s investment portfolio and provide flexibility in the sizing of its portfolio investments. The Treasury Credit Agreement has a three year term and bears interest, at the Company’s option, at either (i) LIBOR plus 25 basis points or (ii) the base rate. As of September 30, 2006, the interest rate was 5.58% (LIBOR rate of 5.33% plus 25 basis points) on our $100 million outstanding balance under the Treasury Credit Agreement. Prepayments of loans under the Treasury Credit Agreement made during the first year are subject to a premium equal to 1% of the amount so prepaid.

The obligations under the Treasury Credit Agreement are collateralized by certain securities accounts assets and are guaranteed by the Company’s existing and future subsidiaries, other than special purpose subsidiaries and certain other subsidiaries. The Treasury Credit Agreement contains affirmative and reporting covenants and certain financial ratio and restrictive covenants, including: (a) maintaining a ratio of net asset value to consolidated total indebtedness (excluding net hedging liabilities) of the Company and its subsidiaries, of not less than 2.25:1.0, (b) maintaining a ratio of net asset value to consolidated total indebtedness (including net hedging liabilities) of the Company and its subsidiaries, of not less than 2.0:1.0, (c) maintaining a ratio of EBITDA (excluding revenue from cash collateral) to interest expense (excluding interest on loans under the Treasury Credit Agreement) of the Company and its subsidiaries of not less than 3.0:1.0, (d) maintaining a ratio of collateral to the aggregate principal amount of loans under the Treasury Credit Agreement of not less than 1.01:1.0, (e) limitations on additional indebtedness, (f) limitations on liens, (g) limitations on mergers and other fundamental changes, (h) limitations on dividends, (i) limitations on disposition of assets other than in the normal course of business, (j) limitations on transactions with affiliates, (k) limitations on agreements that prohibit liens on properties of the Company and its subsidiary guarantors, (l) limitations on sale and leaseback transactions, (m) limitations on speculative hedging transactions, and (n) limitations on the aggregate amount of unfunded commitments.

The Company has borrowed $100,000,000 as of September 30, 2006 under the Treasury Credit Agreement. From time to time, certain of the lenders may provide customary commercial and investment banking services to the Company.

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

Under the investment advisory agreement, beginning on December 1, 2005 and thereafter, the base management fee is calculated for each quarter as 0.45% of the average value of the Company’s total assets on the last day of the quarter for the two most recently completed fiscal quarters. Prior to December 1, 2005, the quarterly base management fee was equal to the lesser of $900,000, or 0.375% of such average. For services provided under the investment advisory agreement from November 9, 2004 through and including November 30, 2005, the base management fee was payable monthly in arrears. For services provided under the investment advisory agreement after that time, the base management fee is payable quarterly in arrears. Until June 30, 2005 (completion of two full fiscal quarters after the closing of the offering), the total assets upon which the quarterly base management fee was calculated was equal to the net proceeds of the offering. Thereafter, the base management fee was calculated based on the average value of the Company’s total assets at the end of the two most recently completed fiscal quarters.

The $1,128,303 payable to the Manager as of September 30, 2006 was for the base management fee for the third quarter of 2006.

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

The second part of the incentive fee (the “Capital Gains Fee”) is determined and payable in arrears as of the end of each fiscal year (or upon termination of the investment advisory agreement, as of the termination date), and equals (1) 20% of (a) the Company’s net realized capital gain (realized capital gains less realized capital losses) on a cumulative basis from the closing date of the Company’s initial public offering to the end of such fiscal year, less (b) any unrealized capital depreciation at the end of such fiscal year, less (2) the aggregate amount of all Capital Gains Fees paid to the Manager in prior fiscal years. The $29,655 capital gains incentive fee earned for the year 2005 was paid to the Manager in March 2006 pursuant to the terms of the agreement. There have been no capital gains incentive fees earned for the nine months ended September 30, 2006.

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

Of the $916,528 in accounts payable as of September 30, 2006, $156,041 is due to the Administrator for expenses incurred on the Company’s behalf for the month of September 2006.

Note 6: Organizational Expenses and Offering Costs

A portion of the net proceeds of the offering were used for organizational expenses and offering costs of approximately $705,000 and $2,308,000, respectively, recognized in fiscal year 2004. For the year 2005, the Company recognized organizational expenses and offering costs of approximately $1,100 and $7,600, respectively. Organizational expenses were expensed as incurred. Offering costs were charged to paid-in capital in excess of par. There were no organizational expenses or offering costs incurred for the nine months ended September 30, 2006.

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

Differences between the effective income tax rate and the statutory Federal tax rate for the periods ending September 30, 2006 and September 30, 2005 were as follows:

	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2006	September 30, 2005
	(unaudited)	(unaudited)

Statutory federal rate on loss from continuing operations	34%	34%
Effect of net deferred tax assets	(34%)	(34%)

Effective tax rate on earnings from continuing operations	0%	0%

The tax effects of temporary differences that give rise to the deferred tax assets and liabilities are as follows:

	September 30, 2006
	(unaudited)	December 31, 2005

Deferred tax assets:
Net operating loss carry forwards	$157,862	$157,862
Net organization costs	135,793	171,739
Total gross deferred tax assets	293,655	329,601
Less valuation allowance	(293,655)	(329,601)
Net deferred tax assets	-	-

Deferred tax liabilities:
Unrealized gains, net	-	-
Prepaid expenses	-	-
Total gross deferred tax liabilities	-	-

Net deferred tax assets	$-	$-

The Company’s consolidated subsidiary, NGPC Asset Holdings, LP, (“NGPCAH”) is subject to federal income taxes. For the period ended September 30, 2006, NGPCAH operated at a profit. However, as management believes that NGPCAH will not generate taxable income for the tax year ended December 31, 2006 no provision for income taxes has been recorded for the period ended September 30, 2006.

Note 8: Commitments and Contingencies

As of September 30, 2006, the Company had investments in or commitments to fund loan facilities to fourteen portfolio companies totaling $234 million, on which $199 million was drawn. In addition, the Company has continuing obligations under the investment advisory agreement with the Manager and the administration agreement with the Administrator. The agreements provide that, absent willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, the Manager, the Administrator and its officers, managers, agents, employees, controlling persons, members and any other person or entity affiliated with them will be entitled to indemnification from the Company for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of the Manager’s or Administrator’s services under the agreements or otherwise as the Company’s investment adviser or administrator. The agreements also provide that the Manager, the Administrator and their affiliates will not be liable to the Company or any stockholder for any error of judgment, mistake of law, any loss or damage with respect to any of the Company’s investments, or any action taken or omitted to be taken by the Manager or the Administrator in connection with the performance of any of their duties or obligations under the agreements or otherwise as investment adviser or administrator to the Company, except to the extent specified in Section 36(b) of the 1940 Act concerning loss resulting from a breach of fiduciary duty with respect to the receipt of compensation for services. In the normal course of business, the Company enters into a variety of undertakings containing a variety of representations that may expose the Company to some risk of loss. The amount of future loss, if any arising from such undertakings, while not quantifiable, is not expected to be significant.

Note 9: Reclassifications

GAAP requires that certain components of net assets be adjusted to reflect permanent differences between financial and tax reporting. These reclassifications have no effect on total net assets or net asset value per share. At December 31, 2005, $586,225 has been reclassified from Undistributed net investment income (loss) to Paid-in capital in excess of par. These reclassifications are primarily due to organization costs.

Note 10: Supplemental Disclosure of Cash Flow Information

Non-cash operating activities for the nine months ended September 30, 2006, included amortization of original issue discount of $584,608, depletion of basis in overriding royalty interests of $2,932, amortization of prepaid credit facility fees and insurance premiums of $549,519, payment-in-kind interest income of $161,942 and payment-in-kind dividend income of $60,998. Non-cash operating activities for the nine months ended September 30, 2005 included amortization of original issue discount of $495,010, depletion of basis in overriding royalty interests of $85, amortization of prepaid credit facility fees and insurance premiums of $513,164.

Note 11: Subsequent Event

On October 25, 2006, the Board of Directors, including all of the independent directors, approved an extension of the Investment Advisory Agreement and the Administration Agreement through November 9, 2007.

Note 12: New Accounting Pronouncements

The Financial Accounting Standards Board recently issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. FIN 48 interprets FASB Statement No. 109 and sets forth standards for determining the recognition and measurement of income tax positions for financial reporting purposes. FIN 48 is generally effective for fiscal years beginning after December 15, 2006. The Company is currently reviewing the requirements of FIN 48 to determine the effect, if any, on its financial position or results of operations.

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards (“FAS”) No. 157, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The Statement clarifies that the exchange price is the price in an orderly transaction between participants to sell an asset or liability, and focuses on the price that would be received rather than the price that would be paid. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, although earlier application is encouraged. The Company is currently reviewing the requirements of FAS 157 to determine the effect, if any, on its financial position or results of operations.

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

Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to energy companies, the level of acquisition and divestiture activity for such companies, the level and volatility of energy commodity prices, the general economic environment and the competitive environment for the types of investments we make. We believe that, for energy companies, the availability of debt capital from banks, mezzanine providers and alternative investment vehicles such as hedge funds has remained strong over the last twelve months and has put downward pressure on spreads. However, we do not expect this increased availability of capital to impair our ability to make good long-term investment decisions with our capital. We remain committed to our underwriting and investment disciplines in selectively investing in appropriate risk-reward opportunities within the energy sector.

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

Portfolio and Investment Activity

During the three months ended September 30, 2006, we added five companies to our portfolio. One company repaid its facility, resulting in a net increase of four portfolio companies for the quarter. In July, we closed a $30 million senior secured credit facility with Rubicon Energy Partners, LLC, to acquire and develop oil and gas assets located in the Permian and Fort Worth Basins in Texas. Initial availability under the facility was $23 million, and as of September 30, 2006, $22 million was drawn. In addition to the facility, NGPC, through its wholly-owned subsidiary NGPC Asset Holdings II, LP, purchased 4,000 membership units of Rubicon for a total of $4 million. Also in July, Rabbit Island, LP repaid its fully drawn $25 million facility, $12.5 million net to NGPC, with the proceeds from the sale of certain of its oil and gas properties.

In August we closed a $15 million senior secured credit facility with BSR Loco Bayou, LLC to acquire and develop East Texas oil and gas assets. As part of the transaction, NGPC received warrants in the company and an overriding royalty interest in certain of its properties. Initial availability was $12 million, and as of September 30, 2006, approximately $2 million was drawn on the facility. Also in August, we closed a $15 million senior secured credit facility with BSR Alto, LLC and received warrants in the company and an overriding royalty interest in certain of its East Texas properties. Initial availability was $8 million, and as of September 30, 2006, approximately $1.3 million was drawn on the facility. We also closed on a participation in the syndicate of an $82 million senior secured credit facility with Nighthawk Transport I, LP, purchasing the notes from a private investment firm which acted as agent for the facility. NGPC’s portion of the initial availability was $10 million, and as of September 30, 2006, approximately $9.5 million was drawn on the facility. As part of the transaction, NGPC received warrants in Nighthawk.

In September, NGPC participated in a $325 million second lien term loan for Energy XXI Gulf Coast, Inc. NGPC committed and funded $14 million in the syndicated term loan which will be used for acquisitions and to refinance existing indebtedness.

As of September 30, 2006 our portfolio was invested as follows: 30.8% in senior secured term loans, 24.2% in senior subordinated secured notes, 0.6% in participating convertible preferred stock, 5.0% in corporate notes, 1.2% in LLC units, 34.9% in U.S. Treasury Bills, and 3.3% in cash and cash equivalents. At September 30, 2006, the weighted average yield on targeted portfolio investments, exclusive of capital gains, was 12.5%. The weighted average yield of our corporate notes was 5.5%. The weighted average yield of our U.S. Treasury Bills and cash equivalents was 4.7%. The weighted average yield on our total capital invested at September 30, 2006 was 9.2%. Yields are computed using interest rates as of the balance sheet date and include amortization of loan discount points, original issue discount and market premium or discount, weighted by their respective costs when averaged.

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

Investment income for the quarter ended September 30, 2006 was $7.6 million with $6.0 million attributable to targeted investments in portfolio companies and $1.6 million attributable to investments in cash equivalents and corporate notes. This compares to investment income for the quarter ended September 30, 2005 of $4.4 million with $2.9 million attributable to targeted investments in portfolio companies and $1.5 million attributable to investments in cash equivalents, agency notes and auction rate securities and corporate notes.

For the nine months ended September 30, 2006, investment income increased by $6.3 million, or 51%, to $18.6 million from $12.3 million for the same period in 2005. For the nine months ended September 30, 2006, we recorded $13.9 million attributable to targeted investments in portfolio companies and $4.7 million attributable to investments in cash equivalents and corporate notes. This compares to $7.7 million attributable to targeted investments in portfolio companies and $4.6 million attributable to investments in cash equivalents and corporate notes for the same period in 2005.

Operating Expenses

For the quarter ended September 30, 2006, operating expenses were $2.8 million compared to $1.6 million for the quarter ended September 30, 2005. The 2006 amount consisted of investment advisory and management fees of $1.1 million, insurance expenses, administrative services fees, professional fees, directors’ fees, organization costs and other general and administrative expenses of $0.9 million and credit facility interest and fees of $0.8 million. In comparison, for the quarter ended September 30, 2005, investment advisory and management fees were $0.9 million, insurance expenses, administrative services fees, professional fees, directors’ fees, organization costs and other general and administrative expenses were $0.6 million and credit facility fees were $0.1 million. There were no amounts drawn on the credit facility until the second quarter of 2006.

For the nine months ended September 30, 2006, operating expenses were $6.9 million compared to $5.0 million for the same period of 2005. The 2006 total is comprised of investment advisory and management fees of $3.4 million, insurance expenses, administrative services fees, professional fees, directors’ fees, organization costs and other general and administrative expenses of $2.5 million and credit facility interest and fees of $1.0 million. In comparison, those amounts were $2.7 million, $2.2 million and $0.1 million, respectively, for the nine months ended September 30, 2005. There were no amounts drawn on the credit facility until the second quarter of 2006.

Operating expenses for the three and nine month periods include our allocable portion of the total organizational and operating expenses incurred by us, our Manager, and our Administrator, as determined by our Board of Directors and representatives of our Manager and our Administrator. In addition, according to the terms of the investment advisory agreement, beginning on December 1, 2005 and thereafter the base management fee is calculated quarterly as 0.45% of the average of the total assets of the Company as of the end of the two previous quarters, an increase from the lesser of $900,000 or 0.375% of such average.

Net Investment Income

For the third quarter of 2006, net investment income was $4.7 million compared to $2.8 million for the same quarter of 2005, primarily due to increased interest on the higher portfolio balances partially offset by higher management fees and general and administrative expenses. Net investment income for the nine months ended September 30, 2006 was $11.6 million compared to $7.3 million for nine months ended September 30, 2005.

Unrealized Appreciation or Depreciation on Investments

For the quarter ended September 30, 2006, net unrealized appreciation was $0.8 million, compared to $0.4 million net unrealized appreciation for the third quarter of 2005. The $0.4 million increase is attributable to ($0.9) million in changes in market prices of our investments in senior notes and $1.3 million in changes in market prices of our corporate notes. For the nine months ended September 30, 2006, net unrealized depreciation was ($1.7) million compared to ($1.0) million for the same period of 2005 with the ($0.7) million decrease due to ($1.1) million in changes in market prices of our investments in senior notes, $0.3 million in changes in market prices of our corporate notes, and $0.1 million in net changes to the valuations of our warrants and overriding royalty interests.

Net Realized Gains

For the quarter and nine months ended September 30, 2006, we realized a capital loss of $174,401 on the sale of $2 million in corporate notes. For the quarter ended September 30, 2005, we realized a capital gain of $173,081 on the sale of $15 million in corporate notes. For the nine months ended September 30, 2005, net realized capital gains were $316,651 from the sale of $25 million in corporate notes.

 Net Increase in Stockholders’ Equity from Operations

For the quarter ended September 30, 2006, we had a net increase in stockholders’ equity (net assets) resulting from operations of $5.3 million, or $0.31 per share, compared to $3.4 million, or $0.20 per share for the quarter ended September 30, 2005. For the nine months ended September 30, 2006, the net increase in stockholders’ equity (net assets) resulting from operations was $9.7 million, or $0.56 per share, compared to $6.6 million, or $0.38 per share for the nine months ended September 30, 2005.

Financial Condition, Liquidity and Capital Resources

During the first nine months of this fiscal year, we generated cash from operations, including interest earned on our portfolio securities, as well as our investments in corporate notes, U.S. government securities and other high quality debt securities that mature in one year or less. At September 30, 2006, we had cash and cash equivalents of $11.4 million, investments in U.S. Treasury Bills of $121.1 million and investments in corporate notes of $17.4 million.

As of September 30, 2006, the Company had investments in or commitments to fund loan facilities to fourteen portfolio companies totaling $234 million, of which $199 million was drawn. We expect to fund our investments in 2006 from the balance of the net proceeds from our IPO, income earned on our portfolio and temporary investments and from borrowings under our two new syndicated credit facilities.

In August, 2006, we simultaneously repaid our original credit facility and entered into two new syndicated credit facilities totaling $180 million, with SunTrust Bank as the administrative agent, each with a three year term. The first facility, the Senior Secured Revolving Credit Facility (the “Investment Facility”) has an initial availability of $80 million with the ability to increase availability to $175 million over time. Proceeds from the Investment Facility will be used to supplement the Company’s equity capital in making portfolio investments. Interest on the Investment Facility will be charged at either (i) LIBOR plus 125 to 225 basis points, based on the Company’s outstanding borrowings, or (ii) the higher of the lender prime rate plus 25 to 75 basis points or the federal funds rate plus 50 basis points. The second facility, the Senior Treasury Secured Revolving Credit Facility (the “Treasury Facility”) permits the Company to borrow up to $100 million. Proceeds from the Treasury Facility will be used to facilitate the growth of the Company’s investment portfolio and provide flexibility in the sizing of its portfolio investments. Interest on the Treasury Facility will be charged at either (i) LIBOR plus 25 basis points, or (ii) the higher of the lender prime rate or the federal funds rate plus 50 basis points. The credit facilities are secured by substantially all of our assets. As of September 30, 2006, the Company had $100 million outstanding under the Treasury Facility and zero outstanding under the Investment Facility. In the future, we may also fund a portion of our investments with issuances of equity or senior debt securities. We may also securitize a portion of our investments in mezzanine or senior secured loans or other assets. We expect our primary use of funds to be investments in portfolio companies, cash distributions to holders of our common stock and payment of fees and other operating expenses.

Dividends

We intend to be taxed as a regulated investment company under Subchapter M of the Code for 2005 and beyond. As a RIC, we will be required to distribute annually at least 90% of our investment company taxable income and at least 98% of our capital gain net income to avoid excise tax. We intend to make distributions to our stockholders on a quarterly basis of amounts required to maintain our status as a RIC. We also currently intend to make distributions of net realized capital gains, if any, at least annually. However, we may in the future decide to retain capital gains for investment and designate such retained dividends as a deemed distribution.

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

Portfolio Credit Quality

We maintain a system to evaluate the credit quality of our loans. This system is intended to reflect the performance of a portfolio company’s business, the collateral coverage of a loan, and other factors considered relevant. As of September 30, 2006, all of our investments in portfolio companies were performing satisfactorily. Investments approximating $41 million, or approximately 21% of the $199 million outstanding targeted investments, have been placed on the Company’s watch list due to slower than expected development of the assets supporting the investments. We expect the assets to eventually perform as planned and believe there is adequate collateral coverage and little to no risk of loss of capital.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes from the information provided in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain controls and procedures designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported on a timely basis and accumulated and made known to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on an evaluation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report conducted by our management, with the participation of the Chief Executive and Chief Financial Officers, the Chief Executive and Chief Financial Officers believe that these controls and procedures were effective as of September 30, 2006.

In evaluating changes in internal control over financial reporting during the quarter ended September 30, 2006, management identified no changes in its internal control over financial reporting that occurred during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

During the first nine months of 2006, we funded investments in portfolio companies in the amount of $116.8 million, paid management fees to our advisor in the amount of $2.6 million and general and administrative expenses of $3.6 million (including payments to the administrator). At September 30, 2006, we had cash and cash equivalents of $11.4 million, investments in U.S. Treasury Bills of $121.1 million, investments in corporate notes of $17.4 million, and targeted investments in portfolio companies of $197.4 million.

We did not repurchase any shares during the period covered by this report.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Other Information.

Not applicable.

Item 5. Exhibits.

No.		Exhibit

3.1	-
Articles of Amendment and Restatement of NGP Capital Resources Company dated as of October 29, 2004  (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference)

3.2	-
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

10.4	-	Form of Indemnity Agreement (filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference)

10.5	-
Revolving Credit Agreement dated as of May 16, 2005, by and between NGP Capital Resources Company, the lenders from time to time party thereto and SunTrust Bank (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, and incorporated herein by reference)

10.6	-	Amended and Restated Revolving Credit Agreement dated as of August 31, 2006, by and between NGP Capital Resources Company, the lenders from time to time party thereto and SunTrust Bank

10.7	-	Treasury Secured Revolving Credit Agreement dated as of August 31, 2006, by and between NGP Capital Resources Company, the lenders from time to time party thereto and SunTrust Bank

31.1	-	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Executive Officer

31.2	-	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Financial Officer

32.1	-	Section 1350 Certification by the Chief Executive Officer

32.2	-	Section 1350 Certification by the Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NGP CAPITAL RESOURCES COMPANY

By: /s/ John H. Homier

John H. Homier
President and Chief Executive Officer

NGP CAPITAL RESOURCES COMPANY

By: /s/ Stephen K. Gardner

Stephen K. Gardner
Chief Financial Officer, Treasurer and Secretary

Date: November 6, 2006

Index to Exhibits

No.		Exhibit

3.1	-
Articles of Amendment and Restatement of NGP Capital Resources Company dated as of October 29, 2004  (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference)

3.2	-
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

10.4	-	Form of Indemnity Agreement (filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference)

10.5	-
Revolving Credit Agreement dated as of May 16, 2005, by and between NGP Capital Resources Company, the lenders from time to time party thereto and SunTrust Bank (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, and incorporated herein by reference)

10.6	-	Amended and Restated Revolving Credit Agreement dated as of August 31, 2006, by and between NGP Capital Resources Company, the lenders from time to time party thereto and SunTrust Bank

10.7	-	Treasury Secured Revolving Credit Agreement dated as of August 31, 2006, by and between NGP Capital Resources Company, the lenders from time to time party thereto and SunTrust Bank

31.1	-	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Executive Officer

31.2	-	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Financial Officer

32.1	-	Section 1350 Certification by the Chief Executive Officer

32.2	-	Section 1350 Certification by the Chief Financial Officer