Form 10-K
period 2006-12-31
NGP Capital Resources CO
filed 2007-03-09
CIK 1297704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
_______________
Commission file number: 814-00672

NGP Capital Resources Company
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	20-1371499 (I.R.S. employer identification number)
1221 McKinney Street, Suite 2975 Houston, Texas (Address of principal executive offices)	77010 (Zip Code)

(713) 752-0062
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $.001 per share	The NASDAQ Stock Market LLC
(Title of class)	(Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐  No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐  No ☒
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
Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒
As of June 30, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $251,643,315 based on the closing sale price as reported by The NASDAQ Stock Market (“NASDAQ”) on their website at www.nasdaq.com.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 8, 2007
Common Stock, $.001 par value per share	17,422,268 shares

DOCUMENTS INCORPORATED BY REFERENCE
Document	Parts Into Which Incorporated
Annual Report to Stockholders for the Fiscal Year Ended December 31, 2006 (Annual Report)	Parts I and II
Proxy Statement for the Annual Meeting of Stockholders to be held May 16, 2007 (Proxy Statement)	Part III

PART I.

Item 1.   Business.

Introduction

NGP Capital Resources Company

We are a financial services company organized in July 2004 as a Maryland corporation to invest primarily in small and mid-size private energy companies, which we generally define as companies that have net asset values or annual revenues of less than $500 million and are not issuers of publicly traded securities. Our investment objective is to generate both current income and capital appreciation primarily through debt investments with certain equity components. We are classified as a business development company under the Investment Company Act of 1940 (the “1940 Act”). In addition, for tax purposes we have elected to be treated as a regulated investment company, or RIC, under the Internal Revenue Code of 1986 (the “Code”), for 2005 and later years, as amended.

A key focus area for our targeted investments in the energy industry is domestic exploration and production (“E&P”) businesses and midstream businesses that gather, process and transport oil and gas. We also evaluate investment opportunities in such businesses as coal, power, electricity, energy services and alternative energy. Our investments will generally range in size from $10 million to $50 million, although a few investments may be substantially in excess of this range. Our targeted investments primarily consist of debt instruments, including senior and subordinated loans combined in one facility with an equity component, subordinated loans and subordinated loans with equity components, preferred stock or similar securities and, to a limited extent, equity securities.

Our Manager

Our operations are conducted by our external manager, NGP Investment Advisor, LP (the “Manager”), pursuant to an investment advisory agreement between us. Our Manager is owned by NGP Energy Capital Management, LLC (“NGP”) and our Administrator, NGP Administration, LLC, (our “Administrator”). NGP manages the Natural Gas Partners private equity funds (“NGP Funds”), which have specialized in providing equity capital to the energy industry since November 1988. Kenneth A. Hersh and David R. Albin, who serve on our Board of Directors, have directed the investment of the NGP Funds during the nineteen year period since the inception of the initial fund.

Our Manager’s day-to-day operations are directed by our executive officers: John H. Homier, President and Chief Executive Officer; Stephen K. Gardner, Chief Financial Officer, Secretary and Treasurer; and R. Kelly Plato, Senior Vice President, who have more than 52 years combined experience in the energy and finance industries. Prior to founding NGP Capital Resources Company (“NGPC”), Mr. Homier has more than 28 years of industry experience including two separate major financial institutions where he was responsible for building and managing successful energy finance businesses. Mr. Gardner has over 14 years experience in financial and transactional management in the oil and gas industry and has served as a Chief Financial Officer of both public and private energy companies. Mr. Plato began his career as a petroleum engineer for an independent exploration, production and refining company, after which he has spent more than 10 years in the energy finance business.

Our Manager’s investment decisions are reviewed and approved by its investment committee, consisting of Mr. Homier, our Chief Investment Officer, Mr. Hersh, our Board Chairman, and two other senior NGP investment professionals. The investment committee is supported by NGP Investment Advisor, LP’s team of thirteen investment professionals.

Corporate Information

Our executive offices are located at 1221 McKinney Street, Suite 2975, Houston, Texas 77010 and our telephone number is (713) 752-0062.

Our corporate website is www.ngpcrc.com. We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Our website address is included in this document as an inactive textual reference only and the information contained on our website is not incorporated into this Form 10-K.

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

Investments

We seek to create a diversified portfolio of investments in the energy industry. To date most of our investments have been between approximately $10 million to $50 million in the securities of small and mid-size energy companies. However, we may invest more or less depending on market conditions and our Manager’s view of a particular investment opportunity. See “Targeted Investments” below for a description of the types of targeted investments on which we focus.

Since commencing investment operations in November 2004 through December 31, 2006, we have invested $266.9 million in seventeen portfolio companies, all energy-related, and received principal repayments of $95.1 million. Our portfolio companies are engaged in acquisition, development and production of oil and gas properties on and offshore California, on the Texas Gulf Coast, on and offshore Texas and Louisiana and in the Rocky Mountains. At December 31, 2006, our targeted investment portfolio consisted of fourteen portfolio companies totaling $172 million. The total portfolio was invested as follows: 37.7% in senior secured term loans, 10.8% in senior subordinated secured notes, 0.6% in participating convertible preferred stock, 4.4% in corporate notes, 1.2% in LLC units, 41.7% in U.S. Treasury Bills, and 3.6% in cash and cash equivalents. At December 31, 2006, the weighted average yield on targeted portfolio investments, exclusive of capital gains, was 12.0%. The weighted average yield of our corporate notes was 5.5%. The weighted average yield of our U.S. Treasury Bills and cash and cash equivalents was 4.6%. The weighted average yield on our total capital invested at December 31, 2006 was 8.3%. Yields are computed using interest rates as of the balance sheet date and include amortization of loan discount points, original issue discount and market premium or discount, weighted by their respective costs when averaged.

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

•
Collateral Security. Most of our targeted investments are secured by the same assets that would secure traditional senior bank debt, in either a first or second lien position. However, in certain instances, we may make investments in our portfolio companies on an unsecured basis. In instances where we are providing subordinated debt only and there is senior debt provided by another party, we generally seek to obtain a second lien on the borrowing company’s assets behind that of the senior lender.

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

Our Manager generally structures investments that have collateral coverage from the value of the underlying assets and from the cash flows of those assets. We perform extensive due diligence, exercise discipline with respect to company valuations and institute appropriate structural protections in our investment agreements. We believe that our management team’s experience in utilizing fundamental engineering and technical analysis on energy assets and in dealing with the fundamental dynamics of the energy finance market allow us to:

•	properly assess the engineering and technical aspects of the identified assets;

•	appropriately value the assets and associated cash flows that support our investments;

•	structure investments to increase the likelihood of full principal repayment and realization of yield and upside potential; and

•	implement appropriate financial hedging strategies to mitigate the effects of events such as declines in energy commodity prices.

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

These investments consist of a senior secured loan tranche and a subordinated loan tranche. The senior tranche produces a current cash yield and typically is secured by a first lien on cash flow-producing assets. The subordinated loan tranche typically includes a current cash yield component coupled with a property based equity participation right. In some cases, a warrant or option in the company may be obtained in addition to, or in lieu of, a property-based equity participation right. The subordinated tranche generally is secured by a second lien on the company’s assets. Additionally, these loans may have indirect asset coverage through a series of covenants that prohibit additional liens on the company’s assets, limit additional debt or require maintenance of minimum asset coverage ratios. Generally, these loans have a term of three to five years, but in many cases will be repaid before maturity. Additionally, in a number of these loans, there may be amortization of principal during the entire life of the loan.

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

These loans will likely be made to energy companies possessing assets that produce sufficient current cash flow and have sufficient asset value to avoid the issuance of any equity rights that would be dilutive to the equity owners. For example, such loans could be made to a company that needs capital to develop non-producing oil and gas reserves but that has sufficient cash flow from its other assets to provide for the payment of the higher recurring cash payments required by this type of instrument. However, in some instances these loans may have a lower interest rate and an equity participation to compensate us for the lower current income. Generally, these loans have a term of five to seven years, but in many cases will be repaid before maturity. Additionally, amortization of principal is generally deferred to the later years of these loans or the loans may be structured as non-amortizing.

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

These investments will likely be made in energy companies that possess assets that do not produce sufficient current cash flow to amortize the principal throughout the life of a loan, but have sufficient collateral value to support the investment. For example, such an investment could be made in a company that owns proved non-producing oil and gas reserves and requires capital to finance development drilling to initiate the production of the reserves and generate cash flow. Generally, these investments will have a term of three to seven years, but in many instances will be repaid before maturity. Additionally, amortization of principal is generally deferred to the later years of these investments or the investments may be structured as non-amortizing.

These investments should generally provide us with the least amount of current income, but the highest amount of potential capital gains, of any of the targeted investment structures.

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

Competitive Strengths

We believe we have the following competitive strengths:

Extensive Small and Mid-Size Energy Company Sourcing Network

Because of the history, market presence, and long-term relationships that our investment team and NGP have developed with energy company management teams, we believe that we have greater access to investment opportunities in our target markets than many other providers. We focus on originating a substantial number of our investment opportunities, rather than investing as a participant in transactions originated by other firms, although we may do so from time to time.

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

Competition

Our primary competitors in this market consist of public and private funds, commercial and investment banks, and commercial finance companies. Although these competitors regularly provide finance products to energy companies similar to our targeted investments, a number of them focus on different aspects of this market. Recently, competition for investment opportunities in the energy industry has remained keen, largely because sustained high prices for oil and natural gas have continued to attract investment capital from alternative investment vehicles that have not historically focused on our targeted investment segment of the energy sector. We also face competition from other firms that do not specialize in energy finance but which are substantially larger and have considerably greater financial and marketing resources than we do. Some of our competitors have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors have higher risk tolerances or different risk assessments, which allow them to consider a wider variety of investments and establish more portfolio relationships than we can. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company; nor are they subject to the requirements imposed on RICs by the Code. Nevertheless, we believe that the relationships of the senior professionals of our manager and of the senior partners of NGP enable us to learn about, and compete effectively for, attractive investment opportunities.

Employees

John H. Homier, our President and Chief Executive Officer, Stephen K. Gardner, our Chief Financial Officer, Secretary and Treasurer and R. Kelly Plato, our Senior Vice President comprise our senior management. Each of our officers also serves as an officer of our Manager and our Administrator. Our day-to-day investment operations are conducted by our Manager and our Administrator, which currently has a staff of eighteen individuals.

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

The following is a brief description of the requirements of the 1940 Act, and is qualified in its entirety by reference to the full text of the 1940 Act and the rules there under.

To maintain our status as a business development company, at least 70 percent of our total assets must be invested in securities of certain specified types of companies (“70 percent basket”). Among other things, the 70 percent basket may include securities of “eligible portfolio companies” (which includes all private companies and all public companies whose securities are not listed on a national securities exchange) purchased in transactions not involving any public offering, securities of eligible portfolio companies already controlled by us without regard to the nature of the offering, and securities of certain financially distressed companies that do not meet the definition of eligible portfolio company and that are purchased in transactions not involving any public offering.

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

(b) is not an investment company (other than a small business investment company wholly owned by the business development company) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

(c)  does not have any class of securities listed on a national securities exchange.

2.  Securities purchased in a follow-on investment from an issuer that we control and was an eligible portfolio company at the time of our initial investment in the issuer, but subsequently would not meet the definition of eligible portfolio company because the company no longer meets the requirements of that rule (i.e., following our initial investment in the issuer, the issuer listed its securities on a national securities exchange).

3. Securities of any eligible portfolio company that we control.

4. Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

5. Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.

6. Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.

7. Cash, cash equivalents, U.S. Government securities or high-quality debt maturing in one year or less from the time of investment.

Control is presumed to exist where we own more than 25% of the outstanding voting securities of a portfolio company. The 1940 Act prohibits or restricts us from investing in certain types of companies such as brokerage firms, insurance companies, investment banking firms, and investment companies.

Non-Qualifying Assets

We may invest up to 30% of our total assets in assets that are not qualifying assets and are not subject to the limitations referenced above. These investments would generally include securities of companies that are listed on a national securities exchange, securities of companies not organized under the laws of, or having their principal places of business in, the United States of America, or securities that are otherwise qualifying assets purchased in the secondary market.

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

Regulated Investment Company

We operated our business in calendar year 2006 so as to be taxed as a regulated investment company under Subchapter M of the Internal Revenue Code of 1986, as amended, otherwise referred to as the Code. As long as we qualify as a regulated investment company, we are not taxed on our investment company taxable income or realized net capital gains, to the extent that such taxable income or gains are distributed, or deemed to be distributed, to shareholders on a timely basis.

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

Investment Advisory Agreement

The Manager manages our investments and business pursuant to an investment advisory agreement. Subject to the overall supervision of our Board of Directors, the Manager acts as our investment adviser and manages the investment and reinvestment of our assets in accordance with our investment objectives and policies. Under the terms of the investment advisory agreement, the Manager provides any and all investment advisory services necessary for the operation and conduct of our business.

The Manager’s services under the investment advisory agreement are not required to be exclusive, and it is free to furnish the same or similar services to other entities, including businesses that may directly or indirectly compete with us for particular investments, so long as its services to us are not impaired by the provision of such services to others. Under the investment advisory agreement and to the extent permitted by the 1940 Act, the Manager will also provide on our behalf significant managerial assistance to those portfolio companies to which we are required to provide such assistance under the 1940 Act and who require such assistance from us.

For providing these services, we pay the Manager a fee consisting of two components — a base management fee and an incentive fee.

Under the investment advisory agreement, beginning on December 1, 2005 and thereafter, the base management fee is calculated quarterly as 0.45% of the average of our total assets as of the end of the two previous quarters. Prior to December 1, 2005, the quarterly base management fee was equal to the lesser of $900,000 or 0.375% of such average. For services provided under the investment advisory agreement from November 9, 2004 through and including November 30, 2005, the base management fee was payable monthly in arrears. For services provided under the investment advisory agreement after that time, the base management fee is payable quarterly in arrears. Until June 30, 2005 (completion of two full fiscal quarters after the closing of the offering), the total assets upon which the quarterly base management fee was calculated was equal to the net proceeds of the offering. Thereafter, the base management fee was calculated based on the average value of our total assets at the end of the two most recently completed fiscal quarters.

 Of the $1,374,299 management and incentive fees payable to the Manager as of December 31, 2006, $1,358,465 is the base management fee for the quarter ending December 31, 2006.

The incentive fee under the investment advisory agreement consists of two parts. The first part, which is calculated and payable quarterly in arrears, equals 20% of the excess, if any, of our net investment income for the quarter that exceeds a quarterly hurdle rate equal to 2% (8% annualized) of our net assets.

For this purpose, net investment income means interest income, dividend income, and any other income (including any other fees, such as commitment, origination, syndication, structuring, diligence, managerial assistance, monitoring, and consulting fees or other fees that we receives from portfolio companies) accrued during the fiscal quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the administration agreement, any interest expense and dividends paid on issued and outstanding preferred stock, if any, but excluding the incentive fee). Net investment income includes, in the case of investments with a deferred interest feature (such as premium and discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income that we have not yet received in cash. Net investment income does not include any realized capital gains, realized capital losses, or unrealized capital appreciation or depreciation.

The Manager agreed that payment of the investment income related portion of the incentive fee would not commence until December 1, 2005. There were no investment income incentive fees earned in December 2005. The incentive fees due in any fiscal quarter thereafter will be calculated as follows:

•	no incentive fee in any fiscal quarter in which our net investment income does not exceed the hurdle rate.

•	20% of the amount of our net investment income, if any, that exceeds the hurdle rate in any fiscal quarter.

These calculations are appropriately pro rated for any period of less than three months. Of the $1,374,299 management and incentive fees payable to the Manager as of December 31, 2006, $15,834 is the incentive fee earned for the year 2006.

The second part of the incentive fee (the “Capital Gains Fee”) is determined and payable in arrears as of the end of each fiscal year (or upon termination of the investment advisory agreement, as of the termination date), and equals (1) 20% of (a) our net realized capital gain (realized capital gains less realized capital losses) on a cumulative basis from the closing date our initial public offering to the end of such fiscal year, less (b) any unrealized capital depreciation at the end of such fiscal year, less (2) the aggregate amount of all Capital Gains Fees paid to the Manager in prior fiscal years. There were no capital gains incentive fees earned for the year 2006.

 Realized capital gains on a security are calculated as the excess of the net amount realized from the sale or other disposition of such security over the amortized cost for the security. Realized capital losses on a security are calculated as the amount by which the net amount realized from the sale or other disposition of such security is less than the amortized cost of such security. Unrealized capital depreciation on a security is calculated as the amount by which the original cost of such security exceeds the fair value of such security at the end of a fiscal year. All period-end valuations are determined by us in accordance with GAAP and the 1940 Act.

The Manager has agreed that, beginning on November 9, 2006, and to the extent permissible under federal securities laws and regulations, including Regulation M, it will utilize 30% of the fees it receives from the capital gains portion of the incentive fee (up to a maximum of $5 million of fees received in the aggregate) to purchase shares of our common stock in open market purchases through an independent trustee or agent. Any sales of such stock will comply with any applicable six-month holding period under Section 16(b) of the Securities Act of 1933 and all other restrictions contained in any law or regulation, to the fullest extent applicable to any such sale. Any change in this voluntary agreement will not be implemented without at least 90 days prior notice to stockholders and compliance with all applicable laws and regulations.

We have entered into an administration agreement with the Administrator, under which the Administrator furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities and performs, or oversees the performance of, administrative services, which include being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and reports filed with the SEC.

In addition, the Manager assists in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Payments under the administration agreement are equal to amounts based upon the allocable portion of the Administrator’s costs and expenses in performing its obligations under the administration agreement. The Administrator bills us for charges under the administration agreement monthly in arrears.

Of the $965,105 in accounts payable as of December 31, 2006, $274, 416 is due to the Administrator for expenses incurred on our behalf for the month of December 2006.

 The investment advisory agreement was originally approved by our Board of Directors on November 9, 2004. The investment advisory agreement provides that unless terminated earlier as described below, the agreement shall remain in effect through October 31, 2006, and from year-to-year thereafter provided such continuance is approved at least annually by our Board of Directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons. On October 25, 2006, our Board of Directors, including all of the independent directors, approved an extension of the investment advisory agreement through November 9, 2007.

The investment advisory agreement may be terminated at any time, without the payment of any penalty, by a vote of our Board of Directors or the holders of a majority of our shares on 60 days’ written notice to the Manager, and would automatically terminate in the event of its “assignment” (as defined in the 1940 Act).

The investment advisory agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, the Manager, its partners and the Managers’ and its partners’ respective officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with it are entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising out of or otherwise based upon any of the Manager’s duties or obligations under the investment advisory agreement or otherwise as our investment adviser.

Pursuant to the investment advisory agreement, the compensation and routine overhead expenses of the investment professionals of our management team and their respective staffs, when and to the extent engaged in providing management and investment advisory services to us, will be paid for by the Manager. We will bear all other costs and expenses of our operations and transactions.

The Manager, NGP Investment Advisor, LP, was formed in 2004 and maintains an office at 1221 McKinney Street, Suite 2975, Houston, Texas 77010. The Manager’s sole activity is to perform management and investment advisory services for us. The Manager is a registered investment adviser under the Investment Advisers Act of 1940.

The foregoing description of the investment advisory agreement is qualified in its entirety by reference to the full text of the document, a copy of which was filed as Exhibit 10.1 to our Form 10-K for the year ended December 31, 2004, and is incorporated herein by reference.

Administration Agreement

Pursuant to a separate administration agreement, our Administrator furnishes us with office facilities, equipment, and clerical, bookkeeping, and record keeping services at such facilities. Under the administration agreement, the Administrator also performs, or oversees the performance by third parties of, our required administrative services, which include responsibility for the financial records that we are required to maintain and preparation of reports to our stockholders and reports filed with the SEC. In addition, the Administrator assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns, and the printing and dissemination of reports to our stockholders and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. To the extent permitted under the 1940 Act, the Administrator may also provide, on our behalf, significant managerial assistance to our portfolio companies. Payments under the administration agreement will be equal to the costs and expenses incurred by the Administrator in connection with administering our business. The administration agreement may be terminated at any time, without the payment of any penalty, by a vote of our Board of Directors or by the Administrator upon 60 days’ written notice to the other party, and will automatically terminate in the event of its “assignment” (as defined in the 1940 Act).

The administration agreement was originally approved by our Board of Directors on November 9, 2004. The administration agreement provides that unless terminated earlier as described below, the agreement will continue in effect until November 9, 2006, and from year-to-year thereafter provided such continuance is approved at least annually by (i) our Board of Directors and (ii) a majority of our directors who are not parties to the administration agreement or “interested persons” of any such party. On October 25, 2006, the Board of Directors, including all of the independent directors, approved an extension of the administration agreement through November 9, 2007.

The foregoing description of the administration agreement is qualified in its entirety by reference to the full text of the document, a copy of which was filed as Exhibit 10.2 to our Form 10-K for the year ended December 31, 2004, and is incorporated herein by reference.

Item 1A.     Risk Factors.

Risks Related to Our Business and Investments

We are a relatively new company with a limited operating history.

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

As a result of the current high prices for oil and natural gas relative to historical levels, energy companies are generally experiencing strong financial results and increased cash flows. Therefore, energy companies currently may have less financial need for borrowing than in a lower commodity price environment. At these higher commodity price levels, borrowers may use the additional cash flow to reduce outstanding debt under senior secured facilities, which typically makes future borrowing capacity available to such borrowers. In addition, to the extent senior lenders base borrowing capacity on reserve value calculations, higher commodity prices typically increase reserve values, thereby creating additional borrowing capacity. Because interest rates under senior secured facilities will generally be lower than the interest rates of our targeted investments, demand for our targeted investments may be reduced if energy companies have the ability to borrow additional amounts under their senior debt facilities. As a result, high commodity prices may have the effect of reducing the number of energy companies seeking investments similar to our targeted investments or causing us to achieve lower total returns on our targeted investments.

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

To qualify as a RIC under the Code, we must meet certain income source, asset diversification and annual distribution requirements. The annual distribution requirement for a RIC is satisfied if we distribute at least 90% of our “investment company taxable income” (which generally consists of ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any) and net tax-exempt interest to our stockholders on an annual basis. Because we use debt financing, we are subject to certain asset coverage ratio requirements under the 1940 Act as a business development company, and financial covenants under our existing loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to qualify as a RIC. If we are unable to obtain cash from other sources, we may fail to qualify as a RIC and, thus, may be subject to corporate-level income tax. To qualify as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. We periodically borrow funds if necessary to make qualifying investments to satisfy such diversification requirements. Failure to meet these tests may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to qualify as a RIC for any reason at any time in the future and we remain or become subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. In addition, our stockholders would be subject to income tax on distributions. Such a failure would have a material adverse effect on us and our stockholders.

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

Commodity Pricing Risk. Energy companies in general are directly affected by energy commodity prices, such as the market prices of crude oil, natural gas, coal and wholesale electricity, especially for those who own the underlying energy commodity. In addition, the volatility of commodity prices can affect other energy companies due to the impact of prices on the volume of commodities transported, processed, stored or distributed and on the cost of fuel for power generation companies. The volatility of commodity prices can also affect energy companies’ ability to access the capital markets in light of market perception that their performance may be directly tied to commodity prices. Historically, energy commodity prices have been cyclical and exhibited significant volatility. Some of our portfolio companies may not engage in hedging transactions to minimize their exposure to commodity price risk. Those companies that engage in such hedging transactions remain subject to market risks, including market liquidity and counterparty creditworthiness.

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

Depletion and Exploration Risk. A portion of an energy company’s assets may be dedicated to natural gas, crude oil and/or coal reserves and other commodities that naturally deplete over time. Depletion could have a material adverse impact on such company’s ability to maintain its revenue. Further, estimates of energy reserves may not be accurate and, even if accurate, reserves may not be produced profitably. In addition, exploration for energy resources, especially of oil and gas, is inherently risky and requires large amounts of capital.

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

General interest rate fluctuations may have a negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on investment objectives and our rate of return on invested capital. Because we may borrow money to make investments, our net investment income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. Trading prices for debt that pays a fixed rate of return tend to fall as interest rates rise. Trading prices tend to fluctuate more for fixed-rate securities that have longer maturities. Although we have no policy governing the maturities of our investments, under current market conditions we expect that we will invest in a portfolio of debt generally having maturities of three to seven years, but may have longer maturities. This means that, to the extent we fund longer term fixed rate investments with shorter term floating rate borrowings, we will be subject to greater risk (other things being equal) than a fund invested solely in shorter term securities. A decline in the prices of the debt we own could adversely affect the trading price of our shares.

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

We generally structure the debt investments in our portfolio companies to include customary business and financial covenants placing affirmative and negative obligations on the operation of each company’s business and its financial condition. However, from time to time we may elect to waive breaches of these covenants, including our right to payment, or waive or defer enforcement of remedies, such as acceleration of obligations or foreclosure on collateral, depending upon the financial condition and prospects of the particular portfolio company. These actions may reduce the likelihood of our receiving the full amount of future payments of interest or principal and be accompanied by a deterioration in the value of the underlying collateral as many of these companies may have limited financial resources, may be unable to meet future obligations and may go bankrupt. This could negatively impact our ability to pay dividends and cause the loss of all or part of your investment.

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

Failure to deploy new capital may reduce our return on equity.

If we fail to invest any new capital effectively our return on equity may be negatively impacted, which could reduce the price of the shares of our common stock.

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

We depend on the diligence, experience, skill and network of business contacts of our management team. We also depend, to a significant extent, on our Manager’s investment professionals and the information and deal flow generated by them in the course of their investment and portfolio management activities. Our management team evaluates, negotiates, structures, closes and monitors our investments. Our future success will depend on the continued service of our management team. The departure of any of the senior members of our management team, or of a significant number of the investment professionals of our Manager, could have a material adverse effect on our ability to achieve our investment objectives. We have not entered into employment agreements, nor do we have an employment relationship, with any of these individuals. There is competition for qualified professionals in our Manager’s industry. If our Manager is unable to hire and retain qualified personnel, we may be unable to successfully implement our investment strategy and the value of your investment could decline. In addition, we can offer no assurance that our Manager will remain our Manager or that we will continue to have access to the investment professionals of our Manager or their information and deal flow. The loss of any member of our management team could detrimentally affect our operations.

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

Item 1B.     Unresolved Staff Comments.

None.

Item 2.     Properties.

We do not own any real estate or other physical properties materially important to our operation. Our headquarters are located in Houston, Texas, where we occupy our office space leased by our Administrator pursuant to a lease agreement (to which we are not a party) dated December 3, 2004 that expires on June 30, 2010.

Item 3.     Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.

Item 4.     Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of stockholders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year ending December 31, 2006.

PART II.

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters.

Our common stock is quoted on the NASDAQ Global Select Market tier of the NASDAQ Stock Market under the symbol “NGPC”. On February 26, 2007, there were approximately 6,372 record holders and beneficial owners (held in street name) of our common stock, according to our transfer agent. The following table sets forth the range of high and low sales prices of our common stock as reported on the NASDAQ Stock Market and our dividends declared for the periods indicated.

	Sales Price		Dividend
	High	Low	Declared
Fiscal 2004
Fourth Quarter (beginning
November 10, 2004)	$16.15	$14.20	$-

Fiscal 2005
First Quarter	$16.75	$14.41	$0.120
Second Quarter	$16.30	$14.30	$0.125
Third Quarter	$15.70	$13.22	$0.140
Fourth Quarter	$15.04	$12.92	$0.275

Fiscal 2006
First Quarter	$14.89	$13.11	$0.160
Second Quarter	$14.72	$13.00	$0.180
Third Quarter	$15.11	$13.04	$0.250
Fourth Quarter	$17.00	$14.21	$0.330

Since the first full quarter following our IPO, we have distributed, and currently intend to continue to distribute in the form of dividends, a minimum of 90% of our investment company taxable income on a quarterly basis to our shareholders. We may retain long-term capital gains and treat them as deemed distributions for tax purposes. We report the estimated tax characteristics of each dividend when declared, while the actual tax characteristics of dividends are reported annually to each stockholder on Form 1099-DIV, prepared by our stock transfer agent. For income tax purposes, all of our dividends declared through December 31, 2006 have been distributions of ordinary income for tax purposes and 100% were non-qualifying dividends. Qualified dividend income is generally taxed to stockholders at the rates that apply to net capital gains. There is no assurance that we will achieve investment results or maintain a tax status that will permit any specified level of cash distributions or year-to-year increases in cash distributions. We have not purchased any of our shares of common stock, nor have we sold any equity securities.

Our stock transfer agent, registrar and dividend reinvestment plan administrator is American Stock Transfer & Trust Company. Information requests for American Stock Transfer & Trust Company can be sent to 59 Maiden Lane, Plaza Level, New York, NY 10038. Their telephone number for shareholder services is 1-800-937-5449 and for dividend reinvestment services the phone number is 1-800-278-4353.

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

The Company’s plan provides for the plan agent to purchase shares in the open market for credit to the accounts of plan participants unless the average of the closing sales prices for the shares for the five days immediately preceding the payment date exceeds 110% of the most recently reported net asset value per share. Through the third quarter of 2006, all shares credited to participants’ accounts were purchased in the open market. In the fourth quarter of 2006, 22,168 shares were issued pursuant to the dividend reinvestment plan.

The table below summarizes participation in the Company’s dividend reinvestment plan:

Dividend Reinvestment Plan Participation
		Percentage of			Common Stock Dividends
	Participating	Outstanding	Total		Purchased in	Newly Issued Shares
Dividend	Shares	Shares	Distribution	Cash Dividends	Open Market	Amount	Shares
March 2005	-	0.0%	$2,088,012	$2,088,012	$-	$-	$-
June 2005	1,215,870	7.0%	$2,175,013	$2,023,029	$151,984	$-	$-
September 2005	1,488,904	8.6%	$2,436,014	$2,227,567	$208,447	$-	$-
December 2005	1,660,140	9.5%	$4,785,028	$4,328,488	$456,540	$-	$-
March 2006	1,618,940	9.3%	$2,784,016	$2,524,986	$259,030	$-	$-
June 2006	1,410,227	8.1%	$3,132,018	$2,878,177	$253,841	$-	$-
September 2006	1,270,634	7.3%	$4,350,025	$4,032,366	$317,659	$-	$-
December 2006	1,111,045	6.4%	$5,742,033	$5,375,388	$-	$366,645	$22,168

Performance Graph

The following Performance Graph is not “soliciting material,” is not deemed filed with the SEC, and is not to be incorporated by reference into any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, as amended, respectively.

The following line graph compares the cumulative total return* on an investment in our common stock against the cumulative total return of the NASDAQ U.S. Stock Market Total Return Index and an index of peer companies (selected by us) for the period beginning June 30, 2004 and ending December 31, 2006 (we began trading on November 11, 2004). The peer group consists of the following nine business development companies: Allied Capital Corporation, Apollo Investment Corporation, Equus Total Return, Inc., Kohlberg Capital Corporation, Prospect Energy Corporation, American Capital Strategies, Ltd., Ares Capital Corporation, Gladstone Capital Corporation and MCG Capital Corporation.

This Performance Graph and the related textual information are based on historical data and are not necessarily indicative of future performance.

*Assumes that an investment in our common stock and each index was $100 on 11/10/2004. “Cumulative total return” is based on share price appreciation plus reinvestment of dividends.

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

NGP CAPITAL RESOURCES COMPANY CONSOLIDATED SELECTED FINANCIAL DATA

	Year ended December 31, 2006	Year ended December 31, 2005	Period August 6, 2004 (commencement of operations) through December 31, 2004
Total operating income	$27,517,093	$17,306,794	$853,038
Total operating expenses	10,970,889	6,898,885	1,443,255

Net investment income (loss)	16,546,204	10,407,909	(590,217)
Net realized capital gain (loss) on portfolio
securities and corporate notes	(245,859)	1,338,351	-

Net increase (decrease) in unrealized appreciation
(depreciation) on portfolio securities and corporate notes	(1,299,127)	(394,933)	290,789

Net increase (decrease) in stockholders' equity
(net assets) resulting from operations	$15,001,218	$11,351,327	$(299,428)

Per Share Data
Net investment income (loss)	$0.95	$0.60	$(0.03)
Net realized and unrealized gain (loss) on portfolio
securities and corporate notes	$(0.09)	$0.05	$0.01
Net increase (decrease) in stockholders' equity
(net assets) resulting from operations	$0.86	$0.65	$(0.02)
Dividends declared	$(0.92)	$(0.66)	$-

Net assets	$13.96	$14.02	$14.03

Balance Sheet Data
Total assets	$345,597,660	$249,490,266	$244,552,003
Stockholders' equity (net assets)	$243,258,256	$243,898,485	$244,038,830

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

Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to energy companies, the level of acquisition and divestiture activity for such companies, the level and volatility of energy commodity prices, the general economic environment and the competitive environment for the types of investments we make. We believe that, for energy companies, the availability of debt capital from banks, mezzanine providers and alternative investment vehicles such as hedge funds has remained strong over the last twelve months and has continued to put downward pressure on spreads. However, we do not expect this increased availability of capital to impair our ability to make good long-term investment decisions with our capital. We remain committed to our underwriting and investment disciplines in selectively investing in appropriate risk-reward opportunities within the energy sector.

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

Critical Accounting Policies

Valuation of Investments

Investments are carried at fair value, as determined in good faith by the Company’s Board of Directors. On a quarterly basis, the Manager prepares valuations for all of the assets in the Company’s portfolio and presents the valuations to the Company’s Valuation Committee and Board of Directors. The valuations are determined and recommended by the Valuation Committee to the Board of Directors, which reviews and ratifies the final portfolio valuations. For more information regarding our portfolio valuation policies and procedures, see “Valuation Process” in Part I, Item 1. Business above.

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

The methodologies for determining asset valuations include estimates based on: the liquidation or sale value of a portfolio company’s assets, the discounted value of expected future net cash flows from the assets and third party valuations of a portfolio company’s assets, such as engineering reserve reports of oil and gas properties or multiples from transactions involving the sale of comparable assets. The Manager considers some or all of the above valuation methods to determine the estimated asset value of a portfolio company.

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

Debt Securities: The Company values its investments in non-convertible debt securities at its original net book value plus amortized original issue discount, or OID, to the extent that the estimated asset or enterprise value of the portfolio company exceeds the outstanding debt of the portfolio company. The Company values convertible debt securities at the higher of: 1) cost plus amortized OID, to the extent that the estimated asset or enterprise value of the portfolio company equals or exceeds the outstanding debt of the portfolio company; and 2) the Company’s pro rata share, upon conversion, of the residual equity value of the portfolio company available after deducting all outstanding debt from its estimated enterprise value. If the estimated asset or enterprise value is less than the sum of the value of the Company’s debt investment and all other debt securities of the portfolio company pari passu or senior to the Company’s debt investment, the Company reduces the value of its debt investment beginning with its junior-most debt investment such that the asset or enterprise value less the value of the outstanding pari passu or senior debt is zero.

Equity Securities: The Company values investments in preferred and common equity securities (including warrants or options to acquire equity securities) based on its pro rata share of the residual equity value available after deducting all outstanding debt from the estimated enterprise value.

Property-Based Equity Participation Rights: The Company values investments in overriding royalty and net profits interests based on a multiple of cash flows generated by such investments, multiples from transactions involving the sale of comparable assets and/or the discounted value of expected future net cash flows from such investments. Appropriate cash flow multiples are derived from the review of comparable transactions involving similar assets. The discounted value of future net cash flows is derived, when appropriate, from third party valuations of a portfolio company’s assets, such as engineering reserve reports of oil and gas properties.

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

Securities Transactions, Interest and Dividend Income Recognition

All securities transactions are accounted for on a trade-date basis. Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected. OID is deferred and accreted into interest income over the life of the loan using the effective interest method. OID includes the value of detachable equity warrants and property-based equity participation rights obtained in conjunction with the acquisition of debt securities. OID also includes the portion of the loan discount points paid that represent additional yield or discount on a loan. Upon the repayment of a loan or debt security, any unamortized OID is recorded as interest income. We record prepayment premiums on loans and debt securities as interest income when we receive such amounts. Dividend income is recognized on the ex-dividend date. We stop accruing interest or dividends on our investments when it is determined that the interest or dividend is not collectible. We assess the collectibility of the interest and dividends based on many factors, including the portfolio company’s ability to service our loan based on current and projected cash flows as well as the current valuation of the company’s assets. For investments with payment-in-kind (PIK) interest, we base income accruals on the valuation of the PIK notes received from the borrower. If the portfolio company’s asset valuation indicates a value of the PIK notes that is not sufficient to cover the contractual interest, we will not accrue interest income on the notes.

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

Portfolio and Investment Activity

From commencement of investment operations in November 2004 through December 31, 2005, we had invested $126.7 million in seven portfolio companies, all energy-related, and received principal repayments of $33.6 million. During 2006, we added investments of $121.8 million in 10 new portfolio companies plus funded $18.4 million to existing portfolio companies, for a total invested in 2006 of $140.2 million. Two portfolio companies repaid their loans during 2006 totaling $60.8 million and we received additional principal repayments of $0.7 million. Following these transactions, from commencement of investment operations in November 2004 through December 31, 2006, we have invested $266.9 million in seventeen portfolio companies, all energy-related, and received principal repayments of $95.1 million. At December 31, 2006, our targeted investment portfolio consisted of fourteen portfolio companies totaling $172 million. The total portfolio was invested as follows: 37.7% in senior secured term loans, 10.8% in senior subordinated secured notes, 0.6% in participating convertible preferred stock, 4.4% in corporate notes, 1.2% in LLC units, 41.7% in U.S. Treasury Bills, and 3.6% in cash and cash equivalents.

The following table lists each targeted portfolio investment (at the original cost of all fundings including PIK interest, net of OID) made from our commencement of investment operations in November 2004 through December 31, 2006:

NGP CAPITAL RESOURCES COMPANY
HISTORY OF PORTFOLIO INVESTMENTS
November 2004 through December 31, 2006

	Portfolio Company	Energy Industry Segment	Month Closed	Investment	Original Cost
1	Crescent Resources, LLC	Oil & Gas Production	December, 2004	Senior Subordinated-	$47,246,400	(b)
		and Development		Secured Term Loan
				Senior Subordinated-	10,575,360	(a)
				Secured Bridge Loan
2	Venoco, Inc.	Oil & Gas Production	December, 2004	Senior Notes	7,948,964
			June, 2005	Senior Notes	3,920,008
3	TierraMar Energy, LLC	Oil & Gas Production	May, 2005	Senior Secured	8,951,372
		and Development		Multiple-Advance Term Loan
				Overriding Royalty Interest	20,000
				Warrants	10,000
4	C-Gas, LLC	Oil & Gas Production	April, 2005	Senior Secured	17,771,137
		and Development		Multiple-Advance Term Loan
				Overriding Royalty Interest	45,000
			March, 2006	Senior Secured	4,214,000
				Multiple-Advance Supplemental Term Loan
5	Atchee CBM, LLC	Oil & Gas Production	April, 2005	Senior Secured	1,360,847
		and Development		Multiple-Advance Term Loan
				Overriding Royalty Interest	5,000
			March, 2006	Senior Secured	698,808
				Multiple-Advance Supplemental Term Loan
6	Millennium Offshore Group, Inc.	Oil & Gas Production	August, 2005	Senior Secured Bridge Loan	21,861,043	(a)
		and Development		Overriding Royalty Interest	10,000	(a)
7	Chroma Exploration &	Oil & Gas Production	September, 2005	Tranche A - Senior Secured	14,687,500
	Production, Inc.	and Development		Multiple-Advance Term Loan
				Overriding Royalty Interest	87,500
				8,000 Shares Series A Participating	2,157,000
				Convertible Preferred Stock
				8.11 Shares Common Stock	-
				Tranche B - Senior Secured	1,270,625
				Multiple-Advance Term Loan
8	Piceance Basin Properties, LLC	Oil & Gas Production	January, 2006	Senior Secured	5,608,510
		and Development		Multiple-Advance Term Loan
				LLC Units (19,900 units)	40,876
				Warrants	25,000
9	Rabbit Island Properties, LP	Oil & Gas Production	March, 2006	Senior Secured	12,346,941	(b)
		and Development		Revolving Credit Facility
10	Resaca Exploitation, LP	Oil & Gas Production	May, 2006	Senior Secured	21,411,688
		and Development		Multiple-Advance Tranche A Term Loan
				Overriding Royalty Interest	30,000
				Senior Secured Tranche B Term Loan	5,850,000
				Overriding Royalty Interest	30,000
				Senior Subordinated	4,000,000
				Secured Convertible Term Loan
11	Crossroads Energy, LP	Oil & Gas Production	June, 2006	Senior Secured	1,666,537
		and Development		Multiple-Advance Term Loan
				Overriding Royalty Interest	10,000

NGP CAPITAL RESOURCES COMPANY
HISTORY OF PORTFOLIO INVESTMENTS
November 2004 through December 31, 2006
(Continued)

	Portfolio Company	Energy Industry Segment	Month Closed	Investment	Original Cost
12	Rubicon Energy Partners, LLC	Oil & Gas Production	July, 2006	Senior Secured	32,104,427
		and Development		Multiple-Advance Term Loan
				LLC Units (4,000 units )	4,000,000
13	BSR Alto, LLC	Oil & Gas Production	August, 2006	Senior Secured	1,692,858
		and Development		Multiple-Advance Term Loan
				Overriding Royalty Interest	30,000
				Warrants	10,000
14	BSR Loco Bayou, LLC	Oil & Gas Production	August, 2006	Senior Secured	1,988,902
		and Development		Multiple-Advance Term Loan
				Overriding Royalty Interest	20,000
				Warrants	10,000
15	Nighthawk Transport I, LP	Oilfield Services	August, 2006	Senior Secured Term Loan A	2,299,675
				Second Lien Term Loan B	3,940,341
				Second Lien Delayed Draw Term Loan B	3,558,670
				Warrants	224
16	Energy XXI Gulf Coast, Inc.	Oil & Gas Production	September, 2006	Second Lien Term Loan	14,000,000
		and Development
17	Sonoran Energy, Inc.	Oil & Gas Production	December, 2006	Senior Secured	5,750,000
		and Development		Multiple-Advance Term Loan
				Overriding Royalty Interest	100,000
				Warrants	10,000
	Total Original Cost				$263,375,213

	(a) Transaction repaid in 2005
	(b) Transaction repaid in 2006

Results of Operations

Investment Income

Investment income was $27.5 million for the year ended December 31, 2006, compared to $17.3 million for the year ended December 31, 2005, resulting in a 59% increase.  Investment income for the year ended December 31, 2006 consisted of $20.5 million attributable to targeted investments in sixteen portfolio companies, $1.1 million attributable to investments in corporate notes, $5.4 million attributable to investments in cash and cash equivalents and $0.5 million attributable to fee income from third parties and affiliates.

Investment income was $17.3 million for the year ended December 31, 2005 and $0.9 million for the period August 6, 2004 (commencement of operations) through December 31, 2004. Investment income for the year ended December 31, 2005 consisted of $10.9 million attributable to targeted investments in seven portfolio companies, $1.9 million attributable to investments in corporate notes, $4.2 million attributable to investments in cash and cash equivalents and $0.3 million attributable to fee income from third parties and affiliates. The comparable amounts for the period August 6, 2004 (commencement of operations) through December 31, 2004 were approximately $0.2 million attributable to targeted investments in portfolio companies and approximately $0.6 million attributable to investments in cash and cash equivalents.

 The weighted average yield on targeted portfolio investments was 12.0% at December 31, 2006. The weighted average yield on investments in corporate notes was 5.5% and on investments in U.S. Treasury Bills, and cash and cash equivalents was 4.6% as of December 31, 2006. The weighted average yield on our total capital invested at December 31, 2006 was 8.3%. Yields are computed using interest rates as of the balance sheet date and include amortization of loan discount points, original issue discount and market premium or discount, weighted by their respective costs when averaged.

The weighted average yield on targeted portfolio investments was 12.9% at December 31, 2005. The weighted average yield on investments in corporate notes was 5.4% and on investments in U.S. Treasury Bills, and cash and cash equivalents was 3.3% as of December 31, 2005. The weighted average yield on our total capital invested at December 31, 2005 was 7.0%. Yields are computed using interest rates as of the balance sheet date and include amortization of loan discount points, original issue discount and market premium or discount, weighted by their respective costs when averaged.

Operating Expenses

For the year ended December 31, 2006, operating expenses totaled $11.0 million, compared to $6.9 million for the year ended December 31, 2005. The 2006 amount consisted of investment advisory and management and incentive fees of $4.7 million and insurance expenses, professional fees, directors’ fees and other general and administrative expenses (including our allocated share of employee, facilities, marketing and shareholder services costs) of $3.7 million. Interest and credit facility fees totaled $2.6 million. Compared to 2005, the 2006 increase in operating expenses of $4.1 million was largely the result of a $1.0 million increase in investment advisory and management and incentive fees due to higher average net assets, a $2.4 million increase in interest expense due to borrowings under the Treasury Credit Agreement, and a $0.70 million increase in other general and administrative expenses.

For the year ended December 31, 2005, operating expenses, including interest expense of $0.2 million, totaled $6.9 million, compared to $1.44 million for the period August 6, 2004 (commencement of operations) through December 31, 2004. Operating expenses consisted of investment advisory and management and incentive fees of $3.7 million, interest expense of $0.2 million and insurance expenses, professional fees, directors’ fees and other general and administrative expenses (including our allocated share of employee, facilities, marketing and shareholder services costs) of $3.0 million. In comparison, those amounts were $0.45 million for investment advisory and management fees and $0.99 million for insurance expenses, professional fees, directors’ fees and other general and administrative expenses (including our allocated share of employee, facilities, marketing and shareholder services costs) for the period August 6, 2004 (commencement of operations) through December 31, 2004, including a non-recurring charge of approximately $0.70 million in expenses related to the organization of the Company.

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

Net Investment Income

For the year ended December 31, 2006, net investment income was $16.55 million compared to net investment income of $10.41 million for the year ended December 31, 2005, primarily due to increased interest on the higher portfolio balances partially offset by higher management fees and general and administrative expenses.

For the year ended December 31, 2005, net investment income was $10.41 million compared to a net investment loss of $0.59 million for the period August 6, 2004 (commencement of operations) through December 31, 2004.

Unrealized Appreciation or Depreciation on Investments

For the year ended December 31, 2006, net unrealized depreciation was $1.3 million, compared to net unrealized depreciation of $0.39 million for the year ended December 31, 2005. The $0.91 million increase was attributable to unrealized depreciation on our portfolio securities of $0.72 million and unrealized depreciation on our corporate notes of $0.19 million.

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

Net Realized Gains and Losses

For the year ended December 31, 2006, we realized capital losses of $0.25 million on the sale of $4.0 million in corporate notes.

For the year ended December 31, 2005, we realized capital gains of $1.34 million, consisting of $1.02 million from the sale of overriding royalty interests associated with our Millennium investment and $0.32 million from the sale of $25.0 million in corporate notes.

Net Increase and Decrease in Stockholders’ Equity from Operations

For the year ended December 31, 2006, we had a 32% net increase in stockholders’ equity (net assets) resulting from operations of $15.0 million, or $0.86 per share, compared to a net increase of $11.4 million, or $0.65 per share for the year ended December 31, 2005.

For the year ended December 31, 2005, we had a net increase in stockholders’ equity (net assets) resulting from operations of $11.4 million, or $0.65 per share, compared to a net decrease of ($0.3) million, or ($0.02) per share for the period August 6, 2004 (commencement of operations) through December 31, 2004.

 Financial Condition, Liquidity and Capital Resources

During this fiscal year, we generated cash from operations, including interest earned on our portfolio securities, as well as our investments in corporate notes, U.S. government securities and other high-quality debt securities that mature in one year or less. During the twelve months ended December 31, 2006, we received repayment from Crescent Resources of its $48.3 million Senior Subordinated-Secured Term Loan Facility and from Rabbit Island Properties, LP of its $12.5 million Senior Secured Revolving Credit Facility and sold $4.0 million of corporate notes. At December 31, 2006, we had cash and cash equivalents of $12.3 million, investments in U.S. Treasury Bills of $142.7 million and investments in corporate notes of $15.1 million.

Our investments in portfolio securities at December 31, 2006 totaled $172.0 million and consisted of fourteen portfolio companies. During 2006, we added investments of $121.8 million in 10 new portfolio companies plus funded $18.4 million to existing portfolio companies, for a total invested in 2006 of $140.2 million. Two portfolio companies repaid their loans during 2006 totaling $60.8 million and we received additional principal repayments of $0.7 million. Thirteen of our investments are in the form of credit facilities under which we have commitments to fund an additional $33 million on total committed amounts of $207.0 million. We expect to fund our investments in 2007 from income earned on our portfolio and temporary investments and from borrowings under our Credit Agreement (See description under “Credit Facility” below). In the future, we may also fund a portion of our investments with issuances of equity or senior debt securities. We may also securitize a portion of our investments in mezzanine or senior secured loans or other assets. We expect our primary use of funds to be investments in portfolio companies, cash distributions to holders of our common stock and payment of fees and other operating expenses.

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

Under the Investment Credit Agreement, the lenders have agreed to extend revolving credit to the Company in an amount not to exceed $80 million, which includes a $10 million letter of credit subfacility; however, the Company has the ability to increase the credit available under the Investment Credit Agreement to an amount not to exceed $175 million by obtaining additional commitments from existing lenders or new lenders. The Investment Credit Agreement has a three year term and bears interest, at the Company’s option, at either (i) LIBOR plus 125 to 225 basis points, based on the degree of leverage of the Company or (ii) the base rate plus 25 to 75 basis points, based on the degree of leverage of the Company. Proceeds from the Investment Credit Agreement will be used to supplement the Company’s equity capital to make portfolio investments.

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

Under the Treasury Credit Agreement, the lenders have agreed to extend revolving credit loans to the Company in an amount not to exceed $100 million. Proceeds from the Treasury Credit Agreement will be used to facilitate the growth of the Company’s investment portfolio and provide flexibility in the sizing of its portfolio investments. The Treasury Credit Agreement has a three year term and bears interest, at the Company’s option, at either (i) LIBOR plus 25 basis points or (ii) the base rate. As of December 31, 2006, the interest rate was 5.57% (LIBOR rate of 5.32% plus 25 basis points) on our $100 million outstanding balance under the Treasury Credit Agreement. Prepayments of loans under the Treasury Credit Agreement made during the first year are subject to a premium equal to 1% of the amount so prepaid.

The obligations under the Treasury Credit Agreement are collateralized by certain securities and are guaranteed by the Company’s existing and future subsidiaries, other than special purpose subsidiaries and certain other subsidiaries. The Treasury Credit Agreement contains affirmative and reporting covenants and certain financial ratio and restrictive covenants, including: (a) maintaining a ratio of net asset value to consolidated total indebtedness (excluding net hedging liabilities) of the Company and its subsidiaries, of not less than 2.25:1.0, (b) maintaining a ratio of net asset value to consolidated total indebtedness (including net hedging liabilities) of the Company and its subsidiaries, of not less than 2.0:1.0, (c) maintaining a ratio of EBITDA (excluding revenue from cash collateral) to interest expense (excluding interest on loans under the Treasury Credit Agreement) of the Company and its subsidiaries of not less than 3.0:1.0, (d) maintaining a ratio of collateral to the aggregate principal amount of loans under the Treasury Credit Agreement of not less than 1.01:1.0, (e) limitations on additional indebtedness, (f) limitations on liens, (g) limitations on mergers and other fundamental changes, (h) limitations on dividends, (i) limitations on disposition of assets other than in the normal course of business, (j) limitations on transactions with affiliates, (k) limitations on agreements that prohibit liens on properties of the Company and its subsidiary guarantors, (l) limitations on sale and leaseback transactions, (m) limitations on speculative hedging transactions, and (n) limitations on the aggregate amount of unfunded commitments.

The Company has borrowed $100 million as of December 31, 2006 under the Treasury Credit Agreement. From time to time, certain of the lenders may provide customary commercial and investment banking services to the Company.

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

We have also established a dividend reinvestment plan for our common stockholders, which provides for reinvestment of distributions paid by the Company, on behalf of each plan participant, by the Company’s transfer agent, in accordance with the plan terms. The purpose of the plan is to provide stockholders of record of the Company’s common stock, par value $.001 per share, with a method of investing cash dividends and distributions in additional shares at the current market price without charges for record-keeping, custodial, and reporting services. However, the plan is an “opt-out” plan. This means, if we declare a cash dividend, a stockholder’s cash dividend will be automatically reinvested in additional shares of our common stock unless the stockholder specifically “opts out” of the dividend reinvestment plan in writing, and elects to receive cash dividends. Any stockholder of record may elect to partially participate in the plan, or begin or resume participation at any time, by providing the plan agent with written notice. It is customary practice for many brokers to opt out of dividend reinvestment plans on behalf of their clients unless specifically instructed otherwise. Our stock transfer agent, registrar and dividend reinvestment plan administrator is American Stock Transfer & Trust Company. Information requests for American Stock Transfer & Trust Company can be sent to 59 Maiden Lane, Plaza Level, New York, NY 10038. Their telephone number for shareholder services is 1-800-937-5449 and for dividend reinvestment services the phone number is 1-800-278-4353. A copy of our dividend reinvestment plan is available on our corporate website, www.ngpcrc.com, in the investor relations section.

As of December 31, 2006, holders of 1,111,045 shares, or approximately 6.4% of outstanding shares, were participants in our dividend reinvestment plan.

Our dividend reinvestment plan provides for the plan agent to purchase shares in the open market for credit to the accounts of plan participants unless the average of the closing sales prices for the shares for the five days immediately preceding the payment date exceeds 110% of the most recently reported net asset value per share. Through the third quarter of 2006, all shares credited to participants’ accounts were purchased in the open market. In the fourth quarter of 2006, 22,168 shares were issued pursuant to the dividend reinvestment plan.

We cannot assure stockholders that they will receive any distributions or distributions at a particular level. (See “Risk Factors” above.)

During 2006 we declared dividends totaling $0.92 per share on our common stock for our shareholders.

Portfolio Credit Quality

We maintain a system to evaluate the credit quality of our loans. This system is intended to reflect the performance of a portfolio company’s business, the collateral coverage of a loan, and other factors considered relevant. As of December 31, 2006, all of our investments in portfolio companies were performing satisfactorily.  Five investments approximating $41 million, or approximately 24% of the $173 million outstanding targeted investments, have been placed on the Company’s watch list due to slower than expected development of the assets supporting the investments.  The Company is working closely with those portfolio companies to monitor and assess the pace of their development and progress and, when necessary or appropriate, to amend or modify the respective deal structures. For each of the investments on the watch list, as well as all of our other investments, we believe there is adequate collateral coverage and little to no risk of loss of capital.

Subsequent Events

In January 2007, the Company closed a $36.5 million Senior Secured Credit Facility with Alden Resources, LLC, a private Louisville, Kentucky based specialty coal company. The initial funding under the facility totaled approximately $28.5 million. Also, since the beginning of the 2007 fiscal year, existing portfolio companies have drawn approximately $9.4 million under their respective facilities.

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

We have completed integrated audits of NGP Capital Resources Company’s 2006 and 2005 consolidated financial statements and financial highlights and of its internal control over financial reporting as of December 31, 2006 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of NGP Capital Resources Company and its subsidiaries at December 31, 2006 and 2005, and the results of their operations, their cash flows and financial highlights for each of the two years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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
March 8, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
NGP Capital Resources Company:

We have audited the accompanying statements of operations, changes in stockholders’ equity (net assets), and cash flows of NGP Capital Resources Company for the period August 6, 2004 (commencement of operations) through December 31, 2004, and the financial highlights for the period August 6, 2004 (commencement of operations) through December 31, 2004. These financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the results of operations, changes in stockholders’ equity (net assets), and the cash flows of NGP Capital Resources Company for the period August 6, 2004 (commencement of operations) through December 31, 2004, and the financial highlights for the period August 6, 2004 (commencement of operations) through December 31, 2004, in conformity with U.S. generally accepted accounting principles.

KPMG LLP

Fort Worth, Texas
April 7, 2005

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31, 2006	December 31, 2005
Assets
Investments in portfolio securities at fair value (cost: $170,863,203 and $91,761,111, respectively)	$172,025,498	$92,847,043
Investments in corporate notes at fair value (cost: $17,681,646 and $21,727,976, respectively)	15,116,080	20,537,900
Investments in U.S. Treasury Bills, at amortized cost which approximates fair value	142,669,579	121,518,196
Total investments	329,811,157	234,903,139

Cash and cash equivalents, at cost which approximates fair value	12,334,329	13,350,588
Accounts receivable	452,916	50,965
Interest receivable	1,400,757	609,545
Prepaid assets	1,598,501	576,029

Total assets	$345,597,660	$249,490,266

Liabilities and stockholders' equity (net assets)
Current Liabilities
Accounts payable	$965,105	$407,580
Management and incentive fees payable	1,374,299	399,173
Dividends payable	-	4,785,028
Total current liabilities	2,339,404	5,591,781

Long-term debt	100,000,000	-

Total liabilities	102,339,404	5,591,781

Commitments and contingencies (Note 8)

Stockholders’ equity (net assets)
Common stock, $.001 par value, 250,000,000 shares authorized; 17,422,268 and 17,400,100 issued and 17,422,268 and 17,400,100 outstanding, respectively	17,422	17,400
Paid-in capital in excess of par	244,660,173	244,309,260
Undistributed net investment income (loss)	229,791	(324,031)
Undistributed net realized capital (loss)	(245,859)	-
Net unrealized appreciation (depreciation) of portfolio securities and corporate notes	(1,403,271)	(104,144)

Total stockholders’ equity (net assets)	243,258,256	243,898,485

Total liabilities and stockholders' equity (net assets)	$345,597,660	$249,490,266

Net asset value per share	$13.96	$14.02

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31, 2006	Year ended December 31, 2005	Period August 6, 2004 (commencement of operations) through December 31, 2004
Investment income
Interest income	$26,905,712	$16,960,044	$853,038
Dividend income	123,750	33,250	-
Other income	487,631	313,500	-
Total operating income	27,517,093	17,306,794	853,038

Operating expenses
Management fees	4,737,727	3,699,173	452,676
Organization costs	-	1,111	704,808
Professional fees	713,969	866,880	-
Insurance expense	570,462	570,891	79,278
Interest expense and fees	2,554,546	199,983	-
State franchise taxes	142,517	-	-
General and administrative expenses	2,251,668	1,560,847	206,493
Total operating expenses	10,970,889	6,898,885	1,443,255

Net investment income (loss)	16,546,204	10,407,909	(590,217)

Net realized capital gain (loss) on portfolio securities and corporate notes	(245,859)	1,338,351	-
Net increase (decrease) in unrealized appreciation (depreciation) on portfolio securities and corporate notes	(1,299,127)	(394,933)	290,789

Net increase (decrease) in stockholders' equity (net assets) resulting from operations	$15,001,218	$11,351,327	$(299,428)

Net increase (decrease) in stockholders' equity (net assets)resulting from operations per common share	$0.86	$0.65	$(0.02)

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (NET ASSETS)

	Common Stock		Paid-in Capital in Excess of Par	Undistributed Net Investment Income (Loss)	Undistributed Net Realized Capital Gain (Loss)	Net Unrealized Appreciation (Depreciation) of Portfolio Securities and Corporate Notes	Total Stockholders' Equity (Net Assets)
	Shares	Amount
Balance at August 6, 2004 (commencement of operations)	100	$-	$1,500	$-	$-	$-	$1,500

Issuance of common stock from public offering (net of underwriting costs)	17,400,000	17,400	246,627,600	-	-	-	246,645,000

Offering costs	-	-	(2,308,242)	-	-	-	(2,308,242)

Net increase (decrease) in stockholders' equity (net assets)resulting from operations	-	-	(590,217)	-	-	290,789	(299,428)
Balance at December 31, 2004	17,400,100	$17,400	$243,730,641	$-	$-	$290,789	$244,038,830

Offering costs	-	-	(7,606)	-	-	-	(7,606)

Net increase (decrease) in stockholders' equity (net assets)resulting from operations	-	-	586,225	9,821,684	1,338,351	(394,933)	11,351,327
Dividends declared	-	-	-	(10,145,715)	(1,338,351)	-	(11,484,066)
Balance at December 31, 2005	17,400,100	$17,400	$244,309,260	$(324,031)	$-	$(104,144)	$243,898,485

Net increase (decrease) in stockholders' equity (net assets)resulting from operations	-	-	(15,710)	16,561,914	(245,859)	(1,299,127)	15,001,218
Dividends declared	-	-	-	(16,008,092)	-	-	(16,008,092)
Issuance of common stock under dividend reinvestment plan	22,168	22	366,623	-	-	-	366,645
Balance at December 31, 2006	17,422,268	$17,422	$244,660,173	$229,791	$(245,859)	$(1,403,271)	$243,258,256

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31, 2006	Year ended December 31, 2005	Period August 6, 2004 (commencement of operations) through December 31, 2004
Cash flows from operating activities
Net increase (decrease) in stockholders' equity (net assets) resulting from operations	$15,001,218	$11,351,327	$(299,428)
Adjustments to reconcile net increase (decrease) in stockholders' equity (net assets) resulting from operations to net cash used in operating activities
Decrease (increase) in accounts receivable	(401,951)	29,035	(80,000)
Decrease (increase) in interest receivable	(791,211)	(306,062)	(303,484)
Payment-in-kind interest	(807,813)	-	-
Payment-in-kind dividend	(123,750)	(33,250)	-
Decrease (increase) in prepaid assets	(1,022,472)	(84,427)	(491,602)
Increase (decrease) in accounts payable	1,532,649	293,581	513,173
Net amortization of premiums, discounts and fees	(1,435,683)	(1,129,615)	-
Decrease (increase) in unrealized appreciation on portfolio securities and corporate notes	1,299,127	394,933	(290,789)
Purchase of investments in portfolio securities	(138,180,371)	(58,449,304)	(65,770,724)
Redemption of investments in portfolio securities	61,486,485	33,597,539	-
Net sale (purchase) of investments in agency and auction rate securities	-	41,301,002	(41,301,002)
Purchase of investments in corporate notes	-	(51,167,818)	-
Sale of investments in corporate notes	4,005,371	29,357,422	-
Net sale (purchase) of investments in U.S. Treasury Bills	(21,151,383)	(121,411,533)	-

Net cash provided by (used in) operating activities	(80,589,784)	(116,257,170)	(108,023,856)

Cash flows from financing activities
Net proceeds from the issuance of common stock	-	-	246,645,000
Net draw on revolving credit facility	100,000,000	-	-
Offering costs from the issuance of common stock	-	(7,606)	(2,308,242)
Dividends paid	(20,426,475)	(6,699,038)	-

Net cash provided by (used in) financing activities	79,573,525	(6,706,644)	244,336,758

Net increase (decrease) in cash and cash equivalents	(1,016,259)	(122,963,814)	136,312,902
Cash and cash equivalents, beginning of the period	13,350,588	136,314,402	1,500

Cash and cash equivalents, end of period	$12,334,329	$13,350,588	$136,314,402

Supplemental disclosure
Cash paid for interest	$1,906,916	$-	$-
Cash paid for taxes	$142,517	$-	$-
Non-cash financing activities
Issuance of common stock in conjunction with dividend reinvestment plan	$366,645	$-	$-

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2006

Portfolio Company (1)	Investment (2) (4)	Principal	Cost	Fair Value (3)
TARGETED INVESTMENTS
Venoco, Inc.	Senior Notes (7) (8.75%, due 12/15/2011)	$8,000,000	$7,960,772	$7,900,000
Venoco, Inc.	Senior Notes (7) (8.75%, due 12/15/2011)	4,000,000	3,934,993	3,950,000
TierraMar Energy, LLC	Senior Secured Multiple-Advance Term Loan (LIBOR + 6.00% cash, +7.50% PIK, due 5/13/2008)	9,183,372	9,054,033	9,054,033
	Overriding Royalty Interest (6)	20,000	18,623	200,000
	Warrants (5)	10,000	10,000	200,000
C-Gas, LLC	Senior Secured Multiple-Advance Term Loan (LIBOR + 5.50% cash, +7.50% PIK, due 4/25/2009)	17,749,511	17,534,057	17,534,057
	Overriding Royalty Interest (6)	45,000	44,651	200,000
	Senior Secured Multiple-Advance Supplemental Term Loan (LIBOR + 5.50% cash, +7.50% PIK, due 2/28/2007)	4,300,000	4,251,351	4,251,351
Atchee CBM, LLC	Senior Secured Multiple-Advance Term Loan (LIBOR + 5.50% cash, +7.50% PIK, due 4/25/2009)	1,391,562	1,369,123	1,369,123
	Overriding Royalty Interest (5)(6)	5,000	5,000	5,000
	Senior Secured Multiple-Advance Supplemental Term Loan (LIBOR + 5.50% cash, +7.50% PIK, due 2/28/2007)	713,036	705,373	705,373
Chroma Exploration & Production, Inc.	Tranche A - Senior Secured Multiple-Advance Term Loan (LIBOR + 7.75% until Tranche B payoff, +6.00% thereafter, due 9/20/2008)	15,000,000	14,781,240	14,781,240
	Overriding Royalty Interest (6)	87,500	82,687	400,000
	8,628 Shares Series A Participating	-	2,157,000	2,157,000
	Convertible Preferred Stock
	8.11 Shares Common Stock	-	-	-
	Tranche B - Senior Secured Multiple-Advance Term Loan (LIBOR + 7.75%, due 4/04/2007)	1,325,000	1,300,609	1,300,609
Piceance Basin Properties, LLC	Senior Secured Multiple-Advance Term Loan (11.3868%, due 10/31/2010)	5,495,802	5,540,185	5,540,185
	LLC Units (19,900 units)	-	40,876	19,745
	Warrants (5)	25,000	25,000	25,000

NGP CAPITAL RESOURCES COMPANY CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2006
(Continued)

Portfolio Company (1)	Investment (2) (4)	Principal	Cost	Fair Value (3)
Resaca Exploitation, LP	Senior Secured Multiple-Advance Tranche A Term Loan (LIBOR + 6.00%, due 5/01/2012)	21,800,000	21,443,100	21,443,100
	Overriding Royalty Interest (6)	30,000	30,000	125,000
	Senior Secured Tranche B Term Loan (LIBOR + 9.00%, due 8/01/2007)	6,000,000	5,926,736	5,926,736
	Overriding Royalty Interest (6)	30,000	30,000	125,000
	Senior Subordinated Secured Convertible Term Loan (6.00% Cash, 8.00% PIK, due 05/01/2012)	4,000,000	4,000,000	4,000,000
Crossroads Energy, LP	Senior Secured Multiple-Advance Term Loan (LIBOR + 5.50% Cash, +7.5% PIK - until 12/29/07, cash only thereafter, due 6/29/2009)	1,723,533	1,673,251	1,673,251
	Overriding Royalty Interest (6)	10,000	9,926	70,000
Rubicon Energy Partners, LLC	Senior Secured Multiple-Advance Term Loan (LIBOR + 6.50%, due 7/26/2010)	32,595,949	32,136,463	32,136,463
	LLC Units (4,000 units )	-	4,000,000	4,000,000
BSR Alto, LLC	Senior Secured Multiple-Advance Term Loan (LIBOR + 5.50% Cash, +7.5% PIK - until 8/17/08, cash only thereafter, due 8/17/2009)	1,838,943	1,708,559	1,708,559
	Overriding Royalty Interest (6)	30,000	29,922	75,000
	Warrants (5)	10,000	10,000	100,000
BSR Loco Bayou, LLC	Senior Secured Multiple-Advance Term Loan (LIBOR + 5.50% Cash, +7.5% PIK - until 8/15/08, cash only thereafter, due 8/15/2009)	2,188,432	2,010,533	2,010,533
	Overriding Royalty Interest (5)(6)	20,000	20,000	20,000
	Warrants (5)	10,000	10,000	10,000
Nighthawk Transport I, LP	Senior Secured Term Loan A (LIBOR + 3.50%, due 6/15/2010)	2,159,443	2,128,317	2,128,317
	Second Lien Term Loan B (LIBOR + 8.00%, due 6/15/2011)	3,760,863	3,686,628	3,686,628
	Second Lien Delayed Draw Term Loan B (LIBOR + 8.00%, due 6/15/2011)	3,387,585	3,320,190	3,320,190
	Warrants (5)	-	224	224

NGP CAPITAL RESOURCES COMPANY CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2006
(Continued)

Portfolio Company (1)	Investment (2) (4)	Principal	Cost	Fair Value (3)
Energy XXI Gulf Coast, Inc.	Second Lien Term Loan (LIBOR + 5.50%, due 4/04/2010)	14,000,000	14,000,000	14,000,000
Sonoran Energy, Inc.	Senior Secured Multiple-Advance Term Loan (LIBOR + 6.00%, due 2/28/2008)	6,000,000	5,763,781	5,763,781
	Overriding Royalty Interest (6)	100,000	100,000	100,000
	Warrants (5)	10,000	10,000	10,000
Subtotal Targeted Investments (50.28% of total investments)			$170,863,203	$172,025,498

Issuing Company	Investment (4)	Principal	Cost	Value
CORPORATE NOTES
Pioneer Natural Resources Co.	Senior Notes, 7.2%, due 2028	$10,000,000	$11,673,809	$9,418,600
XTO Energy, Inc.	Senior Notes, 5.0%, due 2015	6,000,000	6,007,837	5,697,480
Subtotal Corporate Notes ( 4.42% of total investments)			$17,681,646	$15,116,080

GOVERNMENT SECURITIES
U.S. Treasury Bills	U.S. Treasury Bills, 4.967%, due 02/22/2007	$7,407,000	$7,355,217	$7,355,217
U.S. Treasury Bills	U.S. Treasury Bills, 4.967%, due 02/22/2007	12,000,000	11,916,107	11,916,107
U.S. Treasury Bills	U.S. Treasury Bills, 4.967%, due 02/22/2007	12,000,000	11,916,107	11,916,107
U.S. Treasury Bills	U.S. Treasury Bills, 4.967%, due 02/22/2007	12,000,000	11,916,107	11,916,107
U.S. Treasury Bills	U.S. Treasury Bills, 4.967%, due 02/22/2007	12,000,000	11,916,107	11,916,107
U.S. Treasury Bills	U.S. Treasury Bills, 4.967%, due 02/22/2007	12,000,000	11,916,107	11,916,107
U.S. Treasury Bills	U.S. Treasury Bills, 4.967%, due 02/22/2007	12,000,000	11,916,107	11,916,107
U.S. Treasury Bills	U.S. Treasury Bills, 4.967%, due 02/22/2007	12,000,000	11,916,107	11,916,107
U.S. Treasury Bills	U.S. Treasury Bills, 4.967%, due 02/22/2007	12,000,000	11,916,107	11,916,107
U.S. Treasury Bills	U.S. Treasury Bills, 4.250%, due 01/04/2007	10,000,000	9,996,458	9,996,458
U.S. Treasury Bills	U.S. Treasury Bills, 4.380%, due 01/04/2007	30,000,000	29,989,048	29,989,048

Subtotal Government Securities (41.7% of total investments)			$142,669,579	$142,669,579

CASH
Subtotal Cash (3.6% of total investments)			$12,334,329	$12,334,329

TOTAL INVESTMENTS, CASH AND CASH EQUIVALENTS			$343,548,757	$342,145,486

LIABILITIES IN EXCESS OF OTHER ASSETS				$(98,887,230)

NET ASSETS				$243,258,256

(1)	None of our portfolio companies are controlled by or affiliated with us as defined by the Investment Company Act of 1940.
(2)	Percentages represent interest rates in effect at December 31, 2006, and due dates represent the contractual maturity dates.
(3)	Fair value of targeted investments is determined by or under the direction of the Board of Directors.
(4)	All investments are in entities with primary operations in the United States of America.
(5)	Non-income producing securities.
(6)	Securities are subject to restrictions as to their sale.
(7)	Upon the March 30, 2006 closing of Venoco, Inc.'s TexCal acquisition, Venoco Inc.'s senior notes became collateralized by second priority liens.

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2005

Portfolio Company (1)	Investment (2) (4)	Principal	Cost	Fair Value (3)
Crescent Resources, LLC	Senior Subordinated- Secured Term Loan (LIBOR + 9.5%, due 12/20/2008)	$48,250,000	$47,443,575	$47,443,575
Venoco, Inc.	Senior Notes (8.75%, due 12/15/2011)	8,000,000	7,954,671	8,160,000
Venoco, Inc.	Senior Notes (8.75%, due 12/15/2011)	4,000,000	3,925,048	4,080,000
TierraMar Energy, LLC	Senior Secured Multiple-Advance Term Loan (LIBOR + 6%, due 5/13/2008)	6,100,000	5,964,780	5,964,780
	Overriding Royalty Interest (6)	20,000	19,510	200,000
	Warrants (5)	10,000	10,000	400,000
C-Gas, LLC	Senior Secured Multiple-Advance Term Loan (LIBOR + 5.5%, due 4/25/2009)	14,589,550	14,357,968	14,357,968
	Overriding Royalty Interest (6)	45,000	44,839	200,000
Atchee CBM, LLC	Senior Secured Multiple-Advance Term Loan (LIBOR + 5.5%, due 4/25/2009)	385,922	375,421	375,421
	Overriding Royalty Interest (5)(6)	5,000	5,000	5,000
Chroma Exploration & Production, Inc.	Senior Secured Multiple-Advance Term Loan (LIBOR + 6%, due 9/21/2008)	9,750,000	9,454,102	9,454,102
	Overriding Royalty Interest (6)	175,000	172,947	172,947
	8,133 Shares Series A Participating Convertible Preferred Stock	2,033,250	2,033,250	2,033,250
	8.11 Shares Common Stock	-	-	-
Total targeted investments (37.39% of total investments)			$91,761,111	$92,847,043

Issuing Company	Investment (4)	Principal	Cost	Value
Pioneer Natural Resources Co.	Senior Notes, 7.2%, due 2028	10,000,000	11,713,648	10,752,100
XTO Energy, Inc.	Senior Notes, 5.0%, due 2015	10,000,000	10,014,328	9,785,800

Total investment grade senior notes ( 8.27% of total investments)			$21,727,976	$20,537,900

Issuing Company	Investment	Principal	Cost	Value
U.S. Treasury Bills	U.S. Treasury Bills, 3.762%, due 01/05/2006	12,046,000	12,041,047	12,041,047
U.S. Treasury Bills	U.S. Treasury Bills, 3.453%, due 01/05/2006	12,031,000	12,026,455	12,026,455
U.S. Treasury Bills	U.S. Treasury Bills, 3.370%, due 01/05/2006	12,029,000	12,024,496	12,024,496
U.S. Treasury Bills	U.S. Treasury Bills, 3.370%, due 01/05/2006	24,055,000	24,046,718	24,046,718
U.S. Treasury Bills	U.S. Treasury Bills, 3.044%, due 01/05/2006	61,400,000	61,379,480	61,379,480

Total government securities (48.96% of total investments)			$121,518,196	$121,518,196

Total cash (5.38% of total investments)			$13,350,588	$13,350,588

TOTAL INVESTMENTS, CASH AND CASH EQUIVALENTS			$248,357,871	$248,253,727

LIABILITIES IN EXCESS OF OTHER ASSETS				$(4,355,242)

NET ASSETS				$243,898,485

(1)	None of our portfolio companies are controlled by or affiliated with us as defined by the Investment Company Act of 1940.
(2)	Percentages represent interest rates in effect at December 31, 2005, and due dates represent the contractual maturity dates.
(3)	Fair value of targeted investments is determined by or under the direction of the Board of Directors.
(4)	All investments are in entities with primary operations in the United States of America.
(5)	Non-income producing securities.
(6)	Securities are subject to restrictions as to their sale.

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

Note 1: Organization

NGP Capital Resources Company (the “Company”) was organized as a Maryland corporation in July 2004. The Company has elected to be treated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for tax purposes the Company has elected to be treated as a regulated investment company, (“RIC”), under the Internal Revenue Code of 1986, as amended (the “Code”) for 2005 and later years. The Company has several subsidiaries that are single member limited liability companies and wholly-owned limited partnerships established to hold certain portfolio investments or provide services to the Company in accordance with specific rules prescribed for a company operating as a RIC. These subsidiaries are: NGPC Funding GP, LLC, a Texas limited liability company; NGPC Nevada, LLC, a Nevada limited liability company; NGPC Funding, LP, a Texas limited partnership; NGPC Asset Holdings GP, LLC, a Texas limited liability company; NGPC Asset Holdings, LP, a Texas limited partnership; NGPC Asset Holdings II, LP, a Texas limited partnership; and NGPC Asset Holdings III, LP, a Texas limited partnership. The Company consolidates the results of its subsidiaries for financial reporting purposes. The Company does not consolidate the financial results of its portfolio companies.

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

The Company is managed and advised, subject to the overall supervision of the Company’s Board of Directors, by NGP Investment Advisor, LP, (the “Manager”), a Delaware limited partnership owned by NGP Energy Capital Management, LLC and NGP Administration, LLC (the “Administrator”), the Company’s administrator.

Note 2: Significant Accounting Policies

The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Our financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and pursuant to the requirements for reporting on Form 10-K and Article 10 of Regulation S-X. The consolidated financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of such consolidated financial statements.

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

Prepaid Assets

Prepaid assets consist of premiums paid for directors’ and officers’ insurance and fidelity bonds with a policy term of one year, and fees associated with the establishment of the credit facility. Such premiums and fees are amortized monthly on a straight line basis over the term of the credit facility.

Concentration of Credit Risk

The Company places its cash and cash equivalents with financial institutions and, at times, cash held in checking accounts may exceed the Federal Deposit Insurance Corporation insured limit.

 NGP CAPITAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Valuation of Investments

 Investments are carried at fair value, as determined in good faith by the Company’s Board of Directors. On a quarterly basis, the Manager prepares valuations for all of the assets in the Company’s portfolio and presents the valuations to the Company’s Valuation Committee and Board of Directors. The valuations are determined and recommended by the Valuation Committee to the Board of Directors, which reviews and ratifies the final portfolio valuations. For more information regarding our portfolio valuation policies and procedures, see “Valuation Process” in Part I, Item 1, Business above.

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

The methodologies for determining asset valuations include estimates based on: the liquidation or sale value of a portfolio company’s assets, the discounted value of expected future net cash flows from the assets and third party valuations of a portfolio company’s assets, such as engineering reserve reports of oil and gas properties or multiples from transactions involving the sale of comparable assets. The Manager considers some or all of the above valuation methods to determine the estimated asset value of a portfolio company.

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

Debt Securities: The Company values its investments in non-convertible debt securities at its original net book value plus amortized original issue discount, or OID, to the extent that the estimated asset or enterprise value of the portfolio company exceeds the outstanding debt of the portfolio company. The Company values convertible debt securities at the higher of: 1) cost plus amortized OID, to the extent that the estimated asset or enterprise value of the portfolio company equals or exceeds the outstanding debt of the portfolio company; and 2) the Company’s pro rata share, upon conversion, of the residual equity value of the portfolio company available after deducting all outstanding debt from its estimated enterprise value. If the estimated asset or enterprise value is less than the sum of the value of the Company’s debt investment and all other debt securities of the portfolio company pari passu or senior to the Company’s debt investment, the Company reduces the value of its debt investment beginning with its junior-most debt investment such that the asset or enterprise value less the value of the outstanding pari passu or senior debt is zero.

Equity Securities: The Company values investments in preferred and common equity securities (including warrants or options to acquire equity securities) based on its pro rata share of the residual equity value available after deducting all outstanding debt from the estimated enterprise value.

Property-Based Equity Participation Rights: The Company values investments in overriding royalty and net profits interests based on a multiple of cash flows generated by such investments, multiples from transactions involving the sale of comparable assets and/or the discounted value of expected future net cash flows from such investments. Appropriate cash flow multiples are derived from the review of comparable transactions involving similar assets. The discounted value of future net cash flows is derived, when appropriate, from third party valuations of a portfolio company’s assets, such as engineering reserve reports of oil and gas properties.

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

NGP CAPITAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Securities Transactions, Interest and Dividend Income Recognition

All securities transactions are accounted for on a trade-date basis. Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected. Premium and discount are accreted into interest income using the effective interest method. Detachable warrants, other equity securities or property interests such as overriding royalty interests obtained in conjunction with the acquisition of debt securities are recorded separately from the debt securities at their initial fair value, with a corresponding amount recorded as a discount to the associated debt security. Income from overriding royalty interests is recognized as received and the recorded assets are charged depletion using the unit of production depletion method. The portion of the loan origination fees paid that represent additional yield or discount on a loan are deferred and accreted into interest income over the life of the loan using the effective interest method. Upon the prepayment of a loan or debt security, any unamortized loan origination fees are recorded as interest income and any unamortized premium or discount is recorded as a realized gain or loss. Market premiums or discounts on acquired loans or fixed income investments are accreted into interest income using the effective interest method. Dividend income is recognized on the ex-dividend date. Accruing interest or dividends on investments is deferred when it is determined that the interest or dividend is not collectible. Collectibility of the interest and dividends is assessed, based on many factors including the portfolio company’s ability to service its loan based on current and projected cash flows as well as the current valuation of the company’s assets. For investments with payment-in-kind (PIK) interest, the Manager bases income accruals on the valuation of the PIK notes or securities received from the borrower. If the portfolio company’s asset valuation indicates a value that is not sufficient to cover the contractual interest due on the PIK notes, management will not accrue interest income on the notes.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

Realized gains and losses are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, considering unamortized fees and prepayment premiums and without regard to unrealized appreciation or depreciation previously recognized, and include investments charged off during the year, net of recoveries. Net unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period including the reversal of previously recorded unrealized appreciation or depreciation, when capital gains or losses are realized.

Fee Income Recognition

Fees primarily include financial advisory, transaction structuring, loan administration, commitment and prepayment fees. Financial advisory fees represent amounts received for providing advice and analysis to companies and are recognized as earned when such services are performed provided collection is probable. Transaction structuring fees represent amounts received for structuring, financing, and executing transactions and are generally payable only if the transaction closes. Such fees are deferred and accreted into interest income over the life of the loan using the effective interest method. Commitment fees represent amounts received for committed funding and are generally payable whether or not the transaction closes. On transactions that close within the commitment period, commitment fees are deferred and accreted into interest income over the life of the loan using the effective interest method. Commitment fees on transactions that do not close are generally recognized over the time period the commitment is outstanding. Prepayment and loan administration fees are recognized as they are received. Included in interest income is approximately $1.4 million in 2006 and $1.1 million in 2005 of such accreted fee income.

NGP CAPITAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

For the period ending December 31, 2004, the Company was treated as a “C” corporation and had no taxable income and therefore did not declare a dividend for that period. The following table summarizes our dividend history:

	Dividend History
Declaration Date	Amount	Record Date	Payment Date
March 18, 2005	$0.120	March 31, 2005	April 15, 2005
June 17, 2005	$0.125	June 30, 2005	July 15, 2005
September 19, 2005	$0.140	September 30, 2005	October 14, 2005
December 15, 2005	$0.275	December 27, 2005	January 4, 2006
March 10, 2006	$0.160	March 31, 2006	April 17, 2006
June 14, 2006	$0.180	June 30, 2006	July 14, 2006
September 14, 2006	$0.250	September 29, 2006	October 13, 2006
December 7, 2006	$0.330	December 19, 2006	December 29, 2006

NGP CAPITAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company has established an “opt out” dividend reinvestment plan for its common stockholders. As a result, if the Company declares a cash dividend, a stockholder’s cash dividend will be automatically reinvested in additional shares of the Company’s common stock unless the stockholder, or his or her broker, specifically “opts out” of the dividend reinvestment plan and elects to receive cash dividends. It is customary practice for many brokers to “opt out” of dividend reinvestment plans on behalf of their clients unless specifically instructed otherwise. As of December 31, 2006, holders of 1,111,045 shares, or approximately 6.4% of outstanding shares, were participants in the Company’s dividend reinvestment plan.

 The Company’s plan provides for the plan agent to purchase shares in the open market for credit to the accounts of plan participants unless the average of the closing sales prices for the shares for the five days immediately preceding the payment date exceeds 110% of the most recently reported net asset value per share. Through the third quarter of 2006, all shares credited to participants’ accounts were purchased in the open market. In the fourth quarter of 2006, 22,168 shares were issued pursuant to the dividend reinvestment plan.

The table below summarizes participation in the Company’s dividend reinvestment plan:

Dividend Reinvestment Plan Participation
		Percentage of			Common Stock Dividends
	Participating	Outstanding	Total	Cash	Purchased in	Newly Issued Shares
Dividend	Shares	Shares	Distribution	Dividends	Open Market	Amount	Shares
March 2005	-	0.0%	$2,088,012	$2,088,012	$-	$-	$-
June 2005	1,215,870	7.0%	$2,175,013	$2,023,029	$151,984	$-	$-
September 2005	1,488,904	8.6%	$2,436,014	$2,227,567	$208,447	$-	$-
December 2005	1,660,140	9.5%	$4,785,028	$4,328,488	$456,540	$-	$-
March 2006	1,618,940	9.3%	$2,784,016	$2,524,986	$259,030	$-	$-
June 2006	1,410,227	8.1%	$3,132,018	$2,878,177	$253,841	$-	$-
September 2006	1,270,634	7.3%	$4,350,025	$4,032,366	$317,659	$-	$-
December 2006	1,111,045	6.4%	$5,742,033	$5,375,388	$-	$366,645	$22,168

NGP CAPITAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 3: Credit Facility

 On August 31, 2006, the Company simultaneously repaid its original credit facility and entered into an Amended and Restated Revolving Credit Agreement (the “Investment Credit Agreement”), among the Company, the syndicated lenders party thereto and SunTrust Bank, as administrative agent for the lenders. Also on August 31, 2006, the Company entered into a Treasury Secured Revolving Credit Agreement (the “Treasury Credit Agreement”), among the Company, the syndicated lenders party thereto and SunTrust Bank, as administrative agent for the lenders.

Under the Investment Credit Agreement, the lenders have agreed to extend revolving credit to the Company in an amount not to exceed $80 million, which includes a $10 million letter of credit subfacility; however, the Company has the ability to increase the credit available under the Investment Credit Agreement to an amount not to exceed $175 million by obtaining additional commitments from existing lenders or new lenders. The Investment Credit Agreement has a three year term and bears interest, at the Company’s option, at either (i) LIBOR plus 125 to 225 basis points, based on the degree of leverage of the Company or (ii) the base rate plus 25 to 75 basis points, based on the degree of leverage of the Company. Proceeds from the Investment Credit Agreement will be used to supplement the Company’s equity capital to make portfolio investments.

The obligations under the Investment Credit Agreement are collateralized by substantially all of the Company’s assets, except certain assets that collateralize the Treasury Credit Agreement and are guaranteed by the Company’s existing and future subsidiaries, other than special purpose subsidiaries and certain other subsidiaries. The Investment Credit Agreement contains affirmative and reporting covenants and certain financial ratio and restrictive covenants, including: (a) maintaining a ratio of net asset value to consolidated total indebtedness (excluding net hedging liabilities) of the Company and its subsidiaries, of not less than 2.25:1.0, (b) maintaining a ratio of net asset value to consolidated total indebtedness (including net hedging liabilities) of the Company and its subsidiaries, of not less than 2.0:1.0, (c) maintaining a ratio of net income (excluding revenue from collateral under the Treasury Credit Agreement) plus interest, taxes, depreciation and amortization expenses (“EBITDA”) to interest expense (excluding interest on loans under the Treasury Credit Agreement) of the Company and its subsidiaries of not less than 3.0:1.0, (d) limitations on additional indebtedness, (e) limitations on liens, (f) limitations on mergers and other fundamental changes, (g) limitations on dividends, (h) limitations on disposition of assets other than in the normal course of business, (i) limitations on transactions with affiliates, (j) limitations on agreements that prohibit liens on properties of the Company and its subsidiary guarantors, (k) limitations on sale and leaseback transactions, (l) limitations on speculative hedging transactions, and (m) limitations on the aggregate amount of unfunded commitments.

Under the Treasury Credit Agreement, the lenders have agreed to extend revolving credit loans to the Company in an amount not to exceed $100 million. Proceeds from the Treasury Credit Agreement will be used to facilitate the growth of the Company’s investment portfolio and provide flexibility in the sizing of its portfolio investments. The Treasury Credit Agreement has a three year term and bears interest, at the Company’s option, at either (i) LIBOR plus 25 basis points or (ii) the base rate. As of December 31, 2006, the interest rate was 5.57% (LIBOR rate of 5.32% plus 25 basis points) on our $100 million outstanding balance under the Treasury Credit Agreement. Prepayments of loans under the Treasury Credit Agreement made during the first year are subject to a premium equal to 1% of the amount so prepaid.

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

The Company has borrowed $100 million as of December 31, 2006 under the Treasury Credit Agreement. From time to time, certain of the lenders may provide customary commercial and investment banking services to the Company.

NGP CAPITAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The Company has established a dividend reinvestment plan for the Company’s common stockholders, which provides for reinvestment of distributions paid by the Company, on behalf of each plan participant, by the Company’s transfer agent, in accordance with the plan terms. The purpose of the plan is to provide stockholders of record of the Company’s common stock, par value $.001 per share, with a method of investing cash dividends and distributions in additional shares at the current market price without charges for record-keeping, custodial, and reporting services. However, the plan is an “opt-out” plan. This means, if the Company declares a cash dividend, a stockholder’s cash dividend will be automatically reinvested in additional shares of our common stock unless the stockholder specifically “opts out” of the dividend reinvestment plan in writing, and elects to receive cash dividends. Any stockholder of record may elect to partially participate in the plan, or begin or resume participation at any time, by providing the plan agent with written notice. It is customary practice for many brokers to “opt out” of dividend reinvestment plans on behalf of their clients unless specifically instructed otherwise.

On December 29, 2006, the Company issued 22,168 shares of common stock to participants in the dividend reinvestment plan with respect to the $0.33 per share dividend declared on December 7, 2006.

Note 5: Investment Management

The Company has entered into an investment advisory agreement with the Manager under which the Manager, subject to the overall supervision of the Company’s Board of Directors, manages the day-to-day operations of, and provides investment advisory services to, the Company. On October 25, 2006, our Board of Directors, including all of the independent directors, approved an extension of the investment advisory agreement through November 9, 2007.

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

 Of the $1,374,299 management and incentive fees payable to the Manager as of December 31, 2006, $1,358,465 is the base management fee for the quarter ending December 31, 2006.

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

The Manager agreed that payment of the investment income related portion of the incentive fee would not commence until December 1, 2005. There were no investment income incentive fees earned in December 2005. The incentive fees due in any fiscal quarter thereafter will be calculated as follows:

•	no incentive fee in any fiscal quarter in which the Company’s net investment income does not exceed the hurdle rate.

•	20% of the amount of the Company’s net investment income, if any, that exceeds the hurdle rate in any fiscal quarter.

NGP CAPITAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

These calculations are appropriately pro rated for any period of less than three months. Of the $1,374,299 management and incentive fees payable to the Manager as of December 31, 2006, $15,834 is the investment income incentive fee earned for the year 2006.

The second part of the incentive fee (the “Capital Gains Fee”) is determined and payable in arrears as of the end of each fiscal year (or upon termination of the investment advisory agreement, as of the termination date), and equals (1) 20% of (a) the Company’s net realized capital gain (realized capital gains less realized capital losses) on a cumulative basis from the closing date of the Company’s initial public offering to the end of such fiscal year, less (b) any unrealized capital depreciation at the end of such fiscal year, less (2) the aggregate amount of all Capital Gains Fees paid to the Manager in prior fiscal years. There were no capital gains incentive fees earned for the year 2006.

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

 The investment advisory agreement was originally approved by the Company’s Board of Directors on November 9, 2004. The investment advisory agreement provides that unless terminated earlier as described below, the agreement shall remain in effect through October 31, 2006, and from year-to-year thereafter provided such continuance is approved at least annually by the Board of Directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons. On October 25, 2006, the Company’s Board of Directors, including all of the independent directors, approved an extension of the investment advisory agreement through November 9, 2007.

The investment advisory agreement may be terminated at any time, without the payment of any penalty, by a vote of the Company’s Board of Directors or the holders of a majority of the Company’s shares on 60 days written notice to the Manager, and would automatically terminate in the event of its “assignment” (as defined in the 1940 Act).

The investment advisory agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, the Manager, its partners and the Managers’ and its partners’ respective officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with it are entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising out of or otherwise based upon any of the Manager’s duties or obligations under the investment advisory agreement or otherwise as our investment adviser.

Pursuant the investment advisory agreement, the compensation and routine overhead expenses of the investment professionals of our management team and their respective staffs, when and to the extent engaged in providing management and investment advisory services to us, will be paid for by the Manager. We will bear all other costs and expenses of our operations and transactions.

The Manager, NGP Investment Advisor, LP, was formed in 2004 and maintains an office at 1221 McKinney Street, Suite 2975, Houston, Texas 77010. The Manager’s sole activity is to perform management and investment advisory services for the Company. The Manager is a registered investment adviser under the Investment Advisers Act of 1940.

The foregoing description of the investment advisory agreement is qualified in its entirety by reference to the full text of the document, a copy of which was filed as Exhibit 10.1 to our Form 10-K for the year ended December 31, 2004, and is incorporated herein by reference.

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

Of the $965,105 in accounts payable as of December 31, 2006, $274,416 is due to the Administrator for expenses incurred on the Company’s behalf for the month of December 2006.

Of the $407,580 in accounts payable as of December 31, 2005, $127,166 is due to the Administrator for expenses incurred on the Company’s behalf for the month of December 2005.

The administration agreement was originally approved by our Board of Directors on November 9, 2004. The administration agreement provides that unless terminated earlier as described below, the agreement will continue in effect until November 9, 2006, and from year-to-year thereafter provided such continuance is approved at least annually by (i) the Company’s Board of Directors and (ii) a majority of our directors who are not parties to the administration agreement or “interested persons” of any such party. On October 25, 2006, the Board of Directors, including all of the independent directors, approved an extension of the administration agreement through November 9, 2007.

NGP CAPITAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The foregoing description of the administration agreement is qualified in its entirety by reference to the full text of the document, a copy of which was filed as Exhibit 10.2 to our Form 10-K for the year ended December 31, 2004, and is incorporated herein by reference.

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

For the year ending December 31, 2005 and 2006, the Company met all RIC requirements. The Company distributed substantially all of its investment company taxable income for 2005 and for 2006. Thus, the Company did not incur any federal income tax liability for either period.

Differences between the effective income tax rate and the statutory Federal tax rate were as follows:

	Year ended December 31, 2006	Year ended December 31, 2005	Period August 6, 2004 (commencement of operations) through December 31, 2004
Statutory federal rate on loss from continuing operations	34%	34%	34%
Effect of net deferred tax assets	(34%)	(34%)	(34%)

Effective tax rate on earnings from continuing operations	0%	0%	0%

The tax effects of temporary differences that give rise to the deferred tax assets and liabilities are as follows:

	Year ended December 31, 2006	Year ended December 31, 2005	Period August 6, 2004 (commencement of operations) through December 31, 2004
Deferred tax assets
Net operating loss carryforwards	$156,674	$157,862	$142,471
Net organization costs	123,811	171,739	225,347
Total gross deferred tax assets	280,485	329,601	367,818
Less valuation allowance	(280,485)	(329,601)	(101,805)
Net deferred tax assets	-	-	266,013

Deferred tax liabilities
Unrealized gains, net	-	-	(98,868)
Prepaid expenses	-	-	(167,145)
Total gross deferred tax liabilities	-	-	(266,013)

Net deferred tax assets	$-	$-	$-

NGP CAPITAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

When a “C” corporation qualifies to be taxed as a RIC, it is subject to corporate-level tax on appreciation inherent in its assets on the date it becomes a RIC (i.e., built-in gain) that it recognizes within the first 10 years of its RIC status. A RIC generally may use loss carryforwards arising in taxable years while it was a “C” corporation to reduce its net recognized built-in gain, although a RIC is not otherwise allowed to utilize such loss carryforwards. Because the Company intends to qualify as a RIC under Subchapter M of the Code for 2005 and later years, it is uncertain whether the Company will fully utilize the tax benefit of its loss carryforward of approximately $142,000 at December 31, 2004. The valuation allowance for deferred tax assets for the period August 6, 2004 (commencement of operations) through December 31, 2004 was primarily included to reflect this uncertainty. After reducing the deferred tax asset by this allowance, the amount of the remaining deferred tax asset of $266,013 would entirely offset the deferred tax liability of $266,013 estimated as of December 31, 2004 should the Company recognize its built-in gain in future years. Because the loss carryforward is expected to offset the built-in gain, no provision for Federal income taxes has been recorded for the period August 6, 2004 (commencement of operations) through December 31, 2004. The loss carryforward will expire in the year 2024.

The Company’s consolidated subsidiaries, NGPC Asset Holdings, LP, NGPC Asset Holdings II, LP, and NGPC Asset Holdings III, LP, collectively (“NGPCAH”), are subject to federal income taxes. For the year ended December 31, 2005 (its first year of operations), NGPCAH operated at a loss and thus, at December 31, 2005, NGPCAH had a deferred tax asset of approximately $15,000, composed of net operating loss carryforwards. For the year ended December 31, 2006, NGPCAH operated at a small profit, resulting in a reduction of the deferred tax asset composed of net operating loss carryforwards of approximately $1,000. Management believes that the realization of the net deferred tax asset is less likely than not based on expectations as to future taxable income and, accordingly, NGPCAH recorded a valuation allowance of approximately $15,000 at December 31, 2005, and of approximately $14,000 at December 31, 2006.

Note 8: Commitments and Contingencies

As of December 31, 2006, the Company had investments in or commitments to fund loan facilities to fourteen portfolio companies totaling $206.9 million, on which $172.7 million was drawn. In addition, the Company has continuing obligations under the investment advisory agreement with the Manager and the administration agreement with the Administrator. The agreements provide that, absent willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, the Manager, the Administrator and its officers, managers, agents, employees, controlling persons, members and any other person or entity affiliated with them will be entitled to indemnification from the Company for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of the Manager’s or Administrator’s services under the agreements or otherwise as the Company’s investment adviser or administrator. The agreements also provide that the Manager, the Administrator and their affiliates will not be liable to the Company or any stockholder for any error of judgment, mistake of law, any loss or damage with respect to any of the Company’s investments, or any action taken or omitted to be taken by the Manager or the Administrator in connection with the performance of any of their duties or obligations under the agreements or otherwise as investment adviser or administrator to the Company, except to the extent specified in Section 36(b) of the 1940 Act concerning loss resulting from a breach of fiduciary duty with respect to the receipt of compensation for services. In the normal course of business, the Company enters into a variety of undertakings containing a variety of representations that may expose the Company to some risk of loss. The amount of future loss, if any arising from such undertakings, while not quantifiable, is not expected to be significant.

NGP CAPITAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 9: Dividends and Distributions

The Company declared dividends for the year ending December 31, 2006 totaling $16,008,092, or $0.92 per share. For tax purposes, all of the dividends declared for the years ending December 31, 2006 and December 31, 2005 were paid from ordinary income. The Company did not declare any dividends for the period August 6, 2004 (commencement of operations) through December 31, 2004. The following table summarizes the Company’s dividend history.

	Dividend History
Declaration Date	Amount	Record Date	Payment Date
March 18, 2005	$0.120	March 31, 2005	April 15, 2005
June 17, 2005	$0.125	June 30, 2005	July 15, 2005
September 19, 2005	$0.140	September 30, 2005	October 14, 2005
December 15, 2005	$0.275	December 27, 2005	January 4, 2006
March 10, 2006	$0.160	March 31, 2006	April 17, 2006
June 14, 2006	$0.180	June 30, 2006	July 14, 2006
September 14, 2006	$0.250	September 29, 2006	October 13, 2006
December 7, 2006	$0.330	December 19, 2006	December 29, 2006

The following table summarizes the differences between financial statement net increase in net assets resulting from operations and taxable income available for distribution to shareholders for the years ending December 31, 2006, and December 31, 2005 and for the period August 6, 2004 (commencement of operations) through December 31, 2004:

	Year ended December 31, 2006	Year ended December 31, 2005	Period August 6, 2004 (commencement of operations) through December 31, 2004
Net increase (decrease) in net assets resulting from operations	$15,001,218	$11,351,327	$(299,428)
Adjustments
Net change in unrealized (appreciation) depreciation	1,299,127	394,933	(290,789)
Amortization of organization costs	(140,962)	(140,962)	646,074
Amortization of insurance premiums	564,308	(570,891)	(491,602)
Insurance premiums deducted in prior year	(523,562)	570,880	-
Net income from consolidating affiliate	(411,832)	(113,500)	-
Administrative fees from affiliate	408,337	158,769	-
Undistributed net realized capital losses	245,859	-	-
Other	19,205	14,580	614
Taxable income available for distribution to shareholders	$16,461,698	$11,665,136	$(435,131)
Dividends paid	$16,008,092	$11,484,066	$-
Prior year Section 855 dividends	(181,070)	-	-
Under (over) distribution of taxable income	$634,676	$181,070	$-

As of December 31, 2006, the components of net assets (excluding paid in capital) on a tax basis consisted of current distributable ordinary income of $634,676, current distributable tax basis capital loss carryforward of $174,401 and net unrealized depreciation of portfolio securities and corporate notes of $1,403,271. The temporary timing differences between book and tax amounts consist of organization costs, amortization of insurance premiums, and the deferral of post October capital losses.

At December 31, 2006, the aggregate cost of securities for federal income tax purposes was $331.2 million.

As of December 31, 2006, the Company had a net capital loss carryforward of $174,401, which are available to offset future realized gains which will expire on December 31, 2014. Net capital losses incurred after October 31 and within the taxable year are deemed to arise on the first business day of the Company’s next taxable year. For the year ended December 31, 2006, the Company deferred to January 1, 2007, post October capital losses of $71,458.

 NGP CAPITAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 10: Reclassifications

Certain reclassifications have been made to the 2004 financial statements in order for them to conform to the 2005 presentation. In addition, GAAP requires that certain components of net assets be adjusted to reflect permanent differences between financial and tax reporting. These reclassifications have no effect on total net assets or net asset value per share. During the year ended December 31, 2006, $15,710 has been reclassified to Undistributed net investment income (loss) from Paid-in capital in excess of par. During the year ended December 31, 2005, $586,225 has been reclassified from Undistributed net investment income (loss) to Paid-in capital in excess of par. These reclassifications are primarily due to non-deductible meal expenses, organization costs, and income and expenses from a wholly owned subsidiary.

Note 11: Subsequent Events

In January 2007, the Company closed a $36.5 million Senior Secured Credit Facility with Alden Resources, LLC, a private Louisville, Kentucky based specialty coal company. The initial funding under the facility totaled approximately $28.5 million. Also, since the beginning of the 2007 fiscal year, existing portfolio companies have drawn approximately $9.4 million under their respective facilities.

Note 12: Supplemental Disclosure of Cash Flow Information

Non-cash operating activities for the year ended December 31, 2006, included amortization of original issue discount of $1,439,670, depletion of basis in overriding royalty interests of $3,986, payment-in-kind interest income of $807,813 and payment-in-kind stock dividends of $123,750. The net change in prepaid credit facility fees and insurance premiums was $1,022,472, resulting from additions of $1,815,767 less amortization of $793,295.

Non-cash operating activities for the year ended December 31, 2005, included amortization of original issue discount of $1,132,319, depletion of basis in overriding royalty interests of $2,704, and payment-in-kind stock dividends of $33,250. The net change in prepaid credit facility fees and insurance premiums was $84,817, resulting from additions of $797,204 less amortizations of $ 712,387. Non-cash operating activities for the period August 6, 2004 (commencement of operations) through December 31, 2004, included amortization of prepaid insurance premiums of $79,829.

Note 13: New Accounting Pronouncements

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

NGP CAPITAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 14: Financial Highlights

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED FINANCIAL HIGHLIGHTS

	Year ended December 31, 2006	Year ended December 31, 2005	Period August 6, 2004 (commencement of operations) through December 31, 2004
Per Share Data

Net asset value, beginning of period	$14.02	$14.03	$15.00

Underwriting discounts, commissions related to initial public offering	-	-	(0.82)
Other costs related to initial public offering	-	-	(0.13)

Net asset value after initial public offering	14.02	14.03	14.05

Net investment income (loss)	0.95	0.60	(0.03)
Net realized and unrealized gain (loss) on portfolio securities and corporate notes	(0.09)	0.05	0.01

Net increase (decrease) in stockholders' equity (net assets) resulting from operations	0.86	0.65	(0.02)

Dividends declared	(0.92)	(0.66)	-

Net asset value, end of period	$13.96	$14.02	$14.03

Market value, beginning of period	$13.13	$15.37	$15.00
Market value, end of period	$16.75	$13.13	$15.37
Market value return (1)	35.60%	(10.67%)	2.47%
Net asset value return (1)	5.84%	4.49%	(6.47%)

Ratios and Supplemental Data
($ and shares in thousands)

Net assets, end of period	$243,258	$243,898	$244,039
Average net assets	243,578	243,969	76,367
Common shares outstanding at end of period	17,422	17,400	17,400
General and administrative expenses/average net assets (2)	2.56%	1.31%	0.37%
Total operating expenses/average net assets (2)	4.50%	2.83%	1.89%
Net investment income (loss) /average net assets (2)	6.79%	4.27%	(0.77%)
Net increase (decrease) in net assets resulting from operations/average net assets (2)	6.16%	4.65%	(0.39%)
Portfolio turnover rate	25.24%	13.77%	0.00%

(1)	Return calculations assume reinvestment of dividends and are not annualized.
(2)	Annualized.

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 15: Selected Quarterly Financial Data (unaudited)
(in thousands, except per share amounts)

	Investment Income		Net Investment Income		Net Realized and Unrealized Gain (Loss) on Portfolio Securities and Corporate Notes		Net Increase (Decrease) In Net Assets From Operations
Quarter Ended	Total	Per Share	Total	Per Share	Total	Per Share	Total	Per Share
March 31, 2005	$4,182	$0.24	$2,600	$0.15	$(1,299)	$(0.07)	$1,301	$0.07
June 30, 2005	$3,666	$0.21	$1,890	$0.11	$52	$0.00	$1,942	$0.11
September 30, 2005	$4,439	$0.26	$2,817	$0.16	$576	$0.03	$3,393	$0.20
December 31, 2005	$5,023	$0.29	$3,105	$0.18	$1,610	$0.09	$4,715	$0.27
March 31, 2006	$4,996	$0.29	$2,990	$0.17	$(1,146)	$(0.07)	$1,844	$0.10
June 30, 2006	$6,000	$0.34	$3,888	$0.22	$(1,360)	$(0.07)	$2,528	$0.15
September 30, 2006	$7,557	$0.43	$4,739	$0.28	$601	$0.03	$5,341	$0.31
December 31, 2006	$8,964	$0.51	$4,929	$0.28	$360	$0.02	$5,289	$0.30

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.     Controls and Procedures.

Disclosure Controls and Procedures

We maintain controls and procedures designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported on a timely basis and accumulated and made known to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. Based on an evaluation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report conducted by our management, with the participation of the Chief Executive and Chief Financial Officers, the Chief Executive and Chief Financial Officers believe that as of December 31, 2006, these controls and procedures are effective to ensure that we are able to collect, process and disclose the information we are required to disclose in the reports we file with the SEC within the required time periods.

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

Management has evaluated the effectiveness of its internal control over financial reporting using the criteria established by the Committee of Sponsoring Organizations of the Treadway Commissions (COSO) in Internal Control - Integrated Framework. Based on the results of this evaluation, management has determined that our internal control over financial reporting was effective as of December 31, 2006. Our independent registered public accounting firm that has audited our financial statements has also audited management’s assessment of our internal control over financial reporting as of December 31, 2006, as stated in their report included under Item 8.

Item 9B.     Other Information.

None.

Part III.

Item 10.     Directors, Executive Officers and Corporate Governance.

The information required by Item 10 of Form 10-K is hereby incorporated by reference from the information appearing in the Company’s definitive Proxy Statement relating to its 2007 annual meeting of stockholders, which will be filed pursuant to Regulation 14A within 120 days after the Company’s fiscal year ended December 31, 2006.

Code of Ethics

We have adopted a code of business conduct and ethics applicable to our directors, officers (including our principal executive officer, principal compliance officer, principal financial officer, and controller, or persons performing similar functions) and employees. In addition, we and our Manager have adopted a joint code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to such code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. Copies of our code of business conduct and ethics and joint code of ethics will be provided to any person, without charge, upon request. Contact Stephen K. Gardner at 713-752-0062 to request a copy or send the request to NGP Capital Resources Company, Attn: Stephen K. Gardner, 1221 McKinney St. Suite 2975, Houston, Texas 77010. Additionally, our code of business conduct and ethics is available on our corporate website, www.ngpcrc.com, in the corporate governance section. If any substantive amendments are made to our code of business conduct and ethics or if we grant any waiver, including any implicit waiver, from a provision of the code to any of our executive officers and directors, we will disclose the nature of such amendment or waiver in a report on Form 8-K.

 Item 11.     Executive Compensation.

The information required by Item 11 of Form 10-K is hereby incorporated by reference from the information appearing in the Company’s definitive Proxy Statement relating to its 2007 annual meeting of stockholders, which will be filed pursuant to Regulation 14A within 120 days after the Company’s fiscal year ended December 31, 2006.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 of Form 10-K is hereby incorporated by reference from the information appearing in the Company’s definitive Proxy Statement relating to its 2007 annual meeting of stockholders, which will be filed pursuant to Regulation 14A within 120 days after the Company’s fiscal year ended December 31, 2006.

Item 13.     Certain Relationships and Related Transactions.

The information, if any, required by Item 13 of Form 10-K is hereby incorporated by reference from the information, if any, appearing in the Company’s definitive Proxy Statement relating to its 2007 annual meeting of stockholders, which will be filed pursuant to Regulation 14A within 120 days after the Company’s fiscal year ended December 31, 2006.

Item 14.     Principal Accountant Fees and Services.

The information required by Item 14 of Form 10-K is hereby incorporated by reference from the information appearing in the Company’s definitive Proxy Statement relating to its 2007 annual meeting of stockholders, which will be filed pursuant to Regulation 14A within 120 days after the Company’s fiscal year ended December 31, 2006.

PART IV.

Item 15.     Exhibits, Financial Statement Schedules.

(a) The following documents are filed as a part of this report:

Financial Statements

See Index to Financial Statements on page 33 of this report.

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

10.7	—
Amended and Restated Revolving Credit Agreement dated as of August 31, 2006, by and between NGP Capital Resources Company, the lenders from time to time party thereto and SunTrust Bank (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, and incorporated herein by reference)

10.8	—
Treasury Secured Revolving Credit Agreement dated as of August 31, 2006, by and between NGP Capital Resources Company, the lenders from time to time party thereto and SunTrust Bank (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, and incorporated herein by reference)

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
Date: March 8, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. This document may be executed by the signatories hereto on any number of counterparts, all of which constitute one and the same instrument.

Signature	Title
/s/ JOHN H. HOMIER	President and Chief Executive Officer (Principal Executive Officer)
John H. Homier
/s/ STEPHEN K. GARDNER	Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)
Stephen K. Gardner
/s/ KENNETH A. HERSH	Director and Chairman of the Board
Kenneth A. Hersh
/s/ DAVID R. ALBIN	Director
David R. Albin
/s/ EDWARD W. BLESSING	Director
Edward W. Blessing
/s/ C. KENT CONINE	Director
C. Kent Conine
/s/ JAMES R. LATIMER, III	Director
James R. Latimer, III

Index to Exhibits

No.		Exhibit

3.1	—
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

10.7	—
Amended and Restated Revolving Credit Agreement dated as of August 31, 2006, by and between NGP Capital Resources Company, the lenders from time to time party thereto and SunTrust Bank (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, and incorporated herein by reference)

10.8	—
Treasury Secured Revolving Credit Agreement dated as of August 31, 2006, by and between NGP Capital Resources Company, the lenders from time to time party thereto and SunTrust Bank (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, and incorporated herein by reference)

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