Form 10-Q
period 2007-03-31
NGP Capital Resources CO
filed 2007-05-09
CIK 1297704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period _______ to _______

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

The number of shares of the registrant’s Common Stock, $.001 par value, outstanding as of May 1, 2007 was 17,444,960.

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.
NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31, 2007	December 31, 2006
Assets
Investments in portfolio securities at fair value
(cost: $230,137,339 and $170,863,203, respectively)	$234,871,084	$172,025,498
Investments in corporate notes at fair value
(cost: $17,671,070 and $17,681,646, respectively)	15,264,040	15,116,080
Investments in U.S. Treasury Bills, at amortized cost
which approximates fair value	103,950,558	142,669,579
Total investments	354,085,682	329,811,157

Cash and cash equivalents, at cost which
approximates fair value	2,367,150	12,334,329
Accounts receivable	32,713	452,916
Interest receivable	1,220,978	1,400,757
Prepaid assets	1,359,917	1,598,501

Total assets	$359,066,440	$345,597,660

Liabilities and stockholders' equity (net assets)
Current liabilities
Accounts payable	$811,204	$965,105
Management and incentive fees payable	1,564,509	1,374,299
Dividends payable	4,616,901	-
Total current liabilities	6,992,614	2,339,404

Long-term debt	105,285,000	100,000,000

Total liabilities	112,277,614	102,339,404

Commitments and contingencies (Note 8)

Stockholders’ equity (net assets)
Common stock, $.001 par value, 250,000,000 shares authorized; 17,422,268 and
17,422,268 issued and 17,422,268 and 17,422,268 outstanding, respectively	17,422	17,422
Paid-in capital in excess of par	244,660,173	244,660,173
Undistributed net investment income (loss)	30,375	229,791
Undistributed net realized capital gain (loss)	(245,859)	(245,859)
Net unrealized appreciation (depreciation) of
portfolio securities and corporate notes	2,326,715	(1,403,271)

Total stockholders’ equity (net assets)	246,788,826	243,258,256

Total liabilities and stockholders' equity (net assets)	$359,066,440	$345,597,660

Net asset value per share	$14.16	$13.96

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months	For the Three Months
	ended March 31, 2007	ended March 31, 2006
Investment income
Interest income	$8,421,255	$4,858,504
Other income	55,507	137,549

Total operating income	8,476,762	4,996,053

Operating expenses
Management fees	1,564,509	1,117,019
Professional fees	153,596	121,703
Insurance expense	132,423	144,354
Interest expense and fees	1,557,196	79,003
General and administrative expenses	651,553	544,077

Total operating expenses	4,059,277	2,006,156

Net investment income	4,417,485	2,989,897

Net increase (decrease) in unrealized appreciation
(depreciation) on portfolio securities and corporate notes	3,729,986	(1,146,362)

Net increase in stockholders' equity
(net assets) resulting from operations	$8,147,471	$1,843,535

Net increase in stockholders' equity (net assets)
resulting from operations per common share	$0.47	$0.10

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (NET ASSETS)
(unaudited)

	Common Stock		Paid-in Capital in Excess	Undistributed Net Investment	Undistributed Net Realized Capital Gain	Net Unrealized Appreciation (Depreciation) of Portfolio Securities and Corporate	Total Stockholders' Equity
	Shares	Amount	of Par	Income (Loss)	(Loss)	Notes	(Net Assets)
Balance at December 31, 2006	17,422,268	$17,422	$244,660,173	$229,791	$(245,859)	$(1,403,271)	$243,258,256
Net increase in stockholders' equity (net assets) resulting from operations	-	-	-	4,417,485	-	3,729,986	8,147,471
Dividends declared	-	-	-	(4,616,901)	-	-	(4,616,901)
Balance at March 31, 2007	17,422,268	$17,422	$244,660,173	$30,375	$(245,859)	$2,326,715	$246,788,826

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months	For the Three Months
	ended March 31, 2007	ended March 31, 2006
Cash flows from operating activities
Net increase in stockholders' equity (net assets) resulting from operations	$8,147,471	$1,843,535
Adjustments to reconcile net increase in stockholders' equity (net assets)
resulting from operations to net cash used in operating activities
Payment-in-kind interest	(1,115,048)	(23,781)
Net amortization of premiums, discounts and fees	(381,727)	(92,584)
Effects of changes in operating assets and liabilities
Accounts receivable	420,203	12,500
Interest receivable	179,779	25,337
Prepaid assets	238,584	199,223
Accounts payable	36,309	896,711
Unrealized appreciation (depreciation) on portfolio securities and corporate notes	(3,729,986)	1,146,362
Purchase of investments in portfolio securities	(58,354,311)	(20,111,132)
Redemption of investments in portfolio securities	587,526	2,402
Net sale of investments in U.S. Treasury Bills	38,719,021	13,269,118

Net cash (used in) operating activities	(15,252,179)	(2,832,309)

Cash flows from financing activities
Borrowings under revolving credit facility	5,285,000	-
Dividends paid	-	(4,785,028)

Net cash provided by (used in) financing activities	5,285,000	(4,785,028)

Net (decrease) in cash and cash equivalents	(9,967,179)	(7,617,337)
Cash and cash equivalents, beginning of the period	12,334,329	13,350,588

Cash and cash equivalents, end of period	$2,367,150	$5,733,251

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2007
(unaudited)

Portfolio Company	Investment (2) (4)	Principal	Cost	Fair Value (3)
TARGETED INVESTMENTS
Venoco, Inc. (1)	Senior Notes (7)	$8,000,000	$7,962,383	$8,040,000
	(8.75%, due 12/15/2011)

Venoco, Inc. (1)	Senior Notes (7)	4,000,000	3,937,641	4,020,000
	(8.75%, due 12/15/2011)

TierraMar Energy, LLC (1)	Senior Secured	10,095,421	9,970,546	9,970,546
	Multiple-Advance Term Loan
	(LIBOR + 6.00% cash, +7.50% PIK, due 5/13/2008)
	Overriding Royalty Interest (6)	20,000	18,387	200,000
	Warrants (5)	10,000	10,000	200,000

C-Gas, LLC (1)	Senior Secured	18,570,200	18,375,278	18,375,278
	Multiple-Advance Term Loan
	(LIBOR + 5.50% cash, +7.50% PIK, due 4/25/2009)
	Overriding Royalty Interest (6)	45,000	44,575	200,000

	Senior Secured	4,300,000	4,300,000	4,300,000
	Multiple-Advance Supplemental Term Loan
	(LIBOR + 5.50% cash, +7.50% PIK, due 4/30/2007)

Atchee CBM, LLC (1)	Senior Secured	1,460,540	1,440,229	1,440,229
	Multiple-Advance Term Loan
	(LIBOR + 5.50% cash, +7.50% PIK, due 4/25/2009)
	Overriding Royalty Interest (5)(6)	5,000	5,000	5,000

	Senior Secured	713,036	713,036	713,036
	Multiple-Advance Supplemental Term Loan
	(LIBOR + 5.50% cash, +7.50% PIK, due 4/30/2007)

Chroma Exploration &	Tranche A - Senior Secured	15,000,000	14,809,895	14,809,895
Production, Inc. (1)	Multiple-Advance Term Loan
	(LIBOR + 7.75% until Tranche B payoff, +6.00%
	thereafter, due 9/20/2008)
	Overriding Royalty Interest (6)	87,500	81,979	1,650,000

	8,628 Shares Series A Participating	-	2,157,000	2,157,000
	Convertible Preferred Stock
	8.11 Shares Common Stock	-	-	-

	Tranche B - Senior Secured	2,100,000	2,098,872	2,098,872
	Multiple-Advance Term Loan
	(LIBOR + 7.75%, due 4/04/2007)

Piceance Basin Properties, LLC (1)	Senior Secured	5,372,812	5,414,994	5,414,994
	Multiple-Advance Term Loan
	(11.3868%, due 10/31/2010)
	LLC Units (19,900 units) (8)	-	40,876	30,631
	Warrants (5)	25,000	25,000	25,000

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2007
(unaudited)
(Continued)

Portfolio Company	Investment (2) (4)	Principal	Cost	Fair Value (3)
Resaca Exploitation, LP (1)	Senior Secured	23,720,000	23,375,184	23,375,184
	Multiple-Advance Tranche A Term Loan
	(LIBOR + 6.00%, due 5/01/2012)
	Overriding Royalty Interest (6)	30,000	30,000	125,000

	Senior Secured Tranche B Term Loan	6,000,000	5,957,025	5,957,025
	(LIBOR + 9.00%, due 8/01/2007)
	Overriding Royalty Interest (6)	30,000	30,000	125,000

	Senior Subordinated	4,000,000	4,000,000	4,000,000
	Secured Convertible Term Loan
	(6.00% cash, 8.00% PIK, due 5/01/2012)

Crossroads Energy, LP (1)	Senior Secured	2,648,580	2,571,753	2,571,753
	Multiple-Advance Term Loan
	(LIBOR + 5.50% cash, +7.50% PIK - until 12/29/07,
	cash only thereafter, due 6/29/2009)
	Overriding Royalty Interest (6)	10,000	9,926	70,000

Rubicon Energy Partners, LLC (8)	Senior Secured	33,597,349	33,152,493	33,152,493
	Multiple-Advance Term Loan
	(LIBOR + 6.50%, due 7/26/2010)
	LLC Units (4,000 units )	-	4,000,000	6,000,000

BSR Alto, LLC (1)	Senior Secured	2,445,129	2,325,845	2,325,845
	Multiple-Advance Term Loan
	(LIBOR + 5.50% cash, +7.50% PIK - until 8/17/08,
	cash only thereafter, due 8/17/2009)
	Overriding Royalty Interest (6)	30,000	29,722	75,000
	Warrants (5)	10,000	10,000	100,000

BSR Loco Bayou, LLC (1)	Senior Secured	3,523,760	3,360,390	3,360,390
	Multiple-Advance Term Loan
	(LIBOR + 5.50% cash, +7.50% PIK - until 8/15/08,
	cash only thereafter, due 8/15/2009)
	Overriding Royalty Interest (5)(6)	20,000	20,000	20,000
	Warrants (5)	10,000	10,000	10,000

Nighthawk Transport I, LP (1)	Senior Secured	2,034,660	2,005,435	2,005,435
	Term Loan A
	(LIBOR + 3.50%, due 6/15/2010)

	Second Lien	3,487,715	3,416,487	3,416,487
	Term Loan B
	(LIBOR + 8.00%, due 6/15/2011)

	Second Lien	3,387,585	3,322,913	3,322,913
	Delayed Draw Term Loan B
	(LIBOR + 8.00%, due 6/15/2011)
	Warrants (5)	-	224	100,000

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2007
(unaudited)
(Continued)

Portfolio Company	Investment (2) (4)	Principal	Cost	Fair Value (3)
Energy XXI Gulf Coast, Inc. (1)	Second Lien Term Loan	14,000,000	14,000,000	14,000,000
	(LIBOR + 5.50%, due 4/04/2010)

Sonoran Energy, Inc. (1)	Senior Secured	6,943,853	6,756,727	6,756,727
	Multiple-Advance Term Loan
	(LIBOR + 6.00%, due 2/28/2008)
	Overriding Royalty Interest (6)	100,000	99,194	100,000
	Warrants (5)	10,000	10,000	10,000

Alden Resources, LLC (1)	Senior Secured	33,749,111	30,541,748	30,541,748
	Multiple-Advance Term Loan
	(LIBOR + 8.00% cash, +10.00% PIK - until 1/05/2008)
	cash only thereafter, due 1/05/2013)
	Royalty Interest (6)	2,660,000	2,656,979	2,660,000
	Warrants (5)	100,000	100,000	100,000

Tammany Oil & Gas, LLC (1)	Senior Secured	17,235,796	16,739,603	16,739,603
	Multiple-Advance Term Loan
	(LIBOR + 6.00%, due 3/21/2010)
	Overriding Royalty Interest (6)	200,000	200,000	200,000

Subtotal Targeted Investments (65.9% of total investments)			$230,137,339	$234,871,084

Issuing Company	Investment (4)	Principal	Cost	Value
CORPORATE NOTES
Pioneer Natural Resources Co.	Senior Notes, 7.2%, due 2028	$10,000,000	$11,663,432	$9,512,800
XTO Energy, Inc.	Senior Notes, 5.0%, due 2015	6,000,000	6,007,638	5,751,240

Subtotal Corporate Notes ( 4.28% of total investments)			$17,671,070	$15,264,040

GOVERNMENT SECURITIES
U.S. Treasury Bills	U.S. Treasury Bills, 4.982%, due 05/24/2007	$8,907,000	$8,645,918	$8,645,918
U.S. Treasury Bills	U.S. Treasury Bills, 4.982%, due 05/24/2007	12,000,000	11,913,080	11,913,080
U.S. Treasury Bills	U.S. Treasury Bills, 4.982%, due 05/24/2007	12,000,000	11,913,080	11,913,080
U.S. Treasury Bills	U.S. Treasury Bills, 4.982%, due 05/24/2007	12,000,000	11,913,080	11,913,080
U.S. Treasury Bills	U.S. Treasury Bills, 4.982%, due 05/24/2007	12,000,000	11,913,080	11,913,080
U.S. Treasury Bills	U.S. Treasury Bills, 4.982%, due 05/24/2007	12,000,000	11,913,080	11,913,080
U.S. Treasury Bills	U.S. Treasury Bills, 4.982%, due 05/24/2007	12,000,000	11,913,080	11,913,080
U.S. Treasury Bills	U.S. Treasury Bills, 4.982%, due 05/24/2007	12,000,000	11,913,080	11,913,080
U.S. Treasury Bills	U.S. Treasury Bills, 4.982%, due 05/24/2007	12,000,000	11,913,080	11,913,080

Subtotal Government Securities (29.16% of total investments)			$103,950,558	$103,950,558

CASH
Subtotal Cash (0.66% of total investments)			$2,367,150	$2,367,150

TOTAL INVESTMENTS, CASH AND CASH EQUIVALENTS			$354,126,117	$356,452,832

LIABILITIES IN EXCESS OF OTHER ASSETS				$(109,664,006)

NET ASSETS				$246,788,826

(1)	Portfolio company is not controlled by or affiliated with us as defined by the Investment Company Act of 1940.
(2)	Percentages represent interest rates in effect at March 31, 2007, and due dates represent the contractual maturity dates.
(3)	Fair value of targeted investments is determined by or under the direction of the Board of Directors.
(4)	All investments are in entities with primary operations in the United States of America.
(5)	Non-income producing securities.
(6)	Securities are subject to restrictions as to their sale.
(7)	Upon the March 30, 2006 closing of Venoco, Inc.'s TexCal acquisition, Venoco Inc.'s senior notes became collateralized by second priority liens.
(8)	Portfolio company is controlled by us as defined by the Investment Company Act of 1940.

 (See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED FINANCIAL HIGHLIGHTS
(unaudited)

	For the Three Months	For the Three Months
	ended March 31, 2007	ended March 31, 2006
Per Share Data

Net asset value, beginning of period	$13.96	$14.02

Net investment income	0.25	0.17
Net realized and unrealized gain (loss) on portfolio securities
and corporate notes	0.22	(0.07)

Net increase in stockholders' equity (net assets)
resulting from operations	0.47	0.10

Dividends declared	(0.27)	(0.16)

Net asset value, end of period	$14.16	$13.96

Market value, beginning of period	$16.75	$13.13
Market value, end of period	$15.81	$13.60
Market value return (1)	-4.03%	4.85%
Net asset value return (1)	3.13%	0.79%

Ratios and Supplemental Data
($ and shares in thousands)

Net assets, end of period	$246,789	$242,958
Average net assets	245,024	243,428
Common shares outstanding at end of period	17,422	17,400
General and administrative expenses/average net assets (2) (3)	4.13%	1.48%
Total operating expenses/average net assets (2)	6.72%	3.34%
Net investment income/average net assets (2)	7.31%	4.98%
Net increase in net assets resulting from
operations/average net assets (2)	13.49%	3.07%
Portfolio turnover rate	0.24%	0.00%

(1) Return calculations assume reinvestment of dividends and are not annualized.
(2) Annualized.
(3) Includes interest expense. Excluding interest expense results in a ratio of 1.55%.

 (See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)

Note 1: Organization

NGP Capital Resources Company (the “Company”) was organized as a Maryland corporation in July 2004. The Company has elected to be treated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for tax purposes the Company has elected to be treated as a regulated investment company, (“RIC”), under the Internal Revenue Code of 1986, as amended (the “Code”) for 2005 and later years. The Company has several subsidiaries that are single member limited liability companies and wholly owned limited partnerships established to hold certain portfolio investments or provide services to the Company in accordance with specific rules prescribed for a company operating as a RIC. These subsidiaries are: NGPC Funding GP, LLC, a Texas limited liability company; NGPC Nevada, LLC, a Nevada limited liability company; NGPC Funding, LP, a Texas limited partnership; NGPC Asset Holdings GP, LLC, a Texas limited liability company; NGPC Asset Holdings, LP, a Texas limited partnership; NGPC Asset Holdings II, LP, a Texas limited partnership; and NGPC Asset Holdings III, LP, a Texas limited partnership. The Company consolidates the results of its subsidiaries for financial reporting purposes. The Company does not consolidate the financial results of its portfolio companies.

The Company was created to invest primarily in small and mid-size private energy companies, which are generally defined as companies that have net asset values or annual revenues of less than $500 million and are not issuers of securities listed on a national exchange. The Company’s investment objective is to generate both current income and capital appreciation through debt and equity investments or a combination thereof.

The Company is managed and advised, subject to the overall supervision of the Company’s Board of Directors, by NGP Investment Advisor, LP (the “Manager”), a Delaware limited partnership owned by NGP Energy Capital Management, LLC, and NGP Administration, LLC (the “Administrator”), the Company’s administrator.

Note 2: Significant Accounting Policies

The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The unaudited consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information. Accordingly, certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with GAAP have been omitted from the accompanying unaudited interim consolidated financial statements. The unaudited consolidated financial statements in this quarterly report have been prepared consistent with the accounting policies reflected in the Company’s annual financial statements included in the Company’s Form 10-K for the year ended December 31, 2006, filed with the SEC and should be read in conjunction therewith. In management’s opinion, the unaudited consolidated financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of such consolidated financial statements. Interim results are not necessarily indicative of results for a full year.

The following is a summary of the significant accounting policies consistently applied by the Company in the preparation of its consolidated financial statements:

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

Prepaid Assets

Prepaid assets consist of premiums paid for directors’ and officers’ insurance and fidelity bonds with a policy term of one year and fees associated with the establishment of the credit facility. Such premiums and fees are amortized monthly on a straight line basis over the term of the policy or credit facility.

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

The methodologies for determining asset valuations include estimates based on the liquidation or sale value of a portfolio company’s assets, the discounted value of expected future net cash flows from the assets, third party valuations of the portfolio company’s assets (such as engineering reserve reports of oil and gas properties) or multiples from transactions involving the sale of comparable assets. The Manager considers some or all of the above valuation methods to determine the estimated asset value of a portfolio company.

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

Equity Securities: The Company values its investments in preferred and common equity securities (including warrants or options to acquire equity securities) based on its pro rata share of the residual equity value available after deducting all outstanding debt from the estimated enterprise value.

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

Securities Transactions, Interest and Dividend Income Recognition

All securities transactions are accounted for on a trade-date basis. Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected. Premiums and discounts are accreted into interest income using the effective interest method. Detachable warrants, other equity securities or property interests such as overriding royalty interests obtained in conjunction with the acquisition of debt securities are recorded separately from the debt securities at their initial fair value, with a corresponding amount recorded as a discount to the associated debt security. Income from overriding royalty interests is recognized as received and the recorded assets are charged depletion using the unit of production depletion method. The portion of the loan origination fees paid that represent additional yield or discount on a loan are deferred and accreted into interest income over the life of the loan using the effective interest method. Upon the prepayment of a loan or debt security, any unamortized loan origination fees are recorded as interest income and any unamortized premium or discount is recorded as a realized gain or loss. Market premiums or discounts on acquired loans or fixed income investments are accreted into interest income using the effective interest method. Dividend income is recognized on the ex-dividend date. Accruing interest or dividends on investments is deferred when it is determined that the interest or dividend is not collectible. Collectibility of the interest and dividends is assessed, based on many factors including the portfolio company’s ability to service its loan based on current and projected cash flows, as well as the current valuation of the company’s assets. For investments with payment-in-kind (PIK) interest, the Manager bases income accruals on the valuation of the PIK notes or securities received from the borrower. If the portfolio company’s asset valuation indicates a value that is not sufficient to cover the contractual interest due on the PIK notes, management will not accrue interest income on the notes.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, considering unamortized fees and prepayment premiums, and without regard to unrealized appreciation or depreciation previously recognized, and include investments charged off during the year, net of recoveries. Net unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period including the reversal of previously recorded unrealized appreciation or depreciation, when capital gains or losses are realized.

Fee Income Recognition

Fees primarily include financial advisory, transaction structuring, loan administration, commitment and prepayment fees. Financial advisory fees represent amounts received for providing advice and analysis to companies and are recognized as earned when such services are performed provided collection is probable. Transaction structuring fees represent amounts received for structuring, financing, and executing transactions and are generally payable only if the transaction closes. Such fees are deferred and accreted into interest income over the life of the loan using the effective interest method. Commitment fees represent amounts received for committed funding and are generally payable whether or not the transaction closes. On transactions that close within the commitment period, commitment fees are deferred and accreted into interest income over the life of the loan using the effective interest method. Commitment fees on transactions that do not close are generally recognized over the time period the commitment is outstanding. Prepayment and loan administration fees are recognized as they are received. In the first quarter of 2007, the Company accreted approximately $387,000 of fee income into interest income, compared to accreted income of approximately $93,000 during the first quarter of 2006.

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

For the period ended December 31, 2004, the Company was treated as a “C” corporation and had no taxable income and therefore did not declare a dividend for that period. The following table summarizes the Company’s dividend history:

	Dividend History
Declaration Date	Amount	Record Date	Payment Date
March 18, 2005	$0.120	March 31, 2005	April 15, 2005
June 17, 2005	$0.125	June 30, 2005	July 15, 2005
September 19, 2005	$0.140	September 30, 2005	October 14, 2005
December 15, 2005	$0.275	December 27, 2005	January 4, 2006
March 10, 2006	$0.160	March 31, 2006	April 17, 2006
June 14, 2006	$0.180	June 30, 2006	July 14, 2006
September 14, 2006	$0.250	September 29, 2006	October 13, 2006
December 7, 2006	$0.330	December 19, 2006	December 29, 2006
March 19, 2007	$0.265	March 30, 2007	April 13, 2007

The Company has established an “opt out” dividend reinvestment plan for its common stockholders. As a result, if the Company declares a cash dividend, a stockholder’s cash dividend will be automatically reinvested in additional shares of the Company’s common stock unless the stockholder, or his or her broker, specifically “opts out” of the dividend reinvestment plan and elects to receive cash dividends. It is customary practice for many brokers to “opt out” of dividend reinvestment plans on behalf of their clients unless specifically instructed otherwise. As of March 31, 2007, holders of 1,355,671 shares, or approximately 7.8% of outstanding shares, were participants in the Company’s dividend reinvestment plan.

The Company’s plan provides for the plan agent to purchase shares in the open market for credit to the accounts of plan participants unless the average of the closing sales prices for the shares for the five days immediately preceding the payment date exceeds 110% of the most recently reported net asset value per share. Through the third quarter of 2006, all shares credited to participants’ accounts were purchased in the open market. On December 29, 2006, the Company issued 22,168 shares of common stock to participants in the dividend reinvestment plan with respect to the $0.33 per share dividend declared on December 7, 2006. On April 13, 2007, the Company issued 22,692 shares of common stock to participants in the dividend reinvestment plan with respect to the $0.265 per share dividend declared on March 19, 2007. The table below summarizes participation in the Company’s dividend reinvestment plan:

Dividend Reinvestment Plan Participation
		Percentage of			Common Stock Dividends
	Participating	Outstanding	Total		Purchased in	Newly Issued Shares
Dividend	Shares	Shares	Distribution	Cash Dividends	Open Market	Amount	Shares
March 2005	-	0.0%	$2,088,012	$2,088,012	$-	$-	-
June 2005	1,215,870	7.0%	$2,175,013	$2,023,029	$151,984	$-	-
September 2005	1,488,904	8.6%	$2,436,014	$2,227,567	$208,447	$-	-
December 2005	1,660,140	9.5%	$4,785,028	$4,328,488	$456,540	$-	-
March 2006	1,618,940	9.3%	$2,784,016	$2,524,986	$259,030	$-	-
June 2006	1,410,227	8.1%	$3,132,018	$2,878,177	$253,841	$-	-
September 2006	1,270,634	7.3%	$4,350,025	$4,032,366	$317,659	$-	-
December 2006	1,111,045	6.4%	$5,742,033	$5,375,388	$-	$366,645	22,168
March 2007	1,355,671	7.8%	$4,616,901	$4,257,648	$-	$359,253	22,692	(1)
(1) Shares were issued on 4/13/07 for the March 2007 dividend. See above and Note 4 for futher detail.

Income Taxes

The Company adopted the Financial Accounting Standards Board’s Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), effective January 1, 2007. FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 did not have a material effect on the Company’s consolidated financial position or results of operations. (See Note 6 for additional information.)

In conjunction with the adoption of FIN 48, the Company implemented its policy to record estimated interest and penalties related to the underpayment of income tax as a component of Tax expense in the Consolidated Statement of Operations. However, there were no amounts for tax related interest or penalties incurred for the quarter ended March 31, 2007.

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

Under the Investment Credit Agreement, the lenders have agreed to extend revolving credit to the Company in an amount not to exceed $80 million, which includes a $10 million letter of credit subfacility; however, the Company has the ability to increase the credit available under the Investment Credit Agreement to an amount not to exceed $175 million by obtaining additional commitments from existing lenders or new lenders. The Investment Credit Agreement has a three year term and bears interest, at the Company’s option, at either (i) LIBOR plus 125 to 225 basis points, based on the degree of leverage of the Company or (ii) the base rate plus 25 to 75 basis points, based on the degree of leverage of the Company. Proceeds from the Investment Credit Agreement will be used to supplement the Company’s equity capital to make portfolio investments. As of March 31, 2007, the interest rate was 6.57% (LIBOR rate of 5.32% plus 125 basis points) on the Company’s $5,285,000 outstanding balance under the Investment Credit Agreement.

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

The Company has borrowed $5,285,000 as of March 31, 2007 under the Investment Credit Agreement. From time to time, certain of the lenders may provide customary commercial and investment banking services to the Company.

Under the Treasury Credit Agreement, the lenders have agreed to extend revolving credit loans to the Company in an amount not to exceed $100 million. Proceeds from the Treasury Credit Agreement will be used to facilitate the growth of the Company’s investment portfolio and provide flexibility in the sizing of its portfolio investments. The Treasury Credit Agreement has a three year term and bears interest, at the Company’s option, at either (i) LIBOR plus 25 basis points or (ii) the base rate. As of March 31, 2007, the interest rate was 5.57% (LIBOR rate of 5.32% plus 25 basis points) on the Company’s $100 million outstanding balance under the Treasury Credit Agreement. Prepayments of loans under the Treasury Credit Agreement made during the first year are subject to a premium equal to 1% of the amount so prepaid.

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

The Company has borrowed $100 million as of March 31, 2007 under the Treasury Credit Agreement. From time to time, certain of the lenders may provide customary commercial and investment banking services to the Company.

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

The Company’s plan provides for the plan agent to purchase shares in the open market for credit to the accounts of plan participants unless the average of the closing sales prices for the shares for the five days immediately preceding the payment date exceeds 110% of the most recently reported net asset value per share. Through the third quarter of 2006, all shares credited to participants’ accounts were purchased in the open market. On December 29, 2006, the Company issued 22,168 shares of common stock to participants in the dividend reinvestment plan with respect to the $0.33 per share dividend declared on December 7, 2006. On April 13, 2007, the Company issued 22,692 shares of common stock to participants in the dividend reinvestment plan with respect to the $0.265 per share dividend declared on March 19, 2007.

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

Under the investment advisory agreement, the base management fee is calculated quarterly as 0.45% of the average of total assets of the Company as of the end of the two previous quarters. The base management fee is payable quarterly in arrears. The $1,564,509 payable to the Manager as of March 31, 2007 was for the base management fee for the first quarter of 2007.

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

The incentive fees due in any fiscal quarter are calculated as follows:

• no incentive fee in any fiscal quarter in which the Company’s net investment income does not exceed the hurdle rate.

• 20% of the amount of the Company’s net investment income, if any, that exceeds the hurdle rate in any fiscal quarter.

There were no investment income incentive fees earned for the first quarters of 2006 and 2007.

The second part of the incentive fee (the “Capital Gains Fee”) is determined and payable in arrears as of the end of each fiscal year (or upon termination of the investment advisory agreement, as of the termination date), and equals (1) 20% of (a) the Company’s net realized capital gain (realized capital gains less realized capital losses, but not less than zero) on a cumulative basis from the closing date of the Company’s initial public offering to the end of such fiscal year, less (b) any unrealized capital depreciation at the end of such fiscal year, less (2) the aggregate amount of all Capital Gains Fees paid to the Manager in prior fiscal years. Capital Gains Fees are estimated as of the end of the each fiscal quarter based on the gains realized during such quarter and the unrealized losses as of the end of such quarter. To the extent that Capital Gains Fees are earned by the investment advisor, an accrual is made in the amount of the estimated Capital Gains Fee. Because unrealized losses may fluctuate from quarter to quarter, the accrual, if any, may fluctuate as well. There were no capital gains incentive fees earned for the first quarters of 2006 and 2007.

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

The Manager has agreed that, beginning on November 9, 2006, and to the extent permissible under federal securities laws and regulations, including Regulation M, it will utilize 30% of the fees it receives from the capital gains portion of the incentive fee (up to a maximum of $5 million of fees received in the aggregate) to purchase shares of the Company’s common stock in open market purchases through an independent trustee or agent. Any sales of such stock will comply with any applicable six-month holding period under Section 16(b) of the Securities Act of 1933 and all other restrictions contained in any law or regulation, to the fullest extent applicable to any such sale. Any change in this voluntary agreement will not be implemented without at least 90 days prior notice to stockholders and compliance with all applicable laws and regulations. No shares have been repurchased under this agreement.

The investment advisory agreement was originally approved by the Company’s Board of Directors on November 9, 2004. The investment advisory agreement provides that unless terminated earlier as described below, the agreement shall remain in effect through October 31, 2006, and from year-to-year thereafter provided such continuance is approved at least annually by the Board of Directors or by the affirmative vote of the holders of a majority of the Company’s outstanding voting securities, including, in either case, approval by a majority of the Company’s directors who are not interested persons. On October 25, 2006, the Company’s Board of Directors, including all of the independent directors, approved an extension of the investment advisory agreement through November 9, 2007.

The investment advisory agreement may be terminated at any time, without the payment of any penalty, by a vote of the Company’s Board of Directors or the holders of a majority of the Company’s shares on 60 days written notice to the Manager, and would automatically terminate in the event of its “assignment” (as defined in the 1940 Act).

The investment advisory agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, the Manager, its partners and the Managers’ and its partners’ respective officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with it are entitled to indemnification from the Company for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising out of or otherwise based upon any of the Manager’s duties or obligations under the investment advisory agreement or otherwise as the Company’s investment adviser.

Pursuant to the investment advisory agreement, the compensation and routine overhead expenses of the investment professionals of the Company’s management team and their respective staffs, when and to the extent engaged in providing management and investment advisory services to the Company, will be paid for by the Manager. The Company will bear all other costs and expenses of the Company’s operations and transactions.

The Manager, NGP Investment Advisor, LP, was formed in 2004 and maintains an office at 1221 McKinney Street, Suite 2975, Houston, Texas 77010. The Manager’s sole activity is to perform management and investment advisory services for the Company. The Manager is a registered investment adviser under the Investment Advisers Act of 1940.

The foregoing description of the investment advisory agreement is qualified in its entirety by reference to the full text of the document, a copy of which was filed as Exhibit 10.1 to the Company’s Form 10-K for the year ended December 31, 2004, and is incorporated herein by reference.

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

Of the $811,204 in accounts payable as of March 31, 2007, $187,442 is due to the Administrator for expenses incurred on the Company’s behalf for the month of March 2007.

The administration agreement was originally approved by the Company’s Board of Directors on November 9, 2004. The administration agreement provides that unless terminated earlier as described below, the agreement will continue in effect until November 9, 2006, and from year-to-year thereafter provided such continuance is approved at least annually by (i) the Company’s Board of Directors and (ii) a majority of the Company’s directors who are not parties to the administration agreement or “interested persons” of any such party. On October 25, 2006, the Board of Directors, including all of the independent directors, approved an extension of the administration agreement through November 9, 2007.

The foregoing description of the administration agreement is qualified in its entirety by reference to the full text of the document, a copy of which was filed as Exhibit 10.2 to the Company’s Form 10-K for the year ended December 31, 2004, and is incorporated herein by reference.

Note 6: Federal Income Taxes

The Company adopted the Financial Accounting Standards Board’s Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), effective January 1, 2007. FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 did not have a material effect on the Company’s consolidated financial position or results of operations. As a result, there was no cumulative effect related to adopting FIN 48. For federal income tax purposes, as of March 31, 2007, the tax years ended December 31, 2004, 2005 and 2006 remain subject to examination.

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

For the years ended December 31, 2005 and 2006, the Company met all RIC requirements. The Company distributed substantially all of its investment company taxable income for 2005 and for 2006. Thus, the Company did not incur any federal income tax liability for either period.

Differences between the effective income tax rate and the statutory federal tax rate for the periods ended March 31, 2007 and March 31, 2006 were as follows:

	For the Three Months	For the Three Months
	ended March 31, 2007	ended March 31, 2006
	(unaudited)	(unaudited)

Statutory federal rate on loss from continuing operations	34%	34%
Effect of net deferred tax assets	(34%)	(34%)

Effective tax rate on earnings from continuing operations	0%	0%

The tax effects of temporary differences that give rise to the deferred tax assets and liabilities are as follows:

	For the Three Months	For the Three Months
	ended March 31, 2007	ended March 31, 2006
	(unaudited)	(unaudited)

Deferred tax assets
Net operating loss carry forwards	$156,674	$157,862
Net organization costs	111,830	159,756
Total gross deferred tax assets	268,504	317,618
Less valuation allowance	(268,504)	(317,618)
Net deferred tax assets	-	-

Deferred tax liabilities
Unrealized gains, net	-	-
Prepaid expenses	-	-
Total gross deferred tax liabilities	-	-

Net deferred tax assets	$-	$-

When a “C” corporation qualifies to be taxed as a RIC, it is subject to corporate-level tax on appreciation inherent in its assets on the date it becomes a RIC (i.e., built-in gain) that it recognizes within the first 10 years of its RIC status. A RIC generally may use loss carryforwards arising in taxable years while it was a “C” corporation to reduce its net recognized built-in gain, although a RIC is not otherwise allowed to utilize such loss carryforwards. Because the Company intends to qualify as a RIC under Subchapter M of the Code for 2005 and later years, it is uncertain whether the Company will fully utilize the tax benefit of its loss carryforward of approximately $142,000 at December 31, 2004. The valuation allowance for deferred tax assets for the period August 6, 2004 (commencement of operations) through December 31, 2004 was primarily included to reflect this uncertainty. As of March 31, 2007, after reducing the deferred tax asset by this allowance, the amount of the remaining deferred tax asset of $268,504 would entirely offset the deferred tax liability of $268,504 should the Company recognize its built-in gain in future years. Because the loss carryforward is expected to offset the built-in gain, no provision for federal income taxes has been recorded for the period August 6, 2004 (commencement of operations) through March 31, 2007. The loss carryforward will expire in the year 2024.

The Company’s consolidated subsidiaries, NGPC Asset Holdings, LP, NGPC Asset Holdings II, LP, and NGPC Asset Holdings III, LP, collectively (“NGPCAH”), are subject to federal income taxes. For the period ended March 31, 2007, NGPCAH operated at a profit. However, as management believes that NGPCAH will not generate taxable income for the tax year ending December 31, 2007 no provision for income taxes has been recorded for the period ended March 31, 2007. For the period ended March 31, 2006, NGPCAH operated at a profit and thus, at March 31, 2006, NGPCAH had a deferred tax liability of approximately $31,000. Management believes that the realization of the net deferred tax liability is not likely based on expectations as to future taxable income and, accordingly, NGPCAH recorded no provision for income taxes for the period ended March 31, 2006.

 Note 7: Commitments and Contingencies

As of March 31, 2007, the Company had investments in or commitments to fund loan facilities to sixteen portfolio companies totaling $275 million, on which $232 million was drawn. In addition, the Company has continuing obligations under the investment advisory agreement with the Manager and the administration agreement with the Administrator. The agreements provide that, absent willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, the Manager, the Administrator and its officers, managers, agents, employees, controlling persons, members and any other person or entity affiliated with them will be entitled to indemnification from the Company for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of the Manager’s or Administrator’s services under the agreements or otherwise as the Company’s investment adviser or administrator. The agreements also provide that the Manager, the Administrator and their affiliates will not be liable to the Company or any stockholder for any error of judgment, mistake of law, any loss or damage with respect to any of the Company’s investments, or any action taken or omitted to be taken by the Manager or the Administrator in connection with the performance of any of their duties or obligations under the agreements or otherwise as investment adviser or administrator to the Company, except to the extent specified in Section 36(b) of the 1940 Act concerning loss resulting from a breach of fiduciary duty with respect to the receipt of compensation for services. In the normal course of business, the Company enters into a variety of undertakings containing a variety of representations that may expose the Company to some risk of loss. The amount of future loss, if any, arising from such undertakings, while not quantifiable, is not expected to be significant.

Note 8: Reclassifications

GAAP requires that certain components of net assets be adjusted to reflect permanent differences between financial and tax reporting. These reclassifications have no effect on total net assets or net asset value per share. During the year ended December 31, 2006, $15,710 has been reclassified to Undistributed net investment income (loss) from Paid-in capital in excess of par.

Note 9: Subsequent Events

On April 5, 2007, Chroma Exploration & Production, Inc. repaid substantially all of its $17.5 million balance outstanding on its Senior Secured Term Loan. Chroma’s $17.1 million balance as of March 31, 2007, represented approximately 5% of the Company’s total investments at that time. In addition, Chroma repurchased the Company’s overriding royalty interest in its properties resulting in a capital gain of approximately $1.6 million, which will be recognized in the second quarter of 2007. Additionally, the Company purchased $2 million of Series AA Participating Convertible Preferred Stock issued by Chroma.

On April 12, 2007, Rubicon Energy Partners, LLC repaid in full the $33.6 million balance outstanding on its Senior Secured Term Loan, which represented approximately 9% of the Company’s total investments as of March 31, 2007. The Company continues to hold its membership units, which represent a 50% ownership interest in Rubicon.

On April 26, 2007, the Company closed an investment in the 2007-III Drilling Fund of Anadarko Petroleum Corporation of Houston, Texas. The investment is in the form of a term net profits interest and the Company’s commitment is for a total of approximately $95 million with the expected initial funding of approximately $23 million occurring in the latter part of May. The Company expects the remainder of the commitment to fund over the next nine to twelve months.

On April 27, 2007, the Company made a follow-on investment with an existing portfolio company, TierraMar Energy, LP to acquire additional oil and gas properties and accelerate its development drilling program.  In connection with the transaction, the Company exchanged its $10 million Senior Secured Note and Warrants for preferred limited partnership interests in TierraMar and contributed an additional $3.1 million of preferred equity capital that was used to acquire additional oil and gas properties. The Company maintained its overriding royalty interest in the properties and has committed to make additional capital contributions up to $7.9 million to be used for capital expenditures.

In May 2007, the Company expanded its commitment in an amended and restated $190.0 million Senior Secured Credit Facility with Nighthawk Transport I, LP, an existing portfolio company. The Company’s portion of the availability under the amended and restated facility is $18.3 million, with approximately $9.6 million outstanding at closing.

Note 10: New Accounting Interpretations and Standards

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, although earlier application is encouraged. The Company is currently reviewing the requirements of SFAS 157 to determine the effect, if any, on its financial position or results of operations.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Options for Financial Assets and Financial Liabilities, which gives entities the option to measure eligible financial assets and financial liabilities at fair value on an instrument by instrument basis that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability. Subsequent changes in fair value must be recorded in earnings. SFAS 159 is effective as of the beginning of a company’s first fiscal year after November 15, 2007. The Company is currently reviewing the requirements of SFAS 159 to determine the effect, if any, on its consolidated financial position or results of operations.

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

Overview

We are a financial services company created to invest primarily in debt securities of small and mid-size private energy companies. We have elected to be treated as a business development company under the 1940 Act and, as such, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” which are securities of companies which do not have a class of securities listed on a national exchange, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, for tax purposes we operate so as to be treated as a RIC under the Code. Pursuant to these elections, we generally will not have to pay corporate-level taxes on any income and capital gains we distribute to our stockholders.

Our investment objective is to generate both current income and capital appreciation primarily through debt and equity investments or a combination thereof. A key focus area for our targeted investments in the energy industry is domestic exploration and production businesses and midstream businesses that gather, process and transport oil and gas. We also evaluate investment opportunities in such businesses as coal, power, electricity, energy services and alternative energy. Our investments will generally range in size from $10 million to $50 million, although a few investments may be substantially in excess of this range. Our targeted investments primarily consist of debt instruments, including senior and subordinated loans combined in one facility with an equity component, subordinated loans and subordinated loans with equity components and preferred stock and other similar securities.

Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to energy companies, the level of acquisition and divestiture activity for such companies, the level and volatility of energy commodity prices, the general economic environment and the competitive environment for the types of investments we make. We believe that, for energy companies, capital from banks, mezzanine providers and alternative investment vehicles such as hedge funds continues to be readily available.  Competition for deals remains strong with continued downward pressure on spreads. However, we do not expect this intensely competitive market to impair our ability to make good long-term investment decisions with our capital.  We remain committed to our underwriting and investment disciplines in selectively investing in appropriate risk-reward opportunities within the energy sector.

We generate revenue in the form of interest income on the debt securities that we own, dividend income on any common or preferred stock that we own, and capital gains or losses on any debt or equity securities that we acquire in portfolio companies and subsequently sell. Our investments, if in the form of debt or similar securities, typically have a term of three to seven years and bear interest at a fixed or floating rate. To the extent achievable, we seek to collateralize our investments by obtaining security interests in our portfolio companies' assets. We also may acquire minority or majority equity interests in our portfolio companies, which may pay cash or in-kind dividends on a recurring or otherwise negotiated basis. In addition, we may generate revenue in other forms including commitment, origination, structuring, administration or due diligence fees; fees for providing managerial assistance; and possibly consultation fees. Any such fees generated in connection with our investments are recognized as earned.

Portfolio and Investment Activity

During the three months ended March 31, 2007, we added two companies to our portfolio, bringing our total number of portfolio companies to sixteen. In January, we closed a $36.5 million senior secured credit facility with Alden Resources, LLC, to refinance its existing debt, acquire additional coal properties and to acquire a coal preparation plant. Initial availability under the facility was $32 million, and as of March 31, 2007, availability was $35 million and approximately $33.7 million was drawn. Additionally, as partial consideration for providing the facility, NGPC received warrants in Alden and a royalty interest in revenues generated from all aspects of its operations. In March 2007, we closed a $60 million senior secured credit facility with Tammany Oil & Gas LLC to acquire and develop additional oil and gas properties and fund capital expenditures in state and federal waters of Louisiana and Texas. As part of the transaction, NGPC received an overriding royalty interest in most of Tammany’s properties. Initial availability was $30 million, and as of March 31, 2007, approximately $17.2 million was drawn on the facility.

As of March 31, 2007, our portfolio was invested as follows: 53.1% in senior secured term loans, 10.4% in senior subordinated secured notes, 0.6% in participating convertible preferred stock, 4.3% in corporate notes, 1.7% in LLC units, 29.2% in U.S. Treasury Bills, and 0.7% in cash and cash equivalents. At March 31, 2007, the weighted average yield on targeted portfolio investments, exclusive of capital gains, was 12.5%. The weighted average yield of our corporate notes was 5.5%. The weighted average yield of our U.S. Treasury Bills and cash equivalents was 5.0%. The weighted average yield on our total capital invested at March 31, 2007 was 9.9%. Yields are computed using interest rates as of the balance sheet date and include amortization of loan discount points, original issue discount and market premium or discount, weighted by their respective costs when averaged.

Results of Operations

Investment Income

Investment income for the quarter ended March 31, 2007 was $8.5 million with $6.7 million attributable to targeted investments in sixteen portfolio companies, $0.2 million from corporate notes, $1.5 million attributable to investments in cash equivalents, and $0.1 million in fee income from third parties and affiliates. This compares to investment income for the quarter ended March 31, 2006 of $5.0 million with $3.2 million attributable to targeted investments in eight portfolio companies, $0.3 million from corporate notes, $0.1 million in fee income from third parties and affiliates, and $1.4 million attributable to investments in cash equivalents, agency notes and auction rate securities.

Operating Expenses

For the quarter ended March 31, 2007, operating expenses were $4.1 million compared to $2.0 million for the quarter ended March 31, 2006. The 2007 amount consisted of investment advisory and management fees of $1.6 million, insurance expenses, administrative services fees, professional fees, directors’ fees, organization costs and other general and administrative expenses of $0.9 million and credit facility interest and fees of $1.6 million. In comparison, for the quarter ended March 31, 2006, investment advisory and management fees were $1.1 million, insurance expenses, administrative services fees, professional fees, directors’ fees, organization costs and other general and administrative expenses were $0.8 million and credit facility fees were $0.1 million. There were no amounts drawn on the credit facilities until the second quarter of 2006.

Operating expenses for the three month periods include our allocable portion of the total organizational and operating expenses incurred by us, our Manager, and our Administrator, as determined by our Board of Directors and representatives of our Manager and our Administrator. According to the terms of the investment advisory agreement, the base management fee is calculated quarterly as 0.45% of the average of the total assets of the Company as of the end of the two previous quarters, an increase from the lesser of $900,000 or 0.375% of such average.

Net Investment Income

For the first quarter of 2007, net investment income was $4.4 million compared to $3.0 million for the first quarter of 2006, primarily due to increased interest on the higher portfolio balances partially offset by higher management fees, general and administrative expenses and interest and credit facility fees.

Unrealized Appreciation or Depreciation on Investments

For the quarter ended March 31, 2007, net unrealized appreciation was $3.7 million, compared to ($1.1) million net unrealized depreciation for the first quarter of 2006. The $4.8 million increase is attributable to $3.6 million in changes in the fair values of our targeted investments and $1.2 million in changes in market prices of our corporate notes.

Net Realized Gains

No net realized capital gains or losses were recorded for the quarters ended March 31, 2007 or March 31, 2006.

 Net Increase in Stockholders’ Equity from Operations

For the quarter ended March 31, 2007, we had a net increase in stockholders’ equity (net assets) resulting from operations of $8.1 million, or $0.47 per share, compared to a net increase of $1.8 million, or $0.10 per share for the quarter ended March 31, 2006.

Financial Condition, Liquidity and Capital Resources

During the first quarter of this fiscal year, we generated cash from operations, including interest earned on our portfolio securities, as well as our investments in corporate notes, U.S. government securities and other high quality debt securities that mature in one year or less. At March 31, 2007, we had cash and cash equivalents of $2.4 million, investments in U.S. Treasury Bills of $104.0 million and investments in corporate notes of $15.3 million.

As of March 31, 2007, we had investments in or commitments to fund loan facilities to sixteen portfolio companies totaling $274.8 million, of which $232.4 million was drawn. We expect to fund our investments in 2007 from income earned on our portfolio and temporary investments and from borrowings under our Credit Agreement. (See description under “Note 3: Credit Facility” above.) In the future, we may also fund a portion of our investments with issuances of equity or senior debt securities. We may also securitize a portion of our investments. We expect our primary use of funds to be investments in portfolio companies, cash distributions to holders of our common stock and payment of fees and other operating expenses.

On August 31, 2006, we simultaneously repaid our original credit facility and entered into two new syndicated credit facilities totaling $180 million, with SunTrust Bank as the administrative agent, each with a three year term. The first facility, the Senior Secured Revolving Credit Facility (the “Investment Facility”) has an initial availability of $80 million with the ability to increase availability to $175 million over time. Proceeds from the Investment Facility will be used to supplement the Company’s equity capital in making portfolio investments. Interest on the Investment Facility will be charged at either (i) LIBOR plus 125 to 225 basis points, based on the Company’s outstanding borrowings, or (ii) the higher of the lender prime rate plus 25 to 75 basis points or the federal funds rate plus 50 basis points. The second facility, the Senior Treasury Secured Revolving Credit Facility (the “Treasury Facility”) permits the Company to borrow up to $100 million. Proceeds from the Treasury Facility will be used to facilitate the growth of the Company’s investment portfolio and provide flexibility in the sizing of its portfolio investments. Interest on the Treasury Facility will be charged at either (i) LIBOR plus 25 basis points, or (ii) the higher of the lender prime rate or the federal funds rate plus 50 basis points. The credit facilities are collateralized by substantially all of our assets. As of March 31, 2007, the Company had $100 million outstanding under the Treasury Facility and $5,285,000 outstanding under the Investment Facility. In the future, we may also fund a portion of our investments with issuances of equity or senior debt securities. We may also securitize a portion of our investments. We expect our primary use of funds to be investments in portfolio companies, cash distributions to holders of our common stock and payment of fees and other operating expenses.

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

Portfolio Credit Quality

We maintain a system to evaluate the credit quality of our loans. This system is intended to reflect the performance of a portfolio company’s business, the collateral coverage of a loan, and other factors considered relevant. As of March 31, 2007, all of our investments in portfolio companies were performing satisfactorily. Investments approximating $40 million, or approximately 17% of the $234.9 million in targeted investments, have been placed on the Company’s watch list due to slower than expected development of the assets supporting the investments. We expect the assets to eventually perform as planned and believe there is adequate collateral coverage and little to no risk of loss of capital.

Recently Issued Accounting Pronouncements

See Note 10: New Accounting Interpretations and Standards in the accompanying notes to consolidated financial statements for details of recently issued accounting pronouncements and their expected impact on the Company’s financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes from the information provided in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain controls and procedures designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported on a timely basis and accumulated and made known to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on an evaluation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report conducted by our management, with the participation of the Chief Executive and Chief Financial Officers, the Chief Executive and Chief Financial Officers believe that as of March 31, 2007, these controls and procedures are effective to ensure that we are able to collect, process and disclose the information we are required to disclose in the reports we file with the SEC within the required time periods.

In evaluating changes in internal control over financial reporting during the quarter ended March 31, 2007, management identified no changes in its internal control over financial reporting that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a defendant in any material legal proceeding, nor to our knowledge, is any material legal proceeding threatened against us.

Item 1A. Risk Factors.

There have been no material changes to the Company’s risk factors as disclosed in Item 1A, “Risk Factors”, in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

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

10.7	-
Amended and Restated Revolving Credit Agreement dated as of August 31, 2006, by and between NGP Capital Resources Company, the lenders from time to time party thereto and SunTrust Bank (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, and incorporated herein by reference)

10.8	-
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

Date: May 7, 2007

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

10.7	-
Amended and Restated Revolving Credit Agreement dated as of August 31, 2006, by and between NGP Capital Resources Company, the lenders from time to time party thereto and SunTrust Bank (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, and incorporated herein by reference)

10.8	-
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