Form 10-Q
period 2007-06-30
NGP Capital Resources CO
filed 2007-08-08
CIK 1297704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Large accelerated filer ☐	Accelerated ☒	Non-accelerated filer ☐

 Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock, $.001 par value, outstanding as of August 1, 2007 was 17,469,654.

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2007	December 31, 2006
Assets
Investments in portfolio securities at fair value
(cost: $218,537,435 and $170,863,203, respectively)	$225,934,898	$172,025,498
Investments in corporate notes at fair value
(cost: $17,660,444 and $17,681,646, respectively)	14,880,860	15,116,080
Investments in U.S. Treasury Bills, at amortized cost
which approximates fair value	101,501,831	142,669,579
Total investments	342,317,589	329,811,157

Cash and cash equivalents	19,747,765	12,334,329
Accounts receivable	732	452,916
Interest receivable	793,588	1,400,757
Prepaid assets	1,121,330	1,598,501

Total assets	$363,981,004	$345,597,660

Liabilities and stockholders' equity (net assets)
Current liabilities
Accounts payable	$723,832	$965,105
Management and incentive fees payable	2,639,852	1,374,299
Dividends payable	5,407,938	-
Total current liabilities	8,771,622	2,339,404

Long-term debt	100,000,000	100,000,000

Total liabilities	108,771,622	102,339,404

Commitments and contingencies (Note 8)

Stockholders’ equity (net assets)
Common stock, $.001 par value, 250,000,000 shares authorized; 17,444,960 and
17,422,268 issued and 17,444,960 and 17,422,268 outstanding, respectively	17,445	17,422
Paid-in capital in excess of par	245,019,403	244,660,173
Undistributed net investment income (loss)	(866,344)	229,791
Undistributed net realized capital gain (loss)	6,420,999	(245,859)
Net unrealized appreciation (depreciation) of
portfolio securities and corporate notes	4,617,879	(1,403,271)

Total stockholders’ equity (net assets)	255,209,382	243,258,256

Total liabilities and stockholders' equity (net assets)	$363,981,004	$345,597,660

Net asset value per share	$14.63	$13.96

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months	For the Three Months	For the Six Months	For the Six Months
	ended June 30, 2007	ended June 30, 2006	ended June 30, 2007	ended June 30, 2006
Investment income
Interest income	$9,507,862	$5,802,683	$17,929,117	$10,661,187
Dividend income	93,710	60,998	93,710	60,998
Other income	142,237	136,078	197,745	273,627

Total investment income	9,743,809	5,999,759	18,220,572	10,995,812

Operating expenses
Management fees	1,585,494	1,118,105	3,150,003	2,235,124
Incentive fees	1,054,358	-	1,054,358	-
Professional fees	174,987	236,126	328,583	357,828
Insurance expense	132,423	144,234	264,846	288,589
Interest expense and fees	1,619,226	81,071	3,176,422	160,074
Other general and administrative expenses	666,103	531,866	1,317,656	1,075,944

Total operating expenses	5,232,591	2,111,402	9,291,868	4,117,559

Net investment income	4,511,218	3,888,357	8,928,704	6,878,253

Net realized capital gain (loss) on portfolio securities
and corporate notes	6,666,858	-	6,666,858	-
Net increase (decrease) in unrealized appreciation
(depreciation) on portfolio securities and corporate notes	2,291,165	(1,360,159)	6,021,150	(2,506,521)

Net increase in stockholders' equity
(net assets) resulting from operations	$13,469,241	$2,528,198	$21,616,712	$4,371,732

Net increase in stockholders' equity (net assets)
resulting from operations per common share	$0.78	$0.15	$1.25	$0.25

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (NET ASSETS)
(unaudited)

						Net Unrealized
						Appreciation
				Undistributed		(Depreciation)
	Common Stock		Paid-in Capital	Net Investment	Undistributted Net Realized	of Portfolio Securities	Total Stockholders'
	Shares	Amount	in Excess of Par	Income (Loss)	Capital Gain (Loss)	and Corporate Notes	Equity (Net Assets)
Balance at December 31, 2006	17,422,268	$17,422	$244,660,173	$229,791	$(245,859)	$(1,403,271)	$243,258,256
Net increase in
stockholders' equity (net assets)
resulting from operations	-	-	-	8,928,704	6,666,858	6,021,150	21,616,712
Dividends declared	-	-	-	(10,024,839)	-	-	(10,024,839)
Issuance of common stock under
dividend reinvestment plan	22,692	23	359,230	-	-	-	359,253
Balance at June 30, 2007	17,444,960	$17,445	$245,019,403	$(866,344)	$6,420,999	$4,617,879	$255,209,382

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Six Months	For the Six Months
	ended June 30, 2007	ended June 30, 2006
Cash flows from operating activities
Net increase in stockholders' equity (net assets) resulting from operations	$21,616,712	$4,371,732
Adjustments to reconcile net increase in stockholders' equity (net assets)
resulting from operations to net cash used in operating activities
Payment-in-kind interest	(1,935,532)	(84,755)
Payment-in-kind dividend	(93,710)	(60,998)
Net amortization of premiums, discounts and fees	(1,498,175)	(272,220)
Unrealized appreciation (depreciation) on portfolio securities and corporate notes	(6,021,150)	2,506,521
Effects of changes in operating assets and liabilities
Accounts receivable	452,184	50,965
Interest receivable	607,169	(219,733)
Prepaid assets	477,171	369,878
Accounts payable	1,024,280	729,773
Purchase of investments in portfolio securities	(152,705,108)	(59,123,623)
Redemption of investments in portfolio securities	108,579,495	2,402
Net sale of investments in U.S. Treasury Bills	41,167,748	42,805,222

Net cash provided by (used in) operating activities	11,671,084	(8,924,836)

Cash flows from financing activities
Borrowings under revolving credit facility	-	7,000,000
Dividends paid	(4,257,648)	(7,569,044)

Net cash provided by (used in) financing activities	(4,257,648)	(569,044)

Net increase (decrease) in cash and cash equivalents	7,413,436	(9,493,880)
Cash and cash equivalents, beginning of the period	12,334,329	13,350,588

Cash and cash equivalents, end of period	$19,747,765	$3,856,708

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2007
(unaudited)

Portfolio Company	Investment (2) (4)	Principal	Cost	Fair Value (3)
TARGETED INVESTMENTS
Venoco, Inc. (1)	Senior Notes (7)	$8,000,000	$7,964,007	$8,260,000
	(8.75%, due 12/15/2011)

Venoco, Inc. (1)	Senior Notes (7)	4,000,000	3,940,310	4,130,000
	(8.75%, due 12/15/2011)

Chroma Exploration &	8,887 Shares Series A Participating	-	2,221,710	2,221,710
Production, Inc. (1)	Convertible Preferred Stock
	8,116 Shares Series AA Participating	-	2,029,000	2,029,000
	Convertible Preferred Stock
	8.11 Shares Common Stock	-	-	-

Resaca Exploitation, LP (1)	Senior Secured	25,464,000	25,028,351	25,028,351
	Multiple-Advance Tranche A Term Loan
	(LIBOR + 6.00%, due 5/01/2012)
	Overriding Royalty Interest (6)	30,000	30,000	125,000

	Senior Secured Tranche B Term Loan	6,000,000	5,988,866	5,988,866
	(LIBOR + 9.00%, due 8/01/2007)
	Overriding Royalty Interest (6)	30,000	30,000	125,000

	Senior Subordinated	4,000,000	4,000,000	4,000,000
	Secured Convertible Term Loan
	(6.00% cash, 8.00% PIK, due 5/01/2012)

Crossroads Energy, LP (1)	Senior Secured	3,549,071	3,478,838	3,478,838
	Multiple-Advance Term Loan
	(LIBOR + 5.50% cash, +7.50% PIK - until 12/29/07,
	cash only thereafter, due 6/29/2009)
	Overriding Royalty Interest (6)	10,000	9,429	150,000

Rubicon Energy Partners, LLC (8)	LLC Units (4,000 units)	-	4,000,000	10,000,000

BSR Alto, LLC (1)	Senior Secured	2,445,129	2,337,478	2,337,478
	Multiple-Advance Term Loan
	(LIBOR + 5.50% cash, +7.50% PIK - until 8/17/08,
	cash only thereafter, due 8/17/2009)
	Overriding Royalty Interest (6)	30,000	29,615	75,000
	Warrants (5)	10,000	10,000	100,000

BSR Loco Bayou, LLC (1)	Senior Secured	3,649,853	3,501,702	3,501,702
	Multiple-Advance Term Loan
	(LIBOR + 5.50% cash, +7.50% PIK - until 8/15/08,
	cash only thereafter, due 8/15/2009)
	Overriding Royalty Interest (5) (6)	20,000	20,000	20,000
	Warrants (5)	10,000	10,000	10,000

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2007
(unaudited)
(Continued)

Portfolio Company	Investment (2) (4)	Principal	Cost	Fair Value (3)
TARGETED INVESTMENTS - Continued
Nighthawk Transport I, LP (1)	Second Lien	15,529,220	14,432,293	14,432,293
	Term Loan B
	(LIBOR + 8.00%, due 6/15/2011)
	LP Units	-	224	150,000
	Warrants (5)	-	850,000	850,000

Sonoran Energy, Inc. (1)	Senior Secured	6,943,853	6,806,241	6,806,241
	Multiple-Advance Term Loan
	(LIBOR + 6.00%, due 2/28/2008)
	Overriding Royalty Interest (6)	100,000	97,801	100,000
	Warrants (5)	10,000	10,000	10,000

Alden Resources, LLC (1)	Senior Secured	35,000,000	31,882,657	31,882,657
	Multiple-Advance Term Loan
	(LIBOR + 8.00% cash, +10.00% PIK - until 1/05/2008)
	cash only thereafter, due 1/05/2013)
	Royalty Interest (6)	2,660,000	2,647,792	2,660,000
	Warrants (5)	100,000	100,000	100,000

Tammany Oil & Gas, LLC (1)	Senior Secured	22,535,796	22,076,833	22,076,833
	Multiple-Advance Term Loan
	(LIBOR + 6.00%, due 3/21/2010)
	Overriding Royalty Interest (6)	200,000	200,000	300,000

TierraMar Energy, LLC (8)	Overriding Royalty Interest (6)	20,000	18,359	200,000
	Class A Preferred LP Units (5)	14,121,062	14,121,062	14,121,062

Anadarko Petroleum Corporation	Multiple-Advance Net Profits Interest	22,511,417	22,524,488	22,524,488
2007-III Drilling Fund (1)	(Due 4/23/2032)

Formidable, LLC (1)	Senior Secured	27,247,259	26,506,483	26,506,483
	Multiple-Advance Term Loan
	(LIBOR + 5.50% cash, +7.50% PIK due 12/31/2007)
	Warrants (5)	500,000	500,000	500,000

DeanLake Operator, LLC (1)	Senior Secured	11,392,310	11,103,896	11,103,896
	Multiple-Advance Term Loan
	(LIBOR + 7.00%, due 6/25/2010)
	Overriding Royalty Interest (6)	20,000	20,000	20,000
	Warrants (5)	10,000	10,000	10,000

Subtotal Targeted Investments (62.42% of total investments)			$218,537,435	$225,934,898

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2007
(unaudited)
(Continued)

Issuing Company	Investment (2) (4)	Principal	Cost	Fair Value (3)
CORPORATE NOTES
Pioneer Natural Resources Co.	Senior Notes, 7.2%, due 2028	$10,000,000	$11,653,006	$9,243,800
XTO Energy, Inc.	Senior Notes, 5.0%, due 2015	6,000,000	6,007,438	5,637,060

Subtotal Corporate Notes ( 4.11% of total investments)			$17,660,444	$14,880,860

GOVERNMENT SECURITIES
U.S. Treasury Bills	U.S. Treasury Bills, 4.781%, due 08/23/2007	$6,203,000	$6,160,444	$6,160,444
U.S. Treasury Bills	U.S. Treasury Bills, 4.781%, due 08/23/2007	12,000,000	11,917,674	11,917,674
U.S. Treasury Bills	U.S. Treasury Bills, 4.781%, due 08/23/2007	12,000,000	11,917,674	11,917,674
U.S. Treasury Bills	U.S. Treasury Bills, 4.781%, due 08/23/2007	12,000,000	11,917,674	11,917,674
U.S. Treasury Bills	U.S. Treasury Bills, 4.781%, due 08/23/2007	12,000,000	11,917,673	11,917,673
U.S. Treasury Bills	U.S. Treasury Bills, 4.781%, due 08/23/2007	12,000,000	11,917,673	11,917,673
U.S. Treasury Bills	U.S. Treasury Bills, 4.781%, due 08/23/2007	12,000,000	11,917,673	11,917,673
U.S. Treasury Bills	U.S. Treasury Bills, 4.781%, due 08/23/2007	12,000,000	11,917,673	11,917,673
U.S. Treasury Bills	U.S. Treasury Bills, 4.781%, due 08/23/2007	12,000,000	11,917,673	11,917,673

Subtotal Government Securities (28.02% of total investments)			$101,501,831	$101,501,831

CASH
Subtotal Cash (5.45% of total investments)			$19,747,765	$19,747,765

TOTAL INVESTMENTS, CASH AND CASH EQUIVALENTS			$357,447,475	$362,065,354

LIABILITIES IN EXCESS OF OTHER ASSETS				$(106,855,972)

NET ASSETS				$255,209,382

(1) Portfolio company is not controlled by or affiliated with us as defined by the Investment Company Act of 1940.
(2) Percentages represent interest rates in effect at June 30, 2007, and due dates represent the contractual maturity dates.
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

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED FINANCIAL HIGHLIGHTS
(unaudited)

	For the Six Months	For the Six Months
	ended June 30, 2007	ended June 30, 2006
Per Share Data

Net asset value, beginning of period	$13.96	$14.02

Net investment income	0.51	0.39
Net realized and unrealized gain (loss) on portfolio securities
and corporate notes	0.74	(0.14)

Net increase in stockholders' equity (net assets)
resulting from operations	1.25	0.25

Dividends declared	(0.58)	(0.34)

Net asset value, end of period	$14.63	$13.93

Market value, beginning of period	$16.75	$13.13
Market value, end of period	$16.72	$14.63
Market value return (1)	3.28%	14.29%
Net asset value return (1)	8.43%	1.91%

Ratios and Supplemental Data
($ and shares in thousands)

Net assets, end of period	$255,209	$242,354
Average net assets	$249,234	$243,126
Common shares outstanding at end of period	17,445	17,400
Total operating expenses less management and
incentive fees and interest expense/average net assets (2)	1.55%	1.43%
Total operating expenses less management
and incentive fees/average net assets (2)	4.12%	1.56%
Total operating expenses/average net assets (2)	7.52%	3.42%
Net investment income/average net assets (2)	7.22%	5.71%
Net increase in net assets resulting from
operations/average net assets (2)	17.49%	3.63%
Portfolio turnover rate	43.57%	0.00%

(1) Return calculations assume reinvestment of dividends and are not annualized.
(2) Annualized.

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)

Note 1: Organization

NGP Capital Resources Company (the “Company”) was organized as a Maryland corporation in July 2004. The Company has elected to be treated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for tax purposes the Company has elected to be treated as a regulated investment company, (“RIC”), under the Internal Revenue Code of 1986, as amended (the “Code”) for 2005 and later years. The Company has several subsidiaries that are single member limited liability companies and wholly owned limited partnerships established to hold certain portfolio investments or provide services to the Company in accordance with specific rules prescribed for a company operating as a RIC.  These subsidiaries are: NGPC Funding GP, LLC, a Texas limited liability company; NGPC Nevada, LLC, a Nevada limited liability company; NGPC Funding, LP, a Texas limited partnership; NGPC Asset Holdings GP, LLC, a Texas limited liability company; NGPC Asset Holdings, LP, a Texas limited partnership; NGPC Asset Holdings II, LP, a Texas limited partnership; NGPC Asset Holdings III, LP, a Texas limited partnership and NGPC Asset Holdings IV, LP, a Texas limited partnership.  The Company consolidates the results of its subsidiaries for financial reporting purposes. The Company does not consolidate the financial results of its portfolio companies.

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

Note 2: Significant Accounting Policies

The interim unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. The interim consolidated financial statements have been prepared by management of the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes the disclosures included herein are adequate to make the information presented not misleading.  In the opinion of management, all adjustments which are of a normal recurring nature considered necessary for presentation of the information have been included.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Interim results are not necessarily indicative of results for a full year.

The following is a summary of the significant accounting policies consistently applied by the Company in the preparation of its consolidated financial statements:

Use of Estimates

The interim consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles that require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes to the consolidated financial statements.  Actual results could differ from these estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits and highly liquid investments with original maturities of three months or less when purchased. Cash and cash equivalents are carried at cost which approximates fair value.

Prepaid Assets

Prepaid assets consist of premiums paid for directors’ and officers’ insurance and fidelity bonds with policy terms of one year and fees associated with the establishment of the credit facility. Such premiums and fees are amortized monthly on a straight line basis over the term of the policy or credit facility.

Concentration of Credit Risk

The Company places its cash and cash equivalents with financial institutions and, at times, cash held in checking accounts may exceed the Federal Deposit Insurance Corporation insured limit.

Valuation of Investments

Investments are carried at fair value, as determined in good faith by the Company’s Board of Directors.  On a quarterly basis, the Manager prepares valuations for all of the securities of its portfolio companies and presents the valuations to the Company’s Valuation Committee and Board of Directors.  The valuations are determined and recommended by the Valuation Committee to the Board of Directors, which reviews and ratifies the final portfolio valuations.

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

Securities Transactions, Interest and Dividend Income Recognition

 All securities transactions are accounted for on a trade-date basis. Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected. Premiums and discounts are accreted into interest income using the effective interest method. Detachable warrants, other equity securities or property interests such as overriding royalty interests obtained in conjunction with the acquisition of debt securities are recorded separately from the debt securities at their initial fair value, with a corresponding amount recorded as a discount to the associated debt security. Income from overriding royalty interests is recognized as received and the recorded assets are charged depletion using the unit of production depletion method. The portion of the loan origination fees paid that represent additional yield or discount on a loan are deferred and accreted into interest income over the life of the loan using the effective interest method. Upon the prepayment of a loan or debt security, any unamortized loan origination fees are recorded as interest income and any unamortized premium or discount is recorded as a realized gain or loss. Market premiums or discounts on acquired loans or fixed income investments are accreted into interest income using the effective interest method. Dividend income is recognized on the ex-dividend date. Accruing interest or dividends on investments is deferred when it is determined that the interest or dividend is not collectible. Collectibility of the interest and dividends is assessed, based on many factors including the portfolio company’s ability to service its loan based on current and projected cash flows, as well as the current valuation of the company’s assets. For investments with payment-in-kind (PIK) interest, the Company bases income accruals on the valuation of the PIK notes or securities received from the borrower. If the portfolio company’s asset valuation indicates a value that is not sufficient to cover the contractual interest due on the PIK notes, management will not accrue interest income on the notes.

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

Fee Income Recognition

Fees primarily include financial advisory, transaction structuring, loan administration, commitment and prepayment fees. Financial advisory fees represent amounts received for providing advice and analysis to companies and are recognized as earned when such services are performed provided collection is probable. Transaction structuring fees represent amounts received for structuring, financing and executing transactions and are generally payable only if the transaction closes. Such fees are deferred and accreted into interest income over the life of the loan using the effective interest method. Commitment fees represent amounts received for committed funding and are generally payable whether or not the transaction closes. On transactions that close within the commitment period, commitment fees are deferred and accreted into interest income over the life of the loan using the effective interest method. Commitment fees on transactions that do not close are generally recognized over the time period the commitment is outstanding. Prepayment and loan administration fees are recognized as they are received.  In the second quarter of 2007, the Company accreted approximately $1.1 million of fee income into interest income, compared to accreted income of approximately $181,000 during the second quarter of 2006.

Dividends

Dividends to stockholders are recorded on the ex-dividend date. For tax purposes the Company intends to continue to qualify as a RIC under the Code for 2005 and later years. In order to maintain the Company’s status as a RIC, the Company is required to distribute at least 90% of its investment company taxable income. In addition, the Company must distribute at least 98% of its taxable income (both ordinary income and net capital gains) to avoid excise tax. The Company intends to make distributions to stockholders on a quarterly basis of substantially all net taxable income.  The Company also intends to make distributions of net realized capital gains, if any, at least annually.  However, the Company may in the future decide to retain capital gains for investment and designate such retained dividends as a deemed distribution.  The amount to be paid out as a dividend is determined by the Company’s Board of Directors each quarter and is based on the annual taxable earnings estimated by the Manager. Based on that estimate, a dividend is declared each quarter and paid shortly thereafter.

For the period ended December 31, 2004, the Company was treated as a “C” corporation and had no taxable income and therefore did not declare a dividend for that period.  The following table summarizes the Company’s dividend history:

Dividend History

Declaration Date	Amount	Record Date	Payment Date
March 18, 2005	$0.120	March 31, 2005	April 15, 2005
June 17, 2005	$0.125	June 30, 2005	July 15, 2005
September 19, 2005	$0.140	September 30, 2005	October 14, 2005
December 15, 2005	$0.275	December 27, 2005	January 4, 2006
March 10, 2006	$0.160	March 31, 2006	April 17, 2006
June 14, 2006	$0.180	June 30, 2006	July 14, 2006
September 14, 2006	$0.250	September 29, 2006	October 13, 2006
December 7, 2006	$0.330	December 19, 2006	December 29, 2006
March 19, 2007	$0.265	March 30, 2007	April 13, 2007
June 13, 2007	$0.310	June 29, 2007	July 13, 2007

The Company has established an “opt out” dividend reinvestment plan, operated by its transfer agent, for its common stockholders. As a result, if the Company declares a cash dividend, a stockholder’s cash dividend will be automatically reinvested in additional shares of the Company’s common stock unless the stockholder, or his or her broker, specifically “opts out” of the dividend reinvestment plan and elects to receive cash dividends.  It is customary practice for many brokers to “opt out” of dividend reinvestment plans on behalf of their clients unless specifically instructed otherwise.   Stockholders whose shares are registered in his or her name are eligible for the dividend reinvestment plan through our stock transfer agent.  Stockholders whose shares are held in a brokerage account or registered in street name can contact their broker regarding drip plan eligibility.  As of June 30, 2007, holders of 1,362,981 shares, or approximately 7.8% of outstanding shares, were participants in the Company’s dividend reinvestment plan.

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

Dividend Reinvestment Plan Participation
		Percentage of			Common Stock Dividends
	Participating	Outstanding	Total	Cash	Purchased in	Newly Issued Shares
Dividend	Shares	Shares	Distribution	Dividends	Open Market	Amount	Shares
March 2005	-	0.0%	$2,088,012	$2,088,012	$-	$-	-
June 2005	1,215,870	7.0%	$2,175,013	$2,023,029	$151,984	$-	-
September 2005	1,488,904	8.6%	$2,436,014	$2,227,567	$208,447	$-	-
December 2005	1,660,140	9.5%	$4,785,028	$4,328,488	$456,540	$-	-
March 2006	1,618,940	9.3%	$2,784,016	$2,524,986	$259,030	$-	-
June 2006	1,410,227	8.1%	$3,132,018	$2,878,177	$253,841	$-	-
September 2006	1,270,634	7.3%	$4,350,025	$4,032,366	$317,659	$-	-
December 2006	1,111,045	6.4%	$5,742,033	$5,375,388	$-	$366,645	22,168
March 2007	1,355,671	7.8%	$4,616,901	$4,257,648	$-	$359,253	22,692
June 2007	1,362,981	7.8%	$5,407,938	$4,985,387	$-	$422,550	24,694	(1)

(1) Shares were issued on July 13, 2007 for the June 2007 dividend. See above and Note 4 for futher detail.

Income Taxes

The Company adopted the Financial Accounting Standards Board’s Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), effective January 1, 2007. FIN 48 establishes a single model to address accounting for uncertain tax positions.  FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  FIN 48 also provides guidance on derecognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition.  The adoption of FIN 48 did not have a material effect on the Company’s consolidated financial position or results of operations.  (See Note 6 for additional information.)

In conjunction with the adoption of FIN 48, the Company implemented its policy to record estimated interest and penalties related to the underpayment of income tax as a component of tax expense in the Consolidated Statement of Operations.   However, there were no amounts for tax-related interest or penalties incurred for the quarter ended June 30, 2007.

Note 3: Credit Facility

On August 31, 2006, the Company simultaneously repaid its original credit facility and entered into an Amended and Restated Revolving Credit Agreement (the “Investment Credit Agreement”) among the Company, the syndicated lenders party thereto and SunTrust Bank, as administrative agent for the lenders.  Also on August 31, 2006, the Company entered into a Treasury Secured Revolving Credit Agreement (the “Treasury Credit Agreement”) among the Company, the syndicated lenders party thereto and SunTrust Bank, as administrative agent for the lenders.

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

The obligations under the Investment Credit Agreement are collateralized by substantially all of the Company’s assets, except certain assets that collateralize the Treasury Credit Agreement and are guaranteed by the Company’s existing and future subsidiaries, other than special purpose subsidiaries and certain other subsidiaries.  The Investment Credit Agreement contains affirmative and reporting covenants and certain financial ratio and restrictive covenants, including: (a) maintaining a ratio of net asset value to consolidated total indebtedness (excluding net hedging liabilities) of the Company and its subsidiaries, of not less than 2.25:1.0, (b) maintaining a ratio of net asset value to consolidated total indebtedness (including net hedging liabilities) of the Company and its subsidiaries, of not less than 2.0:1.0, (c) maintaining a ratio of net income (excluding revenue from collateral under the Treasury Credit Agreement) plus interest, taxes, depreciation and amortization expenses (“EBITDA”) to interest expense (excluding interest on loans under the Treasury Credit Agreement) of the Company and its subsidiaries of not less than 3.0:1.0, (d) limitations on additional indebtedness, (e) limitations on liens, (f) limitations on mergers and other fundamental changes, (g) limitations on dividends, (h) limitations on disposition of assets other than in the normal course of business, (i) limitations on transactions with affiliates, (j) limitations on agreements that prohibit liens on properties of the Company and its subsidiary guarantors, (k) limitations on sale and leaseback transactions, (l) limitations on speculative hedging transactions and (m) limitations on the aggregate amount of unfunded commitments.

As of June 30, 2007, there was no outstanding balance under the Investment Credit Agreement.  From time to time, certain of the lenders may provide customary commercial and investment banking services to the Company.

Under the Treasury Credit Agreement, the lenders have agreed to extend revolving credit loans to the Company in an amount not to exceed $100 million.  Proceeds from the Treasury Credit Agreement will be used to facilitate the growth of the Company’s investment portfolio and provide flexibility in the sizing of its portfolio investments.  The Treasury Credit Agreement has a three year term and bears interest, at the Company’s option, at either (i) LIBOR plus 25 basis points or (ii) the base rate.  As of June 30, 2007, the interest rate was 5.57% (LIBOR rate of 5.32% plus 25 basis points) on the Company’s $100 million outstanding balance under the Treasury Credit Agreement.  Prepayments of loans under the Treasury Credit Agreement made during the first year are subject to a premium equal to 1% of the amount so prepaid.

The obligations under the Treasury Credit Agreement are collateralized by certain securities account assets and are guaranteed by the Company’s existing and future subsidiaries, other than special purpose subsidiaries and certain other subsidiaries.  The Treasury Credit Agreement contains affirmative and reporting covenants and certain financial ratio and restrictive covenants, including: (a) maintaining a ratio of net asset value to consolidated total indebtedness (excluding net hedging liabilities) of the Company and its subsidiaries, of not less than 2.25:1.0, (b) maintaining a ratio of net asset value to consolidated total indebtedness (including net hedging liabilities) of the Company and its subsidiaries, of not less than 2.0:1.0, (c) maintaining a ratio of EBITDA (excluding revenue from cash collateral) to interest expense (excluding interest on loans under the Treasury Credit Agreement) of the Company and its subsidiaries of not less than 3.0:1.0, (d) maintaining a ratio of collateral to the aggregate principal amount of loans under the Treasury Credit Agreement of not less than 1.01:1.0, (e) limitations on additional indebtedness, (f) limitations on liens, (g) limitations on mergers and other fundamental changes, (h) limitations on dividends, (i) limitations on disposition of assets other than in the normal course of business, (j) limitations on transactions with affiliates, (k) limitations on agreements that prohibit liens on properties of the Company and its subsidiary guarantors, (l) limitations on sale and leaseback transactions, (m) limitations on speculative hedging transactions and (n) limitations on the aggregate amount of unfunded commitments.

The Company has borrowed $100 million as of June 30, 2007 under the Treasury Credit Agreement.  From time to time, certain of the lenders may provide customary commercial and investment banking services to the Company.

Note 4: Issuance of Common Stock

On August 6, 2004, the Company, in its initial capitalization transaction, sold 100 shares of common stock to Natural Gas Partners, LLC for $15.00 per share. On November 9, 2004, the Company’s Registration Statement (Registration No. 333-118279) was declared effective by the SEC in connection with the public offering of 16,000,000 shares of common stock (plus up to 2,400,000 additional shares of common stock upon the exercise of the underwriters’ over-allotment option), which commenced on November 10, 2004. The number of securities registered, including the shares of common stock subject to the underwriters’ over-allotment option, was 18,400,000, of which 17,400,000 were sold to the public at a price of $15.00 per share.

The net proceeds from the initial public offering of the shares of common stock, after deducting expenses of approximately $2,308,000 and underwriting discounts and commissions of $0.825 per share, were approximately $244,337,000.

The Company’s dividend reinvestment plan provides for the plan agent to purchase shares in the open market for credit to the accounts of plan participants unless the average of the closing sales prices for the shares for the five days immediately preceding the payment date exceeds 110% of the most recently reported net asset value per share. Through the third quarter of 2006, all shares credited to participants’ accounts were purchased in the open market.  See Note 2, Dividends,  for a table summary of  Dividend Reinvestment Plan Participation.

Note 5: Investment Management

The Company has entered into an investment advisory agreement with the Manager under which the Manager, subject to the overall supervision of the Company’s Board of Directors, manages the day-to-day operations of, and provides investment advisory services to, the Company.  The investment advisory agreement was originally approved by the Company’s Board of Directors on November 9, 2004, and on October 25, 2006, the Company’s Board of Directors, including all of the independent directors, approved an extension of the investment advisory agreement through November 9, 2007.   The investment advisory agreement provides that unless terminated earlier as described below, the agreement shall remain in from year-to-year provided such continuance is approved at least annually by the Board of Directors or by the affirmative vote of the holders of a majority of the Company’s outstanding voting securities, including, in either case, approval by a majority of the Company’s directors who are not interested persons.

For providing these services, the Manager receives a fee from the Company, consisting of two components, a base management fee and an incentive fee.

Under the investment advisory agreement, the base management fee is calculated quarterly as 0.45% of the average of total assets of the Company as of the end of the two previous quarters.  The base management fee is payable quarterly in arrears.  Of the $2,639,852 management and incentive fees payable as of June 30, 2007, $1,585,494 was payable to the Manager for the base management fee for the second quarter of 2007.

The incentive fee under the investment advisory agreement consists of two parts. The first part, which is calculated and payable quarterly in arrears, equals 20% of the excess, if any, of the Company’s net investment income for the quarter that exceeds a quarterly hurdle rate equal to 2% (8% annualized) of the Company’s net assets.

For this purpose, net investment income means interest income, dividend income and any other income (including any other fees, such as commitment, origination, syndication, structuring, diligence, managerial assistance, monitoring and consulting fees or other fees that the Company receives from portfolio companies) accrued during the fiscal quarter, minus the Company’s operating expenses for the quarter (including the base management fee, expenses payable under the administration agreement, any interest expense and dividends paid on issued and outstanding preferred stock, if any, but excluding the incentive fee). Net investment income includes, in the case of investments with a deferred interest feature (such as premium and discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income that the Company has not yet received in cash. Net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

The incentive fees due in any fiscal quarter are calculated as follows:

•	no incentive fee in any fiscal quarter in which the Company’s net investment income does not exceed the hurdle rate.

•	20% of the amount of the Company’s net investment income, if any, that exceeds the hurdle rate in any fiscal quarter.

There were no investment income incentive fees earned for the second quarter of 2006.  The investment income incentive fees earned for the second quarter of 2007 were $88,060.

The second part of the incentive fee (the “Capital Gains Fee”) is determined and payable in arrears as of the end of each fiscal year (or upon termination of the investment advisory agreement, as of the termination date), and equals (1) 20% of (a) the Company’s net realized capital gain (realized capital gains less realized capital losses, but not less than zero) on a cumulative basis from the closing date of the Company’s initial public offering to the end of such fiscal year, less (b) any unrealized capital depreciation at the end of such fiscal year, less (2) the aggregate amount of all Capital Gains Fees paid to the Manager in prior fiscal years. Capital Gains Fees are estimated as of the end of the each fiscal quarter based on the gains realized during such quarter and the unrealized losses as of the end of such quarter.  To the extent that Capital Gains Fees are earned by the Manager, an accrual is made in the amount of the estimated Capital Gains Fee.  Because unrealized losses may fluctuate from quarter to quarter, the accrual, if any, may fluctuate as well.  There were no capital gains incentive fees earned for the second quarter of 2006.  An accrual of $966,298 was made for estimated Capital Gains Fees for the second quarter of 2007.

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

The Manager has agreed that, beginning on November 9, 2006, and to the extent permissible under federal securities laws and regulations, including Regulation M, it will utilize 30% of the fees it receives from the capital gains portion of the incentive fee (up to a maximum of $5 million of fees received in the aggregate) to purchase shares of the Company’s common stock in open market purchases through an independent trustee or agent. Any sales of such stock will comply with any applicable six-month holding period under Section 16(b) of the Securities Act of 1933, as amended, and all other restrictions contained in any law or regulation, to the fullest extent applicable to any such sale. Any change in this voluntary agreement will not be implemented without at least 90 days’ prior notice to stockholders and compliance with all applicable laws and regulations.  No shares have been repurchased under this agreement.

The investment advisory agreement may be terminated at any time, without the payment of any penalty, by a vote of the Company’s Board of Directors or the holders of a majority of the Company’s shares on 60 days’ written notice to the Manager, and would automatically terminate in the event of its “assignment” (as defined in the 1940 Act).

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

The Manager, NGP Investment Advisor, LP, was formed in 2004 and maintains an office at 1221 McKinney Street, Suite 2975, Houston, Texas 77010. The Manager’s sole activity is to perform management and investment advisory services for the Company. The Manager is a registered investment adviser under the Investment Advisers Act of 1940, as amended.

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

Of the $723,832 in accounts payable as of June 30, 2007, $208,789 is due to the Administrator for expenses incurred on the Company’s behalf for the month of  June 2007.

The administration agreement was originally approved by the Company’s Board of Directors on November 9, 2004. The administration agreement provides that unless terminated earlier as described below, the agreement will continue in effect from year-to-year provided such continuance is approved at least annually by (i) the Company’s Board of Directors and (ii) a majority of the Company’s directors who are not parties to the administration agreement or “interested persons” of any such party. On October 25, 2006, the Board of Directors, including all of the independent directors, approved an extension of the administration agreement through November 9, 2007.

The foregoing description of the administration agreement is qualified in its entirety by reference to the full text of the document, a copy of which was filed as Exhibit 10.2 to the Company’s Form 10-K for the year ended December 31, 2004, and is incorporated herein by reference.

Note 6: Federal Income Taxes

The Company adopted FIN 48, effective January 1, 2007. FIN 48 establishes a single model to address accounting for uncertain tax positions.  FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a  tax position is required to meet before being recognized in the financial statements.  FIN 48 also provides guidance on derecognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition.  The adoption of FIN 48 did not have a material effect on the Company’s consolidated financial position or results of operations.   As a result, there was no cumulative effect related to adopting FIN 48.  For federal income tax purposes, as of June 30, 2007, the tax years ended December 31, 2004, 2005 and 2006 remain subject to examination.

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

Differences between the effective income tax rate and the statutory federal tax rate for the periods ended June 30, 2007 and June 30, 2006 were as follows:

	For the Six Months	For the Six Months
	ended June 30, 2007	ended June 30, 2006
	(unaudited)	(unaudited)

Statutory federal rate on loss from continuing operations	34%	34%
Effect of net deferred tax assets	(34%)	(34%)

Effective tax rate on earnings from continuing operations	0%	0%

The tax effects of temporary differences that give rise to the deferred tax assets and liabilities are as follows:

	For the period	Year ended
	ended June 30, 2007	December 31, 2006
	(unaudited)	(audited)

Deferred tax assets
Net operating loss carryforwards	$156,674	$156,674
Net organization costs	99,848	123,811
Total gross deferred tax assets	256,522	280,485
Less valuation allowance	(256,522)	(280,485)
Net deferred tax assets	-	-

Deferred tax liabilities
Unrealized gains, net	-	-
Prepaid expenses	-	-
Total gross deferred tax liabilities	-	-

Net deferred tax assets	$-	$-

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

The Company’s consolidated subsidiaries, NGPC Asset Holdings, LP, NGPC Asset Holdings II, LP, NGPC Asset Holdings III, LP, and NGPC Asset Holdings IV, LP, collectively (“NGPCAH”), are subject to federal income taxes.  For the period ended June 30, 2007, NGPCAH operated at a profit.  However, as management believes that NGPCAH will not generate taxable income for the tax year ending December 31, 2007, no provision for income taxes has been recorded for the period ended June 30, 2007.  For the period ended December 31, 2006, NGPCAH operated at a small profit. However, management believes that the realization of the net deferred tax liability is not likely based on expectations as to future taxable income and, accordingly, NGPCAH recorded no provision for income taxes for the period ended December 31, 2006.

 Note 7: Commitments and Contingencies

As of June 30, 2007, the Company had investments in or commitments to fund loan facilities to 15 portfolio companies totaling $338 million, on which $220 million was drawn. In addition, the Company has continuing obligations under the investment advisory agreement with the Manager and the administration agreement with the Administrator. The agreements provide that, absent willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, the Manager, the Administrator and its officers, managers, agents, employees, controlling persons, members and any other person or entity affiliated with them will be entitled to indemnification from the Company for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of the Manager’s or Administrator’s services under the agreements or otherwise as the Company’s investment adviser or administrator. The agreements also provide that the Manager, the Administrator and their affiliates will not be liable to the Company or any stockholder for any error of judgment, mistake of law, any loss or damage with respect to any of the Company’s investments or any action taken or omitted to be taken by the Manager or the Administrator in connection with the performance of any of their duties or obligations under the agreements or otherwise as investment adviser or administrator to the Company, except to the extent specified in Section 36(b) of the 1940 Act concerning loss resulting from a breach of fiduciary duty with respect to the receipt of compensation for services. In the normal course of business, the Company enters into a variety of undertakings containing a variety of representations that may expose the Company to some risk of loss. The amount of future loss, if any, arising from such undertakings, while not quantifiable, is not expected to be significant.

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

Note 9: Subsequent Events

On August 1, 2007, the Company purchased $5 million of the $85 million Second Lien Term Loan (the “Second Lien TL”) for Excel Mining Systems LLC (“Excel”), a private company headquartered in Bowerston, Ohio.  The Second Lien TL earns interest at LIBOR plus 725 basis points and is secured by second liens on substantially all of Excel’s assets.    Proceeds from the Second Lien TL will be used primarily to refinance existing indebtedness and pay a dividend.

Note 10: New Accounting Interpretations and Standards

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, although earlier application is encouraged.  The Company is currently reviewing the requirements of SFAS 157 to determine the effect, if any, on its financial position or results of operations.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, The Fair Value Options for Financial Assets and Financial Liabilities (“SFAS 159”), which gives entities the option to measure eligible financial assets and financial liabilities at fair value on an instrument by instrument basis that are otherwise not permitted to be accounted for at fair value under other accounting standards.  The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability.  Subsequent changes in fair value must be recorded in earnings.  SFAS 159 is effective as of the beginning of a company’s first fiscal year after November 15, 2007.  The Company is currently reviewing the requirements of SFAS 159 to determine the effect, if any, on its consolidated financial position or results of operations.

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

•	uncertainties associated with the timing of transaction closings;
•	changes in the prospects of our portfolio companies;
•	changes in interest rates;
•	changes in regional, national or international economic conditions and their impact on the industries in which we invest;
•	the future operating results of our portfolio companies and their ability to achieve their objectives;
•	changes in the conditions of the industries in which we invest;
•	the adequacy of our cash resources and working capital;
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	the ability of our Manager to locate suitable investments for us and to monitor and administer the investments; and
•	other factors enumerated in our filings with the SEC.

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

Portfolio and Investment Activity

During the three months ended June 30, 2007, we added three companies to our portfolio.  In April 2007, we closed an investment in the Anadarko Petroleum Corporation 2007-III Drilling Fund of Houston, Texas.   The investment is in the form of a term net profits interest.  NGPC’s commitment is for a total of approximately $95.0 million and as of June 30, 2007, approximately $22.5 million had been funded.  In June 2007, we closed a $32 million senior secured credit facility with DeanLake Operator, LLC, to acquire and develop oil and gas properties located in Montgomery County, Texas.  Initial availability under the facility was $17.3 million, and as of June 30, 2007, approximately $11.4 million was drawn.  Additionally, as partial consideration for providing the facility, NGPC received an overriding royalty interest and warrants in DeanLake.  Also in June 2007, we provided a $40.0 million senior secured credit facility to Formidable, LLC.  The facility has an initial availability of $34.0 million and as of June 30, 2007, approximately $27.2 million was funded.  The proceeds of the Formidable facility was used to repay the existing C-Gas, LLC and Atchee CBM, LLC credit facilities and to acquire additional oil and gas properties.  It will also fund development and working capital.  As part of the transaction, NGPC exchanged its overriding royalty interest in C-Gas, LLC and Atchee CBM, LLC for  warrants in Formidable, LLC.

In April 2007, the Company made a follow-on investment with an existing portfolio company, TierraMar Energy, LP to acquire additional oil and gas properties and accelerate its development drilling program.  In connection with the transaction, the Company exchanged its $10 million Senior Secured Note and Warrants for preferred limited partnership interests in TierraMar and contributed an additional $3.1 million of preferred equity capital that was used to acquire additional oil and gas properties. The Company maintained its overriding royalty interest in the properties and has committed to make additional capital contributions up to $7.9 million to be used for capital expenditures.

In May 2007, the Company expanded its commitment in an amended and restated $190.0 million Senior Secured Credit Facility with Nighthawk Transport I, LP, an existing portfolio company.  The Company’s portion of the availability under the amended and restated facility is $18.3 million, with approximately $15.5 million funded as of June 30, 2007.

During the three months ended June 30, 2007, four companies repaid their facilities.  In May 2007, Piceance Basin Properties, LLC (“PBP”) fully repaid the outstanding balance on its senior secured term loan of approximately $5.2 million.  Concurrent with the debt repayment, NGPC realized a capital gain of approximately $5.1 million through the sale of its warrant and equity positions in PBP.  In June 2007, Energy XXI Gulf Coast, Inc. repaid in full the $14.0 million balance on its second lien term loan.  Also in June 2007, C-Gas, LLC and Atchee CBM, LLC repaid in full their senior secured credit facilities, of approximately $22.8 million and $2.2 million, respectively, with partial proceeds from the Formidable, LLC facility.  In April 2007, Rubicon Energy Partners, LLC repaid in full the $33.6 million balance outstanding on its senior secured term loan. NGPC continues to hold its membership units, which represent a 50% ownership interest in Rubicon.  Also during the second quarter of 2007, Chroma Exploration & Production, Inc. repaid its $17.5 million senior secured term loan and repurchased its overriding royalty interest resulting in a realized capital gain of approximately $1.6 million.  NGPC continues to hold its $2.0 million of Series A participating convertible preferred stock and has also purchased $2.0 million of Chroma’s Series AA participating convertible preferred stock.

Following these transactions, as of June 30, 2007, NGPC had investments in 15 portfolio companies invested as follows: 39.5% in senior secured term loans, 8.7% in senior subordinated secured notes, 1.2% in participating convertible preferred stock,  4.1% in corporate notes, 6.8% in member and partnership units, 6.2% in net profits interests, 28.0%  in U.S. Treasury Bills, and 5.5% in cash and cash equivalents. At June 30, 2007, the weighted average yield on targeted portfolio investments, exclusive of capital gains, was 12.2%.  The weighted average yield of our corporate notes was 5.5%. The weighted average yield of our U.S. Treasury Bills and cash equivalents was 4.8%.  The weighted average yield on our total capital invested at June 30, 2007 was 9.4%.  Yields are computed using interest rates as of the balance sheet date and include amortization of loan discount points, original issue discount and market premium or discount, weighted by their respective costs when averaged.

Results of Operations

Investment Income

Investment income for the quarter ended June 30, 2007 was $9.7 million with $7.7 million attributable to targeted investments in nineteen portfolio companies, $0.3 million from corporate notes, $1.6 million attributable to investments in cash equivalents, and $0.1 million in fee income from third parties and affiliates. This compares to investment income for the quarter ended June 30, 2006 of $6.0 million with $4.6 million attributable to targeted investments in ten portfolio companies, $0.3 million from corporate notes, $0.1 million in fee income from third parties and affiliates, and $1.0 million attributable to investments in cash equivalents, agency notes and auction rate securities.

For the six months ended June 30, 2007, investment income increased by $7.2 million, or approximately 65%, to $18.2 million from $11.0 million for the same period in 2006.  For the six months ended June 30, 2007, we recorded $14.4 million attributable to targeted investments in portfolio companies, $0.5 million from corporate notes, $3.1 million attributable to investments in cash equivalents, and $0.2 million in fee income from third parties and affiliates.  This compares to investment income of $7.7 million attributable to targeted investments portfolio companies, $0.6 million from corporate notes, $0.3 million in fee income from third parties and affiliates, and $2.4 million attributable to investments in cash equivalents and auction rate securities for the same period in 2006.

Operating Expenses

For the quarter ended June 30, 2007, operating expenses were $5.2 million compared to $2.1 million for the quarter ended June 30, 2006. The 2007 amount consisted of investment advisory and management and incentive fees of $2.6 million, insurance expenses, administrative services fees, professional fees, directors’ fees, organization costs and other general and administrative expenses of $1.0 million and credit facility interest and fees of $1.6 million.  In comparison, for the quarter ended June 30, 2006, investment advisory and management fees were $1.1 million, insurance expenses, administrative services fees, professional fees, directors’ fees, organization costs and other general and administrative expenses were $0.9 million and credit facility fees were $0.1 million.

For the six months ended June 30, 2007, operating expenses were $9.3 million compared to $4.1 million for the same period of 2006. The 2007 amount consisted of investment advisory and management and incentive fees of $4.2 million, insurance expenses, administrative services fees, professional fees, directors’ fees, organization costs and other general and administrative expenses of $1.9 million and credit facility interest and fees of $3.2 million.  In comparison, for the six months ended June 30, 2006, investment advisory and management fees were $2.2 million, insurance expenses, administrative services fees, professional fees, directors’ fees, organization costs and other general and administrative expenses were $1.7 million and credit facility fees were $0.2 million.

Operating expenses for the three and six month periods include our allocable portion of the total organizational and operating expenses incurred by us, our Manager, and our Administrator, as determined by our Board of Directors and representatives of our Manager and our Administrator.  According to the terms of the investment advisory agreement, the base management fee is calculated quarterly as 0.45% of the average of the total assets of the Company as of the end of the two previous quarters, an increase from the lesser of $900,000 or 0.375% of such average.

Net Investment Income

For the second quarter of 2007, net investment income was $4.5 million compared to $3.9 million for the second quarter of 2006, primarily due to increased interest on the higher portfolio balances partially offset by higher management and incentive fees,  general and administrative expenses and interest and credit facility fees.   Net investment income for the six months ended June 30, 2007 was $8.9 million compared to $6.9 million for six months ended June 30, 2006 primarily due to increased interest on the higher portfolio balances partially offset by higher management and incentive fees,  general and administrative expenses and interest and credit facility fees.

Unrealized Appreciation or Depreciation on Investments

For the second quarter of 2007, net unrealized appreciation was $2.3 million, compared to ($1.4) million net unrealized depreciation for the second quarter of 2006.  The $3.7 million increase is attributable to $3.1 million in changes in the fair values of our targeted investments and $0.6 million in changes in market prices of our corporate notes.  For the six months ended June 30, 2007, net unrealized appreciation was $6.0 million, compared to ($2.5) million net unrealized depreciation for the same period of 2006.  The $8.5 million increase is attributable to $6.7 million in changes in the fair values of our targeted investments and $1.8 million in changes in market prices of our corporate notes.

Net Realized Gains

For the quarter ended June 30, 2007, we realized a capital gain of $6.7 million from the sale of client warrants and overriding royalty interests.  No realized capital gains or losses were recorded for the quarter or six months ended June 30, 2006.

Net Increase in Stockholders’ Equity from Operations

 For the quarter ended June 30, 2007, we had a net increase in stockholders’ equity (net assets) resulting from operations of $13.5 million, or $0.78 per share, compared to $2.5 million, or $0.15 per share for the quarter ended June 30, 2006.  For the six months ended June 30, 2007 the net increase in stockholders’ equity (net assets) resulting from operations was $21.6 million, or $1.25 per share, compared to $4.4 million, or $0.25 per share for the six months ended  June 30, 2006.

Financial Condition, Liquidity and Capital Resources

During the first six months of this fiscal year, we generated cash from operations, including interest earned on our portfolio securities, as well as our investments in corporate notes, U.S. government securities and other high quality debt securities that mature in one year or less.  At June 30, 2007, we had cash and cash equivalents of $19.7 million, investments in U.S. Treasury Bills of $101.5 million and investments in corporate notes of $14.9 million.

As of June 30, 2007, we had investments in or commitments to fund loan facilities to 15 portfolio companies totaling $338.0 million, of which $220.0 million was drawn.  We expect to fund our investments in 2007 from income earned on our portfolio and temporary investments and from borrowings under our Credit Facilities.  (See description under “Note 3: Credit Facility” above.)  In the future, we may also fund a portion of our investments with issuances of equity or senior debt securities. We may also securitize a portion of our investments.  We expect our primary use of funds to be investments in portfolio companies, cash distributions to holders of our common stock and payment of fees and other operating expenses.

On August 31, 2006, we simultaneously repaid our original credit facility and entered into two new syndicated credit facilities totaling $180 million, with SunTrust Bank as the administrative agent, each with a three year term. The first facility, the Senior Secured Revolving Credit Facility (the “Investment Facility”) has an initial availability of $80 million with the ability to increase availability to $175 million over time.  Proceeds from the Investment Facility will be used to supplement the Company’s equity capital in making portfolio investments.  Interest on the Investment Facility will be charged at either (i) LIBOR plus 125 to 225 basis points, based on the Company’s outstanding borrowings, or (ii) the higher of the lender prime rate plus 25 to 75 basis points or the federal funds rate plus 50 basis points. The second facility, the Senior Treasury Secured Revolving Credit Facility (the “Treasury Facility”) permits the Company to borrow up to $100 million.  Proceeds from the Treasury Facility will be used to facilitate the growth of the Company’s investment portfolio and provide flexibility in the sizing of its portfolio investments.  Interest on the Treasury Facility will be charged at either (i) LIBOR plus 25 basis points, or (ii) the higher of the lender prime rate or the federal funds rate plus 50 basis points.  The credit facilities are collateralized by substantially all of our assets.  As of June 30, 2007, the Company had $100 million outstanding under the Treasury Facility and no balance outstanding under the Investment Facility.

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

Portfolio Credit Quality

We maintain a system to evaluate the credit quality of our loans. This system is intended to reflect the performance of a portfolio company’s business, the collateral coverage of a loan, and other factors considered relevant. As of June 30, 2007, all of our investments in portfolio companies were performing satisfactorily.  Investments approximating $14 million, or approximately 6% of the $225.9 million in targeted investments, have been placed on the Company’s watch list due to slower than expected development of the assets supporting the investments.  We expect the assets to eventually perform as planned and believe there is adequate collateral coverage and little to no risk of loss of capital.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain controls and procedures designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported on a timely basis and accumulated and made known to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on an evaluation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report conducted by our management, with the participation of the Chief Executive and Chief Financial Officers, the Chief Executive and Chief Financial Officers believe that as of June 30, 2007, these controls and procedures are effective to ensure that we are able to collect, process and disclose the information we are required to disclose in the reports we file with the SEC within the required time periods.

In evaluating changes in internal control over financial reporting during the quarter ended June 30, 2007, management identified no changes in its internal control over financial reporting that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Date: August 8, 2007

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