Form 10-Q
period 2007-09-30
NGP Capital Resources CO
filed 2007-11-09
CIK 1297704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The number of shares of the registrant’s Common Stock, $.001 par value, outstanding as of November 6, 2007 was 17,500,332.

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.
NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2007	December 31, 2006
Assets
Investments in portfolio securities at fair value
(cost: $260,870,948 and $170,863,203, respectively)	$267,482,387	$172,025,498
Investments in corporate notes at fair value
(cost: $11,642,328 and $17,681,646, respectively)	8,936,500	15,116,080
Investments in U.S. Treasury Bills, at amortized cost
which approximates fair value	127,813,642	142,669,579
Total investments	404,232,529	329,811,157

Cash and cash equivalents	7,084,798	12,334,329
Accounts receivable	5,658	452,916
Interest receivable	1,340,766	1,400,757
Prepaid assets	933,981	1,598,501

Total assets	$413,597,732	$345,597,660

Liabilities and stockholders' equity (net assets)
Current liabilities
Accounts payable	$709,406	$965,105
Management and incentive fees payable	2,061,266	1,374,299
Dividends payable	6,114,379	-
Total current liabilities	8,885,051	2,339,404

Long-term debt	151,000,000	100,000,000

Total liabilities	159,885,051	102,339,404

Commitments and contingencies (Note 7)

Stockholders’ equity (net assets)
Common stock, $.001 par value, 250,000,000 shares authorized; 17,469,654 and
17,422,268 issued and 17,469,654 and 17,422,268 outstanding, respectively	17,470	17,422
Paid-in capital in excess of par	245,441,929	244,660,173
Undistributed net investment income (loss)	(1,722,214)	229,791
Undistributed net realized capital gain (loss)	6,069,885	(245,859)
Net unrealized appreciation (depreciation) of
portfolio securities and corporate notes	3,905,611	(1,403,271)

Total stockholders’ equity (net assets)	253,712,681	243,258,256

Total liabilities and stockholders' equity (net assets)	$413,597,732	$345,597,660

Net asset value per share	$14.52	$13.96

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months	For the Three Months	For the Nine Months	For the Nine Months
	ended September 30, 2007	ended September 30, 2006	ended September 30, 2007	ended September 30, 2006
Investment income
Interest income	$9,011,405	$7,379,320	$26,940,522	$18,040,507
Dividend income	-	-	93,710	60,998
Other income	47,960	177,634	245,704	451,261

Total investment income	9,059,365	7,556,954	27,279,936	18,552,766

Operating expenses
Management fees	1,626,857	1,128,304	4,776,860	3,363,428
Incentive fees	(531,889)	-	522,469	-
Professional fees	209,231	186,132	537,813	543,960
Insurance expense	132,423	144,234	397,268	432,823
Interest expense and fees	1,737,202	836,067	4,913,624	996,141
Other general and administrative expenses	627,034	523,084	1,944,690	1,599,028

Total operating expenses	3,800,858	2,817,821	13,092,724	6,935,380

Net investment income	5,258,507	4,739,133	14,187,212	11,617,386

Net realized capital gain (loss) on portfolio securities
and corporate notes	(351,114)	(174,401)	6,315,744	(174,401)
Net increase (decrease) in unrealized appreciation
(depreciation) on portfolio securities and corporate notes	(712,268)	775,859	5,308,882	(1,730,662)

Net increase in stockholders' equity
(net assets) resulting from operations	$4,195,125	$5,340,591	$25,811,838	$9,712,323

Net increase in stockholders' equity (net assets)
resulting from operations per common share	$0.24	$0.31	$1.49	$0.56

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (NET ASSETS)
(unaudited)

						Net Unrealized
						Appreciation
						(Depreciation)
	Common Stock			Undistributed	Undistributed Net Realized	of Portfolio Securities	Total Stockholders'
	Shares	Amount	Paid-in Capital in Excess of Par	Net Investment Income (Loss)	Capital Gain (Loss)	and Corporate Notes	Equity (Net Assets)
Balance at December 31, 2006	17,422,268	$17,422	$244,660,173	$229,791	$(245,859)	$(1,403,271)	$243,258,256
Net increase in
stockholders' equity (net assets)
resulting from operations	-	-	-	14,187,212	6,315,744	5,308,882	25,811,838
Dividends declared	-	-	-	(16,139,217)	-	-	(16,139,217)
Issuance of common stock under
dividend reinvestment plan	47,386	48	781,756	-	-	-	781,804
Balance at September 30, 2007	17,469,654	$17,470	$245,441,929	$(1,722,214)	$6,069,885	$3,905,611	$253,712,681

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine Months	For the Nine Months
	ended September 30, 2007	ended September 30, 2006
Cash flows from operating activities
Net increase in stockholders' equity (net assets) resulting from operations	$25,811,838	$9,712,323
Adjustments to reconcile net increase in stockholders' equity (net assets)
resulting from operations to net cash used in operating activities
Payment-in-kind interest	(2,966,423)	(161,942)
Payment-in-kind dividend	(93,710)	(60,998)
Net amortization of premiums, discounts and fees	(2,168,463)	(581,676)
Unrealized appreciation (depreciation) on portfolio securities and corporate notes	(5,308,882)	1,730,662
Effects of changes in operating assets and liabilities
Accounts receivable	447,258	37,045
Interest receivable	59,991	(523,241)
Prepaid assets	664,520	(740,395)
Accounts payable	431,268	1,238,078
Purchase of investments in portfolio securities	(194,255,244)	(116,814,029)
Redemption of investments in portfolio securities	109,508,043	12,502,402
Sale of investments in corporate notes	6,007,370	2,002,737
Net sale of investments in U.S. Treasury Bills	14,855,937	425,709

Net cash provided by (used in) operating activities	(47,006,497)	(91,233,325)

Cash flows from financing activities
Borrowings under revolving credit facility	51,000,000	100,000,000
Dividends paid	(9,243,034)	(10,701,062)

Net cash provided by (used in) financing activities	41,756,966	89,298,938

Net increase (decrease) in cash and cash equivalents	(5,249,531)	(1,934,387)
Cash and cash equivalents, beginning of the period	12,334,329	13,350,588

Cash and cash equivalents, end of period	$7,084,798	$11,416,201

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2007
(unaudited)

Portfolio Company	Energy Industry Segment	Investment (2) (4)	Principal	Cost	Fair Value (3)
TARGETED INVESTMENTS
Venoco, Inc. (1)	Oil & Natural Gas	Senior Notes (7)	$8,000,000	$7,965,691	$7,980,000
	Production and Development	(8.75%, due 12/15/2011)

Venoco, Inc. (1)	Oil & Natural Gas	Senior Notes (7)	4,000,000	3,943,079	3,990,000
	Production and Development	(8.75%, due 12/15/2011)

Chroma Exploration &	Oil & Natural Gas	8,887 Shares Series A Participating	-	2,221,710	1,221,710
Production, Inc. (1)	Production and Development	Convertible Preferred Stock
		8,116 Shares Series AA Participating	-	2,029,000	2,029,000
		Convertible Preferred Stock
		8.11 Shares Common Stock (5)	-	-	-
		Warrants (5)	-	-	-

Resaca Exploitation, LP (1)	Oil & Natural Gas	Senior Secured	26,993,572	26,471,808	26,471,808
	Production and Development	Multiple-Advance Tranche A Term Loan
		(LIBOR + 6.00%, due 5/01/2012)
		Overriding Royalty Interest (5) (6)	30,000	30,000	125,000

		Senior Secured Tranche B Term Loan	6,000,000	5,979,752	5,979,752
		(LIBOR + 9.00%, due 11/30/2007)
		Overriding Royalty Interest (5) (6)	30,000	30,000	125,000

		Senior Subordinated	4,000,000	4,000,000	4,000,000
		Secured Convertible Term Loan
		(6.00% cash, 8.00% PIK, due 5/01/2012)

Crossroads Energy, LP (1)	Oil & Natural Gas	Senior Secured	3,473,767	3,410,615	3,410,615
	Production and Development	Multiple-Advance Term Loan
		(LIBOR + 5.50% cash, +7.50% PIK - until 12/29/07,
		cash only thereafter, due 6/29/2009)
		Overriding Royalty Interest (6)	10,000	8,913	150,000

Rubicon Energy Partners, LLC (8)	Oil & Natural Gas	LLC Units (4,000 units) (5)	-	4,000,000	12,000,000
	Production and Development

BSR Alto, LLC (1)	Oil & Natural Gas	Senior Secured	2,431,546	2,332,908	1,832,908
	Production and Development	Multiple-Advance Term Loan
		(LIBOR + 5.50% cash, +7.50% PIK - until 8/17/08,
		cash only thereafter, due 8/17/2009)
		Overriding Royalty Interest (6)	30,000	29,102	75,000
		Warrants (5)	10,000	10,000	-

BSR Loco Bayou, LLC (1)	Oil & Natural Gas	Senior Secured	4,127,191	3,862,088	3,000,000
	Production and Development	Multiple-Advance Term Loan
		(LIBOR + 5.50% cash, +7.50% PIK - until 8/15/08,
		cash only thereafter, due 8/15/2009) (5)
		Overriding Royalty Interest (5) (6)	20,000	20,000	20,000
		Warrants (5)	10,000	10,000	-

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2007
(unaudited)
(Continued)

Portfolio Company	Energy Industry Segment	Investment (2) (4)	Principal	Cost	Fair Value (3)
TARGETED INVESTMENTS - Continued
Nighthawk Transport I, LP (1)	Energy Services	Second Lien	15,474,609	14,434,253	14,434,253
		Term Loan B
		(LIBOR + 8.00%, due 10/03/2010)
		LP Units (5)	-	224	150,000
		Warrants (5)	-	850,000	850,000

		Second Lien	1,187,698	1,158,349	1,158,349
		Delayed Draw Term Loan B
		(LIBOR + 8.00%, due 10/03/2010)
Sonoran Energy, Inc. (1)	Oil & Natural Gas	Senior Secured	6,943,853	6,856,475	6,856,475
	Production and Development	Multiple-Advance Term Loan
		(LIBOR + 6.00%, due 2/28/2008)
		Overriding Royalty Interest (6)	100,000	95,801	100,000
		Warrants (5)	10,000	10,000	10,000

Alden Resources, LLC (1)	Coal Production	Senior Secured	35,000,000	31,974,099	31,974,099
		Multiple-Advance Term Loan
		(LIBOR + 8.00% cash, +10.00% PIK - until 1/05/2008)
		cash only thereafter, due 1/05/2013)
		Royalty Interest (6)	2,660,000	2,639,711	2,660,000
		Warrants (5)	100,000	100,000	100,000

Tammany Oil & Gas, LLC (1)	Oil & Natural Gas	Senior Secured	25,285,796	24,863,242	24,863,242
	Production and Development	Multiple-Advance Term Loan
		(LIBOR + 6.00%, due 3/21/2010)
		Overriding Royalty Interest (5) (6)	200,000	200,000	300,000

TierraMar Energy LP (8)	Oil & Natural Gas	Overriding Royalty Interest (6)	20,000	18,359	200,000
	Production and Development	Class A Preferred LP Units (5)	14,733,857	14,733,857	14,733,857

Anadarko Petroleum Corporation	Oil & Natural Gas	Multiple-Advance Net Profits Interest	49,325,351	49,347,154	49,347,154
2007-III Drilling Fund (1)	Production and Development	(Due 4/23/2032)

Formidable, LLC (1)	Oil & Natural Gas	Senior Secured	30,218,834	29,840,685	29,840,685
	Production and Development	Multiple-Advance Term Loan
		(LIBOR + 5.50% cash, +7.50% PIK due 12/31/2007)
		Warrants (5)	500,000	500,000	500,000

DeanLake Operator, LLC (1)	Oil & Natural Gas	Senior Secured	12,178,910	11,913,480	11,913,480
	Production and Development	Multiple-Advance Term Loan
		(LIBOR + 7.00%, due 6/25/2010)
		Overriding Royalty Interest (5) (6)	20,000	20,000	20,000
		Warrants (5)	10,000	10,000	10,000

Excel Mining Systems, LLC (1)	Coal Mining Services	Second Lien Term Loan	5,000,000	4,950,593	5,050,000
		(LIBOR + 7.25%, due 7/30/2015)

Subtotal Targeted Investments (65.07% of total investments)				$260,870,948	$267,482,387

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2007
(unaudited)
(Continued)

Issuing Company	Energy Industry Segment	Investment (2) (4)	Principal	Cost	Fair Value (3)
CORPORATE NOTES
Pioneer Natural Resources Co.	Energy	Senior Notes, 7.2%, due 2028	$10,000,000	$11,642,328	$8,936,500

Subtotal Corporate Notes ( 2.17% of total investments)				$11,642,328	$8,936,500

GOVERNMENT SECURITIES
U.S. Treasury Bills	Government	U.S. Treasury Bills, 3.890%, due 12/13/2007	$5,991,000	$5,944,836	$5,944,836
U.S. Treasury Bills	Government	U.S. Treasury Bills, 3.890%, due 12/13/2007	12,000,000	11,907,534	11,907,534
U.S. Treasury Bills	Government	U.S. Treasury Bills, 3.890%, due 12/13/2007	12,000,000	11,907,534	11,907,534
U.S. Treasury Bills	Government	U.S. Treasury Bills, 3.890%, due 12/13/2007	12,000,000	11,907,533	11,907,533
U.S. Treasury Bills	Government	U.S. Treasury Bills, 3.890%, due 12/13/2007	12,000,000	11,907,533	11,907,533
U.S. Treasury Bills	Government	U.S. Treasury Bills, 3.890%, due 12/13/2007	12,000,000	11,907,533	11,907,533
U.S. Treasury Bills	Government	U.S. Treasury Bills, 3.890%, due 12/13/2007	12,000,000	11,907,533	11,907,533
U.S. Treasury Bills	Government	U.S. Treasury Bills, 3.890%, due 12/13/2007	12,000,000	11,907,533	11,907,533
U.S. Treasury Bills	Government	U.S. Treasury Bills, 3.890%, due 12/13/2007	12,000,000	11,907,533	11,907,533
U.S. Treasury Bills	Government	U.S. Treasury Bills, 3.524%, due 12/13/2007	26,796,000	26,608,540	26,608,540

Subtotal Government Securities (31.04% of total investments)				$127,813,642	$127,813,642

CASH
Subtotal Cash (1.72% of total investments)				$7,084,798	$7,084,798

TOTAL INVESTMENTS, CASH AND CASH EQUIVALENTS				$407,411,716	$411,317,327

LIABILITIES IN EXCESS OF OTHER ASSETS					$(157,604,646)

NET ASSETS					$253,712,681

(1) Portfolio company is not controlled by or affiliated with us as defined by the Investment Company Act of 1940.
(2) Percentages represent interest rates in effect at September 30, 2007, and due dates represent the contractual maturity dates.
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

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED FINANCIAL HIGHLIGHTS
(unaudited)

	For the Nine Months	For the Nine Months
	ended September 30, 2007	ended September 30, 2006
Per Share Data

Net asset value, beginning of period	$13.96	$14.02

Net investment income	0.82	0.67
Net realized and unrealized gain (loss) on portfolio securities
and corporate notes	0.67	(0.11)

Net increase in stockholders' equity (net assets)
resulting from operations	1.49	0.56

Dividends declared	(0.93)	(0.59)

Net asset value, end of period	$14.52	$13.99

Market value, beginning of period	$16.75	$13.13
Market value, end of period	$16.23	$14.59
Market value return (1)	2.38%	15.83%
Net asset value return (1)	9.89%	4.02%

Ratios and Supplemental Data
($ and shares in thousands)

Net assets, end of period	$253,713	$243,345
Average net assets	$248,485	$243,622
Common shares outstanding at end of period	17,470	17,400
Total operating expenses less management and
incentive fees and interest expense/average net assets (2)	1.55%	1.41%
Total operating expenses less management
and incentive fees/average net assets (2)	4.19%	1.96%
Total operating expenses/average net assets (2)	7.04%	3.81%
Net investment income/average net assets (2)	7.63%	6.38%
Net increase in net assets resulting from
operations/average net assets (2)	13.89%	5.33%
Portfolio turnover rate	44.07%	5.13%

(1) Return calculations assume reinvestment of dividends and are not annualized.
(2) Annualized.

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

Note 1: Organization

NGP Capital Resources Company (the “Company”) was organized as a Maryland corporation in July 2004. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”).  In addition, for federal income tax purposes the Company has elected to be treated as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”).  The Company has several subsidiaries that are single member limited liability companies and wholly owned limited partnerships established to hold certain portfolio investments or provide services to the Company in accordance with specific rules prescribed for a company operating as a RIC.  These subsidiaries are: NGPC Funding GP, LLC, a Texas limited liability company; NGPC Nevada, LLC, a Nevada limited liability company; NGPC Funding, LP, a Texas limited partnership; NGPC Asset Holdings GP, LLC, a Texas limited liability company; NGPC Asset Holdings, LP, a Texas limited partnership; NGPC Asset Holdings II, LP, a Texas limited partnership; NGPC Asset Holdings III, LP, a Texas limited partnership and NGPC Asset Holdings IV, LP, a Texas limited partnership.  The Company consolidates the results of its subsidiaries for financial reporting purposes. The Company does not consolidate the financial results of its portfolio companies.

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

Valuation of Investments

Investments are carried at fair value, as determined in good faith by the Company’s Board of Directors.  On a quarterly basis, the investment team of our manager prepares valuations for all of the assets in our portfolio companies and presents the valuations to the Company’s Valuation Committee and Board of Directors.  The valuations are determined and recommended by the Valuation Committee to the Board of Directors, which reviews and ratifies the final portfolio valuations.

Investments in securities for which market quotations are readily available are recorded in the financial statements at such market quotations as of the valuation date adjusted for appropriate liquidity discounts, if applicable. For investments in securities for which market quotations are unavailable, or which have various degrees of trading restrictions, the investment team prepares valuation analyses, as generally described below.

Using the most recently available financial statements, forecasts and, when applicable, comparable transaction data, the investment team prepares valuation analyses for the various securities in the Company’s investment portfolio. These valuation analyses are prepared using traditional valuation methodologies which rely on estimates of the asset values and enterprise values of portfolio companies issuing securities.

The methodologies for determining asset valuations include estimates based on the liquidation or sale value of a portfolio company’s assets, the discounted value of expected future net cash flows from the assets, third party valuations of the portfolio company’s assets (such as engineering reserve reports of oil and gas properties) or multiples from transactions involving the sale of comparable assets.  Some or all of the above valuation methods are considered to determine the estimated asset value of a portfolio company.

 The methodologies for determining enterprise valuations include estimates based on valuations of comparable public companies, recent sales of comparable companies, the value of recent investments in the equity securities of the portfolio company and the asset valuation methodologies described in the above section.  Some or all of the above valuation methods are considered to determine the estimated enterprise value of a portfolio company.

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

Property-Based Equity Participation Rights: The Company values investments in overriding royalty and net profits interests based on a multiple of cash flows generated by such investments, multiples from transactions involving the sale of comparable assets and/or the discounted value of expected future net cash flows from such investments. The Company derives appropriate cash flow multiples from the review of comparable transactions involving similar assets. The Company derives the discounted value of future net cash flows, when appropriate, from third party valuations of a portfolio company’s assets, such as engineering reserve reports of oil and gas properties.

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

Payment-in-Kind Interest and Dividends

The Company may have investments in its portfolio that contain a payment-in-kind (“PIK”) provision. PIK interest or dividends, computed at the contractual rate specified in each investment agreement, are added to the principal balance of the investment and recorded as interest or dividend income.  For investments with PIK interest or dividends, the Company bases income accruals on the principal balance including any PIK.  If the portfolio company’s asset valuation is not sufficient to cover the contractual interest, management will not accrue interest or dividend income on the investment.  To maintain our RIC status, this non-cash source of income must be paid out to stockholders in the form of dividends, even though we have not yet collected the cash.  For the three and nine months ended September 30, 2007, we earned approximately $1,030,891 and $2,966,423 in PIK interest income, respectively, and $0 and $93,710 in PIK dividend income, respectively.

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

Fee Income Recognition

Fees primarily include financial advisory, transaction structuring, loan administration, commitment and prepayment fees. Financial advisory fees represent amounts received for providing advice and analysis to companies and are recognized as earned when such services are performed provided collection is probable. Transaction structuring fees represent amounts received for structuring, financing and executing transactions and are generally payable only if the transaction closes. Such fees are deferred and accreted into interest income over the life of the loan using the effective interest method. Commitment fees represent amounts received for committed funding and are generally payable whether or not the transaction closes. On transactions that close within the commitment period, commitment fees are deferred and accreted into interest income over the life of the loan using the effective interest method. Commitment fees on transactions that do not close are generally recognized over the period the commitment is outstanding. Prepayment and loan administration fees are recognized as they are received.  In the third quarter of 2007, the Company accreted approximately $681,000 of fee income into interest income, compared to accreted income of approximately $311,000 during the third quarter of 2006.  For the nine months ended September 30, 2007, the Company accreted approximately $2.2 million of fee income into interest income, compared to accreted income of approximately $585,000 during the same period of 2006.  The increase is primarily due to overall higher fee income balances and accelerated recognition due to early transaction repayments.

Dividends

Dividends to stockholders are recorded on the ex-dividend date. For tax purposes, the Company intends to continue to qualify as a RIC under the Code for 2005 and later years. In order to maintain the Company’s status as a RIC, the Company is required to distribute at least 90% of its investment company taxable income. In addition, the Company must distribute at least 98% of its taxable income (both ordinary income and net capital gains) to avoid excise tax. The Company intends to make distributions to stockholders on a quarterly basis of substantially all net taxable income.  The Company also intends to make distributions of net realized capital gains, if any, at least annually.  However, the Company may in the future decide to retain capital gains for investment and designate such retained dividends as a deemed distribution.  The amount to be paid out as a dividend is determined by the Company’s Board of Directors each quarter and is based on the annual taxable earnings estimated by the Manager. Based on that estimate, a dividend is declared each quarter and paid shortly thereafter.

For the period ended December 31, 2004, the Company was treated as a “C” corporation and had no taxable income and therefore did not declare a dividend for that period.  The following table summarizes the Company’s dividend history:

Dividend History

Declaration Date	Amount	Record Date	Payment Date
March 18, 2005	$0.120	March 31, 2005	April 15, 2005
June 17, 2005	$0.125	June 30, 2005	July 15, 2005
September 19, 2005	$0.140	September 30, 2005	October 14, 2005
December 15, 2005	$0.275	December 27, 2005	January 4, 2006
March 10, 2006	$0.160	March 31, 2006	April 17, 2006
June 14, 2006	$0.180	June 30, 2006	July 14, 2006
September 14, 2006	$0.250	September 29, 2006	October 13, 2006
December 7, 2006	$0.330	December 19, 2006	December 29, 2006
March 19, 2007	$0.265	March 30, 2007	April 13, 2007
June 13, 2007	$0.310	June 29, 2007	July 13, 2007
September 12, 2007	$0.350	September 28, 2007	October 12, 2007

The Company has established an “opt out” dividend reinvestment plan, operated by its transfer agent, for its common stockholders. As a result, if the Company declares a cash dividend, a stockholder’s cash dividend will be automatically reinvested in additional shares of the Company’s common stock unless the stockholder, or his or her broker, specifically “opts out” of the dividend reinvestment plan and elects to receive cash dividends.  It is customary practice for many brokers to “opt out” of dividend reinvestment plans on behalf of their clients unless specifically instructed otherwise.   Stockholders whose shares are registered in his or her name are eligible for the dividend reinvestment plan through our stock transfer agent.  Stockholders whose shares are held in a brokerage account or registered in street name can contact their broker regarding drip plan eligibility.  As of September 30, 2007, holders of 1,438,143 shares, or approximately 8.2% of outstanding shares, were participants in the Company’s dividend reinvestment plan.

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

Dividend Reinvestment Plan Participation
		Percentage of			Common Stock Dividends
	Participating	Outstanding	Total		Purchased in	Newly Issued Shares
Dividend	Shares	Shares	Distribution	Cash Dividends	Open Market	Amount	Shares
March 2005	-	0.0%	$ 2,088,012	$ 2,088,012	$ -	$ -	-
June 2005	1,215,870	7.0%	$ 2,175,013	$ 2,023,029	$ 151,984	$ -	-
September 2005	1,488,904	8.6%	$ 2,436,014	$ 2,227,567	$ 208,447	$ -	-
December 2005	1,660,140	9.5%	$ 4,785,028	$ 4,328,488	$ 456,540	$ -	-
March 2006	1,618,940	9.3%	$ 2,784,016	$ 2,524,986	$ 259,030	$ -	-
June 2006	1,410,227	8.1%	$ 3,132,018	$ 2,878,177	$ 253,841	$ -	-
September 2006	1,270,634	7.3%	$ 4,350,025	$ 4,032,366	$ 317,659	$ -	-
December 2006	1,111,045	6.4%	$ 5,742,033	$ 5,375,388	$ -	$ 366,645	22,168
March 2007	1,355,671	7.8%	$ 4,616,901	$ 4,257,648	$ -	$ 359,253	22,692
June 2007	1,363,066	7.8%	$ 5,407,938	$ 4,985,387	$ -	$ 422,550	24,694
September 2007	1,438,143	8.2%	$ 6,114,379	$ 5,611,029	$ -	$ 503,350	30,678	(1)

(1) Shares were issued on October 12, 2007 for the September 2007 dividend. See above and Note 4 for futher detail.

Income Taxes

The Company adopted the Financial Accounting Standards Board’s Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), effective January 1, 2007. FIN 48 establishes a single model to address accounting for uncertain tax positions.  FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  FIN 48 also provides guidance on derecognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition.  The adoption of FIN 48 did not have a material effect on the Company’s consolidated financial position or results of operations.  See Note 6 for additional information.

In conjunction with the adoption of FIN 48, the Company implemented its policy to record estimated interest and penalties related to the underpayment of income tax as a component of tax expense in the Consolidated Statement of Operations.   However, there were no amounts for tax-related interest or penalties incurred for the quarter ended September 30, 2007.

Note 3: Credit Facility

On August 31, 2007, the Company entered into a First Amendment to Treasury Secured Revolving Credit Agreement, effective as of August 31, 2006, which amended certain provisions of the Company’s Treasury Secured Revolving Credit Agreement, dated as of August 31, 2006 and entered into a First Amendment to Amended and Restated Revolving Credit Agreement, effective as of August 31, 2006, which amended certain provisions of the Company’s Amended and Restated Revolving Credit Agreement, dated as of August 31, 2006.  These amendments clarified certain (i) covenants relating to the maximum permitted amount of the Company’s unfunded commitments to provide loans, advances or guarantees with respect to certain of its investments, (ii) covenants relating to the Company’s use of proceeds under the Amended and Restated Revolving Credit Agreement and (iii) defined terms.  The Treasury Credit Agreement was also amended on October 18, 2007.  See Note 9 for additional information.

On August 31, 2006, the Company simultaneously repaid its original credit facility and entered into an Amended and Restated Revolving Credit Agreement (the “Investment Credit Agreement”) among the Company, the syndicated lenders party thereto and SunTrust Bank, as administrative agent for the lenders.  Also on August 31, 2006, the Company entered into a Treasury Secured Revolving Credit Agreement (as amended, restated, supplemented or otherwise modified from time to time, the “Treasury Credit Agreement”) among the Company, the syndicated lenders party thereto and SunTrust Bank, as administrative agent for the lenders.

Under the Investment Credit Agreement, the lenders have agreed to extend revolving credit to the Company in an amount not to exceed $80 million, which includes a $10 million letter of credit subfacility; however, the Company has the ability to increase the credit available under the Investment Credit Agreement to an amount not to exceed $175 million by obtaining additional commitments from existing lenders or new lenders.  The Investment Credit Agreement has a three-year term and bears interest, at the Company’s option, at either (i) LIBOR plus 125 to 225 basis points, based on the degree of leverage of the Company or (ii) the base rate plus 0 to 75 basis points, based on the degree of leverage of the Company.  Proceeds from the Investment Credit Agreement will be used to supplement the Company’s equity capital to make portfolio investments.  As of September 30, 2007, the Company has borrowed $51 million under the Investment Credit Agreement.  The interest rates were 7.75% (Prime) on $30 million, 6.37875% (LIBOR rate of 5.12875% plus 125 basis points) on $11 million, and 7.0025% (LIBOR rate of 5.7525% plus 125 basis points) on $10 million.

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

Under the Treasury Credit Agreement, the lenders have agreed to extend revolving credit loans to the Company in an amount not to exceed $100 million.  See Note 9 for additional information.  Proceeds from the Treasury Credit Agreement have been used to facilitate the growth of the Company’s investment portfolio and provide flexibility in the sizing of its portfolio investments.  The Treasury Credit Agreement has a three-year term and bears interest, at the Company’s option, at either (i) LIBOR plus 25 basis points or (ii) the base rate.  As of September 30, 2007, the interest rate was 6.0025% (LIBOR rate of 5.7525% plus 25 basis points) on the Company’s $100 million outstanding balance under the Treasury Credit Agreement.  Prepayments of loans under the Treasury Credit Agreement made during the first year are subject to a premium equal to 1% of the amount so prepaid.

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

Note 5: Investment Management

The Company has entered into an investment advisory agreement with the Manager under which the Manager, subject to the overall supervision of the Company’s Board of Directors, manages the day-to-day operations of, and provides investment advisory services to, the Company.  The investment advisory agreement was originally approved by the Company’s Board of Directors on November 9, 2004, and on October 25, 2006, the Company’s Board of Directors, including all of the independent directors, approved an extension of the investment advisory agreement through November 9, 2007.   The investment advisory agreement provides that unless terminated earlier as described below, the agreement shall remain in effect from year-to-year provided such continuance is approved at least annually by the Board of Directors or by the affirmative vote of the holders of a majority of the Company’s outstanding voting securities, including, in either case, approval by a majority of the Company’s directors who are not interested persons.  See Note 9 for additional information.

For providing these services, the Manager receives a fee from the Company, consisting of two components, a base management fee and an incentive fee.

Under the investment advisory agreement, the base management fee is calculated quarterly as 0.45% of the average of total assets of the Company as of the end of the two previous quarters.  The base management fee is payable quarterly in arrears.  Of the $2,061,266 management and incentive fees payable as of September 30, 2007, $1,626,857 was payable to the Manager for the base management fee for the third quarter of 2007.  See Note 9 for additional information.

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

There were no investment income incentive fees earned for the third quarter of 2006 and 2007.  Investment income incentive fees were $88,060 and $0 for the nine months ended September 30, 2007 and 2006, respectively.

The second part of the incentive fee (the “Capital Gains Fee”) is determined and payable in arrears as of the end of each fiscal year (or upon termination of the investment advisory agreement, as of the termination date), and equals (1) 20% of (a) the Company’s net realized capital gain (realized capital gains less realized capital losses, but not less than zero) on a cumulative basis from the closing date of the Company’s initial public offering to the end of such fiscal year, less (b) any unrealized capital depreciation at the end of such fiscal year, less (2) the aggregate amount of all Capital Gains Fees paid to the Manager in prior fiscal years. Capital Gains Fees are estimated as of the end of the each fiscal quarter based on the gains realized during such quarter and the unrealized losses as of the end of such quarter.  To the extent that Capital Gains Fees are earned by the Manager, an accrual is made in the amount of the estimated Capital Gains Fee.  Because unrealized losses may fluctuate from quarter to quarter, the accrual, if any, may fluctuate as well.  There were no Capital Gains Fees earned or accrued for the three and nine month periods ended September 30, 2006.   The balance of the estimated Capital Gains Fee accrual account as of September 30, 2007 was $434,409.

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

In addition, the Administrator assists in determining and publishing the Company’s net asset value, oversees the preparation and filing of the Company’s tax returns and the printing and dissemination of reports to the Company’s stockholders and generally oversees the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others. Payments under the administration agreement are equal to amounts based upon the allocable portion of the Administrator’s costs and expenses in performing its obligations under the administration agreement. The Administrator bills the Company for charges under the administration agreement monthly in arrears.

Of the $709,406 in accounts payable as of September 30, 2007, $208,611 is due to the Administrator for expenses incurred on the Company’s behalf for the month of September 2007. As of September 30, 2006, $156,041 of the $916,528 in accounts payable was due to the Administrator for expenses incurred on the Company’s behalf for the month of September 2006.

 The administration agreement was originally approved by the Company’s Board of Directors on November 9, 2004. The administration agreement provides that unless terminated earlier as described below, the agreement will continue in effect from year-to-year provided such continuance is approved at least annually by (i) the Company’s Board of Directors and (ii) a majority of the Company’s directors who are not parties to the administration agreement or “interested persons” of any such party. On October 25, 2006, the Board of Directors, including all of the independent directors, approved an extension of the administration agreement through November 9, 2007.   See Note 9 for additional information.

The foregoing description of the administration agreement is qualified in its entirety by reference to the full text of the document, a copy of which was filed as Exhibit 10.2 to the Company’s Form 10-K for the year ended December 31, 2004, and is incorporated herein by reference.

Note 6: Federal Income Taxes

The Company adopted FIN 48, effective January 1, 2007. The adoption of FIN 48 did not have a material effect on the Company’s consolidated financial position or results of operations.   As a result, there was no cumulative effect related to adopting FIN 48.  For federal income tax purposes, as of September 30, 2007, the tax years ended December 31, 2004, 2005 and 2006 remain subject to examination.

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

Differences between the effective income tax rate and the statutory federal tax rate for the periods ended September 30, 2007 and September 30, 2006 were as follows:

	For the Nine Months	For the Nine Months
	ended September 30, 2007	ended September 30, 2006
	(unaudited)	(unaudited)

Statutory federal rate on loss from continuing operations	34%	34%
Effect of net deferred tax assets	(34%)	(34%)

Effective tax rate on earnings from continuing operations	0%	0%

The tax effects of temporary differences that give rise to the deferred tax assets and liabilities are as follows:

	For the period	Year ended
	ended September 30, 2007	December 31, 2006
	(unaudited)	(audited)

Deferred tax assets
Net operating loss carryforwards	$156,674	$156,674
Net organization costs	87,866	123,811
Total gross deferred tax assets	244,540	280,485
Less valuation allowance	(244,540)	(280,485)
Net deferred tax assets	-	-

Deferred tax liabilities
Unrealized gains, net	-	-
Prepaid expenses	-	-
Total gross deferred tax liabilities	-	-

Net deferred tax assets	$-	$-

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

The Company’s consolidated subsidiaries, NGPC Asset Holdings, LP, NGPC Asset Holdings II, LP, NGPC Asset Holdings III, LP, and NGPC Asset Holdings IV, LP, collectively (“NGPCAH”), are subject to federal income taxes.  For the period ended September 30, 2007, NGPCAH operated at a profit.  However, as management believes that NGPCAH will not generate taxable income for the tax year ending December 31, 2007, no provision for income taxes has been recorded for the period ended September 30, 2007.  For the period ended December 31, 2006, NGPCAH operated at a small profit. However, management believes that the realization of the net deferred tax liability is not likely based on expectations as to future taxable income and, accordingly, NGPCAH recorded no provision for income taxes for the period ended December 31, 2006.

 Note 7: Commitments and Contingencies

As of September 30, 2007, the Company had investments in or commitments to fund loan facilities to 16 portfolio companies totaling $331 million, on which $262 million was drawn. In addition, the Company has continuing obligations under the investment advisory agreement with the Manager and the administration agreement with the Administrator. The agreements provide that, absent willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, the Manager, the Administrator and its officers, managers, agents, employees, controlling persons, members and any other person or entity affiliated with them will be entitled to indemnification from the Company for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of the Manager’s or Administrator’s services under the agreements or otherwise as the Company’s investment adviser or administrator. The agreements also provide that the Manager, the Administrator and their affiliates will not be liable to the Company or any stockholder for any error of judgment, mistake of law, any loss or damage with respect to any of the Company’s investments or any action taken or omitted to be taken by the Manager or the Administrator in connection with the performance of any of their duties or obligations under the agreements or otherwise as investment adviser or administrator to the Company, except to the extent specified in Section 36(b) of the 1940 Act concerning loss resulting from a breach of fiduciary duty with respect to the receipt of compensation for services. In the normal course of business, the Company enters into a variety of undertakings containing a variety of representations that may expose the Company to some risk of loss. The amount of future loss, if any, arising from such undertakings, while not quantifiable, is not expected to be significant.

Note 8: Reclassifications

GAAP requires that certain components of net assets be adjusted to reflect permanent differences between financial and tax reporting. These reclassifications have no effect on total net assets or net asset value per share. For the years ended December 31, 2006 and December 31, 2005, $15,710 and $586,225 respectively, were reclassified to Undistributed net investment income (loss) from Paid-in capital in excess of par.  These reclassifications were primarily due to non-deductible meal expenses, organization costs, and income and expenses from a wholly owned subsidiary.

Note 9: Subsequent Events

On October 18, 2007, the Company entered into a Second Amendment to Treasury Secured Revolving Credit Agreement (the “Second Amendment”), among the Company, the lenders party thereto and SunTrust Bank, as administrative agent for the lenders.  Pursuant to the Second Amendment, the Company has the ability to increase the credit available under the Treasury Credit Agreement to an amount not to exceed $175 million by obtaining additional commitments from existing lenders or new lenders.  The Second Amendment was made effective as of September 28, 2007.  The Company has borrowed $126.25 million as of November 9, 2007 under the Treasury Secured Revolving Credit Agreement.  The Manager has agreed to waive permanently, subsequent to September 30, 2007, that portion of the management fee attributable to U.S. Treasury securities acquired with borrowings under our credit facilities to the extent the amount of such securities exceeds $100 million.

Also on October 18, 2007, commitments on the Company’s Amended and Restated Revolving Credit Agreement increased from $80 million to $100 million.   The Company has borrowed $34.75 million as of November 9, 2007 under the Amended and Restated Revolving Credit Agreement.

On October 26, 2007, Excel Mining Systems LLC (“Excel”) redeemed in its entirety the Company’s $5 million investment in the Second Lien Term Loan.  The redemption included a prepayment premium and acceleration of OID totaling $149,000, which will be recognized in the fourth quarter of 2007.

On November 1, 2007, the Company’s Board of Directors, including all of the independent directors, approved an extension of the investment advisory agreement and the administration agreement through November 9, 2008.

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

Overview

We are a financial services company created to invest primarily in debt securities of small and mid-size private energy companies, which we generally define as companies that have net asset values or annual revenues of less than $500 million and are not issuers of publicly traded securities. We have elected to be regulated as a business development company, or BDC under the 1940 Act and, as such, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” which are securities of private or thinly traded public U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, for federal income tax purposes we operate so as to be treated as a RIC under the Code. Pursuant to these elections, we generally will not have to pay corporate-level taxes on any income and capital gains we distribute to our stockholders.

Our investment objective is to generate both current income and capital appreciation primarily through debt and equity investments with certain equity or property components.  A key focus area for our targeted investments in the energy industry is domestic exploration and production businesses and midstream businesses that gather, process and transport oil and natural gas. We also evaluate investment opportunities in such businesses as coal, power, electricity, energy services and alternative energy. Our investments will generally range in size from $10 million to $50 million; however, we may invest more or less depending on market conditions and our manager’s view of a particular investment opportunity.  Our targeted investments primarily consist of debt instruments, including senior and subordinated loans combined in one facility, sometimes with an equity component, and subordinated loans with equity or property components.  We may also invest in preferred stock and other equity securities.

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

Portfolio and Investment Activity

During the three months ended September 30, 2007, we added one company to our portfolio.  On August 1, 2007, the Company purchased $5 million of the $85 million Second Lien Term Loan (the “Second Lien TL”) for Excel Mining Systems LLC (“Excel”), a private company headquartered in Bowerston, Ohio.  The Second Lien TL earns interest at LIBOR plus 725 basis points and is secured by second liens on substantially all of Excel’s assets.    Proceeds from the Second Lien TL will be used primarily to refinance existing indebtedness and pay a dividend.  See Note 9 for additional information.

Following this transaction, as of September 30, 2007, our investment portfolio consisted of 16 portfolio companies invested as follows: 36.5% in senior secured term loans, 9.2% in senior subordinated secured notes, 0.8% in participating convertible preferred stock, 2.2% in corporate notes, 6.6% in member and partnership units and  12.0% in net profits interests.  The balance of our investment portfolio (as a percentage of the whole portfolio) was comprised 31.0% in U.S. Treasury Bills, and 1.7% in cash and cash equivalents. At September 30, 2007, the weighted average yield on targeted portfolio investments, exclusive of capital gains, was 12.2%.  The weighted average yield of our corporate notes was 5.8%. The weighted average yield of our U.S. Treasury Bills and cash equivalents was 3.9%.  The weighted average yield on our total capital invested at September 30, 2007 was 9.3%.  Yields are computed using interest rates as of the balance sheet date and include amortization of loan discount points, original issue discount and market premium or discount, weighted by their respective costs when averaged.

Results of Operations

 Investment Income

Investment income for the quarter ended September 30, 2007 was $9.1 million with $7.7 million attributable to targeted investments in thirteen portfolio companies, $0.2 million from corporate notes and $1.2 million attributable to investments in cash equivalents. This compares to investment income for the quarter ended September 30, 2006 of $7.6 million with $5.7 million attributable to targeted investments in fourteen portfolio companies, $0.3 million from corporate notes, $0.2 million in fee income from third parties and affiliates, and $1.4 million attributable to investments in cash equivalents, agency notes and auction rate securities.

For the nine months ended September 30, 2007, investment income increased by $8.7 million, or approximately 47%, to $27.3 million from $18.6 million for the same period in 2006.  For the nine months ended September 30, 2007, we recorded $21.9 million of investment income attributable to targeted investments in portfolio companies, $0.7 million from corporate notes, $4.4 million attributable to investments in cash equivalents, and $0.3 million in fee income from third parties and affiliates.  This compares to investment income of $13.5 million attributable to targeted investments in portfolio companies, $0.9 million from corporate notes, $0.4 million in fee income from third parties and affiliates, and $3.8 million attributable to investments in cash equivalents and auction rate securities for the same period in 2006.  The increase in investment income is primarily due to the 58% increase in the average quarterly balance of targeted investments as of September 30, 2007 compared to September 30, 2006.

Operating Expenses

For the quarter ended September 30, 2007, operating expenses were $3.8 million compared to $2.8 million for the quarter ended September 30, 2006. The 2007 amount consisted of investment advisory and management and incentive fees of $1.1 million, insurance expenses, administrative services fees, professional fees, directors’ fees and other general and administrative expenses of $1.0 million and credit facility interest and fees of $1.7 million.  In comparison, for the quarter ended September 30, 2006, investment advisory and management fees were $1.1 million, insurance expenses, administrative services fees, professional fees, directors’ fees and other general and administrative expenses were $0.9 million and credit facility fees were $0.8 million.

For the nine months ended September 30, 2007, operating expenses were $13.1 million compared to $6.9 million for the same period of 2006. The 2007 amount consisted of investment advisory and management and incentive fees of $5.3 million, insurance expenses, administrative services fees, professional fees, directors’ fees and other general and administrative expenses of $2.9 million and credit facility interest and fees of $4.9 million.  In comparison, for the nine months ended September 30, 2006, investment advisory and management fees were $3.4 million, insurance expenses, administrative services fees, professional fees, directors’ fees and other general and administrative expenses were $2.5 million and credit facility fees were $1.0 million.  The increase in operating expenses from 2006 compared to 2007 is attributable to higher investment advisory and management fees resulting from higher average total assets, increased interest expenses and fees due to higher borrowings, and increased incentive fees resulting from favorable  portfolio performance.

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

Net Investment Income

For the third quarter of 2007, net investment income was $5.3 million compared to $4.7 million for the third quarter of 2006, primarily due to increased interest income on the higher portfolio balances partially offset by higher management and incentive fees, general and administrative expenses and interest and credit facility fees.   Net investment income for the nine months ended September 30, 2007 was $14.2 million compared to $11.6 million for nine months ended September 30, 2006 primarily due to increased interest income on the higher portfolio balances partially offset by higher management and incentive fees, general and administrative expenses and interest and credit facility fees.

Unrealized Appreciation or Depreciation on Investments

For the third quarter of 2007, net unrealized depreciation was $0.7 million, compared to $0.8 million net unrealized appreciation for the third quarter of 2006.  The $1.5 million decrease is attributable to a $0.7 million net decrease in the fair values of our targeted investments and a $0.8 million decrease in market prices of our corporate notes.  For the nine months ended September 30, 2007, net unrealized appreciation was $5.3 million, compared to $1.7 million net unrealized depreciation for the same period of 2006.  The $7.0 million increase is attributable to a $6.0 million increase in the fair values of our targeted investments and a $1.0 million increase in market prices of our corporate notes.

Net Realized Gains

 For the quarter ended September 30, 2007, we realized a capital loss of $0.4 million from the sale of $6 million in corporate notes.  For the nine months ended September 30, 2007, we realized a net capital gain of $6.3 million from the sale of client warrants, overriding royalty interests and corporate notes.  For the quarter and nine months ended September 30, 2006, we realized a capital loss of $174,401 on the sale of $2 million in corporate notes.

Net Increase in Stockholders’ Equity from Operations

For the quarter ended September 30, 2007, we had a net increase in stockholders’ equity (net assets) resulting from operations of $4.2 million, or $0.24 per share, compared to $5.3 million, or $0.31 per share for the quarter ended September 30, 2006.  For the nine months ended September 30, 2007 the net increase in stockholders’ equity (net assets) resulting from operations was $25.8 million, or $1.49 per share, compared to $9.7 million, or $0.56 per share for the nine months ended September 30, 2006.  The $16.1 million, or $0.93 per share net increase in stockholders’ equity (net assets) resulting from operations is attributable to overall increased investment income and $6.3 million in net realized capital gains during the nine months ended September 30, 2007.

Financial Condition, Liquidity and Capital Resources

During the first nine months of this fiscal year, we generated cash from operations, including interest earned on our portfolio securities, as well as our investments in corporate notes, U.S. government securities and other high quality debt securities that mature in one year or less.  At September 30, 2007, we had cash and cash equivalents of $7.1 million, investments in U.S. Treasury Bills of $127.8 million and investments in corporate notes of $8.9 million.

As of September 30, 2007, we had investments in or commitments to fund loan facilities to 16 portfolio companies totaling $331 million, of which $262 million was drawn.  We expect to fund our investments in 2007 from income earned on our portfolio and temporary investments and from borrowings under our Credit Facilities.  (See description under “Note 3: Credit Facility” above.)  In the future, we may also fund a portion of our investments with issuances of equity or senior debt securities. We may also securitize a portion of our investments.  We expect our primary use of funds to be investments in portfolio companies, cash distributions to holders of our common stock and payment of fees and other operating expenses.

On August 31, 2006, we simultaneously repaid our original credit facility and entered into two new syndicated credit facilities totaling $180 million, with SunTrust Bank as the administrative agent, each with a three year term. The first facility, the Senior Secured Revolving Credit Facility (the “Investment Facility”) has an initial availability of $80 million with the ability to increase availability to $175 million over time.  Proceeds from the Investment Facility will be used to supplement the Company’s equity capital in making portfolio investments.  Interest on the Investment Facility will be charged at either (i) LIBOR plus 125 to 225 basis points, based on the Company’s outstanding borrowings, or (ii) the higher of the lender prime rate plus 0 to 75 basis points or the federal funds rate plus 50 basis points. The second facility, the Senior Treasury Secured Revolving Credit Facility (as amended, restated, supplemented or otherwise modified from time to time, the “Treasury Facility”) permits the Company to borrow up to $100 million.  See Note 9 for additional information.  Proceeds from the Treasury Facility have been used to facilitate the growth of the Company’s investment portfolio and provide flexibility in the sizing of its portfolio investments.  Interest on the Treasury Facility will be charged at either (i) LIBOR plus 25 basis points, or (ii) the higher of the lender prime rate or the federal funds rate plus 50 basis points.  The credit facilities are collateralized by substantially all of our assets.  As of September 30, 2007, the Company had $100 million outstanding under the Treasury Facility and $51 million outstanding under the Investment Facility.

Dividends

We have elected to operate our business so as to be taxed as a RIC under Subchapter M of the Code.  To maintain our RIC status, we must distribute at least 90% of our “investment company taxable income” (which generally consists of ordinary income and realized net short-term gains in excess of realized net long-term capital losses, if any, reduced by deductible expenses) and net tax-exempt interest.  In order to avoid certain excise taxes imposed on RICs, we will be required to distribute at least 98% of our ordinary income and net capital gains, and 100% of any income realized, but not distributed or deemed distributed, in preceding years.  We currently intend to make sufficient distributions to satisfy the annual distribution requirement and to avoid the excise taxes.

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage test for borrowings when applicable to us as a BDC under the 1940 Act and due to provisions in our credit facilities. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of our status as a RIC. We cannot assure stockholders that they will receive any distributions or distributions at a particular level.

Portfolio Credit Quality

We maintain a system to evaluate the credit quality of our investments. While incorporating quantitative analysis, this system is a qualitative assessment.  This system is intended to reflect the overall performance of a portfolio company’s business, the collateral coverage of an investment, and other relevant factors. Based on this system, the overall credit quality of our targeted investment portfolio remained satisfactory in the quarter ended September 30, 2007.  Of the nineteen rated investments as of September 30, 2007, six improved in rating, five declined in rating, and eight retained the same rating when compared to the prior quarter end.  Investments approximating $28 million, or approximately 10% of the $267.5 million in targeted investments, are carried on the Company’s watch list due to slower than expected development of the assets supporting the investments or deterioration in asset coverage.

During the quarter ended September 30, 2007, we recorded additional unrealized appreciation of $2.1 million on our targeted investments, reflecting the fair value of expected future income and gains from those investments.  Also during the third quarter of 2007, we recorded aggregate unrealized depreciation of $2.9 million in the fair value of targeted investments to reflect the potential for loss of capital inherent in those investments.  We placed one of these investments on non-accrual status effective July 1, 2007.  The net change to the value of our portfolio resulting from these changes is a $0.8 million increase in unrealized depreciation for the quarter ended September 30, 2007.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain controls and procedures designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported on a timely basis and accumulated and made known to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on an evaluation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report conducted by our management, with the participation of the Chief Executive and Chief Financial Officers, the Chief Executive and Chief Financial Officers believe that as of September 30, 2007, these controls and procedures are effective to ensure that we are able to collect, process and disclose the information we are required to disclose in the reports we file with the SEC within the required time periods.

In evaluating changes in internal control over financial reporting during the quarter ended September 30, 2007, management identified no changes in its internal control over financial reporting that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

10.7	-
First Amendment to Amended and Restated Revolving Credit Agreement effective as of August 31, 2006, by and between NGP Capital Resources Company, the lenders from time to time party thereto and SunTrust Bank

10.8	-
Treasury Secured Revolving Credit Agreement dated as of August 31, 2006, by and between NGP Capital Resources Company, the lenders from time to time party thereto and SunTrust Bank (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, and incorporated herein by reference)

10.9	-
First Amendment to Treasury Secured Revolving Credit Agreement effective as of August 31, 2006, by and between NGP Capital Resources Company, the lenders from time to time party thereto and SunTrust Bank

10.10	-
Second Amendment to Treasury Secured Revolving Credit Agreement effective as of September 28, 2007, by and between NGP Capital Resources Company, the lenders from time to time party thereto and SunTrust Bank (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on October 24, 2007, and incorporated herein by reference)

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

Date: November 9, 2007

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

10.7	-
First Amendment to Amended and Restated Revolving Credit Agreement effective as of August 31, 2006, by and between NGP Capital Resources Company, the lenders from time to time party thereto and SunTrust Bank

10.8	-
Treasury Secured Revolving Credit Agreement dated as of August 31, 2006, by and between NGP Capital Resources Company, the lenders from time to time party thereto and SunTrust Bank (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, and incorporated herein by reference)

10.9	-
First Amendment to Treasury Secured Revolving Credit Agreement effective as of August 31, 2006, by and between NGP Capital Resources Company, the lenders from time to time party thereto and SunTrust Bank

10.10	-
Second Amendment to Treasury Secured Revolving Credit Agreement effective as of September 28, 2007, by and between NGP Capital Resources Company, the lenders from time to time party thereto and SunTrust Bank (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on October 24, 2007, and incorporated herein by reference)

31.1	-	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Executive Officer

31.2	-	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Financial Officer

32.1	-	Section 1350 Certification by the Chief Executive Officer

32.2	-	Section 1350 Certification by the Chief Financial Officer