Form 10-K
period 2007-12-31
NGP Capital Resources CO
filed 2008-03-13
CIK 1297704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐        Accelerated filer  ☒        Non-accelerated filer  ☐        Smaller reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 29, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $284,485,220 based on the closing sale price on the NASDAQ Global Select Market.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of March 11, 2008, there were 17,500,332 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant’s definitive proxy statement for the 2008 Annual Meeting of Stockholders is incorporated by reference into certain sections of Part III herein.

Certain exhibits previously filed with the Securities and Exchange Commission are incorporated by reference into Part IV of this report.

PART I.

Item 1.	Business.

Introduction

NGP Capital Resources Company

We are a financial services company organized in July 2004 as a Maryland corporation to invest primarily in small and mid-size private energy companies, which we generally define as companies that have a net asset value or annual revenues of less than $500 million and are not issuers of publicly traded securities. Our investment objective is to generate both current income and capital appreciation primarily through debt investments with certain equity components. We are a closed-end, non-diversified management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940 (the “1940 Act”). In addition, for federal income tax purposes we have elected to be treated as a regulated investment company, or RIC, under the Internal Revenue Code of 1986 (the “Code”), as amended.

A key focus area for our targeted investments in the energy industry is domestic upstream businesses that produce, develop, acquire and explore for oil and natural gas. We also evaluate investment opportunities in such businesses as coal, power, electricity, energy services and alternative energy. Our investments generally range in size from $10 million to $50 million. However, we may invest more or less depending on market conditions and our manager’s view of a particular investment opportunity. Our targeted investments primarily consist of debt instruments, including senior and subordinated loans combined in one facility, sometimes with an equity or property component, and subordinated loans, sometimes with equity components. We may also invest in preferred stock and other equity securities on a stand-alone basis.

Our Manager

Our operations are conducted by our external manager, NGP Investment Advisor, LP, (the “Manager”), pursuant to an investment advisory agreement between us. Our Manager is owned by NGP Energy Capital Management, LLC (“NGP”) and NGP Administration, LLC, (our “Administrator”). NGP manages the Natural Gas Partners private equity funds (“NGP Funds”), which have specialized in providing equity capital to the energy industry since November 1988. Kenneth A. Hersh and David R. Albin, who serve on our Board of Directors, have directed the investment of the NGP Funds during the nineteen-year period since the inception of the initial fund.

Our Manager’s day-to-day operations are directed by our executive officers: John H. Homier, President and Chief Executive Officer; Stephen K. Gardner, Chief Financial Officer, Secretary and Treasurer; and R. Kelly Plato, Senior Vice President, who have more than 50 years combined experience in the energy and finance industries. Prior to founding NGP Capital Resources Company, Mr. Homier had more than 28 years of industry experience including two separate major financial institutions where he was responsible for building and managing successful energy finance businesses. Mr. Gardner has over 15 years experience in financial and transactional management in the oil and gas industry and has served as a Chief Financial Officer of both public and private energy companies. Mr. Plato began his career as a petroleum engineer for an independent exploration, production and refining company, after which he has spent more than 10 years in the energy finance business.

Our Manager’s investment decisions are reviewed and approved (by majority determination) by its investment committee, consisting of Mr. Homier, our Chief Investment Officer, Mr. Hersh, our Board Chairman, and Richard L. Covington and William J. Quinn, each of whom is a senior NGP investment professional. The investment committee is supported by NGP Investment Advisor, LP’s team of nine investment professionals.

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

Our Energy Investment Focus

We focus our investments in the energy industry in companies that have an existing asset base or that will acquire assets that are expected to provide security for most of our investments. The energy industry broadly includes three sectors, generally categorized as follows:

•

Upstream—businesses that find, develop and extract energy resources, including natural gas, crude oil and coal from onshore and offshore geological reservoirs and companies that provide services to those businesses.

•

Midstream—businesses that gather, process, store and transmit energy resources and their byproducts in a form that is usable by wholesale power generation, utility, petrochemical, industrial and gasoline customers, including businesses that own pipelines, gas processing plants, liquefied natural gas facilities and other energy infrastructure.

•

Downstream—businesses that refine, market and distribute refined energy resources, such as customer-ready natural gas, propane and gasoline, to end-user customers; businesses engaged in the generation, transmission and distribution of power and electricity and businesses engaged in the production of alternative energy.

Within these broad sectors, our key area of focus is small and mid-size energy companies in the upstream and midstream oil and gas sectors. In addition, we seek investment opportunities in the downstream sector.

Investment Structures

Our targeted investments primarily consist of:

•	debt instruments including senior and subordinated loans combined in one facility sometimes with an equity component, which we refer to as vertical loans;

•	subordinated loans; and

•	subordinated loans with equity components, which we refer to as mezzanine investments.

In many cases, we arrange to receive an equity participation interest in the properties, projects and/or companies that we finance as a part of our compensation for extending credit. These equity components may take a variety of forms. In many of our investments, we anticipate that we will receive a property-based equity interest. In addition, in certain investments, we may also receive a right to acquire equity securities of the borrowing company, such as a warrant or option, or we may receive a direct preferred equity interest or other similar participating interest in the company’s equity.

We also may invest a portion of our assets in loans to, or securities of, foreign companies. We will limit any such investments to less than 10% of our assets.

Investment Activity

Since commencing investment operations in November 2004 through December 31, 2007, we have invested $500.5 million in twenty-three portfolio companies, all energy-related, and received principal repayments of $221.4 million. Most of our portfolio companies are exploration and production (“E&P”) businesses engaged in the acquisition, development and production of oil and natural gas properties in and along the Gulf Coast, in the shallow, state and federal waters of the Gulf of Mexico, Permian Basin, Mid-continent and Rocky Mountain areas. We also have investments in an oilfield service company with operations in Arkansas, Louisiana and Texas; and a Kentucky-based specialty coal company with mining and processing operations in the Central Appalachian region of the United States. The table below shows our investment portfolio as of December 31, 2007 which consisted of fifteen portfolio companies. Yields on investments are computed using interest rates as of the balance sheet date and include amortization of loan discount points, original issue discount and market premium or discount, royalty interest income, net profits income and other similar investment income, weighted by their respective costs when averaged.

	Weighted Average Yields	Percentage of Portfolio
Senior secured term loans	13.63%	31.74%
Senior subordinated secured notes	11.40%	6.80%
Participating convertible preferred stock	0.00%	0.44%
Member and partnership units	0.21%	5.80%
Net profits interest	12.37%	15.01%

Subtotal targeted investments	11.91%	59.79%

U.S. Treasury Bills	2.62%	34.45%
Corporate notes	5.82%	1.88%
Cash and cash equivalents	4.42%	3.88%

Total Portfolio	8.24%	100.00%

Our Investment Approach

Our investment approach seeks attractive returns while attempting to limit the risk of potential losses. In the process of screening and evaluating potential investment opportunities our Manager considers the following general criteria. However, not all of these criteria may be met by each prospective investment.

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

•

Exit Strategy. We seek to invest in companies that have multiple means of repayment of our investment, including: a steady stream of cash flow; the completion of asset development activities that allow a company to be able to refinance our facility, often with senior debt; or the sale of the portfolio company’s assets or the entire company.

Our Manager generally structures investments that have collateral coverage from the value of the underlying assets and from the cash flows of those assets. We perform extensive due diligence, exercise discipline with respect to company valuations and institute appropriate structural protections in our investment agreements. We believe that our management team’s experience in utilizing fundamental engineering and technical analysis on energy assets and in dealing with the fundamental dynamics of the energy finance market allows us to:

•	assess the engineering and technical aspects of the identified assets;

•	value the assets and associated cash flows that support our investments;

•	structure investments to increase the likelihood of full principal repayment and realization of yield and upside potential; and

•	have our portfolio companies implement financial hedging strategies to mitigate the effects of events such as declines in energy commodity prices.

We believe that this approach enables our Manager to identify investment opportunities throughout the economic cycles.

Targeted Investments

Once we have determined that a prospective portfolio company is suitable for investment, we work with the management of that company and its other capital providers, including other senior, junior and equity capital providers, if any, to structure an investment. We negotiate among these parties to agree on how our investment is expected to perform relative to the other capital in the portfolio company’s capital structure. Our primary consideration when structuring an investment is that the total return on our investments (including interest income, equity or other similar income and potential equity appreciation) appropriately compensates us for our risk. The targeted investments that comprise the substantial majority of our portfolio generally fall within one of the following categories:

•	Vertical Loans—Combining Senior Secured Loans and Subordinated Loans with Equity Enhancements

These investments consist of a senior secured loan tranche and a subordinated loan tranche. The senior tranche produces a current cash yield and typically is secured by a first lien on cash flow producing assets. The subordinated loan tranche typically includes a current cash yield component coupled with a property based equity participation right. In some cases, a warrant or option in the company may be obtained in addition to, or in lieu of, a property based equity participation right. The subordinated tranche generally is secured by a second lien on the company’s assets. Additionally, these loans may have indirect asset coverage through a series of covenants that prohibit additional liens on the company’s assets, limit additional debt or require maintenance of minimum asset coverage ratios. Generally, these loans have a term of three to five years, but in many cases will be repaid before maturity. Additionally, in a number of these loans, there may be amortization of principal during the entire life of the loan.

These loans will likely be made to energy companies with assets that provide cash flow that is sufficient to support a typical senior secured debt facility but not sufficient to support the extra debt needed to acquire or develop non-cash flowing assets.

•	Stand-Alone Subordinated Loans

These investments typically consist of subordinated loans with relatively high, fixed interest rates. Generally, these loans are collateralized by a subordinated lien on some or all of the assets of the portfolio company, or in some cases, a first priority lien on assets not otherwise securing senior debt of the borrower. Additionally, these loans may have indirect asset coverage through a series of covenants that prohibit additional liens senior to ours on the company’s assets, limit additional debt senior to ours or require maintenance of minimum asset coverage ratios.

These loans will likely be made to energy companies possessing assets that produce sufficient current cash flow and that have sufficient asset value to avoid the issuance of any equity rights that would be dilutive to the equity owners. For example, such loans could be made to a company that needs to access capital to develop non-producing oil and natural gas reserves but that has sufficient cash flow from its other assets to provide for the payment of the higher recurring cash payments required by this type of instrument. However, in some instances these loans may have a lower interest rate and an equity participation to compensate us for the lower current income. Generally, these loans have a term of five to seven years, but in many cases will be repaid before maturity. Additionally, amortization of principal may be deferred to the later years of these loans or the loans may be structured as non-amortizing.

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

These investments will likely be made in energy companies that possess assets that do not produce sufficient current cash flow to amortize the principal throughout the life of a loan, but have sufficient collateral to support the investment. For example, such an investment could be made in a company that owns proved non-producing oil and natural gas reserves and requires capital to finance development drilling to initiate the production of the reserves and generate cash flow. Generally, these investments will have a term of three to seven years, but in many instances will be repaid before maturity. Additionally, amortization of principal is generally deferred to the later years of these investments or the investments may be structured as non-amortizing.

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

Competitive Strengths

We believe we have the following competitive strengths:

Established Track Record

Because of the history, market presence, and long-term relationships that our investment team and NGP have developed with energy company management teams, we believe that we have established ourselves as a consistent and reliable capital provider to the energy industry. We focus on originating a substantial number of our investment opportunities, rather than investing as a participant in transactions originated by other firms, although we may do so from time to time.

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

Valuation Process

On a quarterly basis, the investment team of our Manager prepares valuations for all of the assets in our portfolio and presents the valuations to our Valuation Committee and our Board of Directors. Investments for which market quotations are readily available are recorded in our financial statements at such market quotations adjusted for appropriate liquidity discounts, if applicable. However, few of our investments have market quotations, in which case our Board of Directors undertakes a multi-step valuation process each quarter for our investments that are not publicly traded, as described below:

•	Investment Team Valuation. The investment professionals of our Manager initially value each portfolio company or investment.

•	Investment Team Valuation Documentation. The investment team documents and discusses its preliminary valuation conclusions with senior management of our Manager.

•	Presentation to Valuation Committee. Senior management presents the valuation analyses and conclusions to the Valuation Committee of our Board of Directors.

•

Third Party Valuation Activity. The Valuation Committee and our Board of Directors may retain an independent valuation firm to review on a selective basis the valuation analysis provided by the investment team of our Manager.

•

Board of Directors and Valuation Committee. The Board of Directors and Valuation Committee reviews and discusses the preliminary valuation provided by the investment team of our manager and the analysis of the independent valuation firm, if applicable.

•

Final Valuation Determination. Our Board of Directors discusses the valuations recommended by the Valuation Committee and determines the fair value of each investment in our portfolio, in good faith, based on the input of the investment team of our Manager, our valuation committee and the independent valuation firm, if any.

The types of factors that we may take into account in fair value pricing our investments include, as relevant, the nature and realizable value of any collateral; the portfolio company’s enterprise value, historical and projected financial results, ability to make payments, net income, revenue, discounted cash flow and book value; the markets in which the portfolio company does business; comparison to a peer group of publicly traded securities; the size and scope of the portfolio company and its specific strengths and weaknesses; recent purchases or sales of securities by the portfolio company; recent offers to purchase the portfolio company; and other relevant factors.

Determination of fair values involves subjective judgments and estimates not easily substantiated by audit procedures. Additionally, under current auditing standards, the notes to our financial statements refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our financial statements.

Competition

At this time, our primary competitors in this market consist of public and private funds, commercial and investment banks, and commercial finance companies. Although these competitors regularly provide finance products to energy companies similar to our targeted investments, a number of them focus on different aspects of this market. Recently, competition for investment opportunities in the energy industry has remained keen, largely because sustained high prices for oil and natural gas have continued to attract investment capital from alternative investment vehicles, such as hedge funds, that have not historically focused on our targeted investment segment of the energy sector. We also face competition from other firms that do not specialize in energy finance but which are substantially larger and have considerably greater financial and marketing resources than we do. Some of our competitors have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors have higher risk tolerances or different risk assessments, which allow them to consider a wider variety of investments and establish more portfolio relationships than we can. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company; nor are they subject to the requirements imposed on RICs by the Code. Nevertheless, we believe that the relationships of the senior professionals of our Manager and of the senior partners of NGP enable us to learn about, and compete effectively for, attractive investment opportunities.

Employees

The Company has no employees. John H. Homier, our President and Chief Executive Officer, Stephen K. Gardner, our Chief Financial Officer, Secretary and Treasurer and R. Kelly Plato, our Senior Vice President comprise our senior management. Each of our officers also serves as an officer of our Manager and our Administrator. Our day-to-day investment operations are conducted by our Manager and our Administrator, which currently has a staff of seventeen individuals, including nine investment professionals.

Regulation

Business Development Company

We have elected to be regulated as a business development company under the 1940 Act. By electing to be treated as a business development company, we are subject to various provisions of the 1940 Act. The 1940 Act contains prohibitions and restrictions relating to transactions between business development companies and their affiliates (including any investment advisers or sub-advisers), principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors be persons other than “interested persons,” as that term is defined in the 1940 Act. We may not change the nature of our business so as to cease to be, or withdraw our election to be treated as, a business development company without first obtaining the approval of a majority of our outstanding voting securities.

The Investment Adviser’s Act of 1940 (the “Advisers Act”) generally permits the payment of compensation based on capital gains in an investment advisory contract between an investment adviser and a business development company. We have elected to be regulated as a business development company in order to provide incentive compensation to our Manager based on the capital appreciation of our portfolio.

The following is a brief description of the requirements of the 1940 Act, and is qualified in its entirety by reference to the full text of the 1940 Act and the rules thereunder.

To maintain our status as a business development company, generally, at least 70 percent of our total assets must be invested in securities of certain specified types of companies (“70 percent basket”). Among other things, the 70 percent basket may include securities of “eligible portfolio companies” (which includes all private companies and all public companies whose securities are not listed on a national securities exchange) purchased in transactions not involving any public offering, securities of eligible portfolio companies already controlled by us without regard to the nature of the offering, and securities of certain financially distressed companies that do not meet the definition of an eligible portfolio company and that are purchased in transactions not involving any public offering.

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

We do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, we generally are prohibited from (a) acquiring more than 3% of the voting stock of any investment company, (b) investing more than 5% of the value of our total assets in the securities of one investment company, or (c) investing more than 10% of the value of our total assets in the securities of investment companies in the aggregate. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject our stockholders to additional expenses. We also do not intend to (a) purchase or sell real estate or interests in real estate or real estate investments trusts (except to the extent that oil or natural gas royalty, net profits, or leasehold interests may be considered interests in real estate), (b) sell securities short (except with respect to managing risks associated with publicly traded securities issued by portfolio companies), or (c) purchase securities on margin (except to the extent that we purchase securities with borrowed money or we grant a security interest in our assets (including our portfolio securities) to a lender). None of these policies is fundamental and all may be changed without stockholder approval.

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

(c) satisfies any of the following:

i.	does not have any class of securities listed on a national securities exchange;

ii.	is controlled by a business development company or group of companies including a business development company and the business development company has an affiliated person who is a director of the eligible portfolio company; or

iii.	is a small and solvent company having total assets of not more than $4.0 million and capital and surplus of not less than $2.0 million.

2. Securities purchased in a follow-on investment from an issuer that we control and was an eligible portfolio company at the time of our initial investment in the issuer, but subsequently would not meet the definition of eligible portfolio company because the company no longer meets the requirements of that rule. An example of this would be a case where, following our initial investment in the issuer, the issuer listed its securities on a national securities exchange.

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

Control is presumed to exist where we own more than 25% of the outstanding voting securities of a portfolio company. The 1940 Act prohibits or restricts us from investing in certain types of companies such as brokerage firms, insurance companies, investment banking firms, and investment advisory firms.

In October 2006, the SEC adopted Rule 2a-46 under the 1940 Act to clarify that eligible portfolio companies generally include operating companies that do not have any class of securities listed on a national securities exchange. The SEC has proposed an amendment to Rule 2a-46 to expand the definition of eligible portfolio company in a manner that would promote the flow of capital to small, developing and financially troubled companies. The proposed rule would increase the universe of eligible portfolio company to include companies that have a class of securities listed on a national securities exchange subject to a size limitation based on market capitalization.

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

Regulated Investment Company

We operated our business in calendar year 2007 so as to be taxed as a regulated investment company under Subchapter M of the Internal Revenue Code of 1986, as amended, otherwise referred to as the Code. As long as we qualify as a regulated investment company, we are not taxed on our investment company taxable income (which generally consists of ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, reduced by deductible expenses), or realized net capital gains, to the extent that such investment company taxable income or gains are distributed, or deemed to be distributed, to stockholders on a timely basis.

Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expense, and generally excludes net unrealized appreciation or depreciation, as such gains or losses are not included in taxable income until they are realized. In addition, gains realized for financial reporting purposes may differ from gains included in taxable income as a result of our election to recognize gains using installment sale treatment, which results in the deferral of gains for tax purposes until notes received as consideration from the sale of investments are collected in cash. Dividends declared and paid by the Company in a year generally differ from taxable income for that year as such dividends may include the distribution of current year taxable income, the distribution of prior year taxable income carried forward into and distributed in the current year, or returns of capital.

We are generally required to distribute 98% of our taxable income during the year the income is earned, and 100% of any income realized, but not distributed or deemed distributed, in preceding years, to avoid paying an excise tax. If this requirement is not met, the Code imposes a nondeductible excise tax generally equal to 4% of the amount by which the required distribution exceeds the distribution for the year. The taxable income on which an excise tax is paid is generally carried forward and distributed to stockholders in the next tax year. Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income.

In order to maintain our status as a regulated investment company, we must, in general, (1) continue to qualify as a business development company; (2) derive at least 90% of our gross income from dividends, interest, gains from the sale of securities and other specified types of income; (3) meet asset diversification requirements as defined in the Code; and (4) timely distribute to stockholders at least 90% of our annual investment company taxable income as defined in the Code.

Investment Advisory Agreement

Management Services

The Manager manages our investments and business pursuant to an investment advisory agreement. Subject to the overall supervision of our Board of Directors, the Manager acts as investment adviser to us and manages the investment and reinvestment of our assets in accordance with our investment objectives and policies. Under the terms of the investment advisory agreement, the Manager provides any and all investment advisory services necessary for the operation and conduct of our business and:

•	determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;

•	identifies, evaluates and negotiates the structure of our investments;

•	monitors the performance of, and manages our investments;

•	determines the securities and other assets that we purchase, retain or sell and the terms on which any such securities are purchased and sold;

•	arranges for the disposition of our investments;

•	recommends to our Board of Directors the fair value of our investments that are not publicly traded debt or equity securities based on our valuation guidelines;

•	votes proxies in accordance with the proxy voting policy and procedures adopted by our Manager; and

•	provides us with such other investment advice, research and related services as our Board of Directors may, from time to time, reasonably require for the investment of our assets.

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

Management Fee

Pursuant to the investment advisory agreement, we pay our Manager a fee for management services consisting of two components—a base management fee and an incentive fee.

The base management fee is calculated quarterly as 0.45% of the average value of our total assets as of the end of the two previous quarters and is payable quarterly in arrears. The Manager has agreed to waive permanently, subsequent to September 30, 2007, that portion of the management fee attributable to U.S. Treasury securities acquired with borrowings under our credit facilities to the extent the amount of such securities exceeds $100 million.

Of the $2,032,107 management and incentive fees payable to the Manager as of December 31, 2007, $1,683,592 is the base management fee for the quarter ending December 31, 2007.

The incentive fee under the investment advisory agreement consists of two parts. The first part, which is calculated and payable quarterly in arrears, equals 20% of the excess, if any, of our net investment income for the quarter that exceeds a quarterly hurdle rate equal to 2% (8% annualized) of our net assets. Our incentive fee does not have a “catch-up” feature component.

For this purpose, net investment income means interest income, dividend income, and any other income (including any other fees, such as commitment, origination, syndication, structuring, diligence, monitoring, and consulting fees or other fees that we receive from portfolio companies) accrued during the fiscal quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the administration agreement, interest expense and dividends paid on issued and outstanding preferred stock, if any, but excluding the incentive fee). Accordingly, we may pay an incentive fee based partly on accrued interest, the collection of which is uncertain or deferred. Net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income that we have not yet received in cash. Net investment income does not include any realized capital gains, realized capital losses, or unrealized capital appreciation or depreciation.

The investment income incentive fees earned was $88,060 during the calendar year 2007 and $15,834 during the calendar year 2006. The incentive fees due in any fiscal quarter are calculated as follows:

•	no incentive fee in any fiscal quarter in which our net investment income does not exceed the hurdle rate.

•	20% of the amount of our net investment income, if any, that exceeds the hurdle rate in any fiscal quarter.

The second part of the incentive fee (the “Capital Gains Fee”) is determined and payable in arrears as of the end of each fiscal year (or upon termination of the investment advisory agreement, as of the termination date), and equals (1) 20% of (a) our net realized capital gain (realized capital gains less realized capital losses) on a cumulative basis from the closing date our initial public offering to the end of such fiscal year, less (b) any unrealized capital depreciation at the end of such fiscal year, less (2) the aggregate amount of all Capital Gains Fees paid to the Manager in prior fiscal years. The capital gains fee earned for the year 2007 was $348,515 and there were no capital gains incentive fees earned for the year 2006.

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

The Manager has agreed that, to the extent permissible under federal securities laws and regulations, including Regulation M, it will utilize 30% of the fees it receives from the capital gains portion of the incentive fee (up to a maximum of $5 million of fees in the aggregate) to purchase shares of our common stock in open market purchases through an independent trustee or agent. Any sales of such stock will comply with any applicable six-month holding period under Section 16(b) of the Securities Act of 1933 and all other restrictions contained in any law or regulation, to the fullest extent applicable to any such sale. Any change in this voluntary agreement will not be implemented without at least 90 days prior notice to stockholders and compliance with all applicable laws and regulations.

The investment advisory agreement was originally approved by our Board of Directors on November 9, 2004. The investment advisory agreement provides that unless terminated earlier as described below, the agreement shall remain in effect from year-to-year after November 9, 2006, provided continuation is approved at least annually by our Board of Directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons. On November 1, 2007, our Board of Directors, including all of the independent directors, approved an extension of the investment advisory agreement through November 9, 2008.

The investment advisory agreement may be terminated at any time, without the payment of any penalty, by a vote of our Board of Directors or the holders of a majority of our shares on 60 days’ written notice to the Manager, and will automatically terminate in the event of its “assignment” (as defined in the 1940 Act). The agreement may be terminated by either party without penalty upon not more than 60 days’ written notice to the other.

The investment advisory agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, the Manager, its partners and the Managers’ and its partners’ respective officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with it are entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of the Manager’s services or obligations under the investment advisory agreement or otherwise as our investment adviser.

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

Administration Agreement

Pursuant to a separate administration agreement, our Administrator furnishes us with office facilities, equipment, and clerical, bookkeeping, and record keeping services at such facilities. Under the administration agreement, the Administrator also performs, or oversees the performance by third parties of, our required administrative services, which include responsibility for the financial records that we are required to maintain and preparation of reports to our stockholders and reports filed with the SEC. In addition, the Administrator assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns, and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. To the extent permitted under the 1940 Act, the Administrator may also provide, on our behalf, significant managerial assistance to our portfolio companies. Payments under the administration agreement will be equal to the costs and expenses incurred by the Administrator in connection with administering our business. The administration agreement may be terminated at any time, without the payment of any penalty, by a vote of our Board of Directors or by the Administrator upon 60 days’ written notice to the other party, and will automatically terminate in the event of its “assignment” (as defined in the 1940 Act).

Of the $928,761 in accounts payable as of December 31, 2007, $225,148 is due to the Administrator for expenses incurred on our behalf for the month of December 2007.

The administration agreement was originally approved by our Board of Directors on November 9, 2004. The administration agreement provides that unless terminated earlier as described below, the agreement will continue in effect from year-to-year thereafter, provided continuation is approved at least annually by (i) our Board of Directors and (ii) a majority of our directors who are not parties to the administration agreement or “interested persons” of any such party. On November 1, 2007, the Board of Directors, including all of the independent directors, approved an extension of the administration agreement through November 9, 2008.

The administration agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, the Manager, its partners and the Managers’ and its partners’ respective officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with it are entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of the Administrator’s services under the administration agreement or otherwise as our administrator.

The foregoing description of the administration agreement is qualified in its entirety by reference to the full text of the document, a copy of which was filed as Exhibit 10.2 to our Form 10-K for the year ended December 31, 2004, and is incorporated herein by reference.

Item 1A. Risk Factors.

Risks Related to Our Business and Investments

Economic downturns and the volatility of oil and natural gas prices could impair our portfolio companies’ operations and ability to satisfy obligations to their respective lenders, including us, which could negatively impact our ability to pay dividends and cause the loss of all or part of your investment.

Our portfolio companies may be susceptible to economic downturns and may be unable to repay our loans during these periods. Therefore, our non-performing assets are likely to increase and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments. Economic downturns could lead to financial losses in our portfolio and decreases in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in decisions by lenders not to extend credit to us. Additionally, oil and natural gas prices are volatile, and a decline in oil and natural gas prices could significantly affect the business, financial condition and results of operations of our portfolio companies and their ability to meet financial commitments. These events could prevent us from making additional investments and harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on the assets securing such loans, which could trigger cross-defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the debt securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. In addition, if one of our portfolio companies were to go bankrupt, even though we may have structured our interest as senior debt, depending on the facts and circumstances, including the extent to which we actually provided managerial assistance to that portfolio company, a bankruptcy court might recharacterize our debt holding and subordinate all or a portion of our claim to that of other creditors. This could negatively affect our ability to pay dividends and cause the loss of all or part of your investment.

High oil and natural gas prices may increase the availability of alternative sources of capital and reduce demand for our targeted investments.

During periods of higher oil and natural gas prices, energy companies may have less financial need for borrowing than in a lower commodity price environment. At higher commodity price levels, borrowers may use the additional cash flow to reduce outstanding debt under senior secured facilities, which typically makes future borrowing capacity available to such borrowers. In addition, to the extent senior lenders base borrowing capacity on reserve value calculations, higher commodity prices typically increase reserve values, thereby creating additional borrowing capacity. Because interest rates under senior secured facilities will generally be lower than the interest rates of our targeted investments, demand for our targeted investments may be reduced if energy companies have the ability to borrow additional amounts under their senior debt facilities. As a result, high commodity prices may have the effect of reducing the number of energy companies seeking financing similar to our targeted investments or causing us to achieve lower total returns on our targeted investments.

Our ability to grow will depend on our ability to raise capital.

Periodically, we will need to access the capital markets to raise cash to fund new investments. Unfavorable economic conditions could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. An inability to successfully access the capital markets could limit our ability to grow our business and fully execute our business strategy and could decrease our earnings, if any. With certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowing. The amount of leverage that we employ will depend on our investment adviser’s and our board of directors’ assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to maintain our current Facilities or obtain another line of credit at all or on terms acceptable to us.

In addition to issuing securities to raise capital as described above, we may in the future seek to securitize our loans to generate cash for funding new investments. To securitize loans, we may create a wholly-owned subsidiary and contribute a pool of loans to the subsidiary. This could include the sale of interests in the subsidiary on a non-recourse basis (except for customary repurchase obligations for breach of representations and warranties) to purchasers whom we would expect to be willing to accept a lower interest rate to invest in investment grade loan pools, and we would expect that we would retain a subordinated interest in the assets and participate (most likely on a first loss basis) in losses related to the securitized assets to the extent of that interest. However, the exact structure and provisions of any securitization will be based upon then-current market conditions and may vary from the description in this prospectus. An inability to securitize our loan portfolio successfully could limit our ability to grow our business, fully execute our business strategy and decrease our earnings, if any. Moreover, the successful securitization of our loan portfolio might expose us to losses, as the residual loans in which we do not sell interests will tend to be those that are riskier and more apt to generate losses.

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

We do not seek to compete solely based on the interest rates we offer to prospective portfolio companies. However, some of our competitors may make loans with interest rates comparable to or lower than the rates we offer. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structures. If we match our competitors’ pricing, terms and structures, we may experience decreased net interest income or capital gains and increased risk of credit loss, and the value of our shares or the amount of dividends paid may decline.

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

We invest primarily in privately-held companies, which may be subject to higher risk than investments in publicly-traded companies. Generally, little public information exists about these companies, and we are required to rely on the ability of our management team to obtain adequate information to evaluate the potential risks and returns involved in investing in these companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose some or all of the money we invest in these companies. These factors could subject us to greater risk than investments in publicly-traded companies and negatively affect our investment returns, which could negatively affect our ability to pay dividends and cause the loss of all or part of your investment.

Many of our portfolio investments are not publicly traded and, as a result, there is uncertainty as to the value of our portfolio investments.

A large percentage of our portfolio investments (other than our short-term cash investments) are, and will continue to be, in the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. We value these securities quarterly at fair value in accordance with procedures as determined in good faith by our Board of Directors. However, we may be required on a more frequent basis to value our securities to reflect significant events affecting the value of our securities. The types of factors that may be considered in fair value pricing of an investment include the nature and realizable value of any collateral, the portfolio company’s earnings and ability to make payments, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate during short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. As a result, we may not be able to dispose of our holdings at a price equal to or grater than our determined fair value. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments are materially higher than the values that we ultimately realize upon the disposal of such securities. In addition, the subjective nature of such valuations may cause the shares of our common stock to trade at a discount to our net asset value.

Our equity investments may lose all or part of their value, causing us to lose all or part of our investment in those companies.

The equity interests in which we invest may not appreciate or may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. As a result, our equity interests may decline in value, causing us to lose all or part of our equity investment in those companies, and may negatively affect our ability to pay dividends and cause the loss of all or part of your investment.

Our Manager and our management team have limited experience managing a business development company and we cannot assure you that their past experience will be sufficient to manage our company as a business development company.

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

To qualify as a RIC under the Code, we must meet certain income source, asset diversification and annual distribution requirements. The annual distribution requirement for a RIC is satisfied if we distribute at least 90% of our “investment company taxable income” (which generally consists of ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any) and net tax-exempt interest to our stockholders on an annual basis. Because we use debt financing, we are subject to certain asset coverage ratio requirements under the 1940 Act as a business development company, and financial covenants under our existing loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to qualify as a RIC. If we are unable to obtain cash from other sources, we may fail to qualify as a RIC and, thus, may be subject to corporate-level income tax. To qualify as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. We periodically borrow funds if necessary to make qualifying investments to satisfy such diversification requirements. Failure to meet these tests may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to qualify as a RIC for any reason at any time in the future and we remain or become subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. In addition, our stockholders would be subject to income tax on distributions. Such a failure would have a material adverse effect on our stockholders and us.

The energy industry is subject to many risks.

We concentrate our investments in the energy industry. The revenues, income (or losses) and valuations of energy companies can fluctuate suddenly and dramatically due to any one or more of the following factors:

Commodity Pricing Risk. Energy companies in general are directly affected by energy commodity prices, such as the market prices of crude oil, natural gas, coal and wholesale electricity, especially for those who own the underlying energy commodity. In addition, the volatility of commodity prices can affect other energy companies due to the impact of prices on the volume of commodities produced, transported, processed, stored or distributed and on the cost of fuel for power generation companies. The volatility of commodity prices can also affect energy companies’ ability to access the capital markets in light of market perception that their performance may be directly tied to commodity prices. Historically, energy commodity prices have been cyclical and exhibited significant volatility. Some of our portfolio companies may not engage in hedging transactions to minimize their exposure to commodity price risk. Those companies that engage in such hedging transactions remain subject to market risks, including market liquidity and counterparty creditworthiness.

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

Production Risk. The profitability of energy companies may be materially impacted by the volume of crude oil, natural gas or other energy commodities available for producing, transporting, processing, storing, distributing or generating power. A significant decrease in the production of natural gas, crude oil, coal or other energy commodities, due to the decline of production from existing facilities, import supply disruption, depressed commodity prices, political events, OPEC actions or otherwise, could reduce revenue and operating income or increase operating costs of energy companies and, therefore, their ability to pay debt or dividends.

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

Depletion and Exploration Risk. A portion of an energy company’s assets may consist of natural gas, crude oil and/or coal reserves and other commodities that naturally deplete over time. Depletion could have a material adverse impact on such company’s ability to maintain its revenue. Further, estimates of energy reserves may not be accurate and, even if accurate, reserves may not be produced profitably. In addition, exploration of energy resources, especially of oil and natural gas, is inherently risky and requires large amounts of capital.

Weather Risk. Unseasonable extreme weather patterns could result in significant volatility in demand for energy and power or may directly affect the operations of individual companies. This weather-related risk may create fluctuations in earnings of energy companies.

Operational Risk. Energy companies are subject to various operational risks, such as failed drilling or well development, unscheduled outages, underestimated cost projections, unanticipated operation and maintenance expenses, failure to obtain the necessary permits to operate and failure of third-party contractors, such as energy producers and shippers, to perform their contractual obligations. In addition, energy companies employ a variety of means of increasing cash flow, including increasing utilization of existing facilities, expanding operations through new construction, expanding operations through acquisitions, or securing additional long-term contracts. Thus, some energy companies may be subject to construction risk, acquisition risk or other risks arising from their specific business strategies.

Competition Risk. The energy companies in which we may invest will face substantial competition in acquiring properties, enhancing and developing their assets, marketing their commodities, securing trained personnel and operating their properties. Many of their competitors, including major oil companies, natural gas utilities, independent power producers and other private independent energy companies, may have financial and other resources that substantially exceed their resources. The businesses in which we may invest face greater competition in the production, marketing and selling of power and energy products brought about in part from the deregulation of the energy markets.

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

We could experience fluctuations in our quarterly operating results due to a number of factors, including changes in the fair values of our portfolio investments, the interest rate payable on the debt securities we acquire, the default rate on such securities, the level of our expenses, variations in, and the timing of, the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. Because of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

We may choose to invest a portion of our portfolio in investments that may be considered highly speculative, which could negatively affect our ability to pay dividends and cause a loss of part of your investment.

Our investments are generally in the form of debt instruments, including senior and subordinated loans, combined in one facility, sometimes with an equity component, and subordinated loans, sometimes with equity components. We may also invest in preferred stock and other equity securities. These investments will likely be made in energy companies that possess assets that do not produce sufficient current cash flow at inception of our investment to amortize the principal throughout the life of a loan. For example, such an investment could be made in a company that owns proved non-producing oil and natural gas reserves and requires capital to finance development drilling to initiate the production of the reserves and generate cash flow. Some of these investments may be of a highly speculative nature and may lose some or all of their value, which could negatively affect our ability to pay dividends and cause the loss of part of your investment.

We currently use borrowed funds to make investments and are exposed to the typical risks associated with leverage.

We are exposed to increased risk of loss due to our use of debt to make investments. A decrease in the value of our investments will have a greater negative impact on the value of our common stock than if we did not use debt. Our ability to pay dividends will be restricted if our asset coverage ratio falls below at least 200% and any amounts that we use to service our indebtedness are not available for dividends to our common stockholders.

Our current and future debt securities are and may be governed by an indenture or other instrument containing covenants restricting our operating flexibility. We, and indirectly our stockholders, bear the cost of issuing and servicing such securities. Any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock.

We fund a portion of our investments with borrowed money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us.

Borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities. Our lenders have fixed dollar claims on our consolidated assets that are superior to the claims of our common stockholders or any preferred stockholders. If the value of our consolidated assets increases, then leveraging would cause the net asset value to increase more sharply than it would have had we not leveraged. Conversely, if the value of our consolidated assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our consolidated income in excess of consolidated interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our consolidated income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common stock dividend payments. Leverage is generally considered a speculative investment technique.

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

After our initial investment in a portfolio company, we may be called upon from time to time to provide additional funds to such company or have the opportunity to increase our investment in a successful situation, for example, the exercise of a warrant to purchase common stock. There is no assurance that we will make, or will have sufficient funds to make, follow-on investments. Any decision we make not to make a follow-on investment or any inability on our part to make such an investment may have a negative impact on a portfolio company in need of such an investment or may result in a missed opportunity for us to increase our participation in a successful operation and may dilute our equity interest or otherwise reduce the expected yield on our investment.

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

Our Board of Directors has the authority to modify or waive most of our current operating policies and our strategies without prior notice and without stockholder approval. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results and value of our stock. However, the effects might be adverse, which could negatively affect our ability to pay you dividends and cause you to lose all or part of your investment. In the event that our Board of Directors determines that we cannot economically pursue our investment objective under the 1940 Act, they may at some future date decide to withdraw our election to be treated as a business development company and convert us to a management investment company or an operating company not subject to regulation under the 1940 Act, or cause us to liquidate. These changes may not be effected without approval of a requisite percentage of our Board of Directors and the holders of a majority of our shares.

We may choose to waive or defer enforcement of covenants in the debt securities held in our portfolio, which may cause us to lose all or part of our investment in these companies.

We generally structure the debt investments in our portfolio companies to include customary business and financial covenants placing affirmative and negative obligations on the operation of each company’s business and its financial condition. However, from time to time we may elect to waive breaches of these covenants, including our right to payment, or waive or defer enforcement of remedies, such as acceleration of obligations or foreclosure on collateral, depending upon the financial condition and prospects of the particular portfolio company. These actions may reduce the likelihood of us receiving the full amount of future payments of interest or principal and be accompanied by a deterioration in the value of the underlying collateral as many of these companies may have limited financial resources, may be unable to meet future obligations and may go bankrupt. This could negatively affect our ability to pay dividends and cause the loss of all or part of your investment.

Our portfolio investments may be concentrated in a limited number of portfolio companies, which would magnify the effect if one of those companies were to suffer a significant loss. This could negatively affect our ability to pay dividends and cause the loss of all or part of your investment.

We are classified as a closed-end, non-diversified management investment company under the 1940 Act, which means we are not limited by the 1940 Act in the proportion of our assets that may be invested in the securities of a single issuer. A consequence of this concentration is that the aggregate returns we initially realize may be adversely affected if a small number of our investments perform poorly or if we need to write down the value of any one such investment. Beyond the applicable federal income tax diversification requirements, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few portfolio companies. Financial difficulty on the part of any single portfolio company will expose us to a greater risk of loss than would be the case if we were a “diversified” company holding numerous investments. To the extent that we take large positions in the securities of a small number of portfolio companies, our net asset value and the market price of our common stock may fluctuate as a result of changes in the financial condition or in the market’s assessment of such portfolio companies to a greater extent than that of a diversified investment company. These factors could negatively affect our ability to pay dividends and cause the loss of all or part of your investment.

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

A substantial amount of our assets is invested in subordinated debt securities and mezzanine investments issued by our portfolio companies. The portfolio companies usually will have, or may be permitted to incur, other debt that ranks equally with, or senior to, the securities in which we invest. By their terms, such debt instruments may provide that the holders are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments in respect of the securities in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying such senior creditors, the portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with securities in which we invest, we would have to share on an equal basis any distributions with other creditors holding such securities in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company. As a result, we may be prevented from obtaining the full value of our investment in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

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

Brokerage commissions and other fees generally are higher for foreign securities. Government supervision and regulation of foreign stock exchanges, currency markets, trading systems and brokers may be less than in the U.S. The procedures and rules governing foreign transactions and custody (holding of our assets) may involve delays in payment, delivery or recovery of money or investments.

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

Risks Related to Our Manager

Our manager and our management team have limited experience managing a BDC and a RIC, and we cannot assure you that their past experience will be sufficient to manage our company as a BDC and a RIC.

The 1940 Act imposes numerous complex constraints on the operations of BDCs. In order to maintain our status as a BDC, the 1940 Act prohibits us from acquiring any assets other than “qualifying assets” unless, after giving effect to the acquisition, at least 70% of our total assets are qualifying assets. We refer to this requirement as the 70% Test. Qualifying assets include securities of private U.S. companies, cash, cash equivalents, U.S. government securities and high quality debt instruments that mature in one year or less. The failure to comply with these provisions in a timely manner could prevent us from qualifying as a BDC or could force us to pay unexpected taxes and penalties, which could be material. Additionally, the RIC rules imposed by the Code require us to meet certain source-of-income, asset diversification and annual distribution requirements. The limited experience of our management team in managing a portfolio of assets under such regulatory constraints may hinder its ability to take advantage of attractive investment opportunities and, as a result, achieve our investment objectives.

Our management team may provide services to other investors, which could reduce the amount of time and effort that they devote to us, which could negatively affect our performance.

Our investment advisory agreement does not restrict the right of our Manager, NGP, or any persons working on our behalf, to carry on their respective businesses, including providing advice to others with respect to the purchase of securities that would meet our investment objectives. Although the officers of our Manager devote full time to the management of our business, our investment advisory agreement does not specify a minimum time period that representatives of NGP who are serving as directors or members of our Manager’s investment committee must devote to managing our investments. Each of Messrs. Hersh and Albin (who serve as members of our Board of Directors), and Messrs. Quinn and Covington (who serve as members of our Manager’s investment committee) continue to have substantial responsibilities in connection with their roles managing other NGP-affiliated funds. Our Manager and its management team may also be called upon to provide managerial assistance to our portfolio companies. The ability of these parties to engage in these other business activities, including managing assets for third parties, could reduce the time and effort they spend managing our portfolio, which could negatively affect our performance.

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

In the course of our investing activities, we pay management and incentive fees to our Manager. Also, we reimburse our Manager and our Administrator for certain expenses they incur, such as those payable to third parties in monitoring our financial and legal affairs and investments and performing due diligence on our prospective investments. As a result, investors in our common stock will invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in, among other things, a lower rate of return than one might achieve through direct investments. Due to this arrangement, there may be times when our Manager has interests that differ from those of our stockholders, giving rise to a conflict that could negatively affect our investment returns and the value of your investment.

We pay our Manager a base management fee based upon our total assets, which may lead our Manager to cause us to incur more debt than is prudent in order to maximize its compensation.

We will pay our Manager a quarterly base management fee based on the value of our total assets (including assets acquired with borrowed funds). Accordingly, our Manager has an enhanced economic incentive to increase our leverage. If our leverage is increased, we will be exposed to increased risk of loss, bear the increased cost of issuing and servicing such senior indebtedness, and will be subject to any additional covenant restrictions imposed in an indenture or by the applicable lender, which could negatively affect our business and results of operation.

We pay our Manager incentive compensation based on our portfolio’s performance. This arrangement may lead our Manager to recommend riskier or more speculative investments in an effort to maximize its incentive compensation.

In addition to its base management fee, our Manager earns incentive compensation in two parts. The first part is payable quarterly and is equal to a specified percentage of the amount by which our net investment income exceeds a hurdle rate. The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year and equals (1) 20% of (a) our net realized capital gain (realized capital gains less realized capital losses) on a cumulative basis from the closing date of our initial public offering to the end of such fiscal year, less (b) any unrealized capital depreciation at the end of such fiscal year, less (2) the aggregate amount of all capital gains fees paid to our Manager in prior years.

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

Our management team does not currently provide advisory services to other investment vehicles with common investment objectives to ours. However, they are not prohibited from doing so. In addition, the NGP-affiliated funds are not precluded from making investments in securities like our targeted investments, although they have not traditionally focused on such types of investments in the past. If our management team does provide such services to other investment vehicles in the future, or if the focus of the NGP-affiliated funds were to change to include securities like our targeted investments, our management team might allocate investment opportunities to other entities, and thus might divert attractive investment opportunities away from us. In addition, our executive officers and directors, and the members of our management team, serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do or of investment funds managed by our affiliates. These multiple responsibilities might create conflicts of interest for our management team and NGP if they are presented with opportunities that might benefit us and their other clients, investors or stockholders.

Our Manager’s liability is limited under the investment advisory agreement, and we have agreed to indemnify our Manager against certain liabilities, which may lead our Manager to act in a riskier manner on our behalf than it would when acting for its own account.

Our Manager has not assumed any responsibility to us other than to provide the services described in the investment advisory agreement, and it is not responsible for any action of our Board of Directors in declining to follow our Manager’s advice or recommendations. Pursuant to the investment advisory agreement, our Manager, its partners and, among others, their respective partners, officers and employees are not liable to us for their acts under the investment advisory agreement, absent willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties. We have agreed to indemnify, defend and protect our Manager and its managing members, officers and employees with respect to all expenses, losses, damages, liabilities, demands, charges and claims arising from acts of our Manager not constituting willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties. These protections may lead our Manager to act in a riskier manner when acting on our behalf than it would when acting for its own account.

We are a different vehicle from any other NGP-affiliated fund.

Our investment strategies differ from those of other funds (including any NGP-affiliated fund) that are, or have been, managed by NGP or its affiliates. Investors in NGP Capital Resources Company do not own any interest in NGP or in any other NGP-affiliated fund. The historical performance of NGP is not indicative of the results that our company will achieve, and you should not rely upon such historical performance in purchasing our common stock. The rate of return we target on investments is lower than that of NGP’s private equity funds, and as a result, our expected rate of return is lower than returns sought by NGP’s private equity funds. We can provide no assurance that we will replicate the historical or future performance of NGP or its affiliated funds, and we caution you that our investment returns may be substantially lower than the returns achieved by those funds.

Legal and Tax Risks

A failure on our part to maintain our status as a BDC would significantly reduce our operating flexibility.

If we do not continue to qualify as a business development company, we might be regulated as a closed-end investment company under the 1940 Act, which would significantly decrease our operating flexibility.

We will be subject to corporate-level income tax if we are unable to qualify as a RIC.

To qualify as a RIC under the Code, we must meet certain source-of-income, asset diversification and annual distribution requirements. The annual distribution requirement for a RIC is satisfied if we distribute at least 90% of our “investment company taxable income” (which generally consists of ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, reduced by deductible expenses) and net tax-exempt interest to our stockholders on an annual basis. Because we use debt financing, we are subject to certain asset coverage ratio requirements under the 1940 Act as a BDC, and financial covenants under our existing loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to qualify as a RIC. If we are unable to obtain cash from other sources, we may fail to qualify as a RIC and, thus, may be subject to corporate-level income tax. To qualify as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these tests may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to qualify as a RIC for any reason at any time in the future and we remain or become subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. In addition, our distributions would be taxable to our stockholders as ordinary dividends. Such a failure would likely have a material adverse effect on our stockholders and us. For example, we failed to qualify as a RIC for our first taxable year ending on December 31, 2004.

We may have difficulty paying our required distributions if we recognize income before, or without, receiving cash representing such income. If we are unable to pay required distributions, we may fail to qualify as a RIC and thus be subject to corporate-level income tax.

For federal income tax purposes, we are required to include in income certain amounts that we have not yet received in cash, such as original issue discount, which arises, for example, when we receive warrants, property-based equity participation rights or loan discount points in connection with the purchase of a loan or payment-in-kind interest, which represents contractual interest added to the loan balance and due at the end of the loan term. Such original issue discount or increases in loan balances as a result of payment-in-kind arrangements, which could be significant relative to our company’s overall investment activities, are included in income before we receive any corresponding cash payments. We also may be required to include in income certain other amounts that we do not receive in cash.

Since in certain cases we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the tax requirement to distribute at least 90% of the sum of our “investment company taxable income” (which generally consists of ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, reduced by deductible expenses) and net tax-exempt interest, if any, to our stockholders on an annual basis, to maintain our status as a RIC. Accordingly, we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital, borrow funds or reduce new investment originations to meet these distribution requirements. If we are not able to obtain cash from other sources, we may fail to qualify as a RIC and thus be subject to corporate-level income tax.

Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital.

We have elected to be treated as a BDC under the 1940 Act. The 1940 Act imposes numerous restrictions on our activities, including restrictions on the nature of our investments, our use of borrowed funds, our issuance of securities, options, warrants, or rights. Such restrictions may prohibit the purchase of certain investments that would otherwise be suitable for investment or render such purchases inadvisable.

Under the provisions of the 1940 Act, as a BDC, we are permitted to issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous and result in unfavorable prices.

We generally cannot issue and sell our common stock at a price below net asset value per share. However, we may sell our common stock, or warrants, options or rights to acquire our common stock, at prices below the current net asset value of the common stock if our Board of Directors determines that such sale is in the best interests of our company and its stockholders, and our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board of Directors, closely approximates the market value of such securities (less any distributing commission or discount).

Because there are no judicial and few administrative interpretations of the provisions of the 1940 Act pertaining to business development companies, there is no assurance that such provisions will be interpreted or administratively implemented in a manner consistent with our investment objectives and intended manner of operation. In the event that our Board of Directors determines that we cannot economically pursue our investment objective under the 1940 Act, they may at some future date decide to withdraw our election to be regulated as a BDC and convert us to a management investment company or an operating company not subject to regulation under the 1940 Act, or cause us to liquidate. These changes may not be effected without approval of a requisite percentage of our Board of Directors and the holders of a majority of our shares.

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

We are prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our independent directors and, in certain cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities is our affiliate for purposes of the 1940 Act, and we are generally prohibited from buying or selling any security from or to such affiliate, absent the prior approval of our independent directors and, in certain cases, the SEC. The 1940 Act also prohibits “joint” transactions with an affiliate, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our independent directors and, in certain cases, the SEC. If a person acquires more than 25% of our voting securities, we are prohibited from buying or selling any security from or to such person, or entering into joint transactions with such person, absent the prior approval of the SEC.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We do not own any real estate or other physical properties materially important to our operation. Our headquarters are located in Houston, Texas, where we occupy office space pursuant to our Administration Agreement with our Administrator. We believe that our office facilities are suitable and adequate for our business as it is presently conducted.

Item 3.	Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of stockholders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year ending December 31, 2007.

PART II.

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock is traded on the NASDAQ Global Select Market tier of the NASDAQ Stock Market under the symbol “NGPC”. On March 6, 2008, there were approximately 12,992 record holders and beneficial owners (held in street name) of our common stock, according to our transfer agent. The following table sets forth the range of high and low sales prices of our common stock as reported on the NASDAQ Stock Market and our dividends declared for the periods indicated.

		Price Range		Premium/(Discount) of High Sales	Premium/(Discount) of Low Sales	Cash Dividend
	NAV (1)	High	Low	Price to NAV	Price to NAV	per Share (2)
Fiscal 2007
Fourth quarter	$14.30	$16.75	$14.40	117%	101%	$0.515
Third quarter	14.52	17.95	12.81	124%	88%	0.350
Second quarter	14.63	18.34	15.48	125%	106%	0.310
First quarter	14.16	17.06	14.50	120%	102%	0.265

Fiscal 2006
Fourth quarter	13.96	17.00	14.21	122%	102%	0.330
Third quarter	13.99	15.11	13.04	108%	93%	0.250
Second quarter	13.93	14.72	13.00	106%	93%	0.180
First quarter	13.96	14.89	13.11	107%	94%	0.160

Fiscal 2005
Fourth quarter	14.02	15.04	12.92	107%	92%	0.275
Third quarter	14.02	15.70	13.22	112%	94%	0.140
Second quarter	13.96	16.30	14.30	117%	102%	0.125
First quarter	13.98	16.75	14.41	120%	103%	0.120

Fiscal 2004
Fourth quarter (3)	14.03	16.15	14.20	115%	101%	—

(1)	Net asset value per share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high and low closing sales prices. The net asset values shown are based on outstanding shares at the end of each period.
(2)	Represents the dividend declared in the specified quarter.
(3)	Beginning November 10, 2004.

Since the first full quarter following our IPO, we have distributed, and currently intend to continue to distribute in the form of dividends, a minimum of 90% of our investment company taxable income on a quarterly basis to our stockholders. We may retain long-term capital gains and treat them as deemed distributions for tax purposes. We report the estimated tax characteristics of each dividend when declared, while the actual tax characteristics of dividends are reported annually to each stockholder on Form 1099-DIV, prepared by our stock transfer agent. For income tax purposes, all of our dividends declared through December 31, 2006 were distributions of ordinary income for tax purposes and all dividends were classified as non-qualifying dividends. Our dividends declared for the year ended December 31, 2007 were 77.67% ordinary income and 22.33% capital gains for tax purposes and all dividends were classified as non-qualifying dividends. Qualified dividend income is generally taxed to stockholders at the rates that apply to net capital gains. There is no assurance that we will achieve investment results or maintain a tax status that will permit any specified level of cash distributions or year-to-year increases in cash distributions. We have not purchased any of our shares of common stock, nor have we sold any equity securities.

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

The following line graph compares the cumulative total return* on an investment in our common stock against the cumulative total return of the NASDAQ U.S. Stock Market Total Return Index and an index of peer companies (selected by us) for the period beginning June 30, 2004 and ending December 31, 2007 (we began trading on November 11, 2004). The peer group consists of the following thirteen business development companies: Allied Capital Corporation, American Capital Strategies, Ltd., Apollo Investment Corporation, Ares Capital Corporation, Gladstone Capital Corporation, Hercules Technology Growth Capital, Inc., Kohlberg Capital Corporation, Kayne Anderson Energy Development Company, MCG Capital Corporation, PennantPark Investment Corporation, Prospect Capital Corporation, and TICC Capital Corporation.

This Performance Graph and the related textual information are based on historical data and are not necessarily indicative of future performance.

*	Assumes that an investment in our common stock and each index was $100 on 11/10/2004. “Cumulative total return” is based on share price appreciation plus reinvestment of dividends.

Item 6.	Selected Financial Data.

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

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED SELECTED FINANCIAL DATA

	Year ended December 31, 2007	Year ended December 31, 2006	Year ended December 31, 2005	Period August 6, 2004 (commencement of operations) through December 31, 2004
Total investment income	$37,499,360	$27,517,093	$17,306,794	$853,038
Total operating expenses	18,361,011	10,970,889	6,898,885	1,443,255

Net investment income (loss)	19,138,349	16,546,204	10,407,909	(590,217)

Net realized capital gain (loss) on portfolio securities and corporate notes	6,721,176	(245,859)	1,338,351	—

Net increase (decrease) in unrealized appreciation (depreciation) on portfolio securities and corporate notes	5,008,291	(1,299,127)	(394,933)	290,789

Net increase (decrease) in stockholders’ equity (net assets) resulting from operations	$30,867,816	$15,001,218	$11,351,327	$(299,428)

Per Share Data
Net investment income (loss)	$1.09	$0.95	$0.60	$(0.03)
Net realized and unrealized gain (loss) on portfolio securities and corporate notes	$0.69	$(0.09)	$0.05	$0.01
Net increase (decrease) in stockholders’ equity (net assets) resulting from operations	$1.78	$0.86	$0.65	$(0.02)
Dividends declared	$(1.44)	$(0.92)	$(0.66)	$—

Net assets	$14.30	$13.96	$14.02	$14.03

Balance Sheet Data
Total assets	$478,232,876	$345,597,660	$249,490,266	$244,552,003
Stockholders’ equity (net assets)	$250,259,337	$243,258,256	$243,898,485	$244,038,830

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are a financial services company created to invest primarily in debt securities of small and mid-size private energy companies. We have elected to be regulated as a business development company under the 1940 Act and, as such, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, for federal income tax purposes we operate so as to be treated as a RIC under the Code. Pursuant to these elections, we generally will not have to pay corporate-level taxes on any income and capital gains we distribute to our stockholders. The Company has several subsidiaries that are single member limited liability companies and wholly-owned limited partnerships established to hold certain portfolio investments or provide services to the Company in accordance with specific rules prescribed for a company operating as a RIC. These subsidiaries are: NGPC Funding GP, LLC, a Texas limited liability company; NGPC Nevada, LLC, a Nevada limited liability company; NGPC Funding, LP, a

Texas limited partnership; NGPC Asset Holdings GP, LLC, a Texas limited liability company; NGPC Asset Holdings, LP, a Texas limited partnership; NGPC Asset Holdings II, LP, a Texas limited partnership; NGPC Asset Holdings III, LP, a Texas limited partnership and NGPC Asset Holdings IV, LP, a Texas limited partnership. The Company consolidates the results of its subsidiaries for financial reporting purposes. The Company does not consolidate the financial results of its portfolio companies.

Our investment objective is to generate both current income and capital appreciation primarily through debt investments with certain equity components. A key focus area for our targeted investments in the energy industry is E &P businesses that gather, process and transport oil and natural gas. We also evaluate investment opportunities in such businesses as coal, power, electricity, energy services and alternative energy. Our investments generally range in size from $10 million to $50 million, however, we may invest more or less depending on market conditions and our Manager’s view of a particular investment opportunity. Our targeted investments primarily consist of debt instruments, including senior and subordinated loans combined in one facility, sometimes with an equity component, and subordinated loans, sometimes with equity components. We may also invest in preferred stock and other equity securities on a stand-alone basis.

Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to energy companies, the level of acquisition and divestiture activity for such companies, the level and volatility of energy commodity prices, the general economic environment and the competitive environment for the types of investments we make. We believe that, for energy companies, the availability of debt capital from banks, mezzanine providers and alternative investment vehicles such as hedge funds has remained strong over the last twelve months and has continued to put downward pressure on spreads. However, we do not expect this availability of capital to impair our ability to make attractive long-term investment decisions with our capital. We remain committed to our underwriting and investment disciplines in selectively investing in appropriate risk-reward opportunities within the energy sector.

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

Critical Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States, and include the accounts of the company and its wholly owned subsidiaries. The consolidated financial statements reflect all adjustments and reclassifications which, in the opinion of management, are necessary for the fair presentation of the results of the operations and financial condition for the periods presented. All significant intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents

Cash and cash equivalents include short-term, liquid investments in a money market fund. Cash and cash equivalents are carried at cost which approximates fair value.

Prepaid Assets

Prepaid assets consist of premiums paid for directors’ and officers’ insurance and fidelity bonds with policy terms of one year, fees associated with the establishment of the credit facility, and registration expenses related to the Company’s shelf filing. Such premiums and fees are amortized monthly on a straight line basis over the term of the policy or credit facility. Registration expenses are deferred and will be charged as a reduction of capital upon the sale of shares.

Concentration of Credit Risk

We place our cash and cash equivalents with financial institutions and, at times, cash held in checking accounts may exceed the Federal Deposit Insurance Corporation insured limit.

Valuation of Investments

Investments are carried at fair value, as determined in good faith by the Company’s Board of Directors. On a quarterly basis, the investment team of the Manager prepares valuations for all of the assets in the Company’s portfolio and presents the valuations to the Company’s Valuation Committee and Board of Directors. The valuations are determined and recommended by the Valuation Committee to the Board of Directors, which reviews and ratifies the final portfolio valuations. For more information regarding our portfolio valuation policies and procedures, see “Valuation Process” in Part I, Item 1. Business above.

Investments in securities for which market quotations are readily available are recorded in the financial statements at such market quotations as of the valuation date adjusted for appropriate liquidity discounts, if applicable. For investments in securities for which market quotations are unavailable, or which have various degrees of trading restrictions, the investment team of the Manager prepares valuation analyses, as generally described below.

Using the most recently available financial statements, forecasts and, when applicable, comparable transaction data, the investment team of the Manager prepares valuation analyses for the various securities in the Company’s investment portfolio. These valuation analyses are prepared using traditional valuation methodologies, which rely on estimates of the asset values and enterprise values of portfolio companies issuing securities.

The methodologies for determining asset valuations include estimates based on: the liquidation or sale value of a portfolio company’s assets, the discounted value of expected future net cash flows from the assets and third party valuations of a portfolio company’s assets, such as engineering reserve reports of oil and natural gas properties. The Manager considers some or all of the above valuation methods to determine the estimated asset value of a portfolio company.

The methodologies for determining enterprise valuations include estimates based on: valuations of comparable public companies, recent sales of comparable companies, the value of recent investments in the equity securities of a portfolio company and also on the methodologies used for asset valuations. The investment team of the Manager considers some or all of the above valuation methods to determine the estimated enterprise value of a portfolio company.

Debt Securities: The Company records its investments in non-convertible debt securities at fair value which generally approximates cost plus amortized original issue discount, or OID, to the extent that the estimated asset or enterprise value of the portfolio company exceeds the outstanding debt of the portfolio company. The Company records its investment in convertible debt securities at fair value which generally approximates the higher of: 1) cost plus amortized OID, to the extent that the estimated asset or enterprise value of the portfolio company equals or exceeds the outstanding debt of the portfolio company; and 2) the Company’s pro rata share, upon conversion, of the residual equity value of the portfolio company available after deducting all outstanding debt from its estimated enterprise value. If the estimated asset or enterprise value is less than the sum of the value of the Company’s debt investment and all other debt securities of the portfolio company pari passu or senior to the Company’s debt investment, the Company reduces the value of its debt investment beginning with its junior-most debt investment such that the asset or enterprise value less the value of the outstanding pari passu or senior debt is zero.

Equity Securities: The Company records its investments in preferred and common equity securities (including warrants or options to acquire equity securities) at fair value based on its pro rata share of the residual equity value available after deducting all outstanding debt from the estimated enterprise value.

Property-Based Equity Participation Rights: The Company records its investments in overriding royalty and net profits interests at fair value based on a multiple of cash flows generated by such investments, multiples from transactions involving the sale of comparable assets and/or the discounted value of expected future net cash flows from such investments. Appropriate cash flow multiples are derived from the review of comparable transactions involving similar assets. The discounted value of future net cash flows is derived, when appropriate, from third party valuations of a portfolio company’s assets, such as engineering reserve reports of oil and gas properties.

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

Securities Transactions, Interest and Dividend Income Recognition

All securities transactions are accounted for on a trade-date basis. Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected. Premiums and discounts are accreted into interest income using the effective interest method. Detachable warrants, other equity securities or property interests such as overriding royalty interests obtained in conjunction with the acquisition of debt securities are recorded separately from the debt securities at their initial fair value, with a corresponding amount recorded as a discount to the associated debt security. Income from overriding royalty interests is recognized as received and the recorded assets are charged depletion using the unit of production depletion method. The portion of the loan origination fees paid that represent additional yield or discount on a loan are deferred and accreted into interest income over the life of the loan using the effective interest method. Upon the prepayment of a loan or debt security, any unamortized loan origination fees are recorded as interest income and any unamortized premium or discount is recorded as a realized gain or loss. Market premiums or discounts on acquired loans or fixed income investments are accreted into interest income using the effective interest method. Dividend income is recognized on the ex-dividend date. Accruing interest or dividends on investments is deferred when it is determined that the interest or dividend is not collectible. Collectability of the interest and dividends is assessed, based on many factors including the portfolio company’s ability to service its loan based on current and projected cash flows as well as the current valuation of the portfolio company’s assets.

Payment-in-Kind Interest

We may have investments in our portfolio that contain payment-in-kind, or PIK, provisions. PIK interest or dividends, computed at the contractual rate specified in each investment agreement, are added to the principal balance of the investment and recorded as interest or dividend income. For investments with PIK interest or dividends, we base income accruals on the principal balance including any PIK. If the portfolio company’s asset valuation is not sufficient to cover the contractual interest, we will not accrue interest or dividend income on the investment. To maintain our RIC status, this non-cash source of income must be paid out to stockholders in the form of dividends, even though we have not yet collected the cash.

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

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

Realized capital gains or losses on portfolio securities and corporate notes are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, considering unamortized fees and prepayment premiums and without regard to unrealized appreciation or depreciation previously recognized, and include investments charged off during the year, net of recoveries. Net unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation, when capital gains or losses are realized.

Dividends

Dividends to stockholders are recorded on the ex-dividend date. We currently intend that our distributions each year will be sufficient to maintain our status as a RIC for federal income tax purposes and to eliminate our liability for federal excise taxes. We intend to make distributions to stockholders on a quarterly basis of substantially all net taxable income. We also intend to make distributions of net realized capital gains, if any, at least annually. However, we may in the future decide to retain capital gains for investment and designate such retained dividends as a deemed distribution. The amount to be paid out as a dividend is determined by our Board of Directors each quarter and is based on the annual taxable earnings estimated by the Manager. Based on that estimate, a dividend is declared each quarter and paid shortly thereafter.

Portfolio and Investment Activity

From commencement of investment operations in November 2004 through December 31, 2006, we had invested $267.9 million in seventeen portfolio companies, all energy-related, and received principal repayments of $95.1 million. During 2007, we added investments of $186.3 million in six new portfolio companies and we funded $46.3 million to existing portfolio companies, for a total of newly invested capital in 2007 of $232.6 million. Five portfolio companies repaid their loans during 2007 totaling $49.7 million and we received additional principal repayments of $76.6 million for total repayments of $126.3 million. From commencement of investment operations in November 2004 through December 31, 2007, we have invested $500.5 million in twenty-three portfolio companies, all energy-related, and received principal repayments of $221.4 million. At December 31, 2007, our targeted investment portfolio consisted of fifteen portfolio companies totaling $279.1 million. The table below shows our investment portfolio as of December 31, 2007. Yields on investments are computed using interest rates as of the balance sheet date and include amortization of loan discount points, original issue discount and market premium or discount, royalty interest income, net profits income and other similar investment income, weighted by their respective costs when averaged.

	Weighted Average Yields	Percentage of Portfolio
Senior secured term loans	13.63%	31.74%
Senior subordinated secured notes	11.40%	6.80%
Participating convertible preferred stock	0.00%	0.44%
Member and partnership units	0.21%	5.80%
Net profits interest	12.37%	15.01%

Subtotal targeted investments	11.91%	59.79%

U.S. Treasury Bills	2.62%	34.45%
Corporate notes	5.82%	1.88%
Cash and cash equivalents	4.42%	3.88%

Total Portfolio	8.24%	100.00%

Results of Operations

Results comparisons are for the years ended December 31, 2007, December 31, 2006 and December 31, 2005.

Investment Income

For the years ended December 31, 2007, 2006 and 2005, investment income totaled $37.5 million, $27.5 million and $17.3 million, respectively. The year 2005 was our first full year of operations and included higher levels of income earned from short-term U.S. Government securities and other temporary investments. The continued increase in investment income for the years 2006 and 2007 was primarily due to the growth of our investment portfolio.

Investment income was $37.5 million for the year ended December 31, 2007, compared to $27.5 million for the year ended December 31, 2006, resulting in a 36% increase. Investment income for the year ended December 31, 2007 consisted of $30.7 million attributable to targeted investments in sixteen portfolio companies, $0.9 million attributable to investments in corporate notes, $5.6 million attributable to investments in cash and cash equivalents and $0.3 million attributable to fee income from third parties and affiliates.

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

The weighted average yield on targeted portfolio investments was 11.9% at December 31, 2007. The weighted average yield on investments in corporate notes was 5.8% and on investments in U.S. Treasury Bills, and cash and cash equivalents was 2.8% as of December 31, 2007. The weighted average yield on our total capital invested at December 31, 2007 was 8.2%.

The weighted average yield on targeted portfolio investments was 12.0% at December 31, 2006. The weighted average yield on investments in corporate notes was 5.5% and on investments in U.S. Treasury Bills, and cash and cash equivalents was 4.6% as of December 31, 2006. The weighted average yield on our total capital invested at December 31, 2006 was 8.3%.

Yields on investments are computed using interest rates as of the balance sheet date and include amortization of loan discount points, original issue discount and market premium or discount, royalty interest income, net profits income and other similar investment income, weighted by their respective costs when averaged.

Operating Expenses

The table below summarizes the components of our operating expenses:

	For the year ended			Changes
Operating Expenses (In Millions)	12/31/2007	12/31/2006	12/31/2005	2007 vs. 2006	2006 vs. 2005
Investment advisory, management & incentive fees	$6.9	$4.7	$3.7	$2.2	$1.0
Insurance expenses, professional fees, directors fees & other G&A *	4.1	3.7	3.0	0.4	0.7
Interest & credit facility fees	7.4	2.6	0.2	4.8	2.4

Total operating expenses	$18.4	$11.0	$6.9	$7.4	$4.1

*	Other G&A includes allocated share of employee, facilities, shareholder services costs & marketing

Compared to 2006, the 2007 increase in operating expenses was largely the result of increased investment advisory and management and incentive fees due to higher average total assets, and increased interest expense due to higher levels of borrowings under the Credit Facilities.

Compared to 2005, the 2006 increase in operating expenses was largely the result of increased in investment advisory and management and incentive fees due to higher average total assets, and increased interest expense due to higher borrowings under the Treasury Credit Agreement.

Net Investment Income

For the years ended December 31, 2007 and 2006, net investment income was $19.1 million and $16.5 million, respectively. The 15.6% increase was primarily due to increased interest income on higher portfolio balances in 2007 partially offset by increased management fees and higher interest expense and fees from larger credit facility balances.

For the years ended December 31, 2006 and 2005, net investment income was $16.5 million and $10.4 million, respectively. The 59.0% increase was primarily due to increased interest on the higher portfolio balances in 2006 partially offset by higher management fees and general and administrative expenses.

Unrealized Appreciation or Depreciation on Investments

For the year ended December 31, 2007, net unrealized appreciation was $5.0 million, compared to net unrealized depreciation of $1.3 million for the year ended December 31, 2006. The $6.3 million increase from 2006 was attributable to an unrealized appreciation increase on our portfolio securities of $5.1 million and unrealized depreciation on our corporate notes that was $1.2 million less than in 2006.

For the year ended December 31, 2006, net unrealized depreciation was $1.3 million, compared to net unrealized depreciation of $0.4 million for the year ended December 31, 2005. The $0.9 million increase was attributable to unrealized depreciation on our portfolio securities of $0.7 million and unrealized depreciation on our corporate notes of $0.2 million.

Net Realized Gains and Losses

For the year ended December 31, 2007, we realized net capital gains of $6.7 million, consisting of a $5.1 million gain from the sale of warrants and LP units associated with our Piceance Basin investment, a $1.6 million gain from the sale of overriding royalty interests associated with our Chroma investment, a $0.4 million gain from the sale of overriding royalty interests associated with our Sonoran investment, and a $0.4 million loss from the sale of $6.0 million in corporate notes.

For the year ended December 31, 2006, we realized capital losses of $0.3 million on the sale of $4.0 million in corporate notes.

Net Increase and Decrease in Stockholders’ Equity from Operations

For the year ended December 31, 2007, we had a 105.8% net increase in stockholders’ equity (net assets) resulting from operations of $31.0 million, or $1.78 per share, compared to a net increase of $15.0 million, or $0.86 per share for the year ended December 31, 2006.

For the year ended December 31, 2006, we had a 32% net increase in stockholders’ equity (net assets) resulting from operations of $15.0 million, or $0.86 per share, compared to a net increase of $11.4 million, or $0.65 per share for the year ended December 31, 2005.

Financial Condition, Liquidity and Capital Resources

During the twelve months ended December 31, 2007, we generated cash from operations, including interest earned on our portfolio securities, as well as our investments in corporate notes and U.S. Government securities. Five portfolio companies repaid their loans during 2007 totaling $49.7 million and we received additional principal repayments of $76.6 million. We also sold $6.0 million of corporate notes. At December 31, 2007, we had cash and cash equivalents of $18.4 million, investments in U.S. Treasury Bills of $163.9 million and investments in corporate notes of $9.0 million.

Our investments in portfolio securities at December 31, 2007 totaled $284.2 million and consisted of fifteen portfolio companies. During 2007, we added investments of $186.3 million in six new portfolio companies and we funded $46.3 million to existing portfolio companies, for a total of newly invested capital in 2007 of $232.6 million. We have commitments to fund an additional $41.6 million on total committed amounts of $320.7 million. We expect to fund our investments in 2008 from income earned on our portfolio and temporary investments and from borrowings under our Credit Agreement (See description under “Credit Facility” below). In the future, we may also fund a portion of our investments with issuances of equity or senior debt securities. We may also securitize a portion of our investments in mezzanine or senior secured loans or other assets. We expect our primary use of funds to be investments in portfolio companies, cash distributions to holders of our common stock and payment of fees and other operating expenses.

Contractual Obligations

A summary of our contractual payment obligations at December 31, 2007 is as follows:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

December 31, 2007:
Long-term debt obligations—revolving credit facilities (1)	$216,000,000	$—	$216,000,000	$—	$—

Total	$216,000,000	$—	$216,000,000	$—	$—

(1)	Excludes accrued interest amounts.

Off-Balance Sheet Arrangements

Currently, we do not engage in any off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Credit Facilities and Borrowings

Under the terms of the Company’s Second Amendment to Treasury Secured Revolving Credit Agreement (the “Treasury Facility”), the lenders party thereto and SunTrust Bank, as administrative agent for the lenders, have extended credit available under the Treasury Facility to an amount not to exceed $175 million by obtaining additional commitments from existing lenders or new lenders. The total amount committed and outstanding under the Treasury Agreement as of December 31, 2007 was $126.25 million. Proceeds from the Treasury Facility are used to facilitate the growth of the Company’s investment portfolio and provide flexibility in the sizing of its portfolio investments. The Treasury Facility has a three-year term and bears interest, at the Company’s option, at either (i) LIBOR plus 25 basis points or (ii) the base rate. As of December 31, 2007, the interest rates on our outstanding borrowings under the Treasury Facility were 5.215% (LIBOR rate of 4.965% plus 25 basis points) on $100 million and 5.14625% (LIBOR rate of 4.89625% plus 25 basis points) on $26.25 million.

The obligations under the Treasury Facility are collateralized by certain securities and are guaranteed by the Company’s existing and future subsidiaries, other than special purpose subsidiaries and certain other subsidiaries. The Treasury Facility contains affirmative and reporting covenants and certain financial ratio and restrictive covenants, including: (a) maintaining a ratio of net asset value to consolidated total indebtedness (excluding net hedging liabilities) of the Company and its subsidiaries, of not less than 2.25:1.0, (b) maintaining a ratio of net asset value to consolidated total indebtedness (including net hedging liabilities) of the Company and its subsidiaries, of not less than 2.0:1.0, (c) maintaining a ratio of EBITDA (excluding revenue from cash collateral) to interest expense (excluding interest on loans under the Treasury Facility) of the Company and its subsidiaries of not less than 3.0:1.0, (d) maintaining a ratio of collateral to the aggregate principal amount of loans under the Treasury Facility of not less than 1.01:1.0, (e) limitations on additional indebtedness, (f) limitations on liens, (g) limitations on mergers and other fundamental changes, (h) limitations on dividends, (i) limitations on disposition of assets other than in the normal course of business, (j) limitations on transactions with affiliates, (k) limitations on agreements that prohibit liens on properties of the Company and its subsidiary guarantors, (l) limitations on sale and leaseback transactions, (m) limitations on speculative hedging transactions, and (n) limitations on the aggregate amount of unfunded commitments.

Under the terms of the Company’s Amended and Restated Revolving Credit Agreement (the “Investment Facility”), the lenders have agreed to extend revolving credit to the Company in an amount not to exceed $100 million, with the ability to increase the credit available to an amount not to exceed $175 million by obtaining additional commitments from existing lenders or new lenders. The total amount committed was

$100 million and $89.75 million was outstanding under the Investment Facility as of December 31, 2007. The Investment Facility has a three-year term and bears interest, at the Company’s option, at either (i) LIBOR plus 125 to 225 basis points, based on the degree of leverage of the Company or (ii) the base rate plus 0 to 75 basis points, based on the degree of leverage of the Company. Proceeds from the Investment Facility will be used to supplement the Company’s equity capital to make portfolio investments. As of December 31, 2007, the interest rates were 6.215% on $10 million, 6.14625% on $8.75 million, 6.095% on $16 million and 6.105% on $55 million. All interest rates quoted are LIBOR plus 125 basis points.

The obligations under the Investment Credit Agreement are collateralized by substantially all of the Company’s assets, except certain assets that collateralize the Treasury Facility and are guaranteed by the Company’s existing and future subsidiaries, other than special purpose subsidiaries and certain other subsidiaries. The Investment Facility contains affirmative and reporting covenants and certain financial ratio and restrictive covenants, including: (a) maintaining a ratio of net asset value to consolidated total indebtedness (excluding net hedging liabilities) of the Company and its subsidiaries, of not less than 2.25:1.0, (b) maintaining a ratio of net asset value to consolidated total indebtedness (including net hedging liabilities) of the Company and its subsidiaries, of not less than 2.0:1.0, (c) maintaining a ratio of net income (excluding revenue from collateral under the Treasury Facility) plus interest, taxes, depreciation and amortization expenses (“EBITDA”) to interest expense (excluding interest on loans under the Treasury Facility) of the Company and its subsidiaries of not less than 3.0:1.0, (d) limitations on additional indebtedness, (e) limitations on liens, (f) limitations on mergers and other fundamental changes, (g) limitations on dividends, (h) limitations on disposition of assets other than in the normal course of business, (i) limitations on transactions with affiliates, (j) limitations on agreements that prohibit liens on properties of the Company and its subsidiary guarantors, (k) limitations on sale and leaseback transactions, (l) limitations on speculative hedging transactions and (m) limitations on the aggregate amount of unfunded commitments.

From time to time, certain of the lenders may provide customary commercial and investment banking services to the Company.

The Manager has agreed to waive permanently, subsequent to September 30, 2007, that portion of the management fee attributable to U.S. Treasury securities acquired with borrowings under our credit facilities to the extent the amount of such securities exceeds $100 million.

In addition to our credit facility, we may also fund a portion of our investments with issuances of equity or senior debt securities. We may also securitize a portion of our investments in mezzanine or senior secured loans or other assets. We expect our primary use of funds to be investments in portfolio companies, cash distributions to holders of our common stock and payment of fees and other operating expenses.

Dividends

We intend to continue to pay quarterly dividends to our stockholders out of assets legally available for distribution. Our Board of Directors determines our quarterly dividends, if any.

We have elected to operate our business so as to be taxable as a RIC for federal income tax purposes. As a RIC, we generally will not be required to pay corporate-level federal income taxes on any ordinary income or capital gains that we distribute to our stockholders as dividends. To maintain our RIC status, we must meet specific source-of-income and asset diversification requirements and distribute annually an amount equal to at least 90% of our “investment company taxable income” (which generally consists of ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, reduced by deductible expenses) and net tax-exempt interest. In order to avoid certain excise taxes imposed on RICs, we must distribute during each calendar year an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98% of our capital gain net income (i.e., realized capital gains in excess of realized capital losses) for the one-year period ending on October 31 in that calendar year, and (3) 100% of any ordinary income or capital gain net income not distributed in prior years. We currently intend to make sufficient distributions to satisfy the annual distribution requirement and to avoid the excise taxes.

Although we currently intend to distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, we may in the future decide to retain such capital gains for investment and designate such retained amount as a deemed distribution.

We have established a dividend reinvestment plan that provides for reinvestment of our dividends and distributions on behalf of our stockholders, unless a stockholder elects to receive cash as provided below. As a result, if our Board of Directors authorizes, and we declare, a cash dividend, then our stockholders who have not “opted out” of our dividend reinvestment plan will have their dividends automatically reinvested in additional shares of our common stock, rather than receiving the cash dividends.

No action is required on the part of a registered stockholder to have the stockholder’s dividend reinvested in shares of our common stock. The plan administrator will set up an account for shares acquired through the plan for each stockholder who has not elected to receive dividends in cash, a participant, and hold such shares in non-certificated form. A registered stockholder may terminate participation in the plan at any time and elect to receive dividends in cash by notifying the plan administrator in writing so that such notice is received by the plan administrator no later than 10 days prior to the record date for dividends to stockholders. Participants may terminate participation in the plan by notifying the plan administrator via its website at www.amstock.com, by filling out the transaction request form located at the bottom of their statement and sending it to the plan administrator at American Stock Transfer & Trust Company, P. O. Box 922, Wall Street Station, New York, NY 10269-0560 or by calling the plan administrator’s Interactive Voice Response System at 1-888-888-0313. Within 20 days following receipt of a termination notice by the plan administrator and according to a participant’s instructions, the plan administrator will either: (a) maintain all shares held by such participant in a plan account designated to receive all future dividends and distributions in cash; (b) issue certificates for the whole shares credited to such participant’s plan account and issue a check representing the value of any fractional shares to such participant; or (c) sell the shares held in the plan account and remit the proceeds of the sale, less any brokerage commissions that may be incurred and a $15.00 transaction fee, to such participant at his or her address of record at the time of such liquidation. A stockholder who has elected to receive dividends in cash may re-enroll in the plan at any time by providing notice to the plan administrator.

Those stockholders whose shares are held by a broker or other financial intermediary may receive dividends in cash by notifying their broker or other financial intermediary of their election.

We intend to primarily use newly issued shares to implement the plan. However, we reserve the right to purchase shares in the open market in connection with our implementation of the plan. The number of newly issued shares to be issued to a stockholder is determined by dividing the total dollar amount of the dividend payable to such stockholder by the average market price per share of our common stock at the close of regular trading on the exchange or market on which our shares of common stock are listed for the five trading days preceding the valuation date for such dividend. The number of shares of our common stock to be outstanding after giving effect to payment of the dividend cannot be established until the value per share at which additional shares will be issued has been determined and elections of our stockholders have been tabulated.

We may not use newly issued shares to pay a dividend if the market price of our shares is less than our net asset value per share. In such event, the cash dividend will be paid to the plan administrator who will purchase shares in the open market for credit to the accounts of plan participants unless the average of the closing sales prices for the shares for the five days immediately preceding the payment date exceeds 110% of the most recently reported net asset value per share. The allocation of shares to the participants’ plan accounts will be based on the average cost of the shares so purchased, including brokerage commissions. The plan administrator will reinvest all dividends and distributions as soon as practicable, but no later than the next ex-dividend date, except to the extent necessary to comply with applicable provisions of the federal securities laws. Interest will not be paid on any uninvested cash payment.

There will be no brokerage charges or other charges to stockholders who participate in the plan. The plan administrator’s fees under the plan will be paid by us.

The plan may be terminated by us upon notice in writing mailed to each participant at least 30 days prior to any record date for the payment of any dividend by us. When a plan participant withdraws from the plan or when the plan is terminated, the participant will receive a cash payment for any fractional shares of our common stock based on the market price on the date of withdrawal or termination. All correspondence concerning the plan should be directed to the plan administrator by mail at American Stock Transfer & Trust Company, 59 Maiden Lane, New York, NY 10038.

The automatic reinvestment of dividends and distributions will not relieve a participant of any income tax liability associated with such dividend or distribution. A U.S. stockholder participating in the plan will be treated for U.S. federal income tax purposes as having received a dividend or distribution in an equal amount to the cash that the participant could have received instead of shares. The tax basis of such shares will equal the amount of such cash. A participant will not realize any taxable income upon receipt of a certificate for whole shares credited to the participant’s account whether upon the participant’s request for a specified number of shares or upon termination of enrollment in the plan. Each participant will receive each year a Form 1099 with respect to the U.S. federal income tax status of all dividends and distributions during the previous year. For tax consequences associated with the dividend reinvestment plan, see the discussion under “Material U.S. Federal Income Tax Considerations.”

A copy of our dividend reinvestment plan is available on our corporate website, www.ngpcrc.com, in the investor relations section.

As of December 31, 2007, holders of 1,605,164 shares, or approximately 9.2% of outstanding shares, were participants in our dividend reinvestment plan.

During 2007, we declared dividends totaling $1.44 per share on our common stock for our stockholders.

Portfolio Credit Quality

We maintain a system to evaluate the credit quality of our investments. While incorporating quantitative analysis, this system is a qualitative assessment. This system is intended to reflect the overall performance of a portfolio company’s business, the collateral coverage of an investment, and other relevant factors. Based on this system, as of December 31, 2007, substantially all of our investments in portfolio companies were performing satisfactorily. Of the nineteen rated investments in fifteen portfolio companies, compared to the prior quarter end, two improved in rating, three declined in rating, twelve retained the same rating, and one new investment was not previously rated. Five investments approximating $31.5 million, or approximately 11% of the $284.2 million in targeted investments, are carried on our watch list due to slower than expected development of the assets supporting the investments or deterioration in asset coverage.

Subsequent Events

In January 2008, BSR Alto’s Term Loan was fully repaid at par from proceeds from the sale of its assets to a third party. As of September 30, 2007, the Company had written down the value of its investment in the BSR Alto Term Loan by $0.5 million. Upon repayment, this impairment was recovered in full.

In March 2008, the Company closed a $15 million investment in BioEnergy International, LLC (“BioEnergy”) a private, alternative fuels and specialty chemicals company based in Quincy, Massachusetts. The investment consists of a $5 million participation in a $30 million Senior Secured Tranche C Term Loan and a $10 million participation in a $62 million Senior Secured Notes issue. As partial consideration for providing the investment, the Company received LLC units in a subsidiary of BioEnergy and warrants in BioEnergy. Proceeds from the investment will be used by BioEnergy to construct a fully contracted 108 MMGPY ethanol plant in Clearfield County, Pennsylvania and to fund development of bio-refinery technologies.

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

We anticipate that we will use a combination of long-term and short-term borrowings to supplement our equity capital to finance our investing activities. We expect to use our revolving line of credit as a means to bridge to long-term financing. These borrowings will rank senior in our capital structure to interests of our stockholders and, thus, will have a senior claim on earnings and cash flows generated by our investment portfolio. To the extent that we are able to invest the borrowed money at rates in excess of the cost of that money, we will generate greater returns on our equity capital than would have been the case without the borrowed money. However, if we have losses in our investment portfolio, we must first service or repay the borrowings. This would potentially subject our stockholders to the risk of greater loss than would have been the case without the borrowed money. Elaboration of the risks associated with the issue of senior securities is provided in “Risk Factors”.

Another facet of utilizing borrowed money to make investments is that our net investment income will be dependent upon the difference, or spread, between the rate at which we borrow funds and the rate at which we invest those funds. We mitigate the risk of asymmetric movements in the cost of borrowing versus investment return generally by following a practice of funding floating rate investments with equity capital or floating rate debt, and fixed rate investments with equity capital or fixed rate debt. As of December 31, 2007, approximately 20% of the investments in our portfolio were at fixed rates, while approximately 80% were at variable rates. In addition, we may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of NGP Capital Resources Company:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of NGP Capital Resources Company and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

March 12, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

NGP Capital Resources Company:

We have audited the accompanying financial highlights of NGP Capital Resources Company for the period August 6, 2004 (commencement of operations) through December 31, 2004. These financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial highlights based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial highlights are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial highlights. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial highlight presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial highlights referred to above present fairly, in all material respects, the financial highlights of NGP Capital Resources Company for the period August 6, 2004 (commencement of operations) through December 31, 2004, in conformity with U.S. generally accepted accounting principles.

KPMG LLP

Fort Worth, Texas

April 7, 2005

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED BALANCE SHEETS

	December 31, 2007	December 31, 2006
Assets
Investments in portfolio securities at fair value (cost: $277,947,454 and $170,863,203, respectively)	$284,228,573	$172,025,498
Investments in corporate notes at fair value (cost: $11,631,599 and $17,681,646, respectively)	8,955,500	15,116,080
Investments in U.S. Treasury Bills, at amortized cost which approximates fair value	163,925,625	142,669,579

Total investments	457,109,698	329,811,157

Cash and cash equivalents	18,437,115	12,334,329
Accounts receivable	17,569	452,916
Interest receivable	647,839	1,400,757
Prepaid assets	2,020,655	1,598,501

Total assets	$478,232,876	$345,597,660

Liabilities and stockholders’ equity (net assets)
Current liabilities
Accounts payable	$928,761	$965,105
Management and incentive fees payable	2,032,107	1,374,299
Dividends payable	9,012,671	—

Total current liabilities	11,973,539	2,339,404

Long-term debt	216,000,000	100,000,000

Total liabilities	227,973,539	102,339,404

Commitments and contingencies (Note 8)

Stockholders’ equity (net assets)
Common stock, $.001 par value, 250,000,000 shares authorized; 17,500,332 and 17,422,268 issued and 17,500,332 and 17,422,268 outstanding, respectively	17,500	17,422
Paid-in capital in excess of par	245,881,078	244,660,173
Undistributed net investment income (loss)	(103,394)	229,791
Undistributed net realized capital gain (loss)	859,133	(245,859)
Net unrealized appreciation (depreciation) of portfolio securities and corporate notes	3,605,020	(1,403,271)

Total stockholders’ equity (net assets)	250,259,337	243,258,256

Total liabilities and stockholders’ equity (net assets)	$478,232,876	$345,597,660

Net asset value per share	$14.30	$13.96

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31, 2007	Year ended December 31, 2006	Year ended December 31, 2005
Investment income
Interest income	$37,039,430	$26,905,712	$16,960,044
Dividend income	154,580	123,750	33,250
Other income	305,350	487,631	313,500

Total investment income	37,499,360	27,517,093	17,306,794

Operating expenses
Management fees	6,460,452	4,721,893	3,669,518
Incentive fees	436,575	15,834	29,655
Organization costs	—	—	1,111
Professional fees	755,047	713,969	866,880
Insurance expense	566,706	570,462	570,891
Interest expense and fees	7,397,543	2,554,546	199,983
State franchise taxes	71,932	142,517	—
Other general and administrative expenses	2,672,756	2,251,668	1,560,847

Total operating expenses	18,361,011	10,970,889	6,898,885

Net investment income (loss)	19,138,349	16,546,204	10,407,909
Net realized capital gain (loss) on portfolio securities and corporate notes	6,721,176	(245,859)	1,338,351
Net increase (decrease) in unrealized appreciation (depreciation) on portfolio securities and corporate notes	5,008,291	(1,299,127)	(394,933)

Net increase (decrease) in stockholders’ equity (net assets) resulting from operations	$30,867,816	$15,001,218	$11,351,327

Net increase (decrease) in stockholders’ equity (net assets) resulting from operations per common share	$1.78	$0.86	$0.65

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (NET ASSETS)

	Common Stock		Paid-in Capital in Excess of Par	Undistributed Net Investment Income (Loss)	Undistributed Net Realized Capital Gain (Loss)	Net Unrealized Appreciation (Depreciation) of Portfolio Securities and Corporate Notes	Total Stockholders’ Equity (Net Assets)

	Shares	Amount
Balance at December 31, 2004	17,400,100	$17,400	$243,730,641	$—	$—	$290,789	$244,038,830
Offering costs	—	—	(7,606)	—	—	—	(7,606)
Net increase (decrease) in stockholders’ equity (net assets) resulting from operations	—	—	586,225	9,821,684	1,338,351	(394,933)	11,351,327
Dividends declared	—	—	—	(10,145,715)	(1,338,351)	—	(11,484,066)

Balance at December 31, 2005	17,400,100	$17,400	$244,309,260	$(324,031)	$—	$(104,144)	$243,898,485
Net increase (decrease) in stockholders’ equity (net assets) resulting from operations	—	—	(15,710)	16,561,914	(245,859)	(1,299,127)	15,001,218
Dividends declared	—	—	—	(16,008,092)	—	—	(16,008,092)
Issuance of common stock under dividend reinvestment plan	22,168	22	366,623	—	—	—	366,645

Balance at December 31, 2006	17,422,268	$17,422	$244,660,173	$229,791	$(245,859)	$(1,403,271)	$243,258,256
Net increase in stockholders’ equity (net assets) resulting from operations	—	—	(64,170)	19,202,519	6,721,176	5,008,291	30,867,816
Dividends declared	—	—	—	(19,535,704)	(5,616,184)	—	(25,151,888)
Issuance of common stock under dividend reinvestment plan	78,064	78	1,285,075	—	—	—	1,285,153

Balance at December 31, 2007	17,500,332	$17,500	$245,881,078	$(103,394)	$859,133	$3,605,020	$250,259,337

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31, 2007	Year ended December 31, 2006	Year ended December 31, 2005
Cash flows from operating activities
Net increase in stockholders’ equity (net assets) resulting from operations	$30,867,816	$15,001,218	$11,351,327
Adjustments to reconcile net increase in stockholders’ equity (net assets) resulting from operations to net cash used in operating activities
Payment-in-kind interest	(4,453,300)	(807,813)	—
Payment-in-kind dividend	(154,580)	(123,750)	(33,250)
Net amortization of premiums, discounts and fees	(2,961,360)	(1,435,683)	(1,129,615)
Unrealized appreciation (depreciation) on portfolio securities and corporate notes	(5,008,291)	1,299,127	394,933
Effects of changes in operating assets and liabilities
Accounts receivable	435,347	(401,951)	29,035
Interest receivable	752,918	(791,211)	(306,062)
Prepaid assets	(422,154)	(1,022,472)	(84,427)
Accounts payable	621,464	1,532,649	293,581
Purchase of investments in portfolio securities	(225,828,429)	(138,180,371)	(58,449,304)
Redemption of investments in portfolio securities	126,356,095	61,486,485	33,597,539
Net sale of investments in agency and auction rate securities	—	—	41,301,002
Purchase of investments in corporate notes	—	—	(51,167,818)
Sale of investments in corporate notes	6,007,370	4,005,371	29,357,422
Net purchase of investments in U.S. Treasury Bills	(21,256,046)	(21,151,383)	(121,411,533)

Net cash provided by (used in) operating activities	(95,043,150)	(80,589,784)	(116,257,170)

Cash flows from financing activities
Borrowings under revolving credit facility	123,285,000	100,000,000	—
Repayments on revolving credit facility	(7,285,000)	—	—
Offering costs from the issuance of common stock	—	—	(7,606)
Dividends paid	(14,854,064)	(20,426,475)	(6,699,038)

Net cash provided by (used in) financing activities	101,145,936	79,573,525	(6,706,644)

Net increase (decrease) in cash and cash equivalents	6,102,786	(1,016,259)	(122,963,814)
Cash and cash equivalents, beginning of period	12,334,329	13,350,588	136,314,402

Cash and cash equivalents, end of period	$18,437,115	$12,334,329	$13,350,588

Supplemental disclosure
Cash paid for interest	$6,766,621	$1,906,916	$—
Cash paid for taxes	$46,811	$142,517	$—
Non-cash financing activities
Issuance of common stock in conjunction with dividend reinvestment plan	$1,285,153	$366,645	$—

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2007

Portfolio Company	Energy Industry Segment	Investment (2) (4)	Principal	Cost	Fair Value (3)
TARGETED INVESTMENTS

Venoco, Inc. (1)	Oil & Natural Gas	Senior Notes (7)	$8,000,000	$7,967,385	$7,920,000
	Production and Development	(8.75%, due 12/15/2011)

Venoco, Inc. (1)	Oil & Natural Gas	Senior Notes (7) (8.75%, due	4,000,000	3,945,870	3,960,000
	Production and Development	12/15/2011)

Chroma Exploration & Production, Inc. (1)	Oil & Natural Gas Production and Development	9,154 Shares Series A Participating Convertible Preferred Stock (11)	—	2,221,710	—

		8,359 Shares Series AA Participating Convertible Preferred Stock	—	2,089,870	2,089,870

		8.11 Shares Common Stock (5)	—	—	—

		Warrants (5)	—	—	—

Resaca Exploitation, LP (1)	Oil & Natural Gas Production and Development	Senior Secured Multiple-Advance Tranche A Term Loan (LIBOR + 6.00%, due 5/01/2012)	26,993,572	26,493,374	26,493,374

		Overriding Royalty Interest (6)	30,000	29,821	400,000

		Senior Secured Tranche B Term Loan (LIBOR + 9.00%, due 11/30/2007) (9)	6,000,000	6,000,000	6,000,000

		Overriding Royalty Interest (6)	30,000	29,821	400,000

		Senior Subordinated Secured Convertible Term Loan (6.00% cash, 8.00% PIK, due 5/01/2012)	4,000,000	4,000,000	4,000,000

Crossroads Energy, LP (1)	Oil & Natural Gas Production and Development	Senior Secured Multiple-Advance Term Loan	4,188,715	4,124,169	4,124,169
		(LIBOR + 5.50% cash, +7.50% PIK - until 12/29/07, cash only thereafter, due 6/29/2009)

		Overriding Royalty Interest (6)	10,000	8,029	250,000

Rubicon Energy Partners, LLC (8)	Oil & Natural Gas Production and Development	Senior Subordinated Secured Multiple-Advance Term Loan (LIBOR + 8.00%, due 5/01/2010)	2,285,000	2,285,000	2,285,000

		LLC Units (4,000 units) (5)	—	4,000,000	12,000,000

BSR Alto, LLC (1)	Oil & Natural Gas Production and Development	Senior Secured Multiple-Advance Term Loan	2,428,449	2,345,468	2,345,468
		(LIBOR + 5.50% cash, +7.50% PIK - until 8/17/08, cash only thereafter, due 8/17/2009)

		Overriding Royalty Interest (6)	30,000	28,885	—

		Warrants (5)	10,000	10,000	—

BSR Loco Bayou, LLC (1)	Oil & Natural Gas Production and Development	Senior Secured Multiple-Advance Term Loan	2,926,309	2,592,998	1,730,910
		(LIBOR + 5.50% cash, +7.50% PIK - until 8/15/08, cash only thereafter, due 8/15/2009) (11)

		Overriding Royalty Interest (5) (6)	20,000	20,000	20,000

		Warrants (5)	10,000	10,000	—

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2007

(Continued)

Portfolio Company	Energy Industry Segment	Investment (2) (4)	Principal	Cost	Fair Value (3)
TARGETED INVESTMENTS - Continued

Nighthawk Transport I, LP (1)	Energy Services	Second Lien Term Loan B (LIBOR + 8.00%, due 10/03/2010)	14,901,476	13,929,840	13,929,840

		LP Units (5)	224	224	150,000

		Warrants (5)	850,000	850,000	850,000

		Second Lien Delayed Draw Term Loan B (LIBOR + 8.00%, due 10/03/2010)	1,655,695	1,628,633	1,628,633

Sonoran Energy, Inc. (1)	Oil & Natural Gas Production and Development	Warrants (5)	10,000	10,000	10,000

Alden Resources, LLC (1)	Coal Production	Senior Secured Multiple-Advance Term Loan (LIBOR + 8.00% cash, + 10.00% PIK - until 2/29/2008) cash only thereafter, due 1/05/2013)	35,459,204	32,528,411	32,528,411

		Royalty Interest (6)	2,660,000	2,627,152	2,660,000

		Warrants (5)	100,000	100,000	100,000

Tammany Oil & Gas, LLC (1)	Oil & Natural Gas Production and Development	Senior Secured Multiple-Advance Term Loan (LIBOR + 6.00%, due 3/21/2010)	24,285,796	23,902,648	23,902,648

		Overriding Royalty Interest (5) (6)	200,000	200,000	300,000

TierraMar Energy LP (8)	Oil & Natural Gas	Overriding Royalty Interest (6)	20,000	18,248	200,000

	Production and Development	Class A Preferred LP Units (5)	15,184,857	15,184,857	15,184,857

Anadarko Petroleum Corporation 2007-III Drilling Fund (1)	Oil & Natural Gas Production and Development	Multiple-Advance Net Profits Interest (Due 4/23/2032)	71,325,081	71,347,702	71,347,702

Formidable, LLC (1)	Oil & Natural Gas Production and Development	Senior Secured Multiple- Advance Term Loan (LIBOR + 5.50% cash, +7.50% PIK , due 12/31/2007) (10)	34,421,803	34,421,803	34,421,803

		Warrants (5)	500,000	500,000	500,000

DeanLake Operator, LLC (1)	Oil & Natural Gas Production and Development	Senior Secured Multiple-Advance Term Loan (LIBOR + 7.00%, due 6/25/2010)	12,709,080	12,465,888	12,465,888

		Overriding Royalty Interest (6)	20,000	19,648	20,000

		Warrants (5)	10,000	10,000	10,000

Subtotal Targeted Investments (59.79% of total investments)				$277,947,454	$284,228,573

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2007

(Continued)

Issuing Company	Energy Industry Segment	Investment (2) (4)	Principal	Cost	Fair Value (3)
CORPORATE NOTES
Pioneer Natural Resources Co.	Oil & Natural Gas Production and Development	Senior Notes, 7.2%, due 2028	$10,000,000	$11,631,599	$8,955,500

Subtotal Corporate Notes ( 1.88% of total investments)				$11,631,599	$8,955,500

GOVERNMENT SECURITIES
U.S. Treasury Bills	Government	U.S. Treasury Bills, 2.713%, due 01/10/2008	$8,000,000	$7,994,660	$7,994,660
U.S. Treasury Bills	Government	U.S. Treasury Bills, 2.713%, due 01/10/2008	12,000,000	11,991,990	11,991,990
U.S. Treasury Bills	Government	U.S. Treasury Bills, 2.713%, due 01/10/2008	12,000,000	11,991,990	11,991,990
U.S. Treasury Bills	Government	U.S. Treasury Bills, 2.713%, due 01/10/2008	12,000,000	11,991,990	11,991,990
U.S. Treasury Bills	Government	U.S. Treasury Bills, 2.713%, due 01/10/2008	12,000,000	11,991,990	11,991,990
U.S. Treasury Bills	Government	U.S. Treasury Bills, 2.713%, due 01/10/2008	12,000,000	11,991,990	11,991,990
U.S. Treasury Bills	Government	U.S. Treasury Bills, 2.713%, due 01/10/2008	12,000,000	11,991,990	11,991,990
U.S. Treasury Bills	Government	U.S. Treasury Bills, 2.713%, due 01/10/2008	12,000,000	11,991,990	11,991,990
U.S. Treasury Bills	Government	U.S. Treasury Bills, 2.713%, due 01/10/2008	12,000,000	11,991,990	11,991,990
U.S. Treasury Bills	Government	U.S. Treasury Bills, 2.713%, due 01/10/2008	12,000,000	11,991,990	11,991,990
U.S. Treasury Bills	Government	U.S. Treasury Bills, 2.713%, due 01/10/2008	12,000,000	11,991,990	11,991,990
U.S. Treasury Bills	Government	U.S. Treasury Bills, 2.471%, due 01/10/2008	36,033,000	36,011,065	36,011,065

Subtotal Government Securities (34.45% of total investments)				$163,925,625	$163,925,625

CASH
Subtotal Cash (3.88% of total investments)				$18,437,115	$18,437,115

TOTAL INVESTMENTS, CASH AND CASH EQUIVALENTS				$471,941,793	$475,546,813

LIABILITIES IN EXCESS OF OTHER ASSETS					$(225,287,476)

NET ASSETS					$250,259,337

(1)	Portfolio company is not controlled by or affiliated with us as defined by the Investment Company Act of 1940.
(2)	Percentages represent interest rates in effect at December 31, 2007, and due dates represent the contractual maturity dates.
(3)	Fair value of targeted investments is determined by or under the direction of the Board of Directors.
(4)	All investments are in entities with primary operations in the United States of America.
(5)	Non-income producing securities.
(6)	Securities are subject to restrictions as to their sale.
(7)	Upon the March 30, 2006 closing of Venoco, Inc.’s TexCal acquisition, Venoco Inc.’s senior notes became collateralized by second priority liens.
(8)	Portfolio company is controlled by us as defined by the Investment Company Act of 1940.
(9)	Forbearance granted on maturity date until February 29, 2008. The Manager is in the process of renegotiating the Tranche B note with Resaca.
(10)	Maturity dated extended until March 31, 2008.
(11)	Non-accrual status.

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2006

Portfolio Company (1)	Investment (2) (4)	Principal	Cost	Fair Value (3)
TARGETED INVESTMENTS
Venoco, Inc.	Senior Notes (7) (8.75%, due 12/15/2011)	$8,000,000	$7,960,772	$7,900,000

Venoco, Inc.	Senior Notes (7) (8.75%, due 12/15/2011)	4,000,000	3,934,993	3,950,000

TierraMar Energy, LLC	Senior Secured Multiple-Advance Term Loan (LIBOR + 6.00% cash, +7.50% PIK, due 5/13/2008)	9,183,372	9,054,033	9,054,033

	Overriding Royalty Interest (6)	20,000	18,623	200,000

	Warrants (5)	10,000	10,000	200,000

C-Gas, LLC	Senior Secured Multiple-Advance Term Loan (LIBOR + 5.50% cash, +7.50% PIK, due 4/25/2009)	17,749,511	17,534,057	17,534,057

	Overriding Royalty Interest (6)	45,000	44,651	200,000

	Senior Secured Multiple-Advance Supplemental Term Loan (LIBOR + 5.50% cash, +7.50% PIK, due 2/28/2007)	4,300,000	4,251,351	4,251,351

Atchee CBM, LLC	Senior Secured Multiple-Advance Term Loan (LIBOR + 5.50% cash, +7.50% PIK, due 4/25/2009)	1,391,562	1,369,123	1,369,123

	Overriding Royalty Interest (5)(6)	5,000	5,000	5,000

	Senior Secured Multiple-Advance Supplemental Term Loan (LIBOR + 5.50% cash, +7.50% PIK, due 2/28/2007)	713,036	705,373	705,373

Chroma Exploration & Production, Inc.	Tranche A - Senior Secured Multiple-Advance Term Loan (LIBOR + 7.75% until Tranche B payoff, +6.00% thereafter, due 9/20/2008)	15,000,000	14,781,240	14,781,240

	Overriding Royalty Interest (6)	87,500	82,687	400,000

	8,628 Shares Series A Participating Convertible Preferred Stock	—	2,157,000	2,157,000

	8.11 Shares Common Stock	—	—	—

	Tranche B - Senior Secured Multiple-Advance Term Loan (LIBOR + 7.75%, due 4/04/2007)	1,325,000	1,300,609	1,300,609

Piceance Basin Properties, LLC	Senior Secured Multiple-Advance Term Loan (11.3868%, due 10/31/2010)	5,495,802	5,540,185	5,540,185

	LLC Units (19,900 units)	—	40,876	19,745

	Warrants (5)	25,000	25,000	25,000

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2006

(Continued)

Portfolio Company (1)	Investment (2) (4)	Principal	Cost	Fair Value (3)
Resaca Exploitation, LP	Senior Secured Multiple-Advance Tranche A Term Loan (LIBOR + 6.00%, due 5/01/2012)	21,800,000	21,443,100	21,443,100

	Overriding Royalty Interest (6)	30,000	30,000	125,000

	Senior Secured Tranche B Term Loan (LIBOR + 9.00%, due 8/01/2007)	6,000,000	5,926,736	5,926,736

	Overriding Royalty Interest (6)	30,000	30,000	125,000

	Senior Subordinated Secured Convertible Term Loan (6.00% Cash, 8.00% PIK, due 05/01/2012)	4,000,000	4,000,000	4,000,000

Crossroads Energy, LP	Senior Secured Multiple-Advance Term Loan (LIBOR + 5.50% Cash, +7.5% PIK - until 12/29/07, cash only thereafter, due 6/29/2009)	1,723,533	1,673,251	1,673,251

	Overriding Royalty Interest (6)	10,000	9,926	70,000

Rubicon Energy Partners, LLC	Senior Secured Multiple-Advance Term Loan (LIBOR + 6.50%, due 7/26/2010)	32,595,949	32,136,463	32,136,463

	LLC Units (4,000 units )	—	4,000,000	4,000,000

BSR Alto, LLC	Senior Secured Multiple-Advance Term Loan (LIBOR + 5.50% Cash, +7.5% PIK - until 8/17/08, cash only thereafter, due 8/17/2009)	1,838,943	1,708,559	1,708,559

	Overriding Royalty Interest (6)	30,000	29,922	75,000

	Warrants (5)	10,000	10,000	100,000

BSR Loco Bayou, LLC	Senior Secured Multiple-Advance Term Loan (LIBOR + 5.50% Cash, +7.5% PIK - until 8/15/08, cash only thereafter, due 8/15/2009)	2,188,432	2,010,533	2,010,533

	Overriding Royalty Interest (5)(6)	20,000	20,000	20,000

	Warrants (5)	10,000	10,000	10,000

Nighthawk Transport I, LP	Senior Secured Term Loan A (LIBOR + 3.50%, due 6/15/2010)	2,159,443	2,128,317	2,128,317

	Second Lien Term Loan B (LIBOR + 8.00%, due 6/15/2011)	3,760,863	3,686,628	3,686,628

	Second Lien Delayed Draw Term Loan B (LIBOR + 8.00%, due 6/15/2011)	3,387,585	3,320,190	3,320,190

	Warrants (5)	—	224	224

Energy XXI Gulf Coast, Inc.	Second Lien Term Loan (LIBOR + 5.50%, due 4/04/2010)	14,000,000	14,000,000	14,000,000

Sonoran Energy, Inc.	Senior Secured Multiple-Advance Term Loan (LIBOR + 6.00%, due 2/28/2008)	6,000,000	5,763,781	5,763,781

	Overriding Royalty Interest (6)	100,000	100,000	100,000

	Warrants (5)	10,000	10,000	10,000

Subtotal Targeted Investments (50.28% of total investments)			$170,863,203	$172,025,498

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2006

(Continued)

Issuing Company	Investment (4)	Principal	Cost	Value
CORPORATE NOTES
Pioneer Natural Resources Co.	Senior Notes, 7.2%, due 2028	$10,000,000	$11,673,809	$9,418,600
XTO Energy, Inc.	Senior Notes, 5.0%, due 2015	6,000,000	6,007,837	5,697,480

Subtotal Corporate Notes ( 4.42% of total investments)			$17,681,646	$15,116,080

GOVERNMENT SECURITIES
U.S. Treasury Bills	U.S. Treasury Bills, 4.967%, due 02/22/2007	$7,407,000	$7,355,217	$7,355,217
U.S. Treasury Bills	U.S. Treasury Bills, 4.967%, due 02/22/2007	12,000,000	11,916,107	11,916,107
U.S. Treasury Bills	U.S. Treasury Bills, 4.967%, due 02/22/2007	12,000,000	11,916,107	11,916,107
U.S. Treasury Bills	U.S. Treasury Bills, 4.967%, due 02/22/2007	12,000,000	11,916,107	11,916,107
U.S. Treasury Bills	U.S. Treasury Bills, 4.967%, due 02/22/2007	12,000,000	11,916,107	11,916,107
U.S. Treasury Bills	U.S. Treasury Bills, 4.967%, due 02/22/2007	12,000,000	11,916,107	11,916,107
U.S. Treasury Bills	U.S. Treasury Bills, 4.967%, due 02/22/2007	12,000,000	11,916,107	11,916,107
U.S. Treasury Bills	U.S. Treasury Bills, 4.967%, due 02/22/2007	12,000,000	11,916,107	11,916,107
U.S. Treasury Bills	U.S. Treasury Bills, 4.967%, due 02/22/2007	12,000,000	11,916,107	11,916,107
U.S. Treasury Bills	U.S. Treasury Bills, 4.250%, due 01/04/2007	10,000,000	9,996,458	9,996,458
U.S. Treasury Bills	U.S. Treasury Bills, 4.380%, due 01/04/2007	30,000,000	29,989,048	29,989,048

Subtotal Government Securities (41.7% of total investments)			$142,669,579	$142,669,579

CASH
Subtotal Cash (3.6% of total investments)			$12,334,329	$12,334,329

TOTAL INVESTMENTS, CASH AND CASH EQUIVALENTS			$343,548,757	$342,145,486

LIABILITIES IN EXCESS OF OTHER ASSETS				$(98,887,230)

NET ASSETS				$243,258,256

(1)	None of our portfolio companies are controlled by or affiliated with us as defined by the Investment Company Act of 1940.
(2)	Percentages represent interest rates in effect at December 31, 2006, and due dates represent the contractual maturity dates.
(3)	Fair value of targeted investments is determined by or under the direction of the Board of Directors.
(4)	All investments are in entities with primary operations in the United States of America.
(5)	Non-income producing securities.
(6)	Securities are subject to restrictions as to their sale.
(7)	Upon the March 30, 2006 closing of Venoco, Inc.’s TexCal acquisition, Venoco Inc.’s senior notes became collateralized by second priority liens.

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

Note 1: Organization

NGP Capital Resources Company (the “Company”) was organized as a Maryland corporation in July 2004. The Company has elected to be regulated as a business development company, (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for federal income tax purposes the Company has elected to be treated as a regulated investment company, (“RIC”), under the Internal Revenue Code of 1986, as amended (the “Code”). The Company has several subsidiaries that are single member limited liability companies and wholly-owned limited partnerships established to hold certain portfolio investments or provide services to the Company in accordance with specific rules prescribed for a company operating as a RIC. These subsidiaries are: NGPC Funding GP, LLC, a Texas limited liability company; NGPC Nevada, LLC, a Nevada limited liability company; NGPC Funding, LP, a Texas limited partnership; NGPC Asset Holdings GP, LLC, a Texas limited liability company; NGPC Asset Holdings, LP, a Texas limited partnership; NGPC Asset Holdings II, LP, a Texas limited partnership; NGPC Asset Holdings III, LP, a Texas limited partnership and NGPC Asset Holdings IV, LP, a Texas limited partnership. The Company consolidates the financial results of its subsidiaries for financial reporting purposes. The Company does not consolidate the financial results of its portfolio companies.

The Company was created to invest primarily in small and mid-size private energy companies, which are generally defined as companies that have net asset values or annual revenues of less than $500 million and are not issuers of publicly traded securities. The Company’s investment objective is to generate both current income and capital appreciation primarily through debt investments with certain equity components.

The Company is managed and advised, subject to the overall supervision of the Company’s Board of Directors, by NGP Investment Advisor, LP, (the “Manager”), a Delaware limited partnership owned by NGP Energy Capital Management, LLC and NGP Administration, LLC (the “Administrator”), the Company’s administrator.

Note 2: Significant Accounting Policies

The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the requirements for reporting on Form 10-K and Regulation S-X, as appropriate. The consolidated financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of such consolidated financial statements.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits and highly liquid investments with original maturities of three months or less when purchased. Cash and cash equivalents are carried at cost, which approximates fair value.

NGP CAPITAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Prepaid Assets

Prepaid assets consist of premiums paid for directors’ and officers’ insurance and fidelity bonds with a policy term of one year, fees associated with the establishment of the credit facility, and registration expenses related to the Company’s shelf filing. Such premiums and fees are amortized monthly on a straight-line basis over the term of the policy or credit facility. Registration expenses are deferred and will be charged as a reduction of capital upon the sale of shares.

Concentration of Credit Risk

The Company places its cash and cash equivalents with financial institutions and, at times, cash held in checking accounts may exceed the Federal Deposit Insurance Corporation insured limit.

Valuation of Investments

Investments are carried at fair value, as determined in good faith by the Company’s Board of Directors. On a quarterly basis, the investment team of the Manager prepares valuations for all of the assets in the Company’s portfolio and presents the valuations to the Company’s Valuation Committee and Board of Directors. The valuations are determined and recommended by the Valuation Committee to the Board of Directors, which reviews and ratifies the final portfolio valuations.

Investments in securities for which market quotations are readily available are recorded in the financial statements at such market quotations as of the valuation date adjusted for appropriate liquidity discounts, if applicable. For investments in securities for which market quotations are unavailable, or which have various degrees of trading restrictions, the investment team of the Manager prepares valuation analyses, as generally described below.

Using the most recently available financial statements, forecasts and, when applicable, comparable transaction data, the investment team of the Manager prepares valuation analyses for the various securities in the Company’s investment portfolio. These valuation analyses are prepared using traditional valuation methodologies, which rely on estimates of the asset values and enterprise values of portfolio companies issuing securities.

The methodologies for determining asset valuations include estimates based on: the liquidation or sale value of a portfolio company’s assets, the discounted value of expected future net cash flows from the assets and third party valuations of a portfolio company’s assets, such as engineering reserve reports of oil and natural gas properties. The Manager considers some or all of the above valuation methods to determine the estimated asset value of a portfolio company.

The methodologies for determining enterprise valuations include estimates based on: valuations of comparable public companies, recent sales of comparable companies, the value of recent investments in the equity securities of a portfolio company and also on the methodologies used for asset valuations. The investment team of the Manager considers some or all of the above valuation methods to determine the estimated enterprise value of a portfolio company.

Debt Securities: The Company records its investments in non-convertible debt securities at fair value which generally approximates cost plus amortized original issue discount, or OID, to the extent that the estimated asset or enterprise value of the portfolio company exceeds the outstanding debt of the portfolio company. The Company records its investment in convertible debt securities at fair value which generally approximates the higher of: 1) cost plus amortized OID, to the extent that the estimated asset or enterprise value of the portfolio company equals or exceeds the outstanding debt of the portfolio company; and 2) the Company’s pro rata share,

NGP CAPITAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

upon conversion, of the residual equity value of the portfolio company available after deducting all outstanding debt from its estimated enterprise value. If the estimated asset or enterprise value is less than the sum of the value of the Company’s debt investment and all other debt securities of the portfolio company pari passu or senior to the Company’s debt investment, the Company reduces the value of its debt investment beginning with its junior-most debt investment such that the asset or enterprise value less the value of the outstanding pari passu or senior debt is zero.

Equity Securities: The Company records its investments in preferred and common equity securities (including warrants or options to acquire equity securities) at fair value based on its pro rata share of the residual equity value available after deducting all outstanding debt from the estimated enterprise value.

Property-Based Equity Participation Rights: The Company records its investments in overriding royalty and net profits interests at fair value based on a multiple of cash flows generated by such investments, multiples from transactions involving the sale of comparable assets and/or the discounted value of expected future net cash flows from such investments. Appropriate cash flow multiples are derived from the review of comparable transactions involving similar assets. The discounted value of future net cash flows is derived, when appropriate, from third party valuations of a portfolio company’s assets, such as engineering reserve reports of oil and gas properties.

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

Securities Transactions, Interest and Dividend Income Recognition

All securities transactions are accounted for on a trade-date basis. Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected. Premiums and discounts are accreted into interest income using the effective interest method. Detachable warrants, other equity securities or property interests such as overriding royalty interests obtained in conjunction with the acquisition of debt securities are recorded separately from the debt securities at their initial fair value, with a corresponding amount recorded as a discount to the associated debt security. Income from overriding royalty interests is recognized as received and the recorded assets are charged depletion using the unit of production depletion method. The portion of the loan origination fees paid that represent additional yield or discount on a loan are deferred and accreted into interest income over the life of the loan using the effective interest method. Upon the prepayment of a loan or debt security, any unamortized loan origination fees are recorded as interest income and any unamortized premium or discount is recorded as a realized gain or loss. Market premiums or discounts on acquired loans or fixed income investments are accreted into interest income using the effective interest method. Dividend income is recognized on the ex-dividend date. Accruing interest or dividends on investments is deferred when it is determined that the interest or dividend is not collectible. Collectability of the interest and dividends is assessed, based on many factors including the portfolio company’s ability to service its loan based on current and projected cash flows as well as the current valuation of the portfolio company’s assets.

Payment-in-Kind Interest

The Company may have investments in our portfolio that contain payment-in-kind, or PIK, provisions. PIK interest or dividends, computed at the contractual rate specified in each investment agreement, are added to the principal balance of the investment and recorded as interest or dividend income. For investments with PIK interest or dividends, the Company bases income accruals on the principal balance including any PIK. If the

NGP CAPITAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

portfolio company’s asset valuation is not sufficient to cover the contractual interest, the Company will not accrue interest or dividend income on the investment. To maintain the Company’s RIC status, this non-cash source of income must be paid out to stockholders in the form of dividends, even though the Company has not yet collected the cash. PIK interest income totaled $4.5 million in 2007, $0.8 million in 2006 and zero in 2005. PIK dividend income totaled $0.2 million in 2007, $0.1 million in 2006 and $0.03 million in 2005.

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

Fee Income Recognition

Fees primarily include financial advisory, transaction structuring, loan administration, commitment and prepayment fees. Financial advisory fees represent amounts received for providing advice and analysis to companies and are recognized as earned when such services are performed provided collection is probable. Transaction structuring fees represent amounts received for structuring, financing, and executing transactions and are generally payable only if the transaction closes. Such fees are deferred and accreted into interest income over the life of the loan using the effective interest method. Commitment fees represent amounts received for committed funding and are generally payable whether or not the transaction closes. On transactions that close within the commitment period, commitment fees are deferred and accreted into interest income over the life of the loan using the effective interest method. Commitment fees on transactions that do not close are generally recognized over the time period the commitment is outstanding. Prepayment and loan administration fees are recognized as they are received. Included in interest income is approximately $3.0 million in 2007, $1.4 million in 2006 and $1.1 million in 2005 of such accreted fee income.

Dividends

Dividends to stockholders are recorded on the ex-dividend date. The Company currently intends that its distributions each year will be sufficient to maintain the Company’s status as a RIC for federal income tax purposes and to eliminate excise tax liability. The Company currently intends to make distributions to stockholders on a quarterly basis of substantially all net taxable income. The Company also intends to make distributions of net realized capital gains, if any, at least annually. However, the Company may in the future decide to retain such capital gains for investment and designate such retained amount as a deemed distribution. The amount to be paid out as a dividend, if any, is determined by the Board of Directors each quarter and is based on the annual taxable earnings estimated by the Manager. Based on that estimate, a dividend is declared each quarter and paid shortly thereafter.

NGP CAPITAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the period ending December 31, 2004, the Company was treated as a “C” corporation and had no taxable income and therefore did not declare a dividend for that period. The following table summarizes our dividend history:

Dividend History

Declaration Date	Amount	Record Date	Payment Date
March 18, 2005	$0.120	March 31, 2005	April 15, 2005
June 17, 2005	$0.125	June 30, 2005	July 15, 2005
September 19, 2005	$0.140	September 30, 2005	October 14, 2005
December 15, 2005	$0.275	December 27, 2005	January 4, 2006
March 10, 2006	$0.160	March 31, 2006	April 17, 2006
June 14, 2006	$0.180	June 30, 2006	July 14, 2006
September 14, 2006	$0.250	September 29, 2006	October 13, 2006
December 7, 2006	$0.330	December 19, 2006	December 29, 2006
March 19, 2007	$0.265	March 30, 2007	April 13, 2007
June 13, 2007	$0.310	June 29, 2007	July 13, 2007
September 12, 2007	$0.350	September 28, 2007	October 12, 2007
December 12, 2007	$0.515	December 28, 2007	January 4, 2008

The Company has established an “opt out” dividend reinvestment plan for its common stockholders. As a result, if the Company declares a dividend, then a stockholder’s cash dividend will be automatically reinvested in additional shares of the Company’s common stock unless the stockholder, or his or her broker, specifically “opts out” of the dividend reinvestment plan and elects to receive cash dividends. It is customary practice for many brokers to “opt out” of dividend reinvestment plans on behalf of their clients unless specifically instructed otherwise. As of December 31, 2007, holders of 1,605,164 shares, or approximately 9.2% of outstanding shares, were participants in the Company’s dividend reinvestment plan.

The Company’s plan provides for the plan agent to purchase shares in the open market for credit to the accounts of plan participants unless the average of the closing sales prices for the shares for the five days immediately preceding the payment date exceeds 110% of the most recently reported net asset value per share.

The table below summarizes participation in the Company’s dividend reinvestment plan:

Dividend Reinvestment Plan Participation

Dividend	Participating Shares	Percentage of Outstanding Shares	Total Distribution	Cash Dividends	Common Stock Dividends
					Purchased in Open Market	Newly Issued Shares
						Amount	Shares
March 2005	—	0.0%	$2,088,012	$2,088,012	$—	$—	—
June 2005	1,215,870	7.0%	$2,175,013	$2,023,029	$151,984	$—	—
September 2005	1,488,904	8.6%	$2,436,014	$2,227,567	$208,447	$—	—
December 2005	1,660,140	9.5%	$4,785,028	$4,328,488	$456,540	$—	—
March 2006	1,618,940	9.3%	$2,784,016	$2,524,986	$259,030	$—	—
June 2006	1,410,227	8.1%	$3,132,018	$2,878,177	$253,841	$—	—
September 2006	1,270,634	7.3%	$4,350,025	$4,032,366	$317,659	$—	—
December 2006	1,111,045	6.4%	$5,742,033	$5,375,388	$—	$366,645	22,168
March 2007	1,355,671	7.8%	$4,616,901	$4,257,648	$—	$359,253	22,692
June 2007	1,363,066	7.8%	$5,407,938	$4,985,387	$—	$422,550	24,694
September 2007	1,438,143	8.2%	$6,114,379	$5,611,029	$—	$503,350	30,678
December 2007	1,605,164	9.2%	$9,012,670	$8,186,011	$826,659	$—	—

NGP CAPITAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 3: Credit Facilities and Borrowings

Under the terms of the Company’s Second Amendment to Treasury Secured Revolving Credit Agreement (the “Treasury Facility”), the lenders party thereto and SunTrust Bank, as administrative agent for the lenders, have extended credit available under the Treasury Facility to an amount not to exceed $175 million by obtaining additional commitments from existing lenders or new lenders. The total amount committed and outstanding under the Treasury Agreement as of December 31, 2007 was $126.25 million. Proceeds from the Treasury Facility are used to facilitate the growth of the Company’s investment portfolio and provide flexibility in the sizing of its portfolio investments. The Treasury Facility has a three-year term and bears interest, at the Company’s option, at either (i) LIBOR plus 25 basis points or (ii) the base rate. As of December 31, 2007, the interest rates on the Company’s outstanding borrowings under the Treasury Facility were 5.215% (LIBOR rate of 4.965% plus 25 basis points) on $100 million and 5.14625% (LIBOR rate of 4.89625% plus 25 basis points) on $26.25 million.

The obligations under the Treasury Facility are collateralized by certain securities and are guaranteed by the Company’s existing and future subsidiaries, other than special purpose subsidiaries and certain other subsidiaries. The Treasury Facility contains affirmative and reporting covenants and certain financial ratio and restrictive covenants, including: (a) maintaining a ratio of net asset value to consolidated total indebtedness (excluding net hedging liabilities) of the Company and its subsidiaries, of not less than 2.25:1.0, (b) maintaining a ratio of net asset value to consolidated total indebtedness (including net hedging liabilities) of the Company and its subsidiaries, of not less than 2.0:1.0, (c) maintaining a ratio of EBITDA (excluding revenue from cash collateral) to interest expense (excluding interest on loans under the Treasury Facility) of the Company and its subsidiaries of not less than 3.0:1.0, (d) maintaining a ratio of collateral to the aggregate principal amount of loans under the Treasury Facility of not less than 1.01:1.0, (e) limitations on additional indebtedness, (f) limitations on liens, (g) limitations on mergers and other fundamental changes, (h) limitations on dividends, (i) limitations on disposition of assets other than in the normal course of business, (j) limitations on transactions with affiliates, (k) limitations on agreements that prohibit liens on properties of the Company and its subsidiary guarantors, (l) limitations on sale and leaseback transactions, (m) limitations on speculative hedging transactions, and (n) limitations on the aggregate amount of unfunded commitments.

Under the terms of the Company’s Amended and Restated Revolving Credit Agreement (the “Investment Facility”), the lenders have agreed to extend revolving credit to the Company in an amount not to exceed $100 million, with the ability to increase the credit available to an amount not to exceed $175 million by obtaining additional commitments from existing lenders or new lenders. The total amount committed was $100 million and $89.75 million was outstanding under the Investment Facility as of December 31, 2007. The Investment Facility has a three-year term and bears interest, at the Company’s option, at either (i) LIBOR plus 125 to 225 basis points, based on the degree of leverage of the Company or (ii) the base rate plus 0 to 75 basis points, based on the degree of leverage of the Company. Proceeds from the Investment Facility will be used to supplement the Company’s equity capital to make portfolio investments. As of December 31, 2007, the interest rates were 6.215% on $10 million, 6.14625% on $8.75 million, 6.095% on $16 million and 6.105% on $55 million. All interest rates quoted are LIBOR plus 125 basis points.

The obligations under the Investment Credit Agreement are collateralized by substantially all of the Company’s assets, except certain assets that collateralize the Treasury Facility and are guaranteed by the Company’s existing and future subsidiaries, other than special purpose subsidiaries and certain other subsidiaries. The Investment Facility contains affirmative and reporting covenants and certain financial ratio and restrictive covenants, including: (a) maintaining a ratio of net asset value to consolidated total indebtedness (excluding net hedging liabilities) of the Company and its subsidiaries, of not less than 2.25:1.0, (b) maintaining a ratio of net asset value to consolidated total indebtedness (including net hedging liabilities) of the Company and its

NGP CAPITAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

subsidiaries, of not less than 2.0:1.0, (c) maintaining a ratio of net income (excluding revenue from collateral under the Treasury Facility) plus interest, taxes, depreciation and amortization expenses (“EBITDA”) to interest expense (excluding interest on loans under the Treasury Facility) of the Company and its subsidiaries of not less than 3.0:1.0, (d) limitations on additional indebtedness, (e) limitations on liens, (f) limitations on mergers and other fundamental changes, (g) limitations on dividends, (h) limitations on disposition of assets other than in the normal course of business, (i) limitations on transactions with affiliates, (j) limitations on agreements that prohibit liens on properties of the Company and its subsidiary guarantors, (k) limitations on sale and leaseback transactions, (l) limitations on speculative hedging transactions and (m) limitations on the aggregate amount of unfunded commitments.

From time to time, certain of the lenders may provide customary commercial and investment banking services to the Company.

The Manager has agreed to waive permanently, subsequent to September 30, 2007, that portion of the management fee attributable to U.S. Treasury securities acquired with borrowings under our credit facilities to the extent the amount of such securities exceeds $100 million.

In addition to the Company’s credit facility, the Company may also fund a portion of its investments with issuances of equity or senior debt securities. The Company may also securitize a portion of its investments in mezzanine or senior secured loans or other assets. The Company expects our primary use of funds to be investments in portfolio companies, cash distributions to holders of the Company’s common stock and payment of fees and other operating expenses.

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

NGP CAPITAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company issued 22,168 shares of common stock in 2006 and 78,064 shares of common stock in 2007 to participants in the dividend reinvestment plan. See Dividends in Note 2.

Note 5: Investment Management

Investment Advisory Agreement

The Company has entered into an investment advisory agreement with the Manager under which the Manager, subject to the overall supervision of the Company’s Board of Directors, manages the day-to-day operations of, and provides investment advisory services to, the Company.

For providing these services, the Manager receives a fee from the Company, consisting of two components—a base management fee and an incentive fee.

Under the investment advisory agreement, the base management fee is calculated quarterly as 0.45% of the average of total assets of the Company as of the end of the two previous quarters, and is payable quarterly in arrears The Manager has agreed to waive permanently, subsequent to September 30, 2007, that portion of the management fee attributable to U.S. Treasury securities acquired with borrowings under the Company’s credit facilities to the extent the amount of such securities exceeds $100 million.

Of the $2,032,107 management and incentive fees payable to the Manager as of December 31, 2007, $1,683,592 is the base management fee for the quarter ending December 31, 2007.

The incentive fee under the investment advisory agreement consists of two parts. The first part, which is calculated and payable quarterly in arrears, equals 20% of the excess, if any, of the Company’s net investment income for the quarter that exceeds a quarterly hurdle rate equal to 2% (8% annualized) of the Company’s net assets.

For this purpose, net investment income means interest income, dividend income, and any other income (including any other fees, such as commitment, origination, syndication, structuring, diligence, managerial assistance, monitoring, and consulting fees or other fees that the Company receives from portfolio companies) accrued during the fiscal quarter, minus the Company’s operating expenses for the quarter (including the base management fee, expenses payable under the administration agreement, any interest expense and dividends paid on issued and outstanding preferred stock, if any, but excluding the incentive fee). Accordingly, we may pay an incentive fee based partly on accrued interest, the collection of which is uncertain or deferred. Net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income that the Company has not yet received in cash. Net investment income does not include any realized capital gains, realized capital losses, or unrealized capital appreciation or depreciation.

The investment income incentive fees earned were $88,060, $15,834, and zero for the years ended December 31, 2007, 2006 and 2005, respectively . The incentive fees due in any fiscal quarter will be calculated as follows:

•	no incentive fee in any fiscal quarter in which the Company’s net investment income does not exceed the hurdle rate.

•	20% of the amount of the Company’s net investment income, if any, that exceeds the hurdle rate in any fiscal quarter.

NGP CAPITAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The second part of the incentive fee (the “Capital Gains Fee”) is determined and payable in arrears as of the end of each fiscal year (or upon termination of the investment advisory agreement, as of the termination date), and equals (1) 20% of (a) the Company’s net realized capital gain (realized capital gains less realized capital losses) on a cumulative basis from the closing date of the Company’s initial public offering to the end of such fiscal year, less (b) any unrealized capital depreciation at the end of such fiscal year, less (2) the aggregate amount of all Capital Gains Fees paid to the Manager in prior fiscal years. Capital gains incentive fees earned for the years 2007, 2006, and 2005 were $348,515, $0, and $29,655, respectively.

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

The Manager has agreed that, to the extent permissible under federal securities laws and regulations, including Regulation M, it will utilize 30% of the fees it receives from the capital gains portion of the incentive fee (up to a maximum of $5 million of fees received in the aggregate) to purchase shares of the Company’s common stock in open market purchases through an independent trustee or agent. Any sales of such stock will comply with any applicable six-month holding period under Section 16(b) of the Securities Act of 1933 and all other restrictions contained in any law or regulation, to the fullest extent applicable to any such sale. Any change in this voluntary agreement will not be implemented without at least 90 days prior notice to stockholders and compliance with all applicable laws and regulations.

The investment advisory agreement was originally approved by the Company’s Board of Directors on November 9, 2004. The investment advisory agreement provides that unless terminated earlier as described below, the agreement shall remain in effect from year-to-year after November 9, 2006, provided continuation is approved at least annually by the Board of Directors or by the affirmative vote of the holders of a majority of the Company’s outstanding voting securities, including, in either case, approval by a majority of the Company’s directors who are not interested persons. On November 1, 2007, the Company’s Board of Directors, including all of the independent directors, approved an extension of the investment advisory agreement through November 9, 2008.

The agreement may be terminated at any time, without the payment of any penalty, by a vote of the Company’s Board of Directors or the holders of a majority of the Company’s shares on 60 days written notice to the Manager, and would automatically terminate in the event of its “assignment” (as defined in the 1940 Act). The agreement may be terminated by either party without penalty upon not more than 60 days written notice to the other.

The investment advisory agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of its duties or the reckless disregard of its duties and obligations, the Manager and its officers, manager, agents, employees, controlling persons, members and any other person or entity affiliated with it are entitled to indemnification from the Company for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of the Manager’s services under the investment advisory agreement or otherwise as the Company’s Manager.

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

NGP CAPITAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Administration Agreement

The Company has entered into an administration agreement with the Administrator, under which the Administrator furnishes the Company with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Under the administration agreement, the Administrator also performs, or oversees the performance by third parties of, the Company’s required administrative services, which include being responsible for the financial records that the Company is required to maintain and preparing reports to the Company’s stockholders and reports filed with the SEC. In addition, the Administrator assists in determining and publishing the Company’s net asset value, oversees the preparation and filing of the Company’s tax returns and the printing and dissemination of reports to the Company’s stockholders and generally oversees the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others. To the extent permitted under the 1940 Act, the Administrator may also provide on the Company’s behalf, significant managerial assistance to the Company’s portfolio companies. Payments under the agreement are equal to amounts based upon the allocable portion of the Administrator’s costs and expenses incurred in connection with administering the Company’s business. The Administrator bills the Company for charges under the administration agreement monthly in arrears. The agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party and will automatically terminate in the event of its “assignment” (as defined in the 1940 Act).

Of the $928,761 in accounts payable as of December 31, 2007, $225,148 is due to the Administrator for expenses incurred on the Company’s behalf for the month of December 2007.

The administration agreement was originally approved by the Company’s Board of Directors on November 9, 2004. The administration agreement provides that unless terminated earlier the agreement will continue in effect until November 9, 2006, and from year-to-year thereafter provided such continuance is approved at least annually by (i) the Company’s Board of Directors and (ii) a majority of the Company’s directors who are not parties to the administration agreement or “interested persons” of any such party. On November 1, 2007, the Company’s Board of Directors, including all of the independent directors, approved the continuation of the administration agreement through November 9, 2008.

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

NGP CAPITAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 7: Federal Income Taxes

The Company intends to qualify for tax purposes as a RIC under Subchapter M of Chapter 1 of the Code, as amended. As a RIC, the Company generally will not be subject to federal income tax on the portion of its investment company taxable income and net capital gain (i.e., realized net long term capital gains in excess of realized net short-term capital losses) distributed to stockholders. To qualify as a RIC, the Company is required, among other things, to distribute to its stockholders at least 90% of investment company taxable income, as defined by the Code, and to meet certain asset diversification requirements. At December 31, 2004, the Company’s temporary investments included commercial paper of certain issuers that exceeded 5% of the value of its total assets. These investments were classified as cash equivalents for financial statement purposes. The Company was advised, however, that for purposes of the federal income tax rules governing RIC status, these commercial paper investments could not be classified as cash items, in which case the Company did not meet the RIC asset diversification requirements at December 31, 2004 and was instead treated as a “C” corporation for tax purposes for 2004.

For the year ending December 31, 2005, 2006 and 2007, the Company met all RIC requirements. The Company distributed substantially all of its investment company taxable income for 2005, 2006, and 2007. Thus, the Company did not incur any federal income tax liability for either period.

Differences between the effective income tax rate and the statutory Federal tax rate were as follows:

	Year ended December 31, 2007	Year ended December 31, 2006	Year ended December 31, 2005
Statutory federal rate on loss from continuing operations	34%	34%	34%
Effect of net deferred tax assets	(34%)	(34%)	(34%)

Effective tax rate on earnings from continuing operations	0%	0%	0%

The tax effects of temporary differences that give rise to the deferred tax assets and liabilities are as follows:

	Year ended December 31, 2007	Year ended December 31, 2006	Year ended December 31, 2005	Period August 6, 2004 (commencement of operations) through December 31, 2004
Deferred tax assets
Net operating loss carryforwards	$33,866	$156,674	$157,862	$142,471
Net organization costs	75,884	123,811	171,739	225,347

Total gross deferred tax assets	109,750	280,485	329,601	367,818
Less valuation allowance	(109,750)	(280,485)	(329,601)	(101,805)

Net deferred tax assets	—	—	—	266,013

Deferred tax liabilities
Unrealized gains, net	—	—	—	(98,868)
Prepaid expenses	—	—	—	(167,145)

Total gross deferred tax liabilities	—	—	—	(266,013)

Net deferred tax assets	$—	$—	$—	$—

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

The Company’s consolidated subsidiaries, NGPC Asset Holdings, LP, NGPC Asset Holdings II, LP, NGPC Asset Holdings III, LP, and NGPC Asset Holdings IV, LP, collectively (“NGPCAH”), are subject to federal income taxes. For the year ended December 31, 2005 (its first year of operations), NGPCAH operated at a loss and thus, at December 31, 2005, NGPCAH had a deferred tax asset of approximately $15,000, composed of net operating loss carryforwards. For the year ended December 31, 2006, NGPCAH operated at a small profit, resulting in a reduction of the deferred tax asset composed of net operating loss carryforwards of approximately $1,000. For the year ended December 31, 2007, NGPCAH had net operating income of approximately $315,000 resulting in a reduction of the deferred tax asset composed of net operating loss carryforwards of approximately $122,808. Management believes that the realization of the net deferred tax asset is not likely based on expectations as to future taxable income and, accordingly, NGPCAH recorded a valuation allowance of approximately $15,000 at December 31, 2005, approximately $14,000 at December 31, 2006, and of approximately $109,000 at December 31, 2007.

Note 8: Commitments and Contingencies

As of December 31, 2007, the Company had investments in or commitments to fund investments to fifteen portfolio companies totaling $320.7 million, of which $279.1 million was outstanding and $41.6 remained available. In addition, the Company has continuing obligations under the investment advisory agreement with the Manager and the administration agreement with the Administrator. The agreements provide that, absent willful misfeasance, bad faith or gross negligence in the performance of its duties or the reckless disregard of its duties and obligations, the Manager, the Administrator and its officers, managers, agents, employees, controlling persons, members and any other person or entity affiliated with them will be entitled to indemnification from the Company for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of the Manager’s or Administrator’s services under the agreements or otherwise as the Company’s investment adviser or administrator. The agreements also provide that the Manager, the Administrator and their affiliates will not be liable to the Company or any stockholder for any error of judgment, mistake of law, any loss or damage with respect to any of the Company’s investments, or any action taken or omitted to be taken by the Manager or the Administrator in connection with the performance of any of their duties or obligations under the agreements or otherwise as investment adviser or administrator to the Company, except to the extent specified in Section 36(b) of the 1940 Act concerning loss resulting from a breach of fiduciary duty with respect to the receipt of compensation for services. In the normal course of business, the Company enters into a variety of undertakings containing a variety of representations that may expose the Company to some risk of loss. The amount of future loss, if any arising from such undertakings, while not quantifiable, is not expected to be significant.

NGP CAPITAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 9: Dividends and Distributions

The Company declared dividends for the year ending December 31, 2007 totaling $25,151,888, or $1.44 per share. For tax purposes, 77.67%, or approximately $19,535,704 of the dividends were paid from ordinary income and 22.33% or approximately $5,616,184 of the dividends were paid from long-term capital gains. The following table summarizes the Company’s dividend history.

Dividend History
Declaration Date	Amount	Record Date	Payment Date
March 18, 2005	$0.120	March 31, 2005	April 15, 2005
June 17, 2005	$0.125	June 30, 2005	July 15, 2005
September 19, 2005	$0.140	September 30, 2005	October 14, 2005
December 15, 2005	$0.275	December 27, 2005	January 4, 2006
March 10, 2006	$0.160	March 31, 2006	April 17, 2006
June 14, 2006	$0.180	June 30, 2006	July 14, 2006
September 14, 2006	$0.250	September 29, 2006	October 13, 2006
December 7, 2006	$0.330	December 19, 2006	December 29, 2006
March 19, 2007	$0.265	March 30, 2007	April 13, 2007
June 13, 2007	$0.310	June 29, 2007	July 13, 2007
September 12, 2007	$0.350	September 28, 2007	October 12, 2007
December 12, 2007	$0.515	December 28, 2007	January 4, 2008

NGP CAPITAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes the differences between financial statement net increase in net assets resulting from operations and taxable income available for distribution to shareholders for the years ending December 31, 2007, 2006, 2005 and for the period August 6, 2004 (commencement of operations) through December 31, 2004:

	Year ended December 31, 2007	Year ended December 31, 2006	Year ended December 31, 2005	Period August 6, 2004 (commencement of operations) through December 31, 2004
Net increase (decrease) in net assets resulting from operations	$30,867,816	$15,001,218	$11,351,327	$(299,428)
Adjustments
Net change in unrealized (appreciation) depreciation	(5,008,291)	1,299,127	394,933	(290,789)
Amortization of organization costs	(140,962)	(140,962)	(140,962)	646,074
Amortization of insurance premiums	560,800	564,308	(570,891)	(491,602)
Insurance premiums deducted in prior year	(791,677)	(523,562)	570,880	—
Net income from consolidating affiliate	(305,350)	(411,832)	(113,500)	—
Administrative fees from affiliate	444,070	408,337	158,769	—
Realized Gain of Affiliate	(453,701)
Allowance for uncollectible interest and dividends	323,820
Non-deductible incentive fees	348,515
Prior year Post October Loss Reversed	(71,458)
Prior year Capital Loss Carryforward	(174,401)
Non-deductible excise tax for the year 2006	12,218
Undistributed net realized capital losses	—	245,859	—	—
Other	18,418	19,205	14,580	614

Taxable income available for distribution to shareholders	25,629,817	16,461,698	11,665,136	(435,131)
Less:
Dividends paid	25,151,888	16,008,092	11,484,066	—
Prior year Section 855 dividends	(634,676)	(181,070)	—	—

Under (over) distribution of taxable income	$1,112,605	$634,676	$181,070	$—

As of December 31, 2007, the components of net assets (excluding paid in capital) on a tax basis consisted of current distributable ordinary income of $938,204, current distributable tax basis capital gains of $174,401 and net unrealized appreciation of portfolio securities and corporate notes of $3,605,020. The temporary timing differences between book and tax amounts consist of organization costs, amortization of insurance premiums, and uncollectible interest and dividend income.

At December 31, 2007 the aggregate cost of securities for federal income tax purposes was $453.5 million.

For the fiscal year ended December 31, 2007, the Company utilized the net capital loss carryforward of $174,401.

NGP CAPITAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 10: Reclassifications

GAAP requires adjustments to certain components of net assets to reflect permanent differences between financial and tax reporting. These reclassifications have no effect on total net assets or net asset value per share. During the years ended December 31, 2007, 2006, and 2005, $64,170, $15,710, and $586,225, respectively, have been reclassified from Undistributed net investment income (loss) to Paid-in capital in excess of par. These reclassifications are primarily due to non-deductible meal expenses, non-deductible excise taxes, and income and expenses from a wholly owned subsidiary.

Note 11: Subsequent Events

In January 2008, BSR Alto’s Term Loan was fully repaid at par from proceeds from the sale of its assets to a third party. As of September 30, 2007, the Company had written down the value of its investment in the BSR Alto Term Loan by $0.5 million. Upon repayment, this impairment was recovered in full.

In March 2008, the Company closed a $15 million investment in BioEnergy International, LLC (“BioEnergy”) a private, alternative fuels and specialty chemicals company based in Quincy, Massachusetts. The investment consists of a $5 million participation in a $30 million Senior Secured Tranche C Construction Loan and a $10 million participation in a $62 million Senior Secured Notes issue. As partial consideration for providing the investment, the Company received LLC units in a subsidiary of BioEnergy and warrants in BioEnergy. Proceeds from the investment will be used by BioEnergy to construct a fully contracted 108 MMGPY ethanol plant in Clearfield County, Pennsylvania and to fund development of bio-refinery technologies.

Note 12: Supplemental Disclosure of Cash Flow Information

Non-cash operating activities for the year ended December 31, 2007, included amortization of original issue discount of $3,004,480, depletion of basis in overriding royalty interests of $43,120, payment-in-kind interest income of $4,453,300 and payment-in-kind stock dividends of $154,580. The net change in prepaid credit facility fees, insurance premiums and prepaid offering costs was $422,154, resulting from additions of $1,461,871 less amortization of $1,039,717.

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

Note 13: New Accounting Interpretations and Standards

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Adoption of SFAS 157 requires the use of the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of SFAS 157 to have a significant impact on our consolidated financial position or results of operations.

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

NGP CAPITAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 14: Financial Highlights

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED FINANCIAL HIGHLIGHTS

	Year ended December 31, 2007	Year ended December 31, 2006	Year ended December 31, 2005	Period August 6, 2004 (commencement of operations) through December 31, 2004
Per Share Data (2)
Net asset value, beginning of period	$13.96	$14.02	$14.03	$15.00
Underwriting discounts, commissions related to initial public offering	—	—	—	(0.82)
Other costs related to initial public offering	—	—	—	(0.13)

Net asset value after initial public offering	13.96	14.02	14.03	14.05

Net investment income (loss)	1.09	0.95	0.60	(0.03)
Net realized and unrealized gain (loss) on portfolio securities and corporate notes	0.69	(0.09)	0.05	0.01

Net increase (decrease) in stockholders’ equity (net assets) resulting from operations	1.78	0.86	0.65	(0.02)

Dividends declared	(1.44)	(0.92)	(0.66)	—

Net asset value, end of period	$14.30	$13.96	$14.02	$14.03

Market value, beginning of period	$16.75	$13.13	$15.37	$15.00
Market value, end of period	$15.63	$16.75	$13.13	$15.37
Market value return (1)	2.00%	35.60%	(10.67%)	2.47%
Net asset value return (1)	11.97%	5.84%	4.49%	(6.47%)

Ratios and Supplemental Data
($ and shares in thousands)

Net assets, end of period	$250,259	$243,258	$243,898	$244,039
Average net assets	$246,759	$243,578	$243,969	$76,367
Common shares outstanding at end of period	17,500	17,422	17,400	17,400
Total operating expenses less management and incentive fees and interest expense/average net assets	1.65%	1.51%	1.23%	1.30%
Total operating expenses less management and incentive fees/average net assets	4.65%	2.56%	1.31%	1.30%
Total operating expenses/average net assets	7.44%	4.50%	2.83%	1.89%
Net investment income (loss)/average net assets	7.76%	6.79%	4.27%	(0.77%)
Net increase (decrease) in net assets resulting from operations/average net assets	12.51%	6.16%	4.65%	(0.39%)
Portfolio turnover rate	51.21%	25.24%	13.77%	0.00%

(1)	Return calculations assume reinvestment of dividends and are not annualized.
(2)	Per Share Data is based on common shares outstanding at end of period.

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 15: Selected Quarterly Financial Data (unaudited)

(in thousands, except per share amounts)

	Investment Income		Net Investment Income		Net Realized and Unrealized Gain (Loss) on Portfolio Securities and Corporate Notes		Net Increase (Decrease) In Net Assets From Operations
Quarter Ended	Total	Per Share	Total	Per Share	Total	Per Share	Total	Per Share
March 31, 2005	$4,182	$0.24	$2,600	$0.15	$(1,299)	$(0.07)	$1,301	$0.07
June 30, 2005	$3,666	$0.21	$1,890	$0.11	$52	$0.00	$1,942	$0.11
September 30, 2005	$4,439	$0.26	$2,817	$0.16	$576	$0.03	$3,393	$0.20
December 31, 2005	$5,023	$0.29	$3,105	$0.18	$1,610	$0.09	$4,715	$0.27
March 31, 2006	$4,996	$0.29	$2,990	$0.17	$(1,146)	$(0.07)	$1,844	$0.10
June 30, 2006	$6,000	$0.34	$3,888	$0.22	$(1,360)	$(0.07)	$2,528	$0.15
September 30, 2006	$7,557	$0.43	$4,739	$0.28	$601	$0.03	$5,341	$0.31
December 31, 2006	$8,964	$0.51	$4,929	$0.28	$360	$0.02	$5,289	$0.30
March 31, 2007	$8,477	$0.49	$4,417	$0.25	$3,730	$0.22	$8,147	$0.47
June 30, 2007	$9,744	$0.56	$4,511	$0.26	$8,958	$0.52	$13,469	$0.78
September 30, 2007	$9,059	$0.52	$5,258	$0.31	$(1,063)	$(0.07)	$4,195	$0.24
December 31, 2007	$10,219	$0.58	$4,952	$0.27	$105	$0.02	$5,057	$0.29

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

We maintain controls and procedures designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported on a timely basis and accumulated and made known to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on an evaluation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report conducted by our management, with the participation of the Chief Executive and Chief Financial Officers, the Chief Executive and Chief Financial Officers believe that as of December 31, 2007, these controls and procedures are effective to ensure that we are able to collect, process and disclose the information we are required to disclose in the reports we file with the SEC within the required time periods.

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

Management has evaluated the effectiveness of its internal control over financial reporting using the criteria established by the Committee of Sponsoring Organizations of the Treadway Commissions (COSO) in Internal Control—Integrated Framework. Based on the results of this evaluation, management has determined that our internal control over financial reporting was effective as of December 31, 2007. Our independent registered public accounting firm that has audited our financial statements has also audited management’s assessment of our internal control over financial reporting as of December 31, 2007, as stated in their report included under Item 8.

Item 9B.	Other Information.

None.

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by Item 10 of Form 10-K is hereby incorporated by reference from the information appearing in the Company’s definitive Proxy Statement relating to its 2008 annual meeting of stockholders, which will be filed pursuant to Regulation 14A within 120 days after the Company’s fiscal year ended December 31, 2007.

Code of Ethics

We have adopted a code of business conduct and ethics applicable to our directors, officers (including our principal executive officer, principal compliance officer, principal financial officer, and controller, or persons performing similar functions) and employees. In addition, we and our Manager have adopted a joint code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to such code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. Copies of our code of business conduct and ethics and joint code of ethics will be provided to any person, without charge, upon request . Contact Stephen K. Gardner at 713-752-0062 to request a copy or send the request to NGP Capital Resources Company, Attn: Stephen K. Gardner, 1221 McKinney St., Suite 2975, Houston, Texas 77010. Additionally, our code of business conduct and ethics is available on our corporate website, www.ngpcrc.com, in the corporate governance section. If any substantive amendments are made to our code of business conduct and ethics or if we grant any waiver, including any implicit waiver, from a provision of the code to any of our executive officers and directors, we will disclose the nature of such amendment or waiver in a report on Form 8-K.

Item 11.	Executive Compensation.

The information required by Item 11 of Form 10-K is hereby incorporated by reference from the information appearing in the Company’s definitive Proxy Statement relating to its 2008 annual meeting of stockholders, which will be filed pursuant to Regulation 14A within 120 days after the Company’s fiscal year ended December 31, 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 of Form 10-K is hereby incorporated by reference from the information appearing in the Company’s definitive Proxy Statement relating to its 2008 annual meeting of stockholders, which will be filed pursuant to Regulation 14A within 120 days after the Company’s fiscal year ended December 31, 2007.

Item 13.	Certain Relationships and Related Transactions.

The information, if any, required by Item 13 of Form 10-K is hereby incorporated by reference from the information, if any, appearing in the Company’s definitive Proxy Statement relating to its 2008 annual meeting of stockholders, which will be filed pursuant to Regulation 14A within 120 days after the Company’s fiscal year ended December 31, 2007.

Item 14.	Principal Accountant Fees and Services.

The information required by Item 14 of Form 10-K is hereby incorporated by reference from the information appearing in the Company’s definitive Proxy Statement relating to its 2008 annual meeting of stockholders, which will be filed pursuant to Regulation 14A within 120 days after the Company’s fiscal year ended December 31, 2007.

PART IV.

Item 15.	Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as a part of this report:

Financial Statements

See Index to Financial Statements on page 49 of this report.

Financial Statement Schedules

Financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements and notes thereto.

Exhibits

No.		Exhibit

3.1	—	Articles of Incorporation (filed as Exhibit (a)(1) to the Company’s Registration Statement on Form N-2 filed on August 16, 2004 (Registration No. 333-118279) and incorporated herein by reference)

3.2	—	Articles of Amendment and Restatement (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference)

3.3	—	Bylaws (filed as Exhibit (b) to the Company’s Registration Statement on Form N-2 filed on August 16, 2004 (Registration No. 333-118279) and incorporated herein by reference)

4.1	—	Form of Stock Certificate (filed as Exhibit (d) to the Company’s Pre-Effective Amendment No. 2 to Registration Statement on Form N-2 filed on October 7, 2004 (Registration No. 333-118279) and incorporated herein by reference)

4.2	—	Dividend Reinvestment Plan (filed as Exhibit (e) to the Company’s Registration Statement on Form N-2 filed on August 16, 2004 (Registration No. 333-118279) and incorporated herein by reference)

10.1	—	Investment Advisory Agreement between the Company and NGP Investment Advisor, LP (filed as Exhibit (g) to the Company’s Pre-Effective Amendment No. 1 to Registration Statement on Form N-2 filed on September 24, 2004 (Registration No. 333-118279) and incorporated herein by reference)

10.2	—	Administration Agreement between the Company and NGP Administration, LLC (filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference)

10.3	—	License Agreement between the Company and Natural Gas Partners, LLC (filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference)

10.4	—	Form of Indemnity Agreement (filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference)

10.5	—	Amended and Restated Revolving Credit Agreement, dated as of August 31, 2006, between the Company, the lenders from time to time party thereto and SunTrust Bank, as administrative agent for the lenders (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference)

No.		Exhibit

10.6	—	Treasury Secured Revolving Credit Agreement, dated as of August 31, 2006, between the Company, the lenders from time to time party thereto and SunTrust Bank as administrative agent for the lenders (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference)

10.7	—	Custody Agreement between Registrant and Wells Fargo Bank, N.A. (filed as Exhibit (j)(1) to the Company’s Pre-Effective Amendment No. 1 to Registration Statement on Form N-2 filed September 24, 2004 (Registration No. 333-118279) and incorporated herein by reference)

10.8*	—	Amendment No. 1 to Custody Agreement between Registrant and Wells Fargo Bank, N.A.

10.9*	—	Amendment No. 2 to Custody Agreement between Registrant and Wells Fargo Bank, N.A.

10.10	—	First Amendment to Amended and Restated Revolving Credit Agreement effective as of August 31, 2006, between the Company, the lenders from time to time party thereto and SunTrust Bank (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q on November 9, 2007 and incorporated herein by reference)

10.11	—	First Amendment to Treasury Secured Revolving Credit Agreement effective as of August 31, 2006, between the Company, the lenders from time to time party thereto and SunTrust Bank (filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q on November 9, 2007 and incorporated herein by reference)

10.12	—	Second Amendment to Treasury Secured Revolving Credit Agreement effective as of September 28, 2007, between the Company, the lenders from time to time party thereto and SunTrust Bank (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on October 24, 2007 and incorporated herein by reference)

21.1*	—	Subsidiaries

31.1*	—	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Executive Officer

31.2*	—	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Financial Officer

32.1*	—	Section 1350 Certification by the Chief Executive Officer

32.2*	—	Section 1350 Certification by the Chief Financial Officer

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NGP CAPITAL RESOURCES COMPANY

By:	/S/ JOHN H. HOMIER
John H. Homier President and Chief Executive Officer

Date: March 12, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. This document may be executed by the signatories hereto on any number of counterparts, all of which constitute one and the same instrument.

Signature	Title

/S/ JOHN H. HOMIER John H. Homier	President and Chief Executive Officer (Principal Executive Officer)

/S/ STEPHEN K. GARDNER Stephen K. Gardner	Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

/S/ KENNETH A. HERSH Kenneth A. Hersh	Director and Chairman of the Board

/S/ DAVID R. ALBIN David R. Albin	Director

/S/ EDWARD W. BLESSING Edward W. Blessing	Director

/S/ LON C. KILE Lon C. Kile	Director

/S/ JAMES R. LATIMER, III James R. Latimer, III	Director

Index to Exhibits

No.		Exhibit

3.1	—	Articles of Incorporation (filed as Exhibit (a)(1) to the Company’s Registration Statement on Form N-2 filed on August 16, 2004 (Registration No. 333-118279) and incorporated herein by reference)

3.2	—	Articles of Amendment and Restatement (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference)

3.3	—	Bylaws (filed as Exhibit (b) to the Company’s Registration Statement on Form N-2 filed on August 16, 2004 (Registration No. 333-118279) and incorporated herein by reference)

4.1	—	Form of Stock Certificate (filed as Exhibit (d) to the Company’s Pre-Effective Amendment No. 2 to Registration Statement on Form N-2 filed on October 7, 2004 (Registration No. 333-118279) and incorporated herein by reference)

4.2	—	Dividend Reinvestment Plan (filed as Exhibit (e) to the Company’s Registration Statement on Form N-2 filed on August 16, 2004 (Registration No. 333-118279) and incorporated herein by reference)

10.1	—	Investment Advisory Agreement between the Company and NGP Investment Advisor, LP (filed as Exhibit (g) to the Company’s Pre-Effective Amendment No. 1 to Registration Statement on Form N-2 filed on September 24, 2004 (Registration No. 333-118279) and incorporated herein by reference)

10.2	—	Administration Agreement between the Company and NGP Administration, LLC (filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference)

10.3	—	License Agreement between the Company and Natural Gas Partners, LLC (filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference)

10.4	—	Form of Indemnity Agreement (filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference)

10.5	—	Amended and Restated Revolving Credit Agreement, dated as of August 31, 2006, between the Company, the lenders from time to time party thereto and SunTrust Bank, as administrative agent for the lenders (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference)

10.6	—	Treasury Secured Revolving Credit Agreement, dated as of August 31, 2006, between the Company, the lenders from time to time party thereto and SunTrust Bank as administrative agent for the lenders (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference)

10.7	—	Custody Agreement between Registrant and Wells Fargo Bank, N.A. (filed as Exhibit (j)(1) to the Company’s Pre-Effective Amendment No. 1 to Registration Statement on Form N-2 filed September 24, 2004 (Registration No. 333-118279) and incorporated herein by reference)

10.8*	—	Amendment No. 1 to Custody Agreement between Registrant and Wells Fargo Bank, N.A.

10.9*	—	Amendment No. 2 to Custody Agreement between Registrant and Wells Fargo Bank, N.A.

10.10	—	First Amendment to Amended and Restated Revolving Credit Agreement effective as of August 31, 2006, between the Company, the lenders from time to time party thereto and SunTrust Bank (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q on November 9, 2007 and incorporated herein by reference)

No.		Exhibit

10.11	—	First Amendment to Treasury Secured Revolving Credit Agreement effective as of August 31, 2006, between the Company, the lenders from time to time party thereto and SunTrust Bank (filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q on November 9, 2007 and incorporated herein by reference)

10.12	—	Second Amendment to Treasury Secured Revolving Credit Agreement effective as of September 28, 2007, between the Company, the lenders from time to time party thereto and SunTrust Bank (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on October 24, 2007 and incorporated herein by reference)

21.1*	—	Subsidiaries

31.1*	—	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Executive Officer

31.2*	—	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Financial Officer

32.1*	—	Section 1350 Certification by the Chief Executive Officer

32.2*	—	Section 1350 Certification by the Chief Financial Officer

*	Filed herewith.