Form 10-Q
period 2008-05-07
NGP Capital Resources CO
filed 2008-05-08
CIK 1297704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

As of May 5, 2008, there were 21,628,202 shares of the registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31, 2008	December 31, 2007
Assets
Investments in portfolio securities at fair value
(cost: $277,740,755 and $277,947,454, respectively)	$ 282,559,223	$284,228,573
Investments in corporate notes at fair value
(cost: $11,620,610 and $11,631,599, respectively)	8,661,000	8,955,500
Investments in U.S. Treasury Bills, at amortized cost
which approximates fair value	143,978,220	163,925,625
Total investments	435,198,443	457,109,698

Cash and cash equivalents	8,744,574	18,437,115
Accounts receivable	29,373	17,569
Interest receivable	877,410	647,839
Prepaid assets	1,714,153	2,020,655

Total assets	$ 446,563,953	$478,232,876

Liabilities and stockholders' equity (net assets)
Current liabilities
Accounts payable	$ 510,915	$928,761
Management and incentive fees payable	2,148,721	2,032,107
Dividends payable	7,000,133	9,012,671
Total current liabilities	9,659,769	11,973,539

Long-term debt	191,250,000	216,000,000

Total liabilities	200,909,769	227,973,539

Commitments and contingencies (Note 8)

Stockholders’ equity (net assets)
Common stock, $.001 par value, 250,000,000 shares authorized;
17,500,332 shares issued and outstanding	17,500	17,500
Paid-in capital in excess of par	245,881,078	245,881,078
Undistributed net investment income (loss)	(2,962,385)	(103,394)
Undistributed net realized capital gain (loss)	859,133	859,133
Net unrealized appreciation (depreciation) of
portfolio securities and corporate notes	1,858,858	3,605,020

Total stockholders’ equity (net assets)	245,654,184	250,259,337

Total liabilities and stockholders' equity (net assets)	$ 446,563,953	$478,232,876

Net asset value per share	$ 14.04	$14.30

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended
	March 31, 2008	March 31, 2007
	(unaudited)	(unaudited)
Investment income
Interest income	$9,497,966	$8,421,255
Other income	40,370	55,507

Total investment income	9,538,336	8,476,762

Operating expenses
Management fees	1,800,206	1,564,509
Professional fees	208,979	153,596
Insurance expense	198,817	132,423
Interest expense and fees	2,441,076	1,557,196
State franchise taxes	9,516	-
Other general and administrative expenses	738,600	651,553

Total operating expenses	5,397,194	4,059,277

Net investment income (loss)	4,141,142	4,417,485

Net increase (decrease) in unrealized appreciation
(depreciation) on portfolio securities and corporate notes	(1,746,162)	3,729,986

Net increase (decrease) in stockholders' equity
(net assets) resulting from operations	$2,394,980	$8,147,471

Net increase (decrease) in stockholders' equity (net assets)
resulting from operations per common share	$0.14	$0.47

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (NET ASSETS)
(unaudited)

						Net Unrealized
						Appreciation	Total
			Paid-in Capital	Undistributed	Undistributed	(Depreciation)	Stockholders'
	Common Stock		in Excess	Net Investment	Net Realized	of Portfolio Securities	Equity
	Shares	Amount	of Par	Income (Loss)	Capital Gain (Loss)	and Corporate Notes	(Net Assets)
Balance at December 31, 2007	17,500,332	$17,500	$245,881,078	$(103,394)	$859,133	$3,605,020	$250,259,337
Net increase in
stockholders' equity (net assets)
resulting from operations	-	-	-	4,141,142	-	(1,746,162)	2,394,980

Dividends declared	-	-	-	(7,000,133)	-	-	(7,000,133)
Balance at March 31, 2008	17,500,332	$17,500	$245,881,078	$(2,962,385)	$859,133	$1,858,858	$245,654,184

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months	For the Three Months
	ended March 31, 2008	ended March 31, 2007
Cash flows from operating activities
Net increase in stockholders' equity (net assets) resulting from operations	$2,394,980	$8,147,471
Adjustments to reconcile net increase in stockholders' equity (net assets)
resulting from operations to net cash used in operating activities
Payment-in-kind interest	(1,728,817)	(1,115,048)
Net amortization of premiums, discounts and fees	(301,353)	(381,727)
Change in unrealized (appreciation) depreciation on portfolio securities
and corporate notes	1,746,162	(3,729,986)
Effects of changes in operating assets and liabilities
Accounts receivable	(11,804)	420,203
Interest receivable	(229,571)	179,779
Prepaid assets	306,502	238,584
Accounts payable	(301,232)	36,309
Purchase of investments in portfolio securities	(25,776,473)	(58,354,311)
Redemption of investments in portfolio securities	28,024,331	587,526
Net sale of investments in U.S. Treasury Bills	19,947,405	38,719,021

Net cash provided by (used in) operating activities	24,070,130	(15,252,179)

Cash flows from financing activities
Borrowings under revolving credit facility	10,000,000	5,285,000
Repayments on revolving credit facility	(34,750,000)	-
Dividends paid	(9,012,671)	-

Net cash provided by (used in) financing activities	(33,762,671)	5,285,000

Net increase (decrease) in cash and cash equivalents	(9,692,541)	(9,967,179)
Cash and cash equivalents, beginning of period	18,437,115	12,334,329

Cash and cash equivalents, end of period	$8,744,574	$2,367,150

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2008
(unaudited)

Portfolio Company	Energy Industry Segment	Investment (2) (4)	Principal	Cost	Fair Value (3)
TARGETED INVESTMENTS
Venoco, Inc. (1) (11)	Oil & Natural Gas	Senior Notes (7)	$8,000,000	$7,969,143	$7,260,000
	Production and Development	(8.75%, due 12/15/2011)

Venoco, Inc. (1) (11)	Oil & Natural Gas	Senior Notes (7)	4,000,000	3,948,767	3,630,000
	Production and Development	(8.75%, due 12/15/2011)

Chroma Exploration &	Oil & Natural Gas	9,154 Shares Series A Participating	-	2,221,710	-
Production, Inc. (1) (12)	Production and Development	Convertible Preferred Stock (10)
		8,359 Shares Series AA Participating	-	2,089,870	1,567,402
		Convertible Preferred Stock (10)
		8.11 Shares Common Stock (5)	-	-	-
		Warrants (5)	-	-	-

Resaca Exploitation, LP (1) (12)	Oil & Natural Gas	Senior Secured	26,993,572	26,515,386	26,515,386
	Production and Development	Multiple-Advance Tranche A Term Loan
		(LIBOR + 6.00%, due 5/01/2012)
		Overriding Royalty Interest (6)	30,000	29,127	400,000

		Senior Secured Tranche B Term Loan	6,000,000	6,000,000	6,000,000
		(LIBOR + 9.00%, due 11/30/2007) (9)
		Overriding Royalty Interest (6)	30,000	29,127	400,000

		Senior Subordinated	4,000,000	4,000,000	4,000,000
		Secured Convertible Term Loan
		(6.00% cash, 8.00% PIK, due 5/01/2012)

Crossroads Energy, LP (1) (12)	Oil & Natural Gas	Senior Secured	4,143,476	4,088,225	4,088,225
	Production and Development	Multiple-Advance Term Loan
		(LIBOR + 5.50%, due 6/29/2009)
		Overriding Royalty Interest (6)	10,000	7,432	250,000

Rubicon Energy Partners,	Oil & Natural Gas	Senior Subordinated Secured	5,000,000	5,000,000	5,000,000
LLC (8) (12)	Production and Development	Multiple-Advance Term Loan
		(LIBOR + 8.00%, due 5/01/2010)
		LLC Units (4,000 units) (5)	-	4,000,000	12,000,000

BSR Loco Bayou, LLC (1) (12)	Oil & Natural Gas	Senior Secured	2,978,367	2,572,869	1,710,781
	Production and Development	Multiple-Advance Term Loan
		(LIBOR + 5.50% cash, +7.50% PIK - until 8/15/08,
		cash only thereafter, due 8/15/2009) (10)
		Overriding Royalty Interest (5) (6)	20,000	20,000	20,000
		Warrants (5)	10,000	10,000	-

Sonoran Energy, Inc. (1) (12)	Oil & Natural Gas	Warrants (5)	10,000	10,000	10,000
	Production and Development

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2008
(unaudited)
(Continued)

Portfolio Company	Energy Industry Segment	Investment (2) (4)	Principal	Cost	Fair Value (3)
TARGETED INVESTMENTS - Continued
Nighthawk Transport I, LP (1) (12)	Energy Services	Second Lien	14,328,347	13,427,546	13,427,546
		Term Loan B
		(The greater of 12.5% or LIBOR + 8.00%,
		due 10/03/2010)
		LP Units (5)	224	224	150,000
		Warrants (5)	850,000	850,000	850,000

		Second Lien	1,595,043	1,569,974	1,569,974
		Delayed Draw Term Loan B
		(The greater of 12.5% or LIBOR + 8.00%,
		due 10/03/2010)

Alden Resources, LLC (1) (12)	Coal Production	Senior Secured	36,285,168	33,452,204	33,452,204
		Multiple-Advance Term Loan
		(LIBOR + 8.00% cash, +10.00% PIK - until 2/29/2008)
		cash only thereafter, due 1/05/2013)
		Royalty Interest (6)	2,660,000	2,613,803	2,660,000
		Warrants (5)	100,000	100,000	100,000

Tammany Oil & Gas, LLC (1) (12)	Oil & Natural Gas	Senior Secured	23,285,796	22,940,718	22,940,718
	Production and Development	Multiple-Advance Term Loan
		(LIBOR + 6.00%, due 3/21/2010)
		Overriding Royalty Interest (5) (6)	200,000	200,000	300,000

TierraMar Energy LP (8) (12)	Oil & Natural Gas	Overriding Royalty Interest (6)	20,000	18,185	200,000
	Production and Development	Class A Preferred LP Units (5)	15,880,186	15,880,186	15,880,186

Anadarko Petroleum Corporation	Oil & Natural Gas	Multiple-Advance Net Profits Interest	52,575,286	52,600,647	52,600,647
2007-III Drilling Fund (1) (12)	Production and Development	(Due 4/23/2032)

Formidable, LLC (1) (12)	Oil & Natural Gas	Senior Secured	37,000,000	37,000,000	37,000,000
	Production and Development	Multiple-Advance Term Loan
		(LIBOR + 5.50% cash, +7.50% PIK ,
		due 5/31/2008)
		Warrants (5)	500,000	500,000	500,000

DeanLake Operator, LLC (1) (12)	Oil & Natural Gas	Senior Secured	13,195,080	12,972,829	12,972,829
	Production and Development	Multiple-Advance Term Loan
		(LIBOR + 7.00%, due 6/25/2010)
		Overriding Royalty Interest (6)	20,000	19,458	20,000
		Warrants (5)	10,000	10,000	10,000
Bionol Clearfield, LLC (1) (12)	Alternative Fuels and	Senior Secured Tranche C	5,000,000	5,049,283	5,049,283
	Specialty Chemicals	Construction Loan
		(LIBOR + 7.00%, due 09/06/2016)

BioEnergy Holding, LLC (1) (12)	Alternative Fuels and	Senior Secured Notes	10,000,000	9,051,510	9,051,510
	Specialty Chemicals	(15.00%, due 03/06/2015)
		BioEnergy International Warrants (5)	595,845	595,845	595,845
		BioEnergy Holding Units (5)	376,687	376,687	376,687

Subtotal Targeted Investments (63.67% of total investments)				$277,740,755	$282,559,223

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2008
(unaudited)
(Continued)

Issuing Company	Energy Industry Segment	Investment (2) (4)	Principal	Cost	Fair Value (3)
CORPORATE NOTES
Pioneer Natural Resources Co. (11)	Oil & Natural Gas	Senior Notes, 7.2%, due 2028	$10,000,000	$11,620,610	$8,661,000
	Production and Development

Subtotal Corporate Notes ( 1.95% of total investments)				$11,620,610	$8,661,000

GOVERNMENT SECURITIES (13)
U.S. Treasury Bills	Government	U.S. Treasury Bills, 3.073%, due 04/03/2008	$8,000,000	$8,998,495	$8,998,495
U.S. Treasury Bills	Government	U.S. Treasury Bills, 3.073%, due 04/03/2008	12,000,000	11,997,993	11,997,993
U.S. Treasury Bills	Government	U.S. Treasury Bills, 3.073%, due 04/03/2008	12,000,000	11,997,993	11,997,993
U.S. Treasury Bills	Government	U.S. Treasury Bills, 3.073%, due 04/03/2008	12,000,000	11,997,994	11,997,994
U.S. Treasury Bills	Government	U.S. Treasury Bills, 3.073%, due 04/03/2008	12,000,000	11,997,993	11,997,993
U.S. Treasury Bills	Government	U.S. Treasury Bills, 3.073%, due 04/03/2008	12,000,000	11,997,993	11,997,993
U.S. Treasury Bills	Government	U.S. Treasury Bills, 3.073%, due 04/03/2008	12,000,000	11,997,994	11,997,994
U.S. Treasury Bills	Government	U.S. Treasury Bills, 3.073%, due 04/03/2008	12,000,000	11,997,993	11,997,993
U.S. Treasury Bills	Government	U.S. Treasury Bills, 3.073%, due 04/03/2008	12,000,000	11,997,993	11,997,993
U.S. Treasury Bills	Government	U.S. Treasury Bills, 3.073%, due 04/03/2008	12,000,000	11,997,994	11,997,994
U.S. Treasury Bills	Government	U.S. Treasury Bills, 3.073%, due 04/03/2008	12,000,000	11,997,993	11,997,993
U.S. Treasury Bills	Government	U.S. Treasury Bills, 0.253%, due 04/03/2008	15,000,000	14,999,792	14,999,792

Subtotal Government Securities (32.41% of total investments)				$143,978,220	$143,978,220

CASH
Subtotal Cash (1.97% of total investments)				$8,744,574	$8,744,574

TOTAL INVESTMENTS, CASH AND CASH EQUIVALENTS				$442,084,159	$443,943,017

LIABILITIES IN EXCESS OF OTHER ASSETS					$(198,288,833)

NET ASSETS					$245,654,184

(1) Portfolio company is not controlled by or affiliated with us as defined by the Investment Company Act of 1940.
(2) Percentages represent interest rates in effect at March 31, 2008, and due dates represent the contractual maturity dates.
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
(10) Non-accrual status.
(11) Level 2 security per SFAS No. 157 heirachy.
(12) Level 3 security per SFAS No. 157 heirachy.
(13) Level 1 security per SFAS No. 157 heirachy.

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED FINANCIAL HIGHLIGHTS
(unaudited)

	For the Three Months	For the Three Months
	ended March 31, 2008	ended March 31, 2007
Per Share Data (1)

Net asset value, beginning of period	$14.30	$13.96

Net investment income (loss)	0.24	0.25
Net realized and unrealized gain (loss) on portfolio securities
and corporate notes	(0.10)	0.22

Net increase (decrease) in stockholders' equity (net assets)
resulting from operations	0.14	0.47

Dividends declared	(0.40)	(0.27)

Net asset value, end of period	$14.04	$14.16

Market value, beginning of period	$15.63	$16.75
Market value, end of period	$16.42	$15.81
Market value return (2)	7.68%	-4.03%
Net asset value return (2)	0.64%	3.13%

Ratios and Supplemental Data
($ and shares in thousands)

Net assets, end of period	$245,654	$246,789
Average net assets	$247,957	$245,024
Common shares outstanding at end of period	17,500	17,422
Total operating expenses less management and
incentive fees and interest expense/average net assets (3)	1.87%	1.55%
Total operating expenses less management
and incentive fees/average net assets (3)	5.83%	4.13%
Total operating expenses/average net assets (3)	8.75%	6.72%
Net investment income (loss)/average net assets (3)	6.72%	7.31%
Net increase (decrease) in net assets resulting from
operations/average net assets (3)	3.88%	13.49%
Portfolio turnover rate	11.30%	0.24%

(1) Per Share Data is based on common shares outstanding at end of period.
(2) Return calculations assume reinvestment of dividends and are not annualized.
(3) Annualized.

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
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

Note 2:                      Significant Accounting Policies

The interim unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The interim consolidated financial statements have been prepared by management of the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations, although the Company believes the disclosures included herein are adequate to make the information presented not misleading.  In the opinion of management, all adjustments which are of a normal recurring nature considered necessary for presentation of the information have been included.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Interim results are not necessarily indicative of results for a full year.

The following is a summary of the significant accounting policies consistently applied by the Company in the preparation of its consolidated financial statements:

Use of Estimates

The interim consolidated financial statements have been prepared in accordance with GAAP that require management to make estimates and assumptions that affect the amounts reported in the interim consolidated financial statements and the accompanying notes to the interim consolidated financial statements.  Actual results could differ from these estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits and highly liquid investments with original maturities of three months or less when purchased. Cash and cash equivalents are carried at cost, which approximates fair value.

Prepaid Assets

Prepaid assets consist of premiums paid for directors’ and officers’ insurance and fidelity bonds with a policy term of one year, fees associated with the establishment of the policy or credit facility, and registration expenses related to the Company’s shelf filing. Such premiums and fees are amortized monthly on a straight-line basis over the term of the policy or credit facility.  Registration expenses are deferred and will be charged as a reduction of capital upon the sale of shares.

Concentration of Credit Risk

The Company places its cash and cash equivalents with financial institutions and, at times, cash held in checking accounts may exceed the Federal Deposit Insurance Corporation insured limit.

Valuation of Investments

Investments are carried at fair value, as determined in good faith by the Company’s Board of Directors.  On a quarterly basis, the investment team of the Manager prepares valuations for all of the assets in our portfolio companies and presents the valuations to the Company’s Valuation Committee and Board of Directors.  The valuations are determined and recommended by the Valuation Committee to the Board of Directors, which reviews and ratifies the final portfolio valuations.

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

The methodologies for determining enterprise valuations include estimates based on:  valuations of comparable public companies, recent sales of comparable companies, the value of recent investments in the equity securities of a portfolio company and also on the methodologies used for asset valuations.  The investment team of the Manager considers one or all of the above valuation methods to determine the estimated enterprise value of a portfolio company.

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement on Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). This standard establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and requires additional disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements already required or permitted by existing standards. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The changes to current generally accepted accounting principles from the application of SFAS No. 157 relate to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements.

As of January 1, 2008, the Company adopted SFAS No. 157. The Company has performed an analysis of all existing investments to determine the significance and character of all inputs to their fair value determination. Based on this assessment, the adoption of this standard did not have a material effect on the Company’s net asset value.

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

Payment-in-Kind Interest and Dividends

The Company may have investments in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK interest or dividends, computed at the contractual rate specified in each investment agreement, are added to the principal balance of the investment and recorded as interest or dividend income.  For investments with PIK interest or dividends, the Company bases income accruals on the principal balance including any PIK.  If the portfolio company’s asset valuation is not sufficient to cover the contractual interest, the Company will not accrue interest or dividend income on the investment.  To maintain the Company’s RIC status, this non-cash source of income must be paid out to stockholders in the form of dividends, even though the Company has not yet collected the cash.  For the quarter ended March 31, 2008, PIK interest income totaled $1,728,817, and there was no PIK dividend income.  For the quarter ended March 31, 2007, PIK interest income totaled $1,115,048, and there was no PIK dividend income.

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

Fee Income Recognition

Fees primarily include financial advisory, transaction structuring, loan administration, commitment and prepayment fees. Financial advisory fees represent amounts received for providing advice and analysis to companies and are recognized as earned when such services are performed, provided collection is probable. Transaction structuring fees represent amounts received for structuring, financing and executing transactions and are generally payable only if the transaction closes. Such fees are deferred and accreted into interest income over the life of the loan using the effective interest method. Commitment fees represent amounts received for committed funding and are generally payable whether or not the transaction closes. On transactions that close within the commitment period, commitment fees are deferred and accreted into interest income over the life of the loan using the effective interest method. Commitment fees on transactions that do not close are generally recognized over the period the commitment is outstanding. Prepayment and loan administration fees are recognized as they are received.  For the quarter ended March 31, 2008, the Company accreted approximately $0.3 million of fee income into interest income, compared to approximately $0.4 million of fee income for the quarter ended March 31, 2007.

Dividends

Dividends to stockholders are recorded on the ex-dividend date. The Company currently intends that its distributions each year will be sufficient to maintain the Company’s status as a RIC for federal income tax purposes and to eliminate excise tax liability.  The Company currently intends to make distributions to stockholders on a quarterly basis of substantially all of its net taxable income.    The Company also intends to make distributions of net realized capital gains, if any, at least annually.  However, the Company may in the future decide to retain such capital gains for investment and designate such retained amount as a deemed distribution.  The amount to be paid out as a dividend, if any, is determined by the Company’s Board of Directors each quarter and is based on the annual taxable earnings estimated by the Manager. Based on that estimate, a dividend is declared each quarter and paid shortly thereafter.

Prior to 2005, the Company was treated as a “C” corporation and had no taxable income and therefore did not declare a dividend for that period.  The following table summarizes the Company’s dividend history:

Dividend History

Declaration Date	Amount	Record Date	Payment Date
March 18, 2005	$0.120	March 31, 2005	April 15, 2005
June 17, 2005	$0.125	June 30, 2005	July 15, 2005
September 19, 2005	$0.140	September 30, 2005	October 14, 2005
December 15, 2005	$0.275	December 27, 2005	January 4, 2006
March 10, 2006	$0.160	March 31, 2006	April 17, 2006
June 14, 2006	$0.180	June 30, 2006	July 14, 2006
September 14, 2006	$0.250	September 29, 2006	October 13, 2006
December 7, 2006	$0.330	December 19, 2006	December 29, 2006
March 19, 2007	$0.265	March 30, 2007	April 13, 2007
June 13, 2007	$0.310	June 29, 2007	July 13, 2007
September 12, 2007	$0.350	September 28, 2007	October 12, 2007
December 12, 2007	$0.515	December 28, 2007	January 4, 2008
March 6, 2008	$0.400	March 31, 2008	April 11, 2008

The Company has established an “opt out” dividend reinvestment plan for its common stockholders. As a result, if the Company declares a dividend, then a stockholder’s cash dividend will be automatically reinvested in additional shares of the Company’s common stock unless the stockholder, or his or her broker, specifically “opts out” of the dividend reinvestment plan and elects to receive cash dividends. It is customary practice for many brokers to “opt out” of dividend reinvestment plans on behalf of their clients unless specifically instructed otherwise. As of April 11, 2008, holders of 1,693,284 shares, or approximately 9.7% of outstanding shares, were participants in the Company’s dividend reinvestment plan.

The Company’s plan provides for the plan agent to purchase shares in the open market for credit to the accounts of plan participants unless the average of the closing sales prices for the shares for the five days immediately preceding the payment date exceeds 110% of the most recently reported net asset value per share.

The table below summarizes participation in the Company’s dividend reinvestment plan:

Dividend Reinvestment Plan Participation
		Percentage of			Common Stock Dividends
	Participating	Outstanding	Total		Purchased in	Newly Issued Shares
Dividend	Shares	Shares	Distribution	Cash Dividends	Open Market	Amount	Shares
March 2005	-	0.0%	$2,088,012	$2,088,012	$-	$-	-
June 2005	1,215,870	7.0%	$2,175,013	$2,023,029	$151,984	$-	-
September 2005	1,488,904	8.6%	$2,436,014	$2,227,567	$208,447	$-	-
December 2005	1,660,140	9.5%	$4,785,028	$4,328,488	$456,540	$-	-
March 2006	1,618,940	9.3%	$2,784,016	$2,524,986	$259,030	$-	-
June 2006	1,410,227	8.1%	$3,132,018	$2,878,177	$253,841	$-	-
September 2006	1,270,634	7.3%	$4,350,025	$4,032,366	$317,659	$-	-
December 2006	1,111,045	6.4%	$5,742,033	$5,375,388	$-	$366,645	22,168
March 2007	1,355,671	7.8%	$4,616,901	$4,257,648	$-	$359,253	22,692
June 2007	1,363,066	7.8%	$5,407,938	$4,985,387	$-	$422,550	24,694
September 2007	1,438,143	8.2%	$6,114,379	$5,611,029	$-	$503,350	30,678
December 2007	1,605,164	9.2%	$9,012,670	$8,186,010	$826,659	$-	-	(1)
March 2008	1,693,284	9.7%	$7,000,133	$6,322,815	$-	$677,318	41,482	(1)

(1) Shares were issued on April 11, 2008 for the March 2008 dividend. See above and Note 4 for futher detail.

Note 3:                      Credit Facilities and Borrowings

Under the terms of the Company’s Second Amendment to Treasury Secured Revolving Credit Agreement (the “Treasury Facility”), the lenders party thereto and SunTrust Bank, as administrative agent for the lenders, have extended credit available under the Treasury Facility to an amount not to exceed $175 million by obtaining additional commitments from existing lenders or new lenders.  The total amount committed and outstanding under the Treasury Agreement as of March 31, 2008 was $126.25 million, which was unchanged compared to the committed and outstanding amounts as of December 31, 2007.  Proceeds from the Treasury Facility are used to facilitate the growth of the Company’s investment portfolio and provide flexibility in the sizing of its portfolio investments. The Treasury Facility has a three-year term and bears interest, at the Company’s option, at either (i) LIBOR plus 25 basis points or (ii) the base rate. As of March 31, 2008, the interest rate on the Company’s outstanding borrowings under the Treasury Facility was 2.84875% (LIBOR rate of 2.59875% plus 25 basis points) on $126.25 million. The obligations under the Treasury Facility are collateralized by certain securities and are guaranteed by the Company’s existing and future subsidiaries, other than special purpose subsidiaries and certain other subsidiaries. The Treasury Facility contains affirmative and reporting covenants and certain financial ratio and restrictive covenants, including: (a) maintaining a ratio of net asset value to consolidated total indebtedness (excluding net hedging liabilities) of the Company and its subsidiaries, of not less than 2.25:1.0, (b) maintaining a ratio of net asset value to consolidated total indebtedness (including net hedging liabilities) of the Company and its subsidiaries, of not less than 2.0:1.0, (c) maintaining a ratio of EBITDA (excluding revenue from cash collateral) to interest expense (excluding interest on loans under the Treasury Facility) of the Company and its subsidiaries of not less than 3.0:1.0, (d) maintaining a ratio of collateral to the aggregate principal amount of loans under the Treasury Facility of not less than 1.01:1.0, (e) limitations on additional indebtedness, (f) limitations on liens, (g) limitations on mergers and other fundamental changes, (h) limitations on dividends, (i) limitations on disposition of assets other than in the normal course of business, (j) limitations on transactions with affiliates, (k) limitations on agreements that prohibit liens on properties of the Company and its subsidiary guarantors, (l) limitations on sale and leaseback transactions, (m) limitations on speculative hedging transactions, and (n) limitations on the aggregate amount of unfunded commitments.

Under the terms of the Company’s Amended and Restated Revolving Credit Agreement (the “Investment Facility”), the lenders have agreed to extend revolving credit to the Company in an amount not to exceed $100 million, with  the ability to increase the credit available to an amount not to exceed $175 million by obtaining additional commitments from existing lenders or new lenders.  The total amount committed was $100 million and $65 million was outstanding under the Investment Facility as of March 31, 2008.  By comparison, the total amount committed as of December 31, 2007 was $100 million and $89.75 million was outstanding under the Investment Facility.  The Investment Facility has a three-year term and bears interest, at the Company’s option, at either (i) LIBOR plus 125 to 225 basis points, based on the degree of leverage of the Company or (ii) the base rate plus 0 to 75 basis points, based on the degree of leverage of the Company.  Proceeds from the Investment Facility will be used to supplement the Company’s equity capital to make portfolio investments.  As of March 31, 2008, the interest rates were 5.75% (Prime rate of 5.25% plus 50 basis points) on $10 million, and 4.6775% (LIBOR rate of 2.6775% plus 200 basis points) on $55 million.

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

In addition to the Company’s credit facility, the Company may also fund a portion of its investments with issuances of equity or senior debt securities. The Company may also securitize a portion of its investments in mezzanine or senior secured loans or other assets. The Company expects its primary use of funds to be investments in portfolio companies, cash distributions to holders of its common stock and payment of fees and other operating expenses.

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

The Company has established a dividend reinvestment plan for the Company’s common stockholders, which provides for reinvestment of distributions paid by the Company, on behalf of each plan participant, by the Company’s transfer agent, in accordance with the plan terms. The purpose of the plan is to provide stockholdersf record of the Company’s common stock, par value $.001 per share, with a method of investing cash dividends and distributions in additional shares at the current market price without charges for record-keeping, custodial, and reporting services. However, the plan is an “opt-out” plan. This means, if the Company declares a cash dividend, a stockholder’s cash dividend will be automatically reinvested in additional shares of its common stock unless the stockholder specifically “opts out” of the dividend reinvestment plan in writing, and elects to receive cash dividends. Any stockholder of record may elect to partially participate in the plan, or begin or resume participation at any time, by providing the plan agent with written notice. It is customary practice for many brokers to “opt out” of dividend reinvestment plans on behalf of their clients unless specifically instructed otherwise.

The Company issued 22,168 and 78,064 shares of common stock, respectively, in 2006 and 2007 to participants in the dividend reinvestment plan. The Company issued 41,482 shares of common stock on April 11, 2008 to participants in the dividend reinvestment plan with respect to the $0.40 per share dividend declared on March 6, 2008.  See Dividends in Note 2.

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

Under the investment advisory agreement, the base management fee is calculated quarterly as 0.45% of the average of total assets of the Company as of the end of the two previous quarters, and is payable quarterly in arrears.  The Manager has agreed to waive permanently, subsequent to September 30, 2007, that portion of the management fee attributable to U.S. Treasury securities acquired with borrowings under the Company’s credit facilities to the extent the amount of such securities exceeds $100 million.

Of the $2,148,721 management and incentive fees payable to the Manager as of March 31, 2008, $1,800,206 is the base management fee for the quarter ended March 31, 2008.  The base management fee for the quarter ended December 31, 2007 was $1,683,592.

The incentive fee under the investment advisory agreement consists of two parts. The first part, which is calculated and payable quarterly in arrears, equals 20% of the excess, if any, of the Company’s net investment income for the quarter that exceeds a quarterly hurdle rate equal to 2% (8% annualized) of the Company’s net assets.

For this purpose, net investment income means interest income, dividend income, and any other income (including any other fees, such as commitment, origination, syndication, structuring, diligence, managerial assistance, monitoring, and consulting fees or other fees that the Company receives from portfolio companies) accrued during the fiscal quarter, minus the Company’s operating expenses for the quarter (including the base management fee, expenses payable under the administration agreement, any interest expense and dividends paid on issued and outstanding preferred stock, if any, but excluding the incentive fee).   Accordingly, the Company may pay an incentive fee based partly on accrued interest, the collection of which is uncertain or deferred.  Net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income that the Company has not yet received in cash. Net investment income does not include any realized capital gains, realized capital losses, or unrealized capital appreciation or depreciation.

The incentive fees due in any fiscal quarter will be calculated as follows:

•	No incentive fee in any fiscal quarter in which the Company’s net investment income does not exceed the hurdle rate.
•	20% of the amount of the Company’s net investment income, if any, that exceeds the hurdle rate in any fiscal quarter.

There were no investment income incentive fees earned for the first quarters of 2008 and 2007.

The second part of the incentive fee (the “Capital Gains Fee”) is determined and payable in arrears as of the end of each fiscal year (or upon termination of the investment advisory agreement, as of the termination date), and equals (1) 20% of (a) the Company’s net realized capital gain (realized capital gains less realized capital losses) on a cumulative basis from the closing date of the Company’s initial public offering to the end of such fiscal year, less (b) any unrealized capital depreciation at the end of such fiscal year, less (2) the aggregate amount of all Capital Gains Fees paid to the Manager in prior fiscal years.  There were no Capital Gains Fees earned for the first quarters of 2008 and 2007.

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

The investment advisory agreement was originally approved by the Company’s Board of Directors on November 9, 2004. The investment advisory agreement provides that unless terminated earlier as described below, the agreement shall remain in effect from year-to-year after November 9, 2006, provided continuation is approved at least annually by the Company’s Board of Directors or by the affirmative vote of the holders of a majority of the Company’s outstanding voting securities, including, in either case, approval by a majority of the members of the Company’s Board of Directors who are not interested persons. On November 1, 2007, the Company’s Board of Directors, including all of the independent directors, approved an extension of the investment advisory agreement through November 9, 2008.

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

Pursuant to the investment advisory agreement, the compensation and routine overhead expenses of the investment professionals of the Company’s management team and their respective staffs, when and to the extent engaged in providing management and investment advisory services to the Company, will be paid for by the Manager. The Company will bear all other costs and expenses of its operations and transactions.

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

Of the $510,915 in accounts payable as of March 31, 2008, $206,265 was due to the Administrator for expenses incurred on the Company’s behalf for the month of March 2008.  By comparison, $225,148 was due to the Administrator for expenses incurred on the Company’s behalf for the month of December 2007.

The administration agreement was originally approved by the Company’s Board of Directors on November 9, 2004. The administration agreement provides that unless terminated earlier the agreement will continue in effect until November 9, 2006, and from year-to-year thereafter provided such continuance is approved at least annually by (i) the Company’s Board of Directors and (ii) a majority of the members of the Company’s Board of Directors who are not parties to the administration agreement or “interested persons” of any such party. On November 1, 2007, the Company’s Board of Directors, including all of the independent directors, approved the continuation of the administration agreement through November 9, 2008.

The foregoing description of the administration agreement is qualified in its entirety by reference to the full text of the document, a copy of which was filed as Exhibit 10.2 to the Company’s Form 10-K for the year ended December 31, 2004, and is incorporated herein by reference.

Note 6:                      Federal Income Taxes

The Company intends to qualify for tax purposes as a RIC under Subchapter M of Chapter 1 of the Code.  As a RIC, the Company generally will not be subject to federal income tax on the portion of its investment company taxable income and net capital gain (i.e., realized net long term capital gains in excess of realized net short term capital losses) distributed to stockholders. To qualify as a RIC, the Company is required, among other things, to distribute to its stockholders at least 90% of investment company taxable income, as defined by the Code, and to meet certain asset diversification requirements.  At December 31, 2004, the Company’s temporary investments included commercial paper of certain issuers that exceeded 5% of the value of its total assets. These investments were classified as cash equivalents for financial statement purposes. The Company was advised, however, that for purposes of the federal income tax rules governing RIC status, these commercial paper investments could not be classified as cash items, in which case the Company did not meet the RIC asset diversification requirements at December 31, 2004 and was instead treated as a “C” corporation for tax purposes for 2004.

For the years ended December 31, 2005, 2006 and 2007, the Company met all RIC requirements. The Company distributed substantially all of its investment company taxable income for 2005, 2006 and 2007. Thus, the Company did not incur any federal income tax liability for any of these periods.

Differences between the effective income tax rate and the statutory federal tax rate for the periods ended March 31, 2008 and March 31, 2007 were as follows:

	For the Three Months	For the Three Months
	ended March 31, 2008	ended March 31, 2007
	(unaudited)	(unaudited)

Statutory federal rate on loss from continuing operations	34%	34%
Effect of net deferred tax assets	(34%)	(34%)

Effective tax rate on earnings from continuing operations	0%	0%

The tax effects of temporary differences that give rise to the deferred tax assets and liabilities are as follows:
	For the Three Months	For the Three Months
	ended March 31, 2008	ended March 31, 2007
	(unaudited)	(unaudited)

Deferred tax assets
Net operating loss carry forwards	$33,866	$156,674
Net organization costs	63,902	111,830
Total gross deferred tax assets	97,768	268,504
Less valuation allowance	(97,768)	(268,504)
Net deferred tax assets	-	-

Deferred tax liabilities
Unrealized gains, net	-	-
Prepaid expenses	-	-
Total gross deferred tax liabilities	-	-

Net deferred tax assets	$-	$-

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

The Company’s consolidated subsidiaries, NGPC Asset Holdings, LP, NGPC Asset Holdings II, LP, NGPC Asset Holdings III, LP, and NGPC Asset Holdings IV, LP, collectively (“NGPCAH”), are subject to federal income taxes. For the year ended December 31, 2005 (its first year of operations), NGPCAH operated at a loss and thus, at December 31, 2005, NGPCAH had a deferred tax asset of approximately $15,000, composed of net operating loss carryforwards. For the year ended December 31, 2006, NGPCAH operated at a small profit, resulting in a reduction of the deferred tax asset composed of net operating loss carryforwards of approximately $1,000. For the year ended December 31, 2007, NGPCAH had net operating income of approximately $315,000 resulting in a reduction of the deferred tax asset composed of net operating loss carryforwards of approximately $122,808.  Management believes that the realization of the net deferred tax asset is not likely based on expectations as to future taxable income and, accordingly, NGPCAH recorded a valuation allowance of approximately $15,000 at December 31, 2005, approximately $14,000 at December 31, 2006, and of approximately $109,000 at December 31, 2007.  For the period ended March 31, 2008, NGPCAH operated at a small loss and, accordingly, NGPCAH recorded no provision for income taxes for the period ended March 31, 2008.

Note 7:                      Reclassifications

GAAP requires that certain components of net assets be adjusted to reflect permanent differences between financial and tax reporting. These reclassifications have no effect on total net assets or net asset value per share. For the years ended December 31, 2007, 2006 and 2005, $64,170, $15,710 and $586,225, respectively, were reclassified to undistributed net investment income (loss) from paid-in capital in excess of par.  These reclassifications were primarily due to non-deductible meal expenses, non-deductible excise taxes and income and expenses from a wholly-owned subsidiary.

Note 8:                      Commitments and Contingencies

As of March 31, 2008, the Company had investments in or commitments to fund loan facilities to 15 portfolio companies totaling $306 million, on which $279 million was drawn. In addition, the Company has continuing obligations under the investment advisory agreement with the Manager and the administration agreement with the Administrator. The agreements provide that, absent willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, the Manager, the Administrator and its officers, managers, agents, employees, controlling persons, members and any other person or entity affiliated with them will be entitled to indemnification from the Company for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of the Manager’s or Administrator’s services under the agreements or otherwise as the Company’s investment adviser or administrator. The agreements also provide that the Manager, the Administrator and their affiliates will not be liable to the Company or any stockholder for any error of judgment, mistake of law, any loss or damage with respect to any of the Company’s investments or any action taken or omitted to be taken by the Manager or the Administrator in connection with the performance of any of their duties or obligations under the agreements or otherwise as investment adviser or administrator to the Company, except to the extent specified in Section 36(b) of the 1940 Act concerning loss resulting from a breach of fiduciary duty with respect to the receipt of compensation for services. In the normal course of business, the Company enters into a variety of undertakings containing a variety of representations that may expose the Company to some risk of loss. The amount of future loss, if any, arising from such undertakings, while not quantifiable, is not expected to be significant.

Note 9:                      Fair Value

In September 2006, FASB issued SFAS No. 157, which establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and requires additional disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements already required or permitted by existing standards. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The changes to current generally accepted accounting principles from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements.

As of January 1, 2008, the Company adopted SFAS No. 157. The Company has performed an analysis of all existing investments and derivative instruments to determine the significance and character of all inputs to their fair value determination. Based on this assessment, the adoption of this standard did not have a material effect on the Company’s net asset value. However, the adoption of the standard does require the Company to provide additional disclosures about the inputs used to develop the measurements and the effect of certain measurements on changes in net assets for the reportable periods as contained in the Company’s periodic filings.

SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into the following three broad categories:

•	Level 1 — Quoted unadjusted prices for identical instruments in active markets to which the Company has access at the date of measurement.

•
Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. Level 2 inputs are those in markets for which there are few transactions, the prices are not current, little public information exists or instances where prices vary substantially over time or among brokered market makers.

•
Level 3 — Model derived valuations in which one or more significant inputs or significant value drivers are unobservable. Unobservable inputs are those inputs that reflect the Company’s own assumptions that market participants would use to price the asset or liability based on the best available information.

The following table presents the Company’s assets measured at fair value on a recurring basis at March 31, 2008:

			Prices with
		Quoted Prices	Observable
		in Active	Market	Unobservable
		Markets	Inputs	Inputs
Assets at Fair Value	Total	(Level 1)	(Level 2)	(Level 3)

Long Term Investments	$291,220,223	$-	$19,551,000	$271,669,223
Short Term Investments	143,978,220	143,978,220	-	-
Total Assets at Fair Value	$435,198,443	$143,978,220	$19,551,000	$271,669,223

The Company did not have any liabilities that were measured at fair value on a recurring basis at March 31, 2008

The following table presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at December 31, 2007 and at March 31, 2008.

Long Term
Assets at Fair Value Using Unobservable Inputs (Level 3)	Investments

Balance as of December 31, 2007	$272,348,573
Transfers in (out) of Level 3	-
Net investment income (loss)	307,688
Net realized gains (losses)	-
Net unrealized gains (losses)	(467,996)
Purchases, sales and redemptions	(519,042)
Balance as of March 31, 2008	$271,669,223

The $467,996 of net unrealized losses presented in the table above relates to investments that are still held at March 31, 2008, and the Company presents these unrealized losses on the Consolidated Statement of Operations as net increase (decrease) in unrealized appreciation (depreciation) on portfolio securities and corporate notes.

Note 10:                      Subsequent Events

On April 15, 2008 the Company completed an underwritten public offering of 3,700,000 shares of the Company’s common stock at a price per share of $16.00, raising approximately $55.8 million in net proceeds after deducting underwriting discounts and commissions and estimated offering expenses.  A shelf registration statement relating to the sale of shares in this offering has been filed with the SEC and has become effective.  The underwriters for the offering were Raymond James & Associates, Inc., Stifel, Nicolaus & Company, Incorporated and BB&T Capital Markets, a division of Scott & Stringfellow, Inc.  The Company has granted the underwriters a 30-day option to purchase up to an additional 555,000 shares of common stock to cover over-allotments, if any.  On April 16, 2008, the Company used the $56.2 million net proceeds of this offering plus an additional $8.8 million of cash on hand to repay the outstanding balance on its $65 million investment credit facility.

On April 25, 2008, the Company announced that the underwriters had exercised a portion of the over-allotment granted in connection with the Company’s recent public offering of common stock and had purchased an additional 386,388 shares of common stock at a price per share of $16.00, bringing total net proceeds of the offering to approximately $61.7 million after deducting underwriting discounts and commissions and estimated offering expenses. A total of 168,612 shares remain available for purchase under the underwriters’ over-allotment option during the remainder of its 30-day term.  The Company will use proceeds from the exercise of the over-allotment to fund additional investments.

On April 30, 2008, the Company closed a $30 million Senior Secured Credit Facility (the “Facility”) with Greenleaf Investments LLC, a private company based in Victoria, Texas (“Greenleaf”).  The Company acted as agent and sole lender for the Facility.  Initial availability under the Facility is $12.5 million with approximately $10.5 million funded at closing.  The Facility is secured by first liens on substantially all of Greenleaf’s assets.  As partial consideration for providing the Facility, the Company received an overriding royalty interest in Greenleaf’s properties.  Proceeds from the Facility will be used by Greenleaf to acquire certain properties in Victoria County, Texas, to develop additional oil and gas properties and to fund capital expenditures.  Greenleaf is an oil and gas producer with interests in production located along the Texas Gulf Coast.

Also on April 30, 2008, the Company made a follow-on investment in Tammany Oil & Gas, LLC, an existing portfolio company.  Availability under this facility was increased from $30.0 million to $34.0 million.  The Company funded an additional $6.2 million, which was used to acquire certain producing properties in the federal waters of the Gulf of Mexico.  Following the investment, there is approximately $29.5 million outstanding under this facility.

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes thereto contained elsewhere in this report.

Forward-Looking Statements

The safe harbor for forward-looking statements under the Private Securities Litigation Reform Act of 1995 does not apply to business development companies and statements made in this report.  Nonetheless, certain statements in this report that relate to estimates or expectations of our future performance or financial condition may be forward-looking. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections in our industry, our beliefs and our assumptions.  These statements are not guarantees of future performance and are subject to various risks and uncertainties, which could cause actual results and conditions to differ materially from those projected, including, but not limited to,

•	uncertainties associated with the timing of transaction closings;
•	changes in the prospects of our portfolio companies;
•	changes in interest rates;
•	changes in regional, national or international economic conditions and their impact on the industries in which we invest;
•	the future operating results of our portfolio companies and their ability to achieve their objectives;
•	changes in the conditions of the industries in which we invest;
•	the adequacy of our cash resources and working capital;
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	the ability of our external manager, NGP Investment Advisor, LP, which we refer to as our Manager, to locate suitable investments for us and to monitor and administer the investments; and
•	other factors enumerated in our filings with the Securities and Exchange Commission, or the SEC.

We may use words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “will,” “should,” “may” and similar expressions to identify forward-looking statements. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties that could cause actual results to differ materially from our historical experience and present expectations. Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate.  Undue reliance should not be placed on such forward-looking statements, as such statements speak only as of the date on which they are made. Additional information regarding these and other risks and uncertainties is contained in our periodic filings with the SEC.

Overview

We are a financial services company created to invest primarily in debt securities of small and mid-size private energy companies, which we generally define as companies that have net asset values or annual revenues of less than $500 million and are not issuers of publicly traded securities. We have elected to be regulated as a business development company, or a BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act, and, as such, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” which are securities of private or thinly traded public U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, for federal income tax purposes we operate so as to be treated as a regulated investment company, or RIC, under the Internal Revenue Code of 1986, as amended, or the Code. Pursuant to these elections, we generally will not have to pay corporate-level taxes on any income and capital gains we distribute to our stockholders.

Our investment objective is to generate both current income and capital appreciation primarily through debt and equity investments with certain equity components.  A key focus area for our targeted investments in the energy industry is domestic exploration and production businesses and midstream businesses that gather, process and transport oil and natural gas. We also evaluate investment opportunities in such businesses as coal, power, electricity, energy services and alternative energy. Our investments will generally range in size from $10 million to $50 million; however, we may invest more or less depending on market conditions and our Manager’s view of a particular investment opportunity.  Our targeted investments primarily consist of debt instruments, including senior and subordinated loans combined in one facility, sometimes with an equity component, and subordinated loans with equity components.  We may also invest in preferred stock and other equity securities on a stand-alone basis.

Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to energy companies, the level of acquisition and divestiture activity for such companies, the level and volatility of energy commodity prices, the general economic environment and the competitive environment for the types of investments we make. We believe that, for energy companies, the availability of debt capital from banks, mezzanine providers and alternative investment vehicles such as hedge funds has remained strong over the last 12 months and has continued to put downward pressure on spreads. However, we do not expect this availability of capital to impair our ability to make attractive long-term investment decisions with our capital.   We remain committed to our underwriting and investment disciplines in selectively investing in appropriate risk-reward opportunities within the energy sector.

We generate revenue in the form of interest income on the debt securities that we own, dividend income on any common or preferred stock that we own and capital gains or losses on any debt or equity securities that we acquire in portfolio companies and subsequently sell. Our investments, if in the form of debt securities, typically have a term of three to seven years and bear interest at a fixed or floating rate. To the extent achievable, we seek to collateralize our investments by obtaining security interests in our portfolio companies' assets. We also may acquire minority or majority equity interests in our portfolio companies, which may pay cash or in-kind dividends on a recurring or otherwise negotiated basis. In addition, we may generate revenue in other forms including commitment, origination, structuring, administration or due diligence fees; fees for providing managerial assistance; and possibly consultation fees.  Any such fees generated in connection with our investments are recognized as earned.

Portfolio and Investment Activity

During the quarter ended March 31, 2008, we added one new company to our portfolio and one company repaid its facility. In January 2008, BSR Alto’s Term Loan was fully repaid at par from proceeds from the sale of its assets to a third party. As of September 30, 2007, we had written down the value of our investment in the BSR Alto Term Loan by $0.5 million. Upon repayment, this impairment was recovered in full.

In March 2008, we closed a $15 million investment in BioEnergy International, LLC, or BioEnergy, a private, alternative fuels and specialty chemicals company based in Quincy, Massachusetts. The investment consists of a $5 million participation in a $30 million Senior Secured Tranche Construction Loan and a $10 million participation in a $62 million Senior Secured Notes issue. As partial consideration for providing the investment, we received limited liability company units in a subsidiary of BioEnergy and warrants in BioEnergy. Proceeds from the investment will be used by BioEnergy to construct a fully contracted 108 million gallons per year ethanol plant in Clearfield County, Pennsylvania and to fund development of bio-refinery technologies.

Also during the quarter, we sold a $20 million senior NPI participation in the Anadarko Petroleum Company 2007-III Drilling Fund to another financial institution.

Following these transactions, as of March 31, 2008, our investment portfolio consisted of 15 portfolio companies invested as follows: 38.1% in senior secured term loans, 6.9% in senior subordinated secured notes, 0.4% in participating convertible preferred stock, 1.9% in corporate notes, 6.5% in member and partnership units and 11.8% in net profits interests.  The balance of our investment portfolio (as a percentage of the whole portfolio) was comprised 32.4% of U.S. Treasury Bills, and 2.0% of cash and cash equivalents.

At March 31, 2008, the weighted average yield on targeted portfolio investments, exclusive of capital gains, was 10.7%.  The weighted average yield of our corporate notes was 5.8%. The weighted average yield of our U.S. Treasury Bills and cash equivalents was 2.72%.  The weighted average yield on our total capital invested at March 31, 2008 was 7.82%.

By comparison, at March 31, 2007, the weighted average yield on targeted portfolio investments, exclusive of capital gains, was 12.5%.  The weighted average yield of our corporate notes was 5.5%. The weighted average yield of our U.S. Treasury Bills and cash equivalents was 5.0%.  The weighted average yield on our total capital invested at March 31, 2007 was 9.9%.

Yields are computed using interest rates as of the balance sheet date and include amortization of loan discount points, original issue discount and market premium or discount, royalty interest income, net profits income and other similar investment income, weighted by their respective costs when averaged.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as critical accounting policies.

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

Prepaid Assets

Prepaid assets consist of premiums paid for directors’ and officers’ insurance and fidelity bonds with policy terms of one year, fees associated with the establishment of the credit facility, and registration expenses related to our shelf filing. Such premiums and fees are amortized monthly on a straight line basis over the term of the policy or credit facility. Registration expenses are deferred and will be charged as a reduction of capital upon the sale of shares.

Concentration of Credit Risk

We place our cash and cash equivalents with financial institutions and, at times, cash held in checking accounts may exceed the Federal Deposit Insurance Corporation insured limit.

Valuation of Investments

Investments are carried at fair value, as determined in good faith by our Board of Directors. On a quarterly basis, the investment team of our Manager prepares valuations for all of the assets in our portfolio and presents the valuations to our valuation committee and Board of Directors. The valuations are determined and recommended by the valuation committee to our Board of Directors, which reviews and ratifies the final portfolio valuations.

Investments in securities for which market quotations are readily available are recorded in the financial statements at such market quotations as of the valuation date adjusted for appropriate liquidity discounts, if applicable. For investments in securities for which market quotations are unavailable, or which have various degrees of trading restrictions, the investment team of our Manager prepares valuation analyses, as generally described below.

Using the most recently available financial statements, forecasts and, when applicable, comparable transaction data, the investment team of our Manager prepares valuation analyses for the various securities in our investment portfolio. These valuation analyses are prepared using traditional valuation methodologies, which rely on estimates of the asset values and enterprise values of portfolio companies issuing securities.

The methodologies for determining asset valuations include estimates based on: the liquidation or sale value of a portfolio company’s assets, the discounted value of expected future net cash flows from the assets and third party valuations of a portfolio company’s assets, such as engineering reserve reports of oil and natural gas properties. Our Manager considers some or all of the above valuation methods to determine the estimated asset value of a portfolio company.

The methodologies for determining enterprise valuations include estimates based on: valuations of comparable public companies, recent sales of comparable companies, the value of recent investments in the equity securities of a portfolio company and also on the methodologies used for asset valuations. The investment team of our Manager considers some or all of the above valuation methods to determine the estimated enterprise value of a portfolio company.

Debt Securities: We record our investments in non-convertible debt securities at fair value which generally approximates cost plus amortized original issue discount, or OID, to the extent that the estimated asset or enterprise value of the portfolio company exceeds the outstanding debt of the portfolio company. We record our investment in convertible debt securities at fair value which generally approximates the higher of: 1) cost plus amortized OID, to the extent that the estimated asset or enterprise value of the portfolio company equals or exceeds the outstanding debt of the portfolio company; and 2) our pro rata share, upon conversion, of the residual equity value of the portfolio company available after deducting all outstanding debt from its estimated enterprise value. If the estimated asset or enterprise value is less than the sum of the value of our debt investment and all other debt securities of the portfolio company pari passu or senior to our debt investment, we reduce the value of our debt investment beginning with our junior-most debt investment such that the asset or enterprise value less the value of the outstanding pari passu or senior debt is zero.

Equity Securities: We record our investments in preferred and common equity securities (including warrants or options to acquire equity securities) at fair value based on our pro rata share of the residual equity value available after deducting all outstanding debt from the estimated enterprise value.

Property-Based Equity Participation Rights: We record our investments in overriding royalty and net profits interests at fair value based on a multiple of cash flows generated by such investments, multiples from transactions involving the sale of comparable assets and/or the discounted value of expected future net cash flows from such investments. Appropriate cash flow multiples are derived from the review of comparable transactions involving similar assets. The discounted value of future net cash flows is derived, when appropriate, from third party valuations of a portfolio company’s assets, such as engineering reserve reports of oil and gas properties.

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

In September 2006, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). This standard establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and requires additional disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements already required or permitted by existing standards. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The changes to current generally accepted accounting principles from the application of SFAS No. 157 relate to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements.

As of January 1, 2008, we adopted SFAS No. 157. We performed an analysis of all existing investments to determine the significance and character of all inputs to their fair value determination. Based on this assessment, the adoption of this standard did not have a material effect on our net asset value.

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

Dividends

Dividends to stockholders are recorded on the ex-dividend date. We currently intend that our distributions each year will be sufficient to maintain our status as a RIC for federal income tax purposes and to eliminate our liability for federal excise taxes. We intend to make distributions to stockholders on a quarterly basis of substantially all net taxable income. We also intend to make distributions of net realized capital gains, if any, at least annually. However, we may in the future decide to retain capital gains for investment and designate such retained dividends as a deemed distribution. The amount to be paid out as a dividend is determined by our Board of Directors each quarter and is based on the annual taxable earnings estimated by our Manager. Based on that estimate, a dividend is declared each quarter and paid shortly thereafter.

Results of Operations

 Investment Income

Investment income for the quarter ended March 31, 2008 was $9.5 million with $8.2 million attributable to targeted investments in 13 portfolio companies, $0.2 million from corporate notes and $1.1 million attributable to investments in cash equivalents. This compares to investment income for the quarter ended March 31, 2007 of $8.5 million with $6.7 million attributable to targeted investments in 16 portfolio companies, $0.2 million from corporate notes, $0.1 million in fee income from third parties and affiliates, and $1.5 million attributable to investments in cash equivalents, agency notes and auction rate securities.

Operating Expenses

For the quarter ended March 31, 2008, operating expenses were $5.4 million compared to $4.1 million for the quarter ended March 31, 2007. The 2008 amount consisted of investment advisory and management fees of $1.8 million, insurance expenses, administrative services fees, professional fees, directors’ fees and other general and administrative expenses of $1.2 million and credit facility interest and fees of $2.4 million.  In comparison, for the quarter ended March 31, 2007, investment advisory and management fees were $1.6 million, insurance expenses, administrative services fees, professional fees, directors’ fees and other general and administrative expenses were $0.9 million and credit facility interest and fees were $1.6 million.

Operating expenses for the three month periods include our allocable portion of the total organizational and operating expenses incurred by us, our Manager, and NGP Administration, LLC, which we refer to as our administrator, as determined by our Board of Directors and representatives of our Manager and our Administrator.  According to the terms of the investment advisory agreement, the base management fee is calculated quarterly as 0.45% of the average of our total assets as of the end of the two previous quarters.

Net Investment Income

For the quarter ended March 31, 2008, net investment income was $4.1 million compared to $4.4 million for the quarter ended March 31, 2007, primarily due to increased interest income on the higher portfolio balances offset by higher management fees, general and administrative expenses and interest and credit facility fees.

Unrealized Appreciation or Depreciation on Investments

For the quarter ended March 31, 2008, the increase in net unrealized depreciation was $1.7 million, comprised of a $1.4 million decrease in portfolio fair value and a $0.3 million decrease in the fair value of corporate notes.  This compares to an increase of $3.7 million net unrealized appreciation for the quarter ended March 31, 2007, consisting of a $3.6 million increase in portfolio fair value and a $0.1 million increase in the fair value of corporate notes.

Net Realized Gains

There were no realized capital gains or losses for the quarters ended March 31, 2008 or 2007.

Net Increase in Stockholders’ Equity from Operations

For the quarter ended March 31, 2008, we had a net increase in stockholders’ equity (net assets) resulting from operations of $2.4 million, or $0.14 per share, compared to $8.1 million, or $0.47 per share for the quarter ended March 31, 2007.  The $5.8 million, or $0.33 per share net decrease is attributable to the $5.4 million decrease in unrealized appreciation (depreciation) on our investments during the first quarter of 2008.

Financial Condition, Liquidity and Capital Resources

During the quarter ended March 31, 2008, we generated cash from operations, including interest earned on our portfolio securities, as well as our investments in corporate notes, U.S. government securities and other high quality debt securities that mature in one year or less.  At March 31, 2008, we had cash and cash equivalents of $8.7 million, investments in U.S. Treasury Bills of $144.0 million and investments in corporate notes of $8.7 million.

 As of March 31, 2008, we had investments in or commitments to fund loan facilities to 15 portfolio companies totaling $306 million, of which $279 million was drawn.  We expect to fund our investments in 2008 from income earned on our portfolio and temporary investments and from borrowings under our Credit Facilities.  (See description under “Note 3: Credit Facility” above.)  In the future, we may also fund a portion of our investments with issuances of equity or senior debt securities. We may also securitize a portion of our investments.  We expect our primary use of funds to be investments in portfolio companies, cash distributions to holders of our common stock and payment of fees and other operating expenses.

Contractual Obligations

A summary of our contractual payment obligations at March 31, 2008 is as follows:

		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

March 31, 2008:
Long-term debt obligations--
revolving credit facilities (1)	$191,250,000	$-	$191,250,000	$-	$-
Total	$191,250,000	$-	$191,250,000	$-	$-

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

Portfolio Credit Quality

We maintain a system to evaluate the credit quality of our investments. While incorporating quantitative analysis, this system is a qualitative assessment.  This system is intended to reflect the overall performance of a portfolio company’s business, the collateral coverage of an investment, and other relevant factors. Based on this system, the overall credit quality of our targeted investment portfolio remained satisfactory in the quarter ended March 31, 2008.  Of the 20 rated investments as of March 31, 2008, 2 investments declined in rating, 16 retained the same rating, and 2 new investments were previously unrated, when compared to the investments as of December 31, 2007.  Investments approximating $36 million, or approximately 13% of the $277.7 million cost basis of targeted investments, are carried on our watch list due to slower than expected development of the assets supporting the investments or deterioration in asset coverage.

During the quarter ended March 31, 2008, we recorded additional unrealized depreciation of $1.5 million in the fair value of targeted investments to reflect the potential for loss of capital inherent in those investments.  We placed one of these investments on non-accrual status effective January 1, 2008.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the information provided in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 4.     Controls and Procedures

Disclosure Controls and Procedures

We maintain controls and procedures designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported on a timely basis and accumulated and made known to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on an evaluation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report conducted by our management, with the participation of our Chief Executive and Chief Financial Officers, our Chief Executive and Chief Financial Officers believe that as of March 31, 2008, these controls and procedures are effective to ensure that we are able to collect, process and disclose the information we are required to disclose in the reports we file with the SEC within the required time periods.

In evaluating changes in internal control over financial reporting during the quarter ended March 31, 2008, management identified no changes in its internal control over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

We are not currently a defendant in any material legal proceeding, nor to our knowledge, is any material legal proceeding threatened against us.

Item 1A.    Risk Factors

There have been no material changes to the risk factors disclosed under Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 other than the addition of the risk described below under the heading “Additional Risk Factor” and the revisions to the following risk factors (the complete text of which are set forth below under the heading “Revised Risk Factors”).

Additional Risk Factor

We may be subject to the risks associated with the ethanol industry.

The ethanol industry is subject to many risks which may adversely affect the market price of ethanol. For example, overcapacity in the ethanol industry may result in a decrease in the market price of ethanol if the demand for ethanol does not grow at the same pace as increases in supply. In addition, the ethanol industry is highly competitive, and other companies presently in the market, or that are about to enter the market, could adversely affect the market price of ethanol. Moreover, because corn is the principal raw material used to produce ethanol, ethanol companies in general are directly affected by the cost and supply of corn. Changes in the price and supply of corn are subject to and determined by market forces over which we have no or little control, including overall supply and demand, government programs and policies, weather, and other factors. Furthermore, because growth and demand for ethanol may be driven primarily by federal and state government policies, a change in government policies favorable to ethanol may cause demand for ethanol to decline. These favorable government policies include the national renewable fuels standard, and various federal ethanol tax incentives that assist the ethanol industry. The continuation of these policies is uncertain, which means that demand for ethanol may decline if these policies change or are discontinued. A decline in the demand of ethanol is likely to cause lower ethanol prices. In addition, tariffs on imported ethanol, which currently effectively limit imported ethanol into the United States, could be reduced or eliminated, which may in turn negatively affect the demand for domestic ethanol and the price at which domestic ethanol is sold.

Revised Risk Factors

We may be exposed to risks associated with changes in interest rates.

General interest rate fluctuations may have a negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on investment objectives and our rate of return on invested capital. Because we may borrow money to make investments, our net investment income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. As of March 31, 2008, approximately 19% of the investments at fair value in our portfolio were at fixed rates, while approximately 81% were at variable rates.  Trading prices for debt that pays a fixed rate of return tend to fall as interest rates rise. Trading prices tend to fluctuate more for fixed-rate securities that have longer maturities. Although we have no policy governing the maturities of our investments, under current market conditions we expect that we will invest in a portfolio of debt generally having maturities of three to seven years, but may have longer maturities. This means that, to the extent we fund longer term fixed rate investments with shorter term floating rate borrowings, we will be subject to greater risk (other things being equal) than a fund invested solely in shorter term securities. A decline in the prices of the debt we own could adversely affect the trading price of our shares.

If we issue senior securities, such as debt or preferred stock, we will be exposed to additional risks.

We may issue debt securities or preferred stock, and/or borrow money from banks or other financial institutions, which we refer to collectively as senior securities, up to the maximum amount permitted by the 1940 Act. We may issue senior securities to make new or follow-on investments, to maintain our RIC status or to pay contingencies and expenses. We will be permitted under the 1940 Act to issue senior securities if, immediately after the borrowing or issuance, we will have an asset coverage of at least 200%. That is, we may borrow funds in an amount up to 50% of the value of our assets (including investments made with borrowed funds).  As of March 31, 2008, our asset coverage for senior securities was 233%.

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

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

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
First Amendment to Treasury Secured Revolving Credit Agreement effective as of August 31, 2006, by and between NGP Capital Resources Company, the lenders from time to time party thereto and SunTrust Bank (filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, and incorporated herein by reference)

10.10	-
Second Amendment to Treasury Secured Revolving Credit Agreement effective as of September 28, 2007, by and between NGP Capital Resources Company, the lenders from time to time party thereto and SunTrust Bank (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on October 24, 2007, and incorporated herein by reference)

10.11	-
Second Amendment to Amended and Restated Revolving Credit Agreement effective as of March 13, 2008, by and between NGP Capital Resources Company, the lenders from time to time party thereto and SunTrust Bank

10.12	-
Third Amendment to Treasury Secured Revolving Credit Agreement effective as of March 13, 2008, by and between NGP Capital Resources Company, the lenders from time to time party thereto and SunTrust Bank

31.1	-	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Executive Officer
31.2	-	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Financial Officer
32.1	-	Section 1350 Certification by the Chief Executive Officer
32.2	-	Section 1350 Certification by the Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

        NGP CAPITAL RESOURCES COMPANY

By:	/s/ John H. Homier
John H. Homier
President and Chief Executive Officer

        NGP CAPITAL RESOURCES COMPANY

By:	/s/ Stephen K. Gardner
Stephen K. Gardner
Chief Financial Officer, Treasurer and Secretary

Date: May 7, 2008

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
First Amendment to Treasury Secured Revolving Credit Agreement effective as of August 31, 2006, by and between NGP Capital Resources Company, the lenders from time to time party thereto and SunTrust Bank (filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, and incorporated herein by reference)

10.10	-
Second Amendment to Treasury Secured Revolving Credit Agreement effective as of September 28, 2007, by and between NGP Capital Resources Company, the lenders from time to time party thereto and SunTrust Bank (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on October 24, 2007, and incorporated herein by reference)

10.11	-
Second Amendment to Amended and Restated Revolving Credit Agreement effective as of March 13, 2008, by and between NGP Capital Resources Company, the lenders from time to time party thereto and SunTrust Bank

10.12	-
Third Amendment to Treasury Secured Revolving Credit Agreement effective as of March 13, 2008, by and between NGP Capital Resources Company, the lenders from time to time party thereto and SunTrust Bank

31.1	-	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Executive Officer
31.2	-	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Financial Officer
32.1	-	Section 1350 Certification by the Chief Executive Officer
32.2	-	Section 1350 Certification by the Chief Financial Officer