Form 10-Q
period 2008-06-30
NGP Capital Resources CO
filed 2008-08-06
CIK 1297704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period              to

Commission file number: 814-00672

NGP Capital Resources Company
(Exact name of registrant as specified in its charter)

Maryland	20-1371499
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1221 McKinney Street, Suite 2975 Houston, Texas	77010
(Address of principal executive offices)	(Zip Code)

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
Yes ☐  No ☒

As of August 5, 2008, there were 21,628,202 shares of the registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED BALANCE SHEETS

	June 30, 2008
	(Unaudited)	December 31, 2007
Assets
Investments in portfolio securities at fair value (cost: $331,601,471 and $277,947,454, respectively)	$338,074,483	$284,228,573
Investments in corporate notes at fair value (cost: $11,609,569 and $11,631,599, respectively)	8,821,600	8,955,500
Investments in commodity derivative instruments at fair value (cost: $1,546,700 and $0, respectively)	1,331,854	-
Investments in U.S. Treasury Bills, at amortized cost which approximates fair value	177,958,876	163,925,625
Total investments	526,186,813	457,109,698

Cash and cash equivalents	11,108,533	18,437,115
Accounts receivable	10,308	17,569
Interest receivable	1,383,271	647,839
Prepaid assets	1,070,521	2,020,655

Total assets	$539,759,446	$478,232,876

Liabilities and stockholders' equity (net assets)
Current liabilities
Accounts payable	$595,572	$928,761
Management and incentive fees payable	1,838,009	2,032,107
Dividends payable	8,651,281	9,012,671
Total current liabilities	11,084,862	11,973,539

Long-term debt	224,250,000	216,000,000

Total liabilities	235,334,862	227,973,539

Commitments and contingencies (Note 8)

Stockholders’ equity (net assets)
Common stock, $.001 par value, 250,000,000 shares authorized; 21,628,202 and 17,500,332 shares issued and outstanding, respectively	21,628	17,500
Paid-in capital in excess of par	307,928,101	245,881,078
Undistributed net investment income (loss)	(7,854,475)	(103,394)
Undistributed net realized capital gain (loss)	859,133	859,133
Net unrealized appreciation (depreciation) of portfolio securities, corporate notes and commodity derivative instruments	3,470,197	3,605,020

Total stockholders’ equity (net assets)	304,424,584	250,259,337

Total liabilities and stockholders' equity (net assets)	$539,759,446	$478,232,876

Net asset value per share	$14.08	$14.30

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Investment income
Interest income	$8,152,713	$9,507,862	$17,650,679	$17,929,117
Dividend income	-	93,710	-	93,710
Other income	44,520	142,237	84,890	197,745

Total investment income	8,197,233	9,743,809	17,735,569	18,220,572

Operating expenses
Management fees	1,838,009	1,585,494	3,638,215	3,150,003
Incentive fees	-	1,054,358	-	1,054,358
Professional fees	224,390	174,987	433,369	328,583
Insurance expense	198,812	132,423	397,629	264,846
Interest expense and fees	1,440,572	1,619,226	3,881,648	3,176,422
State franchise taxes	23,196	34,612	32,712	34,593
Other general and administrative expenses	713,063	631,491	1,451,664	1,283,063

Total operating expenses	4,438,042	5,232,591	9,835,237	9,291,868

Net investment income (loss)	3,759,191	4,511,218	7,900,332	8,928,704

Net realized capital gain (loss) on portfolio securities, corporate notes and commodity derivative instruments	-	6,666,858	-	6,666,858
Net increase (decrease) in unrealized appreciation (depreciation) on portfolio securities, corporate notes and commodity derivative instruments	1,611,339	2,291,165	(134,823)	6,021,150

Net increase (decrease) in stockholders' equity (net assets) resulting from operations	$5,370,530	$13,469,241	$7,765,509	$21,616,712

Net increase (decrease) in stockholders' equity (net assets) resulting from operations per common share	$0.25	$0.78	$0.36	$1.25

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (NET ASSETS)

						Net Unrealized
						Appreciation (Depreciation)	Total
			Paid-in Capital	Undistributed	Undistributed	of Portfolio Securities,	Stockholders'
	Common Stock		in Excess	Net Investment	Net Realized	Corporate Notes and Commodity	Equity
	Shares	Amount	of Par	Income (Loss)	Capital Gain (Loss)	Derivative Instruments	(Net Assets)
Balance at December 31, 2007	17,500,332	$17,500	$245,881,078	$(103,394)	$859,133	$3,605,020	$250,259,337
Net increase in stockholders' equity (net assets) resulting from operations	-	-	-	7,900,332	-	(134,823)	7,765,509

Issuance of common stock from public offering (net of underwriting costs)	4,086,388	4,086	62,109,012	-	-	-	62,113,098

Offering costs	-	-	(739,265)	-	-	-	(739,265)

Dividends declared	-	-	-	(15,651,413)	-	-	(15,651,413)
Issuance of common stock under dividend reinvestment plan	41,482	42	677,276	-	-	-	677,318
Balance at June 30, 2008 (unaudited)	21,628,202	$21,628	$307,928,101	$(7,854,475)	$859,133	$3,470,197	$304,424,584

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30, 2008	June 30, 2007
Cash flows from operating activities
Net increase in stockholders' equity (net assets) resulting from operations	$7,765,509	$21,616,712
Adjustments to reconcile net increase in stockholders' equity (net assets) resulting from operations to net cash used in operating activities
Payment-in-kind interest	(1,728,817)	(1,935,532)
Payment-in-kind dividend	-	(93,710)
Net amortization of premiums, discounts and fees	(589,096)	(1,498,175)
Change in unrealized (appreciation) depreciation on portfolio securities, corporate notes and commodity derivative instruments	134,823	(6,021,150)
Effects of changes in operating assets and liabilities
Accounts receivable	7,261	452,184
Interest receivable	(735,432)	607,169
Prepaid assets	950,134	477,171
Accounts payable	(527,287)	1,024,280
Purchase of investments in portfolio securities, corporate notes and commodity derivative instruments	(81,412,478)	(152,705,108)
Redemption of investments in portfolio securities, corporate notes and commodity derivative instruments	28,551,706	108,579,495
Net sale of investments in U.S. Treasury Bills	(14,033,251)	41,167,748

Net cash provided by (used in) operating activities	(61,616,928)	11,671,084

Cash flows from financing activities
Net proceeds from the issuance of common stock	62,790,415	-
Borrowings under revolving credit facility	108,000,000	-
Repayments on revolving credit facility	(99,750,000)	-
Offering costs from the issuance of common stock	(739,265)	-
Dividends paid	(16,012,804)	(4,257,648)

Net cash provided by (used in) financing activities	54,288,346	(4,257,648)

Net increase (decrease) in cash and cash equivalents	(7,328,582)	7,413,436
Cash and cash equivalents, beginning of period	18,437,115	12,334,329

Cash and cash equivalents, end of period	$11,108,533	$19,747,765

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2008
(Unaudited)

Portfolio Company	Energy Industry Segment	Investment (2) (4)	Principal	Cost	Fair Value (3)
TARGETED INVESTMENTS
Venoco, Inc. (1) (11)	Oil & Natural Gas	Senior Notes (7)	$12,000,000	$11,922,600	$11,730,000
	Production and	(8.75%, due 12/15/2011)
	Development

Chroma Exploration &	Oil & Natural Gas	9,428 Shares Series A Participating	-	2,221,710	-
Production, Inc. (1) (11)	Production and	Convertible Preferred Stock (9)
	Development	8,610 Shares Series AA Participating	-	2,089,870	1,567,402
		Convertible Preferred Stock (9)
		8.11 Shares Common Stock (5)	-	-	-
		Warrants (5) (13)	-	-	-

Resaca Exploitation,	Oil & Natural Gas	Senior Secured	26,993,572	26,538,095	26,538,095
LP (1) (11)	Production and	Multiple-Advance Tranche A Term Loan
	Development	(LIBOR + 6.00%, due 5/01/2012)
		Overriding Royalty Interest (6)	30,000	28,616	750,000

		Senior Secured Tranche B Term Loan	6,000,000	6,000,000	6,000,000
		(LIBOR + 9.00%, due 8/31/2008)
		Overriding Royalty Interest (6)	30,000	28,616	750,000

		Senior Subordinated	4,000,000	4,000,000	4,000,000
		Secured Convertible Term Loan
		(6.00% cash, 8.00% PIK, due 5/01/2012)

Crossroads Energy,	Oil & Natural Gas	Senior Secured	4,508,755	4,434,261	4,434,261
LP (1) (11)	Production and	Multiple-Advance Term Loan
	Development	(The greater of 10.0% or LIBOR + 5.50%,
		due 6/29/2009)
		Overriding Royalty Interest (6)	10,000	6,653	250,000

Rubicon Energy Partners,	Oil & Natural Gas	Senior Subordinated Secured	5,000,000	5,000,000	5,000,000
LLC (8) (11)	Production and	Multiple-Advance Term Loan
	Development	(LIBOR + 8.00%, due 5/01/2010)
		LLC Units (4,000 units) (5)	-	4,000,000	12,000,000

BSR Loco Bayou,	Oil & Natural Gas	Senior Secured	3,055,455	2,584,326	1,722,239
LLC (1) (11) (12)	Production and	Multiple-Advance Term Loan
	Development	(LIBOR + 5.50% cash, +7.50% PIK - until 8/15/08,
		cash only thereafter, due 8/15/2009) (9)
		Overriding Royalty Interest (6)	20,000	19,638	20,000
		Warrants (5) (14)	10,000	10,000	-

Sonoran Energy,	Oil & Natural Gas	Warrants (5) (15)	10,000	10,000	10,000
Inc. (1) (11)	Production and
	Development

Nighthawk Transport I,	Energy Services	Second Lien	14,328,347	13,501,342	13,501,342
LP (1) (11)		Term Loan B
		(The greater of 15.0% or LIBOR + 10.50%,
		due 10/03/2010)
		LP Units (5)	224	224	150,000
		Warrants (5) (16)	850,000	850,000	850,000

		Second Lien	1,595,043	1,572,047	1,572,047
		Delayed Draw Term Loan B
		(The greater of 15.0% or LIBOR + 10.50%,
		due 10/03/2010)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2008
(Unaudited)
(Continued)

Portfolio Company	Energy Industry Segment	Investment (2) (4)	Principal	Cost	Fair Value (3)
TARGETED INVESTMENTS - Continued
Alden Resources,	Coal Production	Senior Secured	36,285,168	33,553,912	33,553,912
LLC (1) (11)		Multiple-Advance Term Loan
		(LIBOR + 8.00% cash, due 1/05/2013)
		Royalty Interest (6)	2,660,000	2,598,578	2,660,000
		Warrants (5) (17)	100,000	100,000	100,000

Tammany Oil & Gas,	Oil & Natural Gas	Senior Secured	29,447,804	29,103,653	29,103,653
LLC (1) (11)	Production and	Multiple-Advance Term Loan
	Development	(The greater of 11.0% or LIBOR + 6.00%,
		due 3/21/2010)
		Overriding Royalty Interest (5) (6)	200,000	200,000	400,000

TierraMar Energy	Oil & Natural Gas	Overriding Royalty Interest (6)	20,000	17,968	200,000
LP (8) (11)	Production and	Class A Preferred LP Units (5)	16,634,830	16,634,830	16,634,830
	Development

Anadarko Petroleum	Oil & Natural Gas	Multiple-Advance Net Profits Interest	55,082,664	55,177,417	55,177,417
Corporation 2007-III	Production and	(Due 4/23/2032)
Drilling Fund (1) (11)	Development

Formidable, LLC (1) (11)	Oil & Natural Gas	Senior Secured	37,000,000	37,000,000	37,000,000
	Production and	Multiple-Advance Term Loan
	Development	(LIBOR + 5.50% cash, due 5/31/2008) (9)
		Warrants (5) (18)	500,000	500,000	500,000

DeanLake Operator,	Oil & Natural Gas	Senior Secured	13,418,453	13,217,846	13,217,846
LLC (1) (11) (12)	Production and	Multiple-Advance Term Loan
	Development	(LIBOR + 7.00%, due 6/25/2010)
		Overriding Royalty Interest (6)	20,000	19,279	20,000
		Warrants (5) (19)	10,000	10,000	10,000

Bionol Clearfield,	Alternative Fuels and	Senior Secured Tranche C	5,000,000	5,000,000	5,000,000
LLC (1) (11)	Specialty Chemicals	Construction Loan
		(LIBOR + 7.00%, due 09/06/2016)

BioEnergy Holding,	Alternative Fuels and	Senior Secured Notes	10,000,000	9,1 12,721	9,112,721
LLC (1) (11)	Specialty Chemicals	(15.00%, due 03/06/2015)
		BioEnergy International Warrants (5) (20)	595,845	595,845	595,845
		BioEnergy Holding Units (5)	376,687	376,687	376,687

Greenleaf Investments,	Oil & Natural Gas	Senior Secured	10,999,670	10,666,186	10,666,186
LLC (1) (11)	Production and	Multiple-Advance Term Loan
	Development	(The greater of 10.5% or LIBOR + 6.00%,
		due 04/30/2011)
		Overriding Royalty Interest (6)	100,000	98,551	100,000

ATP Oil & Gas	Oil & Natural Gas	Limited Term Royalty Interest	32,800,000	32,800,000	32,800,000
Corporation (1) (11)	Production and
	Development

Subtotal Targeted Investments (62.95% of total investments)				$331,601,471	$338,074,483

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2008
(Unaudited)
(Continued)

Issuing Company	Energy Industry Segment	Investment (2) (4)	Principal	Cost	Fair Value (3)
CORPORATE NOTES
Pioneer Natural Resources Co. (11)	Oil & Natural Gas	Senior Notes, 7.2%, due 2028	$10,000,000	$11,609,569	$8,821,600
	Production and
	Development

Subtotal Corporate Notes ( 1.64% of total investments)				$11,609,569	$8,821,600

COMMODITY DERIVATIVE INSTRUMENTS
Put Options (11) (21)		Put Options with BP Corp. NA to sell up to 615,000 MMBtu of		$359,775	$228,195
		natural gas at a strike price of $10.00 per MMBtu. 12 monthly
		contracts beginning on July 1, 2008 and expiring on June 30, 2009.

		Put Options with BP Corp. NA to sell up to 237,750 Bbls of		1,046,100	975,200
		crude oil at a strike price of $101.00 per Bbl. 15 monthly contracts
		beginning on July 1, 2008 and expiring on September 30, 2009.

		Put Options with BP Corp. NA to sell up to 32,750 Bbls of		140,825	128,459
		crude oil at a strike price of $85.00 per Bbl. 4 monthly contracts
		beginning on October 1, 2009 and expiring on January 31, 2010.
Subtotal Commodity Derivative Instruments ( 0.24% of total investments)				$1,546,700	$1,331,854

GOVERNMENT SECURITIES (10)
U.S. Treasury Bills		U.S. Treasury Bills, 1.3059%, due 07/10/2008	$8,000,000	$7,997,440	$7,997,440
U.S. Treasury Bills		U.S. Treasury Bills, 1.3059%, due 07/10/2008	12,000,000	11,996,160	11,996,160
U.S. Treasury Bills		U.S. Treasury Bills, 1.3059%, due 07/10/2008	12,000,000	11,996,160	11,996,160
U.S. Treasury Bills		U.S. Treasury Bills, 1.3059%, due 07/10/2008	12,000,000	11,996,161	11,996,161
U.S. Treasury Bills		U.S. Treasury Bills, 1.3059%, due 07/10/2008	12,000,000	11,996,160	11,996,160
U.S. Treasury Bills		U.S. Treasury Bills, 1.3059%, due 07/10/2008	12,000,000	11,996,160	11,996,160
U.S. Treasury Bills		U.S. Treasury Bills, 1.3059%, due 07/10/2008	12,000,000	11,996,161	11,996,161
U.S. Treasury Bills		U.S. Treasury Bills, 1.3059%, due 07/10/2008	12,000,000	11,996,160	11,996,160
U.S. Treasury Bills		U.S. Treasury Bills, 1.3059%, due 07/10/2008	12,000,000	11,996,160	11,996,160
U.S. Treasury Bills		U.S. Treasury Bills, 1.3059%, due 07/10/2008	12,000,000	11,996,161	11,996,161
U.S. Treasury Bills		U.S. Treasury Bills, 1.3059%, due 07/10/2008	12,000,000	11,996,160	11,996,160
U.S. Treasury Bills		U.S. Treasury Bills, 0.061%, due 07/03/2008	50,000,000	49,999,833	49,999,833

Subtotal Government Securities (33.1% of total investments)				$177,958,876	$177,958,876

CASH
Subtotal Cash (2.07% of total investments)				$11,108,533	$11,108,533

TOTAL INVESTMENTS, CASH AND CASH EQUIVALENTS				$533,825,149	$537,295,346

LIABILITIES IN EXCESS OF OTHER ASSETS					$(232,870,762)

NET ASSETS					$304,424,584

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2008
(Unaudited)
(Continued)

NOTES TO CONSOLIDATED SCHEDULE OF INVESTMENTS

(1)	Portfolio company is not controlled by or affiliated with the Company as defined by the Investment Company Act of 1940.

(2)	Percentages represent interest rates in effect at June 30, 2008, and due dates represent the contractual maturity dates.

(3)	Fair value of targeted investments is determined by or under the direction of the Board of Directors.

(4)	All investments are in entities with primary operations in the United States of America.

(5)	Non-income producing securities.

(6)	Securities are subject to restrictions as to their sale.

(7)	Upon the March 30, 2006 closing of Venoco, Inc.'s TexCal acquisition, Venoco Inc.'s senior notes became collateralized by second priority liens.

(8)	Portfolio company is controlled by the Company as defined by the Investment Company Act of 1940.

(9)	Non-accrual status.

(10)	Level 1 security per Statement 157 hierarchy.

(11)	Level 3 security per Statement 157 hierarchy.

(12)	Portfolio company was issued a written notice of default.

(13)	Chroma warrants are non-income producing, expire on April 5, 2012 and provide the Company the right to purchase 2,462 shares of common stock at a purchase price of $325.00 per share.

(14)	BSR Loco Bayou warrants are non-income producing, expire on August 15, 2013 and provide the Company the right to purchase 10,000 investor units at the exercise price of $160.00 per investor unit.

(15)
Sonoran warrants are non-income producing, expire on November 28, 2014, and provide the Company the right to purchase shares of common stock up to 2.87 million shares, on a fully diluted basis with anti-dilution provisions, at the exercise price of $0.20 per share.

(16)
Nighthawk warrants are non-income producing, expire on May 13, 2017 and provide the Company the right to purchase approximately 2.5% of limited partnership units at the exercise price of $0.001 per unit.

(17)
Alden warrants are non-income producing and provide the Company the right to purchase 23% of class C units at an exercise price of $0.739 per unit, expiring in December 2013 and the right to purchase 10% of class C units at an exercise price of $0.739 per unit, expiring in July 2014.

(18)
Formidable warrants are non-income producing, expire on March 31, 2015 and provide the Company the right to purchase membership interest representing 30% of all distributions at an exercise price of $1,000 per percentage point.

(19)
DeanLake warrants are non-income producing, expire on June 22, 2014 and provide the Company the right to purchase a 10% membership interest at the exercise price of $300,000 or $30,000 per 1% membership interest representing 30% of all distributions.

(20)
BioEnergy International warrants are non-income producing, expire on August 15, 2010 and provide the Company the right to purchase 648,000 units, representing membership interests of BioEnergy International, at the purchase price of $10.00 per unit.

(21)	Put Options are related to the limited term royalty interest purchased from ATP Oil & Gas Corporation.

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED FINANCIAL HIGHLIGHTS
(Unaudited)

	For the Six Months Ended
	June 30, 2008	June 30, 2007
Per Share Data (1)

Net asset value, beginning of period	$14.30	$13.96

Increase in net assets as a result of secondary public stock offering	0.40	-
Underwriting discounts and commissions related to secondary public stock offering	(0.15)	-
Other costs related to secondary public stock offering	(0.03)	-
Net increase in net assets from secondary public offering	0.22	-

Net asset value after public stock offering	14.52	13.96

Net investment income (loss)	0.37	0.51
Net realized and unrealized gain (loss) on portfolio securities,
corporate notes and commodity derivative instruments	(0.01)	0.74

Net increase (decrease) in stockholders' equity (net assets)
resulting from operations	0.36	1.25

Dividends declared	(0.80)	(0.58)

Net asset value, end of period	$14.08	$14.63

Market value, beginning of period	$15.63	$16.75
Market value, end of period	$15.41	$16.72
Market value return (2)	3.64%	3.28%
Net asset value return (2)	3.50%	8.43%

Ratios and Supplemental Data
($ and shares in thousands)

Net assets, end of period	$304,425	$255,209
Average net assets	$277,342	$249,234
Common shares outstanding at end of period	21,628	17,445
Total operating expenses less management and
incentive fees and interest expense/average net assets (3)	1.68%	1.55%
Total operating expenses less management
and incentive fees/average net assets (3)	4.49%	4.12%
Total operating expenses/average net assets (3)	7.13%	7.52%
Net investment income (loss)/average net assets (3)	5.73%	7.22%
Net increase (decrease) in net assets resulting from
operations/average net assets (3)	5.63%	17.49%
Portfolio turnover rate	10.29%	43.57%

(1) Per Share Data is based on common shares outstanding at end of period.
(2) Return calculations assume reinvestment of dividends and are not annualized.
(3) Annualized.

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

Note 1: Organization

NGP Capital Resources Company (the “Company”) was organized as a Maryland corporation in July 2004. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for federal income tax purposes the Company has elected to be treated as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”). The Company has several subsidiaries that are single member limited liability companies and wholly-owned limited partnerships established to hold certain portfolio investments or provide services to the Company in accordance with specific rules prescribed for a company operating as a RIC. These consolidated subsidiaries are: NGPC Funding GP, LLC, a Texas limited liability company; NGPC Nevada, LLC, a Nevada limited liability company; NGPC Funding, LP, a Texas limited partnership; NGPC Asset Holdings GP, LLC, a Texas limited liability company; NGPC Asset Holdings, LP, a Texas limited partnership; NGPC Asset Holdings II, LP, a Texas limited partnership (“NGPC II”); NGPC Asset Holdings III, LP, a Texas limited partnership, and NGPC Asset Holdings V, LP, a Texas limited partnership. Effective May 28, 2008, NGPC Asset Holdings IV, LP merged with and into NGPC II. The Company consolidates the results of its subsidiaries for financial reporting purposes. The Company does not consolidate the financial results of its portfolio companies.

The Company was created to invest primarily in small and mid-size private energy companies, which, until July 21, 2008, were generally defined as companies that have net asset values or annual revenues of less than $500 million and are not issuers of publicly traded securities. On July 21, 2008, the Securities and Exchange Commission expanded the definition of eligible portfolio companies to include domestic operating companies with securities listed on a national securities exchange so long as the company has a market capitalization of less than $250 million. The Company’s investment objective is to generate both current income and capital appreciation through debt investments with certain equity components.

The Company is managed and advised, subject to the overall supervision of the Company’s board of directors (the “Board of Directors”), by NGP Investment Advisor, LP (the “Manager”), a Delaware limited partnership owned by NGP Energy Capital Management, LLC, and NGP Administration, LLC (the “Administrator”), the Company’s administrator.

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

Valuation of Investments

Investments are carried at fair value, as determined in good faith by the Company’s Board of Directors. On a quarterly basis, the investment team of the Manager prepares valuations for all of the assets in our portfolio companies and presents the valuations to the Company’s valuation committee (the “Valuation Committee”) and Board of Directors. The valuations are determined and recommended by the Valuation Committee to the Board of Directors, which reviews and ratifies the final portfolio valuations.

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

Debt Securities: The Company records its investments in non-convertible debt securities at fair value which generally approximates cost plus amortized original issue discount, or OID, to the extent that the estimated asset or enterprise value of the portfolio company exceeds the outstanding debt of the portfolio company. The Company records its investment in convertible debt securities at fair value which generally approximates the higher of: 1) cost plus amortized OID, to the extent that the estimated asset or enterprise value of the portfolio company equals or exceeds the outstanding debt of the portfolio company; and 2) the Company’s pro rata share, upon conversion, of the residual equity value of the portfolio company available after deducting all outstanding debt from its estimated enterprise value. If the estimated asset or enterprise value is less than the sum of the value of the Company’s debt investment and all other debt securities of the portfolio company pari passu or senior to the Company’s debt investment, the Company reduces the value of its debt investment beginning with its junior-most debt investment such that the asset or enterprise value less the value of the outstanding pari passu or senior debt is zero. Investments in debt securities for which market quotations are readily available are recorded in the financial statements at such market quotations as of the valuation date adjusted for appropriate liquidity discounts, if applicable.

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement on Financial Accounting Statement 157, Fair Value Measurements (“Statement 157”). This standard establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and requires additional disclosures about fair value measurements. Statement 157 applies to fair value measurements already required or permitted by existing standards. Statement 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The changes to current generally accepted accounting principles from the application of Statement 157 relate to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements.

As of January 1, 2008, the Company adopted Statement 157. The Company has performed an analysis of all existing investments to determine the significance and character of all inputs to their fair value determination. Based on this assessment, the adoption of this standard did not have a material effect on the Company’s net asset value.

Valuation of Commodity Derivative Instruments

Current accounting rules require that all derivative instruments, other than those that meet specific exclusions, be recorded at fair value. Quoted market prices are the best evidence of fair value. If quotations are not available, management’s best estimate of fair value is based on the quoted market price of derivatives with similar characteristics or on valuation techniques. The Company’s derivative instruments are either exchange traded or transacted in an over-the-counter market. Valuation is determined by reference to readily available public data. Option fair values for the natural gas option transactions are based on the Black-Scholes pricing model and the crude oil transactions are based on the Turnbull-Wakeman pricing model and verified against the applicable counterparty’s fair values.

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

Payment-in-Kind Interest and Dividends

The Company may have investments in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK interest or dividends, computed at the contractual rate specified in each investment agreement, are added to the principal balance of the investment and recorded as interest or dividend income. For investments with PIK interest or dividends, the Company bases income accruals on the principal balance including any PIK. If the portfolio company’s asset valuation is not sufficient to cover the contractual interest, the Company will not accrue interest income or dividend income on the investment. To maintain the Company’s RIC status, this non-cash source of income must be paid out to stockholders in the form of dividends, even though the Company has not yet collected the cash. For the quarter ended June 30, 2008, PIK interest income totaled $77,088 and PIK dividend income totaled $131,505. Both of these amounts were reserved, effectively reversing the accruals. For the quarter ended June 30, 2007, PIK interest income totaled $820,483, and PIK dividend income totaled $93,710.

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

Derivative accounting rules require that fair value changes of derivative instruments that do not qualify for hedge accounting be reported in current period, rather than in the period the derivatives are settled and/or the hedged transaction is settled. This can result in significant earnings volatility. The company has decided not to designate these instruments as hedging instruments for financial accounting purposes. Net unrealized appreciation or depreciation reflects the change in derivative values during the reporting period including the reversal of previously recorded unrealized appreciation or depreciation, when settled gains or losses are realized.

Fee Income Recognition

Fees primarily include financial advisory, transaction structuring, loan administration, commitment and prepayment fees. Financial advisory fees represent amounts received for providing advice and analysis to companies and are recognized as earned when such services are performed, provided collection is probable. Transaction structuring fees represent amounts received for structuring, financing and executing transactions and are generally payable only if the transaction closes. Such fees are deferred and accreted into interest income over the life of the loan using the effective interest method. Commitment fees represent amounts received for committed funding and are generally payable whether or not the transaction closes. On transactions that close within the commitment period, commitment fees are deferred and accreted into interest income over the life of the loan using the effective interest method. Commitment fees on transactions that do not close are generally recognized over the period the commitment is outstanding. Prepayment and loan administration fees are recognized as they are received. For the quarter ended June 30, 2008, the Company accreted approximately $0.3 million of fee income into interest income, compared to approximately $1.1 million of fee income for the quarter ended June 30, 2007.

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

Prior to 2005, the Company was treated as a “C” corporation, had no taxable income and therefore did not declare a dividend for that period. The following table summarizes the Company’s dividend history:

Dividend History

Declaration Date	Amount	Record Date	Payment Date
March 18, 2005	$0.120	March 31, 2005	April 15, 2005
June 17, 2005	$0.125	June 30, 2005	July 15, 2005
September 19, 2005	$0.140	September 30, 2005	October 14, 2005
December 15, 2005	$0.275	December 27, 2005	January 4, 2006
March 10, 2006	$0.160	March 31, 2006	April 17, 2006
June 14, 2006	$0.180	June 30, 2006	July 14, 2006
September 14, 2006	$0.250	September 29, 2006	October 13, 2006
December 7, 2006	$0.330	December 19, 2006	December 29, 2006
March 19, 2007	$0.265	March 30, 2007	April 13, 2007
June 13, 2007	$0.310	June 29, 2007	July 13, 2007
September 12, 2007	$0.350	September 28, 2007	October 12, 2007
December 12, 2007	$0.515	December 28, 2007	January 4, 2008
March 19, 2008	$0.400	March 31, 2008	April 11, 2008
June 9, 2008	$0.400	June 30, 2008	July 11, 2008

The Company has established an “opt out” dividend reinvestment plan for its common stockholders. As a result, if the Company declares a dividend, then a stockholder’s cash dividend will be automatically reinvested in additional shares of the Company’s common stock unless the stockholder, or his or her broker, specifically “opts out” of the dividend reinvestment plan and elects to receive cash dividends. It is customary practice for many brokers to “opt out” of dividend reinvestment plans on behalf of their clients unless specifically instructed otherwise. As of July 11, 2008, holders of 1,655,552 shares, or approximately 9.4% of outstanding shares, were participants in the Company’s dividend reinvestment plan.

The Company’s dividend reinvestment plan provides for the plan agent to purchase shares in the open market for credit to the accounts of plan participants unless the average of the closing sales prices for the shares for the five days immediately preceding the payment date exceeds 110% of the most recently reported net asset value per share.

The table below summarizes participation in the Company’s dividend reinvestment plan:

Dividend Reinvestment Plan Participation

		Percentage of			Common Stock Dividends
	Participating	Outstanding	Total		Purchased in	Newly Issued Shares
Dividend	Shares	Shares	Distribution	Cash Dividends	Open Market	Amount	Shares
March 2005	-	0.0%	$2,088,012	$2,088,012	$-	$-	-
June 2005	1,215,870	7.0%	$2,175,013	$2,023,029	$151,984	$-	-
September 2005	1,488,904	8.6%	$2,436,014	$2,227,567	$208,447	$-	-
December 2005	1,660,140	9.5%	$4,785,028	$4,328,488	$456,540	$-	-
March 2006	1,618,940	9.3%	$2,784,016	$2,524,986	$259,030	$-	-
June 2006	1,410,227	8.1%	$3,132,018	$2,878,177	$253,841	$-	-
September 2006	1,270,634	7.3%	$4,350,025	$4,032,366	$317,659	$-	-
December 2006	1,111,045	6.4%	$5,742,033	$5,375,388	$-	$366,645	22,168
March 2007	1,355,671	7.8%	$4,616,901	$4,257,648	$-	$359,253	22,692
June 2007	1,363,066	7.8%	$5,407,938	$4,985,387	$-	$422,550	24,694
September 2007	1,438,143	8.2%	$6,114,379	$5,611,029	$-	$503,350	30,678
December 2007	1,605,164	9.2%	$9,012,670	$8,186,010	$826,659	$-	-
March 2008	1,693,284	9.7%	$7,000,133	$6,322,815	$-	$677,318	41,482
June 2008	1,655,552	9.4%	$8,651,281	$7,989,060	$662,221	$-	-	(1)

(1)	Shares were purchased on July 11, 2008 for the June 2008 dividend. See above and Note 4 for futher detail.

Note 3: Credit Facilities and Borrowings

Under the terms of the Company’s Treasury Secured Revolving Credit Agreement (as amended, the “Treasury Facility”), the lenders party thereto and SunTrust Bank, as administrative agent for the lenders, have extended credit available under the Treasury Facility to an amount not to exceed $175 million by obtaining additional commitments from existing lenders or new lenders. The total amount committed and outstanding under the Treasury Facility as of June 30, 2008 was $126.25 million, which was unchanged compared to the committed and outstanding amounts as of December 31, 2007. Proceeds from the Treasury Facility are used to facilitate the growth of the Company’s investment portfolio and provide flexibility in the sizing of its portfolio investments. The Treasury Facility has a three-year term and bears interest, at the Company’s option, at either (i) LIBOR plus 25 basis points or (ii) the base rate. As of June 30, 2008, the interest rate on the Company’s outstanding borrowings under the Treasury Facility was 2.7325% (LIBOR rate of 2.4825% plus 25 basis points) on $126.25 million. The obligations under the Treasury Facility are collateralized by certain securities and are guaranteed by the Company’s existing and future subsidiaries, other than special purpose subsidiaries and certain other subsidiaries. The Treasury Facility contains affirmative and reporting covenants and certain financial ratio and restrictive covenants, including: (a) maintaining a ratio of net asset value to consolidated total indebtedness (excluding net hedging liabilities) of the Company and its subsidiaries, of not less than 2.25:1.0, (b) maintaining a ratio of net asset value to consolidated total indebtedness (including net hedging liabilities) of the Company and its subsidiaries, of not less than 2.0:1.0, (c) maintaining a ratio of net income (excluding revenue from cash collateral) plus interest, taxes, depreciation and amortization expenses (“EBITDA”) to interest expense (excluding interest on loans under the Treasury Facility) of the Company and its subsidiaries of not less than 3.0:1.0, (d) maintaining a ratio of collateral to the aggregate principal amount of loans under the Treasury Facility of not less than 1.01:1.0, (e) limitations on additional indebtedness, (f) limitations on liens, (g) limitations on mergers and other fundamental changes, (h) limitations on dividends, (i) limitations on disposition of assets other than in the normal course of business, (j) limitations on transactions with affiliates, (k) limitations on agreements that prohibit liens on properties of the Company and its subsidiary guarantors, (l) limitations on sale and leaseback transactions, (m) limitations on speculative hedging transactions, and (n) limitations on the aggregate amount of unfunded commitments.

Under the terms of the Company’s Amended and Restated Revolving Credit Agreement (as amended, the “Investment Facility”), the lenders have agreed to extend revolving credit to the Company in an amount not to exceed $100 million, with the ability to increase the credit available to an amount not to exceed $175 million by obtaining additional commitments from existing lenders or new lenders. The total amount committed was $100 million and $98 million was outstanding under the Investment Facility as of June 30, 2008. By comparison, the total amount committed as of December 31, 2007 was $100 million and $89.75 million was outstanding under the Investment Facility. The Investment Facility has a three-year term and bears interest, at the Company’s option, at either (i) LIBOR plus 125 to 225 basis points, based on the degree of leverage of the Company or (ii) the base rate plus 0 to 75 basis points, based on the degree of leverage of the Company. Proceeds from the Investment Facility will be used to supplement the Company’s equity capital to make portfolio investments. As of June 30, 2008, the interest rates were 5.25% (Prime rate of 5.00% plus 25 basis points) on $57 million, 4.22688% (LIBOR rate of 2.47688% plus 175 basis points) on $36 million and 4.19813% (LIBOR rate of 2.44813% plus 175 basis points) on $5 million.

The obligations under the Investment Facility are collateralized by substantially all of the Company’s assets, except certain assets that collateralize the Treasury Facility and are guaranteed by the Company’s existing and future subsidiaries, other than special purpose subsidiaries and certain other subsidiaries. The Investment Facility contains affirmative and reporting covenants and certain financial ratio and restrictive covenants, including: (a) maintaining a ratio of net asset value to consolidated total indebtedness (excluding net hedging liabilities) of the Company and its subsidiaries, of not less than 2.25:1.0, (b) maintaining a ratio of net asset value to consolidated total indebtedness (including net hedging liabilities) of the Company and its subsidiaries, of not less than 2.0:1.0, (c) maintaining a ratio of EBITDA (excluding revenue from collateral under the Treasury Facility) to interest expense (excluding interest on loans under the Treasury Facility) of the Company and its subsidiaries of not less than 3.0:1.0, (d) limitations on additional indebtedness, (e) limitations on liens, (f) limitations on mergers and other fundamental changes, (g) limitations on dividends, (h) limitations on disposition of assets other than in the normal course of business, (i) limitations on transactions with affiliates, (j) limitations on agreements that prohibit liens on properties of the Company and its subsidiary guarantors, (k) limitations on sale and leaseback transactions, (l) limitations on speculative hedging transactions and (m) limitations on the aggregate amount of unfunded commitments.

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

Note 4: Issuance of Common Stock

On August 6, 2004, the Company, in its initial capitalization transaction, sold 100 shares of common stock to NGP Energy Capital Management, L.L.C. (formerly known as Natural Gas Partners, L.L.C.) for $15.00 per share. On November 9, 2004, the Company’s Registration Statement on Form N-2 (Registration No. 333-118279) was declared effective by the SEC in connection with the public offering of 16,000,000 shares of common stock (plus up to 2,400,000 additional shares of common stock upon the exercise of the underwriters’ over-allotment option), which commenced on November 10, 2004. The number of securities covered by the registration statement, including the shares of common stock subject to the underwriters’ over-allotment option, was 18,400,000, of which 17,400,000 were sold to the public at a price of $15.00 per share.

The net proceeds from this offering, after deducting expenses of approximately $2,308,000 and underwriting discounts and commissions of $0.825 per share, were approximately $244,337,000.

On February 6, 2008, the Company’s Registration Statement on Form N-2 (Registration No. 333-146715) was declared effective by the SEC in connection with the public offering of an additional 3,700,000 shares of common stock (plus up to 555,000 additional shares of common stock upon the exercise of the underwriters’ over-allotment option), which commenced on April 10, 2008. The number of securities covered by this registration statement, including the shares of common stock subject to the underwriters’ over-allotment option, was 4,255,000, of which 4,086,388 were sold to the public at a price of $16.00 per share.

The net proceeds from this offering, after deducting expenses of approximately $739,000 and underwriting discounts and commissions of $0.80 per share, were approximately $61,370,000.

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

The Company issued 22,168 and 78,064 shares of common stock, respectively, in 2006 and 2007 to participants in the dividend reinvestment plan. As of June 30, 2008, holders of 1,655,552 shares, or approximately 9.4% of outstanding shares, were participants in the Company’s dividend reinvestment plan. As a result, of the $8,651,281 total amount distributed for the 2008 second quarter dividend, $662,221 was used by the dividend reinvestment plan agent to acquire shares in the open market for credit to the accounts of the plan participants. See Dividends in Note 2.

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

Under the investment advisory agreement, the base management fee is calculated quarterly as 0.45% of the average of total assets of the Company as of the end of the two previous quarters, and is payable quarterly in arrears. The Manager has agreed to waive permanently, subsequent to September 30, 2007, that portion of the management fee attributable to U.S. Treasury securities acquired with borrowings under the Company’s credit facilities to the extent the amount of such securities exceeds $100 million. All of the $1,838,009 management and incentive fees payable to the Manager as of June 30, 2008 is attributable to the base management fee for the quarter ended June 30, 2008. The base management fee for the quarter ended June 30, 2007 was $1,585,494.

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

No investment income incentive fees were earned for the second quarter of 2008. The investment income incentive fees earned for the second quarter of 2007 were $88,060.

The second part of the incentive fee (the “Capital Gains Fee”) is determined and payable in arrears as of the end of each fiscal year (or upon termination of the investment advisory agreement, as of the termination date), and equals (1) 20% of (a) the Company’s net realized capital gain (realized capital gains less realized capital losses) on a cumulative basis from the closing date of the Company’s initial public offering to the end of such fiscal year, less (b) any unrealized capital depreciation at the end of such fiscal year, less (2) the aggregate amount of all Capital Gains Fees paid to the Manager in prior fiscal years. There were no Capital Gains Fees earned for the second quarter of 2008. An accrual of $966,298 was made for estimated Capital Gains Fees for the second quarter of 2007.

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

The Manager has agreed that, to the extent permissible under federal securities laws and regulations, including Regulation M, it will utilize 30% of the fees it receives from the capital gains portion of the incentive fee (up to a maximum of $5 million of fees received in the aggregate) to purchase shares of the Company’s common stock in open market purchases through an independent trustee or agent. Pursuant to this voluntary agreement, with respect to the capital gains incentive fees earned for 2007, the Manager will devote approximately $105,000 to the purchase of the Company’s stock. Any sales of such stock will comply with any applicable six-month holding period under Section 16(b) of the Securities Act of 1933, as amended, and all other restrictions contained in any law or regulation, to the fullest extent applicable to any such sale. Any change in this voluntary agreement will not be implemented without at least 90 days’ prior notice to stockholders and compliance with all applicable laws and regulations.

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

Of the $595,572 in accounts payable as of June 30, 2008, $206,121 was due to the Administrator for expenses incurred on the Company’s behalf for the month of June 2008. By comparison, $208,789 was due to the Administrator for expenses incurred on the Company’s behalf for the month of June 2007.

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

Note 6: Federal Income Taxes

The Company operates so as to be treated for tax purposes as a RIC under Subchapter M of Chapter 1 of the Code. As a RIC, the Company generally will not be subject to federal income tax on the portion of its investment company taxable income and net capital gain (i.e., realized net long term capital gains in excess of realized net short term capital losses) distributed to stockholders. To qualify as a RIC, the Company is required, among other things, to distribute to its stockholders at least 90% of investment company taxable income, as defined by the Code, and to meet certain asset diversification requirements.  At December 31, 2004, the Company’s temporary investments included commercial paper of certain issuers that exceeded 5% of the value of its total assets. These investments were classified as cash equivalents for financial statement purposes. The Company was advised, however, that for purposes of the federal income tax rules governing RIC status, these commercial paper investments could not be classified as cash items, in which case the Company did not meet the RIC asset diversification requirements at December 31, 2004 and was instead treated as a “C” corporation for tax purposes for 2004.

For the years ended December 31, 2005, 2006 and 2007, the Company met all RIC requirements. The Company distributed substantially all of its investment company taxable income for 2005, 2006 and 2007. Thus, the Company did not incur any federal income tax liability for any of these periods.

Differences between the effective income tax rate and the statutory federal tax rate for the periods ended June 30, 2008 and June 30, 2007 were as follows:

	For the Six Months Ended
	June 30, 2008	June 30, 2007
	(Unaudited)	(Unaudited)

Statutory federal rate on loss from continuing operations	34%	34%
Effect of net deferred tax assets	(34)%	(34)%

Effective tax rate on earnings from continuing operations	0%	0%

The tax effects of temporary differences that give rise to the deferred tax assets and liabilities are as follows:

	For the Six Months Ended
	June 30, 2008	June 30, 2007
	(Unaudited)	(Unaudited)

Deferred tax assets
Net operating loss carryforwards	$33,866	$156,674
Net organization costs	51,921	99,848
Total gross deferred tax assets	85,787	256,522
Less valuation allowance	(85,787)	(256,522)
Net deferred tax assets	-	-

Deferred tax liabilities
Unrealized gains, net	-	-
Prepaid expenses	-	-
Total gross deferred tax liabilities	-	-

Net deferred tax assets	$-	$-

When a “C” corporation qualifies to be taxed as a RIC, it is subject to corporate-level tax on appreciation inherent in its assets on the date it becomes a RIC (i.e., built-in gain) that it recognizes within the first 10 years of its RIC status. A RIC generally may use loss carry forwards arising in taxable years while it was a “C” corporation to reduce its net recognized built-in gain, although a RIC is not otherwise allowed to utilize such loss carry forwards. Because the Company intends to qualify as a RIC under Subchapter M of the Code for 2005 and later years, it is uncertain whether the Company will fully utilize the tax benefit of its loss carryforward of approximately $142,000 at December 31, 2004. The valuation allowance for deferred tax assets for the period August 6, 2004 (commencement of operations) through December 31, 2004 was primarily included to reflect this uncertainty. After reducing the deferred tax asset by this allowance, the amount of the remaining deferred tax asset of $266,013 would entirely offset the deferred tax liability of $266,013 estimated as of December 31, 2004 should the Company recognize its built-in gain in future years. Because the loss carryforward is expected to offset the built-in gain, no provision for federal income taxes has been recorded for the period August 6, 2004 (commencement of operations) through December 31, 2004. The loss carryforward will expire in the year 2024.

The Company’s consolidated subsidiaries, NGPC Asset Holdings, LP, NGPC Asset Holdings II, LP, NGPC Asset Holdings III, LP, NGPC Asset Holdings IV, LP and NGPC Asset Holdings V, LP, collectively (“NGPCAH”), are or were subject to federal income taxes. For the year ended December 31, 2005 (its first year of operations), NGPCAH operated at a loss and thus, at December 31, 2005, NGPCAH had a deferred tax asset of approximately $15,000, composed of net operating loss carry forwards. For the year ended December 31, 2006, NGPCAH operated at a small profit, resulting in a reduction of the deferred tax asset composed of net operating loss carry forwards of approximately $1,000. For the year ended December 31, 2007, NGPCAH had net operating income of approximately $315,000 resulting in a reduction of the deferred tax asset composed of net operating loss carry forwards of approximately $122,808. Realization of the net deferred tax asset is not likely based on current levels of estimated taxable income and, accordingly, NGPCAH recorded valuation allowances of approximately $15,000, $14,000 and $109,000 at December 31, 2005, 2006, and 2007, respectively. For the period ended June 30, 2008, NGPCAH operated at a modest loss and, accordingly, NGPCAH recorded no provision for income taxes for the period ended June 30, 2008.

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

Note 8: Commitments and Contingencies

As of June 30, 2008, the Company had investments in or commitments to fund loan facilities to 18 portfolio companies totaling $358 million, on which $334 million was drawn. In addition, the Company has continuing obligations under the investment advisory agreement with the Manager and the administration agreement with the Administrator. The agreements provide that, absent willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, the Manager, the Administrator and its officers, managers, agents, employees, controlling persons, members and any other person or entity affiliated with them will be entitled to indemnification from the Company for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of the Manager’s or Administrator’s services under the agreements or otherwise as the Company’s investment adviser or administrator. The agreements also provide that the Manager, the Administrator and their affiliates will not be liable to the Company or any stockholder for any error of judgment, mistake of law, any loss or damage with respect to any of the Company’s investments or any action taken or omitted to be taken by the Manager or the Administrator in connection with the performance of any of their duties or obligations under the agreements or otherwise as investment adviser or administrator to the Company, except to the extent specified in Section 36(b) of the 1940 Act concerning loss resulting from a breach of fiduciary duty with respect to the receipt of compensation for services. In the normal course of business, the Company enters into a variety of undertakings containing a variety of representations that may expose the Company to some risk of loss. The amount of future loss, if any, arising from such undertakings, while not quantifiable, is not expected to be significant.

Note 9: Fair Value

In September 2006, FASB issued Statement 157, which establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and requires additional disclosures about fair value measurements. Statement 157 applies to fair value measurements already required or permitted by existing standards. Statement 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The changes to current generally accepted accounting principles from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements.

As of January 1, 2008, the Company adopted Statement 157. The Company has performed an analysis of all existing investments and derivative instruments to determine the significance and character of all inputs to their fair value determination. Based on this assessment, the adoption of this standard did not have a material effect on the Company’s net asset value. However, the adoption of the standard does require the Company to provide additional disclosures about the inputs used to develop the measurements and the effect of certain measurements on changes in net assets for the reportable periods as contained in the Company’s periodic filings.

Statement 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into the following three broad categories:

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

 The following table sets forth by level within the fair value hierarchy the Company's financial assets that were accounted for at fair value on a recurring basis as of June 30, 2008. As required by Statement 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. The fair value of the crude oil and natural gas options are estimated using a combined income and market based valuation methodology based upon forward commodity price and volatility curves. The curves are obtained from independent pricing services reflecting broker market quotes.

The following table presents the Company’s assets measured at fair value on a recurring basis at June 30, 2008:

			Prices with
		Quoted Prices	Observable
		in Active	Market	Unobservable
		Markets	Inputs	Inputs
Assets at Fair Value	Total	(Level 1)	(Level 2)	(Level 3)

Long term investments	$346,896,083	$-	$-	$346,896,083
Short term investments	177,958,876	177,958,876	-	-
Crude oil put options	1,103,659	-	-	1,103,659
Natural gas put options	228,195	-	-	228,195
Total assets at fair value	$526,186,813	$177,958,876	$-	$348,227,937

The Company did not have any liabilities that were measured at fair value on a recurring basis at June 30, 2008.

The following table presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at December 31, 2007 and at June 30, 2008.

Long Term
Assets at Fair Value Using Unobservable Inputs (Level 3)	Investments

Balance as of December 31, 2007	$272,348,573
Transfers in (out) of Level 3	20,835,500
Net investment income (loss)	589,096
Net realized gains (losses)	-
Net unrealized gains (losses)	(134,823)
Purchases, sales and redemptions	54,589,591
Balance as of June 30, 2008	$348,227,937

The $134,823 of net unrealized losses presented in the table above relates to investments that are still held at June 30, 2008, and the Company presents these unrealized losses on the Consolidated Statement of Operations as net increase (decrease) in unrealized appreciation (depreciation) on portfolio securities, corporate notes and commodity derivative instruments.

Note 10: Commodity Derivative Instruments

 The Company acquired a limited term royalty interest from ATP Oil & Gas Corporation and will receive royalty payments from this investment that are based on crude oil and natural gas production and prices. As a result, the Company is exposed to fluctuations in crude oil and natural gas prices. As of June 4, 2008, the Company has entered into option contracts to manage the price risk associated with these royalty payments. The Company accounts for derivative instruments and hedging activities in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company has decided not to designate these instruments as hedging instruments for financial accounting purposes, and as a result, we recognize the change in the instruments’ fair value currently on the Consolidated Statement of Operations as net increase (decrease) in unrealized appreciation (depreciation) on portfolio securities, corporate notes and commodity derivative instruments.

Investments in derivative instruments represent future commitments or options to purchase or sell other financial instruments or commodities at specific prices at specified future dates, which expose the Company to market risk if the market value of the contract is higher or lower than the contract price at the maturity date. Additionally, these derivative instruments expose the Company to credit risk arising from the potential inability of counterparties to perform under the terms of the contracts.

The components of gains (losses) on commodity derivative instruments are as follows:

	For the Six Months Ended
	June 30, 2008	June 30, 2007

Unrealized gains (losses) on commodity derivatives	$(214,846)	$-
Realized gains (losses) on commodity derivatives	-	-
Total gains (losses) on commodity derivative instruments	$(214,846)	$-

Below is a summary of the Company’s commodity derivative instruments as of June 30, 2008.

		Weighted
		Average Strike
	Volumes	Price per	Fair Value at
	Bbls/MMBtu	Bbl/MMBtu	June 30, 2008

Oil:
Put options:
Remainder of 2008	126,000	$101.00	$549,610
2009	137,500	$98.00	527,380
2010	7,000	$85.00	26,669
Total oil	270,500		$1,103,659

Natural gas:
Put options:
Remainder of 2008	373,000	$10.00	$189,356
2009	242,000	$10.00	38,839
Total natural gas	615,000		$228,195

Total oil & natural gas put options			$1,331,854

Note 12: Recent Accounting Pronouncements

In March 2008, FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosure about the fair value of derivative instruments and their gains or losses in tabular format and information about credit risk related contingent features in derivative agreements, counterparty credit risk, and the company’s strategies and objectives for using derivative instruments. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and as such, will be adopted by the Company on January 1, 2009. The Company is currently evaluating the effect of adopting SFAS No. 161 on its financial statements.

In September 2006, FASB issued Statement 157, Fair Value Measurements, which establishes a framework for measuring fair value and requires additional disclosures about fair value measurements. Beginning January 1, 2008, the Company partially applied Statement 157 as allowed by FASB Staff Position (FSP) 157-2, which delayed the effective date of Statement 157 for nonrecurring fair value measurements associated with the Company’s nonfinancial assets and liabilities. As of January 1, 2008, the Company has applied the provisions of Statement 157 to its recurring fair value measurements and the impact was not material. See Note 9 for disclosure of fair value measurements for the Company’s financial instruments. Under FSP 157-2, the Company will be required to apply Statement 157 to its nonrecurring fair value measurements associated with its nonfinancial assets and liabilities beginning January 1, 2009. The Company is currently reviewing the applicability of Statement 157 to our nonrecurring fair value measurements associated with its nonfinancial assets and liabilities as well as the potential impact on the Company’s consolidated financial statements.

Note 13: Subsequent Events

As previously announced, in connection with Resaca Exploitation, Inc.’s (“Resaca”) $105.5 million initial public offering of shares of common stock on the Alternative Investment Market of the London Stock Exchange, the Company converted its Senior Subordinated Secured Convertible Term Loan into shares of common stock of Resaca and sold 1.554 million of those shares in the offering for gross proceeds of $4 million. The Company continues to hold 6.8 million shares of Resaca common stock or approximately 6.9% of Resaca’s fully diluted common shares having a gross value of $17.0 million based on the closing price of Resaca’s common shares on August 4, 2008.

Immediately following its initial public offering, Resaca repaid its Senior Secured Tranche B Term Loan in full and repurchased overriding royalty interests held by the Company. The Company has become Resaca’s sole lender, providing it with a $60 million Senior Secured Multiple-Advance Term Loan. At present, approximately $22 million is outstanding under this facility.

The sale of the overriding royalty interest resulted in realized long term capital gains of approximately $2.7 million and the sale of the common stock resulted in short term capital gains of approximately $3.3 million, which will be recognized in the third quarter of 2008. Such gains may result in incentive fees payable to the Manager according to the terms of the investment advisory agreement.

On July 21, 2008, the Company exchanged its $13.4 million Senior Secured Note and warrants for preferred membership interests in DeanLake Operator, LLC (“DeanLake”). In addition, the Company has agreed to make available an additional $3.6 million to DeanLake to be used for capital expenditures on DeanLake’s properties.

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

Overview

We are a financial services company created to invest primarily in debt securities of small and mid-size private energy companies, which until July 21, 2008, we generally defined as companies that have net asset values or annual revenues of less than $500 million and are not issuers of publicly traded securities. On July 21, 2008, the Securities and Exchange Commission expanded the definition of eligible portfolio companies to include domestic operating companies with securities listed on a national securities exchange so long as the company has a market capitalization of less than $250 million. We have elected to be regulated as a business development company, or a BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act, and, as such, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” which are securities of private or thinly traded public U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, for federal income tax purposes we operate so as to be treated as a regulated investment company, or RIC, under the Internal Revenue Code of 1986, as amended, or the Code. Pursuant to these elections, we generally will not have to pay corporate-level taxes on any income and capital gains we distribute to our stockholders.

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

Portfolio and Investment Activity

During the quarter ended June 30, 2008, we added three new companies to our portfolio. On April 30, 2008, we closed a $30 million Senior Secured Credit Facility (the “Facility”) with Greenleaf Investments, LLC, a private company based in Victoria, Texas (“Greenleaf”). We acted as agent and sole lender for the Facility. Initial availability under the Facility is $12.5 million with approximately $10.5 million funded at closing. The Facility is secured by first liens on substantially all of Greenleaf’s assets. As partial consideration for providing the Facility, we received an overriding royalty interest in Greenleaf’s properties. Proceeds from the Facility will be used by Greenleaf to acquire certain properties in Victoria County, Texas, to develop additional oil and gas properties and to fund capital expenditures. Greenleaf is an oil and gas producer with interests in production located along the Texas Gulf Coast.

Also on April 30, 2008, we made a follow-on investment in Tammany Oil & Gas, LLC, an existing portfolio company. Availability under this facility was increased from $30.0 million to $34.0 million. We funded an additional $6.2 million, which was used to acquire certain producing properties in the federal waters of the Gulf of Mexico. Following the investment and as of June 30, 2008, there was approximately $29.5 million outstanding under this facility.

In June 2008, we acquired a limited term royalty interest from ATP Oil & Gas Corporation in certain oil and gas producing properties in offshore Gulf of Mexico for approximately $32.8 million. The royalty interest will continue until we have received 292 MBbl of crude oil and 648,000 MMBtu of natural gas. In conjunction with this investment, we purchased a series of oil and gas put options from BP Corporation North America Inc. to hedge against downside price movements while preserving upside potential.

Following these transactions, as of June 30, 2008, our investment portfolio consisted of 18 portfolio companies invested as follows: 34.9% in senior secured term loans, 5.9% in senior subordinated secured notes, 0.3% in participating convertible preferred stock, 1.6% in corporate notes, 5.5% in member and partnership units, 10.3% in net profits interests, 6.1% in limited term royalty interests, and 0.2% in other investments. The balance of our investment portfolio (as a percentage of the whole portfolio) was comprised 33.1% of U.S. Treasury Bills and 2.1% of cash and cash equivalents.

At June 30, 2008, the weighted average yield on targeted portfolio investments, exclusive of capital gains, was 8.94%. The weighted average yield of our corporate notes was 5.82%. The weighted average yield of our U.S. Treasury Bills and cash equivalents was 1.01%. The weighted average yield on our total capital invested at June 30, 2008 was 6.04%. The yield on targeted portfolio investments and the yield on our total capital invested did not include income amounts on our $32.8 million limited term royalty interest. This investment was acquired during the month of June and no income was received from it during the quarter ended June 30, 2008. Additionally, these yields do not include income from our four investments on non-accrual status. See additional discussion in Portfolio Credit Quality below.

By comparison, at June 30, 2007, the weighted average yield on targeted portfolio investments, exclusive of capital gains, was 12.2%. The weighted average yield of our corporate notes was 5.5%. The weighted average yield of our U.S. Treasury Bills and cash equivalents was 4.8%. The weighted average yield on our total capital invested at June 30, 2007 was 9.4%.

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

Prepaid Assets

Prepaid assets may consist of premiums paid for directors’ and officers’ insurance and fidelity bonds with policy terms of one year, fees associated with the establishment of the credit facility, and registration expenses related to our shelf filing. Such premiums and fees are amortized monthly on a straight line basis over the term of the policy or credit facility. Registration expenses, if any, are deferred and will be charged as a reduction of capital upon the sale of shares.

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

Debt Securities: We record our investments in non-convertible debt securities at fair value which generally approximates cost plus amortized original issue discount, or OID, to the extent that the estimated asset or enterprise value of the portfolio company exceeds the outstanding debt of the portfolio company. We record our investment in convertible debt securities at fair value which generally approximates the higher of: 1) cost plus amortized OID, to the extent that the estimated asset or enterprise value of the portfolio company equals or exceeds the outstanding debt of the portfolio company; and 2) our pro rata share, upon conversion, of the residual equity value of the portfolio company available after deducting all outstanding debt from its estimated enterprise value. If the estimated asset or enterprise value is less than the sum of the value of our debt investment and all other debt securities of the portfolio company pari passu or senior to our debt investment, we reduce the value of our debt investment beginning with our junior-most debt investment such that the asset or enterprise value less the value of the outstanding pari passu or senior debt is zero. Investments in debt securities for which market quotations are readily available are recorded in the financial statements at such market quotations as of the valuation date adjusted for appropriate liquidity discounts, if applicable.

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

In September 2006, the FASB issued Statement 157 which establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and requires additional disclosures about fair value measurements. Statement 157 applies to fair value measurements already required or permitted by existing standards. Statement 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The changes to current generally accepted accounting principles from the application of Statement 157 relate to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements.

As of January 1, 2008, we adopted Statement 157. We performed an analysis of all existing investments to determine the significance and character of all inputs to their fair value determination. Based on this assessment, the adoption of this standard did not have a material effect on our net asset value.

Valuation of Commodity Derivative Instruments

Current accounting rules require that all derivative instruments, other than those that meet specific exclusions, be recorded at fair value. Quoted market prices are the best evidence of fair value. If quotations are not available, management’s best estimate of fair value is based on the quoted market price of derivatives with similar characteristics or on valuation techniques. Our derivative instruments are either exchange traded or transacted in an over-the-counter market. Valuation is determined by reference to readily available public data. Option fair values for the natural gas transactions are based on the Black-Scholes pricing model and the crude oil transactions are based on the Turnbull-Wakeman pricing model and verified against the applicable counterparty’s fair values.

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

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

Realized capital gains or losses on portfolio securities, corporate notes and commodity derivative instruments are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, considering unamortized fees and prepayment premiums and without regard to unrealized appreciation or depreciation previously recognized, and include investments charged off during the year, net of recoveries. Net unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation, when capital gains or losses are realized.

Derivative accounting rules require that fair value changes of derivative instruments that do not qualify for hedge accounting be reported in current period, rather than in the period the derivatives are settled and/or the hedged transaction is settled. This can result in significant earnings volatility. The company has decided not to designate these instruments as hedging instruments for financial accounting purposes. Net unrealized appreciation or depreciation reflects the change in derivative values during the reporting period including the reversal of previously recorded unrealized appreciation or depreciation, when settled gains or losses are realized.

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

Results of Operations

 Investment Income

Investment income for the quarter ended June 30, 2008 was $8.2 million with $7.5 million attributable to targeted investments in 18 portfolio companies, $0.2 million from corporate notes, $0.5 million attributable to investments in cash equivalents and less than $0.1 million in fee income from third parties and affiliates. This compares to investment income for the quarter ended June 30, 2007 of $9.7 million with $7.7 million attributable to targeted investments in nineteen portfolio companies, $0.3 million from corporate notes, $1.6 million attributable to investments in cash equivalents and $0.1 million in fee income from third parties and affiliates.

For the six months ended June 30, 2008, investment income decreased by $0.5 million, or 2.7%, to $17.7 million from $18.2 million for the same period in 2007. For the six months ended June 30, 2008, we recorded $15.7 million attributable to targeted investments in portfolio companies, $0.3 million from corporate notes, $1.6 million attributable to investments in cash equivalents, and $0.1 million in fee income from third parties and affiliates. This compares to investment income of $14.4 million attributable to targeted investments in portfolio companies, $0.5 million from corporate notes, $3.1 million attributable to investments in cash equivalents, and $0.2 million in fee income from third parties and affiliates, for the same period in 2007.

While our total targeted portfolio balance increased by approximately $113 million from June 30, 2007 to June 30, 2008, the balance of non-accruing and non-income producing investments increased from approximately $26 million to approximately $72 million during the same period. Also, a $32.8 million investment purchased in June 2008 is not expected to accrue income until July 2008. Although LIBOR rates dropped significantly from the second quarter of 2007 compared to the second quarter of 2008, this had a minimal effect on our targeted investment income because of LIBOR floors established for new clients and certain other existing clients during 2008. Conversely, significantly lower U.S. Treasury Bill rates during 2008 reduced interest from cash and cash equivalents. Also, the second quarter of 2007 included $1.4 million in non-recurring income premiums from client repayments.

Operating Expenses

For the quarter ended June 30, 2008, operating expenses were $4.4 million compared to $5.2 million for the quarter ended June 30, 2007. The 2008 amount consisted of investment advisory and management fees of $1.8 million, insurance expenses, administrative services fees, professional fees, directors’ fees and other general and administrative expenses of $1.2 million and credit facility interest and fees of $1.4 million. This compares to investment advisory and management and incentive fees of $2.6 million, insurance expenses, administrative services fees, professional fees, directors’ fees and other general and administrative expenses of $1.0 million and credit facility interest and fees of $1.6 million for the quarter ended June 30, 2007. Approximately $1.0 million of incentive fees were accrued in the second quarter of 2007.

For the six months ended June 30, 2008, operating expenses were $9.8 million compared to $9.3 million for the same period of 2007. The 2008 amount consisted of investment advisory and management and incentive fees of $3.6 million, insurance expenses, administrative services fees, professional fees, directors’ fees, organization costs and other general and administrative expenses of $2.3 million and credit facility interest and fees of $3.9 million. This compares to investment advisory and management fees or $4.2 million, insurance expenses, administrative services fees, professional fees, directors’ fees, organization costs and other general and administrative expenses of $1.9 million and credit facility interest and fees of $3.2 million for the six months ended June 30, 2007.

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

Net Investment Income

For the quarter ended June 30, 2008, net investment income was $3.8 million compared to $4.5 million for the quarter ended June 30, 2007, primarily due to decreased interest income caused by the overall decrease in variable interest rates and the increase in portfolio loans in a non-accrual status partially offset by lower incentive fees and interest expenses.

Net investment income for the six months ended June 30, 2008 was $7.9 million compared to $8.9 million for six months ended June 30, 2007 primarily due to decreased interest income caused by the overall decrease in variable interest rates, the increase in portfolio loans in a non-accrual status, and higher management fees and interest expenses.

Unrealized Appreciation or Depreciation on Investments

For the quarter ended June 30, 2008, the increase in net unrealized appreciation was $1.6 million, comprised of a $1.6 million increase in targeted portfolio fair value, a $0.2 million increase in the fair value of corporate notes and a $0.2 million decrease in the fair value of commodity derivative instruments. This compares to an increase of $2.3 million net unrealized appreciation for the quarter ended June 30, 2007, consisting of a $2.7 million increase in targeted portfolio fair value and a $0.4 million decrease in the fair value of corporate notes.

For the six months ended June 30, 2008, the increase in net unrealized depreciation was $0.1 million, comprised of an increase in targeted portfolio fair value of $0.2 million, a $0.1 million decrease in the fair value of corporate notes and a $0.2 million decrease in the fair value of commodity derivative instruments. This compares to an increase of $6.0 million net unrealized appreciation for the six months ended June 30, 2007, consisting of a $6.2 million increase in portfolio fair value and a $0.2 million decrease in the fair value of corporate notes.

Net Realized Gains

There were no realized capital gains or losses for the quarter ended June 30, 2008. For the quarter ended June 30, 2007, we realized a capital gain of $6.7 million from the sale of portfolio company warrants and overriding royalty interests.

Net Increase in Stockholders’ Equity from Operations

For the quarter ended June 30, 2008, we had a net increase in stockholders’ equity (net assets) resulting from operations of $5.4 million, or $0.25 per share, compared to $13.5 million, or $0.78 per share for the quarter ended June 30, 2007. The $8.1 million, or $0.53 per share difference is largely attributable to the $6.7 million net realized capital gain on portfolio securities recorded during the second quarter of 2007.

For the six months ended June 30, 2008 the net increase in stockholders’ equity (net assets) resulting from operations was $7.8 million, or $0.36 per share, compared to $21.6 million, or $1.25 per share for the six months ended June 30, 2007.

Financial Condition, Liquidity and Capital Resources

During the quarter ended June 30, 2008, we generated cash from operations, including interest earned on our portfolio securities, as well as our investments in corporate notes, U.S. government securities and other high quality debt securities that mature in one year or less. At June 30, 2008, we had cash and cash equivalents of $11.1 million, investments in U.S. Treasury Bills of $178.0 million and investments in corporate notes of $8.8 million. As of June 30, 2008, we had investments in or commitments to fund loan facilities to 18 portfolio companies totaling $358 million, of which $334 million was drawn. We expect to fund our investments in 2008 from income earned on our portfolio and temporary investments, repayments or realizations of existing investments and from borrowings under our Credit Facilities. (See description under “Note 3: Credit Facility” in the accompanying notes to consolidated financial statements.) In the future, we may also fund a portion of our investments with issuances of equity or senior debt securities. We may also securitize a portion of our investments. We expect our primary use of funds to be investments in portfolio companies, cash distributions to holders of our common stock and payment of fees and other operating expenses.

Commodity Derivative Instruments

We use commodity derivative instruments to manage our exposure to commodity price fluctuations.  We do not designate these instruments as hedging instruments for financial accounting purposes, and, as a result, we recognize the change in the instruments’ fair value currently on the Consolidated Statement of Operations as net increase (decrease) in unrealized appreciation (depreciation) on portfolio securities, corporate notes and commodity derivative instruments.

We acquired a limited term royalty interest from ATP Oil & Gas Corporation and the royalty payments associated with this investment are subject to fluctuations in natural gas and oil prices. To manage this risk, we purchased oil and natural gas put options on approximately 93% of our royalty interest. These transactions limit exposure to declines in prices. See “Note 10: Commodity Derivative Instruments” in the accompanying notes to the consolidated financial statements for further description of our put options.

Contractual Obligations

A summary of our contractual payment obligations at June 30, 2008 is as follows:

		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

June 30, 2008:
Long-term debt obligations — revolving credit facilities (1)	$224,250,000	$-	$224,250,000	$-	$-
Total	$224,250,000	$-	$224,250,000	$-	$-

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

Portfolio Credit Quality

We maintain a system to evaluate the credit quality of our investments. While incorporating quantitative analysis, this system is a qualitative assessment.  This system is intended to reflect the overall performance of a portfolio company’s business, the collateral coverage of an investment and other relevant factors. Based on this system, the overall credit quality of our targeted investment portfolio remained satisfactory in the quarter ended June 30, 2008.  Of the 23 rated investments as of June 30, 2008, 1 investment declined in rating, 6 investments improved in rating, 13 retained the same rating, and 3 new investments were previously unrated, when compared to the 20 rated investments as of March 31, 2008. Investments approximating $74 million, or 22% of the $331.6 million cost basis of targeted investments, are carried on our watch list due to slower than expected development of the assets supporting the investments or deterioration in asset coverage. During the quarter ended June 30, 2008, we did not record any additional unrealized depreciation on the fair value of targeted investments to reflect any potential for loss of capital inherent in those investments. Our investment in Formidable, LLC was placed on non-accrual status effective April 1, 2008. Two portfolio companies, BSR Loco Bayou, LLC and DeanLake Operator, LLC, were issued written notices of default.

Recently Issued Accounting Pronouncements

See Note 12: New Accounting Interpretations and Standards in the accompanying notes to consolidated financial statements for details of recently issued accounting pronouncements and their expected impact on our financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the information provided in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2007 other than the addition of the market risk described below:

Commodity Price Risk

We acquired a limited term royalty interest from ATP Oil & Gas Corporation on a transaction dated June 4, 2008. We will receive royalty payments from this investment which will be impacted by fluctuations in the price of crude oil and natural gas. We have purchased put options to protect a portion of our royalty payments from declines in prices. These instruments ensure that a minimum level of royalty payments is established in the event prices decline below the minimum price set by the put option. At June 30, 2008, our open commodity derivative instruments were in a net asset position with a fair value of approximately $1.3 million.

Investments in derivative instruments represent future commitments or options to purchase or sell other financial instruments or commodities at specific prices at specified future dates, which expose us to market risk if the market value of the contract is higher or lower than the contract price at the maturity date. Additionally, these derivative instruments expose us to credit risk arising from the potential inability of counterparties to perform under the terms of the contracts.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We maintain controls and procedures designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported on a timely basis and accumulated and made known to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on an evaluation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report conducted by our management, with the participation of our Chief Executive and Chief Financial Officers, our Chief Executive and Chief Financial Officers believe that as of June 30, 2008, these controls and procedures are effective to ensure that we are able to collect, process and disclose the information we are required to disclose in the reports we file with the SEC within the required time periods.

In evaluating changes in internal control over financial reporting during the quarter ended June 30, 2008, management identified no changes in its internal control over financial reporting that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

General interest rate fluctuations may have a negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on investment objectives and our rate of return on invested capital. Because we may borrow money to make investments, our net investment income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. As of June 30, 2008, approximately 17% of the investments at fair value in our portfolio were at fixed rates, while approximately 83% were at variable rates. Trading prices for debt that pays a fixed rate of return tend to fall as interest rates rise. Trading prices tend to fluctuate more for fixed-rate securities that have longer maturities. Although we have no policy governing the maturities of our investments, under current market conditions we expect that we will invest in a portfolio of debt generally having maturities of three to seven years, but may have longer maturities. This means that, to the extent we fund longer term fixed rate investments with shorter term floating rate borrowings, we will be subject to greater risk (other things being equal) than a fund invested solely in shorter term securities. A decline in the prices of the debt we own could adversely affect the trading price of our shares.

If we issue senior securities, such as debt or preferred stock, we will be exposed to additional risks.

We may issue debt securities or preferred stock, and/or borrow money from banks or other financial institutions, which we refer to collectively as senior securities, up to the maximum amount permitted by the 1940 Act. We may issue senior securities to make new or follow-on investments, to maintain our RIC status or to pay contingencies and expenses. We are permitted under the 1940 Act to issue senior securities if, immediately after the borrowing or issuance, we will have an asset coverage of at least 200%. That is, we may borrow funds in an amount up to 50% of the value of our assets (including investments made with borrowed funds). As of June 30, 2008, our asset coverage for senior securities was 241%.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

(a)	Our annual meeting of stockholders was held on Wednesday, May 14, 2008.

(b)
Proxies were solicited by our Board of Directors pursuant to Regulation 14A under the Securities and Exchange Act of 1934. There was no solicitation in opposition to the Board of Directors’ nominee for director as listed in the proxy statement, and such nominee was duly elected as reported below.

(c)
Out of a total of 17,500,332 shares of our common stock outstanding and entitled to vote, 15,500,158 shares were present in person or by proxy, representing approximately 89% of the outstanding shares.

Our Board of Directors is divided into three classes, which we refer to as Class I, Class II and Class III directors. The only matter voted on by the stockholders at the 2008 annual meeting, as fully described in the proxy statement for the annual meeting, was the election of one Class I director. The following table presents the number of shares voted for and withheld for each nominee for director.

Nominees For	Number Of	Number Of
Director	Votes For	Votes Withheld
Edward W. Blessing	14,941,945	558,213

The terms of the Class II directors, Mr. David R. Albin and Mr. Lon C. Kile, expire at our 2009 annual meeting of stockholders, and the terms of the Class III directors, Mr. Kenneth A. Hersh and Mr. James R. Latimer, III, expire at our 2010 annual meeting of stockholders.

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
License Agreement dated as of November 9, 2004, by and between NGP Capital Resources Company and NGP Energy Capital Management, L.L.C. (formerly known as Natural Gas Partners, L.L.C.) (filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference)

10.4	-	Amended and Restated Joint Code of Ethics

10.5	-	Form of Indemnity Agreement (filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference)

10.6	-
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

Date: August 6, 2008

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
License Agreement dated as of November 9, 2004, by and between NGP Capital Resources Company and NGP Energy Capital Management, L.L.C. (formerly known as Natural Gas Partners, L.L.C.) (filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference)

10.4	-	Amended and Restated Joint Code of Ethics

10.5	-	Form of Indemnity Agreement (filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference)

10.6	-
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