Form 10-Q
period 2008-09-30
NGP Capital Resources CO
filed 2008-11-10
CIK 1297704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
Yes ☐   No ☒

As of November 7, 2008, there were 21,628,202 shares of the registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED BALANCE SHEETS

	September 30, 2008 (Unaudited)	December 31, 2007
Assets
Investments in portfolio securities at fair value (cost: $299,021,654 and $277,947,454, respectively)	$299,850,813	$284,228,573
Investments in corporate notes at fair value (cost: $11,598,261 and $11,631,599, respectively)	8,244,900	8,955,500
Investments in commodity derivative instruments at fair value (cost: $1,131,085 and $0, respectively)	3,312,580	-
Investments in U.S. Treasury Bills, at amortized cost which approximates fair value	128,505,292	163,925,625
Total investments	439,913,585	457,109,698

Cash and cash equivalents	63,403,174	18,437,115
Accounts receivable	35,345	17,569
Interest receivable	969,510	647,839
Prepaid assets	1,478,435	2,020,655

Total assets	$505,800,049	$478,232,876

Liabilities and stockholders' equity (net assets)
Current liabilities
Accounts payable	$3,617,159	$928,761
Management and incentive fees payable	4,470,880	2,032,107
Dividends payable	8,651,281	9,012,671
Total current liabilities	16,739,320	11,973,539

Long-term debt	178,875,000	216,000,000

Total liabilities	195,614,320	227,973,539

Commitments and contingencies (Note 8)

Stockholders’ equity (net assets)
Common stock, $.001 par value, 250,000,000 shares authorized; 21,628,202 and 17,500,332 shares issued and outstanding, respectively	21,628	17,500
Paid-in capital in excess of par	307,886,738	245,881,078
Undistributed net investment income (loss)	(12,240,153)	(103,394)
Undistributed net realized capital gain (loss)	14,860,223	859,133
Net unrealized appreciation (depreciation) of portfolio securities, corporate notes and commodity derivative instruments	(342,707)	3,605,020

Total stockholders’ equity (net assets)	310,185,729	250,259,337

Total liabilities and stockholders' equity (net assets)	$505,800,049	$478,232,876

Net asset value per share	$14.34	$14.30

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Investment income
Interest income	$9,816,811	$9,011,405	$27,467,490	$26,940,522
Dividend income	-	-	-	93,710
Other income	52,877	47,960	137,767	245,704

Total investment income	9,869,688	9,059,365	27,605,257	27,279,936

Operating expenses
Management fees	1,944,869	1,626,857	5,583,084	4,776,860
Incentive fees	2,526,011	(531,889)	2,526,011	522,469
Professional fees	174,150	209,231	607,519	537,813
Insurance expense	198,812	132,423	596,442	397,268
Interest expense and fees	1,470,091	1,737,202	5,351,738	4,913,624
State franchise taxes	-	12,218	32,712	46,811
Other general and administrative expenses	690,152	614,816	2,134,624	1,897,879

Total operating expenses	7,004,085	3,800,858	16,832,130	13,092,724

Net investment income (loss) before income taxes	2,865,603	5,258,507	10,773,127	14,187,212

Benefit (provision) for income taxes	1,400,000	-	1,392,808	-

Net investment income (loss)	4,265,603	5,258,507	12,165,935	14,187,212

Net realized capital gain (loss) on investments
Net realized capital gain (loss) on portfolio securities, corporate notes and commodity derivative instruments	18,301,090	(351,114)	18,301,090	6,315,744
Benefit (provision) for taxes on investments	(4,300,000)	-	(4,300,000)	-

Total net realized capital gain (loss) on investments	14,001,090	(351,114)	14,001,090	6,315,744

Net increase (decrease) in unrealized appreciation (depreciation) on portfolio securities, corporate notes and commodity derivative instruments	(3,812,904)	(712,268)	(3,947,727)	5,308,882

Net increase (decrease) in stockholders' equity (net assets) resulting from operations	$14,453,789	$4,195,125	$22,219,298	$25,811,838

Net increase (decrease) in stockholders' equity (net assets) resulting from operations per common share	$0.66	$0.24	$1.02	$1.49

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (NET ASSETS)

	Common Stock		Paid-in Capital in Excess	Undistributed Net Investment Income	Undistributed Net Realized Capital	Net Unrealized Appreciation (Depreciation) of Portfolio Securities, Corporate Notes and Commodity Derivative	Total Stockholders' Equity
	Shares	Amount	of Par	(Loss)	Gain (Loss)	Instruments	(Net Assets)
Balance at December 31, 2007	17,500,332	$17,500	$245,881,078	$(103,394)	$859,133	$3,605,020	$250,259,337
Net increase in stockholders' equity (net assets) resulting from operations	-	-	-	12,165,935	14,001,090	(3,947,727)	22,219,298
Issuance of common stock from public offering (net of underwriting costs)	4,086,388	4,086	62,109,012	-	-	-	62,113,098
Offering costs	-	-	(780,628)	-	-	-	(780,628)
Dividends declared	-	-	-	(24,302,694)	-	-	(24,302,694)
Issuance of common stock under dividend reinvestment plan	41,482	42	677,276	-	-	-	677,318
Balance at September 30, 2008 (unaudited)	21,628,202	$21,628	$307,886,738	$(12,240,153)	$14,860,223	$(342,707)	$310,185,729

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30, 2008	September 30, 2007
Cash flows from operating activities
Net increase in stockholders' equity (net assets) resulting from operations	$22,219,298	$25,811,838
Adjustments to reconcile net increase in stockholders' equity (net assets) resulting from operations to net cash used in operating activities
Payment-in-kind interest	(2,335,374)	(2,966,423)
Payment-in-kind dividend	-	(93,710)
Net amortization of premiums, discounts and fees	4,639,765	(2,168,463)
Change in unrealized (appreciation) depreciation on portfolio securities, corporate notes and commodity derivative instruments	3,947,727	(5,308,882)
Effects of changes in operating assets and liabilities
Accounts receivable	(17,776)	447,258
Interest receivable	(321,671)	59,991
Prepaid assets	542,220	664,520
Accounts payable	5,127,171	431,268
Purchase of investments in portfolio securities, corporate notes and commodity derivative instruments	(100,885,393)	(194,255,244)
Redemption of investments in portfolio securities, corporate notes and commodity derivative instruments	76,409,056	109,508,043
Sale of investments in corporate notes	-	6,007,370
Net sale of investments in U.S. Treasury Bills	35,420,333	14,855,937

Net cash provided by (used in) operating activities	44,745,356	(47,006,497)

Cash flows from financing activities
Net proceeds from the issuance of common stock	62,790,416	-
Borrowings under revolving credit facility	151,000,000	51,000,000
Repayments on revolving credit facility	(188,125,000)	-
Offering costs from the issuance of common stock	(780,628)	-
Dividends paid	(24,664,085)	(9,243,034)

Net cash provided by (used in) financing activities	220,703	41,756,966

Net increase (decrease) in cash and cash equivalents	44,966,059	(5,249,531)
Cash and cash equivalents, beginning of period	18,437,115	12,334,329

Cash and cash equivalents, end of period	$63,403,174	$7,084,798

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2008
(Unaudited)

Portfolio Company	Energy Industry Segment	Investment (2) (4)	Principal	Cost	Fair Value (3)
TARGETED INVESTMENTS
Venoco, Inc. (1) (11)	Oil & Natural Gas	Senior Notes (7)	$12,000,000	$11,927,465	$10,440,000
	Production and	(8.75%, due 12/15/2011)
	Development

Chroma Exploration &	Oil & Natural Gas	9,428 Shares Series A Participating	-	2,221,710	-
Production, Inc. (1) (11)	Production and	Convertible Preferred Stock (9)
	Development	8,610 Shares Series AA Participating	-	2,089,870	1,567,402
		Convertible Preferred Stock (9)
		8.11 Shares Common Stock (5)	-	-	-
		Warrants (5) (13)	-	-	-

Resaca Exploitation Inc. (1) (11)	Oil & Natural Gas	Senior Secured	22,000,000	21,568,211	21,568,211
	Production and	Multiple-Advance Term Loan
	Development	(The greater of 10.0% or LIBOR + 6.00%,
		due 5/01/2012)
		Common Stock (6,574,216 shares) (5) (22)	3,235,256	3,235,256	9,289,399

Crossroads Energy, LP (1) (11)	Oil & Natural Gas	Senior Secured	4,759,075	4,702,016	4,702,016
	Production and	Multiple-Advance Term Loan
	Development	(The greater of 10.0% or LIBOR + 5.50%,
		due 6/29/2009)
		Overriding Royalty Interest (6)	10,000	6,143	250,000

Rubicon Energy Partners,	Oil & Natural Gas	LLC Units (4,000 units) (5)	-	-	1,700,000
LLC (8) (11)	Production and
	Development

BSR Loco Bayou, LLC (1) (11) (12)	Oil & Natural Gas	Senior Secured	3,025,289	2,487,545	1,625,456
	Production and	Multiple-Advance Term Loan
	Development	(LIBOR + 5.50% cash, +7.50% PIK - until 8/15/08,
		cash only thereafter, due 8/15/2009) (9)
		Overriding Royalty Interest (6)	20,000	19,514	20,000
		Warrants (5) (14)	10,000	10,000	-

Sonoran Energy, Inc. (1) (11)	Oil & Natural Gas	Warrants (5) (15)	10,000	10,000	10,000
	Production and
	Development

Nighthawk Transport I, LP (1) (11)	Energy Services	Second Lien	13,325,371	12,528,195	12,528,195
		Term Loan B
		(The greater of 15.0% or LIBOR + 10.50%,
		due 10/03/2010)
		LP Units (5)	224	224	150,000
		Warrants (5) (16)	850,000	850,000	850,000

		Second Lien	1,488,912	1,463,025	1,463,025
		Delayed Draw Term Loan B
		(The greater of 15.0% or LIBOR + 10.50%,
		due 10/03/2010)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2008
(Unaudited)
(Continued)

Portfolio Company	Energy Industry Segment	Investment (2) (4)	Principal	Cost	Fair Value (3)
TARGETED INVESTMENTS - Continued
Alden Resources, LLC (1) (11)	Coal Production	Senior Secured	36,285,168	33,660,832	33,660,832
		Multiple-Advance Term Loan
		(LIBOR + 8.00% cash, due 1/05/2013)
		Royalty Interest (6)	2,660,000	2,579,356	2,660,000
		Warrants (5) (17)	100,000	100,000	100,000

Tammany Oil & Gas, LLC (1) (11)	Oil & Natural Gas	Senior Secured	29,447,804	29,149,665	29,149,665
	Production and	Multiple-Advance Term Loan
	Development	(The greater of 11.0% or LIBOR + 6.00%,
		due 3/21/2010)
		Overriding Royalty Interest (5) (6)	200,000	200,000	550,000

TierraMar Energy LP (8) (11)	Oil & Natural Gas	Overriding Royalty Interest (6)	20,000	17,276	300,000
	Production and	Class A Preferred LP Units (5)	16,634,830	16,634,830	16,634,830
	Development

Anadarko Petroleum Corporation	Oil & Natural Gas	Multiple-Advance Net Profits Interest	47,520,151	47,619,394	47,619,394
2007-III Drilling Fund (1) (11)	Production and	(Due 4/23/2032)
	Development

Formidable, LLC (1) (11) (21)	Oil & Natural Gas	Senior Secured	37,299,054	37,299,054	37,299,054
	Production and	Multiple-Advance Term Loan
	Development	(LIBOR + 5.50% cash, due 5/31/2008) (9)
		Warrants (5) (18)	500,000	500,000	500,000

DeanLake Operator, LLC (8) (11)	Oil & Natural Gas	Class A Preferred LP Units (5)	13,900,255	13,900,255	13,900,255
	Production and	Overriding Royalty Interest (6)	20,000	19,120	20,000
	Development

Bionol Clearfield, LLC (1) (11)	Alternative Fuels and	Senior Secured Tranche C	5,000,000	5,000,000	5,000,000
	Specialty Chemicals	Construction Loan
		(LIBOR + 7.00%, due 9/06/2016)

BioEnergy Holding, LLC (1) (11)	Alternative Fuels and	Senior Secured Notes	10,606,557	9,738,049	9,738,049
	Specialty Chemicals	(15.00%, due 3/06/2015)
		BioEnergy International Warrants (5) (19)	595,845	595,845	595,845
		BioEnergy Holding Units (5)	376,687	376,687	376,687

Greenleaf Investments, LLC (1) (11)	Oil & Natural Gas	Senior Secured	11,627,645	11,321,192	11,321,192
	Production and	Multiple-Advance Term Loan
	Development	(The greater of 10.50% or LIBOR + 6.00%,
		due 4/30/2011)
		Overriding Royalty Interest (6)	100,000	92,856	300,000

ATP Oil & Gas Corporation (1) (11)	Oil & Natural Gas	Limited Term Royalty Interest	32,814,792	27,098,069	23,961,306
	Production and
	Development

Subtotal Targeted Investments (59.57% of total investments)				$299,021,654	$299,850,813

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2008
(Unaudited)
(Continued)

Issuing Company	Energy Industry Segment	Investment (2) (4)	Principal	Cost	Fair Value (3)

CORPORATE NOTES
Pioneer Natural Resources Co. (11)	Oil & Natural Gas	Senior Notes, 7.2%, due 2028	$10,000,000	$11,598,261	$8,244,900
	Production and
	Development

Subtotal Corporate Notes ( 1.64% of total investments)				$11,598,261	$8,244,900

COMMODITY DERIVATIVE INSTRUMENTS
Put Options (11) (20)		Put Options with BP Corp. NA to sell up to 615,000 MMBtu of natural gas at a strike price of $10.00 per MMBtu. 12 monthly contracts beginning on July 1, 2008 and expiring on June 30, 2009.		$243,360	$990,590

		Put Options with BP Corp. NA to sell up to 237,750 Bbls of crude oil at a strike price of $101.00 per Bbl. 15 monthly contracts beginning on July 1, 2008 and expiring on September 30, 2009.		746,900	2,028,037

		Put Options with BP Corp. NA to sell up to 32,750 Bbls of crude oil at a strike price of $85.00 per Bbl. 4 monthly contracts beginning on October 1, 2009 and expiring on January 31, 2010.		140,825	293,953

Subtotal Commodity Derivatives ( 0.66% of total investments)				$1,131,085	$3,312,580

GOVERNMENT SECURITIES (10)
U.S. Treasury Bills		U.S. Treasury Bills, 1.772%, due 10/09/2008	$8,000,000	$8,551,692	$8,551,692
U.S. Treasury Bills		U.S. Treasury Bills, 1.772%, due 10/09/2008	12,000,000	11,995,360	11,995,360
U.S. Treasury Bills		U.S. Treasury Bills, 1.772%, due 10/09/2008	12,000,000	11,995,360	11,995,360
U.S. Treasury Bills		U.S. Treasury Bills, 1.772%, due 10/09/2008	12,000,000	11,995,360	11,995,360
U.S. Treasury Bills		U.S. Treasury Bills, 1.772%, due 10/09/2008	12,000,000	11,995,360	11,995,360
U.S. Treasury Bills		U.S. Treasury Bills, 1.772%, due 10/09/2008	12,000,000	11,995,360	11,995,360
U.S. Treasury Bills		U.S. Treasury Bills, 1.772%, due 10/09/2008	12,000,000	11,995,360	11,995,360
U.S. Treasury Bills		U.S. Treasury Bills, 1.772%, due 10/09/2008	12,000,000	11,995,360	11,995,360
U.S. Treasury Bills		U.S. Treasury Bills, 1.772%, due 10/09/2008	12,000,000	11,995,360	11,995,360
U.S. Treasury Bills		U.S. Treasury Bills, 1.772%, due 10/09/2008	12,000,000	11,995,360	11,995,360
U.S. Treasury Bills		U.S. Treasury Bills, 1.772%, due 10/09/2008	12,000,000	11,995,360	11,995,360

Subtotal Government Securities (25.53% of total investments)				$128,505,292	$128,505,292

CASH
Subtotal Cash (12.6% of total investments)				$63,403,174	$63,403,174

TOTAL INVESTMENTS, CASH AND CASH EQUIVALENTS				$503,659,466	$503,316,759

LIABILITIES IN EXCESS OF OTHER ASSETS					$(193,131,030)

NET ASSETS					$310,185,729

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2008
(Unaudited)
(Continued)

NOTES TO CONSOLIDATED SCHEDULE OF INVESTMENTS

(1)	Portfolio company is not controlled by or affiliated with the Company as defined by the Investment Company Act of 1940.

(2)	Percentages represent interest rates in effect at the end of the period and due dates represent the contractual maturity dates.

(3)	Fair value of targeted investments is determined by or under the direction of the Board of Directors.

(4)	All investments are in entities with primary operations in the United States of America.

(5)	Non-income producing securities.

(6)	Securities are subject to restrictions as to their sale.

(7)	Upon the March 30, 2006 closing of Venoco, Inc.'s TexCal acquisition, Venoco Inc.'s senior notes became collateralized by second priority liens.

(8)	Portfolio company is controlled by the Company as defined by the Investment Company Act of 1940.

(9)	Non-accrual status.

(10)	Level 1 security per SFAS No. 157 hierachy.

(11)	Level 3 security per SFAS No. 157 hierachy.

(12)	Portfolio company was issued a written notice of default.

(13)	Chroma warrants expire on April 5, 2012 and provide the Company the right to purchase 2,462 shares of common stock at a purchase price of $325.00 per share.

(14)	BSR Loco Bayou warrants expire on August 15, 2013 and provide the Company the right to purchase 10,000 investor units at the exercise price of $160.00 per investor unit.

(15)
Sonoran warrants expire on November 28, 2014 and provide the Company the right to purchase shares of common stock up to 2.87 million shares, on a fully diluted basis with anti-dilution provisions, at the exercise price of $0.20 per share.

(16)	Nighthawk warrants expire on May 13, 2017 and provide the Company the right to purchase approximately 2.5% of limited partnership units at the exercise price of $0.001 per unit.

(17)
Alden warrants provide the Company the right to purchase 23% of class C units at an exercise price of $0.739 per unit, expiring in December 2013 and the right to purchase 10% of class C units at an exercise price of $0.739 per unit, expiring in July 2014.

(18)
Formidable warrants expire on March 31, 2015 and provide the Company the right to purchase membership interest representing 30% of all distributions at an exercise price of $1,000 per percentage point.

(19)
BioEnergy International, LLC warrants expire on August 15, 2010 and provide the Company the right to purchase 648,000 units, representing membership interests of BioEnergy International, LLC, at the  purchase price of $10.00 per unit.

(20)	Put Options are related to the limited term royalty interest purchased from ATP Oil & Gas Corporation.

(21)	Executed forbearance agreement with portfolio company.

(22)
Resaca stock is listed on the Alternative Investment Market of the London Stock Exchange, denominated in British pounds and its reported fair value at September 30, 2008 has been converted to U.S. dollars at the exchange rate effective on September 30, 2008.

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED FINANCIAL HIGHLIGHTS
(Unaudited)

	For the Nine Months Ended
	September 30, 2008	September 30, 2007
Per Share Data (1)

Net asset value, beginning of period	$14.30	$13.96

Increase in net assets as a result of secondary public stock offering	0.40	-
Underwriting discounts and commissions related to secondary public stock offering	(0.15)	-
Other costs related to secondary public stock offering	(0.03)	-
Net increase in net assets from secondary public offering	0.22	-

Net asset value after public stock offering	14.52	13.96

Net investment income (loss)	0.56	0.82
Net realized and unrealized gain (loss) on portfolio securities, corporate notes and commodity derivative instruments	0.46	0.67

Net increase (decrease) in stockholders' equity (net assets) resulting from operations	1.02	1.49

Dividends declared	(1.20)	(0.93)

Net asset value, end of period	$14.34	$14.52

Market value, beginning of period	$15.63	$16.75
Market value, end of period	$14.57	$16.23
Market value return (2)	0.98%	2.38%
Net asset value return (2)	8.63%	9.89%

Ratios and Supplemental Data
($ and shares in thousands)

Net assets, end of period	$310,186	$253,713
Average net assets	$280,223	$248,485
Common shares outstanding at end of period	21,628	17,470
Total operating expenses less management and incentive fees and interest expense/average net assets (3)	1.61%	1.55%
Total operating expenses less management and incentive fees/average net assets (3)	4.16%	4.19%
Total operating expenses/average net assets (3)	8.02%	7.04%
Net investment income (loss)/average net assets (3)	5.80%	7.63%
Net increase (decrease) in net assets resulting from operations/average net assets (3)	10.59%	13.89%
Portfolio turnover rate	27.27%	44.07%

(1) Per Share Data is based on common shares outstanding at end of period.
(2) Return calculations assume reinvestment of dividends and are not annualized.
(3) Annualized.

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
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

Debt Securities: The Company records its investments in non-convertible debt securities at fair value which generally approximates cost  plus amortized original issue discount (“OID”) to the extent that the estimated asset or enterprise value of the portfolio company exceeds the outstanding debt of the portfolio company. The Company records its investment in convertible debt securities at fair value which generally approximates the higher of: 1) cost plus amortized OID, to the extent that the estimated asset or enterprise value of the portfolio company equals or exceeds the outstanding debt of the portfolio company; and 2) the Company’s pro rata share, upon conversion, of the residual equity value of the portfolio company available after deducting all outstanding debt from its estimated enterprise value. If the estimated asset or enterprise value is less than the sum of the value of the Company’s debt investment and all other debt securities of the portfolio company pari passu or senior to the Company’s debt investment, the Company reduces the value of its debt investment beginning with its junior-most debt investment such that the asset or enterprise value less the value of the outstanding pari passu or senior debt is zero.  Investments in debt securities for which market quotations are readily available are recorded in the financial statements at such market quotations as of the valuation date adjusted for appropriate liquidity discounts, if applicable.

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

Payment-in-Kind Interest and Dividends

The Company may have investments in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK interest or dividends, computed at the contractual rate specified in each investment agreement, are added to the principal balance of the investment and recorded as interest or dividend income.  For investments with PIK interest or dividends, the Company bases income accruals on the principal balance including any PIK.  If the portfolio company’s asset valuation is not sufficient to cover the contractual interest, the Company will not accrue interest income or dividend income on the investment.  To maintain the Company’s RIC status, this non-cash source of income must be paid out to stockholders in the form of dividends, even though the Company has not yet collected the cash.  For the quarter ended September 30, 2008, PIK interest income, net of a $0.1 million reserve, was $0.6 million and PIK dividend income totaled $0.  For the quarter ended September 30, 2007, PIK interest income, net of a $0.1 million reserve, was $1.2 million, and PIK dividend income totaled $0.  For the nine months ended September 30, 2008, PIK interest income, net of a $0.2 million reserve, was $2.3 million and PIK dividend income, net of a $0.1 million reserve, was $0.  For the nine months ended September 30, 2007, PIK interest income, net of a $0.1 million reserve, was $3.0 million and PIK dividend income was $0.1 million.

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

Fee Income Recognition

Fees primarily include financial advisory, transaction structuring, loan administration, commitment and prepayment fees. Financial advisory fees represent amounts received for providing advice and analysis to companies and are recognized as earned when such services are performed, provided collection is probable. Transaction structuring fees represent amounts received for structuring, financing and executing transactions and are generally payable only if the transaction closes. Such fees are deferred and accreted into interest income over the life of the loan using the effective interest method. Commitment fees represent amounts received for committed funding and are generally payable whether or not the transaction closes. On transactions that close within the commitment period, commitment fees are deferred and accreted into interest income over the life of the loan using the effective interest method. Commitment fees on transactions that do not close are generally recognized over the period the commitment is outstanding. Prepayment and loan administration fees are recognized as they are received.  For the quarter ended September 30, 2008, the Company accreted approximately $0.5 million of fee income into interest income, compared to approximately $0.7 million of fee income for the quarter ended September 30, 2007.

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

Prior to 2005, the Company was treated as a “C” corporation, had no taxable income and therefore did not declare a dividend for that period.  The following table summarizes the Company’s dividend history:

Dividend History

Declaration Date	Amount	Record Date	Payment Date
March 18, 2005	$0.120	March 31, 2005	April 15, 2005
June 17, 2005	$0.125	June 30, 2005	July 15, 2005
September 19, 2005	$0.140	September 30, 2005	October 14, 2005
December 15, 2005	$0.275	December 27, 2005	January 4, 2006
March 10, 2006	$0.160	March 31, 2006	April 17, 2006
June 14, 2006	$0.180	June 30, 2006	July 14, 2006
September 14, 2006	$0.250	September 29, 2006	October 13, 2006
December 7, 2006	$0.330	December 19, 2006	December 29, 2006
March 19, 2007	$0.265	March 30, 2007	April 13, 2007
June 13, 2007	$0.310	June 29, 2007	July 13, 2007
September 12, 2007	$0.350	September 28, 2007	October 12, 2007
December 12, 2007	$0.515	December 28, 2007	January 4, 2008
March 19, 2008	$0.400	March 31, 2008	April 11, 2008
June 9, 2008	$0.400	June 30, 2008	July 11, 2008
September 10, 2008	$0.400	September 30, 2008	October 10, 2008

The Company has established an “opt out” dividend reinvestment plan for its common stockholders. As a result, if the Company declares a dividend, then a stockholder’s cash dividend will be automatically reinvested in additional shares of the Company’s common stock unless the stockholder, or his or her broker, specifically “opts out” of the dividend reinvestment plan and elects to receive cash dividends. It is customary practice for many brokers to “opt out” of dividend reinvestment plans on behalf of their clients unless specifically instructed otherwise. As of October 10, 2008, the date of the most recent dividend payment, holders of 1,739,829 shares, or approximately 8.0% of outstanding shares, were participants in the Company’s dividend reinvestment plan.

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

The table below summarizes participation in the Company’s dividend reinvestment plan:

Dividend Reinvestment Plan Participation

					Common Stock Dividends
						Newly Issued Shares
Dividend	Participating Shares	Percentage of Outstanding Shares	Total Distribution	Cash Dividends	Purchased in Open Market	Amount	Shares
March 2005	-	0.0%	$2,088,012	$2,088,012	$-	$-	-
June 2005	1,215,870	7.0%	$2,175,013	$2,023,029	$151,984	$-	-
September 2005	1,488,904	8.6%	$2,436,014	$2,227,567	$208,447	$-	-
December 2005	1,660,140	9.5%	$4,785,028	$4,328,488	$456,540	$-	-
March 2006	1,618,940	9.3%	$2,784,016	$2,524,986	$259,030	$-	-
June 2006	1,410,227	8.1%	$3,132,018	$2,878,177	$253,841	$-	-
September 2006	1,270,634	7.3%	$4,350,025	$4,032,366	$317,659	$-	-
December 2006	1,111,045	6.4%	$5,742,033	$5,375,388	$-	$366,645	22,168
March 2007	1,355,671	7.8%	$4,616,901	$4,257,648	$-	$359,253	22,692
June 2007	1,363,066	7.8%	$5,407,938	$4,985,387	$-	$422,550	24,694
September 2007	1,438,143	8.2%	$6,114,379	$5,611,029	$-	$503,350	30,678
December 2007	1,605,164	9.2%	$9,012,670	$8,186,010	$826,659	$-	-
March 2008	1,693,284	9.7%	$7,000,133	$6,322,815	$-	$677,318	41,482
June 2008	1,655,552	9.4%	$8,651,281	$7,989,060	$662,221	$-	-
September 2008	1,739,829	8.0%	$8,651,281	$7,955,350	$695,931	$-	-	(1)

(1)  Shares were purchased on October 10, 2008 for the September 2008 dividend.  See above and Note 4 for futher detail.

Note 3:	Credit Facilities and Borrowings

On September 29, 2008, the Company entered into a Third Amendment to Amended and Restated Revolving Credit Agreement, effective as of September 29, 2008, which amended certain provisions of the Company’s Amended and Restated Revolving Credit Agreement, dated as of August 31, 2006 (as amended, the “Investment Facility”).  These amendments (i) extended the commitment termination date, (ii) clarified certain definitions relating to permitted senior investment participation and (iii) decreased the aggregate commitment amount under the Investment Facility from $100 million to $87.5 million.  The Company paid a 50 basis point fee in conjunction with the amendment.

Under the terms of the Company’s Investment Facility, the lenders have agreed to extend revolving credit to the Company in an amount not to exceed $87.5 million, with the ability to increase the credit available to an amount not to exceed $175 million by obtaining additional commitments from existing lenders or new lenders.  The total amount committed was $87.5 million and $52.625 million was outstanding under the Investment Facility as of September 30, 2008.  By comparison, the total amount committed as of December 31, 2007 was $100 million and $89.75 million was outstanding under the Investment Facility.  The Investment Facility has a four-year term and bears interest, at the Company’s option, at either (i) LIBOR plus 150 to 250 basis points, based on the degree of leverage of the Company or (ii) the base rate plus 0 to 75 basis points, based on the degree of leverage of the Company.  The LIBOR pricing is a 25 basis point increase from the previous grid.  Proceeds from the Investment Facility will be used to supplement the Company’s equity capital to make portfolio investments.  As of September 30, 2008, the interest rates were 5.25% (Prime rate of 5.00% plus 25 basis points) on $43 million and 4.2375% (LIBOR rate of 2.4875% plus 175 basis points) on $9.625 million.

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

On September 29, 2008, the Company entered into a Fourth Amendment to Treasury Secured Revolving Credit Agreement, effective as of September 29, 2008, which amended certain provisions and clarified certain definitions relating to permitted senior investment participation of the Company’s Treasury Secured Revolving Credit Agreement, dated as of August 31, 2006 (as amended, the “Treasury Facility”). The Company paid a 5 basis point fee in conjunction with the amendment.  Under the terms of the Company’s Treasury Facility, the lenders party thereto and SunTrust Bank, as administrative agent for the lenders, have extended credit available under the Treasury Facility to an amount not to exceed $175 million by obtaining additional commitments from existing lenders or new lenders.  The total amount committed and outstanding under the Treasury Facility as of September 30, 2008 was $126.25 million, which was unchanged compared to the committed and outstanding amounts as of December 31, 2007.  Proceeds from the Treasury Facility are used to facilitate the growth of the Company’s investment portfolio and provide flexibility in the sizing of its portfolio investments. The Treasury Facility has a three year term and bears interest, at the Company’s option, at either (i) LIBOR plus 25 basis points or (ii) the base rate. On September 29, 2008, the Required Lenders exercised their option to convert pricing of the Treasury Facility from LIBOR-based to Prime-based.  The prime rate was 5% as of September 29, 2008.  As of September 30, 2008, the interest rate on the Company’s outstanding borrowings under the Treasury Facility was 5.00% (Prime rate) on $126.25 million. The obligations under the Treasury Facility are collateralized by certain securities and are guaranteed by the Company’s existing and future subsidiaries, other than special purpose subsidiaries and certain other subsidiaries. The Treasury Facility contains affirmative and reporting covenants and certain financial ratio and restrictive covenants, including: (a) maintaining a ratio of net asset value to consolidated total indebtedness (excluding net hedging liabilities) of the Company and its subsidiaries, of not less than 2.25:1.0, (b) maintaining a ratio of net asset value to consolidated total indebtedness (including net hedging liabilities) of the Company and its subsidiaries, of not less than 2.0:1.0, (c) maintaining a ratio of net income (excluding revenue from cash collateral) plus interest, taxes, depreciation and amortization expenses (“EBITDA”) to interest expense (excluding interest on loans under the Treasury Facility) of the Company and its subsidiaries of not less than 3.0:1.0, (d) maintaining a ratio of collateral to the aggregate principal amount of loans under the Treasury Facility of not less than 1.01:1.0, (e) limitations on additional indebtedness, (f) limitations on liens, (g) limitations on mergers and other fundamental changes, (h) limitations on dividends, (i) limitations on disposition of assets other than in the normal course of business, (j) limitations on transactions with affiliates, (k) limitations on agreements that prohibit liens on properties of the Company and its subsidiary guarantors, (l) limitations on sale and leaseback transactions, (m) limitations on speculative hedging transactions, and (n) limitations on the aggregate amount of unfunded commitments.

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

In addition to the Company’s Investment Facility, the Company may also fund a portion of its investments with issuances of equity or senior debt securities. The Company may also securitize a portion of its investments in mezzanine or senior secured loans or other assets. The Company expects its primary use of funds to be investments in portfolio companies, cash distributions to holders of its common stock and payment of fees and other operating expenses.

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

The net proceeds from this offering, after deducting expenses of approximately $781,000 and underwriting discounts and commissions of $0.80 per share, were approximately $61,330,000.

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

The Company issued 22,168 and 78,064 shares of common stock, respectively, in 2006 and 2007 to participants in the dividend reinvestment plan. For the nine months ended September 30, 2008, the Company issued 41,482 shares of common stock to participants in the dividend reinvestment plan.  As of September 30, 2008, holders of 1,739,829 shares, or approximately 8.0% of outstanding shares, were participants in the Company’s dividend reinvestment plan.  As a result, of the $8,651,281 total amount distributed for the 2008 third quarter dividend, $695,931 was used by the dividend reinvestment plan agent to acquire shares in the open market for credit to the accounts of the plan participants.  See Dividends in Note 2.

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

Under the investment advisory agreement, the base management fee is calculated quarterly as 0.45% of the average of total assets of the Company as of the end of the two previous quarters, and is payable quarterly in arrears.  The Manager has agreed to waive permanently, subsequent to September 30, 2007, that portion of the management fee attributable to U.S. Treasury securities acquired with borrowings under the Company’s credit facilities to the extent the amount of such securities exceeds $100 million.  Of the $4,470,880 management and incentive fees payable to the Manager as of September 30, 2008, $1,944,869 is attributable to the base management fee for the quarter ended September 30, 2008.  The base management fee for the quarter ended September 30, 2007 was $1,626,857.

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

There were no investment income incentive fees earned for the third quarters of 2008 or 2007.  Investment income incentive fees earned were $0 and $88,060 for the nine months ended September 30, 2008 and 2007, respectively.

The second part of the incentive fee (the “Capital Gains Fee”) is determined and payable in arrears as of the end of each fiscal year (or upon termination of the investment advisory agreement, as of the termination date), and equals (1) 20% of (a) the Company’s net realized capital gain (realized capital gains less realized capital losses) on a cumulative basis from the closing date of the Company’s initial public offering to the end of such fiscal year, less (b) any unrealized capital depreciation at the end of such fiscal year, less (2) the aggregate amount of all Capital Gains Fees paid to the Manager in prior fiscal years.  An accrual of $2,526,011 was made for Capital Gains Fees earned for the third quarter of 2008.  An accrual of $434,409 was made for estimated year to date Capital Gains Fees for the period ended September 30, 2007.

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

The Manager has agreed that, to the extent permissible under federal securities laws and regulations, including Regulation M, it will utilize 30% of the fees it receives from the capital gains portion of the incentive fee (up to a maximum of $5 million of fees received in the aggregate) to purchase shares of the Company’s common stock in open market purchases through an independent trustee or agent.  Pursuant to this voluntary agreement, with respect to the capital gains incentive fees earned for 2007, the Manager has purchased approximately $105,000 of the Company’s stock.  Any sales of such stock will comply with any applicable six-month holding period under Section 16(b) of the Securities Act of 1933, as amended, and all other restrictions contained in any law or regulation, to the fullest extent applicable to any such sale.  Any change in this voluntary agreement will not be implemented without at least 90 days’ prior notice to stockholders and compliance with all applicable laws and regulations.

The investment advisory agreement was originally approved by the Company’s Board of Directors on November 9, 2004. The investment advisory agreement provides that unless terminated earlier as described below, the agreement shall remain in effect from year-to-year after November 9, 2006, provided continuation is approved at least annually by the Company’s Board of Directors or by the affirmative vote of the holders of a majority of the Company’s outstanding voting securities, including, in either case, approval by a majority of the members of the Company’s Board of Directors who are not interested persons.  On October 30, 2008, the Company’s Board of Directors, including a majority of the independent directors, approved an extension of the investment advisory agreement through November 9, 2009.

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

Of the $3,617,159 in accounts payable as of September 30, 2008, $210,362 was due to the Administrator for expenses incurred on the Company’s behalf for the month of September 2008.  By comparison, $208,611 was due to the Administrator for expenses incurred on the Company’s behalf for the month of September 2007.

The administration agreement was originally approved by the Company’s Board of Directors on November 9, 2004. The administration agreement provides that unless terminated earlier the agreement will continue in effect until November 9, 2006, and from year-to-year thereafter provided such continuance is approved at least annually by (i) the Company’s Board of Directors and (ii) a majority of the members of the Company’s Board of Directors who are not parties to the administration agreement or “interested persons” of any such party.  On October 30, 2008, the Company’s Board of Directors, including a majority of the independent directors, approved the continuation of the administration agreement through November 9, 2009.

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

Differences between the effective income tax rate and the statutory federal tax rate for the periods ended September 30, 2008 and 2007 were as follows:

	For the Nine Months Ended
	September 30, 2008 (Unaudited)	September 30, 2007 (Unaudited)

Statutory federal rate on loss from continuing operations	34%	34%
Effect of net deferred tax assets	(34%)	(34%)

Effective tax rate on earnings from continuing operations	0%	0%

The tax effects of temporary differences that give rise to the deferred tax assets and liabilities are as follows:

	For the Nine Months Ended
	September 30, 2008 (Unaudited)	September 30, 2007 (Unaudited)

Deferred tax assets
Net operating loss carry forwards	$33,866	$156,674
Net organization costs	39,939	87,866
Total gross deferred tax assets	73,805	244,540
Less valuation allowance	(73,805)	(244,540)
Net deferred tax assets	-	-

Deferred tax liabilities
Unrealized gains, net	-	-
Prepaid expenses	-	-
Total gross deferred tax liabilities	-	-

Net deferred tax assets	$-	$-

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

The Company’s consolidated subsidiaries, NGPC Asset Holdings, LP, NGPC Asset Holdings II, LP, NGPC Asset Holdings III, LP, NGPC Asset Holdings IV, LP and NGPC Asset Holdings V, LP, collectively (“NGPCAH”), are or were subject to federal income taxes. For the year ended December 31, 2005 (its first year of operations), NGPCAH operated at a loss and thus, at December 31, 2005, NGPCAH had a deferred tax asset of approximately $15,000, composed of net operating loss carry forwards. For the year ended December 31, 2006, NGPCAH operated at a small profit, resulting in a reduction of the deferred tax asset composed of net operating loss carry forwards of approximately $1,000. For the year ended December 31, 2007, NGPCAH had net operating income of approximately $315,000 resulting in a reduction of the deferred tax asset composed of net operating loss carry forwards of approximately $122,808.  Realization of the net deferred tax asset is not likely based on current levels of estimated taxable income and, accordingly, NGPCAH recorded valuation allowances of approximately $15,000, $14,000 and $109,000 at December 31, 2005, 2006, and 2007, respectively.  For the three months ended September 30, 2008, NGPCAH recorded realized net capital gains of approximately $12.3 million and estimated ordinary losses of approximately $3.9 million.  The ordinary losses include the estimated operating losses of TierraMar Energy LP.  NGPCAH recorded a 35% provision for income taxes, or $4.3 million, on the capital gains for the period ended September 30, 2008 and a $1.4 million tax benefit on the estimated operating losses.

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

As of September 30, 2008, the Company had investments in or commitments to fund loan facilities to eighteen portfolio companies totaling $365 million, on which $301 million was drawn. In addition, the Company has continuing obligations under the investment advisory agreement with the Manager and the administration agreement with the Administrator. The agreements provide that, absent willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, the Manager, the Administrator and its officers, managers, agents, employees, controlling persons, members and any other person or entity affiliated with them will be entitled to indemnification from the Company for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of the Manager’s or Administrator’s services under the agreements or otherwise as the Company’s investment adviser or administrator. The agreements also provide that the Manager, the Administrator and their affiliates will not be liable to the Company or any stockholder for any error of judgment, mistake of law, any loss or damage with respect to any of the Company’s investments or any action taken or omitted to be taken by the Manager or the Administrator in connection with the performance of any of their duties or obligations under the agreements or otherwise as investment adviser or administrator to the Company, except to the extent specified in Section 36(b) of the 1940 Act concerning loss resulting from a breach of fiduciary duty with respect to the receipt of compensation for services. In the normal course of business, the Company enters into a variety of undertakings containing a variety of representations that may expose the Company to some risk of loss. The amount of future loss, if any, arising from such undertakings, while not quantifiable, is not expected to be significant.

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

The following table sets forth by level within the fair value hierarchy the Company's financial assets that were accounted for at fair value on a recurring basis as of September 30, 2008.  As required by Statement 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. The fair value of the crude oil and natural gas options are estimated using a combined income and market based valuation methodology based upon forward commodity price and volatility curves.  The curves are obtained from independent pricing services reflecting broker market quotes.

The following table presents the Company’s assets measured at fair value on a recurring basis at September 30, 2008:

Assets at Fair Value	Total	Quoted Prices in Active Markets (Level 1)	Prices with Observable Market Inputs (Level 2)	Unobservable Inputs (Level 3)

Long Term Investments	$308,095,713	$-	$-	$308,095,713
Short Term Investments	128,505,292	128,505,292	-	-
Crude Oil Put Options	2,321,990	-	-	2,321,990
Natural Gas Put Options	990,590	-	-	990,590
Total Assets at Fair Value	$439,913,585	$128,505,292	$-	$311,408,293

The Company did not have any liabilities that were measured at fair value on a recurring basis at September 30, 2008.

The following table presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at December 31, 2007 and at September 30, 2008.

Assets at Fair Value Using Unobservable Inputs (Level 3)	Long Term Investments

Balance as of December 31, 2007	$272,348,573
Transfers in (out) of Level 3	20,835,500
Net investment income (loss)	(4,639,765)
Net realized gains (losses)	18,301,090
Net unrealized gains (losses)	(3,947,727)
Purchases, sales and redemptions	8,510,622
Balance as of September 30, 2008	$311,408,293

Of the $3,947,727 net unrealized losses presented in the table above, $740,359 relates to ORRI sold in the third quarter 2008 for a $2,742,768 realized gain, the remainder relates to investments that are still held at September 30, 2008, and the Company presents these unrealized losses on the Consolidated Statement of Operations as net increase (decrease) in unrealized appreciation (depreciation) on portfolio securities, corporate notes and commodity derivative instruments.

Note 10:	Commodity Derivative Instruments

The Company acquired a limited term royalty interest from ATP Oil & Gas Corporation and will receive royalty payments from this investment that are based on crude oil and natural gas production and prices.  As a result, the Company is exposed to fluctuations in crude oil and natural gas prices.  As of June 4, 2008, the Company had entered into option contracts to manage the price risk associated with these royalty payments.  The Company accounts for derivative instruments and hedging activities in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  The Company has decided not to designate these instruments as hedging instruments for financial accounting purposes, and as a result, we recognize the change in the instruments’ fair value currently on the Consolidated Statement of Operations as net increase (decrease) in unrealized appreciation (depreciation) on portfolio securities, corporate notes and commodity derivative instruments.

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

The components of gains (losses) on commodity derivative instruments are as follows:

	For the Nine Months Ended
	September 30, 2008	September 30, 2007

Unrealized gains (losses) on commodity derivatives	$2,181,494	$-
Realized gains (losses) on commodity derivatives	(274,625)	-

Net gains (losses) on commodity derivative instruments	$1,906,869	$-

The unrealized gains (losses) on commodity derivatives are included in net increase (decrease) and unrealized appreciation (depreciation) on portfolio securities, corporate notes and commodity derivatives instruments.

The realized gains (losses) on commodity derivatives are composed of revenues received on favorable expired options less the cost of all expired positions and are included in interest income.

Below is a summary of the Company’s commodity derivative instruments as of September 30, 2008.

	Volumes Bbls/MMBtu	Weighted Average Strike Price per Bbl/MMBtu	Fair Value at September 30, 2008

Oil:
Put options:
Remainder of 2008	58,000	$101.00	$411,008
2009	137,500	$98.00	1,617,029
2010	7,000	$85.00	293,953

Total oil	202,500		$2,321,990

Natural gas:
Put options:
Remainder of 2008	174,000	$10.00	$428,584
2009	242,000	$10.00	562,006

Total natural gas	416,000		$990,590

Total oil & natural gas put options			$3,312,580

Note 11:	Recent Accounting Pronouncements

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

In May 2008, FASB issued Statement 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”), which identifies a consistent framework for selecting accounting principles to be used in preparing financial statements for nongovernmental entities that are presented in conformity with United States GAAP.  The current GAAP hierarchy was criticized due to its complexity, ranking position of FASB Statements of Financial Accounting Concepts, and the fact that it is directed at auditors rather than entities.  SFAS No. 162 is effective November 15, 2008.  The FASB does not expect that SFAS No. 162 will cause a change in current practice, and the Company does not believe that SFAS No. 162 will have an impact on its financial statements, financial position, and results of operations or cash flows.

Note 12:	Subsequent Events

On October 7, 2008, the Company repaid the entirety of its $52.625 million balance on the Investment Facility and on October 9, 2008, the Company reduced the outstanding balance on the Treasury Facility from $126.25 million to $75 million.

On October 30, 2008, the Company’s Board of Directors, including a majority of the independent directors, approved an extension of the investment advisory agreement and the administration agreement through November 9, 2009.

On October 31, 2008, the Company closed a $30 million Senior Secured Credit Facility (the "Facility") with Black Pool Energy Partners, LLC ("BPEP"), a private company based in Houston, Texas.  The Company acted as agent and sole lender for the Facility.  Initial availability under the Facility is $13.5 million with approximately $0.3 million funded at closing.  The Facility is secured by first liens on substantially all of BPEP’s assets.  As partial consideration for providing the Facility, the Company received warrants in BPEP and an overriding royalty interest in BPEP's properties.  Proceeds from the Facility will be used by BPEP for capital expenditures to develop certain properties.  BPEP is an oil and gas producer with interests in assets located offshore Texas and onshore in southern Louisiana.

In October 2008, the Company executed a forbearance agreement with Formidable, LLC (“Formidable”), effective as of September 30, 2008.  Formidable is currently in default for failure to repay its Senior Secured Multiple-Advance Term Loan (the “Loan”) at maturity, and for failure to pay interest when due.  The Loan was dated June 7, 2007 and had an original maturity date of December 31, 2007.  The maturity date was extended to March 31, 2008, and later to May 31, 2008.  The Company placed the Loan on non-accrual status as of April 1, 2008.  Under the terms of the forbearance agreement, Formidable is required to engage an advisor to assist in the marketing and sale of its oil and gas properties by January 15, 2009 and proceeds of such sale are required to be used to repay its obligations to the Company.  The Loan, which is secured by assets of Formidable and a personal guaranty from its owner for all amounts above $34 million, continues to be valued at par based on a third party engineering reserve study and the application of the Company’s historical and current quarterly valuation process.  Although these valuations indicate that the collateral value should adequately cover the $37.3 million balance on the Loan, in light of the current volatile conditions in the market, it is difficult to predict the value that may ultimately be realized in any sale.

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
•
changes in regional, national or international economic conditions and their impact on the industries in which we invest; continued disruption of credit and capital markets, such as the events that occurred during the third quarter of 2008;

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

Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to energy companies, the level of acquisition and divestiture activity for such companies, the level and volatility of energy commodity prices, the general economic and competitive environment for the types of investments we make, and our own ability to raise capital, both through issuance of debt and equity securities, to fund our investments.  We believe that the recent dislocation in the credit markets and decline in energy commodity prices should favorably impact the competitive environment, in that it has reduced the debt capital available to energy companies from other sources.  Though the same macro economic factors also make our access to new debt and equity capital less certain, we have recently extended the maturity of our Investment Facility to August 2010.  While we currently have capital available to invest, it is not unlimited.  We remain committed to our underwriting and investment disciplines in selectively investing in appropriate risk-reward opportunities within the energy sector.

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

Portfolio and Investment Activity

During the quarter ended September 30, 2008, we had one full realization and one partial realization, and the  exchange of our note and warrants for equity in one company.  We did not add any new companies to our portfolio during the third quarter.  In August, Rubicon Energy Partners, LLC sold its assets, repaid its Senior Subordinated Secured Multiple-Advance Term Loan in full and Rubicon distributed the proceeds from its asset sale to its members, with approximately $16.3 million distributed to the Company, resulting in a realized capital gain of $12.3 million before taxes.  In July, in connection with Resaca’s $105.5 million initial public offering of ordinary shares on the Alternative Investment Market of the London Stock Exchange, we converted our $4.0 million Senior Subordinated Secured Convertible Term Loan into ordinary shares of Resaca, sold 1.554 million of those shares for gross proceeds of $4.0 million and continue to hold 6.6 million shares.  Immediately following the offering, Resaca repaid its $6.0 million Senior Secured Tranche B Term Loan in full and repurchased overriding royalty interests held by the Company.  The Company has become Resaca’s sole lender, providing a $60 million Senior Secured Multiple-Advance Term Loan of which $22.0 million was outstanding as of September 30, 2008.  The sale of the shares and the overriding royalty interest resulted in realized capital gains of approximately $6.0 million.  Also in July we exchanged our $13.4 million Senior Secured Note and warrants for preferred membership interests in DeanLake Operator, LLC and made available an additional $3.6 million for capital expenditures.

Following these transactions, as of September 30, 2008, our investment portfolio consisted of eighteen portfolio companies invested as follows: 31.6% in senior secured term loans, 5.0% in senior subordinated secured notes, 0.3% in participating convertible preferred stock, 1.8% in common stock, 1.6% in corporate notes, 6.5% in membership and partnership units, 9.5% in net profits interests, 4.8% in limited term royalty interests, and 0.8% in other investments.  The balance of our investment portfolio (as a percentage of the whole portfolio) was comprised 25.5% of U.S. Treasury Bills and 12.6% of cash and cash equivalents.

At September 30, 2008, the weighted average yield on targeted portfolio investments, exclusive of capital gains, was 12.41%.  The weighted average yield of our corporate notes was 5.82%. The weighted average yield of our U.S. Treasury Bills and cash equivalents was 1.71%.  The weighted average yield on our total capital invested at September 30, 2008 was 8.16%.  These yields do not include income from our four investments on non-accrual status.  Additional discussion concerning non-accrual investments is provided in Portfolio Credit Quality below.

By comparison, at September 30, 2007, the weighted average yield on targeted portfolio investments, exclusive of capital gains, was 12.2%.  The weighted average yield of our corporate notes was 5.8%. The weighted average yield of our U.S. Treasury Bills and cash equivalents was 3.9%.  The weighted average yield on our total capital invested at September 30, 2007 was 9.3%.

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

Concentration of Credit Risk

We place our cash and cash equivalents with financial institutions and, at times, cash held in checking or money market accounts may exceed the Federal Deposit Insurance Corporation insured limit.  On September 15, 2008, Lehman Brothers Holdings Inc. (“Lehman Holdings”) filed for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court in the Southern District of New York.  Subsidiaries of Lehman Holdings, including Lehman Brothers Inc. (“Lehman Brothers”) and Lehman OTC, were not included in the filing.  The business of Lehman Brothers Private Investment Management (“PIM”), including our money market and bond holdings,  was transferred during September 2008 to Barclays Wealth, the wealth management division of Barclays Bank PLC (“Barclays”), which operates in the United States as Barclays Capital Inc.  As of September 30, 2008, our Barclays money market account balance was approximately $0.924 million and the fair market value of our senior notes and corporate notes were $10.44 million and $8.24 million, respectively.  We currently believe that the transfer of our Lehman Brothers account to Barclays will not have a material adverse effect on our financial position, results of operations or cash flows.

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

Results of Operations

Investment Income

Investment income for the quarter ended September 30, 2008 was $9.9 million with $9.0 million attributable to targeted investments in eighteen portfolio companies, $0.2 million from corporate notes, $0.6 million attributable to investments in cash equivalents and $0.1 million in fee income from third parties and affiliates. This compares to investment income for the quarter ended September 30, 2007 of $9.1 million with $7.7 million attributable to targeted investments in thirteen portfolio companies, $0.2 million from corporate notes and $1.2 million attributable to investments in cash equivalents.

For the nine months ended September 30, 2008, investment income increased by $0.3 million, or 1.2%, to $27.6 million from $27.3 million for the same period in 2007.  For the nine months ended September 30, 2008, we recorded $24.7 million attributable to targeted investments in portfolio companies, $0.6 million from corporate notes, $2.2 million attributable to investments in cash equivalents, and $0.1 million in fee income from third parties and affiliates.  This compares to investment income of $21.9 million attributable to targeted investments in portfolio companies, $0.7 million from corporate notes, $4.4 million attributable to investments in cash equivalents, and $0.3 million in fee income from third parties and affiliates, for the same period in 2007.

While our total targeted portfolio balance increased by approximately $32.4 million from September, 30, 2007 to September 30, 2008, the balance of non-accruing and non-income producing investments increased from approximately $31.9 million to approximately $85.1 million during the same period.  Additional discussion concerning non-accrual investments is provided in Portfolio Credit Quality below.  Although LIBOR rates dropped significantly from the third quarter of 2007 compared to the third quarter of 2008, this had a minimal effect on our targeted investment income because of LIBOR floors established for new clients and certain other existing clients during 2008.  Conversely, significantly lower U.S. Treasury Bill rates during 2008 reduced interest from cash and cash equivalents.  Reserved income for the third quarter of 2008 totaled approximately $1.0 million compared to $0.1 million for the third quarter of 2007.  Reserved income for the nine months ended September 30, 2008 totaled approximately $2.1 million compared to $0.1 million for the nine months ended September 30, 2007.

Operating Expenses

For the quarter ended September 30, 2008, operating expenses were $7.0 million compared to $3.8 million for the quarter ended September 30, 2007.  The 2008 amount consisted of investment advisory and management and incentive fees of $4.5 million, insurance expenses, administrative services fees, professional fees, directors’ fees and other general and administrative expenses of $1.0 million and credit facility interest and fees of $1.5 million.  This compares to investment advisory and management and incentive fees of $1.1 million, insurance expenses, administrative services fees, professional fees, directors’ fees and other general and administrative expenses of $1.0 million and credit facility interest and fees of $1.7 million for the quarter ended September 30, 2007.  Approximately $2.5 million of incentive fees were accrued in the third quarter of 2008 with respect to the net realized gains associated with our investments in Rubicon ($12.3 million) and Resaca ($6.0 million).

For the nine months ended September 30, 2008, operating expenses were $16.8 million compared to $13.1 million for the same period of 2007.  The 2008 amount consisted of investment advisory and management and incentive fees of $8.1 million, insurance expenses, administrative services fees, professional fees, directors’ fees, organization costs and other general and administrative expenses of $3.3 million and credit facility interest and fees of $5.4 million.  This compares to investment advisory and management and incentive fees of $5.3 million, insurance expenses, administrative services fees, professional fees, directors’ fees, organization costs and other general and administrative expenses of $2.9 million and credit facility interest and fees of $4.9 million for the nine months ended September 30, 2007.

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

Net Investment Income Before Income Taxes

For the quarter ended September 30, 2008, net investment income before income taxes was $2.9 million compared to $5.3 million for the quarter ended September 30, 2007, primarily due to accrued capital gains incentive fees of $2.5 million, offset by increases in investment income.

For the nine months ended September 30, 2008, net investment income before income taxes was $10.8 million compared to $14.2 million for nine months ended September 30, 2007, primarily due to accrued capital gains incentive fees of $2.5 million and higher management fees and interest expenses.

Net Realized Gains

Realized capital gains or losses for the quarter ended September 30, 2008 were $18.3 million, before taxes, on the sale of $4.8 million of portfolio investments.  Following Resaca’s successful offering on the London Alternative Investment Market of the London Stock Exchange, we converted our $4.0 million Senior Subordinated Secured Convertible Term Loan into common stock of Resaca, sold 1.554 million of those shares for a gain of approximately $3.2 million.  We also sold overriding royalty interests held by the Company to Resaca for a gain of approximately $2.8 million. In August, Rubicon Energy Partners, LLC sold its assets, repaid its Senior Subordinated Secured Multiple-Advance Term Loan in full and distributed the proceeds from its asset sale to its members, resulting in a capital gain of approximately $12.3 million distributed to the Company.  See “Note 6:  Federal Income Taxes” in the accompanying notes to consolidated financial statements for details on accrued estimated taxes.

For the quarter ended September 30, 2007, we realized a capital loss of $0.4 million from the sale of $6.0 million in corporate notes.

Unrealized Appreciation or Depreciation on Investments

For the quarter ended September 30, 2008, the increase in net unrealized depreciation was $3.8 million, comprised of a $5.6 million decrease in targeted portfolio fair value, a $0.6 million decrease in the fair value of corporate notes and a $2.4 million increase in the fair value of commodity derivative instruments.  The decrease in targeted portfolio fair value was largely a result of the realization and reversal of $7.7 million of unrealized gains reported in previous quarters, through the sale of the assets associated with our ownership of Rubicon and the sale of our Resaca overriding royalty interests.  We recorded a $3.1 million decrease in the value of our ATP Oil & Gas overriding royalty interest and a $1.3 million decrease in the value of our Venoco bonds.  These decreases were partially offset by a $6.1 million increase in the value of our remaining Resaca stock and $0.4 million in unrealized appreciation of overriding royalty interests. For the quarter ended September 30, 2007, net unrealized depreciation increased $0.7 million, consisting of a $0.8 million decrease in targeted portfolio fair value and a $0.1 million increase in the fair value of corporate notes.

For the nine months ended September 30, 2008, the increase in net unrealized depreciation was $3.9 million, comprised of a $5.4 million decrease in targeted portfolio fair values, a $0.7 million decrease in the fair value of corporate notes and a $2.2 million increase in the fair value of commodity derivative instruments.  This compares to an increase of $5.3 million net unrealized appreciation for the nine months ended September 30, 2007, consisting of a $5.4 million increase in portfolio fair value offset by a $0.1 million decrease in the fair value of corporate notes.

In light of the recent disruption in the credit and equity capital markets and the downward volatility of energy commodity prices, it has become more difficult to predict the timing and amount of future realized capital gains.  In addition, recent capital markets volatility has impacted our unrealized capital appreciation and unrealized depreciation.  For example, since September 30, 2008, the price of Resaca common stock as traded on the London AIM has fallen by approximately 55% from £1.24 to £0.56 as of November 4, 2008 while the U.S. dollar has strengthened against the British pound.  Also, corporate bond prices have generally declined since September 30, 2008.

Net Increase in Stockholders’ Equity from Operations

For the quarter ended September 30, 2008, we had a net increase in stockholders’ equity (net assets) resulting from operations of $14.5 million, or $0.66 per share, compared to $4.2 million, or $0.24 per share for the quarter ended September 30, 2007.  The $10.3 million or $0.42 per share difference is largely attributable to the realized capital gains on portfolio securities recorded during the third quarter of 2008, net of unrealized depreciation and capital gains incentive fees.

For the nine months ended September 30, 2008 the net increase in stockholders’ equity (net assets) resulting from operations was $22.2 million, or $1.02 per share, compared to $25.8 million, or $1.49 per share for the nine months ended September 30, 2007.

Financial Condition, Liquidity and Capital Resources

During the quarter ended September 30, 2008, we generated cash from operations, including interest earned on our portfolio securities, as well as our investments in corporate notes, U.S. government securities and other high quality debt securities that mature in one year or less.  At September 30, 2008, we had cash and cash equivalents of $63.4 million, investments in U.S. Treasury Bills of $128.5 million and investments in corporate notes of $8.2 million. As of September 30, 2008, we had investments in or commitments to fund loan facilities to eighteen portfolio companies totaling $365 million, of which $301 million was drawn.  We expect to fund our investments in 2008 and 2009 from income earned on our portfolio and temporary investments, repayments or realizations of existing investments and from borrowings under our Investment Facility.  On September 29, 2008, we extended the term of our Investment Facility by one year, from August 31, 2009 to August 31, 2010.  One of the five banks in our bank group declined to participate in the extension, which caused the total commitments on the Investment Facility to be reduced from $100 million to $87.5 million.  On October 7, 2008, we repaid the entirety of the $52.625 million balance on the Investment Facility leaving the entire $87.5 million of the Investment Facility available for future draws by us.  On October 9, 2008, we reduced the outstanding balance on the Treasury Facility from $126.25 million to $75 million.  See description under “Note 3: Credit Facilities and Borrowings” in the accompanying notes to consolidated financial statements.  Though the recent disruptions in the credit and equity markets has made our access to new debt and equity capital less certain, in the future, we may also fund a portion of our investments with issuances of equity or senior debt securities. We may also securitize a portion of our investments.  We expect our primary use of funds to be investments in portfolio companies, cash distributions to holders of our common stock and payment of fees and other operating expenses.

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

We acquired a limited term royalty interest from ATP Oil & Gas Corporation and the royalty payments associated with this investment are subject to fluctuations in natural gas and oil prices.  To manage this risk, we purchased oil and natural gas put options on approximately 93% of our royalty interest.  These transactions limit exposure to declines in oil and natural gas prices.  See “Note 10: Commodity Derivative Instruments” in the accompanying notes to the consolidated financial statements for further description of our put options.

Contractual Obligations

A summary of our contractual payment obligations at September 30, 2008 is as follows:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

September 30, 2008:
Long-term debt obligations-- revolving credit facilities (1)	$178,875,000	$-	$178,875,000	$-	$-
Total	$178,875,000	$-	$178,875,000	$-	$-

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

Portfolio Credit Quality

We maintain a system to evaluate the credit quality of our investments. While incorporating quantitative analysis, this system is a qualitative assessment.  This system is intended to reflect the overall performance of a portfolio company’s business, the collateral coverage of an investment and other relevant factors. Based on this system, the overall credit quality of our targeted investment portfolio remained satisfactory in the quarter ended September 30, 2008.  Of the twenty-one rated investments as of September 30, 2008, three investments declined in rating, two investments improved in rating and fifteen retained the same rating.  The number of rated investments declined by a net of two, with an increase for one new investment offset by a decrease for three previously rated investments retired through realizations during the third quarter of 2008.  Investments approximating $89.4 million, or 30% of the $299.0 million cost basis of targeted investments, are carried on our watch list due to slower than expected development of the assets supporting the investments or deterioration in asset coverage.  During the quarter ended September 30, 2008, we did not record any additional unrealized depreciation on the fair value of targeted investments to reflect any potential for loss of capital inherent in those investments.  Our investments in Formidable , Chroma Exploration & Production, Inc. (“Chroma”) and BSR Loco Bayou, LLC (“Loco Bayou”) remained on non-accrual status.  Previously, we recorded unrealized depreciation of $3.6 million with respect to our investments in Chroma and Loco Bayou.

Effective September 30, 2008, we executed a forbearance agreement with Formidable, whose loan matured on May 31, 2008.  Under the terms of the forbearance agreement, Formidable is required to engage an advisor to assist in the marketing and sale of its oil and gas properties by January 15, 2009, and the proceeds of such sale are required to be used to repay its obligations to us.  DeanLake Operator, LLC (“DeanLake”) was issued a written notice of default on January 30, 2008.  Subsequent to the default notice, DeanLake was reorganized when we exchanged our Senior Secured Note and warrants for preferred membership interests in DeanLake, giving us control over the company.  We are currently in the process of seeking bids for the assets of DeanLake.  In June 2008, we issued a written notice of default to Alden Resources, LLC (“Alden”) principally for failing to make interest and royalty payments on a timely basis.  The payment defaults described in the Alden notice of default have been cured.  Loco Bayou was issued a notice of default on October 31, 2007.  Subsequent to the default and with our consent, Loco Bayou sold a portion of its oil and gas properties to Southwestern Energy Production Company for cash and a carried interest in those properties.  The cash proceeds of the transaction were used to reduce the principal balance of our loan.

Recently Issued Accounting Pronouncements

See “Note 11: Recent Accounting Pronouncements” in the accompanying notes to consolidated financial statements for details of recently issued accounting pronouncements and their expected impact on our financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the information provided in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2007 other than the addition of the market risk described below:

Commodity Price Risk

We acquired a limited term royalty interest from ATP Oil & Gas Corporation on a transaction dated June 4, 2008.   We will receive royalty payments from this investment which will be impacted by fluctuations in the price of crude oil and natural gas.  We have purchased a series of oil and gas put options at various price levels covering periods from 12-24 months to protect a portion of our royalty payments from declines in prices.  Earnings on these put options will partially offset lower levels of royalty payments in the event that prices decline below the minimum prices set by the put options.  At September 30, 2008, our open commodity derivative instruments were in a net asset position with a fair value of approximately $3.3 million.

Investments in derivative instruments represent future commitments or options to purchase or sell other financial instruments or commodities at specific prices at specified future dates, which expose us to market risk if the market value of the contract is higher or lower than the contract price at the maturity date.  Additionally, these derivative instruments expose us to credit risk arising from the potential inability of counterparties to perform under the terms of the contracts.  BP Corp. NA is currently the only counterparty to our commodity derivatives positions.  We are exposed to credit losses in the event of nonperformance by the counterparty on our commodity derivatives positions.  However, we do not anticipate nonperformance by the counterparty over the term of the commodity derivatives positions.

Foreign Currency Exchange Rate Risk

In July 2008, we converted our Senior Subordinated Secured Convertible Term Loan with Resaca Exploitation, Inc. (“Resaca”) into shares of common stock of Resaca. Resaca’s common stock is traded on the Alternative Investment Market of the London Stock Exchange.  We continue to hold approximately 6.6 million shares of Resaca common stock or approximately 7.1% of Resaca’s issued and outstanding common shares.  Exchange rate fluctuations between the U.S. dollar and the British pound result in fluctuations in the gross value of this investment on our consolidated financial statements.  Foreign currency exchange rates can fluctuate widely due to numerous factors, such as supply and demand for foreign and U.S. currencies and U.S. and foreign country economic conditions.  Fluctuations of exchange rates are beyond the control of our management.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We maintain controls and procedures designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported on a timely basis and accumulated and made known to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on an evaluation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report conducted by our management, with the participation of our Chief Executive and Chief Financial Officers, our Chief Executive and Chief Financial Officers believe that as of September 30, 2008, these controls and procedures are effective to ensure that we are able to collect, process and disclose the information we are required to disclose in the reports we file with the SEC within the required time periods.

In evaluating changes in internal control over financial reporting during the quarter ended September 30, 2008, management identified no changes in its internal control over financial reporting that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are not currently a defendant in any material legal proceeding, nor to our knowledge, is any material legal proceeding threatened against us.

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed under Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 other than the addition of the risks described below under the heading “Additional Risk Factors” and the revisions to the following risk factors (the complete text of which are set forth below under the heading “Revised Risk Factors”).

Additional Risk Factors

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

General interest rate fluctuations may have a negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on investment objectives and our rate of return on invested capital. Because we may borrow money to make investments, our net investment income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. As of September 30, 2008, approximately 15% of the investments at fair value in our portfolio were at fixed rates, while approximately 85% were at variable rates.  Trading prices for debt that pays a fixed rate of return tend to fall as interest rates rise. Trading prices tend to fluctuate more for fixed-rate securities that have longer maturities. Although we have no policy governing the maturities of our investments, under current market conditions we expect that we will invest in a portfolio of debt generally having maturities of three to seven years, but may have longer maturities. This means that, to the extent we fund longer term fixed rate investments with shorter term floating rate borrowings, we will be subject to greater risk (other things being equal) than a fund invested solely in shorter term securities. A decline in the prices of the debt we own could adversely affect the trading price of our shares.

If we issue senior securities, such as debt or preferred stock, we will be exposed to additional risks.

We may issue debt securities or preferred stock, and/or borrow money from banks or other financial institutions, which we refer to collectively as senior securities, up to the maximum amount permitted by the 1940 Act. We may issue senior securities to make new or follow-on investments, to maintain our RIC status or to pay contingencies and expenses. We are permitted under the 1940 Act to issue senior securities if, immediately after the borrowing or issuance, we will have an asset coverage of at least 200%.  That is, we may borrow funds in an amount up to 50% of the value of our assets (including investments made with borrowed funds).  As of September 30, 2008, given our total assets of $506 million and total debt of $179 million, our asset coverage for senior securities was 283%.

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

10.4	-	Amended and Restated Joint Code of Ethics (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 and incorporated herein by refrence)

10.5	-	Form of Indemnity Agreement (filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference)

10.6	-
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
Second Amendment to Amended and Restated Revolving Credit Agreement effective as of March 13, 2008, by and between NGP Capital Resources Company, the lenders from time to time party thereto and SunTrust Bank (filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, and incorporated herein by reference)

10.12	-
Third Amendment to Treasury Secured Revolving Credit Agreement effective as of March 13, 2008, by and between NGP Capital Resources Company, the lenders from time to time party thereto and SunTrust Bank (filed as Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, and incorporated herein by reference)

10.13	-
Third Amendment to Amended and Restated Revolving Credit Agreement effective as of September 29, 2008, by and between NGP Capital Resources Company, the lenders from time to time party thereto and SunTrust Bank

10.14	-
Fourth Amendment to Treasury Secured Revolving Credit Agreement effective as of September 29, 2008, by and between NGP Capital Resources Company, the lenders from time to time party thereto and SunTrust

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

Date: November 10, 2008

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

10.4	-	Amended and Restated Joint Code of Ethics (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 and incorporated herein by refrence)

10.5	-	Form of Indemnity Agreement (filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference)

10.6	-
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
Second Amendment to Amended and Restated Revolving Credit Agreement effective as of March 13, 2008, by and between NGP Capital Resources Company, the lenders from time to time party thereto and SunTrust Bank (filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, and incorporated herein by reference)

10.12	-
Third Amendment to Treasury Secured Revolving Credit Agreement effective as of March 13, 2008, by and between NGP Capital Resources Company, the lenders from time to time party thereto and SunTrust Bank (filed as Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, and incorporated herein by reference)

10.13	-
Third Amendment to Amended and Restated Revolving Credit Agreement effective as of September 29, 2008, by and between NGP Capital Resources Company, the lenders from time to time party thereto and SunTrust Bank

10.14	-
Fourth Amendment to Treasury Secured Revolving Credit Agreement effective as of September 29, 2008, by and between NGP Capital Resources Company, the lenders from time to time party thereto and SunTrust

31.1	-	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Executive Officer

31.2	-	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Financial Officer

32.1	-	Section 1350 Certification by the Chief Executive Officer

32.2	-	Section 1350 Certification by the Chief Financial Officer