Form 10-K
period 2008-12-31
NGP Capital Resources Co
filed 2009-03-16
CIK 1297704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $324,147,894 based on the closing sale price on the NASDAQ Global Select Market.

As of March 11, 2009, there were 21,628,202 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant’s definitive proxy statement for the 2009 Annual Meeting of Stockholders is incorporated by reference into certain sections of Part III herein.

Certain exhibits previously filed with the Securities and Exchange Commission are incorporated by reference into Part IV of this report.

NGP CAPITAL RESOURCES COMPANY

i

PART I.

Item 1. Business.

Introduction

NGP Capital Resources Company

We are a financial services company organized in July 2004 as a Maryland corporation to invest primarily in debt securities of small and mid-size private energy companies, which until July 21, 2008, we generally defined as companies that have net asset values or annual revenues of less than $500 million and are not issuers of publicly traded securities. Our investment objective is to generate both current income and capital appreciation primarily through debt investments with certain equity components. We are a closed-end, non-diversified management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940 (the “1940 Act”). In addition, for federal income tax purposes we operate so as to be treated as a regulated investment company, or RIC, under the Internal Revenue Code of 1986, as amended (the “Code”).

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

Our Manager

Our operations are conducted by our external manager, NGP Investment Advisor, LP, (the “Manager”), pursuant to an investment advisory agreement between us. Our Manager is owned by NGP Energy Capital Management, L.L.C. (“NGP”) and NGP Administration, LLC, (our “Administrator”). NGP manages the Natural Gas Partners private equity funds (“NGP Funds”), which have specialized in providing equity capital to the energy industry since November 1988. Kenneth A. Hersh and David R. Albin, who serve on our Board of Directors, have directed the investment of the NGP Funds during the twenty-year period since the inception of the initial fund in 1988.

Our Manager’s day-to-day operations are directed by our executive officers: John H. Homier, President and Chief Executive Officer; Stephen K. Gardner, Chief Financial Officer, Secretary and Treasurer; and R. Kelly Plato, Senior Vice President, who have more than 50 years combined experience in the energy and finance industries. Prior to founding NGP Capital Resources Company, Mr. Homier had more than 28 years of industry experience including two separate major financial institutions where he was responsible for building and managing successful energy finance businesses. Mr. Gardner has over 15 years of experience in financial and transactional management in the oil and gas industry and has served as a Chief Financial Officer of both public and private energy companies. Mr. Plato began his career as a petroleum engineer for an independent exploration, production and refining company, after which he has spent more than 10 years in the energy finance business.

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

Our Energy Investment Focus

We focus our investments in the energy industry in companies that have an existing asset base or that will acquire assets that are expected to provide security for most of our investments. The energy industry broadly includes three sectors, generally categorized as follows:

•	Upstream — businesses that find, develop and extract energy resources, including natural gas, crude oil and coal from onshore and offshore geological reservoirs and companies that provide services to those businesses.
•	Midstream — businesses that gather, process, store and transmit energy resources and their byproducts in a form that is usable by wholesale power generation, utility, petrochemical, industrial and gasoline customers, including businesses that own pipelines, gas processing plants, liquefied natural gas facilities and other energy infrastructure.
•	Downstream — businesses that refine, market and distribute refined energy resources, such as customer-ready natural gas, propane and gasoline, to end-user customers; businesses engaged in the generation, transmission and distribution of power and electricity and businesses engaged in the production of alternative energy.

Within these broad sectors, our key area of focus is small and mid-size energy companies in the upstream and midstream sectors. In addition, we seek investment opportunities in the downstream sector.

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

Investment Activity

Since commencing investment operations in November 2004 through December 31, 2008, we have invested $613.6 million in twenty-eight portfolio companies, all energy-related, and received principal repayments and realizations of $317.6 million. Most of our portfolio companies are exploration and production (“E&P”) businesses engaged in the acquisition, development and production of oil and natural gas properties in and along the Gulf Coast, in the state and federal waters of the Gulf of Mexico, Permian Basin, Mid-continent and Rocky Mountain areas. We also have investments in an oilfield service company with operations in Arkansas, Louisiana and Texas; a Kentucky-based specialty coal company with mining and processing operations in the Central Appalachian region of the United States and an alternative fuels and specialty chemicals company based in Quincy, Massachusetts.

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

•	Vertical Loans — Combining Senior Secured Loans and Subordinated Loans with Equity Enhancements

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

Valuation Process

On a quarterly basis, the investment team of our Manager prepares valuations for all of the assets in our portfolio and presents the valuations to our Valuation Committee and our Board of Directors. Investments for which market quotations are readily available are recorded in our financial statements at such market quotations adjusted for appropriate liquidity discounts, if applicable. However, few of our investments have market quotations, in which case our Board of Directors undertakes a multi-step valuation process each quarter for our investments that are not publicly traded, as described below:

•	Investment Team Valuation. The investment professionals of our Manager initially value each portfolio company or investment.
•	Investment Team Valuation Documentation. The investment team documents and discusses its preliminary valuation conclusions with senior management of our Manager.
•	Presentation to Valuation Committee. Senior management presents the valuation analyses and conclusions to the Valuation Committee of our Board of Directors.
•	Third Party Valuation Activity. The Valuation Committee and our Board of Directors may retain an independent valuation firm to review on a selective basis the valuation analysis provided by the investment team of our Manager.
•	Board of Directors and Valuation Committee. The Board of Directors and Valuation Committee reviews and discusses the preliminary valuations provided by the investment team of our Manager and the analysis of the independent valuation firm, if applicable.
•	Final Valuation Determination. Our Board of Directors discusses the valuations recommended by the Valuation Committee and determines the fair value of each investment in our portfolio, in good faith, based on the input of the investment team of our Manager, our Valuation Committee and the independent valuation firm, if any.

The types of factors that we may take into account in fair value pricing our investments include, as relevant, the nature and realizable value of any collateral; the portfolio company’s enterprise value, historical and projected financial results, ability to make payments, net income, revenue, discounted cash flow and book value; the markets in which the portfolio company does business; comparison to a peer group of publicly traded securities; the size and scope of the portfolio company and its specific strengths and weaknesses; recent purchases or sales of securities by the portfolio company; recent offers to purchase the portfolio company; the estimated value of comparable securities; and other relevant factors.

Competition

Historically, our primary competitors in this market have consisted of public and private funds, commercial and investment banks, and commercial finance companies. Although these competitors regularly provide finance products to energy companies similar to our targeted investments, a number of them focus on different aspects of this market. We also have faced competition from other firms that do not specialize in energy finance but which are substantially larger and have considerably greater financial and marketing resources than we do. Some of our competitors have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors have higher risk tolerances or different risk assessments, which allow them to consider a wider variety of investments and establish more portfolio relationships than we can. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company; nor are they subject to the requirements imposed on RICs by the Code. Nevertheless, we believe that the relationships of the senior professionals of our Manager and of the senior partners of NGP enable us to learn about, and compete effectively for, attractive investment opportunities. Additionally, we believe that the recent dislocation in the credit markets and decline in energy commodity prices should favorably impact the competitive environment, in that it is reducing the debt capital available to energy companies from other sources.

Employees

The Company has no employees. John H. Homier, our President and Chief Executive Officer, Stephen K. Gardner, our Chief Financial Officer, Secretary and Treasurer and R. Kelly Plato, our Senior Vice President comprise our senior management. Each of our officers also serves as an officer of our Manager and our Administrator. Our day-to-day investment operations are conducted by our Manager and our Administrator, which currently has a staff of sixteen individuals, including nine investment professionals.

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

To maintain our status as a business development company, generally, at least 70 percent of our total assets must be invested in securities of certain specified types of companies (“70 percent basket”). Among other things, the 70 percent basket may include securities of “eligible portfolio companies”.

We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed an “underwriter” as that term is defined in the Securities Act of 1933, as amended (the “Securities Act”). Our intention is to not write (sell) or buy put or call options to manage risks associated with the publicly traded securities of our portfolio companies, except (a) that we may enter into hedging transactions to manage the risks associated with commodity price and interest rate fluctuations, (b) to the extent we purchase or receive warrants to purchase the common stock of our portfolio companies or conversion privileges in connection with acquisition financing or other investments, and (c) in connection with an acquisition, we may acquire rights to require the issuers of acquired securities or their affiliates to repurchase them under certain circumstances.

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

Qualifying Assets

As a business development company, we may not acquire any asset other than “qualifying assets” unless at the time of acquisition the value of our qualifying assets comprise at least 70% of the value of our total assets. The principal categories of qualifying assets relevant to our business are:

•	securities of an eligible portfolio company that are purchased in transactions not involving any public offering. An “eligible portfolio company” is defined under the 1940 Act to include any issuer that:
•	is organized and has its principal place of business in the U.S.;
•	is not an investment company or a company operating pursuant to certain exemptions under the 1940 Act, other than a small business investment company wholly owned by a business development company; and
•	does not have any class of publicly traded securities with respect to which a broker may extend margin credit;
•	does not have a class of securities listed on a national securities exchange or has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million;
•	is controlled by the business development company and has an affiliate of a business development company on its board of directors; or
•	meets such other criteria as may be established by the SEC.
•	securities received in exchange for or distributed with respect to securities described in the bullet above or pursuant to the exercise of options, warrants, or rights relating to those securities; and
•	cash, cash items, government securities, or high quality debt securities (as defined in the 1940 Act), maturing in one year or less from the time of investment.

Control, as defined by the 1940 Act, is presumed to exist where a business development company beneficially owns more than 25% of the outstanding voting securities of the portfolio company.

Non-Qualifying Assets

We may invest up to 30% of our total assets in assets that are not qualifying assets and are not subject to the limitations referenced above. These investments would generally include securities of companies that are listed on a national securities exchange with a market capitalization of more than $250 million, securities of companies not organized under the laws of, or having their principal places of business in, the United States of America, or securities that are otherwise qualifying assets purchased in the secondary market.

If the value of non-qualifying assets should at any time exceed 30% of our total assets, we will be precluded from acquiring any additional non-qualifying assets until such time as the value of our qualifying assets again equals at least 70% of our total assets.

Managerial Assistance to Portfolio Companies

In order to count portfolio securities as qualifying assets for the purpose of the 70% Test, as a BDC, we must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than certain small and solvent companies described above) significant managerial assistance. Making available significant managerial assistance means, among other things, (1) any arrangement whereby we, through our directors, officers or employees, offer to provide, and, if accepted, do so provide, significant guidance and counsel concerning the management, operations, or business objectives and policies of a portfolio company, (2) the exercise of a controlling influence over the management or policies of a portfolio company by us acting individually or as part of a group acting together to control such company, or (3) with respect to SBICs, the making of loans to a portfolio company. We may satisfy the requirements of clause (1) with respect to a portfolio company by purchasing securities of such company as part of a group of investors acting together if one person in such group provides the type of assistance described in such clause. However, we will not satisfy the general requirement of making available significant managerial assistance if we only provide such assistance indirectly through an investor group. We need only extend significant managerial assistance with respect to portfolio companies that are treated as “qualifying assets” for the purpose of satisfying the 70% Test.

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

Regulated Investment Company

We operated our business in calendar year 2008 so as to be taxed as a regulated investment company under Subchapter M of the Code. As long as we qualify as a regulated investment company, we are not taxed on our investment company taxable income (which generally consists of ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, reduced by deductible expenses), or realized net capital gains, to the extent that such investment company taxable income or gains are distributed, or deemed to be distributed, to stockholders on a timely basis.

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

Management Fee

Pursuant to the investment advisory agreement, we pay the Manager a fee for management services consisting of two components — a base management fee and an incentive fee.

Under the investment advisory agreement, the base management fee is calculated quarterly as 0.45% of the average of our total assets as of the end of the two previous quarters and is payable quarterly in arrears. The Manager has agreed to waive permanently, subsequent to September 30, 2007, that portion of the management fee attributable to U.S. Treasury securities acquired with borrowings under our credit facilities to the extent the amount of such securities exceeds $100 million. All of the $2,016,214 management and incentive fee payable to the Manager as of December 31, 2008 was the base management fee for the quarter ended December 31, 2008.

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

No investment income incentive fee was earned during the calendar year 2008 compared to $88,060 earned during the calendar year 2007. The incentive fees due in any fiscal quarter are calculated as follows:

•	no incentive fee in any fiscal quarter in which our net investment income does not exceed the hurdle rate.
•	20% of the amount of our net investment income, if any, that exceeds the hurdle rate in any fiscal quarter.

The second part of the incentive fee (the “Capital Gains Fee”) is determined and payable in arrears as of the end of each fiscal year (or upon termination of the investment advisory agreement, as of the termination date), and equals (1) 20% of (a) our net realized capital gains (realized capital gains less realized capital losses) on a cumulative basis from the closing date of our initial public offering to the end of such fiscal year, less (b) any unrealized capital depreciation at the end of such fiscal year, less (2) the aggregate amount of all Capital Gains Fees paid to the Manager in prior fiscal years. There was no capital gains fee earned for the year 2008 compared to $348,515 for the year 2007.

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

The Manager has agreed that, to the extent permissible under federal securities laws and regulations, including Regulation M, it will utilize 30% of the fees it receives from the capital gains portion of the incentive fee (up to a maximum of $5 million of fees in the aggregate) to purchase shares of our common stock in open market purchases through an independent trustee or agent. Any sales of such stock will comply with any applicable six-month holding period under Section 16(b) of the Securities Act and all other restrictions contained in any law or regulation, to the fullest extent applicable to any such sale. Any change in this voluntary agreement will not be implemented without at least 90 days prior notice to stockholders and compliance with all applicable laws and regulations.

The investment advisory agreement was originally approved by our Board of Directors on November 9, 2004. The investment advisory agreement provides that unless terminated earlier as described below, the agreement shall remain in effect from year-to-year after November 9, 2006, provided continuation is approved at least annually by our Board of Directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons. On October 30, 2008, our Board of Directors, including a majority of the independent directors, approved an extension of the investment advisory agreement through November 9, 2009.

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

Of the $512,926 in accounts payable as of December 31, 2008, $203,080 is due to the Administrator for expenses incurred on our behalf for the month of December 2008.

The administration agreement was originally approved by our Board of Directors on November 9, 2004. The administration agreement provides that unless terminated earlier as described below, the agreement will continue in effect from year-to-year thereafter, provided continuation is approved at least annually by (i) our Board of Directors and (ii) a majority of our directors who are not parties to the administration agreement or “interested persons” of any such party. On October 30, 2008, the Board of Directors, including a majority of the independent directors, approved an extension of the administration agreement through November 9, 2009.

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

Our portfolio companies will generally be affected by the conditions and overall strength of the national, regional and international economies, including interest rate fluctuations, changes in capital markets and changes in the prices of their primary commodities and products. These factors could adversely impact the results of operations of our portfolio companies.

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

Difficult conditions in the capital markets and the economy may materially and adversely affect our business and results of operations and we do not expect these conditions to improve in the near future.

Our business and results of operations are affected by conditions in the capital markets and the economy generally. The stress experienced by capital markets that began in the second half of 2007 continued and substantially increased during 2008. Recently, concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the United States (U.S.) mortgage market and a declining real estate market in the U.S. have contributed to increased volatility and diminished expectations for the economy and the markets going forward. These factors, combined with volatile oil and gas prices, declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown. Many economists are now predicting that the U.S. economy, and possibly the global economy, may enter into a prolonged recession or depression as a result of the deterioration in the credit markets and the related financial crisis, as well as a variety of other factors. Both expected and, to a greater extent, actual downturns in the U.S. or global economy could hurt our business in a number of ways, including by decreasing the prices our portfolio companies receive for oil and natural gas production, increasing their various counterparty risks, increasing the likelihood of non-cash asset writedowns and goodwill impairments, and reducing our ability to comply with financial and restrictive covenants related to our indebtedness. Furthermore, a prolonged tightening of the credit market could adversely impact our access to capital, which would reduce our ability to make additional investments. Any of these effects could have a material adverse effect on our revenues, financial condition and results of operations.

We are unable to predict the effect that governmental actions for the purpose of stabilizing the financial markets will have on such markets generally or on the Company in particular.

In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, then-President Bush signed the Emergency Economic Stabilization Act of 2008, or the EESA, into law. Pursuant to the EESA, the U.S. Treasury has the authority to, among other things, purchase up to $700 billion of mortgage-backed and other securities from financial institutions for the purpose of stabilizing the financial markets. Subsequently, on February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009, or the ARRA, a $787 billion stimulus bill for the purpose of stabilizing the economy by, among other things, creating jobs. The U.S. federal government and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis. We are unable to predict the effect that any such governmental actions will have on the financial markets generally or on the Company’s competitive position, business and financial condition in particular.

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

General interest rate fluctuations may have a negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on investment objectives and our rate of return on invested capital. Because we may borrow money to make investments, our net investment income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. As of December 31, 2008, approximately 15% of the investments at fair value in our portfolio were at fixed rates, while approximately 85% were at variable rates. Trading prices for debt that pays a fixed rate of return tend to fall as interest rates rise. Trading prices tend to fluctuate more for fixed-rate securities that have longer maturities. Although we have no policy governing the maturities of our investments, under current market conditions we expect that we will invest in a portfolio of debt generally having maturities of three to seven years, but may have longer maturities. This means that, to the extent we fund longer term fixed rate investments with shorter term floating rate borrowings, we will be subject to greater risk (other things being equal) than a fund invested solely in shorter term securities. A decline in the prices of the debt we own could adversely affect the trading price of our shares.

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

We may issue debt securities or preferred stock, and/or borrow money from banks or other financial institutions, which we refer to collectively as senior securities, up to the maximum amount permitted by the 1940 Act. We may issue senior securities to make new or follow-on investments, to maintain our RIC status or to pay contingencies and expenses. We are permitted under the 1940 Act to issue senior securities if, immediately after the borrowing or issuance, we will have an asset coverage of at least 200%. That is, we may borrow funds in an amount up to 50% of the value of our assets (including investments made with borrowed funds). As of December 31, 2008, given our total assets of $401 million and total debt of $120 million, our asset coverage for senior securities was 334%.

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

We reported a material weakness in our internal control over financial reporting and if we are unable to improve our internal controls, our financial results may not be accurately reported.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008 identified a material weakness in our internal controls in our financial reporting process due mainly to our failure to perform a sufficiently precise review to ensure the completeness and accuracy of the calculation of our income tax provision and deferred income tax assets and liabilities. As a result of this material weakness, management determined that our disclosure controls and procedures were not effective as of December 31, 2008. The material weakness and our plan to remediate that material weakness are described in Item 9A. entitled “CONTROLS AND PROCEDURES” of this Annual Report on Form 10-K.

The initiatives we have taken to improve the reliability of our internal controls and to remediate the material weakness are ongoing. However, we might be unable to design a control adequate to remediate the material weakness. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial reporting processes and that we will remediate the material weakness described in this Annual Report on Form 10-K. Any failure to implement required new or improved controls or to remediate the material weakness, or difficulties encountered in their implementation could prevent us from accurately reporting our financial results, result in material misstatements in our financial statements or cause us to fail to meet our reporting obligations. In addition, we cannot assure you that we will not in the future identify further material weaknesses in our internal control over financial reporting that we have not discovered to date, which may impact the reliability of our financial reporting and financial statements. Insufficient internal controls could also cause investors to lose confidence in our reported financial information.

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

To qualify as a RIC under the Code, we must meet certain source-of-income, asset diversification and annual distribution requirements. The annual distribution requirement for a RIC is satisfied if we distribute at least 90% of our “investment company taxable income” (which generally consists of ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, reduced by deductible expenses) and net tax-exempt interest to our stockholders on an annual basis. Because we use debt financing, we are subject to certain asset coverage ratio requirements under the 1940 Act as a BDC, and financial covenants under our existing loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to qualify as a RIC. If we are unable to obtain cash from other sources, we may fail to qualify as a RIC and, thus, may be subject to corporate-level income tax. To qualify as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these tests may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to qualify as a RIC for any reason at any time in the future and we remain or become subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. In addition, our distributions would be taxable to our stockhholders as ordinary dividends. Such a failure would likely have a material adverse effect on our stockholders and us. For example, we failed to qualify as a RIC for our first taxable year ended on December 31, 2004.

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

For example, under current federal tax laws, our portfolio companies are entitled to certain deductions relating to their operations, including deductions for intangible drilling costs, manufacturing tax deductions and depletion deductions. The President’s budget for the fiscal year 2010 outlines proposals to eliminate several oil and gas federal income tax incentives, including the repeal of the manufacturing tax deduction, percentage depletion allowance and expensing of intangible drilling costs for oil and natural gas. It is not possible at this time to predict how legislation or new regulations that may be adopted to address these proposals would impact our business or the business of our portfolio companies, but any such future laws and regulations could adversely affect our results of operations and the value of your investment.

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

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of stockholders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended December 31, 2008.

PART II.

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock is traded on the NASDAQ Global Select Market under the symbol “NGPC”. On March 11, 2009, there were approximately 15,026 record holders and beneficial owners (held in street name) of our common stock, according to our transfer agent. The following table sets forth the range of high and low sales prices of our common stock as reported on the NASDAQ Stock Market and our dividends declared for the periods indicated.

		Price Range		Ratio of High Sales Price to NAV	Ratio of Low Sales Price to NAV	Cash Dividend per Share(2)
	NAV(1)	High	Low
Fiscal 2008
Fourth quarter	$12.29	$15.05	$7.00	122%	57%	$0.410
Third quarter	14.34	17.95	11.55	125%	81%	0.400
Second quarter	14.08	17.22	15.40	122%	109%	0.400
First quarter	14.04	17.97	14.75	128%	105%	0.400
Fiscal 2007
Fourth quarter	14.30	16.75	14.40	117%	101%	0.515
Third quarter	14.52	17.95	12.81	124%	88%	0.350
Second quarter	14.63	18.34	15.48	125%	106%	0.310
First quarter	14.16	17.06	14.50	120%	102%	0.265
Fiscal 2006
Fourth quarter	13.96	17.00	14.21	122%	102%	0.330
Third quarter	13.99	15.11	13.04	108%	93%	0.250
Second quarter	13.93	14.72	13.00	106%	93%	0.180
First quarter	13.96	14.89	13.11	107%	94%	0.160
Fiscal 2005
Fourth quarter	14.02	15.04	12.92	107%	92%	0.275
Third quarter	14.02	15.70	13.22	112%	94%	0.140
Second quarter	13.96	16.30	14.30	117%	102%	0.125
First quarter	13.98	16.75	14.41	120%	103%	0.120
Fiscal 2004
Fourth quarter(3)	14.03	16.15	14.20	115%	101%	—

(1)	Net asset value per share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high and low closing sales prices. The net values per share shown are based on outstanding shares at the end of each period.
(2)	Represents the dividend declared in the specified quarter.
(3)	Beginning November 10, 2004.

Since the first full quarter following our IPO, we have distributed, and currently intend to continue to distribute in the form of dividends, a minimum of 90% of our investment company taxable income on a quarterly basis to our stockholders. We may retain long-term capital gains and treat them as deemed distributions for tax purposes. We report the estimated tax characteristics of each dividend when declared, while the actual tax characteristics of dividends are reported annually to each stockholder on Form 1099-DIV, prepared by our stock transfer agent. For income tax purposes, all of our dividends declared through December 31, 2006 were distributions of ordinary income for tax purposes and all dividends were classified as non-qualifying dividends. Our dividends declared for the year ended December 31, 2007 were 77.67% ordinary income and 22.33% capital gains for tax purposes and all dividends were classified as non-qualifying dividends. Our dividends declared for the year ended December 31, 2008 were 81.49% ordinary income and 18.51% capital gains for tax purposes. Of the 2008 ordinary dividends, 76.65% were classified as non-qualifying dividends and 23.35% were classified as qualifying dividends. Qualified dividend income is generally taxed to stockholders at the rates that apply to net capital gains. There is no assurance that we will achieve investment results or maintain a tax status that will permit any specified level of cash distributions or year-to-year increases in cash distributions. We have not purchased any of our shares of common stock, nor have we sold any equity securities.

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

Performance Graph

The following Performance Graph is not “soliciting material,” is not deemed filed with the SEC, and is not to be incorporated by reference into any of our filings under the Securities Act or the Securities Exchange Act of 1934, as amended (the “Exchange Act”), respectively.

The following line graph compares the cumulative total return* on an investment in our common stock against the cumulative total return of the NASDAQ U.S. Stock Market Total Return Index and an index of peer companies (selected by us) for the period beginning June 30, 2004 and ending December 31, 2008 (we began trading on November 11, 2004). The peer group consists of the following fifteen business development companies: Allied Capital Corporation, American Capital, Ltd., Apollo Investment Corporation, Ares Capital Corporation, Gladstone Capital Corporation, Hercules Technology Growth Capital, Inc., Kohlberg Capital Corporation, Kayne Anderson Energy Development Company, Main Street Capital Corporation, MCG Capital Corporation, Patriot Capital Funding, Inc., PennantPark Investment Corporation, Prospect Capital Corporation, TICC Capital Corporation and Triangle Capital Corporation.

Comparison of 4 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2008

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

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED SELECTED FINANCIAL DATA

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005	Period August 6, 2004 (Commencement of Operations) Through December 31, 2004
Total investment income	$37,460,916	$37,499,360	$27,517,093	$17,306,794	$853,038
Total operating expenses	18,814,380	18,238,203	10,970,889	6,898,885	1,443,255
Net investment income (loss) before income taxes	18,646,536	19,261,157	16,546,204	10,407,909	(590,217)
Net realized capital gain (loss) on portfolio securities, corporate notes and commodity derivative instruments	19,251,090	6,721,176	(245,859)	1,338,351	—
Net increase (decrease) in unrealized appreciation (depreciation) on portfolio securities, corporate notes and commodity derivative instruments	(51,605,789)	5,008,291	(1,299,127)	(394,933)	290,789
Net increase (decrease) in stockholders’ equity (net assets) resulting from operations	$(13,276,222)	$30,867,816	$15,001,218	$11,351,327	$(299,428)
Per Share Data
Net investment income (loss)	$1.09	$1.09	$0.95	$0.60	$(0.03)
Net realized and unrealized gain (loss) on portfolio securities, corporate notes and commodity derivative instruments	$(1.71)	$0.69	$(0.09)	$0.05	$0.01
Net increase (decrease) in stockholders’ equity (net assets) resulting from operations	$(0.62)	$1.78	$0.86	$0.65	$(0.02)
Dividends declared	$(1.61)	$(1.44)	$(0.92)	$(0.66)	$—
Net asset value per share	$12.29	$14.30	$13.96	$14.02	$14.03
Balance Sheet Data
Total assets	$400,748,657	$478,232,876	$345,597,660	$249,490,266	$244,552,003
Long-term debt	$45,000,000	$216,000,000	$100,000,000	$—	$—
Total stockholders’ equity (net assets)	$265,822,646	$250,259,337	$243,258,256	$243,898,485	$244,038,830

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

•	uncertainties associated with the timing of transaction closings;
•	changes in the prospects of our portfolio companies;
•	changes in interest rates;
•	changes in regional, national or international economic conditions and their impact on the industries in which we invest; continued disruption of credit and capital markets, such as the events that occurred during the third and fourth quarters of 2008;
•	the future operating results of our portfolio companies and their ability to achieve their objectives;
•	changes in the conditions of the industries in which we invest;
•	the adequacy of our cash resources and working capital;
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	the ability of our Manager to locate suitable investments for us and to monitor and administer the investments; and
•	other factors enumerated in our filings with the Securities and Exchange Commission.

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

Overview

We are a financial services company created to invest primarily in debt securities of small and mid-size private energy companies, which, until July 21, 2008, were generally defined as companies that have net asset values or annual revenues of less than $500 million and are not issuers of publicly traded securities. On July 21, 2008, the Securities and Exchange Commission expanded the definition of eligible portfolio companies to include domestic operating companies with securities listed on a national securities exchange so long as the company has a market capitalization of less than $250 million. We have elected to be regulated as a BDC under the 1940 Act and, as such, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” which are securities of private or thinly traded public U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, for federal income tax purposes we operate so as to be treated as a RIC under the Code. Pursuant to these elections, we generally will not have to pay corporate-level taxes on any income and capital gains we distribute to our stockholders. The Company has several subsidiaries that are single member limited liability companies and wholly-owned limited partnerships established to hold certain portfolio investments or provide services to the Company in accordance with specific rules prescribed for a company operating as a RIC. These subsidiaries are: NGPC Funding GP, LLC, a Texas limited liability company; NGPC Nevada, LLC, a Nevada limited liability company; NGPC Funding, LP, a Texas limited partnership; NGPC Asset Holdings GP, LLC, a Texas limited liability company; NGPC Asset Holdings, LP, a Texas limited partnership;

NGPC Asset Holdings II, LP, a Texas limited partnership (“NGPC II”); NGPC Asset Holdings III, LP, a Texas limited partnership, NGPC Asset Holdings IV, LP, a Texas limited partnership and NGPC Asset Holdings V, LP, a Texas limited partnership. Effective May 28, 2008, NGPC Asset Holdings IV, LP merged with and into NGPC II. The Company consolidates the results of its subsidiaries for financial reporting purposes. The Company does not consolidate the financial results of its portfolio companies.

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

Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to energy companies, the level of acquisition and divestiture activity for such companies, the level and volatility of energy commodity prices, the general economic and competitive environment for the types of investments we make, and our own ability to raise capital, both through issuance of debt and equity securities, to fund our investments. We believe that the recent dislocation in the credit markets and decline in energy commodity prices should favorably impact the competitive environment, in that it is reducing the debt capital available to energy companies from other sources. Though the same macro economic factors also make our access to new debt and equity capital less certain, in September 2008 we extended the maturity of our Investment Facility to August 2010. While we currently have capital available to invest, it is not unlimited. We remain committed to our underwriting and investment disciplines in selectively investing in appropriate risk-reward opportunities within the energy sector.

Accounting Policies

The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as critical accounting policies.

Basis of Presentation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States, and include the accounts of the Company and its wholly owned subsidiaries. The consolidated financial statements reflect all adjustments and reclassifications which, in the opinion of management, are necessary for the fair presentation of the results of the operations and financial condition for the periods presented. All significant intercompany balances and transactions have been eliminated. Unless otherwise specified or the context otherwise requires, all references in these notes to “the Company,” “we,” “us” or “our” are to NGP Capital Resources Company and its consolidated subsidiaries.

Cash and Cash Equivalents

Cash and cash equivalents include short-term, liquid investments in accounts such as demand deposit accounts, money market accounts, certain overnight investment sweep accounts and money market fund accounts. Cash and cash equivalents are carried at cost, which approximates fair value.

Prepaid Assets

Prepaid assets consist of premiums paid for directors’ and officers’ insurance and fidelity bonds with policy terms of one year, fees associated with the establishment of the credit facility and registration expenses related to the Company’s shelf filing. Such premiums and fees are amortized monthly on a straight line basis over the term of the policy or credit facility. Registration expenses, if any, are deferred and will be charged as a reduction of capital upon the sale of shares.

Concentration of Credit Risk

We place our cash and cash equivalents with financial institutions and, at times, cash held in checking or money market accounts may exceed the Federal Deposit Insurance Corporation insured limit. On September 15, 2008, Lehman Brothers Holdings Inc. (“Lehman Holdings”) filed for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court in the Southern District of New York. Subsidiaries of Lehman Holdings, including Lehman Brothers Inc. (“Lehman Brothers”) and Lehman OTC, were not included in the filing. The business of Lehman Brothers Private Investment Management (“PIM”), including our money market and bond holdings, was transferred during September 2008 to Barclays Wealth, the wealth management division of Barclays Bank PLC (“Barclays”), which operates in the United States as Barclays Capital Inc. As of December 31, 2008, our Barclays money market account balance was approximately $1.45 million and the fair market value of our senior notes and corporate notes were $5.76 million and $6.35 million, respectively. We currently believe that the transfer of our Lehman Brothers account to Barclays will not have a material adverse effect on our financial position, results of operations or cash flows.

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

Using the most recently available financial statements, forecasts and, when applicable, comparable transaction data, the investment team of the Manager prepares valuation analyses for the various securities in the Company’s investment portfolio. These valuation analyses are prepared using traditional valuation methodologies, which rely on estimates of the asset values and enterprise values of portfolio companies issuing securities, as well as estimated current market values for comparable securities.

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

The methodologies for determining estimated current market values of comparable securities include estimates based on: recent initial offerings of comparable securities of public and private companies; recent secondary market sales of comparable securities of public and private companies; current market implied interest rates for comparable securities in general; and current market implied interest rates for non-comparable securities in general, with adjustments for such things as size of issue, tenor, and liquidity. The investment team of the Manager considers some or all of the above valuation methods to determine the estimated current market value of a comparable security.

Debt Securities:  The Company records its investments in non-convertible debt securities at fair value which generally approximates cost plus amortized original issue discount, or OID, to the extent that the estimated asset or enterprise value of the portfolio company exceeds the outstanding debt of the portfolio company, subject to comparison to the estimated current market values of comparable securities. The Company records its investment in convertible debt securities at fair value which generally approximates the higher of: 1) cost plus amortized OID, to the extent that the estimated asset or enterprise value of the portfolio company equals or exceeds the outstanding debt of the portfolio company; and 2) the Company’s pro rata share, upon conversion, of the residual equity value of the portfolio company available after deducting all outstanding debt from its estimated enterprise value, both subject to comparison to the estimated current market values of comparable securities. If the estimated asset or enterprise value is less than the sum of the value of the Company’s debt investment and all other debt securities of the portfolio company pari passu or senior to the Company’s debt investment, the Company reduces the value of the debt investment beginning with the junior-most debt investment such that the asset or enterprise value less the value of the outstanding pari passu or senior debt is zero, subject to comparison to the estimated current market values of comparable securities. Investments in debt securities for which market quotations are readily available are recorded in the financial statements at such market quotations as of the valuation date adjusted for appropriate liquidity discounts, if applicable.

Equity Securities:  The Company records its investments in preferred and common equity securities (including warrants or options to acquire equity securities) at fair value based on its pro rata share of the residual equity value available after deducting all outstanding debt from the estimated enterprise value, subject to comparison to the estimated current market values of comparable securities.

Property-Based Equity Participation Rights:  The Company records it investments in overriding royalty and net profits interests at fair value based on a multiple of cash flows generated by such investments, multiples from transactions involving the sale of comparable assets and/or the discounted value of expected future net cash flows from such investments. Appropriate cash flow multiples are derived from the review of comparable transactions involving similar assets. The discounted value of future net cash flows is derived, when appropriate, from third party valuations of a portfolio company’s assets, such as engineering reserve reports of oil and gas properties.

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

Securities Transactions, Interest and Dividend Income Recognition

All securities transactions are accounted for on a trade-date basis. Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected. Premiums and discounts are accreted into interest income using the effective interest method. Detachable warrants, other equity securities or property interests such as overriding royalty interests obtained in conjunction with the acquisition of debt securities are recorded separately from the debt securities at their initial fair value, with a corresponding amount recorded as a discount to the associated debt security. Income from overriding royalty interests is recognized as received and the recorded assets are amortized using the units of production method. The portion of the loan origination fees paid that represent additional yield or discount on a loan are deferred and accreted into interest income over the life of the loan using the effective interest method. Upon the prepayment of a loan or debt security, any unamortized loan origination fees are recorded as interest income and any unamortized premium or discount is recorded as a realized gain or loss. Market premiums or discounts on acquired loans or fixed income investments are accreted into interest income using the effective interest method. Dividend income is recognized on the ex-dividend date. Accruing interest or dividends on investments is deferred when it is determined that the interest or dividend is not collectible. Collectability of the interest and dividends is assessed, based on many factors including the portfolio company’s ability to service its loan based on current and projected cash flows as well as the current valuation of the portfolio company’s assets.

Payment-in-Kind Interest and Dividends

The Company may have investments in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK interest or dividends, computed at the contractual rate specified in each investment agreement, are added to the principal balance of the investment and recorded as interest or dividend income. For investments with PIK interest or dividends, the Company bases income accruals on the principal balance including any PIK. If the portfolio company’s asset valuation is not sufficient to cover the contractual interest, the Company will not accrue interest income or dividend income on the investment. To maintain the Company’s RIC status, this non-cash source of income must be paid out to stockholders in the form of dividends, even though the Company has not yet collected the cash. PIK interest income totaled $2.3 million net of a $0.2 million reserve in 2008, $4.5 million net of a $0.3 million reserve in 2007, and $0.8 million with no reserve in 2006. PIK dividend income was zero after reserving the entire $0.3 million in 2008, $0.2 million after reserving $0.1 million in 2007, and $0.1 million, with no reserve in 2006.

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

Fee Income Recognition

Fees primarily include financial advisory, transaction structuring, loan administration, commitment and prepayment fees. Financial advisory fees represent amounts received for providing advice and analysis to companies and are recognized as earned when such services are performed, provided collection is probable. Transaction structuring fees represent amounts received for structuring, financing and executing transactions and are generally payable only if the transaction closes. Such fees are deferred and accreted into interest income over the life of the loan using the effective interest method. Commitment fees represent amounts received for committed funding and are generally payable whether or not the transaction closes. On transactions that close within the commitment period, commitment fees are deferred and accreted into interest income over the life of the loan using the effective interest method. Commitment fees on transactions that do not close are generally recognized over the period the commitment is outstanding. Prepayment and loan administration fees are recognized as they are received. For the years ended December 31, 2008, 2007 and 2006, the Company accreted approximately $1.5 million, $3.0 million and $1.4 million, respectively, of fee income into interest income.

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

Portfolio and Investment Activity

From commencement of investment operations in November 2004 through December 31, 2006, we had invested $267.9 million in seventeen portfolio companies, all energy-related, and received principal repayments of $95.1 million. During 2007, we added investments of $186.3 million in six new portfolio companies and we funded $46.3 million to existing portfolio companies, for a total of $232.6 million in 2007. Five portfolio companies repaid their loans during 2007 totaling $49.7 million and we received additional principal repayments of $76.6 million for total repayments of $126.3 million. During 2008, we added investments of $62.8 million in five new portfolio companies and we funded $50.3 million to existing portfolio companies, for a total of $113.1 million in 2008. We received principal repayments and realizations of $96.2 million in 2008. From commencement of investment operations in November 2004 through December 31, 2008, we have invested $613.6 million in twenty-eight portfolio companies, all energy-related, and received principal repayments and realizations of $317.6 million. At December 31, 2008, our targeted investment portfolio consisted of nineteen portfolio companies totaling $296.0 million. The table below shows our investment portfolio by type as of December 31, 2008. Yields on investments are computed using interest rates as of the balance sheet date and include amortization of loan discount points, original issue discount and market premium or discount, royalty interest income, net profits income and other similar investment income, weighted by their respective costs when averaged. The yield on income from derivatives is computed using estimated 2009 fair value derivative income, net of 2009 expiring options costs.

	Weighted Average Yields	Percentage of Portfolio
Senior secured term loans	10.37%	38.7%
Senior subordinated secured notes	13.59%	4.0%
Participating convertible preferred stock	0.00%	0.2%
Member and partnership units	0.00%	6.3%
Limited term royalty interest	3.63%	3.1%
Net profits interest and other	11.99%	9.9%
Subtotal targeted investments	9.09%	62.2%
Corporate notes	5.82%	1.6%
Commodity derivative instruments	934.57%	2.1%
Cash and cash equivalents	0.55%	34.1%
Total Portfolio	8.03%	100.0%

Results of Operations

Results comparisons are for the years ended December 31, 2008, 2007 and 2006.

Investment Income

For the years ended December 31, 2008, 2007 and 2006, investment income totaled $37.5 million, $37.5 million and $27.5 million, respectively. Increased income from targeted portfolio investments in 2008 compared to 2007 was offset by decreases in income from investments in U.S. Treasury Bills and cash and cash equivalents caused by declining market rates. The increase in investment income in 2007 compared to 2006 was primarily due to the overall growth of our targeted investment portfolio.

While our total targeted portfolio balance, on a cost basis, increased by approximately $16.5 million from December 31, 2007 to December 31, 2008, the balance of non-accruing and non-income producing investments increased from approximately $27.8 million to approximately $80.4 million during the same period, also on a cost basis. Additional discussion concerning non-accrual investments is provided in Portfolio Credit Quality below. Although LIBOR rates dropped significantly in 2008 compared to 2007, this had a minimal effect on our targeted investment income because of LIBOR floors established for new clients and certain other existing clients during 2008. Conversely, significantly lower U.S. Treasury Bill rates during 2008 reduced interest from cash and cash equivalents. Reserves against investment income for the year ended December 31, 2008 totaled approximately $3.5 million compared to $0.3 million for the year ended December 31, 2007.

The weighted average yield on targeted portfolio investments was 9.1% at December 31, 2008. The weighted average yield on investments in corporate notes was 5.8%, on investments in commodity derivative instruments was 934.6% and on investments in cash and cash equivalents was 0.5% as of December 31, 2008. The weighted average yield on our total capital invested at December 31, 2008 was 8.0%.

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

Operating Expenses

The table below summarizes the components of our operating expenses:

	For the Years Ended			Changes
Operating Expenses (In Millions)	12/31/2008	12/31/2007	12/31/2006	2008 vs. 2007	2007 vs. 2006
Investment advisory, management & incentive fees	$7.6	$6.9	$4.7	$0.7	$2.2
Insurance expenses, professional fees, directors fees & other G&A*	4.6	3.9	3.7	0.7	0.2
Interest & credit facility fees	6.6	7.4	2.6	(0.8)	4.8
Total operating expenses	$18.8	$18.2	$11.0	$0.6	$7.2

*	Other G&A includes allocated share of employee, facilities & shareholder services costs and marketing

Compared to 2007, the 2008 increase in operating expenses was largely the result of increased investment advisory and management fees due to higher average total assets, increased insurance and general and administrative expenses offset by lower incentive fees and decreased interest expense. Interest expense was lower in 2008 due to lower levels of borrowings under the Credit Facilities. Insurance expense was higher due to an increased level of coverage.

Compared to 2006, the 2007 increase in operating expenses was largely the result of increased investment advisory and management and incentive fees due to higher average total assets, and increased interest expense due to higher levels of borrowings under the Credit Facilities.

Net Investment Income

For the years ended December 31, 2008 and 2007, net investment income before income taxes was $18.6 million and $19.3 million, respectively. The 3.2% decrease was primarily due to relatively flat investment income growth resulting from growth of non-accruing investments in 2008 offset by increased operating expenses. An income tax benefit of $4.9 million in 2008 resulted in $23.6 million after tax net investment income, a 23.2% increase compared to $19.1 million after tax net investment income in 2007.

For the years ended December 31, 2007 and 2006, net investment income before income taxes was $19.3 million and $16.5 million, respectively. The 16.4% increase was primarily due to increased interest income on higher portfolio balances in 2007 partially offset by increased management fees and higher interest expense and fees from larger credit facility balances. An income tax provision of $0.2 million in 2007 resulted in $19.1 million after tax net investment income, a 15.7% increase compared to $16.5 million after tax net investment income in 2006.

For the years ended December 31, 2006 and 2005, net investment income was $16.5 million and $10.4 million, respectively. The 59.0% increase was primarily due to increased interest on the higher portfolio balances in 2006 partially offset by higher management fees and general and administrative expenses.

Unrealized Appreciation or Depreciation on Investments

The table below summarizes the components of our unrealized appreciation or depreciation on investments for the years ended December 31, 2008, 2007 and 2006:

	For the Years Ended			Changes
Unrealized Appreciation/(Depreciation) (In Millions)	12/31/2008	12/31/2007	12/31/2006	2008 vs. 2007	2007 vs. 2006
Investments in targeted portfolio	$(56.5)	$5.1	$—	$(61.6)	$5.1
Investments in corporate bonds	(2.5)	(0.1)	(1.3)	(2.4)	1.2
Investments in commodity derivative instruments	7.4	—	—	7.4	—
Total unrealized appreciation/(depreciation)	$(51.6)	$5.0	$(1.3)	$(56.6)	$6.3

For the year ended December 31, 2008, net unrealized depreciation was $51.6 million, compared to net unrealized appreciation of $5.0 million for the year ended December 31, 2007. The $56.6 million decrease from 2007 was attributable to an unrealized depreciation on our portfolio securities of $61.6 million more than in 2007, unrealized depreciation on our corporate notes that was $2.4 million more than in 2007, and unrealized appreciation of commodity derivative instruments of $7.4 million.

For the year ended December 31, 2007, net unrealized appreciation was $5.0 million, compared to net unrealized depreciation of $1.3 million for the year ended December 31, 2006. The $6.3 million increase was attributable to unrealized appreciation on our portfolio securities of $5.1 million and unrealized depreciation on our corporate notes that was $1.2 million less than the 2006 amount.

Net Realized Gains and Losses

For the year ended December 31, 2008, we realized net capital gains before taxes of $19.3 million, consisting of a $6.0 million gain from the sale of overriding royalty interests and common stock associated with our Resaca Exploitation investment and from a $13.3 million gain from the sale of the underlying assets associated with our investment in Rubicon Energy, LLC units. Because our investment in Rubicon Energy, LLC units was held by a taxable consolidated subsidiary, we accrued a $4.5 million estimated tax provision associated with the gain on the sale of those underlying Rubicon assets, resulting in realized net capital gains after taxes of $14.8 million.

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

Net Increase and Decrease in Stockholders’ Equity from Operations

For the year ended December 31, 2008, we had a 143% net decrease in stockholders’ equity (net assets) resulting from operations of $13.3 million, or a decrease of $0.62 per share, compared to a net increase in stockholders’ equity (net assets) of $30.9 million, or an increase of $1.78 per share for the year ended December 31, 2007.

For the year ended December 31, 2007, we had a 105.8% net increase in stockholders’ equity (net assets) resulting from operations of $30.9 million, or an increase of $1.78 per share, compared to a net increase of $15.0 million, or an increase of $0.86 per share for the year ended December 31, 2006.

Financial Condition, Liquidity and Capital Resources

During the twelve months ended December 31, 2008, we generated cash from operations, including interest earned on our portfolio securities, as well as our investments in corporate notes and U.S. government securities. We received cash repayments and realizations of $74.4 million. At December 31, 2008, we had cash and cash equivalents of $133.8 million and investments in corporate notes of $6.4 million.

Our investments in portfolio securities at December 31, 2008 totaled $296.0 million and consisted of nineteen portfolio companies. During 2008, on a cash basis, we funded investments of $61.7 million in five new portfolio companies and we funded $34.6 million to existing portfolio companies, for total funding of $96.3 million in 2008. We have commitments to fund an additional $68.5 million on total committed amounts of $364.5 million. We expect to fund our investments in 2009 from income earned on our portfolio and temporary investments and from borrowings under our Credit Facility (see description under “Credit Facility” below). In the future, we may also fund a portion of our investments with issuances of equity or senior debt securities. We may also securitize a portion of our investments in mezzanine or senior secured loans or other assets. We expect our primary use of funds to be investments in portfolio companies, cash distributions to holders of our common stock and payment of fees and other operating expenses.

Contractual Obligations

A summary of our contractual payment obligations at December 31, 2008 is as follows:

Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
December 31, 2008:
Long-term debt obligations – revolving credit facilities(1)	$120,000,000	$75,000,000	$45,000,000	$—	$—
Total	$120,000,000	$75,000,000	$45,000,000	$—	$—

(1)	Excludes accrued interest amounts.

Off-Balance Sheet Arrangements

Currently, we do not engage in any off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Credit Facilities and Borrowings

Under the terms of the Company’s Treasury Secured Revolving Credit Agreement (as amended, the “Treasury Facility”), the lenders party thereto and SunTrust Bank, as administrative agent for the lenders, have extended credit available under the Treasury Facility to an amount not to exceed $175 million by obtaining additional commitments from existing lenders or new lenders. The total amount committed and outstanding under the Treasury Agreement as of December 31, 2008 was $75.0 million compared to the $126.25 million balance as of December 31, 2007. Proceeds from the Treasury Facility are used to facilitate the growth of the Company’s investment portfolio and provide flexibility in the sizing of its portfolio investments. The Treasury Facility has a three-year term, maturing on August 31, 2009, and bears interest, at the Company’s option, at either (i) LIBOR plus 25 basis points or (ii) the base rate. On September 29, 2008, the required lenders exercised their option to convert pricing of the Treasury Facility from LIBOR-based to Prime-based. The prime rate was 5.00% as of September 29, 2008 and 3.25% as of December 31, 2008. As of December 31, 2008, the interest rate on our outstanding borrowings under the Treasury Facility was 3.25% (Prime rate) on $75.0 million.

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

Under the terms of the Company’s Amended and Restated Revolving Credit Agreement (as amended, the “Investment Facility”), the lenders have agreed to extend revolving credit to the Company in an amount not to exceed $87.5 million, with the ability to increase the credit available to an amount not to exceed $175 million by obtaining additional commitments from existing lenders or new lenders. The total amount committed was $87.5 million and $45.0 million was outstanding under the Investment Facility as of December 31, 2008. By comparison, the total amount committed as of December 31, 2007 was $100 million and $89.75 million was outstanding under the Investment Facility. The Investment Facility matures on August 31, 2010, and bears interest, at the Company’s option, at either (i) LIBOR plus 150 to 250 basis points, based on the degree of leverage of the Company or (ii) the base rate plus 0 to 75 basis points, based on the degree of leverage of the Company. Proceeds from the Investment Facility will be used to supplement the Company’s equity capital to make portfolio investments. As of December 31, 2008, the interest rate was 3.50% on $45.0 million (Prime plus 25 basis points).

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

As of December 31, 2008, holders of 1,749,954 shares, or approximately 8.1% of outstanding shares, were participants in our dividend reinvestment plan.

During 2008, we declared dividends totaling $1.61 per share on our common stock for our stockholders.

Portfolio Credit Quality

Virtually all of our portfolio investments are in negotiated, and often illiquid, securities of energy companies. We maintain a system to evaluate the credit quality of these investments. While incorporating quantitative analysis, this system is a qualitative assessment. This system is intended to reflect the overall, long term performance of a portfolio company’s business, the collateral coverage of an investment, and other relevant factors. Based on this system, as of December 31, 2008, our investments in portfolio companies are generally performing satisfactorily. As a consequence of the general economic downturn and associated weakness in the energy markets, some of our investments may experience stress in the near term; however, we believe that they generally have cost structures that should tolerate it. Of the twenty-two rated investments in nineteen portfolio companies, compared to the prior quarter end, one improved in rating, six declined in rating, fourteen retained the same rating, and one new investment was not previously rated. Eleven investments approximating $136.7 million, or approximately 47% of the $294.4 million in targeted investments on a cost basis, are carried on our watch list due to slower than expected development of the assets supporting the investments, deterioration in asset coverage, or the downturn in general economic and commodity market conditions. While restructuring of some of these watch list investments may be required, subject to general economic and commodity market conditions in the long term, we do not currently foresee significant permanent long-term deterioration in the existing portfolio.

The combined decrease in targeted portfolio fair value and hedge position fair value of $49.1 million ($56.5 million decrease in targeted portfolio fair value offset by $7.4 million increase in hedge position) is the result of a combination of adjustments. Approximately 20% of the change is due to changes in the current market values of traded securities, approximately 20% is due to changes in the estimated current market yields required for comparable securities, approximately 10% is due to changes in the current market values for commodities, approximately 35% is due to changes in the estimated current market values of underlying assets and approximately 15% is due to the reversal of unrealized gain upon realization.

The $56.5 million decrease in targeted portfolio fair value consisted primarily of increases in unrealized depreciation on the following investments: Venoco, Inc. Senior Notes, $6.1 million; Formidable, LLC Senior Secured Note and warrants, $15.3 million; Nighthawk Transport I, LP (“Nighthawk”) LP units and warrants, $4.6 million; DeanLake Operator, LLC preferred units, $3.9 million; TierraMar Energy LP preferred LP units, $3.1 million; Resaca Exploitation Inc. common stock, $2.9 million; and Chroma Exploration & Production, Inc. preferred stock, $1.1 million. Additional unrealized depreciation of $5.5 million was recorded on the Alden Resources, LLC (“Alden”) notes, partially offset by an increase in unrealized appreciation on the Alden royalty interest of $4.8 million. Unrealized depreciation of $12.1 million was recorded on the ATP Oil & Gas Corporation royalty interest, partially offset by the increase in unrealized appreciation in the value of the associated commodity derivative instruments of $7.4 million. The balance of the increase in unrealized depreciation comprises the reversal of $7.3 million of unrealized gain upon the realization of substantially all of the investment in Rubicon Energy Partners, LLC. That transaction, which closed in August 2008, resulted in a realized capital gain, after estimated taxes, of $8.8 million.

Subsequent Events

In January 2009, the Company repaid the entire $45 million balance on its Investment Facility. As of the date of this release, the Company has no outstanding borrowings under the Investment Facility, therefore, the entire $87.5 million committed is available. Presently, the only outstanding indebtedness of the Company is $75 million under its Treasury Facility which is fully secured by cash or U.S. Treasuries.

In February 2009, the Company accelerated and demanded immediate repayment of its $37.3 million Senior Secured Note from Formidable, LLC. The Company also made demand on a partial guaranty from the principal owner of Formidable, LLC. At this time, the Company is pursuing a number of options with respect to Formidable, LLC, including an outright sale of the properties, a negotiated deed-in-lieu of foreclosure on the properties and foreclosure on the properties.

In March 2009, the Company restructured its $14 million Second Lien Term Loan B from Nighthawk. Terms of the restructuring include increasing the interest rate on the notes from 15% to 21%, with the additional 6% interest payable in kind at the option of Nighthawk. In addition, the warrant position granted to the lenders increased from 15% to 40% of the equity of Nighthawk, increasing the Company’s warrant position from 2.5% to 6.8% of the outstanding equity of Nighthawk. The maturity of the notes, set at October 3, 2010, did not change.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Our business activities contain elements of risk. We consider the principal market risks to be: credit risk, risks related to the energy industry, illiquidity of individual investments in our investment portfolio, leverage risk, risks related to fluctuations in interest rates, commodity price risk and foreign currency exchange rate risk.

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

Another facet of utilizing borrowed money to make investments is that our net investment income will be dependent upon the difference, or spread, between the rate at which we borrow funds and the rate at which we invest those funds. We generally mitigate the risk of asymmetric movements in the cost of borrowing versus investment return by following a practice of funding floating rate investments with equity capital or floating rate debt. As of December 31, 2008, approximately 15% of the investments in our portfolio were at fixed rates, while approximately 85% were at variable rates. In addition, we may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act.

We acquired a limited term royalty interest from ATP Oil & Gas Corporation on June 4, 2008. We will receive royalty payments from this investment which will be impacted by fluctuations in the price of crude oil and natural gas. We have purchased a series of oil and gas put options at various price levels covering periods from 12 – 24 months to protect a portion of our royalty payments from declines in prices. Earnings on these put options will partially offset lower levels of royalty payments in the event that prices decline below the minimum prices set by the put options. At December 31, 2008, our open commodity derivative instruments were in a net asset position with a fair value of approximately $8.2 million.

Investments in derivative instruments represent future commitments or options to purchase or sell other financial instruments or commodities at specific prices at specified future dates, which expose us to market risk if the market value of the contract is higher or lower than the contract price at the maturity date. Additionally, these derivative instruments expose us to credit risk arising from the potential inability of counterparties to perform under the terms of the contracts. BP Corporation North America Inc. is currently the only counterparty to our commodity derivatives positions. We are exposed to credit losses in the event of nonperformance by the counterparty on our commodity derivatives positions. However, we do not anticipate nonperformance by the counterparty over the term of the commodity derivatives positions.

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

In our opinion, the accompanying consolidated balance sheets, including the consolidated schedules of investments, and the related consolidated statements of operations, of changes in stockholders' equity (net assets) and of cash flows and the consolidated financial highlights present fairly, in all material respects, the financial position of NGP Capital Resources Company and its subsidiaries at December 31, 2008 and December 31, 2007, and the results of their operations, and their cash flows for each of the three years in the period ended December 31, 2008 and the financial highlights for each of the four years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to the determination and reporting of the provision for income taxes existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements or financial highlights will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2008 consolidated financial statements and financial highlights (hereafter referred to as “financial statements”), and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in management's report referred to above. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
March 13, 2009

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

KPMG LLP

Fort Worth, Texas
April 7, 2005

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED BALANCE SHEETS

	December 31, 2008	December 31, 2007
ASSETS
Investments in portfolio securities at fair value (cost: $294,432,215 and $277,947,454, respectively)	$244,229,568	$284,228,573
Investments in corporate notes at fair value (cost: $11,586,899 and $11,631,599, respectively)	6,350,000	8,955,500
Investments in commodity derivative instruments at fair value (cost: $774,095 and $0, respectively)	8,212,872	—
Investments in U.S. Treasury Bills, at amortized cost which approximates fair value	—	163,925,625
Total investments	258,792,440	457,109,698
Cash and cash equivalents	133,805,575	18,437,115
Accounts receivable	41,377	17,569
Interest receivable	2,410,360	647,839
Prepaid assets	1,898,905	2,020,655
Deferred tax assets	200,000	—
Total current assets	138,356,217	21,123,178
Deferred tax assets	3,600,000	—
Total assets	$400,748,657	$478,232,876
LIABILITIES AND STOCKHOLDERS’ EQUITY (NET ASSETS)
Current liabilities
Accounts payable and accrued expenses	$512,926	$780,832
Management and incentive fees payable	2,016,214	2,032,107
Dividends payable	8,867,563	9,012,671
Income taxes payable	3,529,308	147,929
Current portion of long-term debt	75,000,000	—
Total current liabilities	89,926,011	11,973,539
Long-term debt, less current portion	45,000,000	216,000,000
Total liabilities	134,926,011	227,973,539
Commitments and contingencies (Note 8)
Stockholders’ equity (net assets)
Common stock, $.001 par value, 250,000,000 shares authorized; 21,628,202 and 17,500,332 shares issued and outstanding, respectively	21,628	17,500
Paid-in capital in excess of par	315,184,191	245,881,078
Undistributed net investment income (loss)	(3,420,716)	(103,394)
Undistributed net realized capital gain (loss)	2,038,312	859,133
Net unrealized appreciation (depreciation) of portfolio securities, corporate notes and commodity derivative instruments	(48,000,769)	3,605,020
Total stockholders’ equity (net assets)	265,822,646	250,259,337
Total liabilities and stockholders’ equity (net assets)	$400,748,657	$478,232,876
Net asset value per share	$12.29	$14.30

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Investment income
Interest income	$30,438,037	$35,836,528	$26,611,173
Royalty income	4,512,587	1,202,902	294,539
Commodity derivative income, net of expired options	2,315,484	—	—
Dividend income	—	154,580	123,750
Other income	194,808	305,350	487,631
Total investment income	37,460,916	37,499,360	27,517,093
Operating expenses
Management fees	7,599,298	6,460,452	4,721,893
Incentive fees	—	436,575	15,834
Professional fees	789,831	755,047	713,969
Insurance expense	794,910	566,706	570,462
Interest expense and fees	6,636,236	7,397,543	2,554,546
State and excise taxes	148,003	71,932	142,517
Other general and administrative expenses	2,846,102	2,549,948	2,251,668
Total operating expenses	18,814,380	18,238,203	10,970,889
Net investment income (loss) before income taxes	18,646,536	19,261,157	16,546,204
Benefit (provision) for income taxes	4,931,941	(122,808)	—
Net investment income (loss)	23,578,477	19,138,349	16,546,204
Net realized capital gain (loss) on investments
Net realized capital gain (loss) on portfolio securities, corporate notes and commodity derivative instruments	19,251,090	6,721,176	(245,859)
Benefit (provision) for taxes on capital gain	(4,500,000)	—	—
Total net realized capital gain (loss) on investments	14,751,090	6,721,176	(245,859)
Net increase (decrease) in unrealized appreciation (depreciation) on portfolio securities, corporate notes and commodity derivative instruments	(51,605,789)	5,008,291	(1,299,127)
Net increase (decrease) in stockholders’ equity (net assets) resulting from operations	$(13,276,222)	$30,867,816	$15,001,218
Net increase (decrease) in stockholders’ equity (net assets) resulting from operations per common share	$(0.62)	$1.78	$0.86

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (NET ASSETS)

	Common Stock		Paid-in Capital in Excess of Par	Undistributed Net Investment Income (Loss)	Undistributed Net Realized Capital Gain (Loss)	Net Unrealized Appreciation (Depreciation) of Portfolio Securities, Corporate Notes and Commodity Derivative Instruments	Total Stockholders’ Equity (Net Assets)
	Shares	Amount
Balance at December 31, 2005	17,400,100	$17,400	$244,309,260	$(324,031)	$—	$(104,144)	$243,898,485
Net increase (decrease) in stockholders’ equity (net assets) resulting from operations	—	—	(15,710)	16,561,914	(245,859)	(1,299,127)	15,001,218
Dividends declared	—	—	—	(16,008,092)	—	—	(16,008,092)
Issuance of common stock under dividend reinvestment plan	22,168	22	366,623	—	—	—	366,645
Balance at December 31, 2006	17,422,268	$17,422	$244,660,173	$229,791	$(245,859)	$(1,403,271)	$243,258,256
Net increase (decrease) in stockholders’ equity (net assets) resulting from operations	—	—	(64,170)	19,202,519	6,721,176	5,008,291	30,867,816
Dividends declared	—	—	—	(19,535,704)	(5,616,184)	—	(25,151,888)
Issuance of common stock under dividend reinvestment plan	78,064	78	1,285,075	—	—	—	1,285,153
Balance at December 31, 2007	17,500,332	$17,500	$245,881,078	$(103,394)	$859,133	$3,605,020	$250,259,337
Net increase in stockholders’ equity (net assets) resulting from operations	—	—	7,297,453	23,714,040	7,318,074	(51,605,789)	(13,276,222)
Issuance of common stock from public offering (net of underwriting costs)	4,086,388	4,086	62,109,012	—	—	—	62,113,098
Offering costs	—	—	(780,628)	—	—	—	(780,628)
Dividends declared	—	—	—	(27,031,362)	(6,138,895)	—	(33,170,257)
Issuance of common stock under dividend reinvestment plan	41,482	42	677,276	—	—	—	677,318
Balance at December 31, 2008	21,628,202	$21,628	$315,184,191	$(3,420,716)	$2,038,312	$(48,000,769)	$265,822,646

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Cash flows from operating activities
Net increase (decrease) in stockholders’ equity (net assets) resulting from operations	$(13,276,222)	$30,867,816	$15,001,218
Adjustments to reconcile net increase (decrease) in stockholders’ equity (net assets) resulting from operations to net cash used in operating activities
Payment-in-kind interest	(2,335,374)	(4,453,300)	(807,813)
Payment-in-kind dividend	—	(154,580)	(123,750)
Net amortization of premiums, discounts and fees	7,105,321	(2,961,360)	(1,435,683)
Change in unrealized (appreciation) depreciation on portfolio securities, corporate notes and commodity derivative instruments	51,605,789	(5,008,291)	1,299,127
Effects of changes in operating assets and liabilities
Accounts receivable	(23,808)	435,347	(401,951)
Interest receivable	(1,762,521)	752,918	(791,211)
Prepaid assets	121,750	(422,154)	(1,022,472)
Deferred tax assets – current	(200,000)	—	—
Deferred tax assets – non-current	(3,600,000)	—	—
Accounts payable and accrued expenses	(283,799)	473,535	1,532,649
Income taxes payable	3,381,379	147,929	—
Purchase of investments in portfolio securities, corporate notes and commodity derivative instruments	(96,348,703)	(225,828,429)	(138,180,371)
Redemption of investments in portfolio securities, corporate notes and commodity derivative instruments	74,364,600	126,356,095	61,486,485
Sale of investments in corporate notes	—	6,007,370	4,005,371
Net sale of investments in U.S. Treasury Bills	163,925,625	(21,256,046)	(21,151,383)
Net cash provided by (used in) operating activities	182,674,037	(95,043,150)	(80,589,784)
Cash flows from financing activities
Proceeds from the issuance of common stock, net of underwriting costs	62,113,098	—	—
Borrowings under revolving credit facility	196,000,000	123,285,000	100,000,000
Repayments on revolving credit facility	(292,000,000)	(7,285,000)	—
Offering costs from the issuance of common stock	(780,628)	—	—
Dividends paid	(32,638,047)	(14,854,064)	(20,426,475)
Net cash provided by (used in) financing activities	(67,305,577)	101,145,936	79,573,525
Net increase (decrease) in cash and cash equivalents	115,368,460	6,102,786	(1,016,259)
Cash and cash equivalents, beginning of period	18,437,115	12,334,329	13,350,588
Cash and cash equivalents, end of period	$133,805,575	$18,437,115	$12,334,329
Supplemental disclosure
Cash paid for interest	$5,890,111	$6,766,621	$1,906,916
Cash paid for taxes	$185,624	$46,811	$142,517
Non-cash financing activities
Issuance of common stock in conjunction with dividend reinvestment plan	$677,318	$1,285,153	$366,645

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2008

Portfolio Company	Energy Industry Segment	Investment(2)(4)	Principal	Cost	Fair Value(3)
Targeted Investments
Venoco, Inc.(1)(23)	Oil & Natural Gas Production and Development	Senior Notes(7) (8.75%, due 12/15/2011)	$12,000,000	$11,932,367	$5,760,000
Chroma Exploration & Production, Inc.(1)(23)	Oil & Natural Gas Production and Development	9,711 Shares Series A Participating Convertible Preferred Stock(9)	—	2,221,710	—
		8,868 Shares Series AA Participating Convertible Preferred Stock(9)	—	2,089,870	1,000,000
		8.11 Shares Common Stock(5)	—	—	—
		Warrants(5)(11)	—	—	—
Resaca Exploitation Inc.(1)(23)	Oil & Natural Gas Production and Development	Senior Secured Multiple-Advance Term Loan (The greater of 10.0% or LIBOR + 6.00%, due 5/01/2012)	28,000,000	27,592,657	27,592,657
		Common Stock (6,574,216 shares)(5)(6)(20)	3,235,256	3,235,256	1,093,688
Crossroads Energy, LP(1)(23)	Oil & Natural Gas Production and Development	Senior Secured Multiple-Advance Term Loan (The greater of 10.0% or LIBOR + 5.50%, due 6/29/2009)	4,820,204	4,781,487	4,781,487
		Overriding Royalty Interest(6)	10,000	5,120	250,000
Rubicon Energy Partners, LLC(8)(23)	Oil & Natural Gas Production and Development	LLC Units (4,000 units)(5)	—	—	750,000
BSR Loco Bayou, LLC(1)(10)(23)	Oil & Natural Gas Production and Development	Senior Secured Multiple-Advance Term Loan (LIBOR + 5.50% cash, LIBOR + 8.50% default, due 8/15/2009)(9)	2,888,986	2,401,884	1,539,795
		Overriding Royalty Interest	20,000	19,372	20,000
		Warrants(5)(12)	10,000	10,000	—
Sonoran Energy, Inc.(1)(23)	Oil & Natural Gas Production and Development	Warrants(5)(13)	10,000	10,000	—
Nighthawk Transport I, LP(1)(23)	Energy Services	Second Lien Term Loan B (The greater of 15.0% or LIBOR + 10.50%, due 10/03/2010)	12,895,524	12,184,611	8,929,131
		LP Units(5)	224	224	—
		Warrants(5)(14)	850,000	850,000	—
		Second Lien Delayed Draw Term Loan B (The greater of 15.0% or LIBOR + 10.50%, due 10/03/2010)	1,443,427	1,420,362	1,075,842
Alden Resources, LLC(1)(21)(23)	Coal Production	Senior Secured Multiple-Advance Term Loan (LIBOR + 8.00% cash, due 1/05/2013)	36,285,168	33,772,038	28,283,440
		Royalty Interest	2,660,000	2,565,017	7,500,000
		Warrants(5)(15)	100,000	100,000	—

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2008
(continued)

Portfolio Company	Energy Industry Segment	Investment(2)(4)	Principal	Cost	Fair Value(3)
Targeted Investments – Continued
Tammany Oil & Gas, LLC(1)(23)	Oil & Natural Gas Production and Development	Senior Secured Multiple-Advance Term Loan (The greater of 11.0% or LIBOR + 6.00%, due 3/21/2010)	31,447,804	31,197,085	31,197,085
		Overriding Royalty Interest(5)(6)	200,000	200,000	550,000
TierraMar Energy LP(8)(23)	Oil & Natural Gas Production and Development	Overriding Royalty Interest	20,000	16,828	300,000
		Class A Preferred LP Units(5)	16,634,830	16,634,830	13,500,000
Anadarko Petroleum Corporation 2007-III Drilling Fund(1)(23)	Oil & Natural Gas Production and Development	Multiple-Advance Net Profits Interest (Due 4/23/2032)	37,255,948	37,352,982	37,352,982
Formidable, LLC(1)(19)(23)	Oil & Natural Gas Production and Development	Senior Secured Multiple-Advance Term Loan (LIBOR + 5.50% cash, LIBOR + 8.50% default, due 5/31/2008)(9)	37,299,054	37,299,054	22,500,000
		Warrants(5)(16)	500,000	500,000	—
DeanLake Operator, LLC(8)(23)	Oil & Natural Gas Production and Development	Class A Preferred Units(5)	13,900,255	13,900,255	10,000,000
		Overriding Royalty Interest	20,000	18,897	20,000
Bionol Clearfield, LLC(1)(23)	Alternative Fuels and Specialty Chemicals	Senior Secured Tranche C Construction Loan (LIBOR + 7.00%, due 9/06/2016)	5,000,000	5,000,000	5,000,000
BioEnergy Holding, LLC(1)(23)	Alternative Fuels and Specialty Chemicals	Senior Secured Notes (15.00%, due 3/06/2015)	10,606,557	9,757,613	9,757,613
		BioEnergy International Warrants(5)(17)	595,845	595,845	595,845
		BioEnergy Holding Units(5)	376,687	376,687	376,687
Greenleaf Investments, LLC(1)(23)	Oil & Natural Gas Production and Development	Senior Secured Multiple-Advance Term Loan (The greater of 10.50% or LIBOR + 6.50%, due 4/30/2011)	12,229,693	11,951,818	11,951,818
		Overriding Royalty Interest(6)	100,000	86,263	300,000
ATP Oil & Gas Corporation(1)(23)	Oil & Natural Gas Production and Development	Limited Term Royalty Interest	32,814,792	24,319,585	12,219,000
Black Pool Energy Partners, LLC(1)(23)	Oil & Natural Gas Production and Development	Senior Secured Multiple-Advance Term Loan (The greater of 12.00% or LIBOR + 8.00% cash, 14.00% or LIBOR + 10.00% PIK, due 10/24/2011)	302,497	12,498	12,498
		Overriding Royalty Interest(5)(6)	10,000	10,000	10,000
		Warrants(5)(22)	10,000	10,000	10,000
Subtotal Targeted Investments (62.2% of total investments)				$294,432,215	$244,229,568

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2008
(continued)

Issuing Company	Energy Industry Segment	Investment(2)(4)	Principal	Cost	Fair Value(3)
Corporate Notes
Pioneer Natural Resources Co.(23)	Oil & Natural Gas Production and Development	Senior Notes, 7.2%, due 2028	$10,000,000	$11,586,899	$6,350,000
Subtotal Corporate Notes ( 1.62% of total investments)				$ 11,586,899	$6,350,000

Commodity Derivative Instruments
Put Options(18)(23)	Put Options with BP Corporation North America, Inc. to sell up to 615,000 MMBtu of natural gas at a strike price of $10.00 per MMBtu. 12 monthly contracts beginning on July 1, 2008 and expiring on June 30, 2009.	$141,570	$933,484
	Put Options with BP Corporation North America, Inc. to sell up to 237,750 Bbls of crude oil at a strike price of $101.00 per Bbl. 15 monthly contracts beginning on July 1, 2008 and expiring on September 30, 2009.	491,700	6,146,906
	Put Options with BP Corporation North America, Inc. to sell up to 32,750 Bbls of crude oil at a strike price of $85.00 per Bbl. 4 monthly contracts beginning on October 1, 2009 and expiring on January 31, 2010.	140,825	1,132,482

Subtotal Commodity Derivatives (2.1% of total investments)	$ 774,095	$8,212,872
Cash
Subtotal Cash (34.08% of total investments)	$133,805,575	$133,805,575
Total investments, cash and cash equivalents	$440,598,784	$392,598,015
Liabilities in excess of other assets		$(126,775,369)
Net assets		$265,822,646

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2008
(continued)

Notes to Consolidated Schedule of Investments

(1)	Portfolio company is not controlled by or affiliated with the Company as defined by the Investment Company Act of 1940.
(2)	Percentages represent interest rates in effect at the end of the period and due dates represent the contractual maturity dates.
(3)	Fair value of targeted investments is determined by or under the direction of the Board of Directors.
(4)	All investments are in entities with primary operations in the United States of America.
(5)	Non-income producing securities.
(6)	Securities are subject to restrictions as to their sale.
(7)	Upon the March 30, 2006 closing of Venoco, Inc.’s TexCal acquisition, Venoco Inc.’s senior notes became collateralized by second priority liens.
(8)	Portfolio company is controlled by the Company as defined by the Investment Company Act of 1940.
(9)	Non-accrual status.
(10)	Portfolio company was issued a written notice of default.
(11)	Chroma warrants expire on April 5, 2012 and provide the Company the right to purchase 2,462 shares of common stock at a purchase price of $75.00 per share.
(12)	BSR Loco Bayou warrants expire on August 15, 2013 and provide the Company the right to purchase 10,000 investor units at the exercise price of $160.00 per investor unit.
(13)	Sonoran warrants expire on November 28, 2014 and provide the Company the right to purchase shares of common stock up to 2.87 million shares, on a fully diluted basis with anti-dilution provisions, at the exercise price of $0.20 per share.
(14)	Nighthawk warrants expire on May 13, 2017 and provide the Company the right to purchase approximately 2.5% of limited partnership units at the exercise price of $0.001 per unit.
(15)	Alden warrants provide the Company the right to purchase 23% of class C units at an exercise price of $0.739 per unit, expiring in December 2013 and the right to purchase 10% of class C units at an exercise price of $0.739 per unit, expiring in July 2014.
(16)	Formidable warrants expire on March 31, 2015 and provide the Company the right to purchase membership interest representing 30% of all distributions at an exercise price of $1,000 per percentage point.
(17)	BioEnergy International, LLC warrants expire on August 15, 2010 and provide the Company the right to purchase 648,000 units, representing membership interests of BioEnergy International, LLC, at the purchase price of $10.00 per unit.
(18)	Put Options are related to the limited term royalty interest purchased from ATP Oil & Gas Corporation.
(19)	Portfolio company was issued a written notice of default on February 13, 2009.
(20)	Resaca stock is listed on the Alternative Investment Market of the London Stock Exchange, denominated in British pounds and its reported fair value at December 31, 2008 has been converted to U.S. dollars at the exchange rate effective on December 31, 2008.
(21)	Portfolio company was issued a written notice of default on February 5, 2009.
(22)	Black Pool warrants expire seven years after repayment of principal and interest and provide the Company the right to purchase approximately 25% of membership interest at the exercise price of $0.01 per unit.
(23)	Level 3 security per SFAS No. 157 hierarchy.

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2007

Portfolio Company	Energy Industry Segment	Investment(2)(4)	Principal	Cost	Fair Value(3)
Targeted Investments
Venoco, Inc.(1)	Oil & Natural Gas Production and Development	Senior Notes(7) (8.75%, due 12/15/2011)	$8,000,000	$7,967,385	$7,920,000
Venoco, Inc.(1)	Oil & Natural Gas Production and Development	Senior Notes(7) (8.75%, due 12/15/2011)	4,000,000	3,945,870	3,960,000
Chroma Exploration & Production, Inc.(1)	Oil & Natural Gas Production and Development	9,154 Shares Series A Participating Convertible Preferred Stock(11)	—	2,221,710	—
		8,359 Shares Series AA Participating Convertible Preferred Stock	—	2,089,870	2,089,870
		8.11 Shares Common Stock(5)	—	—	—
		Warrants(5)	—	—	—
Resaca Exploitation, LP(1)	Oil & Natural Gas Production and Development	Senior Secured Multiple-Advance Tranche A Term Loan (LIBOR + 6.00%, due 5/01/2012)	26,993,572	26,493,374	26,493,374
		Overriding Royalty Interest(6)	30,000	29,821	400,000
		Senior Secured Tranche B Term Loan (LIBOR + 9.00%, due 11/30/2007)(9)	6,000,000	6,000,000	6,000,000
		Overriding Royalty Interest(6)	30,000	29,821	400,000
		Senior Subordinated Secured Convertible Term Loan (6.00% cash, 8.00% PIK, due 5/01/2012)	4,000,000	4,000,000	4,000,000
Crossroads Energy, LP(1)	Oil & Natural Gas Production and Development	Senior Secured Multiple-Advance Term Loan (LIBOR + 5.50% cash, +7.50% PIK – until 12/29/07, cash only thereafter, due 6/29/2009)	4,188,715	4,124,169	4,124,169
		Overriding Royalty Interest(6)	10,000	8,029	250,000
Rubicon Energy Partners, LLC(8)	Oil & Natural Gas Production and Development	Senior Subordinated Secured Multiple-Advance Term Loan (LIBOR + 8.00%, due 5/01/2010)	2,285,000	2,285,000	2,285,000
		LLC Units (4,000 units)(5)	—	4,000,000	12,000,000
BSR Alto, LLC(1)	Oil & Natural Gas Production and Development	Senior Secured Multiple-Advance Term Loan (LIBOR + 5.50% cash, +7.50% PIK – until 8/17/08, cash only thereafter, due 8/17/2009)	2,428,449	2,345,468	2,345,468
		Overriding Royalty Interest(6)	30,000	28,885	—
		Warrants(5)	10,000	10,000	—
BSR Loco Bayou, LLC(1)	Oil & Natural Gas Production and Development	Senior Secured Multiple-Advance Term Loan (LIBOR + 5.50% cash, +7.50% PIK – until 8/15/08, cash only thereafter, due 8/15/2009)(11)	2,926,309	2,592,998	1,730,910
		Overriding Royalty Interest(5)(6)	20,000	20,000	20,000
		Warrants(5)	10,000	10,000	—

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2007
(continued)

Portfolio Company	Energy Industry Segment	Investment(2)(4)	Principal	Cost	Fair Value(3)
Targeted Investments – Continued
Nighthawk Transport I, LP(1)	Energy Services	Second Lien Term Loan B (LIBOR + 8.00%, due 10/03/2010)	14,901,476	13,929,840	13,929,840
		LP Units(5)	224	224	150,000
		Warrants(5)	850,000	850,000	850,000
		Second Lien Delayed Draw Term Loan B (LIBOR + 8.00%, due 10/03/2010)	1,655,695	1,628,633	1,628,633
Sonoran Energy, Inc.(1)	Oil & Natural Gas Production and Development	Warrants(5)	10,000	10,000	10,000
Alden Resources, LLC(1)	Coal Production	Senior Secured Multiple-Advance Term Loan (LIBOR + 8.00% cash, +10.00% PIK – until 2/29/2008) cash only thereafter, due 1/05/2013)	35,459,204	32,528,411	32,528,411
		Royalty Interest(6)	2,660,000	2,627,152	2,660,000
		Warrants(5)	100,000	100,000	100,000
Tammany Oil & Gas, LLC(1)	Oil & Natural Gas Production and Development	Senior Secured Multiple-Advance Term Loan (LIBOR + 6.00%, due 3/21/2010)	24,285,796	23,902,648	23,902,648
		Overriding Royalty Interest(5)(6)	200,000	200,000	300,000
TierraMar Energy LP(8)	Oil & Natural Gas Production and Development	Overriding Royalty Interest(6)	20,000	18,248	200,000
		Class A Preferred LP Units(5)	15,184,857	15,184,857	15,184,857
Anadarko Petroleum Corporation 2007-III Drilling Fund(1)	Oil & Natural Gas Production and Development	Multiple-Advance Net Profits Interest (Due 4/23/2032)	71,325,081	71,347,702	71,347,702
Formidable, LLC(1)	Oil & Natural Gas Production and Development	Senior Secured Multiple-Advance Term Loan (LIBOR + 5.50% cash, +7.50% PIK, due 12/31/2007)(10)	34,421,803	34,421,803	34,421,803
		Warrants(5)	500,000	500,000	500,000
DeanLake Operator, LLC(1)	Oil & Natural Gas Production and Development	Senior Secured Multiple-Advance Term Loan (LIBOR + 7.00%, due 6/25/2010)	12,709,080	12,465,888	12,465,888
		Overriding Royalty Interest(6)	20,000	19,648	20,000
		Warrants(5)	10,000	10,000	10,000
Subtotal Targeted Investments (59.79% of total investments)				$277,947,454	$284,228,573

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2007
(continued)

Issuing Company	Energy Industry Segment	Investment(2)(4)	Principal	Cost	Fair Value(3)
Corporate Notes
Pioneer Natural Resources Co.	Oil & Natural Gas Production and Development	Senior Notes, 7.2%, due 2028	$10,000,000	$11,631,599	$8,955,500
Subtotal Corporate Notes (1.88% of total investments)				$11,631,599	$ 8,955,500
Government Securities
U.S. Treasury Bills	Government	U.S. Treasury Bills, 2.713%, due 01/10/2008	$8,000,000	$7,994,660	$7,994,660
U.S. Treasury Bills	Government	U.S. Treasury Bills, 2.713%, due 01/10/2008	12,000,000	11,991,990	11,991,990
U.S. Treasury Bills	Government	U.S. Treasury Bills, 2.713%, due 01/10/2008	12,000,000	11,991,990	11,991,990
U.S. Treasury Bills	Government	U.S. Treasury Bills, 2.713%, due 01/10/2008	12,000,000	11,991,990	11,991,990
U.S. Treasury Bills	Government	U.S. Treasury Bills, 2.713%, due 01/10/2008	12,000,000	11,991,990	11,991,990
U.S. Treasury Bills	Government	U.S. Treasury Bills, 2.713%, due 01/10/2008	12,000,000	11,991,990	11,991,990
U.S. Treasury Bills	Government	U.S. Treasury Bills, 2.713%, due 01/10/2008	12,000,000	11,991,990	11,991,990
U.S. Treasury Bills	Government	U.S. Treasury Bills, 2.713%, due 01/10/2008	12,000,000	11,991,990	11,991,990
U.S. Treasury Bills	Government	U.S. Treasury Bills, 2.713%, due 01/10/2008	12,000,000	11,991,990	11,991,990
U.S. Treasury Bills	Government	U.S. Treasury Bills, 2.713%, due 01/10/2008	12,000,000	11,991,990	11,991,990
U.S. Treasury Bills	Government	U.S. Treasury Bills, 2.713%, due 01/10/2008	12,000,000	11,991,990	11,991,990
U.S. Treasury Bills	Government	U.S. Treasury Bills, 2.471%, due 01/10/2008	36,033,000	36,011,065	36,011,065
Subtotal Government Securities (34.45% of total investments)				$163,925,625	$163,925,625
Cash
Subtotal Cash (3.88% of total investments)				$18,437,115	$18,437,115
Total investments, cash and cash equivalents				$471,941,793	$475,546,813
Liabilities in excess of other assets					$(225,287,476)
Net assets					$250,259,337
(1)	Portfolio company is not controlled by or affiliated with us as defined by the Investment Company Act of 1940.
(2)	Percentages represent interest rates in effect at December 31, 2007, and due dates represent the contractual maturity dates.
(3)	Fair value of targeted investments is determined by or under the direction of the Board of Directors.
(4)	All investments are in entities with primary operations in the United States of America.
(5)	Non-income producing securities.
(6)	Securities are subject to restrictions as to their sale.
(7)	Upon the March 30, 2006 closing of Venoco, Inc.’s TexCal acquisition, Venoco Inc.’s senior notes became collateralized by second priority liens.
(8)	Portfolio company is controlled by us as defined by the Investment Company Act of 1940.
(9)	Forbearance granted on maturity date until February 29, 2008. The Manager is in the process of renegotiating the Tranche B note with Resaca.
(10)	Maturity dated extended until March 31, 2008.
(11)	Non-accrual status.

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

Note 1: Organization

NGP Capital Resources Company (the “Company”) was organized as a Maryland corporation in July 2004. The Company has elected to be regulated as a business development company, (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for federal income tax purposes the Company has elected to be treated as a regulated investment company (“RIC”), under the Internal Revenue Code of 1986, as amended (the “Code”). The Company has several subsidiaries that are single member limited liability companies and wholly-owned limited partnerships established to hold certain portfolio investments or provide services to the Company in accordance with specific rules prescribed for a company operating as a RIC. These subsidiaries are: NGPC Funding GP, LLC, a Texas limited liability company; NGPC Nevada, LLC, a Nevada limited liability company; NGPC Funding, LP, a Texas limited partnership; NGPC Asset Holdings GP, LLC, a Texas limited liability company; NGPC Asset Holdings, LP, a Texas limited partnership; NGPC Asset Holdings II, LP, a Texas limited partnership (“NGPC II”); NGPC Asset Holdings III, LP, a Texas limited partnership and NGPC Asset Holdings V, LP, a Texas limited partnership. Effective May 28, 2008, NGPC Asset Holdings IV, LP merged with and into NGPC II. The Company consolidates the financial results of its subsidiaries for financial reporting purposes. The Company does not consolidate the financial results of its portfolio companies.

The Company was created to invest primarily in small and mid-size private energy companies, which, until July 21, 2008, were generally defined as companies that have net asset values or annual revenues of less than $500 million and are not issuers of publicly traded securities. On July 21, 2008, the Securities and Exchange Commission expanded the definition of eligible portfolio companies (“Eligible Portfolio Companies”) to include domestic operating companies with securities listed on a national securities exchange so long as the company has a market capitalization of less than $250 million. The Company’s investment objective is to generate both current income and capital appreciation through debt investments with certain equity components.

The Company is managed and advised, subject to the overall supervision of the Company’s Board of Directors, by NGP Investment Advisor, LP, (the “Manager”), a Delaware limited partnership owned by NGP Energy Capital Management, L.L.C. and NGP Administration, LLC (the “Administrator”), the Company’s administrator.

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

Cash and Cash Equivalents

Cash and cash equivalents include short-term, liquid investments in accounts such as demand deposit accounts, money market accounts, certain overnight investment sweep accounts and money market fund accounts. Cash and cash equivalents are carried at cost, which approximates fair value.

Prepaid Assets

Prepaid assets consist of premiums paid for directors’ and officers’ insurance and fidelity bonds with a policy term of one year and fees associated with the establishment of the policy or credit facility.

NGP CAPITAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

Note 2: Significant Accounting Policies  – (continued)

Concentration of Credit Risk

The Company places its cash and cash equivalents with financial institutions and, at times, cash held in checking or money market accounts may exceed the Federal Deposit Insurance Corporation insured limit. On September 15, 2008, Lehman Brothers Holdings Inc. (“Lehman Holdings”) filed for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court in the Southern District of New York. Subsidiaries of Lehman Holdings, including Lehman Brothers Inc. (“Lehman Brothers”) and Lehman OTC, were not included in the filing. The business of Lehman Brothers Private Investment Management (“PIM”), including the Company’s money market and bond holdings, was transferred during September 2008 to Barclays Wealth, the wealth management division of Barclays Bank PLC (“Barclays”), which operates in the United States as Barclays Capital Inc. As of December 31, 2008, the Company’s Barclays money market account balance was approximately $1.45 million and the fair market value of our senior notes and corporate notes were $5.76 million and $6.35 million, respectively. The Company currently believes that the transfer of its Lehman Brothers account to Barclays will not have a material adverse effect on its financial position, results of operations or cash flows.

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

The methodologies for determining estimated current market values of comparable securities include estimates based on: recent initial offerings of comparable securities of public and private companies; recent secondary market sales of comparable securities of public and private companies; current market implied interest rates for comparable securities in general; and current market implied interest rates for non-comparable securities in general, with adjustments for such things as size of issue, tenor, and liquidity. The investment team of the Manager considers some or all of the above valuation methods to determine the estimated current market value of a comparable security.

NGP CAPITAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

Note 2: Significant Accounting Policies  – (continued)

Debt Securities:  The Company records its investments in non-convertible debt securities at fair value which generally approximates cost plus amortized original issue discount, or OID, to the extent that the estimated asset or enterprise value of the portfolio company exceeds the outstanding debt of the portfolio company, subject to comparison to the estimated current market values of comparable securities. The Company records its investment in convertible debt securities at fair value which generally approximates the higher of: 1) cost plus amortized OID, to the extent that the estimated asset or enterprise value of the portfolio company equals or exceeds the outstanding debt of the portfolio company; and 2) the Company’s pro rata share, upon conversion, of the residual equity value of the portfolio company available after deducting all outstanding debt from its estimated enterprise value, both subject to comparison to the estimated current market values of comparable securities. If the estimated asset or enterprise value is less than the sum of the value of the Company’s debt investment and all other debt securities of the portfolio company pari passu or senior to the Company’s debt investment, the Company reduces the value of the debt investment beginning with the junior-most debt investment such that the asset or enterprise value less the value of the outstanding pari passu or senior debt is zero, subject to comparison to the estimated current market values of comparable securities. Investments in debt securities for which market quotations are readily available are recorded in the financial statements at such market quotations as of the valuation date adjusted for appropriate liquidity discounts, if applicable.

Equity Securities:  The Company records its investments in preferred and common equity securities (including warrants or options to acquire equity securities) at fair value based on its pro rata share of the residual equity value available after deducting all outstanding debt from the estimated enterprise value, subject to comparison to the estimated current market values of comparable securities.

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

Securities Transactions, Interest and Dividend Income Recognition

All securities transactions are accounted for on a trade-date basis. Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected. Premiums and discounts are accreted into interest income using the effective interest method. Detachable warrants, other equity securities or property interests such as overriding royalty interests obtained in conjunction with the acquisition of debt securities are recorded separately from the debt securities at their initial fair value, with a corresponding amount recorded as a discount to the associated debt security. Income from overriding royalty interests is recognized as received and the recorded assets are charged amortization using the units of production method. The portion of the loan origination fees paid that represent additional yield or discount on a loan are deferred and accreted into interest income over the life of the loan using the effective interest method. Upon the prepayment of a loan or debt security, any unamortized loan origination fees are recorded as interest income and any unamortized premium or discount is recorded as a realized gain or loss. Market premiums or discounts on acquired loans or fixed income investments are accreted into interest income using the effective interest method. Dividend income is recognized on the ex-dividend date. Accruing interest or dividends on investments is deferred when it is determined that the interest or dividend is not collectible. Collectability of the interest and dividends is assessed, based on many factors

NGP CAPITAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

Note 2: Significant Accounting Policies  – (continued)

including the portfolio company’s ability to service its loan based on current and projected cash flows as well as the current valuation of the portfolio company’s assets.

Payment-in-Kind Interest and Dividends

The Company may have investments in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK interest or dividends, computed at the contractual rate specified in each investment agreement, are added to the principal balance of the investment and recorded as interest or dividend income. For investments with PIK interest or dividends, the Company bases income accruals on the principal balance including any PIK. If the portfolio company’s asset valuation is not sufficient to cover the contractual interest, the Company will not accrue interest income or dividend income on the investment. To maintain the Company’s RIC status, this non-cash source of income must be paid out to stockholders in the form of dividends, even though the Company has not yet collected the cash. PIK interest income totaled $2.3 million net of a $0.2 million reserve in 2008, $4.5 million net of a $0.3 million reserve in 2007, and $0.8 million with no reserve in 2006. PIK dividend income was zero after reserving the entire $0.3 million in 2008, $0.2 million after reserving $0.1 million in 2007, and $0.1 million, with no reserve in 2006.

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

Fee Income Recognition

Fees primarily include financial advisory, transaction structuring, loan administration, commitment and prepayment fees. Financial advisory fees represent amounts received for providing advice and analysis to companies and are recognized as earned when such services are performed provided collection is probable. Transaction structuring fees represent amounts received for structuring, financing, and executing transactions and are generally payable only if the transaction closes. Such fees are deferred and accreted into interest income over the life of the loan using the effective interest method. Commitment fees represent amounts received for committed funding and are generally payable whether or not the transaction closes. On transactions that close within the commitment period, commitment fees are deferred and accreted into interest income over the life of the loan using the effective interest method. Commitment fees on transactions that do not close are generally recognized over the time period the commitment is outstanding. Prepayment and loan administration fees are recognized as they are received. Included in interest income is approximately $1.5 million in 2008, $3.0 million in 2007 and $1.4 million in 2006 of such accreted fee income.

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

NGP CAPITAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

Note 2: Significant Accounting Policies  – (continued)

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

For the period ended December 31, 2004, the Company was treated as a “C” corporation and had no taxable income and therefore did not declare a dividend for that period. The following table summarizes the Company’s dividend history:

Dividend History

Declaration Date	Amount	Record Date	Payment Date
March 18, 2005	$0.120	March 31, 2005	April 15, 2005
June 17, 2005	$0.125	June 30, 2005	July 15, 2005
September 19, 2005	$0.140	September 30, 2005	October 14, 2005
December 15, 2005	$0.275	December 27, 2005	January 4, 2006
March 10, 2006	$0.160	March 31, 2006	April 17, 2006
June 14, 2006	$0.180	June 30, 2006	July 14, 2006
September 14, 2006	$0.250	September 29, 2006	October 13, 2006
December 7, 2006	$0.330	December 19, 2006	December 29, 2006
March 19, 2007	$0.265	March 30, 2007	April 13, 2007
June 13, 2007	$0.310	June 29, 2007	July 13, 2007
September 12, 2007	$0.350	September 28, 2007	October 12, 2007
December 12, 2007	$0.515	December 28, 2007	January 4, 2008
March 19, 2008	$0.400	March 31, 2008	April 11, 2008
June 9, 2008	$0.400	June 30, 2008	July 11, 2008
September 10, 2008	$0.400	September 30, 2008	October 10, 2008
December 19, 2008	$0.410	December 29, 2008	January 5, 2009

The Company has established an “opt out” dividend reinvestment plan for its common stockholders. As a result, if the Company declares a dividend, then a stockholder’s cash dividend will be automatically reinvested in additional shares of the Company’s common stock unless the stockholder, or his or her broker, specifically “opts out” of the dividend reinvestment plan and elects to receive cash dividends. It is customary practice for many brokers to “opt out” of dividend reinvestment plans on behalf of their clients unless specifically instructed otherwise. As of December 31, 2008, holders of 1,749,954 shares, or approximately 8.1% of outstanding shares, were participants in the Company’s dividend reinvestment plan.

The Company’s plan provides for the plan agent to purchase shares in the open market for credit to the accounts of plan participants unless the average of the closing sales prices for the shares for the five days immediately preceding the payment date exceeds 110% of the most recently reported net asset value per share.

NGP CAPITAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

Note 2: Significant Accounting Policies  – (continued)

The table below summarizes participation in the Company’s dividend reinvestment plan:

Dividend Reinvestment Plan Participation

Dividend	Participating Shares	Percentage of Outstanding Shares	Total Distribution	Cash Dividends	Common Stock Dividends
					Purchased in Open Market		Newly Issued Shares
							Amount	Shares
March 2005	—	0.0%	$2,088,012	$2,088,012	$—-		$—	—
June 2005	1,215,870	7.0%	$2,175,013	$2,023,029	$151,984		$—	—
September 2005	1,488,904	8.6%	$2,436,014	$2,227,567	$208,447		$—	—
December 2005	1,660,140	9.5%	$4,785,028	$4,328,488	$456,540		$—	—
March 2006	1,618,940	9.3%	$2,784,016	$2,524,986	$259,030		$—	—
June 2006	1,410,227	8.1%	$3,132,018	$2,878,177	$253,841		$—	—
September 2006	1,270,634	7.3%	$4,350,025	$4,032,366	$317,659		$—	—
December 2006	1,111,045	6.4%	$5,742,033	$5,375,388	$—		$366,645	22,168
March 2007	1,355,671	7.8%	$4,616,901	$4,257,648	$—		$359,253	22,692
June 2007	1,363,066	7.8%	$5,407,938	$4,985,387	$—		$422,550	24,694
September 2007	1,438,143	8.2%	$6,114,379	$5,611,029	$—		$503,350	30,678
December 2007	1,605,164	9.2%	$9,012,670	$8,186,011	$826,659		$—	—
March 2008	1,693,284	9.7%	$7,000,133	$6,322,815	$—		$677,318	41,482
June 2008	1,655,552	9.4%	$8,651,281	$7,989,060	$662,221		$—	—
September 2008	1,739,829	8.0%	$8,651,281	$7,955,350	$695,931		$—	—
December 2008	1,749,954	8.1%	$8,867,563	$8,150,082	$717,481	(1)	$—	—

(1)	Shares were purchased on January 5, 2009 for the December 2008 dividend. See above and Note 4 for further detail.

Note 3: Credit Facilities and Borrowings

Under the terms of the Company’s Treasury Secured Revolving Credit Agreement (as amended, the “Treasury Facility”), the lenders party thereto and SunTrust Bank, as administrative agent for the lenders, have extended credit available under the Treasury Facility to an amount not to exceed $175 million by obtaining additional commitments from existing lenders or new lenders. The total amount committed and outstanding under the Treasury Agreement as of December 31, 2008 was $75.0 million compared to the $126.25 million balance as of December 31, 2007. Proceeds from the Treasury Facility are used to facilitate the growth of the Company’s investment portfolio and provide flexibility in the sizing of its portfolio investments. The Treasury Facility has a three-year term, maturing August 31, 2009, and bears interest, at the Company’s option, at either (i) LIBOR plus 25 basis points or (ii) the base rate. On September 29, 2008, the required lenders exercised their option to convert pricing of the Treasury Facility from LIBOR-based to Prime-based. The prime rate was 5% as of September 29, 2008 and 3.25% as of December 31, 2008. As of December 31, 2008, the interest rate on our outstanding borrowings under the Treasury Facility was 3.25% (Prime rate) on $75.0 million.

The obligations under the Treasury Facility are collateralized by certain securities and are guaranteed by the Company’s existing and future subsidiaries, other than special purpose subsidiaries and certain other subsidiaries. The Treasury Facility contains affirmative and reporting covenants and certain financial ratio and restrictive covenants, including: (a) maintaining a ratio of net asset value to consolidated total indebtedness (excluding net hedging liabilities) of the Company and its subsidiaries, of not less than 2.25:1.0, (b) maintaining a ratio of net asset value to consolidated total indebtedness (including net hedging liabilities) of the Company and its subsidiaries, of not less than 2.0:1.0, (c) maintaining a ratio of net income (excluding revenue from cash collateral) plus interest, taxes, depreciation and amortization expenses (“EBITDA”) to interest expense (excluding interest on loans under the Treasury Facility) of the Company and its subsidiaries of not less than 3.0:1.0, (d) maintaining a ratio of collateral to the aggregate principal amount of loans under the Treasury Facility of not less than 1.01:1.0,

NGP CAPITAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

Note 3: Credit Facilities and Borrowings  – (continued)

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

Under the terms of the Company’s Amended and Restated Revolving Credit Agreement (as amended, the “Investment Facility”), the lenders have agreed to extend revolving credit to the Company in an amount not to exceed $87.5 million, with the ability to increase the credit available to an amount not to exceed $175 million by obtaining additional commitments from existing lenders or new lenders. The total amount committed was $87.5 million and $45.0 million was outstanding under the Investment Facility as of December 31, 2008. By comparison, the total amount committed as of December 31, 2007 was $100 million and $89.75 million was outstanding under the Investment Facility. The Investment Facility has a four-year term, maturing on August 31, 2010, and bears interest, at the Company’s option, at either (i) LIBOR plus 150 to 250 basis points, based on the degree of leverage of the Company or (ii) the base rate plus 0 to 75 basis points, based on the degree of leverage of the Company. Proceeds from the Investment Facility will be used to supplement the Company’s equity capital to make portfolio investments. As of December 31, 2008, the interest rate was 3.50% on $45 million (Prime plus 25 basis points).

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

The Manager has agreed to waive permanently, subsequent to September 30, 2007, that portion of the management fee attributable to U.S. Treasury securities acquired with borrowings under the credit facilities to the extent the amount of such securities exceeds $100 million.

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

NGP CAPITAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

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

The Company has issued a total of 141,714 shares of common stock to participants in the dividend reinvestment plan since the inception of the plan. See Dividends in Note 2.

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

All of the $2,016,214 management and incentive fees payable to the Manager as of December 31, 2008 are the base management fee for the quarter ended December 31, 2008.

NGP CAPITAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

Note 5: Investment Management  – (continued)

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

No investment income incentive fee was earned for the year ended December 31, 2008, compared to $88,060, and $15,834 for the years ended December 31, 2007 and 2006, respectively . The incentive fees due in any fiscal quarter will be calculated as follows:

•	no incentive fee in any fiscal quarter in which the Company’s net investment income does not exceed the hurdle rate.
•	20% of the amount of the Company’s net investment income, if any, that exceeds the hurdle rate in any fiscal quarter.

The second part of the incentive fee (the “Capital Gains Fee”) is determined and payable in arrears as of the end of each fiscal year (or upon termination of the investment advisory agreement, as of the termination date), and equals (1) 20% of (a) the Company’s net realized capital gain (realized capital gains less realized capital losses) on a cumulative basis from the closing date of the Company’s initial public offering to the end of such fiscal year, less (b) any unrealized capital depreciation at the end of such fiscal year, less (2) the aggregate amount of all Capital Gains Fees paid to the Manager in prior fiscal years. Capital gains incentive fees earned for the years 2008, 2007, and 2006 were $0, $348,515, and $0 respectively.

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

The investment advisory agreement was originally approved by the Company’s Board of Directors on November 9, 2004. The investment advisory agreement provides that unless terminated earlier as described below,

NGP CAPITAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

Note 5: Investment Management  – (continued)

the agreement shall remain in effect from year-to-year after November 9, 2006, provided continuation is approved at least annually by the Board of Directors or by the affirmative vote of the holders of a majority of the Company’s outstanding voting securities, including, in either case, approval by a majority of the Company’s directors who are not interested persons. On October 30, 2008, the Company’s Board of Directors, including all of the independent directors, approved an extension of the investment advisory agreement through November 9, 2009.

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

Pursuant to the investment advisory agreement, the compensation and routine overhead expenses of the investment professionals of the Company’s management team and their respective staffs, when and to the extent engaged in providing management and investment advisory services to the Company, will be paid for by the Manager. The Company will bear all other costs and expenses of our operations and transactions.

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

Of the $512,926 in accounts payable as of December 31, 2008, $203,080 is due to the Administrator for expenses incurred on the Company’s behalf for the month of December 2008.

NGP CAPITAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

Note 5: Investment Management  – (continued)

The administration agreement was originally approved by the Company’s Board of Directors on November 9, 2004. The administration agreement provides that unless terminated earlier the agreement will continue in effect until November 9, 2006, and from year-to-year thereafter provided such continuance is approved at least annually by (i) the Company’s Board of Directors and (ii) a majority of the Company’s directors who are not parties to the administration agreement or “interested persons” of any such party. On October 30, 2008, the Company’s Board of Directors, including all of the independent directors, approved the continuation of the administration agreement through November 9, 2009.

The foregoing description of the administration agreement is qualified in its entirety by reference to the full text of the document, a copy of which was filed as Exhibit 10.2 to the Company’s Form 10-K for the year ended December 31, 2004, and is incorporated herein by reference.

Note 6: Organizational Expenses and Offering Costs

A portion of the net proceeds of the Company’s initial offering on November 9, 2004 were used for organizational expenses and offering costs of approximately $705,000 and $2,308,000, respectively, recognized in fiscal year 2004. For the twelve months ended December 31, 2005, the Company recognized organizational expenses and offering costs of approximately $1,100 and $7,600, respectively. A portion of the net proceeds of the Company’s secondary offering on February 6, 2008 were used for offering costs of approximately $781,000 and recognized in 2008. Organizational expenses were expensed as incurred. Offering costs were charged to paid-in capital in excess of par.

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

For the years ending December 31, 2005, 2006, 2007 and 2008, the Company met all RIC requirements. The Company distributed substantially all of its investment company taxable income for 2005, 2006, 2007 and 2008. Thus, the Company did not incur any federal income tax liability for either period.

When a “C” corporation qualifies to be taxed as a RIC, it is subject to corporate-level tax on appreciation inherent in its assets on the date it becomes a RIC (i.e., built-in gain) that it recognizes within the first 10 years of its RIC status. A RIC generally may use loss carryforwards arising in taxable years while it was a “C” corporation to reduce its net recognized built-in gain, although a RIC is not otherwise allowed to utilize such loss carryforwards. Because the Company intends to qualify as a RIC under Subchapter M of the Code

NGP CAPITAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

Note 7: Federal Income Taxes  – (continued)

for 2005 and later years, it is uncertain whether the Company will fully utilize the tax benefit of its loss carryforward.

The Company’s consolidated subsidiaries, NGPC Asset Holdings, LP, NGPC Asset Holdings II, LP, NGPC Asset Holdings III, LP, and NGPC Asset Holdings V, LP, collectively (“NGPCAH”), are subject to federal income taxes. Certain taxable subsidiaries operated at a loss and the Company placed a valuation allowance on these amounts per the table below. Deferred income tax provisions result from temporary differences in the recognition of income and expenses for financial reporting purposes and for income tax purposes. Of the total net deferred tax assets of $3,800,000, $200,000 are current deferred tax assets and $3,600,000 are non-current deferred tax assets. The significant components of the income tax effects of these temporary differences, representing deferred income tax assets are as follows:

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Deferred tax assets
Net operating loss carryforwards	$459,071	$33,866	$156,674
Investment in partnerships	4,118,363
Net organization costs	27,957	75,884	123,811
Total gross deferred tax assets	4,605,391	109,750	280,485
Less valuation allowance	(592,474)	(109,750)	(280,485)
Net deferred tax assets	4,012,917	—	—
Deferred tax liabilities
Investment in partnerships	(212,917)	—	—
Prepaid expenses	—	—	—
Total gross deferred tax liabilities	(212,917)	—	—
Net deferred tax assets	$3,800,000	$—	$—

Federal and state income tax provisions on net investment income and capital gains of the Company and its taxable consolidated subsidiaries are as follows:

	Year Ended December 31,
	2008	2007	2006
Current:
U.S. federal-net investment income	$(1,131,941)	$122,808	$—
U.S. federal-capital gains	4,500,000	—	—
	$3,368,059	$122,808	$—
Deferred:
U.S. federal-net investment income	$(3,800,000)	$—	$—
U.S. federal-capital gains	—	—	—
	$(3,800,000)	$—	$—
Total:
U.S. federal-net investment income	$(4,931,941)	$122,808	$—
U.S. federal-capital gains	4,500,000	—	—
	$(431,941)	$122,808	$—

NGP CAPITAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

Note 7: Federal Income Taxes  – (continued)

Actual income tax expense differs from income tax expense computed by applying the U.S. federal statutory corporate rate of 34% to net investment income before provision for income taxes. These differences and the differences between the effective income tax rate and the statutory Federal tax rate were as follows:

	Year Ended December 31,
	2008		2007		2006
Provision (benefit) at the statutory rate	$(4,660,775)	34%	$10,536,812	34%	$5,100,414	34%
Increase resulting from:
RIC loss (income) not subject to income taxes	3,893,353	(28%)	(7,651,610)	(25%)	(5,106,410)	(34%)
Valuation allowance	416,692	(3%)	—	0%	—	0%
Other	(81,211)	1%	(2,762,394)	(9%)	5,996	0%
	$(431,941)	3%	$122,808	0%	$—	0%

Note 8: Commitments and Contingencies

As of December 31, 2008, the Company had investments in or commitments to fund investments to nineteen portfolio companies totaling $364.5 million, of which $296.0 million was outstanding and $68.5 remained available. In addition, the Company has continuing obligations under the investment advisory agreement with the Manager and the administration agreement with the Administrator. The agreements provide that, absent willful misfeasance, bad faith or gross negligence in the performance of its duties or the reckless disregard of its duties and obligations, the Manager, the Administrator and its officers, managers, agents, employees, controlling persons, members and any other person or entity affiliated with them will be entitled to indemnification from the Company for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of the Manager’s or Administrator’s services under the agreements or otherwise as the Company’s investment adviser or administrator. The agreements also provide that the Manager, the Administrator and their affiliates will not be liable to the Company or any stockholder for any error of judgment, mistake of law, any loss or damage with respect to any of the Company’s investments, or any action taken or omitted to be taken by the Manager or the Administrator in connection with the performance of any of their duties or obligations under the agreements or otherwise as investment adviser or administrator to the Company, except to the extent specified in Section 36(b) of the 1940 Act concerning loss resulting from a breach of fiduciary duty with respect to the receipt of compensation for services. In the normal course of business, the Company enters into a variety of undertakings containing a variety of representations that may expose the Company to some risk of loss. The amount of future loss, if any arising from such undertakings, while not quantifiable, is not expected to be significant.

NGP CAPITAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

Note 9: Dividends and Distributions

The Company declared dividends for the year ended December 31, 2008 totaling $33,170,257, or $1.61 per share. For tax purposes, 81.49%, or approximately $27,031,362 of the dividends were paid from ordinary income and 18.51% or approximately $6,138,895 of the dividends were paid from long-term capital gains. The following table summarizes the Company’s dividend history.

Dividend History

Declaration Date	Amount	Record Date	Payment Date
March 18, 2005	$0.120	March 31, 2005	April 15, 2005
June 17, 2005	$0.125	June 30, 2005	July 15, 2005
September 19, 2005	$0.140	September 30, 2005	October 14, 2005
December 15, 2005	$0.275	December 27, 2005	January 4, 2006
March 10, 2006	$0.160	March 31, 2006	April 17, 2006
June 14, 2006	$0.180	June 30, 2006	July 14, 2006
September 14, 2006	$0.250	September 29, 2006	October 13, 2006
December 7, 2006	$0.330	December 19, 2006	December 29, 2006
March 19, 2007	$0.265	March 30, 2007	April 13, 2007
June 13, 2007	$0.310	June 29, 2007	July 13, 2007
September 12, 2007	$0.350	September 28, 2007	October 12, 2007
December 12, 2007	$0.515	December 28, 2007	January 4, 2008
March 19, 2008	$0.400	March 31, 2008	April 11, 2008
June 9, 2008	$0.400	June 30, 2008	July 11, 2008
September 10, 2008	$0.400	September 30, 2008	October 10, 2008
December 19, 2008	$0.410	December 29, 2008	January 5, 2009

NGP CAPITAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

Note 9: Dividends and Distributions  – (continued)

The following table summarizes the differences between financial statement net increase in net assets resulting from operations and taxable income available for distribution to shareholders for the years ending December 31, 2008, 2007 and 2006:

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Net increase (decrease) in net assets resulting from operations	$(13,276,222)	$30,867,816	$15,001,218
Adjustments
Net change in unrealized (appreciation) depreciation	51,605,789	(5,008,291)	1,299,127
Amortization of organization costs	(140,962)	(140,962)	(140,962)
Amortization of insurance premiums	791,394	560,800	564,308
Insurance premiums deducted in prior year	(789,644)	(791,677)	(523,562)
Net income from consolidating affiliate	(169,808)	(305,350)	(411,832)
Revenue from affiliates	320,000	—	—
Administrative fees from affiliate	108,442	444,070	408,337
Realized gain of affiliate	(13,286,596)	(453,701)	—
Dividend income from consolidating affiliate	6,500,000	—	—
Allowance for uncollectible interest and dividends	3,269,715	323,820	—
State taxes, tax interest and fees of affiliate	152,125	—	—
Non-deductible incentive fees	—	348,515	—
Prior year post October loss reversed	—	(71,458)	—
Prior year capital loss carryforward	—	(174,401)	—
Non-deductible excise tax for the year 2006	—	12,218	—
Undistributed net realized capital losses	—	—	245,859
Income tax (benefit)/provision on capital gains	(431,941)	—	—
Other	12,280	18,418	19,205
Taxable income available for distribution to shareholders	34,664,572	25,629,817	16,461,698
Less:
Dividends paid	33,170,257	25,151,888	16,008,092
Prior year Section 855 dividends	(543,997)	(634,676)	(181,070)
Under (over) distribution of taxable income	$2,038,312	$1,112,605	$634,676

As of December 31, 2008, the components of net assets (excluding paid in capital) on a tax basis consisted of current distributable ordinary income of $2,038,312, and net unrealized depreciation of portfolio securities, corporate notes and commodity derivative instruments of $48,000,769. There were no undistributed long-term gains for the year ended December 31,2008. The temporary timing differences between book and tax amounts consist of organization costs, amortization of insurance premiums, and uncollectible interest and dividend income.

At December 31, 2008 the aggregate cost of securities for federal income tax purposes was $306.8 million.

Note 10: Reclassifications

GAAP requires adjustments to certain components of net assets to reflect permanent differences between financial and tax reporting. These reclassifications have no effect on total net assets or net asset value per share. During the years ended December 31, 2008, 2007 and 2006, $135,563, $64,170 and $15,710, respectively, have

NGP CAPITAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

Note 10: Reclassifications  – (continued)

been reclassified from undistributed net investment income (loss) to paid-in capital in excess of par. For the year ended December 31, 2008, $7,433,016 was reclassified from undistributed net realized capital gain (loss) to paid-in capital in excess of par. During the years ended December 31, 2007 and 2006 there were no reclassifications from undistributed net realized capital gain (loss) to paid-in capital in excess of par. These reclassifications are primarily due to non-deductible meal expenses, non-deductible excise taxes, and income and expenses from a wholly owned subsidiary.

Note 11: Subsequent Events

In January 2009, the Company repaid the entire $45 million balance on its Investment Credit Facility. As of the date of this release, the Company has no outstanding borrowings under the Investment Facility; therefore the entire $87.5 million committed is available. Presently, the only outstanding indebtedness of the Company is $75 million under its Treasury Facility which is fully secured by cash or U.S. Treasuries.

In February 2009, the Company accelerated and demanded immediate repayment of its $37.3 million Senior Secured Note from Formidable, LLC. The Company also made demand on a partial guaranty from the principal owner of Formidable, LLC. At this time, the Company is pursuing a number of options with respect to Formidable, LLC, including an outright sale of the properties, a negotiated deed-in-lieu of foreclosure on the properties and foreclosure on the properties.

In March 2009, the Company restructured its $14 million Second Lien Term Loan B from Nighthawk. Terms of the restructuring include increasing the interest rate on the notes from 15% to 21%, with the additional 6% interest payable in kind at the option of Nighthawk. In addition, the warrant position granted to the lenders increased from 15% to 40% of the equity of Nighthawk, increasing the Company’s warrant position from 2.5% to 6.8% of the outstanding equity of Nighthawk. The maturity of the notes, set at October 3, 2010, did not change.

Note 12: Supplemental Disclosure of Cash Flow Information

Non-cash operating activities for the year ended December 31, 2008, included payment-in-kind interest income of $2,335,374, and net changes in amortizations consisting of amortization of original issue discount of $1,473,875, less amortization of basis in limited term royalty interests of $8,495,209 and amortization of basis in overriding royalty interests of $83,989. The net change in prepaid credit facility fees, insurance premiums, prepaid taxes and prepaid offering costs was a reduction of $121,750, resulting from additions of $2,239,389 (including $550,616 of prepaid offering costs) less amortization of $1,621,873 and a $739,266 reclassification to paid-in capital.

Non-cash operating activities for the year ended December 31, 2007, included net changes in amortizations consisting of amortization of original issue discount of $3,004,480 less amortization of basis in overriding royalty interests of $43,120, payment-in-kind interest income of $4,453,300 and payment-in-kind stock dividends of $154,580. The net change in prepaid credit facility fees, insurance premiums and prepaid offering costs was $422,154, resulting from additions of $1,461,871 less amortization of $1,039,717.

Note 13: Fair Value

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

As of January 1, 2008, the Company adopted Statement 157. The Company has performed an analysis of all existing investments and derivative instruments to determine the significance and character of all inputs to their

NGP CAPITAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

Note 13: Fair Value  – (continued)

fair value determination. Based on this assessment, the adoption of this standard did not have a material effect on the Company’s net asset value. However, the adoption of the standard does require the Company to provide additional disclosures about the inputs used to develop the measurements and the effect of certain measurements on changes in net assets for the reportable periods as contained in the Company’s periodic filings.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets that were accounted for at fair value on a recurring basis as of December 31, 2008. As required by Statement 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. The fair value of the crude oil and natural gas options are estimated using a combined income and market based valuation methodology based upon forward commodity price and volatility curves. The curves are obtained from independent pricing services reflecting broker market quotes.

The following table presents the Company’s assets measured at fair value on a recurring basis at December 31, 2008:

Assets at Fair Value	Total	Quoted Prices in Active Markets (Level 1)	Prices with Observable Market Inputs (Level 2)	Unobservable Inputs (Level 3)
Long Term Investments	$250,579,568	$—	$—	$250,579,568
Crude Oil Put Options	7,279,388	—	—	7,279,388
Natural Gas Put Options	933,484	—	—	933,484
Total Assets at Fair Value	$258,792,440	$—	$—	$258,792,440

The Company did not have any liabilities that were measured at fair value on a recurring basis at December 31, 2008.

NGP CAPITAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

Note 13: Fair Value  – (continued)

The following table presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at December 31, 2007 and at December 31, 2008.

Assets at Fair Value Using Unobservable Inputs (Level 3)	Long Term Investments
Balance as of December 31, 2007	$272,348,573
Transfers in (out) of Level 3	20,835,500
Net investment income (loss)	(7,105,321)
Net realized gains (losses)	19,251,090
Net unrealized gains (losses)	(51,605,789)
Purchases, sales and redemptions	5,068,387
Balance as of December 31, 2008	$258,792,440

Of the $51,605,789 net unrealized losses presented in the table above, $8,740,359 relates to the reversals of unrealized gains recognized in 2007 and offset in 2008 by realized gains. Unrealized gains of $38,885 were related to redemptions of warrants and ORRI, leaving the remaining $42,904,315 related to investments that are still held at December 31, 2008. The Company presents these unrealized losses on the Consolidated Statement of Operations as net increase (decrease) in unrealized appreciation (depreciation) on portfolio securities, corporate notes and commodity derivative instruments. The $20,835,500 in transfers into Level 3 consisted of senior notes and corporate notes that were classified as Level 2 as of March 31, 2008, but determined to be Level 3 as of June 30, 2008.

Note 14: Commodity Derivative Instruments

The Company acquired a limited term royalty interest from ATP Oil & Gas Corporation and will receive royalty payments from this investment that are based on crude oil and natural gas production and prices. As a result, the Company is exposed to fluctuations in crude oil and natural gas prices. As of June 4, 2008, the Company had entered into option contracts to manage the price risk associated with these royalty payments. The Company accounts for derivative instruments and hedging activities in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company does not account for these instruments by hedge accounting, and as a result, we recognize the change in the instruments’ fair value currently on the Consolidated Statement of Operations as net increase (decrease) in unrealized appreciation (depreciation) on portfolio securities, corporate notes and commodity derivative instruments.

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

The components of gains (losses) on commodity derivative instruments are as follows:

	For the Years Ended
	December 31, 2008	December 31, 2007
Unrealized gains (losses) on commodity derivatives	$7,438,777	$—
Realized gains (losses) on commodity derivatives	2,315,484	—
Net gains (losses) on commodity derivative instruments	$9,754,261	$—

The unrealized gains (losses) on commodity derivatives are included in net increase (decrease) and unrealized appreciation (depreciation) on portfolio securities, corporate notes and commodity derivative instruments.

The realized gains (losses) on commodity derivatives are composed of revenues received on favorable expired options less the cost of all expired positions and are included in interest income.

NGP CAPITAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

Note 14: Commodity Derivative Instruments  – (continued)

Below is a summary of the Company’s commodity derivative instruments as of December 31, 2008.

	Volumes Bbls/Mmbtus	Weighted Average Strike Price per Bbl/Mmbtu	Fair Value at December 31, 2008
Oil:
Put options:
2009	137,500	$98.00	7,044,938
2010	7,000	$85.00	234,450
Total oil	144,500		$7,279,388
Natural gas:
Put options:
2009	242,000	$10.00	933,484
Total natural gas	242,000		$933,484
Total oil & natural gas put options			$8,212,872

Note 15: Recent Accounting Pronouncements

In March 2008, FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements about the fair value of derivative instruments and their gains or losses in tabular format and information about credit risk related contingent features in derivative agreements, counterparty credit risk, and the company’s strategies and objectives for using derivative instruments. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and as such, will be adopted by the Company on January 1, 2009. SFAS No. 161 will only affect future disclosures about our derivative instruments and hedging activities.

In September 2006, FASB issued Statement 157, Fair Value Measurements, which establishes a framework for measuring fair value and requires additional disclosures about fair value measurements. Beginning January 1, 2008, the Company partially applied Statement 157 as allowed by FASB Staff Position (FSP) 157-2, which delayed the effective date of Statement 157 for nonrecurring fair value measurements associated with the Company’s nonfinancial assets and liabilities. As of January 1, 2008, the Company has applied the provisions of Statement 157 to its recurring fair value measurements and the impact was not material. See Note 13 for disclosure of fair value measurements for the Company’s financial instruments. Under FSP 157-2, the Company will be required to apply Statement 157 to its nonrecurring fair value measurements associated with its nonfinancial assets and liabilities beginning January 1, 2009.

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

NGP CAPITAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

Note 16: Financial Highlights

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED FINANCIAL HIGHLIGHTS

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005	Period August 6, 2004 (Commencement of Operations) Through December 31, 2004
Per Share Data(1)
Net asset value, beginning of period	$14.30	$13.96	$14.02	$14.03	$15.00
Increase in net assets as a result of secondary public stock offering	0.40	—	—	—	—
Underwriting discounts and commissions related to public stock offerings	(0.15)	—	—	—	(0.82)
Other costs related to public stock offerings	(0.03)	—	—	—	(0.13)
Net increase in net assets from public offerings	0.22	—	—	—	(0.95)
Net asset value after public stock offerings	14.52	13.96	14.02	14.03	14.05
Net investment income (loss)	1.09	1.09	0.95	0.60	(0.03)
Net realized and unrealized gain (loss) on portfolio securities, corporate notes and commodity derivative instruments	(1.71)	0.69	(0.09)	0.05	0.01
Net increase (decrease) in stockholders’ equity (net assets) resulting from operations	(0.62)	1.78	0.86	0.65	(0.02)
Dividends declared	(1.61)	(1.44)	(0.92)	(0.66)	—
Net asset value, end of period	$12.29	$14.30	$13.96	$14.02	$14.03
Market value, beginning of period	$15.63	$16.75	$13.13	$15.37	$15.00
Market value, end of period	$8.37	$15.63	$16.75	$13.13	$15.37
Market value return(2)	(39.42%)	2.00%	35.60%	(10.67%)	2.47%
Net asset value return(2)	(2.78%)	11.97%	5.84%	4.49%	(6.47%)
Ratios and Supplemental Data ($ and shares in thousands)
Net assets, end of period	$265,823	$250,259	$243,258	$243,898	$244,039
Average net assets	$258,041	$246,759	$243,578	$243,969	$76,367
Common shares outstanding at end of period	21,628	17,500	17,422	17,400	17,400
Total operating expenses less management and incentive fees and interest expense/average net assets	1.77%	1.65%	1.51%	1.23%	1.30%
Total operating expenses less management and incentive fees/average net assets	4.35%	4.65%	2.56%	1.31%	1.30%
Total operating expenses/average net assets	7.29%	7.44%	4.50%	2.83%	1.89%
Net investment income (loss)/average net assets	9.14%	7.76%	6.79%	4.27%	(0.77%)
Net increase (decrease) in net assets resulting from operations/average net assets	(5.15%)	12.51%	6.16%	4.65%	(0.39%)
Portfolio turnover rate	28.82%	51.21%	25.24%	13.77%	0.00%

(1)	Per Share Data is based on common shares outstanding at end of period.
(2)	Return calculations assume reinvestment of dividends and are not annualized.

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

Note 17: Selected Quarterly Financial Data (unaudited)
(In Thousands, Except Per Share Amounts)

Quarter Ended	Investment Income		Net Investment Income		Net Realized and Unrealized Gain (Loss) on Portfolio Securities, Corporate Notes and Commodity Derivative Instruments		Net Increase (Decrease) in Net Assets from Operations
	Total	Per Share	Total	Per Share	Total	Per Share	Total	Per Share
March 31, 2006	$4,996	$0.29	$2,990	$0.17	$(1,146)	$(0.07)	$1,844	$0.10
June 30, 2006	$6,000	$0.34	$3,888	$0.22	$(1,360)	$(0.07)	$2,528	$0.15
September 30, 2006	$7,557	$0.43	$4,739	$0.28	$601	$0.03	$5,341	$0.31
December 31, 2006	$8,964	$0.51	$4,929	$0.28	$360	$0.02	$5,289	$0.30
March 31, 2007	$8,477	$0.49	$4,417	$0.25	$3,730	$0.22	$8,147	$0.47
June 30, 2007	$9,744	$0.56	$4,511	$0.26	$8,958	$0.52	$13,469	$0.78
September 30, 2007	$9,059	$0.52	$5,258	$0.31	$(1,063)	$(0.07)	$4,195	$0.24
December 31, 2007	$10,219	$0.58	$4,952	$0.27	$105	$0.02	$5,057	$0.29
March 31, 2008	$9,538	$0.55	$4,141	$0.24	$(1,746)	$(0.10)	$2,395	$0.14
June 30, 2008	$8,197	$0.38	$3,759	$0.13	$1,611	$0.09	$5,371	$0.25
September 30, 2008	$9,870	$0.46	$4,266	$0.19	$10,188	$0.47	$14,454	$0.66
December 31, 2008	$9,856	$0.46	$11,412	$0.53	$(46,908)	$(2.17)	$(35,496)	$(1.67)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

We maintain controls and procedures (as defined in 13a-15(e) and 15d-15(e) of the Exchange Act) designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported on a timely basis and accumulated and made known to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures.

In connection with the preparation of this Annual Report on Form 10-K, as of the end of the fiscal period covered by this Annual Report on Form 10-K (December 31, 2008), the Company performed an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act.

Based on the Company’s evaluation and the identification of the material weakness in internal control over financial reporting described below, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2008, our disclosure controls and procedures were not effective. In light of this material weakness, the Company performed additional analysis and post-closing procedures to ensure its financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects the Company’s financial condition, results of operations and cash flows for the period presented.

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

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2008. In making its assessment of internal control over financial reporting, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commissions (COSO) in Internal Control — Integrated Framework. Based on the results of this evaluation, management has determined that, as of December 31, 2008, our internal control over financial reporting was not effective based on the criteria in Internal Control — Integrated Framework issued by COSO, due to the material weakness in the Company's internal control over financial reporting described below.

A material weakness in internal control over financial reporting is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

Management’s assessment identified a material weakness in the Company’s internal control over financial reporting. As of December 31, 2008, the Company did not maintain effective controls over the determination and reporting of the provision for income taxes. Specifically, management did not perform a sufficiently precise review to ensure the completeness and accuracy of the Company’s calculation of its income tax provision and deferred income tax assets and liabilities. This deficiency resulted in errors in the annual tax provision and deferred income tax assets and liabilities for the fiscal year ended December 31, 2008 (which resulted in audit adjustments to our consolidated financial statements). Additionally, this control deficiency could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected. Accordingly, we have concluded that this deficiency in our internal control over financial reporting constitutes a material weakness. These audit adjustments were recorded prior to the release of our fiscal 2008 earnings announcement on March 12, 2008, filed on a Current Report on Form 8-K, and did not impact previously filed financial statements.

Our independent registered public accounting firm that has audited our financial statements has also audited the effectiveness of our internal control over financial reporting as of December 31, 2008, as stated in their report included herein.

Remediation Plans

The remediation efforts, as outlined below, are designed to address the material weakness identified by management and to strengthen the Company’s internal control over financial reporting.

In the first quarter of 2009, the Company is taking the following steps to address this material weakness and to improve its internal controls over financial reporting:

•	improving procedures for the calculation and reconciliation process of our deferred income tax assets and liabilities, including validation of underlying supporting data;
•	engagement of external tax experts, as needed, to support the Company’s financial closing and reporting process; and
•	enhancing quarterly management review of the calculation of the deferred income tax assets and liabilities and underlying supporting data.

We anticipate that these remediation actions will represent ongoing improvement measures. While we have taken steps to begin remediation of the material weakness, additional measures may be required. We will assess the effectiveness of our remediation efforts in connection with our management's tests of internal control over financial reporting in conjunction with our next year-end financial statements.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information.

None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 of Form 10-K is hereby incorporated by reference from the information appearing in the Company’s definitive Proxy Statement relating to its 2009 annual meeting of stockholders, which will be filed pursuant to Regulation 14A within 120 days after the Company’s fiscal year ended December 31, 2008.

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

Item 11. Executive Compensation.

The information required by Item 11 of Form 10-K is hereby incorporated by reference from the information appearing in the Company’s definitive Proxy Statement relating to its 2009 annual meeting of stockholders, which will be filed pursuant to Regulation 14A within 120 days after the Company’s fiscal year ended December 31, 2008.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 of Form 10-K is hereby incorporated by reference from the information appearing in the Company’s definitive Proxy Statement relating to its 2009 annual meeting of stockholders, which will be filed pursuant to Regulation 14A within 120 days after the Company’s fiscal year ended December 31, 2008.

Item 13. Certain Relationships and Related Transactions.

The information, if any, required by Item 13 of Form 10-K is hereby incorporated by reference from the information, if any, appearing in the Company’s definitive Proxy Statement relating to its 2009 annual meeting of stockholders, which will be filed pursuant to Regulation 14A within 120 days after the Company’s fiscal year ended December 31, 2008.

Item 14. Principal Accountant Fees and Services.

The information required by Item 14 of Form 10-K is hereby incorporated by reference from the information appearing in the Company’s definitive Proxy Statement relating to its 2009 annual meeting of stockholders, which will be filed pursuant to Regulation 14A within 120 days after the Company’s fiscal year ended December 31, 2008.

PART IV.

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as a part of this report:

Financial Statements

See Index to Financial Statements on page 47 of this report.

Financial Statement Schedules

Financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements and notes thereto.

Exhibits No.	Exhibit
3.1	Articles of Incorporation of NGP Capital Resources Company dated as July 15, 2004 (filed as Exhibit (a)(1) to the Company’s Registration Statement on Form N-2 dated November 9, 2004 (Registration No. 333-118279) and incorporated herein by reference)
3.2	Articles of Amendment and Restatement of NGP Capital Resources Company dated as of October 29, 2004 (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference)
3.3	Bylaws of NGP Capital Resources Company (filed as Exhibit (b) to the Company’s Registration Statement on Form N-2 dated August 16, 2004 (Registration No. 333-118279) and incorporated herein by reference)
4.1	Form of Stock Certificate (filed as Exhibit (d) to the Company’s Pre-Effective Amendment No. 2 to Registration Statement on Form N-2 filed on October 7, 2004 (Registration No. 333-118279) and incorporated herein by reference)
4.2	Dividend Reinvestment Plan (filed as Exhibit (e) to the Company’s Registration Statement on Form N-2 filed on August 16, 2004 (Registration No. 333-118279) and incorporated herein by reference)
10.1	Investment Advisory Agreement between the Company and NGP Investment Advisor, LP (filed as Exhibit (g) to the Company’s Pre-Effective Amendment No. 1 to Registration Statement on Form N-2 filed on September 24, 2004 (Registration No. 333-118279) and incorporated herein by reference)
10.2	Administration Agreement between the Company and NGP Administration, LLC (filed as
Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference)
10.3	License Agreement between the Company and Natural Gas Partners, L.L.C. (filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference)
10.4	Form of Indemnity Agreement (filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference)
10.5	Amended and Restated Revolving Credit Agreement, dated as of August 31, 2006, between the Company, the lenders from time to time party thereto and SunTrust Bank, as administrative agent for the lenders (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference)
10.6	Treasury Secured Revolving Credit Agreement, dated as of August 31, 2006, between the Company, the lenders from time to time party thereto and SunTrust Bank as administrative agent for the lenders (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference)
10.7	Custody Agreement between Registrant and Wells Fargo Bank, N.A. (filed as Exhibit (j)(1) to the Company’s Pre-Effective Amendment No. 1 to Registration Statement on Form N-2 filed September 24, 2004 (Registration No. 333-118279) and incorporated herein by reference)
10.8	Amendment No. 1 to Custody Agreement between Registrant and Wells Fargo Bank, N.A. (filed as Exhibit (j)(2) to the Company’s Pre-Effective Amendment No. 1 to Registration Statement on Form N-2 filed September 24, 2004 (Registration No. 333-118279) and as Exhibit 10.8 to the Company’s Annual Report on form 10-K on March 13, 2008 and incorporated herein by reference)
10.9	Amendment No. 2 to Custody Agreement between Registrant and Wells Fargo Bank, N.A. (filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K on March 13, 2008 and incorporated herein by reference)

Exhibits No.	Exhibit
10.10	First Amendment to Amended and Restated Revolving Credit Agreement effective as of August 31, 2006, between the Company, the lenders from time to time party thereto and SunTrust Bank (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q on November 9, 2007 and incorporated herein by reference)
10.11	First Amendment to Treasury Secured Revolving Credit Agreement effective as of August 31, 2006, between the Company, the lenders from time to time party thereto and SunTrust Bank (filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q on November 9, 2007 and incorporated herein by reference)
10.12	Second Amendment to Treasury Secured Revolving Credit Agreement effective as of September 28, 2007, between the Company, the lenders from time to time party thereto and SunTrust Bank (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on October 24, 2007 and incorporated herein by reference)
10.13	Second Amendment to Amended and Restated Revolving Credit Agreement effective as of March 13, 2008, between the Company, the lenders from time to time party thereto and SunTrust Bank (filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q on May 8, 2008 and incorporated herein by reference)
10.14	Third Amendment to Treasury Secured Revolving Credit Agreement effective as of March 13, 2008, between the Company, the lenders from time to time party thereto and SunTrust Bank (filed as Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q on May 8, 2008 and incorporated herein by reference)
10.15	Third Amendment to Amended and Restated Revolving Credit Agreement effective as of September 29, 2008, between the Company, the lenders from time to time party thereto and SunTrust Bank (filed as Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q on
November 10, 2008 and incorporated herein by reference)
10.16	Fourth Amendment to Treasury Secured Revolving Credit Agreement effective as of September 29, 2008, between the Company, the lenders from time to time party thereto and SunTrust (filed as Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q on November 10, 2008 and incorporated herein by reference)
14.1	Code of Business Conduct and Ethics for members of the Board of Directors, Officers and
Employees (filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference)
14.2	Amended and Restated Joint Code of Ethics by and between the Company and NGP Investment Advisor, LP, adopted July 31, 2008 (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q on August 6, 2008 and incorporated herein by reference)
21.1*	Subsidiaries
31.1*	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Executive Officer
31.2*	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Financial Officer
32.1*	Section 1350 Certification by the Chief Executive Officer
32.2*	Section 1350 Certification by the Chief Financial Officer

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NGP CAPITAL RESOURCES COMPANY

By:	/s/ John H. Homier John H. Homier President and Chief Executive Officer

Date: March 16, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. This document may be executed by the signatories hereto on any number of counterparts, all of which constitute one and the same instrument.

Signature	Title
/s/ John H. Homier John H. Homier	President and Chief Executive Officer (Principal Executive Officer)
/s/ Stephen K. Gardner Stephen K. Gardner	Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)
/s/ Kenneth A. Hersh Kenneth A. Hersh	Director and Chairman of the Board
/s/ David R. Albin David R. Albin	Director
/s/ Edward W. Blessing Edward W. Blessing	Director
/s/ Lon C. Kile Lon C. Kile	Director
/s/ James R. Latimer, III James R. Latimer, III	Director

Exhibits No.	Exhibit
3.1	Articles of Incorporation (filed as Exhibit (a)(1) to the Company’s Registration Statement on Form N-2 filed on August 16, 2004 (Registration No. 333-118279) and incorporated herein by reference)
3.2	Articles of Amendment and Restatement (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference)
3.3	Bylaws (filed as Exhibit (b) to the Company’s Registration Statement on Form N-2 filed on August 16, 2004 (Registration No. 333-118279) and incorporated herein by reference)
4.1	Form of Stock Certificate (filed as Exhibit (d) to the Company’s Pre-Effective Amendment No. 2 to Registration Statement on Form N-2 filed on October 7, 2004 (Registration No. 333-118279) and incorporated herein by reference)
4.2	Dividend Reinvestment Plan (filed as Exhibit (e) to the Company’s Registration Statement on Form N-2 filed on August 16, 2004 (Registration No. 333-118279) and incorporated herein by reference)
10.1	Investment Advisory Agreement between the Company and NGP Investment Advisor, LP (filed as Exhibit (g) to the Company’s Pre-Effective Amendment No. 1 to Registration Statement on Form N-2 filed on September 24, 2004 (Registration No. 333-118279) and incorporated herein by reference)
10.2	Administration Agreement between the Company and NGP Administration, LLC (filed as
Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference)
10.3	License Agreement between the Company and Natural Gas Partners, LLC (filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference)
10.4	Form of Indemnity Agreement (filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference)
10.5	Amended and Restated Revolving Credit Agreement, dated as of August 31, 2006, between the Company, the lenders from time to time party thereto and SunTrust Bank, as administrative agent for the lenders (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference)
10.6	Treasury Secured Revolving Credit Agreement, dated as of August 31, 2006, between the Company, the lenders from time to time party thereto and SunTrust Bank as administrative agent for the lenders (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference)
10.7	Custody Agreement between Registrant and Wells Fargo Bank, N.A. (filed as Exhibit (j)(1) to the Company’s Pre-Effective Amendment No. 1 to Registration Statement on Form N-2 filed September 24, 2004 (Registration No. 333-118279) and incorporated herein by reference)
10.8	Amendment No. 1 to Custody Agreement between Registrant and Wells Fargo Bank, N.A. (filed as Exhibit (j)(2) to the Company’s Pre-Effective Amendment No. 1 to Registration Statement on Form N-2 filed September 24, 2004 (Registration No. 333-118279) and as Exhibit 10.8 to the Company’s Annual Report on form 10-K on March 13, 2008 and incorporated herein by reference)
10.9	Amendment No. 2 to Custody Agreement between Registrant and Wells Fargo Bank, N.A. (filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K on March 13, 2008 and incorporated herein by reference)
10.10	First Amendment to Amended and Restated Revolving Credit Agreement effective as of August 31, 2006, between the Company, the lenders from time to time party thereto and SunTrust Bank (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q on November 9, 2007 and incorporated herein by reference)

Exhibits No.	Exhibit
10.11	First Amendment to Treasury Secured Revolving Credit Agreement effective as of August 31, 2006, between the Company, the lenders from time to time party thereto and SunTrust Bank (filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q on November 9, 2007 and incorporated herein by reference)
10.12	Second Amendment to Treasury Secured Revolving Credit Agreement effective as of September 28, 2007, between the Company, the lenders from time to time party thereto and SunTrust Bank (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on October 24, 2007 and incorporated herein by reference)
10.13	Second Amendment to Amended and Restated Revolving Credit Agreement effective as of March 13, 2008, between the Company, the lenders from time to time party thereto and SunTrust Bank (filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q on May 8, 2008 and incorporated herein by reference)
10.14	Third Amendment to Treasury Secured Revolving Credit Agreement effective as of March 13, 2008, between the Company, the lenders from time to time party thereto and SunTrust Bank (filed as Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q on May 8, 2008 and incorporated herein by reference)
10.15	Third Amendment to Amended and Restated Revolving Credit Agreement effective as of September 29, 2008, between the Company, the lenders from time to time party thereto and
SunTrust Bank (filed as Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q o n
November 10, 2008 and incorporated herein by reference)
10.16	Fourth Amendment to Treasury Secured Revolving Credit Agreement effective as of September 29, 2008, between the Company, the lenders from time to time party thereto and SunTrust (filed as Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q on November 10, 2008 and incorporated herein by reference)
14.1	Code of Business Conduct and Ethics for members of the Board of Directors, Officers and Employees (filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference)
14.2	Amended and Restated Joint Code of Ethics by and between the Company and NGP Investment Advisor, LP, adopted July 31, 2008 (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q on August 6, 2008 and incorporated herein by reference)
21.1*	Subsidiaries
31.1*	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Executive Officer
31.2*	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Financial Officer
32.1*	Section 1350 Certification by the Chief Executive Officer
32.2*	Section 1350 Certification by the Chief Financial Officer

*	Filed herewith.