Form 10-Q
period 2009-03-31
NGP Capital Resources Co
filed 2009-05-11
CIK 1297704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☑

As of May 8, 2009, there were 21,628,202 shares of the registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(Unaudited)
Assets
Investments in portfolio securities at fair value (cost: $299,565,738 and $294,432,215, respectively)	$228,217,795	$244,229,568
Investments in corporate notes at fair value (cost: $11,575,262 and $11,586,899, respectively)	6,113,300	6,350,000
Investments in commodity derivative instruments at fair value (cost: $480,130 and $774,095, respectively)	4,729,234	8,212,872
Investments in U.S. Treasury Bills, at amortized cost which approximates fair value	76,134,101	-
Total investments	315,194,430	258,792,440

Cash and cash equivalents	26,916,388	133,805,575
Accounts receivable	11,672	41,377
Interest receivable	2,730,634	2,410,360
Prepaid assets	1,426,983	1,898,905
Deferred tax assets	6,252,617	200,000
Total current assets	37,338,294	138,356,217

Deferred tax assets	797,835	3,600,000

Total assets	$353,330,559	$400,748,657

Liabilities and stockholders' equity (net assets)
Current liabilities
Accounts payable and accrued expenses	$328,843	$512,926
Management and incentive fees payable	1,833,848	2,016,214
Dividends payable	4,325,640	8,867,563
Income taxes payable	163,569	3,529,308
Current portion of long-term debt	75,000,000	75,000,000
Total current liabilities	81,651,900	89,926,011

Deferred tax liabilities	1,868,009	-
Long-term debt, less current portion	27,000,000	45,000,000

Total liabilities	110,519,909	134,926,011

Commitments and contingencies (Note 8)

Stockholders’ equity (net assets)
Common stock, $.001 par value, 250,000,000 shares authorized; 21,628,202 shares issued and outstanding	21,628	21,628
Paid-in capital in excess of par	315,184,191	315,184,191
Undistributed net investment income (loss)	(1,872,680)	(3,420,716)
Undistributed net realized capital gain (loss)	2,038,312	2,038,312
Net unrealized appreciation (depreciation) of portfolio securities, corporate notes and commodity derivative instruments	(72,560,801)	(48,000,769)

Total stockholders’ equity (net assets)	242,810,650	265,822,646

Total liabilities and stockholders' equity (net assets)	$353,330,559	$400,748,657

Net asset value per share	$11.23	$12.29

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31, 2009	March 31, 2008
Investment income
Interest income	$6,194,539	$8,952,116
Royalty income (loss), net of amortization	(894,302)	545,850
Commodity derivative income, net of expired options	3,173,852	-
Other income	58,800	40,370

Total investment income	8,532,889	9,538,336

Operating expenses
Management fees	1,833,848	1,800,206
Professional fees	166,727	208,979
Insurance expense	200,221	198,817
Interest expense and fees	997,842	2,441,076
State and excise taxes	5,619	9,516
Other general and administrative expenses	796,949	738,600

Total operating expenses	4,001,206	5,397,194

Net investment income (loss) before income taxes	4,531,683	4,141,142

Benefit (provision) for income taxes	1,341,993	-

Net investment income (loss)	5,873,676	4,141,142

Net increase (decrease) in unrealized appreciation (depreciation) on portfolio securities, corporate notes and commodity derivative instruments	(24,560,032)	(1,746,162)

Net increase (decrease) in stockholders' equity (net assets) resulting from operations	$(18,686,356)	$2,394,980

Net increase (decrease) in stockholders' equity (net assets) resulting from operations per common share	$(0.86)	$0.14

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (NET ASSETS)

						Net Unrealized
						Appreciation (Depreciation)	Total
			Paid-in Capital	Undistributed	Undistributed	of Portfolio Securities,	Stockholders'
	Common Stock		in Excess	Net Investment	Net Realized	Corporate Notes and Commodity	Equity
	Shares	Amount	of Par	Income (Loss)	Capital Gain (Loss)	Derivative Instruments	(Net Assets)

Balance at December 31, 2008	21,628,202	$21,628	$315,184,191	$(3,420,716)	$2,038,312	$(48,000,769)	$265,822,646
Net increase (decrease) in stockholders' equity (net assets) resulting from operations	-	-	-	5,873,676	-	(24,560,032)	(18,686,356)
Dividends declared	-	-	-	(4,325,640)	-	-	(4,325,640)
Balance at March 31, 2009 (unaudited)	21,628,202	$21,628	$315,184,191	$(1,872,680)	$2,038,312	$(72,560,801)	$242,810,650

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Three Months Ended
	March 31, 2009	March 31, 2008
Cash flows from operating activities
Net increase (decrease) in stockholders' equity (net assets) resulting from operations	$(18,686,356)	$2,394,980
Adjustments to reconcile net increase (decrease) in stockholders' equity (net assets) resulting from operations to net cash used in operating activities
Payment-in-kind interest	(912,526)	(1,728,817)
Net amortization of premiums, discounts and fees	1,445,811	(301,353)
Change in unrealized (appreciation) depreciation on portfolio securities, corporate notes and commodity derivative instruments	24,560,032	1,746,162
Effects of changes in operating assets and liabilities
Accounts receivable	29,705	(11,804)
Interest receivable	(320,274)	(229,571)
Prepaid assets	471,922	306,502
Current portion of deferred income taxes	(6,052,617)	-
Non-current deferred income taxes	4,670,174	-
Accounts payable and accrued expenses	(366,449)	(301,232)
Income taxes payable	(3,365,739)	-
Purchase of investments in portfolio securities, corporate notes and commodity derivative instruments	(11,136,736)	(25,776,473)
Redemption of investments in portfolio securities, corporate notes and commodity derivative instruments	5,775,530	28,024,331
Net sale (purchase) of investments in U.S. Treasury Bills	(76,134,101)	19,947,405

Net cash provided by (used in) operating activities	(80,021,624)	24,070,130

Cash flows from financing activities
Borrowings under revolving credit facility	27,000,000	10,000,000
Repayments on revolving credit facility	(45,000,000)	(34,750,000)
Dividends paid	(8,867,563)	(9,012,671)

Net cash provided by (used in) financing activities	(26,867,563)	(33,762,671)

Net increase (decrease) in cash and cash equivalents	(106,889,187)	(9,692,541)
Cash and cash equivalents, beginning of period	133,805,575	18,437,115

Cash and cash equivalents, end of period	$26,916,388	$8,744,574

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2009
(Unaudited)

Portfolio Company	Energy Industry Segment	Investment (2) (4)	Principal	Cost	Fair Value (3)

TARGETED INVESTMENTS (24)

Venoco, Inc. (1)	Oil & Natural Gas	Senior Notes (7)	$12,000,000	$11,937,453	$6,540,000
	Production and Development	(8.75%, due 12/15/2011)

Chroma Exploration &	Oil & Natural Gas	9,711 Shares Series A Participating	-	2,221,710	-
Production, Inc. (1)	Production and Development	Convertible Preferred Stock (9)
		8,868 Shares Series AA Participating	-	2,089,870	1,000,000
		Convertible Preferred Stock (9)
		8.11 Shares Common Stock (5)	-	-	-
		Warrants (5) (11)	-	-	-

Resaca Exploitation Inc. (1)	Oil & Natural Gas	Senior Secured	32,000,000	31,617,332	31,617,332
	Production and Development	Multiple-Advance Term Loan
		(The greater of 10.0% or LIBOR + 6.00%,
		due 5/01/2012)
		Common Stock (6,574,216 shares) (5) (6) (20)	3,235,256	3,235,256	1,299,432

Crossroads Energy, LP (1)	Oil & Natural Gas	Senior Secured	5,186,941	5,167,097	5,167,097
	Production and Development	Multiple-Advance Term Loan
		(The greater of 10.0% or LIBOR + 5.50%,
		due 6/29/2009)
		Overriding Royalty Interest (6)	10,000	4,726	250,000

Rubicon Energy Partners,	Oil & Natural Gas	LLC Units (4,000 units) (5)	-	-	750,000
LLC (8)	Production and Development

BSR Loco Bayou, LLC (1) (10)	Oil & Natural Gas	Senior Secured	2,844,820	2,369,720	1,507,631
	Production and Development	Multiple-Advance Term Loan
		(LIBOR + 5.50% cash, LIBOR + 8.50%
		default, due 8/15/2009) (9)
		Overriding Royalty Interest	20,000	19,294	20,000
		Warrants (5) (12)	10,000	10,000	-

Sonoran Energy, Inc. (1)	Oil & Natural Gas	Warrants (5) (13)	10,000	10,000	-
	Production and Development

Nighthawk Transport I, LP (1)	Energy Services	Second Lien	12,957,853	12,334,854	8,929,131
		Term Loan B
		(The greater of 21.0% or LIBOR + 16.50%,
		w/ PIK option available up to 6.0%,
		due 10/03/2010)
		LP Units (5)	224	224	-
		Warrants (5) (14)	850,000	850,000	-

		Second Lien	1,450,404	1,430,208	1,075,842
		Delayed Draw Term Loan B
		(The greater of 21.0% or LIBOR + 16.50%,
		w/ PIK option available up to 6.0%,
		due 10/03/2010)

Alden Resources, LLC (1) (21)	Coal Production	Senior Secured	36,497,815	34,097,802	28,609,205
		Multiple-Advance Term Loan
		(LIBOR + 8.00% cash, LIBOR + 11.0%
		default, due 1/05/2013)
		Royalty Interest	2,660,000	2,565,017	7,500,000
		Warrants (5) (15)	100,000	100,000	-

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2009
(Unaudited)
(Continued)

Portfolio Company	Energy Industry Segment	Investment (2) (4)	Principal	Cost	Fair Value (3)

TARGETED INVESTMENTS (24) - Continued

Tammany Oil & Gas, LLC (1)	Oil & Natural Gas	Senior Secured	30,197,804	29,994,883	29,994,883
	Production and Development	Multiple-Advance Term Loan
		(The greater of 11.0% or LIBOR + 6.00%,
		due 3/21/2010)
		Overriding Royalty Interest (5) (6)	200,000	200,000	550,000

TierraMar Energy LP (8)	Oil & Natural Gas	Class A Preferred LP Units (5)	17,710,788	17,710,788	10,500,000
	Production and Development	Overriding Royalty Interest	20,000	16,724	300,000

Anadarko Petroleum Corporation	Oil & Natural Gas	Multiple-Advance Net Profits Interest	33,105,305	33,196,620	33,196,620
2007-III Drilling Fund (1)	Production and Development	(Due 4/23/2032)

Formidable, LLC (1) (19)	Oil & Natural Gas	Senior Secured	37,949,866	37,949,866	5,600,000
	Production and Development	Multiple-Advance Term Loan
		(LIBOR + 5.50% cash, LIBOR + 8.50%
		default, due 5/31/2008) (9)
		Warrants (5) (16)	500,000	500,000	-

DeanLake Operator, LLC (8)	Oil & Natural Gas	Class A Preferred Units (5)	13,900,255	13,900,255	10,000,000
	Production and Development	Overriding Royalty Interest	20,000	18,705	20,000

Bionol Clearfield, LLC (1)	Alternative Fuels and	Senior Secured Tranche C	5,000,000	5,000,000	5,000,000
	Specialty Chemicals	Construction Loan
		(LIBOR + 7.00%, due 9/06/2016)

BioEnergy Holding, LLC (1)	Alternative Fuels and	Senior Secured Notes	11,402,395	10,573,392	10,573,392
	Specialty Chemicals	(15.00%, due 3/06/2015)
		BioEnergy International Warrants (5) (17)	595,845	595,845	595,845
		BioEnergy Holding Units (5)	376,687	376,687	376,687

Greenleaf Investments, LLC (1)	Oil & Natural Gas	Senior Secured	12,229,693	11,977,877	11,977,877
	Production and Development	Multiple-Advance Term Loan
		(The greater of 10.50% or LIBOR + 6.50%,
		due 4/30/2011)
		Overriding Royalty Interest (6)	100,000	77,984	300,000

ATP Oil & Gas Corporation (1)	Oil & Natural Gas	Limited Term Royalty Interest	32,814,792	22,533,099	10,084,371
	Production and Development

Black Pool Energy	Oil & Natural Gas	Senior Secured	5,137,635	4,862,450	4,862,450
Partners, LLC (1)	Production and Development	Multiple-Advance Term Loan
		(The greater of 12.00% or LIBOR +
		8.00 % cash, 14.00% or LIBOR +
		10.00% PIK, due 10/24/2011)
		Overriding Royalty Interest (5) (6)	10,000	10,000	10,000
		Warrants (5) (22)	10,000	10,000	10,000

Subtotal Targeted Investments (66.7% of total investments)				$299,565,738	$228,217,795

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2009
(Unaudited)
(Continued)

Issuing Company	Energy Industry Segment	Investment (2) (4)	Principal	Cost	Fair Value (3)

CORPORATE NOTES (24)

Pioneer Natural Resources Co.	Oil & Natural Gas Production and Development	Senior Notes, 7.2%, due 2028	$10,000,000	$11,575,262	$6,113,300

Subtotal Corporate Notes ( 1.79% of total investments)				$11,575,262	$6,113,300

COMMODITY DERIVATIVE INSTRUMENTS (24)

Put Options (18)		Put Options with BP Corporation North America, Inc. to sell up to 615,000 MMBtu of natural gas at a strike price of $10.00 per MMBtu. 12 monthly contracts beginning on July 1, 2008 and expiring on June 30, 2009.		$54,405	$586,229

		Put Options with BP Corporation North America, Inc. to sell up to 237,750 Bbls of crude oil at a strike price of $101.00 per Bbl. 15 monthly contracts beginning on July 1, 2008 and expiring on September 30, 2009.		284,900	3,164,568

		Put Options with BP Corporation North America, Inc. to sell up to 32,750 Bbls of crude oil at a strike price of $85.00 per Bbl. 4 monthly contracts beginning on October 1, 2009 and expiring on January 31, 2010.		140,825	978,437

Subtotal Commodity Derivatives ( 1.39% of total investments)				$480,130	$4,729,234

GOVERNMENT SECURITIES (23)
U.S. Treasury Bills		U.S. Treasury Bills, 0.13%, due 05/07/2009	$50,000,000	$49,993,500	$49,993,500
U.S. Treasury Bills		U.S. Treasury Bills, 0.13%, due 05/07/2009	26,144,000	26,140,601	26,140,601

Subtotal Government Securities (22.25% of total investments)				$76,134,101	$76,134,101

CASH
Subtotal Cash (7.87% of total investments)				$26,916,388	$26,916,388

TOTAL INVESTMENTS, CASH AND CASH EQUIVALENTS				$414,671,619	$342,110,818

LIABILITIES IN EXCESS OF OTHER ASSETS					$(99,300,168)

NET ASSETS					$242,810,650

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2009
(Unaudited)
(Continued)

NOTES TO CONSOLIDATED SCHEDULE OF INVESTMENTS

(1)	Portfolio company is not controlled by or affiliated with the Company as defined by the Investment Company Act of 1940.
(2)	Percentages represent interest rates in effect at the end of the period and due dates represent the contractual maturity dates.
(3)	Fair value of targeted investments is determined by or under the direction of the Board of Directors.
(4)	All investments are in entities with primary operations in the United States of America.
(5)	Non-income producing securities.
(6)	Securities are subject to restrictions as to their sale.
(7)	Upon the March 30, 2006 closing of Venoco, Inc.'s TexCal acquisition, Venoco Inc.'s senior notes became collateralized by second priority liens.
(8)	Portfolio company is controlled by the Company as defined by the Investment Company Act of 1940.
(9)	Non-accrual status.
(10)	BSR Loco Bayou was issued a written notice of default.
(11)	Chroma warrants expire on April 5, 2012 and provide the Company the right to purchase 2,462 shares of common stock at a purchase price of $75.00 per share.
(12)	BSR Loco Bayou warrants expire on August 15, 2013 and provide the Company the right to purchase 10,000 investor units at the exercise price of $160.00 per investor unit.
(13)
Sonoran warrants expire on November 28, 2014 and provide the Company the right to purchase shares of common stock up to 2.87 million shares, on a fully diluted basis with anti-dilution provisions, at the exercise price of $0.20 per share.

(14)	Nighthawk warrants expire on May 13, 2017 and provide the Company the right to purchase approximately 7.1% of limited partnership units at the exercise price of $0.001 per unit.
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

(18)	Put Options are related to the limited term royalty interest purchased from ATP Oil & Gas Corporation.
(19)	Formidable was issued a written notice of default on February 13, 2009.
(20)
Resaca stock is listed on the Alternative Investment Market of the London Stock Exchange, denominated in British pounds and its reported fair value at March 31, 2009 has been converted to U.S. dollars at the exchange rate effective on March 31, 2009.

(21)	Alden was issued a written notice of default on February 5, 2009 and entered into a forbearance agreement on April 16, 2009.
(22)
Black Pool warrants expire seven years after repayment of principal and interest and provide the Company the right to purchase approximately 25% of membership interest at the exercise price of $0.01 per unit.

(23)	Investments in U.S. Treasury instruments are level 1 securities per SFAS No. 157 hierarchy.
(24)	All investments in portfolio securities, corporate notes and commodity derivative instruments are level 3 securities per SFAS No. 157 hierarchy.

(See accompanying notes to consolidated financial statements)

 NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2008

Portfolio Company	Energy Industry Segment	Investment (2) (4)	Principal	Cost	Fair Value (3)
Targeted Investments
Venoco, Inc. (1) (23)	Oil & Natural Gas Production and Development	Senior Notes (7) (8.75%, due 12/15/2011)	$12,000,000	$11,932,367	$5,760,000
Chroma Exploration & Production, Inc. (1) (23)	Oil & Natural Gas Production and Development	9,711 Shares Series A Participating Convertible Preferred Stock (9)	—	2,221,710	—
		8,868 Shares Series AA Participating Convertible Preferred Stock (9)	—	2,089,870	1,000,000
		8.11 Shares Common Stock (5)	—	—	—
		Warrants (5) (11)	—	—	—
Resaca Exploitation Inc. (1) (23)	Oil & Natural Gas Production and Development	Senior Secured Multiple-Advance Term Loan (The greater of 10.0% or LIBOR + 6.00%, due 5/01/2012)	28,000,000	27,592,657	27,592,657
		Common Stock (6,574,216 shares) (5) (6) (20)	3,235,256	3,235,256	1,093,688
Crossroads Energy, LP (1) (23)	Oil & Natural Gas Production and Development	Senior Secured Multiple-Advance Term Loan (The greater of 10.0% or LIBOR + 5.50%, due 6/29/2009)	4,820,204	4,781,487	4,781,487
		Overriding Royalty Interest (6)	10,000	5,120	250,000
Rubicon Energy Partners, LLC (8) (23)	Oil & Natural Gas Production and Development	LLC Units (4,000 units) (5)	—	—	750,000
BSR Loco Bayou, LLC (1) (10) (23)	Oil & Natural Gas Production and Development	Senior Secured Multiple-Advance Term Loan (LIBOR + 5.50% cash, LIBOR + 8.50% default, due 8/15/2009) (9)	2,888,986	2,401,884	1,539,795
		Overriding Royalty Interest	20,000	19,372	20,000
		Warrants (5) (12)	10,000	10,000	—
Sonoran Energy, Inc. (1) (23)	Oil & Natural Gas Production and Development	Warrants (5) (13)	10,000	10,000	—
Nighthawk Transport I, LP (1) (23)	Energy Services	Second Lien Term Loan B (The greater of 15.0% or LIBOR + 10.50%, due 10/03/2010)	12,895,524	12,184,611	8,929,131
		LP Units (5)	224	224	—
		Warrants (5) (14)	850,000	850,000	—
		Second Lien Delayed Draw Term Loan B (The greater of 15.0% or LIBOR + 10.50%, due 10/03/2010)	1,443,427	1,420,362	1,075,842
Alden Resources, LLC (1) (21) (23)	Coal Production	Senior Secured Multiple-Advance Term Loan (LIBOR + 8.00% cash, due 1/05/2013)	36,285,168	33,772,038	28,283,440
		Royalty Interest	2,660,000	2,565,017	7,500,000
		Warrants (5) (15)	100,000	100,000	—

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2008
(continued)

Portfolio Company	Energy Industry Segment	Investment (2) (4)	Principal	Cost	Fair Value (3)
Targeted Investments – Continued
Tammany Oil & Gas, LLC (1) (23)	Oil & Natural Gas Production and Development	Senior Secured Multiple-Advance Term Loan (The greater of 11.0% or LIBOR + 6.00%, due 3/21/2010)	31,447,804	31,197,085	31,197,085
		Overriding Royalty Interest (5) (6)	200,000	200,000	550,000
TierraMar Energy LP (8) (23)	Oil & Natural Gas Production and Development	Overriding Royalty Interest	20,000	16,828	300,000
		Class A Preferred LP Units (5)	16,634,830	16,634,830	13,500,000
Anadarko Petroleum Corporation 2007-III Drilling Fund (1) (23)	Oil & Natural Gas Production and Development	Multiple-Advance Net Profits Interest (Due 4/23/2032)	37,255,948	37,352,982	37,352,982
Formidable, LLC (1) (19) (23)	Oil & Natural Gas Production and Development	Senior Secured Multiple-Advance Term Loan (LIBOR + 5.50% cash, LIBOR + 8.50% default, due 5/31/2008) (9)	37,299,054	37,299,054	22,500,000
		Warrants (5) (16)	500,000	500,000	—
DeanLake Operator, LLC (8) (23)	Oil & Natural Gas Production and Development	Class A Preferred Units (5)	13,900,255	13,900,255	10,000,000
		Overriding Royalty Interest	20,000	18,897	20,000
Bionol Clearfield, LLC (1) (23)	Alternative Fuels and Specialty Chemicals	Senior Secured Tranche C Construction Loan (LIBOR + 7.00%, due 9/06/2016)	5,000,000	5,000,000	5,000,000
BioEnergy Holding, LLC (1) (23)	Alternative Fuels and Specialty Chemicals	Senior Secured Notes (15.00%, due 3/06/2015)	10,606,557	9,757,613	9,757,613
		BioEnergy International Warrants (5) (17)	595,845	595,845	595,845
		BioEnergy Holding Units (5)	376,687	376,687	376,687
Greenleaf Investments, LLC (1) (23)	Oil & Natural Gas Production and Development	Senior Secured Multiple-Advance Term Loan (The greater of 10.50% or LIBOR + 6.50%, due 4/30/2011)	12,229,693	11,951,818	11,951,818
		Overriding Royalty Interest (6)	100,000	86,263	300,000
ATP Oil & Gas Corporation (1) (23)	Oil & Natural Gas Production and Development	Limited Term Royalty Interest	32,814,792	24,319,585	12,219,000
Black Pool Energy Partners, LLC (1) (23)	Oil & Natural Gas Production and Development	Senior Secured Multiple-Advance Term Loan (The greater of 12.00% or LIBOR + 8.00% cash, 14.00% or LIBOR + 10.00% PIK, due 10/24/2011)	302,497	12,498	12,498
		Overriding Royalty Interest (5) (6)	10,000	10,000	10,000
		Warrants (5) (22)	10,000	10,000	10,000
Subtotal Targeted Investments (62.2% of total investments)				$294,432,215	$244,229,568

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2008
(continued)

Issuing Company	Energy Industry Segment	Investment (2) (4)	Principal	Cost	Fair Value (3)
Corporate Notes
Pioneer Natural Resources Co. (23)	Oil & Natural Gas Production and Development	Senior Notes, 7.2%, due 2028	$10,000,000	$11,586,899	$6,350,000
Subtotal Corporate Notes ( 1.62% of total investments)				$ 11,586,899	$6,350,000

Commodity Derivative Instruments
Put Options (18) (23)	Put Options with BP Corporation North America, Inc. to sell up to 615,000 MMBtu of natural gas at a strike price of $10.00 per MMBtu. 12 monthly contracts beginning on July 1, 2008 and expiring on June 30, 2009.	$141,570	$933,484
	Put Options with BP Corporation North America, Inc. to sell up to 237,750 Bbls of crude oil at a strike price of $101.00 per Bbl. 15 monthly contracts beginning on July 1, 2008 and expiring on September 30, 2009.	491,700	6,146,906
	Put Options with BP Corporation North America, Inc. to sell up to 32,750 Bbls of crude oil at a strike price of $85.00 per Bbl. 4 monthly contracts beginning on October 1, 2009 and expiring on January 31, 2010.	140,825	1,132,482

Subtotal Commodity Derivatives (2.1% of total investments)	$ 774,095	$8,212,872
Cash
Subtotal Cash (34.08% of total investments)	$133,805,575	$133,805,575
Total investments, cash and cash equivalents	$440,598,784	$392,598,015
Liabilities in excess of other assets		$(126,775,369)
Net assets		$265,822,646

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

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED FINANCIAL HIGHLIGHTS
(Unaudited)

	For the Three Months Ended
	March 31, 2009	March 31, 2008
Per Share Data (1)

Net asset value, beginning of period	$12.29	$14.30

Net investment income (loss)	0.28	0.24
Net realized and unrealized gain (loss) on portfolio securities, corporate notes and commodity derivative instruments	(1.14)	(0.10)

Net increase (decrease) in stockholders' equity (net assets) resulting from operations	(0.86)	0.14

Dividends declared	(0.20)	(0.40)

Net asset value, end of period	$11.23	$14.04

Market value, beginning of period	$8.37	$15.63
Market value, end of period	$4.97	$16.42
Market value return (2)	(38.75)%	7.68%
Net asset value return (2)	(5.75)%	0.64%

Ratios and Supplemental Data
($ and shares in thousands)

Net assets, end of period	$242,811	$245,654
Average net assets	$254,317	$247,957
Common shares outstanding at end of period	21,628	17,500
Total operating expenses less management and incentive fees and interest expense/average net assets (3)	1.87%	1.87%
Total operating expenses less management and incentive fees/average net assets (3)	3.46%	5.83%
Total operating expenses/average net assets (3)	6.38%	8.75%
Net investment income (loss)/average net assets (3)	9.37%	6.72%
Net increase (decrease) in net assets resulting from operations/average net assets (3)	(29.80)%	3.88%
Portfolio turnover rate	2.27%	11.30%

(1) Per Share Data is based on common shares outstanding at end of period.
(2) Return calculations assume reinvestment of dividends and are not annualized.
(3) Annualized.

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

Note 1:	Organization

NGP Capital Resources Company (together with its consolidated subsidiaries, where applicable, “NGPC”, or the “Company,” which may also be referred to as “we,” “us,” or “our”) was organized as a Maryland corporation in July 2004. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”).  In addition, for federal income tax purposes the Company has elected to be treated as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”).  The Company has several subsidiaries that are single member limited liability companies and wholly-owned limited partnerships established to hold certain portfolio investments or provide services to the Company in accordance with specific rules prescribed for a company operating as a RIC.  These consolidated subsidiaries are: NGPC Funding GP, LLC, a Texas limited liability company; NGPC Nevada, LLC, a Nevada limited liability company; NGPC Funding, LP, a Texas limited partnership; NGPC Asset Holdings GP, LLC, a Texas limited liability company; NGPC Asset Holdings, LP, a Texas limited partnership; NGPC Asset Holdings II, LP, a Texas limited partnership (“NGPC II”); NGPC Asset Holdings III, LP, a Texas limited partnership and NGPC Asset Holdings V, LP, a Texas limited partnership.  Effective May 28, 2008, NGPC Asset Holdings IV, LP merged with and into NGPC II.  The Company consolidates the results of its subsidiaries for financial reporting purposes.  The Company does not consolidate the financial results of its portfolio companies.

The Company’s investment objective is to generate both current income and capital appreciation through debt investments with certain equity components.

The Company is managed and advised, subject to the overall supervision of the Company’s board of directors (the “Board of Directors”), by NGP Investment Advisor, LP (the “Manager”), a Delaware limited partnership owned by NGP Energy Capital Management, L.L.C., and NGP Administration, LLC (the “Administrator”), the Company’s administrator.

Note 2:	Significant Accounting Policies

The interim unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The interim consolidated financial statements have been prepared by management of the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations, although the Company believes the disclosures included herein are adequate to make the information presented not misleading.  In the opinion of management, all adjustments which are of a normal recurring nature considered necessary for presentation of the information have been included.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  Interim results are not necessarily indicative of results for a full year.

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

Concentration of Credit Risk

The Company places its cash and cash equivalents with financial institutions and, at times, cash held in checking accounts may exceed the Federal Deposit Insurance Corporation insured limit.  On September 15, 2008, Lehman Brothers Holdings Inc. (“Lehman Holdings”) filed for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court in the Southern District of New York. Subsidiaries of Lehman Holdings were not included in the filing. The business of Lehman Brothers Private Investment Management (“PIM”), including the Company’s money market and bond holdings, was transferred during September 2008 to Barclays Wealth, the wealth management division of Barclays Bank PLC (“Barclays”), which operates in the United States as Barclays Capital Inc. As of March 31, 2009, the Company’s Barclays money market account balance was approximately $60,000 and the fair market value of our senior notes and corporate notes were $6.54 million and $6.11 million, respectively. The Company currently believes that the transfer of its Lehman Brothers account to Barclays will not have a material adverse effect on its financial position, results of operations or cash flows.

Valuation of Investments

Investments are carried at fair value, as determined in good faith by the Company’s Board of Directors.  On a quarterly basis, the investment team of the Manager prepares valuations for all of the assets in the Company’s portfolio and presents the valuations to the Company’s valuation committee (the “Valuation Committee”) and Board of Directors.  The valuations are determined and recommended by the Valuation Committee to the Board of Directors, which reviews and ratifies the final portfolio valuations.

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

The methodologies for determining asset valuations include estimates based on:  the liquidation or sale value of a portfolio company’s assets, the discounted value of expected future net cash flows from the assets and third party valuations of the portfolio company’s assets, such as engineering reserve reports of oil and natural gas properties.  The investment team of the Manager considers some or all of the above valuation methods to determine the estimated asset value of a portfolio company.

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

The methodologies for determining estimated current market values of comparable securities include estimates based on: recent initial offerings of comparable securities of public and private companies; recent secondary market sales of comparable securities of public and private companies; current market implied interest rates for comparable securities in general; and current market implied interest rates for non-comparable securities in general, with adjustments for such things as size of issue, tenor and liquidity. The investment team of the Manager considers some or all of the above valuation methods to determine the estimated current market value of a comparable security.

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

Payment-in-Kind Interest and Dividends

The Company may have investments in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK interest or dividends, computed at the contractual rate specified in each investment agreement, are added to the principal balance of the investment and recorded as interest or dividend income.  For investments with PIK interest or dividends, the Company bases income accruals on the principal balance including any PIK.  To maintain the Company’s RIC status, this non-cash source of income must be paid out to stockholders in the form of dividends, even though the Company has not yet collected the cash.  For the quarters ended March 31, 2009 and 2008, PIK interest income was $0.9 million and $1.7 million, respectively.  No PIK dividend income was recorded for the quarters ended March 31, 2009 and 2008.  If the portfolio company’s asset valuation is not sufficient to cover the contractual interest, the Company will not accrue interest income or dividend income on the investment.

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

Derivative accounting rules require that fair value changes of derivative instruments that do not qualify for hedge accounting be reported in the current period, rather than in the period the derivatives are settled and/or the hedged transaction is settled. This can result in significant earnings volatility.  The Company has decided not to designate these instruments as hedging instruments for financial accounting purposes. Net unrealized appreciation or depreciation reflects the change in derivative values during the reporting period including the reversal of previously-recorded unrealized appreciation or depreciation, when settled gains or losses are realized.

Fee Income Recognition

Fees primarily include financial advisory, transaction structuring, loan administration, commitment and prepayment fees. Financial advisory fees represent amounts received for providing advice and analysis to companies and are recognized as earned when such services are performed, provided collection is probable. Transaction structuring fees represent amounts received for structuring, financing and executing transactions and are generally payable only if the transaction closes. Such fees are deferred and accreted into interest income over the life of the loan using the effective interest method. Commitment fees represent amounts received for committed funding and are generally payable whether or not the transaction closes. On transactions that close within the commitment period, commitment fees are deferred and accreted into interest income over the life of the loan using the effective interest method. Commitment fees on transactions that do not close are generally recognized over the period the commitment is outstanding. Prepayment and loan administration fees are recognized as they are received.  For the quarters ended March 31, 2009 and 2008, the Company accreted approximately $0.3 million of fee income into interest income.

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

Prior to 2005, the Company was treated as a “C” corporation, had no taxable income and therefore did not declare a dividend for that period.  The following table summarizes the Company’s dividends for the year 2008 and for the quarter ended March 31, 2009:

Dividend History

Declaration Date	Amount	Record Date	Payment Date
March 19, 2008	$0.40	March 31, 2008	April 11, 2008
June 9, 2008	$0.40	June 30, 2008	July 11, 2008
September 10, 2008	$0.40	September 30, 2008	October 10, 2008
December 19, 2008	$0.41	December 29, 2008	January 5, 2009
March 10, 2009	$0.20	March 31, 2009	April 10, 2009

The Company has established an “opt out” dividend reinvestment plan for its common stockholders. As a result, if the Company declares a dividend, then a stockholder’s cash dividend will be automatically reinvested in additional shares of the Company’s common stock unless the stockholder, or his or her broker, specifically “opts out” of the dividend reinvestment plan and elects to receive cash dividends. It is customary practice for many brokers to “opt out” of dividend reinvestment plans on behalf of their clients unless specifically instructed otherwise. As of April 10, 2009, the date of the most recent dividend payment, holders of 2,179,204 shares, or approximately 10.1% of outstanding shares, were participants in the Company’s dividend reinvestment plan.

The Company’s dividend reinvestment plan provides for the plan agent to purchase shares in the open market for credit to the accounts of plan participants unless the average of the closing sales prices for the shares for the five days immediately preceding the payment date exceeds 110% of the most recently reported net asset value per share.

The table below summarizes participation in the Company’s dividend reinvestment plan for the year 2008 and for the quarter ended March 31, 2009:

Dividend Reinvestment Plan Participation
		Percentage of			Common Stock Dividends
	Participating	Outstanding	Total		Purchased in		Newly Issued Shares
Dividend	Shares	Shares	Distribution	Cash Dividends	Open Market		Amount	Shares
March 2008	1,693,284	9.7%	$7,000,133	$6,322,815	$-		$677,318	41,482
June 2008	1,655,552	9.4%	$8,651,281	$7,989,060	$662,221		$-	-
September 2008	1,739,829	8.0%	$8,651,281	$7,955,350	$695,931		$-	-
December 2008	1,749,954	8.1%	$8,867,563	$8,150,082	$717,481		$-	-
March 2009	2,179,204	10.1%	$4,325,640	$3,889,799	$435,841	(1)	$-	-

(1)  Shares were purchased on April 13, 2009 for the March 2009 dividend.  See above and Note 4 for futher detail.

Note 3:	Credit Facilities and Borrowings

Under the terms of the Company’s Treasury Secured Revolving Credit Agreement (as amended, the “Treasury Facility”), the lenders party thereto and SunTrust Bank, as administrative agent for the lenders, have extended credit available under the Treasury Facility to an amount not to exceed $175 million by obtaining additional commitments from existing lenders or new lenders. The total amount committed and outstanding under the Treasury Agreement as of March 31, 2009 and as of December 31, 2008 was $75.0 million. Proceeds from the Treasury Facility are used to facilitate the growth of the Company’s investment portfolio and provide flexibility in the sizing of its portfolio investments. The Treasury Facility has a three-year term, maturing August 31, 2009, and bears interest, at the Company’s option, at either (i) LIBOR plus 25 basis points or (ii) the base rate. On September 29, 2008, the required lenders exercised their option to convert pricing of the Treasury Facility from LIBOR-based to prime-based. The prime rate as of December 31, 2008 and as of March 31, 2009 was 3.25%.

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

Under the terms of the Company’s Amended and Restated Revolving Credit Agreement (as amended, the “Investment Facility”), the lenders have agreed to extend revolving credit to the Company in an amount not to exceed $87.5 million, with the ability to increase the credit available to an amount not to exceed $175 million by obtaining additional commitments from existing lenders or new lenders. The total amount committed was $87.5 million and $27.0 million was outstanding under the Investment Facility as of March 31, 2009. By comparison, the total amount committed as of December 31, 2008 was $87.5 million and $45.0 million was outstanding under the Investment Facility. The Investment Facility has a four-year term, maturing on August 31, 2010, and bears interest, at the Company’s option, at either (i) LIBOR plus 150 to 250 basis points, based on the degree of leverage of the Company or (ii) the base rate plus 0 to 75 basis points, based on the degree of leverage of the Company. Proceeds from the Investment Facility will be used to supplement the Company’s equity capital to make portfolio investments. As of March 31, 2009, the interest rate was 3.50% on $27.0 million (prime rate plus 25 basis points).

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

On February 6, 2008, the Company’s shelf registration statement on Form N-2 (Registration No. 333-146715) registering the offering, from time to time, of up to $250,000,000 in aggregate offering price of the Company’s common stock was declared effective by the SEC.  On April 10, 2008, the Company commenced a public offering of 3,700,000 shares of common stock (plus up to 550,000 additional shares of common stock subject to the underwriters’ over-allotment option) of which 4,086,388 shares were sold to the public at a price of $16.00 per share.  The net proceeds from this offering, after deducting expenses of approximately $781,000 and underwriting discounts and commissions of $0.80 per share, were approximately $61,330,000.

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

Under the investment advisory agreement, the base management fee is calculated quarterly as 0.45% of the average of total assets of the Company as of the end of the two previous quarters, and is payable quarterly in arrears.  The Manager has agreed to waive permanently, subsequent to September 30, 2007, that portion of the management fee attributable to U.S. Treasury securities or other short term investments acquired with borrowings under the Company’s credit facilities to the extent the amount of such securities exceeds $100 million.  All of the $1,833,848 management and incentive fees payable to the Manager as of March 31, 2009 is attributable to the base management fee for the quarter ended March 31, 2009.  The base management fee for the quarter ended March 31, 2008 was $1,800,206.

The incentive fee under the investment advisory agreement consists of two parts. The first part, which is calculated and payable quarterly in arrears, equals 20% of the excess, if any, of the Company’s net investment income for the quarter that exceeds a quarterly hurdle rate equal to 2% (8% annualized) of the Company’s net assets.

For this purpose, net investment income means interest income, dividend income, and any other income (including any other fees, such as commitment, origination, syndication, structuring, diligence, managerial assistance, monitoring, and consulting fees or other fees that the Company receives from portfolio companies) accrued during the fiscal quarter, minus the Company’s operating expenses for the quarter (including the base management fee, expenses payable under the administration agreement, any interest expense and dividends paid on issued and outstanding preferred stock, if any, but excluding the incentive fee).   Accordingly, the Company may pay an incentive fee based partly on accrued interest, the collection of which is uncertain or deferred.  Net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income that the Company has not yet received in cash. Net investment income does not include any realized capital gains or losses, or unrealized capital appreciation or depreciation.

The incentive fees due in any fiscal quarter will be calculated as follows:

•	No incentive fee in any fiscal quarter in which the Company’s net investment income does not exceed the hurdle rate.
•	20% of the amount of the Company’s net investment income, if any, that exceeds the hurdle rate in any fiscal quarter.

There were no investment income incentive fees earned for the first quarters of 2009 and 2008.

The second part of the incentive fee (the “Capital Gains Fee”) is determined and payable in arrears as of the end of each fiscal year (or upon termination of the investment advisory agreement, as of the termination date), and equals (1) 20% of (a) the Company’s net realized capital gain (realized capital gains less realized capital losses) on a cumulative basis from the closing date of the Company’s initial public offering to the end of such fiscal year, less (b) any unrealized capital depreciation at the end of such fiscal year, less (2) the aggregate amount of all Capital Gains Fees paid to the Manager in prior fiscal years.  No Capital Gains Fees were earned for the first quarters of 2009 and 2008.

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

The Manager has agreed that, to the extent permissible under federal securities laws and regulations, including Regulation M, it will utilize 30% of the fees it receives from the capital gains portion of the incentive fee (up to a maximum of $5 million of fees received in the aggregate) to purchase shares of the Company’s common stock in open market purchases through an independent trustee or agent.  Pursuant to this voluntary agreement, with respect to the capital gains incentive fees earned for 2007, the Manager previously purchased approximately $105,000 of the Company’s stock.  Any sales of such stock will comply with any applicable six-month holding period under Section 16(b) of the Securities Act of 1933 and all other restrictions contained in any law or regulation, to the fullest extent applicable to any such sale.  Any change in this voluntary agreement will not be implemented without at least 90 days’ prior notice to stockholders and compliance with all applicable laws and regulations.

The investment advisory agreement was originally approved by the Company’s Board of Directors on November 9, 2004. The investment advisory agreement provides that unless terminated earlier as described below, the agreement shall remain in effect from year-to-year after November 9, 2006, provided continuation is approved at least annually by the Company’s Board of Directors or by the affirmative vote of the holders of a majority of the Company’s outstanding voting securities, including, in either case, approval by a majority of the Company’s Board of Directors who are not interested persons.  On October 30, 2008, the Company’s Board of Directors, including all of the independent directors, approved an extension of the investment advisory agreement through November 9, 2009.

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

Of the $328,843 in accounts payable as of March 31, 2009, $98,617 was due to the Administrator for expenses incurred on the Company’s behalf for the month of March 2009.  By comparison, $206,265 was due to the Administrator for expenses incurred on the Company’s behalf for the month of March 2008.

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

The Company met all RIC requirements and distributed substantially all of its investment company taxable income for the years ended December 31, 2006, 2007 and 2008.  Thus, the Company did not incur any federal income tax liability for any of these periods.

The Company’s consolidated subsidiaries, NGPC Asset Holdings, LP, NGPC Asset Holdings II, LP, NGPC Asset Holdings III, LP, NGPC Asset Holdings V, LP and NGPC Nevada, LLC, collectively (“NGPCAH”), are subject to federal income taxes for the period ended March 31, 2009.  The difference between the effective income tax rate of 6.91% and the statutory federal tax rate of 34% for the period ended March 31, 2009 is attributable to RIC investment company taxable income and net capital gains that generally will not be subject to federal income tax.

Note 7:	Reclassifications

GAAP requires that certain components of net assets be adjusted to reflect permanent differences between financial and tax reporting. These reclassifications have no effect on total net assets or net asset value per share. During the years ended December 31, 2008, 2007 and 2006, $135,563, $64,170 and $15,710, respectively, have been reclassified from undistributed net investment income (loss) to paid-in capital in excess of par.  These reclassifications were primarily due to non-deductible meal expenses, non-deductible excise taxes and income and expenses from a wholly owned subsidiary.  For the year ended December 31, 2008, $7,433,016 was reclassified from undistributed net realized capital gain (loss) to paid-in capital in excess of par. During the years ended December 31, 2007 and 2006 there were no reclassifications from undistributed net realized capital gain (loss) to paid-in capital in excess of par.

Note 8:	Commitments and Contingencies

As of March 31, 2009, the Company had investments in or commitments to fund investments to nineteen portfolio companies totaling $349.6 million, on which $300.5 million was drawn. In addition, the Company has continuing obligations under the investment advisory agreement with the Manager and the administration agreement with the Administrator. The agreements provide that, absent willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, the Manager, the Administrator and its officers, managers, agents, employees, controlling persons, members and any other person or entity affiliated with them will be entitled to indemnification from the Company for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of the Manager’s or Administrator’s services under the agreements or otherwise as the Company’s investment adviser or administrator. The agreements also provide that the Manager, the Administrator and their affiliates will not be liable to the Company or any stockholder for any error of judgment, mistake of law, any loss or damage with respect to any of the Company’s investments or any action taken or omitted to be taken by the Manager or the Administrator in connection with the performance of any of their duties or obligations under the agreements or otherwise as investment adviser or administrator to the Company, except to the extent specified in Section 36(b) of the 1940 Act concerning loss resulting from a breach of fiduciary duty with respect to the receipt of compensation for services. In the normal course of business, the Company enters into a variety of undertakings containing a variety of representations that may expose the Company to some risk of loss. The amount of future loss, if any, arising from such undertakings, while not quantifiable, is not expected to be significant.

Note 9:	Fair Value

Statement on Financial Accounting Statement 157, Fair Value Measurements (“Statement 157”) establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into the following three broad categories:

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

The following table sets forth by level within the fair value hierarchy the Company's financial assets that were accounted for at fair value on a recurring basis as of March 31, 2009.  As required by Statement 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. The fair value of the crude oil and natural gas options are estimated using a combined income and market-based valuation methodology based upon forward commodity price and volatility curves.  The curves are obtained from independent pricing services reflecting broker market quotes.

The following table presents the Company’s assets measured at fair value on a recurring basis at March 31, 2009:

			Prices with
		Quoted Prices	Observable
		in Active	Market	Unobservable
		Markets	Inputs	Inputs
Assets at Fair Value	Total	(Level 1)	(Level 2)	(Level 3)

Long Term Investments	$234,331,095	$-	$-	$234,331,095
Short Term Investments	76,134,101	76,134,101	-	-
Crude Oil Put Options	4,143,005	-	-	4,143,005
Natural Gas Put Options	586,229	-	-	586,229
Total Assets at Fair Value	$315,194,430	$76,134,101	$-	$239,060,329

The Company did not have any liabilities that were measured at fair value on a recurring basis at March 31, 2009.

The following table presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at December 31, 2008 and at March 31, 2009.

Long Term
Assets at Fair Value Using Unobservable Inputs (Level 3)	Investments

Balance as of December 31, 2008	$258,792,440
Transfers in (out) of Level 3	-
Net amortization of premiums, discounts and fees	(1,445,811)
Net realized gains (losses)	-
Net unrealized gains (losses)	(24,560,032)
Purchases, sales and redemptions	6,273,732
Balance as of March 31, 2009	$239,060,329

Of the $24,560,032 in net unrealized losses presented in the table above, $2,998,809 relates to reversals of unrealized gains on commodity derivative instruments recognized in 2008 and offset by realized gains during the first quarter of 2009.  The remaining balance of $21,561,223 relates to unrealized losses on investments that are still held at March 31, 2009.  The Company presents net unrealized losses on the Consolidated Statement of Operations as net increase (decrease) in unrealized appreciation (depreciation) on portfolio securities, corporate notes and commodity derivative instruments.

Note 10:	Commodity Derivative Instruments

The Company may periodically enter into commodity derivative instruments to manage our exposure to commodity price fluctuations.  All of our derivatives are used for risk management purposes and are not held for speculative or trading purposes.  These contracts generally consists of options contracts on underlying commodities.

The Company acquired a limited term royalty interest from ATP Oil & Gas Corporation (“ATP”) and will receive royalty payments from this investment that are based on crude oil and natural gas production and prices.  As a result, the Company is exposed to fluctuations in crude oil and natural gas prices.  As of June 4, 2008, the Company had entered into option contracts to manage the price risk associated with these royalty payments.  The Company accounts for derivative instruments and hedging activities in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  The Company has decided not to designate these instruments as hedging instruments for financial accounting purposes, and as a result, we recognize the change in the instruments’ fair value currently on the Consolidated Statement of Operations as net increase (decrease) in unrealized appreciation (depreciation) on portfolio securities, corporate notes and commodity derivative instruments.

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

The components of gains (losses) on commodity derivative instruments are as follows:

	For the Three Months Ended
	March 31, 2009	March 31, 2008

Unrealized gains (losses) on commodity derivatives	$(3,189,673)	$-
Realized gains (losses) on commodity derivatives	3,173,852	-

Net gains (losses) on commodity derivative instruments	$(15,821)	$-

The unrealized gains (losses) on commodity derivatives are included in net increase (decrease) in unrealized appreciation (depreciation) on portfolio securities, corporate notes and commodity derivatives instruments.

The realized gains (losses) on commodity derivatives are composed of revenues received on favorable expired options less the cost of the related expired positions and are included in total investment income.

Below is a summary of the Company’s commodity derivative instruments as of March 31, 2009.

		Weighted
		average strike
	Volumes	price per	Fair Value at
	Bbls/Mmbtus	Bbl/Mmbtu	March 31, 2009

Oil:
Put Options:
2009	90,500	$96.45	$3,939,349
2010	7,000	$85.00	203,656

Total Oil	97,500		4,143,005

Natural Gas:
Put Options:
2009	93,000	$10.00	586,229

Total Natural Gas	93,000		586,229

Total Oil & Natural Gas Put Options			$4,729,234

Note 11:	Recent Accounting Pronouncements

In March 2008, FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, (“SFAS No. 161”).  SFAS No. 161 requires enhanced disclosure about the fair value of derivative instruments and their gains or losses in tabular format and information about credit risk related contingent features in derivative agreements, counterparty credit risk, and the company’s strategies and objectives for using derivative instruments.  SFAS No. 161 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and as such, was adopted by the Company on January 1, 2009.  The principal impact was to require the expansion of our disclosure regarding our derivative instruments.  See Note 10 for additional disclosures required by  SFAS No. 161.

In September 2006, FASB issued Statement 157, Fair Value Measurements, which establishes a framework for measuring fair value and requires additional disclosures about fair value measurements.  Beginning January 1, 2008, the Company partially applied Statement 157 as allowed by FASB Staff Position (FSP) 157-2, which delayed the effective date of Statement 157 for nonrecurring fair value measurements associated with the Company’s nonfinancial assets and liabilities.  As of January 1, 2008, the Company has applied the provisions of Statement 157 to its recurring fair value measurements and the impact was not material.  See Note 9 for disclosure of fair value measurements for the Company’s financial instruments.  Under FSP 157-2, the Company is required to apply Statement 157 to its nonrecurring fair value measurements associated with its non-financial assets and liabilities beginning January 1, 2009.  As of January 1, 2009, the Company has considered the provisions of FSP 157-2 and there is no impact to our financial statements, as we do not have non-financial assets or liabilities.

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

In April 2009, FASB issued FSP SFAS No. 107-1 and Accounting Principles Board No. 28-1, Interim Disclosures about Fair Value of Financial Instruments.  This statement requires disclosures about the fair value of financial instruments to be made in interim reporting periods where summarized financial information is issued.  FSP SFAS No. 107-1 and Accounting Principles Board No. 28-1 will be effective for interim reporting periods ending after June 15, 2009.  The adoption of this statement is not expected to have an effect on our disclosures, as we do not issue summarized financial statements.

Note 12:	Subsequent Events

In May 2009, the Company amended its $30.2 million Senior Secured Multiple-Advance Term Loan to Tammany Oil & Gas, LLC.   Terms of the amendment included increasing the interest rate on the note from the greater of 11% or LIBOR plus 6% to the greater of 13% or LIBOR plus 8%.  In addition, the overriding royalty interest, which was previously scheduled to begin accruing payment obligations at the earlier of repayment or maturity, began accruing payment obligations effective March 1, 2009.  The terms of the amendment modified the required amortization prior to the maturity of the note, March 21, 2010, which did not change.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis of our financial condition and results of operations should be read in conjunction with management’s discussion and analysis contained in our 2008 Annual Report on Form 10-K, as well as our consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q.

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

•	uncertainties associated with the timing of transaction closings;
•	changes in the prospects of our portfolio companies;
•	changes in interest rates;
•	changes in regional, national or international economic conditions and their impact on the industries in which we invest;
•	continued disruption of credit and capital markets, such as the events that have occurred since the third quarter of 2008;
•	the future operating results of our portfolio companies and their ability to achieve their objectives;
•	changes in the conditions of the industries in which we invest;
•	the adequacy of our cash resources and working capital;
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	the ability of our Manager to locate suitable investments for us and to monitor and administer the investments; and
•	other factors enumerated in our filings with the SEC.

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

Overview

We are a financial services company created to invest primarily in debt securities of small and mid-size private energy companies.  On July 21, 2008, the Securities and Exchange Commission expanded the definition of eligible portfolio companies to include domestic operating companies with securities listed on a national securities exchange so long as the company has a market capitalization of less than $250 million. We have elected to be regulated as a BDC under the 1940 Act and, as such, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, for federal income tax purposes we operate so as to be treated as a RIC under the Code. Pursuant to these elections, we generally will not have to pay corporate-level taxes on any income and capital gains we distribute to our stockholders. The Company has several subsidiaries that are single member limited liability companies and wholly-owned limited partnerships established to hold certain portfolio investments or provide services to the Company in accordance with specific rules prescribed for a company operating as a RIC. These subsidiaries are: NGPC Funding GP, LLC, a Texas limited liability company; NGPC Nevada, LLC, a Nevada limited liability company; NGPC Funding, LP, a Texas limited partnership; NGPC Asset Holdings GP, LLC, a Texas limited liability company; NGPC Asset Holdings, LP, a Texas limited partnership; NGPC Asset Holdings II, LP, a Texas limited partnership (“NGPC II”); NGPC Asset Holdings III, LP, a Texas limited partnership and NGPC Asset Holdings V, LP, a Texas limited partnership. Effective May 28, 2008, NGPC Asset Holdings IV, LP merged with and into NGPC II. The Company consolidates the results of its subsidiaries for financial reporting purposes. The Company does not consolidate the financial results of its portfolio companies.

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

Portfolio and Investment Activity

During the quarter ended March 31, 2009, we funded $12.0 million to existing portfolio companies and received $7.6 million in repayments.  We did not add any new companies to our portfolio during the first quarter of 2009.

In February 2009, we accelerated and demanded immediate repayment of our $37.3 million Senior Secured Note from Formidable, LLC (“Formidable”). We also made demand on a partial guaranty from the principal owner of Formidable. At this time, we are pursuing a number of options with respect to Formidable, including an outright sale of the properties, a negotiated deed-in-lieu of foreclosure on the properties and foreclosure on the properties.

Also in February 2009, we notified Alden Resources LLC (“Alden”) of certain defaults under their credit facility with us, namely, their failure to make interest, principal and royalty interest payments. We have permitted Alden to defer its interest and royalty payments during the first quarter of 2009. We are working with Alden’s management to restructure the credit facility and such restructuring is expected to result in the curing of the payment defaults.  Subsequent to the restructuring, we expect Alden to be able to make its required payments going forward.

In March 2009, we restructured our $14 million Second Lien Term Loan B from Nighthawk Transport I, LP (“Nighthawk”). Terms of the restructuring include increasing the interest rate on the notes from 15% to 21%, with the additional 6% interest payable in kind at the option of Nighthawk. In addition, the warrant position granted to the lenders increased from 15% to 40% of the equity of Nighthawk, increasing our warrant position from 2.5% to 7.1% of the outstanding equity of Nighthawk. The maturity of the notes, set at October 3, 2010, did not change.

Following these transactions, as of March 31, 2009, our investment portfolio consisted of nineteen portfolio companies invested as follows: 42.1% in senior secured term loans, 4.8% in senior subordinated secured notes, 0.3% in participating convertible preferred stock, 0.4% in common stock, 1.8% in corporate notes, 6.3% in membership and partnership units, 9.7% in net profits interests, 3.0% in limited term royalty interests, and 1.5% in other investments.  The balance of our investment portfolio (as a percentage of the whole portfolio) was comprised 22.3% of U.S. Treasury Bills and 7.8% of cash and cash equivalents.

Results of Operations

Investment Income

Investment income for the quarter ended March 31, 2009 was $8.5 million with $6.0 million attributable to interest from targeted investments in eleven portfolio companies, $3.2 million attributable to income from commodity derivative instruments, a $0.9 million net loss attributable to royalty income net of amortization, and $0.2 million from corporate notes and investments in cash equivalents. This compares to investment income for the quarter ended March 31, 2008 of $9.5 million with $7.7 million attributable to interest from targeted investments in thirteen portfolio companies, $0.5 million attributable to royalty income net of amortization, $0.2 million from corporate notes and $1.1 million attributable to investments in cash equivalents.

While our total targeted portfolio balance increased on a cost basis by approximately $21.8 million from March 31, 2008 to March 31, 2009, the balance of non-accruing and non-income producing investments increased from approximately $25.1 million at March 31, 2008 to approximately $77.8 million at March 31, 2009.  Additional discussion concerning non-accrual investments is provided in Portfolio Credit Quality below.  Although LIBOR rates dropped significantly from the first quarter of 2008 compared to the first quarter of 2009, this had a minimal effect on our targeted investment income because of LIBOR floors established for new portfolio companies and certain other existing portfolio companies during 2008.  Conversely, significantly lower U.S. Treasury Bill rates during 2008 and the first quarter of 2009 reduced interest from cash and cash equivalents.

At March 31, 2009, the weighted average yield on targeted portfolio investments, exclusive of capital gains, was 6.51%.  The weighted average yield of our corporate notes was 5.82%. The weighted average yield of our U.S. Treasury Bills and cash equivalents was 0.13% and 0.31%, respectively.  The weighted average yield on our total capital invested at March 31, 2009 was 6.05%.  The primary cause of the decline in the weighted average yield on targeted portfolio investments as of March 31, 2009 is that the calculation includes a negative yield on our investment in the ATP Limited Term Royalty, which had a cost basis of $22.5 million as of quarter end.  The negative yield is the result of amortization on the investment being substantially higher than the income earned for the month of March 2009 due to lower oil and natural gas prices.  In addition, though the investment is substantially hedged and such hedges produced substantial income for the month of March 2009, such income is not included in the yield calculation for targeted portfolio investments as the investment in commodity hedges is not included in the targeted investment portfolio.  Further, we continue to maintain our investments in Formidable ($37.9 million cost basis), BSR Loco Bayou, LLC ($2.4 million cost basis) and Chroma Exploration & Production, Inc. ($4.2 million cost basis) on non-accrual status.

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

Operating Expenses

For the quarter ended March 31, 2009, operating expenses were $4.0 million compared to $5.4 million for the quarter ended March 31, 2008. The 2009 amount consisted of investment advisory and management fees of $1.8 million, insurance expenses, administrative services fees, professional fees, directors’ fees and other general and administrative expenses of $1.2 million and credit facility interest and fees of $1.0 million.  In comparison, for the quarter ended March 31, 2008, investment advisory and management fees were $1.8 million, insurance expenses, administrative services fees, professional fees, directors’ fees and other general and administrative expenses were $1.2 million and credit facility interest and fees were $2.4 million.

Operating expenses for the three month periods include our allocable portion of the total organizational and operating expenses incurred by us, the Manager and the Administrator, as determined by our Board of Directors and representatives of the Manager and the Administrator.  According to the terms of the investment advisory agreement, the base management fee is calculated quarterly as 0.45% of the average of our total assets as of the end of the two previous quarters.  Other general and administrative expenses include allocated share of  employee, facilities and stockholder services and marketing costs.

Net Investment Income Before Income Taxes

For the quarter ended March 31, 2009, net investment income before income taxes was $4.5 million compared to $4.1 million for the quarter ended March 31, 2008.  The 9.6% increase was primarily due to lower credit facility interest expense and fees on our reduced debt balance.

Net Realized Gains

There were no realized capital gains or losses for the quarters ended March 31, 2009 or 2008.

Unrealized Appreciation or Depreciation on Investments

For the quarter ended March 31, 2009, the increase in net unrealized depreciation was $24.6 million, comprised of a $21.2 million decrease in targeted portfolio fair value, a decrease of  $3.2 million in commodity derivative instruments fair value and a decrease of $0.2 million in corporate notes fair value.  The decrease in targeted portfolio fair value was largely a result of changes in the estimated current market values of underlying assets.  The decrease in the fair value of commodity derivative instruments was a result of the reversal of 2008 unrealized appreciation due to realizations in the first quarter of 2009.

For the quarter ended March 31, 2008, the increase in net unrealized depreciation was $1.7 million, comprised of a $1.4 million decrease in targeted portfolio fair value and a $0.3 million decrease in the fair value of corporate notes.

In light of the recent disruption in the credit and equity capital markets and the downward volatility of energy commodity prices, it has become more difficult to predict the timing and amount of future realized capital gains.  In addition, recent capital markets volatility has impacted our unrealized capital appreciation and unrealized depreciation.  For example, since September 30, 2008, the price of Resaca common stock as traded on the London AIM has fallen by approximately 81% from £1.24 to £0.23 as of April 21, 2009 while the U.S. dollar has strengthened against the British pound.  Also, corporate bond prices have generally declined since September 30, 2008.

Net Increase or Decrease in Stockholders’ Equity from Operations

For the quarter ended March 31, 2009, we had a net decrease in stockholders’ equity (net assets) resulting from operations of $18.7 million, or $0.86 per share, compared to a net increase of $2.4 million, or $0.14 per share for the quarter ended March 31, 2008.  The $21.1 million, or $1.00 per share net decrease is attributable to the $22.8 million increase in unrealized depreciation on our investments during the first quarter of 2009, compared to the first quarter of 2008.

Financial Condition, Liquidity and Capital Resources

During the quarter ended March 31, 2009, we generated cash from operations, including interest earned on our portfolio securities, as well as our investments in corporate notes and U.S. government securities.  We received cash redemptions of investments in portfolio securities and commodity derivative instruments of $5.8 million.  At March 31, 2009, we had cash and cash equivalents of $26.9 million, investments in U.S. Treasury Bills of $76.1 million and investments in corporate notes of $6.1 million.  Our Treasury Credit Facility, which as of March 31, 2009 had $75 million drawn, will mature on August 31, 2009.  On or before the maturity, we expect to retire the facility in full with the proceeds of the sale of our U.S. Treasury Bills. As of March 31, 2009, we had investments in or commitments to fund loan facilities to nineteen portfolio companies totaling $349.6 million, of which $300.5 million was drawn.  We expect to fund our investments in 2009 from income earned on our portfolio and temporary investments, repayments or realizations of existing investments and from borrowings under our Investment Facility.  In the future, we may also fund a portion of our investments with issuances of equity or senior debt securities.  We may also securitize a portion of our investments in mezzanine or senior secured loans or other assets.  We expect our primary use of funds to be investments in portfolio companies, cash distributions to holders of our common stock and payment of fees and other operating expenses.

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

We acquired a limited term royalty interest from ATP and the royalty payments associated with this investment are subject to fluctuations in natural gas and oil prices.  To manage this risk, we purchased oil and natural gas put options on approximately 93% of our royalty interest.  These transactions limit exposure to declines in oil and natural gas prices.  See “Note 10: Commodity Derivative Instruments” in the accompanying notes to the consolidated financial statements for further description of our put options.

Contractual Obligations

A summary of our contractual payment obligations at March 31, 2009 is as follows:

		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

March 31, 2009:
Long-term debt obligations— revolving credit facilities (1)	$102,000,000	$75,000,000	$27,000,000	$-	$-
Total	$102,000,000	$75,000,000	$27,000,000	$-	$-

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

Portfolio Credit Quality

Virtually all of our portfolio investments are in negotiated, and often illiquid, securities of energy companies. We maintain a system to evaluate the credit quality of these investments. While incorporating quantitative analysis, this system is a qualitative assessment. This system is intended to reflect the overall, long term performance of a portfolio company’s business, the collateral coverage of an investment, and other relevant factors. Based on this system, as of March 31, 2009, our investments in portfolio companies are generally performing satisfactorily. As a consequence of the general economic downturn and associated weakness in the energy markets, some of our investments may experience stress in the near term; however, we believe that they generally have cost structures that should tolerate it. Of the twenty-two rated investments in nineteen portfolio companies, compared to the prior quarter end, none improved in rating, five declined in rating and seventeen retained the same rating.  Twelve investments approximating $142.9 million, or approximately 48% of the $300.0 million in targeted investments and commodity derivative instruments, on a cost basis, are carried on our watch list due to slower than expected development of the assets supporting the investments, deterioration in asset coverage, or the downturn in general economic and commodity market conditions.  While restructuring of some of these watch list investments may be required, subject to general economic and commodity market conditions in the long term, we do not currently foresee significant permanent long-term deterioration in the existing portfolio.

The combined decrease in targeted portfolio and commodity derivative instrument fair value of $24.4 million is primarily due to changes in the estimated current market values of underlying assets of $21.3 million, and the reversal of prior year unrealized appreciation of commodity derivative instruments, due to first quarter 2009 realizations.  The $21.2 million decrease in targeted portfolio fair value consisted primarily of increases on TierraMar Energy LP preferred LP units, $4.1 million, and Formidable Senior Secured Note, $17.5 million. The increase in unrealized depreciation on TierraMar’s preferred LP units was primarily due to changes in our forecast of oil and natural gas prices.  The increase in unrealized depreciation on the Formidable Senior Secured Note is primarily due to deterioration in the market for Powder River Basin natural gas assets.

Recently Issued Accounting Pronouncements

See “Note 11: Recent Accounting Pronouncements” in the accompanying notes to consolidated financial statements for details of recently issued accounting pronouncements and their expected impact on our financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the information provided in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in 13a-15(e) and 15d-15(e) of the Exchange Act) designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported on a timely basis and accumulated and made known to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures.  Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q conducted by our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2009 because they are not yet able to conclude that we have remediated the material weakness in internal control over financial reporting identified in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2008.

The certifications of our Chief Executive Officer and our Chief Financial Officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 are attached as exhibits to this Quarterly Report on Form 10-Q. The disclosures set forth in this Item 4 contain information concerning (i) the evaluation of our disclosure controls and procedures referred to in paragraph 4 of the certifications, and (ii) material weaknesses in the design or operation of our internal control over financial reporting referred to in paragraph 5 of those certifications. Those certifications should be read in conjunction with this Item 4 for a more complete understanding of the matters covered by the certifications.

Changes in Internal Control Over Financial Reporting

As of December 31, 2008, our assessment of the effectiveness of our internal control over financial reporting identified a material weakness in our internal control over financial reporting.  Our management determined that as of December 31, 2008, the Company did not maintain effective controls over the determination and reporting of the provision for income taxes. Specifically, management did not perform a sufficiently precise review to ensure the completeness and accuracy of the Company’s calculation of its income tax provision and deferred income tax assets and liabilities. This deficiency resulted in errors in the annual tax provision and deferred income tax assets and liabilities for the fiscal year ended December 31, 2008 (which resulted in audit adjustments to our consolidated financial statements).

In the first quarter of 2009, the Company implemented the following remediation steps to address this material weakness discussed above and to improve its internal controls over financial reporting:

•	improved procedures for the calculation and reconciliation process of our deferred income tax assets and liabilities, including validation of underlying supporting data;

•	enhanced quarterly management review of the calculation of the deferred income tax assets and liabilities and underlying supporting data; and

•	engaged external tax experts to support the Company’s financial closing and reporting process.

We believe that these remediation steps represent ongoing improvement measures. While we have taken steps to begin remediation of the material weakness, additional measures may be required. We will assess the effectiveness of our remediation efforts in connection with our management's tests of internal control over financial reporting in conjunction with our December 31, 2009 financial statements.  Except as discussed above, we have not identified any changes in our internal controls over financial reporting during the first quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are not currently a defendant in any material legal proceeding, nor to our knowledge, is any material legal proceeding threatened against us.

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed under Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

No.	Exhibit

Exhibits No.	Exhibit
3.1	Articles of Amendment and Restatement (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference)
3.2	Bylaws (filed as Exhibit (b) to the Company’s Registration Statement on Form N-2 filed on August 16, 2004 (Registration No. 333-118279) and incorporated herein by reference)
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
10.1
Investment Advisory Agreement between the Company and NGP Investment Advisor, LP (filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference)

10.2
Administration Agreement between the Company and NGP Administration, LLC (filed as
Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference)

10.3
License Agreement between the Company and NGP Energy Capital Management, L.L.C. (formerly known as Natural Gas Partners, L.L.C.)(filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference)

10.4	Form of Indemnity Agreement (filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference)
10.5
Amended and Restated Revolving Credit Agreement, dated as of August 31, 2006, between the Company, the lenders from time to time party thereto and SunTrust Bank, as administrative agent for the lenders (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference)

10.6
Treasury Secured Revolving Credit Agreement, dated as of August 31, 2006, between the Company, the lenders from time to time party thereto and SunTrust Bank as administrative agent for the lenders (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference)

10.7
Custody Agreement between the Company and Wells Fargo Bank, N.A. (filed as Exhibit (j)(1) to the Company’s Pre-Effective Amendment No. 1 to Registration Statement on Form N-2 filed September 24, 2004 (Registration No. 333-118279) and incorporated herein by reference)

10.8
Amendment No. 1 to Custody Agreement between the Company and Wells Fargo Bank, N.A. (filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31,  2007 and incorporated herein by reference)

10.9
Amendment No. 2 to Custody Agreement between the Company and Wells Fargo Bank, N.A. (filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference)

10.10
First Amendment to Amended and Restated Revolving Credit Agreement effective as of August 31, 2006, between the Company, the lenders from time to time party thereto and SunTrust Bank (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference)

10.11
First Amendment to Treasury Secured Revolving Credit Agreement effective as of August 31, 2006, between the Company, the lenders from time to time party thereto and SunTrust Bank (filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference)

10.12
Second Amendment to Treasury Secured Revolving Credit Agreement effective as of September 28, 2007, between the Company, the lenders from time to time party thereto and SunTrust Bank (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on October 24, 2007 and incorporated herein by reference)

10.13
Second Amendment to Amended and Restated Revolving Credit Agreement effective as of March 13, 2008, between the Company, the lenders from time to time party thereto and SunTrust Bank (filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 and incorporated herein by reference)

Exhibits No.	Exhibit

10.14
Third Amendment to Treasury Secured Revolving Credit Agreement effective as of March 13, 2008, between the Company, the lenders from time to time party thereto and SunTrust Bank (filed as Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 and incorporated herein by reference)

10.15
Third Amendment to Amended and Restated Revolving Credit Agreement effective as of September 29, 2008, between the Company, the lenders from time to time party thereto and SunTrust Bank (filed as Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference)

10.16
Fourth Amendment to Treasury Secured Revolving Credit Agreement effective as of September 29, 2008, between the Company, the lenders from time to time party thereto and SunTrust (filed as Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference)

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
Stephen K. Gardner
Chief Financial Officer, Treasurer and Secretary

Date: May 11, 2009

Index to Exhibits

Exhibits No.	Exhibit
3.1	Articles of Amendment and Restatement (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference)
3.2	Bylaws (filed as Exhibit (b) to the Company’s Registration Statement on Form N-2 filed on August 16, 2004 (Registration No. 333-118279) and incorporated herein by reference)
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
10.1
Investment Advisory Agreement between the Company and NGP Investment Advisor, LP (filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference)

10.2
Administration Agreement between the Company and NGP Administration, LLC (filed as
Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference)

10.3
License Agreement between the Company and NGP Energy Capital Management, L.L.C.(formerly known as Natural Gas Partners, L.L.C.)(filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference)

10.4	Form of Indemnity Agreement (filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference)
10.5
Amended and Restated Revolving Credit Agreement, dated as of August 31, 2006, between the Company, the lenders from time to time party thereto and SunTrust Bank, as administrative agent for the lenders (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference)

10.6
Treasury Secured Revolving Credit Agreement, dated as of August 31, 2006, between the Company, the lenders from time to time party thereto and SunTrust Bank as administrative agent for the lenders (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference)

10.7
Custody Agreement between the Company and Wells Fargo Bank, N.A. (filed as Exhibit (j)(1) to the Company’s Pre-Effective Amendment No. 1 to Registration Statement on Form N-2 filed September 24, 2004 (Registration No. 333-118279) and incorporated herein by reference)

10.8
Amendment No. 1 to Custody Agreement between the Company and Wells Fargo Bank, N.A. (filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31,  2007 and incorporated herein by reference)

10.9
Amendment No. 2 to Custody Agreement between the Company and Wells Fargo Bank, N.A. (filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference)

10.10
First Amendment to Amended and Restated Revolving Credit Agreement effective as of August 31, 2006, between the Company, the lenders from time to time party thereto and SunTrust Bank (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference)

10.11
First Amendment to Treasury Secured Revolving Credit Agreement effective as of August 31, 2006, between the Company, the lenders from time to time party thereto and SunTrust Bank (filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference)

10.12
Second Amendment to Treasury Secured Revolving Credit Agreement effective as of September 28, 2007, between the Company, the lenders from time to time party thereto and SunTrust Bank (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on October 24, 2007 and incorporated herein by reference)

10.13
Second Amendment to Amended and Restated Revolving Credit Agreement effective as of March 13, 2008, between the Company, the lenders from time to time party thereto and SunTrust Bank (filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 and incorporated herein by reference)

Exhibits No.	Exhibit
10.14
Third Amendment to Treasury Secured Revolving Credit Agreement effective as of March 13, 2008, between the Company, the lenders from time to time party thereto and SunTrust Bank (filed as Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 and incorporated herein by reference)

10.15
Third Amendment to Amended and Restated Revolving Credit Agreement effective as of September 29, 2008, between the Company, the lenders from time to time party thereto and SunTrust Bank (filed as Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference)

10.16
Fourth Amendment to Treasury Secured Revolving Credit Agreement effective as of September 29, 2008, between the Company, the lenders from time to time party thereto and SunTrust (filed as Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference)

31.1	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Executive Officer
31.2	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Financial Officer
32.1	Section 1350 Certification by the Chief Executive Officer
32.2	Section 1350 Certification by the Chief Financial Officer