Form 10-Q
period 2009-06-30
NGP Capital Resources Co
filed 2009-08-07
CIK 1297704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
  (Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
Yes ☐   No ☑

As of August 6, 2009, there were 21,628,202 shares of the registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(Unaudited)
Assets
Investments in portfolio securities at fair value (cost: $273,750,848 and $294,432,215, respectively)	$199,368,528	$244,229,568
Investments in corporate notes at fair value
(cost: $11,563,571 and $11,586,899, respectively)	7,824,900	6,350,000
Investments in commodity derivative instruments at fair value
(cost: $269,525 and $774,095, respectively)	1,400,375	8,212,872
Investments in U.S. Treasury Bills, at amortized cost
which approximates fair value	76,151,096	-
Total investments	284,744,899	258,792,440

Cash and cash equivalents	37,678,624	133,805,575
Interest receivable	3,521,030	2,410,360
Prepaid and other current assets	995,853	1,940,282
Deferred tax assets	6,509,431	200,000
Total current assets	48,704,938	138,356,217

Deferred tax assets	-	3,600,000

Total assets	$333,449,837	$400,748,657

Liabilities and stockholders' equity (net assets)
Current liabilities
Accounts payable and accrued expenses	$507,387	$512,926
Management and incentive fees payable	1,647,178	2,016,214
Dividends payable	2,595,384	8,867,563
Income taxes payable	90,605	3,529,308
Current portion of long-term debt	75,000,000	75,000,000
Total current liabilities	79,840,554	89,926,011

Deferred tax liabilities	980,346	-
Long-term debt, less current portion	15,000,000	45,000,000

Total liabilities	95,820,900	134,926,011

Commitments and contingencies (Note 8)

Stockholders’ equity (net assets)
Common stock, $.001 par value, 250,000,000 shares authorized;
21,628,202 shares issued and outstanding	21,628	21,628
Paid-in capital in excess of par	315,184,191	315,184,191
Undistributed net investment income (loss)	(2,571,090)	(3,420,716)
Undistributed net realized capital gain (loss)	1,984,349	2,038,312
Net unrealized appreciation (depreciation) of portfolio securities,
corporate notes and commodity derivative instruments	(76,990,141)	(48,000,769)

Total stockholders’ equity (net assets)	237,628,937	265,822,646

Total liabilities and stockholders' equity (net assets)	$333,449,837	$400,748,657

Net asset value per share	$10.99	$12.29

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Investment income
Interest income	$6,372,337	$7,578,124	$12,566,875	$16,530,241
Royalty income (loss), net of amortization	(2,773,803)	574,589	(3,668,103)	1,120,438
Commodity derivative income, net of expired options	1,880,229	-	5,054,081	-
Other income	57,940	44,520	116,739	84,890

Total investment income	5,536,703	8,197,233	14,069,592	17,735,569

Operating expenses
Management fees	1,647,178	1,838,009	3,481,026	3,638,215
Professional fees	319,899	224,390	486,626	433,369
Insurance expense	199,959	198,812	400,180	397,629
Interest expense and fees	1,096,709	1,440,572	2,094,551	3,881,648
State and excise taxes	7,066	23,196	12,685	32,712
Other general and administrative expenses	745,589	713,063	1,542,538	1,451,664

Total operating expenses	4,016,400	4,438,042	8,017,606	9,835,237

Net investment income (loss) before income taxes	1,520,303	3,759,191	6,051,986	7,900,332

Benefit (provision) for income taxes	376,672	-	1,718,665	-

Net investment income (loss)	1,896,975	3,759,191	7,770,651	7,900,332

Net realized capital gain (loss) on portfolio securities, corporate notes and commodity derivative instruments	(53,963)	-	(53,963)	-

Net increase (decrease) in unrealized appreciation
(depreciation) on portfolio securities, corporate
notes and commodity derivative instruments	(4,429,340)	1,611,339	(28,989,372)	(134,823)

Net increase (decrease) in stockholders' equity
(net assets) resulting from operations	$(2,586,328)	$5,370,530	$(21,272,684)	$7,765,509

Net increase (decrease) in stockholders' equity (net assets)
resulting from operations per common share	$(0.12)	$0.25	$(0.98)	$0.36

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (NET ASSETS)

						Net Unrealized
						Appreciation (Depreciation)	Total
			Paid-in Capital	Undistributed	Undistributed	of Portfolio Securities,	Stockholders'
	Common Stock		in Excess	Net Investment	Net Realized	Corporate Notes and Commodity	Equity
	Shares	Amount	of Par	Income (Loss)	Capital Gain (Loss)	Derivative Instruments	(Net Assets)
Balance at December 31, 2008	21,628,202	$21,628	$315,184,191	$(3,420,716)	$2,038,312	$(48,000,769)	$265,822,646
Net increase in stockholders' equity (net assets) resulting from operations	-	-	-	7,770,651	(53,963)	(28,989,372)	(21,272,684)

Dividends declared	-	-	-	(6,921,025)	-	-	(6,921,025)

Balance at June 30, 2009 (unaudited)	21,628,202	$21,628	$315,184,191	$(2,571,090)	$1,984,349	$(76,990,141)	$237,628,937

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Six Months Ended
	June 30, 2009	June 30, 2008
Cash flows from operating activities
Net increase (decrease) in stockholders' equity (net assets) resulting from operations	$(21,272,684)	$7,765,509
Adjustments to reconcile net increase (decrease) in stockholders' equity (net assets)
resulting from operations to net cash used in operating activities
Payment-in-kind interest	(1,378,292)	(1,728,817)
Net amortization of premiums, discounts and fees	6,267,170	(589,096)
Change in unrealized (appreciation) depreciation on portfolio securities,
corporate notes and commodity derivative instruments	28,989,372	134,823
Effects of changes in operating assets and liabilities
Interest receivable	(1,110,670)	(735,432)
Prepaid and other current assets	944,429	957,395
Current portion of deferred income taxes	(6,309,431)	-
Non-current deferred income taxes	4,580,346	-
Accounts payable and accrued expenses	(374,575)	(527,287)
Income taxes payable	(3,438,703)	-
Purchase of investments in portfolio securities, corporate notes
and commodity derivative instruments	(23,212,163)	(81,412,478)
Redemption of investments in portfolio securities, corporate notes
and commodity derivative instruments	39,532,549	28,551,706
Net sale (purchase) of investments in U.S. Treasury Bills	(76,151,096)	(14,033,251)

Net cash used in operating activities	(52,933,748)	(61,616,928)

Cash flows from financing activities
Proceeds from the issuance of common stock, net of underwriting costs	-	62,790,415
Borrowings under revolving credit facility	32,000,000	108,000,000
Repayments on revolving credit facility	(62,000,000)	(99,750,000)
Offering costs from the issuance of common stock	-	(739,265)
Dividends paid	(13,193,203)	(16,012,804)

Net cash provided by (used in) financing activities	(43,193,203)	54,288,346

Net increase (decrease) in cash and cash equivalents	(96,126,951)	(7,328,582)
Cash and cash equivalents, beginning of period	133,805,575	18,437,115

Cash and cash equivalents, end of period	$37,678,624	$11,108,533

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2009
(Unaudited)

Portfolio Company	Energy Industry Segment	Investment (2) (4)	Principal	Cost	Fair Value (3)

TARGETED INVESTMENTS (24)

Venoco, Inc. (1)	Oil & Natural Gas	Senior Notes (7)	$12,000,000	$11,942,577	$10,860,000
	Production and Development	(8.75%, due 12/15/2011)

Chroma Exploration &	Oil & Natural Gas	9,711 Shares Series A Participating	-	2,221,710	-
Production, Inc. (1)	Production and Development	Convertible Preferred Stock (9)
		8,868 Shares Series AA Participating	-	2,089,870	500,000
		Convertible Preferred Stock (9)
		8.11 Shares Common Stock (5)	-	-	-
		Warrants (5) (11)	-	-	-

Resaca Exploitation Inc. (1)	Oil & Natural Gas	Senior Secured	9,098,889	8,541,955	8,541,955
	Production and Development	Revolving Credit Facility
		(The greater of 8.0% or LIBOR + 5.50%,
		due 7/01/2012)
		Common Stock (6,574,216 shares) (5) (6) (20)	3,235,256	3,235,256	1,687,916

Rubicon Energy Partners,	Oil & Natural Gas	LLC Units (4,000 units) (5)	-	-	-
LLC (8)	Production and Development

BSR Loco Bayou, LLC (1) (10)	Oil & Natural Gas	Senior Secured	2,654,935	2,192,489	1,330,401
	Production and Development	Multiple-Advance Term Loan
		(LIBOR + 5.50% cash, LIBOR + 8.50%
		default, due 8/15/2009) (9)
		Overriding Royalty Interest	20,000	18,205	20,000
		Warrants (5) (12)	10,000	10,000	-

Sonoran Energy, Inc. (1)	Oil & Natural Gas	Warrants (5) (13)	10,000	10,000	-
	Production and Development

Nighthawk Transport I, LP (1)	Energy Services	Second Lien	13,022,642	12,492,212	-
		Term Loan B
		(The greater of 21.0% or LIBOR + 16.50%,
		w/ PIK option available up to 6.0%,
		due 10/03/2010) (9)
		LP Units (5)	224	224	-
		Warrants (5) (14)	850,000	850,000	-

		Second Lien	1,457,656	1,440,477	-
		Delayed Draw Term Loan B
		(The greater of 21.0% or LIBOR + 16.50%,
		w/ PIK option available up to 6.0%,
		due 10/03/2010) (9)

Alden Resources, LLC (1) (21)	Coal Production	Senior Secured	36,497,815	34,216,680	28,728,083
		Multiple-Advance Term Loan
		(LIBOR + 8.00% cash, LIBOR + 11.0%
		default, due 1/05/2013)
		Royalty Interest	2,660,000	2,565,017	7,500,000
		Warrants (5) (15)	100,000	100,000	-

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2009
(Unaudited)
(Continued)

Portfolio Company	Energy Industry Segment	Investment (2) (4)	Principal	Cost	Fair Value (3)

TARGETED INVESTMENTS (24) - Continued
Tammany Oil & Gas, LLC (1)	Oil & Natural Gas	Senior Secured	28,872,804	28,719,666	28,719,666
	Production and Development	Multiple-Advance Term Loan
		(The greater of 11.0% or LIBOR + 6.00%,
		due 3/21/2010)
		Overriding Royalty Interest (6)	200,000	192,211	1,000,000

TierraMar Energy LP (8)	Oil & Natural Gas	Class A Preferred LP Units (5)	17,710,788	17,710,788	10,500,000
	Production and Development	Overriding Royalty Interest	20,000	16,350	300,000

Anadarko Petroleum Corporation	Oil & Natural Gas	Multiple-Advance Net Profits Interest	29,931,369	30,017,373	30,367,373
2007-III Drilling Fund (1)	Production and Development	(Due 4/23/2032)

Formidable, LLC (1) (19)	Oil & Natural Gas	Senior Secured	38,615,809	38,615,809	5,600,000
	Production and Development	Multiple-Advance Term Loan
		(LIBOR + 5.50% cash, LIBOR + 8.50%
		default, due 5/31/2008) (9)
		Warrants (5) (16)	500,000	500,000	-

DeanLake Operator, LLC (8)	Oil & Natural Gas	Class A Preferred Units (5)	13,900,255	13,900,255	10,000,000
	Production and Development	Overriding Royalty Interest	20,000	18,456	100,000

Bionol Clearfield, LLC (1)	Alternative Fuels and	Senior Secured Tranche C	5,000,000	5,000,000	5,000,000
	Specialty Chemicals	Construction Loan
		(LIBOR + 7.00%, due 9/06/2016)

BioEnergy Holding, LLC (1)	Alternative Fuels and	Senior Secured Notes	11,402,395	9,850,326	9,850,326
	Specialty Chemicals	(15.00%, due 3/06/2015)
		BioEnergy International Warrants (5) (17)	502,759	502,759	502,759
		BioEnergy Holding Units (5)	1,296,771	1,296,771	1,296,771

Greenleaf Investments, LLC (1)	Oil & Natural Gas	Senior Secured	11,674,268	11,449,553	11,449,553
	Production and Development	Multiple-Advance Term Loan
		(The greater of 10.50% or LIBOR + 6.50%,
		due 4/30/2011)
		Overriding Royalty Interest (6)	100,000	69,323	400,000

ATP Oil & Gas Corporation (1)	Oil & Natural Gas	Limited Term Royalty Interest	32,814,792	17,266,351	8,415,540
	Production and Development

Black Pool Energy	Oil & Natural Gas	Senior Secured	17,000,000	16,678,185	16,678,185
Partners, LLC (1)	Production and Development	Multiple-Advance Term Loan
		(The greater of 12.00% or LIBOR +
		8.00 % cash, 14.00% or LIBOR +
		10.00% PIK, due 10/24/2011)
		Overriding Royalty Interest (5) (6)	10,000	10,000	10,000
		Warrants (5) (22)	10,000	10,000	10,000

Subtotal Targeted Investments (61.83% of total investments)				$273,750,848	$199,368,528

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2009
(Unaudited)
(Continued)

Issuing Company	Energy Industry Segment	Investment (2) (4)	Principal	Cost	Fair Value (3)
CORPORATE NOTES (24)

Pioneer Natural Resources Co.	Oil & Natural Gas	Senior Notes, 7.2%, due 2028	$10,000,000	$11,563,571	$7,824,900
	Production and Development

Subtotal Corporate Notes ( 2.43% of total investments)				$11,563,571	$7,824,900

COMMODITY DERIVATIVE INSTRUMENTS (24)
Put Options (18)	Put Options with BP Corporation North America, Inc. to sell up to			128,700	881,229
	237,750 Bbls of crude oil at a strike price of $101.00 per Bbl. 15 monthly
	contracts beginning on July 1, 2008 and expiring on September 30, 2009.

	Put Options with BP Corporation North America, Inc. to sell up to			140,825	519,146
	32,750 Bbls of crude oil at a strike price of $85.00 per Bbl. 4 monthly
	contracts beginning on October 1, 2009 and expiring on January 31, 2010.
Subtotal Commodity Derivatives ( 0.43% of total investments)				$269,525	$1,400,375

GOVERNMENT SECURITIES (23)
U.S. Treasury Bills	U.S. Treasury Bills, 0.06%, due 07/16/2009		$50,000,000	$49,998,750	$49,998,750
U.S. Treasury Bills	U.S. Treasury Bills, 0.06%, due 07/16/2009		26,153,000	26,152,346	26,152,346

Subtotal Government Securities (23.62% of total investments)				$76,151,096	$76,151,096

CASH
Subtotal Cash (11.69% of total investments)				$37,678,624	$37,678,624

TOTAL INVESTMENTS, CASH AND CASH EQUIVALENTS				$399,413,664	$322,423,523

LIABILITIES IN EXCESS OF OTHER ASSETS					$(84,794,586)

NET ASSETS					$237,628,937

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2009
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
(20)
Resaca stock is listed on the Alternative Investment Market of the London Stock Exchange, denominated in British pounds and its reported fair value at June 30, 2009 has been converted to U.S. dollars at the exchange rate effective on June 30, 2009.

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

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2008
(continued)

Issuing Company	Energy Industry Segment	Investment (2) (4)	Principal	Cost	Fair Value (3)
Corporate Notes
Pioneer Natural Resources Co. (23)	Oil & Natural Gas Production and Development	Senior Notes, 7.2%, due 2028	$10,000,000	$11,586,899	$6,350,000
Subtotal Corporate Notes ( 1.62% of total investments)				$11,586,899	$6,350,000

Commodity Derivative Instruments
Put Options (18) (23)	Put Options with BP Corporation North America, Inc. to sell up to 615,000 MMBtu of natural gas at a strike price of $10.00 per MMBtu. 12 monthly contracts beginning on July 1, 2008 and expiring on June 30, 2009.	$141,570	$933,484
	Put Options with BP Corporation North America, Inc. to sell up to 237,750 Bbls of crude oil at a strike price of $101.00 per Bbl. 15 monthly contracts beginning on July 1, 2008 and expiring on September 30, 2009.	491,700	6,146,906
	Put Options with BP Corporation North America, Inc. to sell up to 32,750 Bbls of crude oil at a strike price of $85.00 per Bbl. 4 monthly contracts beginning on October 1, 2009 and expiring on January 31, 2010.	140,825	1,132,482

Subtotal Commodity Derivatives (2.1% of total investments)	$774,095	$8,212,872
Cash
Subtotal Cash (34.08% of total investments)	$133,805,575	$133,805,575
Total investments, cash and cash equivalents	$440,598,784	$392,598,015
Liabilities in excess of other assets		$(126,775,369)
Net assets		$265,822,646

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

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED FINANCIAL HIGHLIGHTS
(Unaudited)

	For the Six Months Ended
	June 30, 2009	June 30, 2008
Per Share Data (1)

Net asset value, beginning of period	$12.29	$14.30

Increase in net assets as a result of
secondary public stock offering	-	0.40
Underwriting discounts and commissions related
to secondary public stock offerings	-	(0.15)
Other costs related to secondary public stock offerings	-	(0.03)
Net increase in net assets from secondary public offerings	-	0.22

Net asset value after public stock offerings	12.29	14.52

Net investment income (loss)	0.36	0.37
Net realized and unrealized gain (loss) on portfolio securities,
corporate notes and commodity derivative instruments	(1.34)	(0.01)

Net increase (decrease) in stockholders' equity (net assets)
resulting from operations	(0.98)	0.36

Dividends declared	(0.32)	(0.80)

Net asset value, end of period	$10.99	$14.08

Market value, beginning of period	$8.37	$15.63
Market value, end of period	$5.87	$15.41
Market value return (2)	(26.16)%	3.64%
Net asset value return (2)	(5.85)%	3.50%

Ratios and Supplemental Data
($ and shares in thousands)

Net assets, end of period	$237,629	$304,425
Average net assets	$251,726	$277,342
Common shares outstanding at end of period	21,628	21,628
Total operating expenses less management and
incentive fees and interest expense/average net assets (3)	1.96%	1.68%
Total operating expenses less management
and incentive fees/average net assets (3)	3.63%	4.49%
Total operating expenses/average net assets (3)	6.42%	7.13%
Net investment income (loss)/average net assets (3)	6.23%	5.73%
Net increase (decrease) in net assets resulting from
operations/average net assets (3)	(17.04)%	5.63%
Portfolio turnover rate	15.70%	10.29%

(1) Per Share Data is based on common shares outstanding at end of period.
(2) Return calculations assume reinvestment of dividends and are not annualized.
(3) Annualized.

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
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

The interim unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The interim consolidated financial statements have been prepared by management of the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations, although the Company believes the disclosures included herein are adequate to make the information presented not misleading.  In the opinion of management, all adjustments which are of a normal recurring nature considered necessary for presentation of the information have been included.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  Interim results are not necessarily indicative of results for a full year. Management has evaluated subsequent events for recognition or disclosure through August 7, 2009, which was the date we filed this Form 10-Q with the SEC. See Subsequent Events in Note 12.

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

Concentration of Credit Risk

The Company places its cash and cash equivalents with financial institutions and, at times, cash held in checking accounts may exceed the Federal Deposit Insurance Corporation insured limit.  On September 15, 2008, Lehman Brothers Holdings Inc. (“Lehman Holdings”) filed for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court in the Southern District of New York. Subsidiaries of Lehman Holdings were not included in the filing. The business of Lehman Brothers Private Investment Management (“PIM”), including the Company’s money market and bond holdings, was transferred during September 2008 to Barclays Wealth, the wealth management division of Barclays Bank PLC (“Barclays”), which operates in the United States as Barclays Capital Inc. As of June 30, 2009, the Company’s Barclays money market account balance was $585,263 and the fair market value of our senior notes and corporate notes were $10.86 million and $7.82 million, respectively. The Company currently believes that the transfer of its Lehman Brothers account to Barclays will not have a material adverse effect on its financial position, results of operations or cash flows.

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

Investments in securities for which market quotations are readily available are recorded in the financial statements at such market quotations as of the valuation date. For investments in securities for which market quotations are unavailable, or which have various degrees of trading restrictions, the investment team of the Manager prepares valuation analyses, as generally described below.

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

Debt Securities: The Company records its investments in non-convertible debt securities at fair value which generally approximates cost  plus amortized original issue discount (“OID”) to the extent that the estimated asset or enterprise value of the portfolio company exceeds the outstanding debt of the portfolio company, subject to comparison to the estimated current market values of comparable securities. The Company records its investment in convertible debt securities at fair value which generally approximates the higher of: 1) cost plus amortized OID, to the extent that the estimated asset or enterprise value of the portfolio company equals or exceeds the outstanding debt of the portfolio company; and 2) the Company’s pro rata share, upon conversion, of the residual equity value of the portfolio company available after deducting all outstanding debt from its estimated enterprise value, both subject to comparison to the estimated current market values of comparable securities. If the estimated asset or enterprise value is less than the sum of the value of the Company’s debt investment and all other debt securities of the portfolio company pari passu or senior to the Company’s debt investment, the Company reduces the value of the debt investment beginning with the junior-most debt investment such that the asset or enterprise value less the value of the outstanding pari passu or senior debt is zero, subject to comparison to the estimated current market values of comparable securities.  Investments in debt securities for which market quotations are readily available are recorded in the financial statements at such market quotations as of the valuation date.

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

Payment-in-Kind Interest and Dividends

The Company may have investments in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK interest or dividends, computed at the contractual rate specified in each investment agreement, are added to the principal balance of the investment and recorded as interest or dividend income.  For investments with PIK interest or dividends, the Company bases income accruals on the principal balance including any PIK.  To maintain the Company’s RIC status, this non-cash source of income must be paid out to stockholders in the form of dividends, even though the Company has not yet collected the cash.  For the quarters ended June 30, 2009 and 2008, PIK interest income was $465,766 and $77,088, respectively.  For the quarter ended June 30, 2008, PIK dividend income was $131,505.  There was no PIK income for the quarter ended June 30, 2009. A reserve was recorded for the PIK interest income and PIK dividend income reported for the quarter ended June 30, 2008, effectively reversing the accruals. If the portfolio company’s asset valuation is not sufficient to cover the contractual interest, the Company will not accrue interest income or dividend income on the investment.

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

Fee Income Recognition

Fees primarily include financial advisory, transaction structuring, loan administration, commitment and prepayment fees. Financial advisory fees represent amounts received for providing advice and analysis to companies and are recognized as earned when such services are performed, provided collection is probable. Transaction structuring fees represent amounts received for structuring, financing and executing transactions and are generally payable only if the transaction closes. Such fees are deferred and accreted into interest income over the life of the loan using the effective interest method. Commitment fees represent amounts received for committed funding and are generally payable whether or not the transaction closes. On transactions that close within the commitment period, commitment fees are deferred and accreted into interest income over the life of the loan using the effective interest method. Commitment fees on transactions that do not close are generally recognized over the period the commitment is outstanding. Prepayment and loan administration fees are recognized as they are received.  For the quarter ended June 30, 2009 the Company accreted approximately $0.5 million of fee income into interest income, compared to approximately $0.3 million of fee income for the quarter ended June 30, 2008.

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

The following table summarizes the Company’s dividends for the year 2008 and for the first and second quarters of 2009:

Dividend History

Declaration Date	Amount	Record Date	Payment Date
March 19, 2008	$0.40	March 31, 2008	April 11, 2008
June 9, 2008	$0.40	June 30, 2008	July 11, 2008
September 10, 2008	$0.40	September 30, 2008	October 10, 2008
December 19, 2008	$0.41	December 29, 2008	January 5, 2009
March 10, 2009	$0.20	March 31, 2009	April 10, 2009
June 11, 2009	$0.12	June 30, 2009	July 10, 2009

The Company has established an “opt out” dividend reinvestment plan for its common stockholders. As a result, if the Company declares a dividend, then a stockholder’s cash dividend will be automatically reinvested in additional shares of the Company’s common stock unless the stockholder, or his or her broker, specifically “opts out” of the dividend reinvestment plan and elects to receive cash dividends. It is customary practice for many brokers to “opt out” of dividend reinvestment plans on behalf of their clients unless specifically instructed otherwise. As of July 10, 2009, the date of the most recent dividend payment, holders of 1,889,207 shares, or approximately 8.7% of outstanding shares, were participants in the Company’s dividend reinvestment plan.

The Company’s dividend reinvestment plan provides for the plan agent to purchase shares in the open market for credit to the accounts of plan participants unless the average of the closing sales prices for the shares for the five days immediately preceding the payment date exceeds 110% of the most recently reported net asset value per share.

The table below summarizes participation in the Company’s dividend reinvestment plan for the year 2008 and for the first and second quarters of 2009:

Dividend Reinvestment Plan Participation
		Percentage of			Common Stock Dividends
	Participating	Outstanding	Total		Purchased in		Newly Issued Shares
Dividend	Shares	Shares	Distribution	Cash Dividends	Open Market		Amount	Shares
March 2008	1,693,284	9.7%	$7,000,133	$6,322,815	$-		$677,318	41,482
June 2008	1,655,552	9.4%	$8,651,281	$7,989,060	$662,221		$-	-
September 2008	1,739,829	8.0%	$8,651,281	$7,955,350	$695,931		$-	-
December 2008	1,749,954	8.1%	$8,867,563	$8,150,082	$717,481		$-	-
March 2009	2,179,204	10.1%	$4,325,640	$3,889,799	$435,841		$-	-
June 2009	1,889,207	8.7%	$2,595,384	$2,368,679	$226,705	(1)	$-	-

(1) Shares were purchased on July 10, 2009 for the June 2009 dividend. See above and Note 4 for further detail.

Note 3:	Credit Facilities and Borrowings

Under the terms of the Company’s Treasury Secured Revolving Credit Agreement (as amended, the “Treasury Facility”), the lenders party thereto and SunTrust Bank, as administrative agent for the lenders, have extended credit available under the Treasury Facility to an amount not to exceed $175 million by obtaining additional commitments from existing lenders or new lenders. The total amount committed and outstanding under the Treasury Agreement as of June 30, 2009 and as of December 31, 2008 was $75.0 million. Proceeds from the Treasury Facility are used to facilitate the growth of the Company’s investment portfolio and provide flexibility in the sizing of its portfolio investments. The Treasury Facility has a three-year term, maturing August 31, 2009, and bears interest, at the Company’s option, at either (i) LIBOR plus 25 basis points or (ii) the base rate. On September 29, 2008, the required lenders exercised their option to convert pricing of the Treasury Facility from LIBOR-based to prime-based. The prime rate as of December 31, 2008 and as of June 30, 2009 was 3.25%.

The obligations under the Treasury Facility are collateralized by certain securities and are guaranteed by the Company’s existing and future subsidiaries, other than special purpose subsidiaries and certain other subsidiaries. The Treasury Facility contains affirmative and reporting covenants and certain financial ratio and restrictive covenants, including: (a) maintaining a ratio of net asset value to consolidated total indebtedness (excluding net hedging liabilities) of the Company and its subsidiaries, of not less than 2.25:1.0, (b) maintaining a ratio of net asset value to consolidated total indebtedness (including net hedging liabilities) of the Company and its subsidiaries, of not less than 2.0:1.0, (c) maintaining a ratio of net income plus interest, taxes, depreciation and amortization expenses (“EBITDA”) (excluding revenue from cash collateral) to interest expense (excluding interest on loans under the Treasury Facility) of the Company and its subsidiaries of not less than 3.0:1.0, (d) maintaining a ratio of collateral to the aggregate principal amount of loans under the Treasury Facility of not less than 1.01:1.0,  (e) limitations on additional indebtedness, (f) limitations on liens, (g) limitations on mergers and other fundamental changes, (h) limitations on dividends, (i) limitations on disposition of assets other than in the normal course of business, (j) limitations on transactions with affiliates, (k) limitations on agreements that prohibit liens on properties of the Company and its subsidiary guarantors, (l) limitations on sale and leaseback transactions, (m) limitations on speculative hedging transactions, and (n) limitations on the aggregate amount of unfunded commitments.

Under the terms of the Company’s Amended and Restated Revolving Credit Agreement (as amended, the “Investment Facility”), the lenders have agreed to extend revolving credit to the Company in an amount not to exceed $87.5 million, with the ability to increase the credit available to an amount not to exceed $175 million by obtaining additional commitments from existing lenders or new lenders. The total amount committed was $87.5 million and $15.0 million was outstanding under the Investment Facility as of June 30, 2009. By comparison, the total amount committed as of December 31, 2008 was $87.5 million and $45.0 million was outstanding under the Investment Facility. The Investment Facility has a four-year term, maturing on August 31, 2010, and bears interest, at the Company’s option, at either (i) LIBOR plus 150 to 250 basis points, based on the degree of leverage of the Company or (ii) the base rate plus 0 to 75 basis points, based on the degree of leverage of the Company. Proceeds from the Investment Facility will be used to supplement the Company’s equity capital to make portfolio investments. As of June 30, 2009, the interest rate was 3.5% on $15.0 million (prime rate plus 25 basis points).

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

As of June 30, 2009, the Company was in compliance with all financial ratios required by the credit facility covenants discussed above.

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

Under the investment advisory agreement, the base management fee is calculated quarterly as 0.45% of the average of total assets of the Company as of the end of the two previous quarters, and is payable quarterly in arrears.  The Manager has agreed to waive permanently, subsequent to September 30, 2007, that portion of the management fee attributable to U.S. Treasury securities or other short term investments acquired with borrowings under the Company’s credit facilities to the extent the amount of such securities exceeds $100 million.  All of the $1,647,178 management and incentive fees payable to the Manager as of June 30, 2009 is attributable to the base management fee for the quarter ended June 30, 2009.  The base management fee for the quarter ended June 30, 2008 was $1,838,009.

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

There were no investment income incentive fees earned for the second quarters of 2009 and 2008.

The second part of the incentive fee (the “Capital Gains Fee”) is determined and payable in arrears as of the end of each fiscal year (or upon termination of the investment advisory agreement, as of the termination date), and equals (1) 20% of (a) the Company’s net realized capital gain (realized capital gains less realized capital losses) on a cumulative basis from the closing date of the Company’s initial public offering to the end of such fiscal year, less (b) any unrealized capital depreciation at the end of such fiscal year, less (2) the aggregate amount of all Capital Gains Fees paid to the Manager in prior fiscal years.  No Capital Gains Fees were earned for the second quarters of 2009 and 2008.

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

Of the $507,387 in accounts payable as of June 30, 2009, $194,273 was due to the Administrator for expenses incurred on the Company’s behalf for the month of June 2009.  By comparison, $206,121 was due to the Administrator for expenses incurred on the Company’s behalf for the month of June 2008.

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

The Company’s consolidated subsidiaries, NGPC Asset Holdings, LP, NGPC Asset Holdings II, LP, NGPC Asset Holdings III, LP, NGPC Asset Holdings V, LP and NGPC Nevada, LLC, collectively (“NGPCAH”), are subject to federal income taxes for the period ended June 30, 2009.  The difference between the effective income tax rate of 7.63% and the statutory federal tax rate of 34% for the period ended June 30, 2009 is attributable to RIC investment company taxable income and net capital gains that generally will not be subject to federal income tax.

Note 7:	Reclassifications

Certain components of net assets are adjusted to reflect permanent differences between financial and tax reporting. These reclassifications have no effect on total net assets or net asset value per share. During the years ended December 31, 2008 and 2007, $135,563 and $64,170, respectively, have been reclassified from undistributed net investment income (loss) to paid-in capital in excess of par.  These reclassifications were primarily due to non-deductible meal expenses, non-deductible excise taxes and income and expenses from a wholly owned subsidiary.  For the year ended December 31, 2008, $7,433,016 was reclassified from undistributed net realized capital gain (loss) to paid-in capital in excess of par. During the year ended December 31, 2007 there were no reclassifications from undistributed net realized capital gain (loss) to paid-in capital in excess of par.

Note 8:	Commitments and Contingencies

As of June 30, 2009, the Company had investments in or commitments to fund investments to eighteen portfolio companies totaling $280.5 million, on which $274.3 million was drawn. In addition, the Company has continuing obligations under the investment advisory agreement with the Manager and the administration agreement with the Administrator. The agreements provide that, absent willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, the Manager, the Administrator and its officers, managers, agents, employees, controlling persons, members and any other person or entity affiliated with them will be entitled to indemnification from the Company for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of the Manager’s or Administrator’s services under the agreements or otherwise as the Company’s investment adviser or administrator. The agreements also provide that the Manager, the Administrator and their affiliates will not be liable to the Company or any stockholder for any error of judgment, mistake of law, any loss or damage with respect to any of the Company’s investments or any action taken or omitted to be taken by the Manager or the Administrator in connection with the performance of any of their duties or obligations under the agreements or otherwise as investment adviser or administrator to the Company, except to the extent specified in Section 36(b) of the 1940 Act concerning loss resulting from a breach of fiduciary duty with respect to the receipt of compensation for services. In the normal course of business, the Company enters into a variety of undertakings containing a variety of representations that may expose the Company to some risk of loss. The amount of future loss, if any, arising from such undertakings, while not quantifiable, is not expected to be significant.

Note 9:	Fair Value

Statement on Financial Accounting Statement 157 , Fair Value Measurements (“Statement 157”) establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into the following three broad categories:

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

The following table sets forth by level within the fair value hierarchy the Company's financial assets that were accounted for at fair value on a recurring basis as of June 30, 2009.  As required by Statement 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. The fair value of the crude oil options are estimated using a combined income and market-based valuation methodology based upon forward commodity price and volatility curves.  The curves are obtained from independent pricing services reflecting broker market quotes.

The following table presents the Company’s assets measured at fair value on a recurring basis at June 30, 2009:

			Prices with
		Quoted Prices	Observable
		in Active	Market	Unobservable
		Markets	Inputs	Inputs
Assets at Fair Value	Total	(Level 1)	(Level 2)	(Level 3)

Long Term Investments	$207,193,428	$-	$-	$207,193,428
Short Term Investments	76,151,096	76,151,096	-	-
Crude Oil Put Options	1,400,375	-	-	1,400,375
Total Assets at Fair Value	$284,744,899	$76,151,096	$-	$208,593,803

The Company did not have any liabilities that were measured at fair value on a recurring basis at June 30, 2009.

The following table presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at December 31, 2008 and at June 30, 2009.

Long Term
Assets at Fair Value Using Unobservable Inputs (Level 3)	Investments

Balance as of December 31, 2008	$258,792,440
Transfers in (out) of Level 3	-
Net amortization of premiums, discounts and fees	(6,267,170)
Net realized gains (losses)	(53,963)
Net unrealized gains (losses)	(28,989,372)
Purchases, sales and redemptions	(14,888,132)
Balance as of June 30, 2009	$208,593,803

Of the $28,989,372 in net unrealized losses presented in the table above, $5,203,187 relates to reversals of unrealized gains on commodity derivative instruments recognized in 2008 and offset by realized gains during the second quarter of 2009.  The remaining balance of $23,786,185 relates to unrealized losses on investments that are still held at June 30, 2009.  The Company presents net unrealized losses on the Consolidated Statement of Operations as net increase (decrease) in unrealized appreciation (depreciation) on portfolio securities, corporate notes and commodity derivative instruments.

Note 10:	Commodity Derivative Instruments

 The Company may periodically enter into commodity derivative instruments to manage our exposure to commodity price fluctuations.  All of our derivatives are used for risk management purposes and are not held for speculative or trading purposes.  These contracts generally consists of options contracts on underlying commodities.

The Company acquired a limited term royalty interest from ATP Oil & Gas Corporation (“ATP”) and will receive royalty payments from this investment that are based on crude oil and natural gas production and prices.  As a result, the Company is exposed to fluctuations in crude oil and natural gas prices.  On June 4, 2008, the Company entered into option contracts to manage the price risk associated with these royalty payments.  The Company accounts for derivative instruments and hedging activities in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  The Company has decided not to designate these instruments as hedging instruments for financial accounting purposes, and as a result, we recognize the change in the instruments’ fair value currently on the Consolidated Statement of Operations as net increase (decrease) in unrealized appreciation (depreciation) on portfolio securities, corporate notes and commodity derivative instruments.

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

The components of gains (losses) on commodity derivative instruments are as follows:

	For the Six Months Ended
	June 30, 2009	June 30, 2008

Unrealized gains (losses) on commodity derivatives	$(6,307,927)	$-
Realized gains (losses) on commodity derivatives	5,054,081	-

Net gains (losses) on commodity derivative instruments	$(1,253,846)	$-

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

Below is a summary of the Company’s commodity derivative instruments as of June 30, 2009.

		Weighted
	Volumes (Bbls) at	average strike	Fair Value at
	June 30, 2009	price per Bbl	June 30, 2009

Oil:
Put Options:
2009	55,000	$92.55	1,286,984
2010	7,000	$85.00	113,391

Total Oil Put Options	62,000		$1,400,375

Note 11:	Recent Accounting Pronouncements

In September 2006, FASB issued Statement 157, Fair Value Measurements, which establishes a framework for measuring fair value and requires additional disclosures about fair value measurements.  Beginning January 1, 2008, the Company partially applied Statement 157 as allowed by FASB Staff Position (FSP) 157-2, which delayed the effective date of Statement 157 for nonrecurring fair value measurements associated with the Company’s nonfinancial assets and liabilities.  As of January 1, 2008, the Company has applied the provisions of Statement 157 to its recurring fair value measurements and the impact was not material.  See Note 9 for disclosure of fair value measurements for the Company’s financial instruments.  Under FSP 157-2, the Company is required to apply Statement 157 to its nonrecurring fair value measurements associated with its non-financial assets and liabilities beginning January 1, 2009.  As of January 1, 2009, the Company has considered the provisions of FSP 157-2 and there is no impact to our consolidated financial statements, as we do not have non-financial assets or liabilities.

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

In May 2008, FASB issued Statement 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”), which identifies a consistent framework for selecting accounting principles to be used in preparing financial statements for nongovernmental entities that are presented in conformity with United States GAAP.  The current GAAP hierarchy was criticized due to its complexity, ranking position of FASB Statements of Financial Accounting Concepts, and the fact that it is directed at auditors rather than entities.  SFAS 162 is effective November 15, 2008.  The FASB does not expect that SFAS 162 will cause a change in current practice, and the Company does not believe that SFAS 162 will have an impact on its consolidated financial statements.

In April 2009, FASB issued three new FASB Staff Positions (“FSP”) relating to fair value accounting; FAS 157-4, Determining Fair Value When Market Activity Has Decreased, FSP FAS 115-2 and FAS 124-2, Other-Than-Temporary Impairment and FSP FAS 107-1/APB 28-1, Interim Fair Value Disclosures for Financial Instruments. These FSPs impact certain aspects of fair value measurement and related disclosures. The provisions of these FSPs were effective beginning in the second quarter of 2009. The impact of adopting these FSPs did not have a material effect on our consolidated financial statements or disclosures.

In April 2009, the SEC issued Staff Accounting Bulletin (“SAB”) No. 111, Miscellaneous Accounting-Other Than Temporary Impairment of Certain Investments in Equity Securities (“SAB 111”). SAB 111 addresses the guidance provided in FSP FAS 115-2 and FAS 124-2 and states the SEC staff’s views as to whether an impairment of an equity security is other-than-temporary. As the related FSPs, SAB 111 was effective for interim and annual reporting periods ending after June 15, 2009. The impact of adopting SAB 111 did not have a material effect on our consolidated financial statements or disclosures.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value when the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FAS 157-4”). FAS 157-4 provides additional guidance for estimating fair value in accordance with Statement 157 and for identifying circumstances that indicate a transaction is not orderly and requires additional disclosures. FAS 157-4 was effective prospectively for interim and annual reporting periods ending after June 15, 2009. The impact of adopting FAS 157-4 did not have a material effect on our consolidated financial statements or disclosures.

In May 2009, the FASB issued SFAS 165, Subsequent Events, which establishes reporting and disclosure requirements based on the existence of conditions at the date of the balance sheet for events or transactions that occurred after the balance sheet date but before the financial statements are issued or are available to be issued. Companies are required to disclose the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or were available to be issued. SFAS 165 is effective for financial statements issued for fiscal and interim periods ending after June 15, 2009 and is applied prospectively. The Company adopted SFAS 165 as of June 30, 2009. See Significant Accounting Policies in Note 2.

In June 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 identifies the FASB Accounting Standards Codification as the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The implementation of this standard will not have a material impact on our consolidated financial statements or results of operations.

Note 12:	Subsequent Events

In May of this year, Nighthawk Transport I, LP and its subsidiaries (collectively, “Nighthawk”) defaulted under the terms of its senior credit facility.  Nighthawk was unable to restructure its obligations under the senior credit facility and on July 10, 2009 filed a voluntary petition under Chapter 7 of the United States Bankruptcy Code.  The Company holds a 16.98% participation in a $109 million senior secured, second lien facility for Nighthawk. As of July 21, 2009, the outstanding balance due to the Company under this facility was $14.5 million and   as of June 30, 2009, NGPC recorded its investment in Nighthawk at a fair value of zero. Although NGPC is pursuing its claims, it does not expect a material recovery.

On July 20, 2009, the Company closed a recapitalization transaction with Alden Resources, LLC (“Alden”), a Kentucky-based specialty coal producer. As part of the recapitalization, NGPC Asset Holdings, LP, a wholly-owned subsidiary of the Company, purchased $5.8 million of preferred units representing substantially all of the equity interest in Alden. The proceeds of the preferred equity issuance will be used for capital expenditures, working capital, and general corporate purposes. In addition to acquiring a majority ownership position, NGPC will hold a majority of the seats on the board of directors of Alden. NGPC also restructured its existing $36.5 million Senior Secured Credit Facility with Alden into an amended and restated $60 million two tranche Senior Secured Credit Facility with initial funded amounts of $20 million in Tranche A Notes and $19.5 million in Tranche B Notes. The Tranche A and Tranche B Notes bear interest at LIBOR plus 9%, with a LIBOR floor of 3%. Both the Tranche A Notes and the Tranche B Notes have the option to pay interest in kind (PIK) at a coupon rate of LIBOR plus 12%, with a LIBOR floor of 3%.

On July 16, 2009, NGPC repaid the entire $75 million balance on its Treasury Facility with proceeds from the sale of its treasury securities. There are no plans to renew or extend the Treasury Facility at its maturity on August 31, 2009. In addition, on July 9, 2009, the Company repaid the outstanding balance of its Investment Facility, leaving the Company with no outstanding indebtedness. The Company is currently in discussions with its bank group to extend the Investment Facility beyond its current maturity of August 31, 2010.

On July 31, 2009, BSR Loco Bayou, LLC (“BSR”) repaid in its entirety its $2.72 million Senior Secured Multiple Advance Term Loan and accrued interest of $0.27 million. NGPC continues to hold its overriding royalty interest and warrants in BSR.

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

Portfolio and Investment Activity

On June 18, 2009, Crossroads Energy, LP (“Crossroads”) repaid in its entirety its $5.24 million Senior Secured Credit Facility with the proceeds from a new senior bank facility.  On June 25, 2009, Crossroads repurchased NGPC’s overriding royalty interest, resulting in a $0.29 million realized capital gain for NGPC.

On June 26, 2009, Resaca Exploitation, Inc.(“Resaca”) repaid in full the $31.1 million balance on its Multiple Advance Senior Secured Term Loan.  Concurrently, NGPC provided a $10 million commitment as part of Resaca’s new $35 million Senior Secured Revolving Credit Facility, agented by another financial institution, and funded $9.1 million at closing.  The Revolving Credit Facility matures on July 1, 2012, and bears interest at LIBOR plus 5.50%, with a LIBOR floor of 2.50%.

In total for the quarter ended June 30, 2009, we funded $12.8 million to existing portfolio companies and received $33.5 million in cash repayments.  We did not add any new companies to our portfolio during the second quarter of 2009.

Following these transactions our investment portfolio consisted of eighteen portfolio companies and was invested as follows based on their fair values as of June 30, 2009: 38.9% in senior secured term loans, 3.4% in senior subordinated secured notes, 0.2% in participating convertible preferred stock, 0.5% in common stock, 2.4% in corporate notes, 6.8% in membership and partnership units, 9.4% in net profits interests, 2.6% in limited term royalty interests, and 0.5% in other investments.  The balance of our investment portfolio (as a percentage of the whole portfolio) was comprised 23.6% of U.S. Treasury Bills and 11.7% of cash and cash equivalents.

Results of Operations

Investment Income

Investment income for the quarter ended June 30, 2009 was $5.5 million, with $6.2 million attributable to interest from targeted investments in eleven portfolio companies, $1.9 million attributable to income from commodity derivative instruments, a $2.8 million net loss attributable to royalty income net of amortization, and $0.2 million from corporate notes, investments in cash and cash equivalents and fee income from third parties and affiliates. This compares to investment income for the quarter ended June 30, 2008 of $8.2 million, with $6.9 million attributable to targeted investments in 18 portfolio companies, $0.6 million attributable to royalty income net of amortization, and $0.7 million from corporate notes, investments in cash and cash equivalents and fee income from third parties and affiliates.

For the six months ended June 30, 2009, investment income decreased by $3.7 million, or 20.7%, to $14.1 million from $17.7 million for the same period in 2008. For the six months ended June 30, 2009, we recorded $12.1 million attributable to targeted investments in portfolio companies, $5.1 million attributable to income from commodity derivative instruments, a $3.7 million net loss attributable to royalty income net of amortization, $0.6 million from corporate notes, investments in cash and cash equivalents and fee income from third parties and affiliates. This compares to $14.6 million attributable to targeted investments in portfolio companies, $1.1 million attributable to royalty income net of amortization, $2.0 million from corporate notes, investments in cash and cash equivalents and fee income from third parties and affiliates, for the same period in 2008.

Our total targeted portfolio balance decreased on a cost basis by approximately $57.8 million from $331.6 million on June 30, 2008 to $273.8 million on June 30, 2009. The balance of non-accruing and non-income producing investments increased from approximately $59.3 million at June 30, 2008 to approximately $97.2 million at June 30, 2009. Although LIBOR rates dropped significantly from the second quarter of 2008 compared to the second quarter of 2009, this had a minimal effect on our targeted investment income because of LIBOR floors established for new portfolio companies and certain other existing portfolio companies during 2008.  Additionally, the continued downward pressure on U.S. Treasury Bill interest rates during 2008 and the first and second quarters of 2009 reduced interest from cash and cash equivalents.

At June 30, 2009, the weighted average yield on targeted portfolio investments, exclusive of capital gains, was 4.09%.  The weighted average yield of our corporate notes was 5.82%. The weighted average yield of our U.S. Treasury Bills and cash equivalents was 0.06% and 0.05%, respectively.  The weighted average yield on our total capital invested at June 30, 2009 was 3.34%.  The primary cause of the decline in the weighted average yield on targeted portfolio investments as of June 30, 2009 is that the calculation includes a negative yield on our investment in the ATP Limited Term Royalty, which had a cost basis of $17.3 million as of quarter end.  The negative yield is the result of amortization on the investment being substantially higher than the income earned for the first six months of 2009 due to lower oil and natural gas prices.  In addition, though the investment is substantially hedged and such hedges produced substantial income for the first six months of 2009, such income is not included in the yield calculation for targeted portfolio investments as the investment in commodity hedges is not included in the targeted investment portfolio.  Further, investments totaling $59.0 million on a cost basis (Nighthawk, $13.9 million, Formidable, LLC (“Formidable”), $38.6 million, BSR Loco Bayou, LLC $2.2 million, Chroma Exploration & Production, Inc.(“Chroma”), $4.3 million) are currently on non-accrual status. Investments totaling $38.2 million on a cost basis are non-income producing.

At June 30, 2008, the weighted average yield on targeted portfolio investments, exclusive of capital gains, was 8.94%. The weighted average yield of our corporate notes was 5.82%. The weighted average yield of our U.S. Treasury Bills and cash equivalents was 1.01%. The weighted average yield on our total capital invested at June 30, 2008 was 6.04%. The yield on targeted portfolio investments and the yield on our total capital invested did not include income amounts on our $32.8 million limited term royalty interest. This investment was acquired during the month of June 2008 and no income was received from it during the quarter ended June 30, 2008. These yields did not include income from our four investments on non-accrual status.

Weighted average yields on investments are computed as of a specific date using interest rates as of the balance sheet date and include amortization of loan discount points, original issue discount and market premium or discount, royalty interest income, net profits income and other similar investment income, weighted by their respective costs when averaged. Additionally, these yields do not include income from any investments on non-accrual status. Such weighted average yields are not necessarily indicative of expected total returns on a portfolio.

Operating Expenses

For the quarter ended June 30, 2009, operating expenses were $4.0 million compared to $4.4 million for the quarter ended June 30, 2008. The 2009 amount consisted of investment advisory and management fees of $1.6 million, insurance expenses, administrative services fees, professional fees, directors’ fees and other general and administrative expenses of $1.3 million and credit facility interest and fees of $1.1 million.  In comparison, for the quarter ended June 30, 2008, investment advisory and management fees were $1.8 million, insurance expenses, administrative services fees, professional fees, directors’ fees and other general and administrative expenses were $1.2 million and credit facility interest and fees were $1.4 million.

For the six months ended June 30, 2009, operating expenses were $8.0 million compared to $9.8 million for the same period of 2008. The 2009 amount consisted of investment advisory and management and incentive fees of $3.5 million, insurance expenses, administrative services fees, professional fees, directors’ fees, organization costs and other general and administrative expenses of $2.4 million and credit facility interest and fees of $2.1 million. This compares to investment advisory and management fees of $3.6 million, insurance expenses, administrative services fees, professional fees, directors’ fees, organization costs and other general and administrative expenses of $2.3 million and credit facility interest and fees of $3.9 million for the six months ended June 30, 2008.

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

Net Investment Income before Income Taxes

For the quarter ended June 30, 2009, net investment income before income taxes was $1.5 million compared to $3.8 million for the quarter ended June 30, 2008.  The 59.6% decrease was primarily due to lower interest income on overall lower principal balances, the increase in the balance of non-accruing investments and the effect of lower commodity prices on royalty income, net of amortization.

For the six months ended June 30, 2009, net investment income before income taxes was $6.1 million compared to $7.9 million for the six months ended June 30, 2008.  The 23.4% decrease was primarily due to lower interest income on overall lower principal balances and an increase in the balance of non-accruing and non-income producing investments, offset by lower credit facility interest expense and fees on our reduced debt balance.

Net Realized Gains

A net capital loss of $0.05 million was realized for the quarter ended June 30, 2009, a result of a $0.30 million capital gain on the sale of our Crossroads overriding royalty interest, less a $0.35 million reduction to our Rubicon Energy Partners, LLC capital gain recorded in 2008. There were no realized capital gains or losses for the quarter ended June 30, 2008.

Unrealized Appreciation or Depreciation on Investments

For the quarter ended June 30, 2009, the increase in net unrealized depreciation was $4.4 million, comprised of a $3.0 million decrease in targeted portfolio fair value and a decrease of $3.1 million in commodity derivative instruments fair value, offset by an increase of $1.7 million in the fair value of our corporate notes.  The decrease in targeted portfolio fair value was largely a result of changes in the estimated current market values of underlying assets.  The decrease in the fair value of commodity derivative instruments was a result of the reversal of 2008 unrealized appreciation due to realizations in the second quarter of 2009.

For the quarter ended June 30, 2008, the increase in net unrealized appreciation was $1.6 million, comprised of a $1.6 million increase in targeted portfolio fair value, a $0.2 million increase in the fair value of corporate notes and a $0.2 million decrease in the fair value of commodity derivative instruments.

For the six months ended June 30, 2009, the increase in net unrealized depreciation was $29.0 million, comprised of a decrease in targeted portfolio fair value of $24.2 million and a $6.3 million decrease in the fair value of commodity derivative instruments, offset by a $1.5 million increase in the fair value of our corporate notes. This compares to an increase in net unrealized depreciation of $0.1 million for the six months ended June 30, 2008, comprised of an increase in targeted portfolio fair value of $0.2 million, a $0.1 million decrease in the fair value of our corporate notes and a $0.2 million decrease in the fair value of commodity derivative instruments.

In light of the recent disruption in the credit and equity capital markets and the downward volatility of energy commodity prices, it has become more difficult to predict the timing and amount of future realized capital gains.  In addition, recent capital markets volatility has impacted our unrealized capital appreciation and unrealized depreciation.  For example, since September 30, 2008, the price of Resaca common stock as traded on the London AIM has fallen by approximately 71% from £1.24 to £0.365 as of July 22, 2009 while the U.S. dollar has strengthened against the British pound.  Also, corporate bond prices have generally declined since September 30, 2008.

Net Increase or Decrease in Stockholders’ Equity from Operations

For the quarter ended June 30, 2009, we had a net decrease in stockholders’ equity (net assets) resulting from operations of $2.6 million, or $0.12 per share, compared to a net increase of $5.4 million, or $0.25 per share for the quarter ended June 30, 2008.  The $8.0 million, or $0.37 per share net decrease is attributable to the $1.9 million decrease in net investment income after income taxes and the $6.1 million increase in unrealized depreciation on our investments during the second quarter of 2009, compared to the second quarter of 2008.

For the six months ended June 30, 2009 the net decrease in stockholders’ equity (net assets) resulting from operations was $21.3 million, or $0.98 per share, compared to an increase of $7.8 million, or $0.36 per share for the six months ended June 30, 2008.

Financial Condition, Liquidity and Capital Resources

During the quarter ended June 30, 2009, we generated cash from operations, including interest earned on our portfolio securities, as well as our investments in corporate notes and U.S. government securities.  We received cash redemptions of investments in portfolio securities and commodity derivative instruments of $39.5 million.  At June 30, 2009, we had cash and cash equivalents of $37.7 million, investments in U.S. Treasury Bills of $76.2 million and investments in corporate notes of $7.8 million. Our Investment Facility, with an outstanding balance of $15 million at June 30, 2009, will mature on August 31, 2010. Our Treasury Facility, with an outstanding balance of $75 million at June 30, 2009, will mature on August 31, 2009.  As of June 30, 2009, we had investments in or commitments to fund loan facilities to eighteen portfolio companies totaling $280.5 million, of which $274.3 million was drawn.  We expect to fund our investments in 2009 from income earned on our portfolio and temporary investments, repayments or realizations of existing investments and from borrowings under our Investment Facility.  In the future, we may also fund a portion of our investments with issuances of equity or senior debt securities.  We may also securitize a portion of our investments in mezzanine or senior secured loans or other assets.  We expect our primary use of funds to be investments in portfolio companies, cash distributions to holders of our common stock and payment of fees and other operating expenses.

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

We acquired a limited term royalty interest from ATP, and the royalty payments associated with this investment are subject to fluctuations in natural gas and oil prices.  To manage this risk, we purchased oil and natural gas put options on approximately 93% of our royalty interest.  These transactions limit exposure to declines in oil and natural gas prices.  See “Note 10: Commodity Derivative Instruments” in the accompanying notes to the consolidated financial statements for further description of our put options.

Contractual Obligations

A summary of our contractual payment obligations at June 30, 2009 is as follows:

		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

June 30, 2009:
Long-term debt obligations—
revolving credit facilities (1)	$90,000,000	$75,000,000	$15,000,000	$-	$-
Total	$90,000,000	$75,000,000	$15,000,000	$-	$-

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

Portfolio Credit Quality

Virtually all of our portfolio investments are in negotiated, and often illiquid, securities of energy companies. We maintain a system to evaluate the credit quality of these investments. While incorporating quantitative analysis, this system is a qualitative assessment. This system is intended to reflect the overall, long term performance of a portfolio company’s business, the collateral coverage of an investment, and other relevant factors. As a consequence of the general economic downturn and associated weakness in the energy markets, two of our investments, Nighthawk and Formidable, have experienced significant degradation in value that may not be recoverable. However, we believe that our other assets which may be experiencing stress in the near term generally have cost structures that should tolerate it. Of the twenty-one rated investments in eighteen portfolio companies, compared to the prior quarter end, one improved in rating, three declined in rating and seventeen retained the same rating.  Eleven investments totaling approximately $139.7 million, or approximately 51% of the $274.0 million in targeted investments and commodity derivative instruments, on a cost basis, are carried on our watch list due to deterioration in asset coverage, slower than expected development of the assets supporting the investments, or the downturn in general economic and energy market conditions.  While restructuring of some of these watch list investments has been and may be required, subject to general economic and commodity market conditions in the long term, other than the investments in Nighthawk and Formidable, we do not currently foresee significant permanent long-term deterioration in the existing portfolio.

For the second quarter of 2009, the combined decrease in the fair value of our portfolio securities, corporate notes and commodity derivative instrument of $4.4 million is due to changes in the estimated current market values of underlying assets totaling $1.3 million, and $3.1 million in reversals of prior year unrealized appreciation of commodity derivative instruments due to second quarter 2009 realizations.  The $1.3 million net decrease in fair value was comprised of increases of unrealized depreciation totaling $12.3 million offset by increases in unrealized appreciation of $11.0 million. The $12.3 million increase in unrealized depreciation consisted primarily of Nighthawk, $10.2 million; Rubicon Energy Partners, LLC, $0.7 million; Formidable, $0.6 million; and Chroma, $0.5 million. We also recorded a $0.3 million reversal of prior year unrealized appreciation due to our second quarter realization on our Crossroads overriding royalty interest. The $11.0 million increase in unrealized appreciation consisted primarily of Venoco, Inc. senior notes, $4.3 million; ATP, $3.5 million; corporate notes, $1.7 million; Anadarko Petroleum Corporation, $0.3 million; and increases to various stock and overriding royalty interests, $1.2 million.

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

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in 13a-15(e) and 15d-15(e) of the Exchange Act) designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported on a timely basis and accumulated and made known to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures.  Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q conducted by our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2009 because they are not yet able to conclude that we have remediated the material weakness in internal control over financial reporting identified in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Beginning in the first quarter of 2009, and into the second quarter, the Company implemented the following remediation steps to address this material weakness discussed above and to improve its internal controls over financial reporting:

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

We believe that these remediation steps represent ongoing improvement measures. While we have taken steps to begin remediation of the material weakness, additional measures may be required. We will assess the effectiveness of our remediation efforts in connection with our management's tests of internal control over financial reporting in conjunction with our December 31, 2009 financial statements.  Except as discussed above, we have not identified any changes in our internal controls over financial reporting during the second quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On Wednesday, May 13, 2009, we held our 2009 annual meeting of stockholders to elect two Class II directors to our Board of Directors and to consider and vote upon a proposal to authorize the Company to offer and issue warrants exercisable for, rights to subscribe for, and preferred stock and debt convertible into, shares of our common stock subject to certain limitations set forth in the proxy statement for the 2009 annual meeting of stockholders. At the meeting, David R. Albin and Lon C. Kile were re-elected as directors.

The following is a summary of the votes cast at the 2009 annual meeting of stockholders:

Results of Voting
1. Election of Directors:	Voted For	Withheld
David R. Albin	18,340,328	920,590
Lon C. Kile	18,326,289	934,629

				Broker
	Voted For	Against	Abstentions	Non-Votes
2. To authorize the Company to offer and issue warrants exercisable for, rights to subscribe for, and preferred stock and debt convertible into, shares of our common stock subject to certain limitations set forth in the proxy statement for the 2009 annual meeting of stockholders	9,116,423	1,787,604	124,116	8,232,775

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

No.	Exhibit

Exhibits No.	Exhibit
3.1	Articles of Amendment and Restatement (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference)
3.2	Bylaws (filed as Exhibit (b) to the Company’s Registration Statement on Form N-2 filed on August 16, 2004 (Registration No. 333-118279) and incorporated herein by reference)
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

Date: August 7, 2009

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