Form 10-Q
period 2009-09-30
NGP Capital Resources Co
filed 2009-11-06
CIK 1297704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
Yes ☐   No ☑

As of November 5, 2009, there were 21,628,202 shares of the registrant’s common stock outstanding.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(Unaudited)
Assets
Investments in portfolio securities at fair value
(cost: $257,026,622 and $294,432,215, respectively)	$193,728,176	$244,229,568
Investments in corporate notes at fair value
(cost: $11,551,596 and $11,586,899, respectively)	8,697,900	6,350,000
Investments in commodity derivative instruments at fair value
(cost: $140,825 and $774,095, respectively)	616,053	8,212,872
Total investments	203,042,129	258,792,440

Cash and cash equivalents	83,506,819	133,805,575
Interest receivable	1,095,418	2,410,360
Prepaid assets and other current assets	1,146,045	1,940,282
Deferred tax assets	7,033,472	200,000
Total current assets	92,781,754	138,356,217

Deferred tax assets	-	3,600,000

Total assets	$295,823,883	$400,748,657

Liabilities and stockholders' equity (net assets)
Current liabilities
Accounts payable and accrued expenses	$674,190	$512,926
Management and incentive fees payable	1,540,756	2,016,214
Dividends payable	3,244,230	8,867,563
Income taxes payable	93,787	3,529,308
Current portion of long-term debt	40,000,000	75,000,000
Total current liabilities	45,552,963	89,926,011

Deferred tax liabilities	854,605	-
Long-term debt, less current portion	-	45,000,000

Total liabilities	46,407,568	134,926,011

Commitments and contingencies (Note 8)

Stockholders’ equity (net assets)
Common stock, $.001 par value, 250,000,000 shares authorized;
21,628,202 shares issued and outstanding	21,628	21,628
Paid-in capital in excess of par	315,184,191	315,184,191
Undistributed net investment income (loss)	(2,096,939)	(3,420,716)
Undistributed net realized capital gain (loss)	1,984,349	2,038,312
Net unrealized appreciation (depreciation) of portfolio securities,
corporate notes and commodity derivative instruments	(65,676,914)	(48,000,769)

Total stockholders’ equity (net assets)	249,416,315	265,822,646

Total liabilities and stockholders' equity (net assets)	$295,823,883	$400,748,657

Net asset value per share	$11.53	$12.29

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Investment income
Interest income	$6,091,199	$7,638,673	$18,658,074	$24,168,913
Royalty income (loss), net of amortization	(927,004)	2,452,763	(4,595,107)	3,573,202
Commodity derivative income, net of expired options	829,946	(274,625)	5,884,027	(274,625)
Other income	27,526	52,877	144,264	137,767

Total investment income	6,021,667	9,869,688	20,091,258	27,605,257

Operating expenses
Management fees	1,540,756	1,944,869	5,021,782	5,583,084
Incentive fees	-	2,526,011	-	2,526,011
Professional fees	214,591	174,150	701,217	607,519
Insurance expense	199,959	198,812	600,140	596,442
Interest expense and fees	446,600	1,470,091	2,541,151	5,351,738
State and excise taxes	30,047	-	42,732	32,712
Other general and administrative expenses	718,585	690,152	2,261,123	2,134,624

Total operating expenses	3,150,538	7,004,085	11,168,145	16,832,130

Net investment income (loss) before income taxes	2,871,129	2,865,603	8,923,113	10,773,127

Benefit (provision) for income taxes	847,254	1,400,000	2,565,919	1,392,808

Net investment income (loss)	3,718,383	4,265,603	11,489,032	12,165,935

Net realized capital gain (loss) on investments
Net realized capital gain (loss) on portfolio securities, corporate notes and commodity derivative instruments	-	18,301,090	(53,963)	18,301,090
Benefit (provision) for taxes on capital gain	-	(4,300,000)	-	(4,300,000)

Total net realized capital gain (loss) on investments	-	14,001,090	(53,963)	14,001,090

Net increase (decrease) in unrealized appreciation (depreciation) on portfolio securities, corporate notes and commodity derivative instruments	11,313,227	(3,812,904)	(17,676,145)	(3,947,727)

Net increase (decrease) in stockholders' equity (net assets) resulting from operations	$15,031,610	$14,453,789	$(6,241,076)	$22,219,298

Net increase (decrease) in stockholders' equity (net assets) resulting from operations per common share	$0.69	$0.66	$(0.29)	$1.02

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (NET ASSETS)

						Net Unrealized
						Appreciation (Depreciation)	Total
			Paid-in Capital	Undistributed	Undistributed	of Portfolio Securities,	Stockholders'
	Common Stock		in Excess	Net Investment	Net Realized	Corporate Notes and Commodity	Equity
	Shares	Amount	of Par	Income (Loss)	Capital Gain (Loss)	Derivative Instruments	(Net Assets)
Balance at December 31, 2008	21,628,202	$21,628	$315,184,191	$(3,420,716)	$2,038,312	$(48,000,769)	$265,822,646
Net increase (decrease) in
stockholders' equity (net assets)
resulting from operations	-	-	-	11,489,032	(53,963)	(17,676,145)	(6,241,076)

Dividends declared	-	-	-	(10,165,255)	-	-	(10,165,255)
Balance at September 30, 2009 (unaudited)	21,628,202	$21,628	$315,184,191	$(2,096,939)	$1,984,349	$(65,676,914)	$249,416,315

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Nine Months Ended
	September 30, 2009	September 30, 2008
Cash flows from operating activities
Net increase (decrease) in stockholders' equity (net assets) resulting from operations	$(6,241,076)	$22,219,298
Adjustments to reconcile net increase (decrease) in stockholders' equity (net assets) resulting from operations to net cash provided by operating activities
Payment-in-kind interest	(3,317,164)	(2,335,374)
Net amortization of premiums, discounts and fees	10,128,588	4,639,765
Change in unrealized (appreciation) depreciation on portfolio securities,
corporate notes and commodity derivative instruments	17,676,145	3,947,727
Effects of changes in operating assets and liabilities
Interest receivable	1,314,942	(321,671)
Prepaid assets and other current assets	794,237	524,444
Current portion of deferred income taxes	(6,833,472)	2,900,000
Non-current deferred income taxes	4,454,605	-
Accounts payable and accrued expenses	(314,194)	2,227,171
Income taxes payable	(3,435,521)	-
Purchase of investments in portfolio securities, corporate notes
and commodity derivative instruments	(33,196,662)	(100,885,393)
Redemption of investments in portfolio securities, corporate notes
and commodity derivative instruments	64,459,403	76,409,056
Net sale (purchase) of investments in U.S. Treasury Bills	-	35,420,333

Net cash provided by operating activities	45,489,831	44,745,356

Cash flows from financing activities
Proceeds from the issuance of common stock, net of underwriting costs	-	62,790,416
Borrowings under revolving credit facility	72,000,000	151,000,000
Repayments on revolving credit facility	(152,000,000)	(188,125,000)
Offering costs from the issuance of common stock	-	(780,628)
Dividends paid	(15,788,587)	(24,664,085)

Net cash provided by (used in) financing activities	(95,788,587)	220,703

Net increase (decrease) in cash and cash equivalents	(50,298,756)	44,966,059
Cash and cash equivalents, beginning of period	133,805,575	18,437,115

Cash and cash equivalents, end of period	$83,506,819	$63,403,174

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2009
(Unaudited)

Portfolio Company	Energy Industry Segment	Investment (2) (4)	Principal	Cost	Fair Value (3)
TARGETED INVESTMENTS (21)
Venoco, Inc. (1)	Oil & Natural Gas	Senior Notes (7)	$12,000,000	$11,947,893	$12,120,000
	Production and Development	(8.75%, due 12/15/2011)

Chroma Exploration &	Oil & Natural Gas	10,002 Shares Series A Participating	-	2,221,710	-
Production, Inc. (1)	Production and Development	Convertible Preferred Stock (9)
		9,134 Shares Series AA Participating	-	2,089,870	500,000
		Convertible Preferred Stock (9)
		8.11 Shares Common Stock (5)	-	-	-
		Warrants (5) (11)	-	-	-

Resaca Exploitation Inc. (1)	Oil & Natural Gas	Senior Secured	10,000,000	9,815,376	9,815,376
	Production and Development	Revolving Credit Facility
		(The greater of 8.0% or LIBOR + 5.50%,
		due 5/01/2012)
		Common Stock (6,574,216 shares) (5) (6) (19)	3,235,256	3,235,256	6,199,078

Rubicon Energy Partners,	Oil & Natural Gas	LLC Units (4,000 units) (5)	-	-	-
LLC (8)	Production and Development

BSR Loco Bayou, LLC (1) (10)	Oil & Natural Gas	Overriding Royalty Interest	20,000	16,885	100,000
	Production and Development	Warrants (5) (12)	10,000	10,000	200,000

Sonoran Energy, Inc. (1)	Oil & Natural Gas	Warrants (5) (13)	10,000	10,000	-
	Production and Development

Nighthawk Transport I, LP (1)	Energy Services	Second Lien	13,022,642	12,498,495	-
		Term Loan B
		(The greater of 21.0% or LIBOR + 16.50%,
		w/ PIK option available up to 6.0%,
		due 10/03/2010) (9)
		LP Units (5)	224	224	-
		Warrants (5) (14)	850,000	850,000	-

		Second Lien	1,457,656	1,440,477	-
		Delayed Draw Term Loan B
		(The greater of 21.0% or LIBOR + 16.50%,
		w/ PIK option available up to 6.0%,
		due 10/03/2010) (9)

Alden Resources, LLC (8)	Coal Production	Senior Secured	20,631,213	18,575,047	18,475,047
		Multiple-Advance Term Loan - Tranche A
		(The greater of 12.00% or LIBOR +
		9.00 % cash, 15.00% or LIBOR +
		12.00% PIK, due 1/01/2013)

		Senior Secured	20,135,900	19,519,841	19,519,841
		Multiple-Advance Term Loan - Tranche B
		(The greater of 12.00% or LIBOR +
		9.00 % cash, 15.00% or LIBOR +
		12.00% PIK, due 1/01/2013) (9)

		Class E Units (5)	5,800,000	5,800,000	5,800,000
		Royalty Interest	2,660,000	2,530,325	5,330,000

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2009
(Unaudited)
(Continued)

Portfolio Company	Energy Industry Segment	Investment (2) (4)	Principal	Cost	Fair Value (3)
TARGETED INVESTMENTS (21) - Continued
Tammany Oil & Gas, LLC (1)	Oil & Natural Gas	Senior Secured	26,022,804	25,921,525	25,921,525
	Production and Development	Multiple-Advance Term Loan
		(The greater of 13.0% or LIBOR + 8.00%,
		due 3/21/2010)
		Overriding Royalty Interest (6)	200,000	180,549	1,000,000

TierraMar Energy LP (8)	Oil & Natural Gas	Class A Preferred LP Units (5)	17,710,788	17,710,788	9,000,000
	Production and Development	Overriding Royalty Interest	20,000	16,149	300,000

Anadarko Petroleum Corporation	Oil & Natural Gas	Multiple-Advance Net Profits Interest	10,970,082	11,049,824	11,399,824
2007-III Drilling Fund (1)	Production and Development	(Due 4/23/2032)

Formidable, LLC (1) (15)	Oil & Natural Gas	Senior Secured	38,771,388	38,771,388	5,600,000
	Production and Development	Multiple-Advance Term Loan
		(LIBOR + 5.50% cash, LIBOR + 8.50%
		default, due 5/31/2008) (9)
		Warrants (5) (15)	500,000	500,000	-
		Formidable Holdings, LLC Units (5)	10,000	10,000	-

DeanLake Operator, LLC (8)	Oil & Natural Gas	Senior Secured Term Loan	3,500,000	3,500,000	3,500,000
	Production and Development	(12.00% cash, 14.00% PIK,
		payable quarterly, due 6/30/2011)
		Class A Preferred Units (5)	10,400,255	10,400,255	6,500,000
		Overriding Royalty Interest	20,000	18,260	100,000

Bionol Clearfield, LLC (1)	Alternative Fuels and	Senior Secured Tranche C	5,000,000	5,000,000	5,000,000
	Specialty Chemicals	Construction Loan
		(LIBOR + 7.00%, due 9/06/2016)

BioEnergy Holding, LLC (1)	Alternative Fuels and	Senior Secured Notes	12,255,231	10,822,116	10,822,116
	Specialty Chemicals	(15.00%, due 3/06/2015)
		BioEnergy International Warrants (5) (16)	34,766	34,766	34,766
		BioEnergy Holding Units (5)	1,296,771	1,296,771	1,296,771
		Myriant Technologies Warrants (5) (17)	49,238	49,238	49,238
		Myriant Technologies Units (5)	418,755	418,755	418,755

Greenleaf Investments, LLC (1)	Oil & Natural Gas	Senior Secured	11,352,336	11,155,813	11,155,813
	Production and Development	Multiple-Advance Term Loan
		(The greater of 10.50% or LIBOR + 6.50%,
		due 4/30/2011)
		Overriding Royalty Interest (6)	100,000	61,149	400,000

ATP Oil & Gas Corporation (1)	Oil & Natural Gas	Limited Term Royalty Interest	32,814,792	12,820,896	6,353,000
	Production and Development

Black Pool Energy	Oil & Natural Gas	Senior Secured	17,000,000	16,707,026	16,707,026
Partners, LLC (1)	Production and Development	Multiple-Advance Term Loan
		(The greater of 12.00% or LIBOR +
		8.00 % cash, 14.00% or LIBOR +
		10.00% PIK, due 10/24/2011)
		Overriding Royalty Interest (6)	10,000	9,955	100,000
		Warrants (5) (20)	10,000	10,000	10,000

Subtotal Targeted Investments (67.61% of total investments)				$257,026,622	$193,728,176

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2009
(Unaudited)
(Continued)

Issuing Company	Energy Industry Segment	Investment (2) (4)	Principal	Cost	Fair Value (3)
CORPORATE NOTES (21)
Pioneer Natural Resources Co.	Oil & Natural Gas	Senior Notes, 7.2%, due 2028	$10,000,000	$11,551,596	$8,697,900
	Production and Development

Subtotal Corporate Notes ( 3.04% of total investments)				$11,551,596	$8,697,900

COMMODITY DERIVATIVE INSTRUMENTS (21)
Put Options (18)	Put Options with BP Corporation North America, Inc. to sell up to			140,825	616,053
	32,750 Bbls of crude oil at a strike price of $85.00 per Bbl. 4 monthly
	contracts beginning on October 1, 2009 and expiring on January 31, 2010.
Subtotal Commodity Derivative Instruments ( 0.21% of total investments)				$140,825	$616,053

CASH
Subtotal Cash (29.14% of total investments)				$83,506,819	$83,506,819

TOTAL INVESTMENTS, CASH AND CASH EQUIVALENTS				$352,225,862	$286,548,948

LIABILITIES IN EXCESS OF OTHER ASSETS					$(37,132,633)

NET ASSETS					$249,416,315

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2009
(Unaudited)
(Continued)

NOTES TO CONSOLIDATED SCHEDULE OF INVESTMENTS

(1)	Portfolio company is not controlled by or affiliated with the Company as defined by the Investment Company Act of 1940.
(2)	Percentages represent interest rates in effect at the end of the period and due dates represent the contractual maturity dates.
(3)	Fair value of targeted investments is determined by or under the direction of the Board of Directors.
(4)	All investments are in entities with primary operations in the United States of America.
(5)	Non-income producing securities.
(6)	Securities are subject to restrictions as to their sale.
(7)	Upon the March 30, 2006 closing of Venoco, Inc.'s TexCal acquisition, Venoco Inc.'s senior notes became collateralized by second priority liens.
(8)	Portfolio company is controlled by the Company as defined by the Investment Company Act of 1940.
(9)	Non-accrual status.
(10)	BSR Loco Bayou repaid its term note in full on July 31, 2009. The Company retains ownership of ORRI and Warrants until settlement is negotiated and approved.
(11)	Chroma warrants expire on April 5, 2012 and provide the Company the right to purchase 2,462 shares of common stock at a purchase price of $75.00 per share.
(12)	BSR Loco Bayou warrants expire on August 15, 2013 and provide the Company the right to purchase 10,000 investor units at the exercise price of $160.00 per investor unit.
(13)
Sonoran warrants expire on November 28, 2014 and provide the Company the right to purchase shares of common stock up to 2.87 million shares, on a fully diluted basis with anti-dilution provisions, at the exercise price of $0.20 per share. Sonoran announced it filed Chapter 11 bankruptcy on June 19, 2009 and sold all of its assets under Section 363. Upon official notification of results of the Section 363 sale, Sonoron warrants will be written off as a realized loss

(14)
Nighthawk warrants expire on May 13, 2017 and provide the Company the right to purchase approximately 7.1% of limited partnership units at the exercise price of $0.001 per unit. On July 10, 2009, Nighthawk filed a voluntary petition under Chapter 7 of the United States Bankruptcy Code.

(15)	Formidable senior note was accelerated and the Company foreclosed on the member units of Formidable, LLC on September 28, 2009.
(16)
BioEnergy International, LLC warrants expire on August 15, 2010 and provide the Company the right to purchase 140,687 units, representing membership interests of BioEnergy International, LLC, at the purchase price of $10.00 per unit.

(17)
Myriant Technologies, LLC warrants expire on August 15, 2015 and provide the Company the right to purchase 32,680 units, representing membership interests of Myriant Technologies, LLC, at the purchase price of $10.00 per unit.

(18)	Put Options are related to the limited term royalty interest purchased from ATP Oil & Gas Corporation.
(19)
Resaca stock is listed on the Alternative Investment Market of the London Stock Exchange, denominated in British pounds and its reported fair value at September 30, 2009 has been converted to U.S. dollars at the exchange rate effective on September 30, 2009.

(20)
Black Pool warrants expire seven years after repayment of principal and interest and provide the Company the right to purchase approximately 25% of membership interest at the exercise price of $0.01 per unit.

(21)	All investments in portfolio securities, corporate notes and commodity derivative instruments are level 3 securities.

(See accompanying notes to consolidated financial statements)

  NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2008

Portfolio Company	Energy Industry Segment	Investment (2) (4)	Principal	Cost	Fair Value(3)
Targeted Investments
Venoco, Inc. (1) (23)	Oil & Natural Gas Production and Development	Senior Notes (7) (8.75%, due 12/15/2011)	$12,000,000	$11,932,367	$5,760,000
Chroma Exploration & Production, Inc. (1) (23)	Oil & Natural Gas Production and Development	9,711 Shares Series A Participating Convertible Preferred Stock (9)	—	2,221,710	—
		8,868 Shares Series AA Participating Convertible Preferred Stock (9)	—	2,089,870	1,000,000
		8.11 Shares Common Stock (5)	—	—	—
		Warrants (5) (11)	—	—	—
Resaca Exploitation Inc. (1) (23)	Oil & Natural Gas Production and Development	Senior Secured Multiple-Advance Term Loan (The greater of 10.0% or LIBOR + 6.00%, due 5/01/2012)	28,000,000	27,592,657	27,592,657
		Common Stock (6,574,216 shares) (5) (6) (20)	3,235,256	3,235,256	1,093,688
Crossroads Energy, LP (1) (23)	Oil & Natural Gas Production and Development	Senior Secured Multiple-Advance Term Loan (The greater of 10.0% or LIBOR + 5.50%, due 6/29/2009)	4,820,204	4,781,487	4,781,487
		Overriding Royalty Interest (6)	10,000	5,120	250,000
Rubicon Energy Partners, LLC (8) (23)	Oil & Natural Gas Production and Development	LLC Units (4,000 units) (5)	—	—	750,000
BSR Loco Bayou, LLC (1) (10) (23)	Oil & Natural Gas Production and Development	Senior Secured Multiple-Advance Term Loan (LIBOR + 5.50% cash, LIBOR + 8.50% default, due 8/15/2009) (9)	2,888,986	2,401,884	1,539,795
		Overriding Royalty Interest	20,000	19,372	20,000
		Warrants (5) (12)	10,000	10,000	—
Sonoran Energy, Inc. (1) (23)	Oil & Natural Gas Production and Development	Warrants (5) (13)	10,000	10,000	—
Nighthawk Transport I, LP (1) (23)	Energy Services	Second Lien Term Loan B (The greater of 15.0% or LIBOR + 10.50%, due 10/03/2010)	12,895,524	12,184,611	8,929,131
		LP Units (5)	224	224	—
		Warrants (5) (14)	850,000	850,000	—
		Second Lien Delayed Draw Term Loan B (The greater of 15.0% or LIBOR + 10.50%, due 10/03/2010)	1,443,427	1,420,362	1,075,842
Alden Resources, LLC (1) (21) (23)	Coal Production	Senior Secured ) Multiple-Advance Term Loan (LIBOR + 8.00% cash, due 1/05/2013	36,285,168	33,772,038	28,283,440
		Royalty Interest	2,660,000	2,565,017	7,500,000
		Warrants (5) (15)	100,000	100,000	—

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2008
(Continued)

Portfolio Company	Energy Industry Segment	Investment (2) (4)	Principal	Cost	Fair Value(3)
Targeted Investments – Continued
Tammany Oil & Gas, LLC (1) (23)	Oil & Natural Gas Production and Development	Senior Secured Multiple-Advance Term Loan (The greater of 11.0% or LIBOR + 6.00%, due 3/21/2010)	31,447,804	31,197,085	31,197,085
		Overriding Royalty Interest (5) (6)	200,000	200,000	550,000
TierraMar Energy LP (8) (23)	Oil & Natural Gas Production and Development	Overriding Royalty Interest	20,000	16,828	300,000
		Class A Preferred LP Units (5)	16,634,830	16,634,830	13,500,000
Anadarko Petroleum Corporation 2007-III Drilling Fund (1) (23)	Oil & Natural Gas Production and Development	Multiple-Advance Net Profits Interest (Due 4/23/2032)	37,255,948	37,352,982	37,352,982
Formidable, LLC (1) (19) (23)	Oil & Natural Gas Production and Development	Senior Secured Multiple-Advance Term Loan (LIBOR + 5.50% cash, LIBOR + 8.50% default, due 5/31/2008) (9)	37,299,054	37,299,054	22,500,000
		Warrants (5) (16)	500,000	500,000	—
DeanLake Operator, LLC (8) (23)	Oil & Natural Gas Production and Development	Class A Preferred Units (5)	13,900,255	13,900,255	10,000,000
		Overriding Royalty Interest	20,000	18,897	20,000
Bionol Clearfield, LLC (1) (23)	Alternative Fuels and Specialty Chemicals	Senior Secured Tranche C Construction Loan (LIBOR + 7.00%, due 9/06/2016)	5,000,000	5,000,000	5,000,000
BioEnergy Holding, LLC (1) (23)	Alternative Fuels and Specialty Chemicals	Senior Secured Notes (15.00%, due 3/06/2015)	10,606,557	9,757,613	9,757,613
		BioEnergy International Warrants (5) (17)	595,845	595,845	595,845
		BioEnergy Holding Units (5)	376,687	376,687	376,687
Greenleaf Investments, LLC (1) (23)	Oil & Natural Gas Production and Development	Senior Secured Multiple-Advance Term Loan (The greater of 10.50% or LIBOR + 6.50%, due 4/30/2011)	12,229,693	11,951,818	11,951,818
		Overriding Royalty Interest (6)	100,000	86,263	300,000
ATP Oil & Gas Corporation (1) (23)	Oil & Natural Gas Production and Development	Limited Term Royalty Interest	32,814,792	24,319,585	12,219,000
Black Pool Energy Partners, LLC (1) (23)	Oil & Natural Gas Production and Development	Senior Secured Multiple-Advance Term Loan (The greater of 12.00% or LIBOR + 8.00% cash, 14.00% or LIBOR + 10.00% PIK, due 10/24/2011)	302,497	12,498	12,498
		Overriding Royalty Interest (5) (6)	10,000	10,000	10,000
		Warrants (5) (22)	10,000	10,000	10,000
Subtotal Targeted Investments (62.2% of total investments)				$294,432,215	$244,229,568

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2008
(continued)

Issuing Company	Energy Industry Segment	Investment (2) (4)	Principal	Cost	Fair Value(3)
Corporate Notes
Pioneer Natural Resources Co. (23)	Oil & Natural Gas Production and Development	Senior Notes, 7.2%, due 2028	$10,000,000	$11,586,899	$6,350,000
Subtotal Corporate Notes ( 1.62% of total investments)				$11,586,899	$6,350,000

Commodity Derivative Instruments
Put Options (18) (23)	Put Options with BP Corporation North America, Inc. to sell up to 615,000 MMBtu of natural gas at a strike price of $10.00 per MMBtu. 12 monthly contracts beginning on July 1, 2008 and expiring on June 30, 2009.	$141,570	$933,484
	Put Options with BP Corporation North America, Inc. to sell up to 237,750 Bbls of crude oil at a strike price of $101.00 per Bbl. 15 monthly contracts beginning on July 1, 2008 and expiring on September 30, 2009.	491,700	6,146,906
	Put Options with BP Corporation North America, Inc. to sell up to 32,750 Bbls of crude oil at a strike price of $85.00 per Bbl. 4 monthly contracts beginning on October 1, 2009 and expiring on January 31, 2010.	140,825	1,132,482

Subtotal Commodity Derivatives (2.1% of total investments)	$774,095	$8,212,872
Cash
Subtotal Cash (34.08% of total investments)	$133,805,575	$133,805,575
Total investments, cash and cash equivalents	$440,598,784	$392,598,015
Liabilities in excess of other assets		$(126,775,369)
Net assets		$265,822,646

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
(20)
Resaca Exploitation, Inc. stock is listed on the Alternative Investment Market of the London Stock Exchange, denominated in British pounds and its reported fair value at December 31, 2008 has been converted to U.S. dollars at the exchange rate effective on December 31, 2008.

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

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED FINANCIAL HIGHLIGHTS
(Unaudited)

	For the Nine Months Ended
	September 30, 2009	September 30, 2008
Per Share Data (1)

Net asset value, beginning of period	$12.29	$14.30

Increase in net assets as a result of
secondary public stock offering	-	0.40
Underwriting discounts and commissions related
to secondary public stock offerings	-	(0.15)
Other costs related to secondary public stock offerings	-	(0.03)
Net increase in net assets from secondary public offerings	-	0.22

Net asset value after public stock offerings	12.29	14.52

Net investment income (loss)	0.53	0.56
Net realized and unrealized gain (loss) on portfolio securities,
corporate notes and commodity derivative instruments	(0.82)	0.46

Net increase (decrease) in stockholders' equity (net assets)
resulting from operations	(0.29)	1.02

Dividends declared	(0.47)	(1.20)

Net asset value, end of period	$11.53	$14.34

Market value, beginning of period	$8.37	$15.63
Market value, end of period	$7.26	$14.57
Market value return (2)	(6.85)%	0.98%
Net asset value return (2)	0.75%	8.63%

Ratios and Supplemental Data
($ and shares in thousands)

Net assets, end of period	$249,416	$310,186
Average net assets	$257,619	$280,223
Common shares outstanding at end of period	21,628	21,628
Total operating expenses less management and
incentive fees and interest expense/average net assets (3)	1.87%	1.61%
Total operating expenses less management
and incentive fees/average net assets (3)	3.19%	4.16%
Total operating expenses/average net assets (3)	5.80%	8.02%
Net investment income (loss)/average net assets (3)	5.96%	5.80%
Net increase (decrease) in net assets resulting from
operations/average net assets (3)	(3.24)%	10.59%
Portfolio turnover rate	25.02%	27.27%

(1) Per Share Data is based on common shares outstanding at end of period.
(2) Return calculations assume reinvestment of dividends and are not annualized.
(3) Annualized.

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Note 1:	Organization

NGP Capital Resources Company (together with its consolidated subsidiaries, where applicable, “NGPC”, or the “Company,” which may also be referred to as “we,” “us,” or “our”) was organized as a Maryland corporation in July 2004. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”).  In addition, for federal income tax purposes the Company has elected to be treated as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”).  The Company has several subsidiaries that are single member limited liability companies and wholly owned limited partnerships established to hold certain portfolio investments or provide services to the Company in accordance with specific rules prescribed for a company operating as a RIC.  These consolidated subsidiaries are: NGPC Funding GP, LLC, a Texas limited liability company; NGPC Nevada, LLC, a Nevada limited liability company; NGPC Funding, LP, a Texas limited partnership; NGPC Asset Holdings GP, LLC, a Texas limited liability company; NGPC Asset Holdings, LP, a Texas limited partnership; NGPC Asset Holdings II, LP, a Texas limited partnership (“NGPC II”); NGPC Asset Holdings III, LP, a Texas limited partnership; NGPC Asset Holdings V, LP, a Texas limited partnership; NGPC Asset Holdings VI, LP, a Texas limited partnership; Formidable Holdings, LLC, a Delaware limited liability company; and Formidable Operating, LLC, a Delaware limited liability company.  Effective May 28, 2008, NGPC Asset Holdings IV, LP merged with and into NGPC II.  The Company consolidates the results of its subsidiaries for financial reporting purposes.  The Company does not consolidate the financial results of its portfolio companies.

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

The interim unaudited consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation. The management of the Company prepares the interim consolidated financial statements, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations, although the Company believes the disclosures included herein are adequate to make the information presented not misleading.  In the opinion of management, all adjustments, which are of a normal recurring nature considered necessary for presentation of the information, have been included.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  Interim results are not necessarily indicative of results for a full year. Subsequent events have been evaluated through November 6, 2009, which is the date the financial statements were issued. See Subsequent Events in Note 12.

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

Concentration of Credit Risk

The Company places its cash and cash equivalents with financial institutions and, at times, cash held in checking accounts may exceed the Federal Deposit Insurance Corporation insured limit.  On September 15, 2008, Lehman Brothers Holdings Inc. (“Lehman Holdings”) filed for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court in the Southern District of New York.  Subsidiaries of Lehman Holdings were not included in the filing.  The business of Lehman Brothers Private Investment Management (“PIM”), including the Company’s money market and bond holdings, was transferred during September 2008 to Barclays Wealth, the wealth management division of Barclays Bank PLC (“Barclays”), which operates in the United States as Barclays Capital Inc.  As of September 30, 2009, the Company’s Barclays money market account balance was $945,877 and the fair market value of our senior notes and corporate notes were $12.12 million and $8.70 million, respectively.  The Company currently believes that the transfer of its Lehman Brothers account to Barclays will not have a material adverse effect on its financial position, results of operations or cash flows.

Valuation of Investments

Investments are carried at fair value, as determined in good faith by the Company’s Board of Directors.  On a quarterly basis, the investment team of the Manager prepares valuations for all of the assets in the Company’s portfolio and presents the valuations to the Company’s valuation committee (the “Valuation Committee”) and Board of Directors.  The Valuation Committee determines and recommends the valuations to the Board of Directors, which reviews and ratifies the final portfolio valuations.

Investments in securities for which market quotations are readily available are recorded in the financial statements at such market quotations as of the valuation date.  For investments in securities for which market quotations are unavailable, or which have various degrees of trading restrictions, the investment team of the Manager prepares valuation analyses, as generally described below.

Using the most recently available financial statements, forecasts and, when applicable, comparable transaction data, the investment team of the Manager prepares valuation analyses for the various securities in the Company’s investment portfolio.  The investment team prepares the valuation analyses using traditional valuation methodologies, which rely on estimates of the asset values and enterprise values of portfolio companies issuing securities.

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

The methodologies for determining enterprise valuations include estimates based on:  valuations of comparable public companies, recent sales of comparable companies, the value of recent investments in the equity securities of a portfolio company and the methodologies used for asset valuations.  The investment team of the Manager considers some or all of the above valuation methods to determine the estimated enterprise value of a portfolio company.

The methodologies for determining estimated current market values of comparable securities include estimates based on: recent initial offerings of comparable securities of public and private companies; recent secondary market sales of comparable securities of public and private companies; current market implied interest rates for comparable securities in general; and current market implied interest rates for non-comparable securities in general, with adjustments for such things as size of issue and tenor. The investment team of the Manager considers some or all of the above valuation methods to determine the estimated current market value of a comparable security.

Debt Securities: The Company records its investments in non-convertible debt securities at fair value which generally approximates cost  plus amortized original issue discount (“OID”) to the extent that the estimated asset or enterprise value of the portfolio company exceeds the outstanding debt of the portfolio company, subject to comparison to the estimated current market values of comparable securities.  The Company records its investment in convertible debt securities at fair value which generally approximates the higher of: 1) cost plus amortized OID, to the extent that the estimated asset or enterprise value of the portfolio company equals or exceeds the outstanding debt of the portfolio company; and 2) the Company’s pro rata share, upon conversion, of the residual equity value of the portfolio company available after deducting all outstanding debt from its estimated enterprise value, both subject to comparison to the estimated current market values of comparable securities. If the estimated asset or enterprise value is less than the sum of the value of the Company’s debt investment and all other debt securities of the portfolio company pari passu or senior to the Company’s debt investment, the Company reduces the value of the debt investment beginning with the junior-most debt investment such that the asset or enterprise value less the value of the outstanding pari passu or senior debt is zero, subject to comparison to the estimated current market values of comparable securities.  The Company records investments in debt securities for which market quotations are readily available at such market quotations as of the valuation date.

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

Valuation of Commodity Derivative Instruments

All derivative instruments, other than those that meet specific exclusions, are recorded at fair value according to current accounting rules.  Quoted market prices are the best evidence of fair value.  If quotations are not available, management bases its best estimate of fair value on the quoted market price of derivatives with similar characteristics or on valuation techniques.  The Company’s derivative instruments are either exchange traded or transacted in an over-the-counter market.  Valuation is determined by reference to readily available public data.  Management bases the option fair values for the natural gas option transactions on the Black-Scholes pricing model and bases the crude oil transactions on the Turnbull-Wakeman pricing model.  Fair value results are verified against the applicable counterparty’s fair values.

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

Payment-in-Kind Interest and Dividends

The Company may have investments in its portfolio that contain payment-in-kind (“PIK”) provisions.  The Company computes PIK interest or dividends at the contractual rate specified in each investment agreement, adds it to the principal balance of the investment and records it as interest or dividend income.  For investments with PIK interest or dividends, the Company bases income accruals on the principal balance including any PIK.  To maintain the Company’s RIC status, this non-cash source of income must be paid out to stockholders in the form of dividends, even though the Company has not yet collected the cash.  For the quarter ended September 30, 2009, PIK interest income was $2,067,416, net of a $32,693 reserve.  For the quarter ended September 30, 2008 PIK interest income was $606,557, net of a $77,884 reserve.  There was no PIK dividend income for the quarter ended September 30, 2009 or September 30, 2008.  If the portfolio company’s asset valuation is not sufficient to cover the contractual interest, the Company will not accrue PIK interest income or PIK dividend income on the investment.

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

Fee Income Recognition

Fees primarily include financial advisory, transaction structuring, loan administration, commitment and prepayment fees. Financial advisory fees represent amounts received for providing advice and analysis to companies and are recognized as earned when such services are performed, provided collection is probable.  Transaction structuring fees represent amounts received for structuring, financing and executing transactions and are generally payable only if the transaction closes. Such fees are deferred and accreted into interest income over the life of the loan using the effective interest method.  Commitment fees represent amounts received for committed funding and are generally payable whether or not the transaction closes.  On transactions that close within the commitment period, commitment fees are deferred and accreted into interest income over the life of the loan using the effective interest method.  Commitment fees on transactions that do not close are generally recognized over the period the commitment is outstanding.  Prepayment and loan administration fees are recognized as they are received.  For the quarter ended September 30, 2009 the Company accreted approximately $0.6 million of fee income into interest income, compared to approximately $0.5 million of fee income for the quarter ended September 30, 2008.

Dividends

Dividends to stockholders are recorded on the ex-dividend date.  The Company currently intends that its distributions each year will be sufficient to maintain the Company’s status as a RIC for federal income tax purposes and to eliminate excise tax liability.  The Company currently intends to make distributions to stockholders on a quarterly basis of substantially all of its net taxable income.  The Company also intends to make distributions of net realized capital gains, if any, at least annually.  However, the Company may in the future decide to retain such capital gains for investment and designate such retained amount as a deemed distribution.  The Company’s Board of Directors determines the amount to be paid out as a dividend, if any, each quarter, based on the annual taxable earnings estimated by the Manager.  Based on that estimate, the Company declares the dividend each quarter and pays such dividend shortly thereafter.

The following table summarizes the Company’s dividends for the year 2008 and for the first, second and third quarters of 2009:

Dividend History

Declaration Date	Amount	Record Date	Payment Date
March 19, 2008	$0.400	March 31, 2008	April 11, 2008
June 9, 2008	$0.400	June 30, 2008	July 11, 2008
September 10, 2008	$0.400	September 30, 2008	October 10, 2008
December 19, 2008	$0.410	December 29, 2008	January 5, 2009
March 10, 2009	$0.200	March 31, 2009	April 10, 2009
June 11, 2009	$0.120	June 30, 2009	July 10, 2009
September 10, 2009	$0.150	September 30, 2009	October 9, 2009

The Company has established an “opt out” dividend reinvestment plan for its common stockholders.  As a result, if the Company declares a dividend, then a stockholder’s cash dividend will be automatically reinvested in additional shares of the Company’s common stock unless the stockholder, or his or her broker, specifically “opts out” of the dividend reinvestment plan and elects to receive cash dividends. It is customary practice for many brokers to “opt out” of dividend reinvestment plans on behalf of their clients unless specifically instructed otherwise.  As of October 9, 2009, the date of the most recent dividend payment, holders of 2,306,518 shares, or approximately 10.7% of the 21,628,202 outstanding common shares, participated in the Company’s dividend reinvestment plan.

The Company’s dividend reinvestment plan provides for the plan agent to purchase shares in the open market for credit to the accounts of plan participants unless the average of the closing sales prices for the shares for the five days immediately preceding the payment date exceeds 110% of the most recently reported net asset value per share.

The table below summarizes participation in the Company’s dividend reinvestment plan for the year 2008 and for the first, second and third quarters of 2009:

Dividend Reinvestment Plan Participation
		Percentage of			Common Stock Dividends
	Participating	Outstanding	Total		Purchased in		Purchase	Newly Issued Shares
Dividend	Shares	Shares	Distribution	Cash Dividends	Open Market		Price	Amount	Shares
March 2008	1,693,284	9.7%	$7,000,133	$6,322,815	$-		$16.33	$677,318	41,482
June 2008	1,655,552	9.4%	$8,651,281	$7,989,060	$662,221		$15.69	$-	-
September 2008	1,739,829	8.0%	$8,651,281	$7,955,350	$695,931		$11.45	$-	-
December 2008	1,749,954	8.1%	$8,867,563	$8,150,082	$717,481		$9.50	$-	-
March 2009	2,179,204	10.1%	$4,325,640	$3,889,799	$435,841		$6.43	$-	-
June 2009	1,889,207	8.7%	$2,595,384	$2,368,679	$226,705		$5.78	$-	-
September 2009	2,306,518	10.7%	$3,244,230	$2,898,252	$345,978	(1)	$7.62	$-	-

(1)  Shares were purchased on October 9, 2009 for the September 2009 dividend.  See above and Note 4 for further detail.

Note 3:	Credit Facilities and Borrowings

On July 16, 2009, the Company repaid the entire $75 million balance on its Treasury Secured Revolving Credit Agreement (as amended, the “Treasury Facility”).  The Treasury Facility had a three-year term, maturing August 31, 2009, and bore interest, at the Company’s option, at either (i) LIBOR plus 25 basis points or (ii) the base rate.  The Company did not renew or extend the Treasury Credit Facility at its maturity on August 31, 2009.

Under the terms of the Company’s Amended and Restated Revolving Credit Agreement (as amended, the “Investment Facility”), the lenders have agreed to extend revolving credit to the Company in an amount not to exceed $87.5 million, with the ability to increase the credit available to an amount not to exceed $175 million by obtaining additional commitments from existing lenders or new lenders.  The total amount committed was $87.5 million and $40.0 million was outstanding under the Investment Facility as of September 30, 2009.  By comparison, as of December 31, 2008, the total amount committed was $87.5 million and $45.0 million was outstanding under the Investment Facility.  The Investment Facility has a four-year term, maturing on August 31, 2010, and bears interest, at the Company’s option, at either (i) LIBOR plus 150 to 250 basis points, based on the degree of leverage of the Company or (ii) the base rate plus 0 to 75 basis points, based on the degree of leverage of the Company.  Proceeds from the Investment Facility are used to supplement the Company’s equity capital to make portfolio investments.  As of September 30, 2009, the interest rate was 3.25% on $40.0 million (prime rate).  See Subsequent Events in Note 12.

The obligations under the Investment Facility are collateralized by substantially all of the Company’s assets and are guaranteed by the Company’s existing and future subsidiaries, other than special purpose subsidiaries and certain other subsidiaries.  The Investment Facility contains affirmative and reporting covenants and certain financial ratio and restrictive covenants, including: (a) maintaining a ratio of net asset value to consolidated total indebtedness (excluding net hedging liabilities) of the Company and its subsidiaries, of not less than 2.25:1.0, (b) maintaining a ratio of net asset value to consolidated total indebtedness (including net hedging liabilities) of the Company and its subsidiaries, of not less than 2.0:1.0, (c) maintaining a ratio of EBITDA (excluding revenue from collateral under the Treasury Facility) to interest expense (excluding interest on loans under the Treasury Facility) of the Company and its subsidiaries of not less than 3.0:1.0, (d) limitations on additional indebtedness, (e) limitations on liens, (f) limitations on mergers and other fundamental changes, (g) limitations on dividends, (h) limitations on disposition of assets other than in the normal course of business, (i) limitations on transactions with affiliates, (j) limitations on agreements that prohibit liens on properties of the Company and its subsidiary guarantors, (k) limitations on sale and leaseback transactions, (l) limitations on speculative hedging transactions and (m) limitations on the aggregate amount of unfunded commitments. From time to time, certain of the lenders may provide customary commercial and investment banking services to the Company.

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

The Company has established a dividend reinvestment plan for the Company’s common stockholders, which provides for reinvestment of distributions paid by the Company, on behalf of each plan participant, by the Company’s transfer agent, in accordance with the plan terms.  The purpose of the plan is to provide stockholders of record of the Company’s common stock, par value $.001 per share, with a method of investing cash dividends and distributions in additional shares at the current market price, without charges for record-keeping, custodial, and reporting services.  However, the plan is an “opt-out” plan.  This means, if the Company declares a cash dividend, a stockholder’s cash dividend will be automatically reinvested in additional shares of its common stock unless the stockholder specifically “opts out” of the dividend reinvestment plan in writing, and elects to receive cash dividends.  Any stockholder of record may elect to partially participate in the plan, or begin or resume participation at any time, by providing the plan agent with written notice.  It is customary practice for many brokers to “opt out” of dividend reinvestment plans on behalf of their clients unless specifically instructed otherwise.

The Company has issued 141,714 shares of common stock to participants in the dividend reinvestment plan since the inception of the plan.  See Dividends in Note 2.

Note 5:	Investment Management

Investment Advisory Agreement

The Company has entered into an investment advisory agreement with the Manager (the “Investment Advisory Agreement”).  Under the Investment Advisory Agreement, the Manager provides investment advisory services to, and manages the day-to-day operations of, the Company, subject to the overall supervision of the Company’s Board of Directors.

For providing these services, the Manager receives a fee from the Company, consisting of two components — a base management fee and an incentive fee.

Under the Investment Advisory Agreement, the base management fee is calculated quarterly as 0.45% of the average of total assets of the Company as of the end of the two previous quarters, and is payable quarterly in arrears.  The Manager has agreed to waive permanently, subsequent to September 30, 2007, that portion of the management fee attributable to U.S. Treasury securities or other short term investments acquired with borrowings under the Company’s credit facilities to the extent the amount of such securities exceeds $100 million.  All of the $1,540,756 management and incentive fees payable to the Manager as of September 30, 2009 was attributable to the base management fee for the quarter ended September 30, 2009.  The base management fee for the quarter ended September 30, 2008 was $1,944,869.

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

There were no investment income incentive fees earned for the third quarters of 2009 and 2008.

The second part of the incentive fee (the “Capital Gains Fee”) is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date).  The Capital Gains Fee equals (1) 20% of (a) the Company’s net realized capital gain (realized capital gains less realized capital losses) on a cumulative basis from the closing date of the Company’s initial public offering to the end of such fiscal year, less (b) any unrealized capital depreciation at the end of such fiscal year, less (2) the aggregate amount of all Capital Gains Fees paid to the Manager in prior fiscal years.  The Company did not earn Capital Gains Fees for the third quarter of 2009 compared to $2.5 million accrued for the third quarter of 2008.

Realized capital gains on a security are the amounts in excess of the net amount realized from the sale or other disposition of such security over the amortized cost for the security.  Realized capital losses on a security are the amounts by which the net amount realized from the sale or other disposition of such security is less than the amortized cost of such security.  Unrealized capital depreciation on a security is the amount by which the original cost of such security exceeds the fair value of such security at the reporting date or period end.  The Company determines all period-end valuations in accordance with GAAP and the 1940 Act.

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

The Investment Advisory Agreement may be terminated at any time, without the payment of any penalty, by a vote of the Company’s Board of Directors or the holders of a majority of the Company’s shares on 60 days written notice to the Manager, and would automatically terminate in the event of its “assignment” (as defined in the 1940 Act).  Either party may terminate the agreement, without penalty, upon not more than 60 days written notice to the other.

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

Pursuant to the Investment Advisory Agreement, the Manager will pay for the compensation and routine overhead expenses of the investment professionals of the Company’s management team and their respective staffs, when and to the extent engaged in providing management and investment advisory services to the Company.  The Company will bear all other costs and expenses of its operations and transactions.

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

Administration Agreement

The Company has entered into an administration agreement with the Administrator (the “Administration Agreement”), under which the Administrator furnishes the Company with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities.  Under the Administration Agreement, the Administrator also performs, or oversees the performance by third parties of, the Company’s required administrative services, which include being responsible for the financial records that the Company is required to maintain and preparing reports to the Company’s stockholders and reports filed with the SEC.  In addition, the Administrator assists in determining and publishing the Company’s net asset value, oversees the preparation and filing of the Company’s tax returns and the printing and dissemination of reports to the Company’s stockholders and generally oversees the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others.  To the extent permitted under the 1940 Act, the Administrator may also provide on the Company’s behalf, significant managerial assistance to the Company’s portfolio companies.  Payments under the agreement are equal to amounts based upon the allocable portion of the Administrator’s costs and expenses incurred in connection with administering the Company’s business.  The Administrator bills the Company for charges under the Administration Agreement monthly in arrears.  Either party may terminate the Administration Agreement without penalty upon 60 days written notice to the other party.  The Administration Agreement will automatically terminate in the event of its “assignment” (as defined in the 1940 Act).

Of the $674,190 in accounts payable as of September 30, 2009, $251,872 was due to the Administrator for expenses incurred on the Company’s behalf for the month of September 2009.  By comparison, $210,362 was due to the Administrator for expenses incurred on the Company’s behalf for the month of September 2008.

The Company’s Board of Directors originally approved the Administration Agreement on November 9, 2004.  The Administration Agreement provides that unless terminated earlier, the agreement will continue in effect until November 9, 2006, and from year-to-year thereafter provided such continuance is approved at least annually by (i) the Company’s Board of Directors and (ii) a majority of the members of the Company’s Board of Directors who are not parties to the Administration Agreement or “interested persons” of any such party.  On October 30, 2008, the Company’s Board of Directors, including a majority of the independent directors, approved the continuation of the Administration Agreement through November 9, 2009.

The foregoing description of the Administration Agreement is qualified in its entirety by reference to the full text of the document, a copy of which was filed as Exhibit 10.2 to the Company’s Form 10-K for the year ended December 31, 2004, and is incorporated herein by reference.

Note 6:	Federal Income Taxes

The Company intends to qualify for tax purposes as a RIC under Subchapter M of Chapter 1 of the Internal Revenue Code of 1986, as amended.  As a RIC, the Company generally will not be subject to federal income tax on the portion of its investment company taxable income and net capital gain (i.e., realized net long term capital gains in excess of realized net short term capital losses) distributed to stockholders.  To qualify as a RIC, the Company is required, among other things, to distribute to its stockholders at least 90% of investment company taxable income, as defined by the Code, and to meet certain asset diversification requirements.

The Company met all RIC requirements and distributed substantially all of its investment company taxable income for the years ended December 31, 2006, 2007 and 2008.  Thus, the Company did not incur any federal income tax liability for any of these periods.

The following Company consolidated subsidiaries are subject to federal income taxes for the period ended September 30, 2009: NGPC Asset Holdings, LP, NGPC Asset Holdings II, LP, NGPC Asset Holdings III, LP, NGPC Asset Holdings V, LP and NGPC Asset Holdings VI, LP.  The difference between the effective income tax rate of 28.29% and the statutory federal tax rate of 34% for the nine months ended September 30, 2009 is primarily attributable to RIC investment company taxable income and net capital gains that generally will not be subject to federal income tax, and federal income tax refunds.  The difference between the effective income tax rate of 20.66% and the statutory federal tax rate of 34% for the quarter ended September 30, 2009 is attributable to RIC investment company taxable income and net capital gains that generally will not be subject to federal income tax, and federal income tax refunds.

Note 7:	Reclassifications

The Company adjusts certain components of net assets to reflect permanent differences between financial and tax reporting.  These reclassifications have no effect on total net assets or net asset value per share.  During the years ended December 31, 2008 and 2007, the Company reclassified $135,563 and $64,170, respectively, from undistributed net investment income (loss) to paid-in capital in excess of par.  These reclassifications were primarily due to non-deductible meal expenses, non-deductible excise taxes, and income and expenses from a wholly owned subsidiary.  For the year ended December 31, 2008, the reclassification from undistributed net realized capital gain (loss) to paid-in capital in excess of par was $7,433,016.  During the year ended December 31, 2007 there were no reclassifications from undistributed net realized capital gain (loss) to paid-in capital in excess of par.

Note 8:	Commitments and Contingencies

As of September 30, 2009, the Company had investments in or commitments to fund investments to eighteen portfolio companies totaling $262.3 million, on which $257.0 million was drawn.  In addition, the Company has continuing obligations under the investment advisory agreement with the Manager and the administration agreement with the Administrator.  The agreements provide that, absent willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, the Manager, the Administrator and its officers, managers, agents, employees, controlling persons, members and any other person or entity affiliated with them will be entitled to indemnification from the Company for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of the Manager’s or Administrator’s services under the agreements or otherwise as the Company’s investment adviser or administrator. The agreements also provide that the Manager, the Administrator and their affiliates will not be liable to the Company or any stockholder for any error of judgment, mistake of law, any loss or damage with respect to any of the Company’s investments or any action taken or omitted to be taken by the Manager or the Administrator in connection with the performance of any of their duties or obligations under the agreements or otherwise as investment adviser or administrator to the Company, except to the extent specified in Section 36(b) of the 1940 Act concerning loss resulting from a breach of fiduciary duty with respect to the receipt of compensation for services. In the normal course of business, the Company enters into a variety of undertakings containing a variety of representations that may expose the Company to some risk of loss.  The amount of future loss, if any, arising from such undertakings, while not quantifiable, is not expected to be significant.

Note 9:	Fair Value

The following three broad categories comprise the hierarchy that prioritizes the inputs to valuation techniques used to measure fair value:

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

The following table sets forth by level within the fair value hierarchy the Company's financial assets that were accounted for at fair value on a recurring basis as of September 30, 2009.  Fair value accounting classifies financial assets and liabilities in their entirety based on the lowest level of input that is significant to the fair value measurement.  The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.  The Company estimates the fair value of the crude oil options using a combined income and market-based valuation methodology based upon forward commodity price and volatility curves.  Independent pricing services provide the curves, which reflect broker market quotes.

The following table presents the Company’s assets measured at fair value on a recurring basis at September 30, 2009:

			Prices with
		Quoted Prices	Observable
		in Active	Market	Unobservable
		Markets	Inputs	Inputs
Assets at Fair Value	Total	(Level 1)	(Level 2)	(Level 3)

Long Term Investments	$202,426,076	$-	$-	$202,426,076
Crude Oil Put Options	616,053	-	-	616,053
Total Assets at Fair Value	$203,042,129	$-	$-	$203,042,129

The Company did not have any liabilities measured at fair value on a recurring basis at September 30, 2009.

The following table presents a roll forward of the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from December 31, 2008 to September 30, 2009.

Long Term
Assets at Fair Value Using Unobservable Inputs (Level 3)	Investments

Balance as of December 31, 2008	$258,792,440
Transfers in (out) of Level 3	-
Net amortization of premiums, discounts and fees	(10,128,588)
Net realized gains (losses)	(53,963)
Net unrealized gains (losses)	(17,676,145)
Purchases, sales and redemptions	(27,891,615)
Balance as of September 30, 2009	$203,042,129

Of the $17,676,145 in net unrealized losses presented in the table above, $6,963,549 relates to reversals of unrealized gains on commodity derivative instruments recognized in 2008 and offset by commodity derivative income during 2009.  The remaining balance of $10,712,596 relates to unrealized losses on investments held at September 30, 2009.  The Company presents net unrealized losses on the Consolidated Statement of Operations as “Net increase (decrease) in unrealized appreciation (depreciation) on portfolio securities, corporate notes and commodity derivative instruments.”

Note 10:	Commodity Derivative Instruments

 The Company may periodically enter into commodity derivative instruments to manage our exposure to commodity price fluctuations.  The Company uses all of its derivatives for risk management purposes and does not hold any for speculative or trading purposes.  These contracts generally consist of options contracts on underlying commodities.

The Company acquired a limited term royalty interest from ATP Oil & Gas Corporation (“ATP”) and will receive royalty payments from this investment that are based on crude oil and natural gas production and prices.  As a result, the Company is exposed to fluctuations in crude oil and natural gas prices.  On June 4, 2008, the Company entered into option contracts to manage the price risk associated with these royalty payments.  The Company accounts for these contracts in accordance with derivative instruments and hedging accounting rules.  The Company has decided not to designate these instruments as hedging instruments for financial accounting purposes.  As a result, we recognize the change in the instruments’ fair value currently on the Consolidated Statement of Operations as “Net increase (decrease) in unrealized appreciation (depreciation) on portfolio securities, corporate notes and commodity derivative instruments.”

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

The components of gains (losses) on commodity derivative instruments are as follows:

	For the Nine Months Ended
	September 30, 2009	September 30, 2008

Unrealized gains (losses) on commodity derivatives	$(6,963,549)	$2,181,494
Commodity derivative income, net of expired options	5,884,027	(274,625)

Net gains (losses) on commodity derivative instruments	$(1,079,522)	$1,906,869

The Company records unrealized gains (losses) on commodity derivatives on the Consolidated Statement of Operations as “Net increase (decrease) in unrealized appreciation (depreciation) on portfolio securities, corporate notes and commodity derivative instruments.”

The realized gains (losses) on commodity derivatives consist of revenues received on favorable expired options less the cost of the related expired positions and are included in total investment income.

Below is a summary of the Company’s commodity derivative instruments as of September 30, 2009.

		Weighted
	Volumes (Bbls) at	average strike	Fair Value at
	September 30, 2009	price per Bbl	September 30, 2009

Oil:
Put Options:
2009	25,750	$85.00	480,937
2010	7,000	$85.00	135,116

Total Oil Put Options	32,750		$616,053

Note 11:	Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update which established a framework for measuring fair value and required additional disclosures about fair value measurements.  As of January 1, 2009, the Company has considered the new guidance and there is no impact to our consolidated financial statements, as we do not have non-financial assets or liabilities.

In March 2008, the FASB issued an accounting standards update on disclosures about derivative instruments and hedging activities.  The new accounting guidance does not change the accounting for derivatives but requires enhanced disclosures about derivative strategies and accounting practices.  The Company adopted the new guidance as of January 1, 2009.

In May 2008, the FASB issued an accounting standards update which identified a consistent framework for selecting accounting principles to be used in preparing financial statements for non-governmental entities that are presented in conformity with United States GAAP.  The accounting standards update was effective July 1, 2009.  The Company does not believe that the adoption of this standard will have an impact on its consolidated financial statements.

In April 2009, the FASB issued three new accounting standards relating to certain aspects of fair value measurement and related disclosures.  The accounting standards update was effective April 1, 2009.  The Company does not believe that the adoption of these standards will have an impact on its consolidated financial statements.

In April 2009, the FASB issued an accounting standards update to provide additional guidance for estimating the fair value of assets or liabilities with low levels of activity.  The new guidance was effective prospectively for interim and annual reporting periods ending after June 15, 2009.  The Company adopted the new guidance in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.  The adoption of this new accounting guidance is not expected to have a material effect on the Company’s consolidated financial statements or disclosures.

In May 2009, the FASB issued an accounting standards update on subsequent events.  The new accounting guidance establishes reporting and disclosure requirements based on the existence of conditions at the date of the balance sheet for events or transactions that occur after the balance sheet date but before the financial statements are issued or are available to be issued.  The accounting guidance includes a new required disclosure of the date through which an entity has evaluated subsequent events and whether that date is the date the financial statements were issued or were available to be issued.  The Company adopted the new guidance in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.  See Significant Accounting Policies in Note 2.

In June 2009, the FASB issued an accounting standards update which identified the FASB Accounting Standards Codification as the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities.  The new accounting guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company adopted the new guidance in its Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

Note 12:	Subsequent Events

On October 2, 2009, the Company entered into a Fourth Amendment to Amended and Restated Revolving Credit Agreement (the “Fourth Amendment’), among the Company, the lender parties thereto and SunTrust Bank, as administrative agent for the lenders.  The Fourth Amendment extended the maturity of the Company’s Investment Facility from August 31, 2010 to August 31, 2012.  The Investment Facility is priced at LIBOR plus 425 to 575 basis points, depending on the amount drawn.  The Company paid a 100 basis point fee in conjunction with the extension of the maturity.  Three of the four banks in the syndicate reduced their commitments, resulting in the reduction of the current commitments under the Investment Facility from $87.5 million to $67.5 million.

On October 9, 2009, the Company sold its entire investment in Venoco Inc. Senior Notes for approximately $12.3 million, resulting in a realized capital gain of approximately $307,000.

On October 14, 2009, the Company closed an investment with ATP.  The Company acquired a limited term overriding royalty interest in certain oil and gas producing properties operated by ATP for $15.0 million.  The investment will be accounted for as a dollar denominated production payment.

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

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q that relate to estimates or expectations of our future performance or financial condition may constitute “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are subject to various risks and uncertainties, which could cause actual results and conditions to differ materially from those projected, including, but not limited to,

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

Overview

We are a financial services company created to invest primarily in debt securities of small and mid-size private energy companies.  We have elected to be regulated as a BDC under the 1940 Act and, as such, we are required to comply with certain regulatory requirements.  For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” which include securities of private U.S. companies, U.S. companies whose securities are listed on a national securities exchange but whose market capitalization is less than $250 million, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less.  In addition, for federal income tax purposes we operate so as to be treated as a RIC under the Code.  Pursuant to these elections, we generally will not have to pay corporate-level taxes on any income and capital gains we distribute to our stockholders.  The Company has several subsidiaries that are single member limited liability companies and wholly owned limited partnerships established to hold certain portfolio investments or provide services to the Company in accordance with specific rules prescribed for a company operating as a RIC.  The Company consolidates the results of its subsidiaries for financial reporting purposes. The Company does not consolidate the financial results of its portfolio companies.

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

We generate revenue in the form of interest income on the debt securities that we own, dividend income on any common or preferred stock that we own and capital gains or losses on any debt or equity securities that we acquire in portfolio companies and subsequently sell. Our investments, if in the form of debt securities, typically have a term of three to seven years and bear interest at a fixed or floating rate. To the extent achievable, we seek to collateralize our investments by obtaining security interests in our portfolio companies' assets.  We also may acquire minority or majority equity interests in our portfolio companies, which may pay cash or in-kind dividends on a recurring or otherwise negotiated basis.  In addition, we may generate revenue in other forms including commitment, origination, structuring, administration or due diligence fees; fees for providing managerial assistance; and possibly consultation fees.  We recognize any such fees generated in connection with our investments as earned.

Our level of investment activity can and does vary substantially from period to period depending on many factors.  Among these factors are: the amount of debt and equity capital available to energy companies, the level of acquisition and divestiture activity for such companies, the level and volatility of energy commodity prices, the general economic and competitive environment for the types of investments we make, and our own ability to raise capital, both through issuance of debt and equity securities, to fund our investments.  We believe that the recent dislocation in the credit markets and decline in energy commodity prices should favorably impact the competitive environment, in that it has reduced the debt capital available to energy companies from other sources.  While we currently have capital available to invest, our capital is not unlimited.  We remain committed to our underwriting and investment disciplines in selectively investing in appropriate risk-reward opportunities within the energy sector.

Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.  Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ materially.  In addition to the discussion below, our significant accounting policies are further described in Note 2 of our consolidated financial statements included in this Quarterly Report on Form 10-Q.

Valuation of Investments

Investments are carried at fair value, as determined in good faith by the Company’s Board of Directors.  On a quarterly basis, the investment team of the Manager prepares valuations for all of the assets in the Company’s portfolio and presents the valuations to the Company’s Valuation Committee and Board of Directors.  The Valuation Committee determines and recommends the valuations to the Board of Directors, which reviews and ratifies the final portfolio valuations.

Investments in securities for which market quotations are readily available are recorded in the financial statements at such market quotations as of the valuation date.  For investments in securities for which market quotations are unavailable, or which have various degrees of trading restrictions, the investment team of the Manager prepares valuation analyses.

Using the most recently available financial statements, forecasts and, when applicable, comparable transaction data, the investment team of the Manager prepares valuation analyses for the various securities in the Company’s investment portfolio.  The investment team prepares the valuation analyses using traditional valuation methodologies, which rely on estimates of the asset values and enterprise values of portfolio companies issuing securities.

The following three broad categories comprise the hierarchy that prioritizes the inputs to valuation techniques used to measure fair value:

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

Fair value accounting classifies financial assets and liabilities in their entirety based on the lowest level of input that is significant to the fair value measurement.  The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.  The Company estimates the fair value of the crude oil options using a combined income and market-based valuation methodology based upon forward commodity price and volatility curves.  Independent pricing services provide the curves, which reflect broker market quotes.

Portfolio and Investment Activity

In May 2009, Nighthawk Transport I, LP and its subsidiaries (collectively, “Nighthawk”) defaulted under the terms of its senior credit facility.  Nighthawk was unable to restructure its obligations under the senior credit facility, and on July 10, 2009 filed a voluntary petition under Chapter 7 of the United States Bankruptcy Code.  The Company holds a 16.98% participation in a $109 million senior secured, second lien facility for Nighthawk.  As of September 30, 2009, the outstanding balance due to the Company under this facility was $14.5 million, and we have recorded our investment in Nighthawk at a fair value of zero.  Although we are pursuing our claims, because of Nighthawk’s forced liquidation and the continuing surplus of assets in the oilfield services industry, we do not expect a substantial recovery of our invested capital.

On July 16, 2009, BioEnergy Holding, LLC (“BioEnergy”) completed the reorganization of its specialty chemicals business, whereby a new entity, Myriant Technologies, LLC (“Myriant”), was formed to continue the activities (research, development, and commercialization) of the specialty chemicals business.  In a cashless exchange for its original 648,000 BioEnergy warrants, NGPC received 140,687 BioEnergy warrants, 131,741 Myriant units and 32,680 Myriant warrants.

On July 20, 2009, the Company closed a recapitalization transaction with Alden Resources, LLC (“Alden”), a Kentucky-based specialty coal producer.  As part of the recapitalization, NGPC Asset Holdings II, LP, a wholly owned subsidiary of the Company, purchased $5.8 million of preferred units representing substantially all of the equity in Alden.  The proceeds of the preferred equity issuance are being used for capital expenditures, working capital and general corporate purposes.  In addition to acquiring a majority ownership position, we hold a majority of the seats on the board of directors of Alden.  We also restructured our existing $36.5 million Senior Secured Credit Facility with Alden into an amended and restated $60 million two tranche Senior Secured Credit Facility with initial funded amounts of $20 million in Tranche A Notes and $19.5 million in Tranche B Notes.  The Tranche A and Tranche B Notes bear interest at LIBOR plus 9%, with a LIBOR floor of 3%.  Both the Tranche A Notes and the Tranche B Notes have the option to pay interest-in-kind (PIK) at a coupon rate of LIBOR plus 12%, with a LIBOR floor of 3%.

On July 31, 2009, BSR Loco Bayou, LLC (“BSR”) repaid in its entirety its $2.72 million Senior Secured Multiple Advance Term Loan and accrued interest of $0.27 million.  The Company continues to hold an overriding royalty interest and warrants in BSR.

In total for the quarter ended September 30, 2009, we funded $12.1 million to existing portfolio companies and received $24.9 million in cash repayments.  We did not add any new companies to our portfolio during the third quarter of 2009.

Following these transactions our investment portfolio consisted of eighteen portfolio companies and was invested as follows based on their fair values as of September 30, 2009: 47.2% in senior secured term loans, 4.2% in senior subordinated secured notes, 0.2% in participating convertible preferred stock, 2.1% in common stock, 3.0% in corporate notes, 7.4% in membership and partnership units, 4.0% in net profits interests, 2.2% in limited term royalty interests, and 0.5% in other investments.  The balance of our investment portfolio (as a percentage of the whole portfolio) was comprised 29.2% of cash and cash equivalents.

Results of Operations

Investment Income

Investment income for the quarter ended September 30, 2009 was $6.0 million, with $5.9 million attributable to interest from targeted investments in ten portfolio companies, $0.8 million attributable to income from commodity derivative instruments, a $0.9 million net loss attributable to royalty income, net of amortization, and $0.2 million from corporate notes, investments in cash and cash equivalents and fee income from third parties and affiliates.  This compares to investment income for the quarter ended September 30, 2008 of $9.9 million with $9.0 million attributable to targeted investments in eighteen portfolio companies, $0.9 million from corporate notes, investments in cash and cash equivalents and fee income from third parties and affiliates.

Investment income for the nine months ended September 30, 2009, was $20.1 million, primarily from $18.1 million in interest from targeted investments in portfolio companies.  Additional investment income included $5.9 million attributable to income from commodity derivative instruments, a $4.6 million net loss attributable to royalty income, net of amortization, and $0.7 million from corporate notes, investments in cash and cash equivalents and fee income from third parties and affiliates.  This compares to $21.4 million attributable to targeted investments in portfolio companies, a $0.3 million net loss from commodity derivative instruments, $3.6 million attributable to royalty income, net of amortization and $2.9 million from corporate notes, investments in cash and cash equivalents and fee income from third parties and affiliates for the same period in 2008.

Our total targeted portfolio balance decreased on a cost basis by approximately $42.0 million from $299.0 million on September 30, 2008 to $257.0 million on September 30, 2009.  The balance of non-accruing and non-income producing investments on a cost basis increased from approximately $80.5 million at September 30, 2008 to approximately $116.9 million at September 30, 2009.  The balance of non-accruing and non-income producing investments on a fair value basis decreased from approximately $85.1 million at September 30, 2008 to approximately $55.2 million at September 30, 2009.  Although LIBOR rates dropped significantly from the third quarter of 2008 compared to the third quarter of 2009, this had a minimal effect on our targeted investment income because of LIBOR floors established for new portfolio companies and certain other existing portfolio companies during 2008.  Additionally, the continued downward pressure on U.S. Treasury Bill interest rates during 2008 and 2009 reduced interest from cash and cash equivalents.

At September 30, 2009, the weighted average yield on targeted portfolio investments, exclusive of capital gains, was 3.63%.  The weighted average yield of our corporate notes was 5.82%.  The weighted average yield of our cash & cash equivalents was 0.64%.  The weighted average yield on our total capital invested at September 30, 2009 was 3.16%.  Further, four investments totaling $76.5 million on a cost basis (Nighthawk, $13.9 million; Formidable, LLC (“Formidable”), $38.8 million; Alden Tranche B, $19.5 million; and Chroma Exploration & Production, Inc., $4.3 million) are currently on non-accrual status.  Investments totaling $40.3 million on a cost basis are non-income producing and include equity investments in TierraMar Energy LP preferred units, DeanLake Operator, LLC preferred units, Resaca Exploitation, Inc. (“Resaca”) common stock, Alden Resources, LLC class E units and warrants and units associated with our investment in BioEnergy.

At September 30, 2008, the weighted average yield on targeted portfolio investments, exclusive of capital gains, was 12.41%.  The weighted average yield of our corporate notes was 5.82%.  The weighted average yield of our U.S. Treasury Bills and cash equivalents was 1.71%.  The weighted average yield on our total capital invested at September 30, 2008 was 8.16%.  These yields did not include income from four investments on non-accrual status.

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

Operating Expenses

For the quarter ended September 30, 2009, operating expenses were $3.2 million compared to $7.0 million for the quarter ended September 30, 2008.  The 2009 amount consisted of investment advisory and management fees of $1.5 million, insurance expenses, administrative services fees, professional fees, directors’ fees and other general and administrative expenses of $1.2 million and credit facility interest and fees of $0.5 million.  In comparison, for the quarter ended September 30, 2008, investment advisory and management fees were $4.5 million, insurance expenses, administrative services fees, professional fees, directors’ fees and other general and administrative expenses totalled $1.0 million and credit facility interest and fees were $1.5 million.  The third quarter of 2008 included approximately $2.5 million of incentive fees accrued with respect to the net realized gains associated with our investments in Rubicon Energy Partners, LLC (“Rubicon”) ($12.3 million) and Resaca ($6.0 million).

For the nine months ended September 30, 2009, operating expenses were $11.2 million compared to $16.8 million for the same period of 2008.  The 2009 amount consisted of investment advisory and management and incentive fees of $5.0 million, insurance expenses, administrative services fees, professional fees, directors’ fees, organization costs and other general and administrative expenses of $3.7 million and credit facility interest and fees of $2.5 million.  This compares to investment advisory and management fees of $8.1 million, insurance expenses, administrative services fees, professional fees, directors’ fees, organization costs and other general and administrative expenses of $3.3 million and credit facility interest and fees of $5.4 million for the nine months ended September 30, 2008.

Operating expenses for the three and nine month periods include our allocable portion of the total organizational and operating expenses incurred by us, the Manager and the Administrator, as determined by our Board of Directors and representatives of the Manager and the Administrator.  According to the terms of the investment advisory agreement, we calculate the base management fee quarterly as 0.45% of the average of our total assets as of the end of the two previous quarters.  Other general and administrative expenses include allocated share of employee, facilities and stockholder services and marketing costs.

Net Investment Income before Income Taxes

For the quarter ended September 30, 2009, net investment income before income taxes was $2.9 million and $2.9 million for the quarter ended September 30, 2008.  The year to year change was flat primarily due to lower interest income on overall lower principal balances, the increase in the balance of non-accruing investments and the effect of lower commodity prices on royalty income, net of amortization, offset by lower incentive fee accruals, interest expense and management fees.

For the nine months ended September 30, 2009, net investment income before income taxes was $8.9 million compared to $10.8 million for the nine months ended September 30, 2008.  The 17.2% decrease was primarily due to lower interest income on overall lower principal balances and an increase in the balance of non-accruing and non-income producing investments, offset by lower incentive fee accruals and credit facility interest expense and fees on our reduced debt balance.

Net Realized Gains

There were no realized capital gains or losses for the quarter ended September 30, 2009.  Realized capital gains for the quarter ended September 30, 2008 were $18.3 million, before taxes, on the sale of $4.8 million of portfolio investments in Resaca and Rubicon.

For the nine months ended September 30, 2009, realized capital losses were $0.05 million.  Realized capital gains for the nine months ended September 30, 2008 were $18.3 million, before taxes, on the sale of $4.8 million of portfolio investments in Resaca and Rubicon.

Unrealized Appreciation or Depreciation on Investments

For the quarter ended September 30, 2009, the decrease in net unrealized depreciation was $11.3 million, comprised of an $11.1 million increase in targeted portfolio fair value and an increase of $0.9 million in the fair value of our corporate notes, offset by a decrease of $0.7 million in the fair value of commodity derivative instruments.  The increase in targeted portfolio fair value was largely a result of changes in the estimated current market values of underlying assets.  The decrease in the fair value of commodity derivative instruments was a result of the reversal of prior period unrealized appreciation due to realizations in the third quarter of 2009.

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

For the nine months ended September 30, 2009, the increase in net unrealized depreciation was $17.7 million, comprised of a decrease in targeted portfolio fair value of $13.1 million and a $7.0 million decrease in the fair value of commodity derivative instruments, offset by a $2.4 million increase in the fair value of our corporate notes.  This compares to an increase in net unrealized depreciation of $3.9 million for the nine months ended September 30, 2008, comprised of a $5.4 million decrease in targeted portfolio fair values, a $0.7 million decrease in the fair value of corporate notes and a $2.2 million increase in the fair value of commodity derivative instruments.

Thus far this year, disruption in the credit and equity capital markets and the volatility of energy commodity prices, have made it more difficult to predict the timing and amount of future realized capital gains.  In addition, capital markets volatility has impacted our unrealized appreciation and depreciation.  While, in general, current capital and commodity markets are more stable than during the earlier part of this year, conditions remain such that it remains difficult to predict capital gains or losses or fluctuations in our portfolio values.

Net Increase or Decrease in Stockholders’ Equity from Operations

For the quarter ended September 30, 2009, we had a net increase in stockholders’ equity (net assets) resulting from operations of $15.0 million, or $0.69 per share, compared to a net increase of $14.5 million, or $0.66 per share for the quarter ended September 30, 2008.  The $0.5 million, or $0.03 per share net increase is attributable to a $15.1 million decrease in unrealized depreciation on portfolio securities and a $0.6 million decrease in income tax benefits, offset by a decrease in net realized (after tax) capital gain on portfolio securities of $14.0 million during the third quarter of 2009, compared to the third quarter of 2008.

For the nine months ended September 30, 2009 the net decrease in stockholders’ equity (net assets), resulting from operations was $6.2 million, or $0.29 per share, compared to an increase of $22.2 million, or $1.02 per share for the nine months ended September 30, 2008.  The $28.4 million, or $1.31 per share net decrease is attributable to a decrease in net investment income before income taxes of  $1.9 million due to lower overall investment income offset by lower management fees and interest expense, $13.7 million increase in unrealized depreciation on portfolio securities, a decrease in net realized (after tax) capital gain on portfolio securities of $14.1 million, offset by a $1.2 million increase in income tax benefits during the third quarter of 2009, compared to the third quarter of 2008.

Financial Condition, Liquidity and Capital Resources

During the quarter ended September 30, 2009, we generated cash from operations, including interest earned on our portfolio securities, as well as our investments in corporate notes and U.S. government securities.  We received cash redemptions of investments in portfolio securities and commodity derivative instruments of $24.9 million.  At September 30, 2009, we had cash and cash equivalents of $83.5 million and investments in corporate notes of $8.7 million.  Our Investment Facility, with an outstanding balance of $40 million at September 30, 2009, will mature on August 31, 2010.  We repaid the entire $75 million balance of our Treasury Facility on July 16, 2009.  We did not renew the Treasury Facility on its August 31, 2009 maturity date, and we have no plans to do so.  As of September 30, 2009, we had investments in or commitments to fund loan facilities to eighteen portfolio companies totaling $262.3 million, of which $257.0 million was drawn.  We expect to fund our investments in 2009 from available cash, income earned on our portfolio and temporary investments, repayments or realizations of existing investments and from borrowings under our Investment Facility.  In the future, we may also fund a portion of our investments with issuances of equity or senior debt securities.  We may also securitize a portion of our investments in mezzanine or senior secured loans or other assets.  We expect our primary use of funds to be investments in portfolio companies, cash distributions to holders of our common stock and payment of fees and other operating expenses.

Commodity Derivative Instruments

We use commodity derivative instruments to manage our exposure to commodity price fluctuations.  We do not designate these instruments as hedging instruments for financial accounting purposes.  As a result, we recognize the change in the instruments’ fair value currently on the Consolidated Statement of Operations as “Net increase (decrease) in unrealized appreciation (depreciation) on portfolio securities, corporate notes and commodity derivative instruments.”

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

Contractual Obligations

A summary of our contractual payment obligations at September 30, 2009 is as follows:

		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

September 30, 2009:
Long-term debt obligations— revolving credit facilities (1)	$40,000,000	$40,000,000	$-	$-	$-
Total	$40,000,000	$40,000,000	$-	$-	$-

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

Portfolio Credit Quality

Virtually all of our portfolio investments are in negotiated, and often illiquid, securities of energy companies. We maintain a system to evaluate the credit quality of these investments. While incorporating quantitative analysis, this system is a qualitative assessment. This system is intended to reflect the overall, long-term performance of a portfolio company’s business, the collateral coverage of an investment, and other relevant factors. As a consequence of the general economic downturn and associated weakness in the energy markets, two of our investments, Nighthawk and Formidable, have experienced significant degradation in value that may not be recoverable. However, we believe that our other assets which may be experiencing stress in the near term generally have cost structures that should tolerate it. Of the twenty-four rated investments in eighteen portfolio companies, compared to the prior quarter end, one improved in rating, zero declined in rating, nineteen retained the same rating and four investments were added during the quarter.  Thirteen investments totaling approximately $144.8 million (including $13.9 million for Nighthawk and $38.8 million for Formidable), or approximately 56% of the $257.2 million in targeted investments and commodity derivative instruments, on a cost basis, are carried on our watch list due to deterioration in asset coverage, slower than expected development of the assets supporting the investments, or the downturn in general economic and energy market conditions.  While restructuring of some of these watch list investments has been and may be required, subject to general economic and commodity market conditions in the long term, other than the investments in Nighthawk and Formidable, we do not currently foresee significant permanent long-term deterioration in the existing portfolio.

For the third quarter of 2009, the combined increase in unrealized appreciation of our portfolio securities, corporate notes and commodity derivative instruments of $11.3 million was largely due to changes in the estimated market values of underlying assets totaling $12.0 million. This $12.0 million was offset by $0.7 million in reversals of prior year unrealized appreciation of commodity derivative instruments due to third quarter 2009 realizations.  The $12.0 million net increase in fair value was comprised of increases of unrealized appreciation totaling $13.6 million offset by increases in unrealized depreciation of $1.6 million. The $13.6 million increase in unrealized appreciation consisted primarily of higher market values for Resaca common stock, $4.5 million; Alden term notes and royalty, $3.4 million; ATP Oil & Gas Corp. limited term royalty, $2.4 million and Venoco, Inc. senior notes, $1.3 million. The $1.6 million increase in unrealized depreciation consisted primarily of a decrease in market value for our investment in TierraMar Energy LP preferred units of $1.5 million.

Recently Issued Accounting Pronouncements

See “Note 11: Recent Accounting Pronouncements” in the accompanying notes to consolidated financial statements for details of recently issued accounting pronouncements and their expected impact on our financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes from the information provided in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q conducted by our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2009 because they are not yet able to conclude that we have remediated the material weakness in internal control over financial reporting identified in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Beginning in the first quarter of 2009, and into the second and third quarters, the Company implemented the following remediation steps to address this material weakness discussed above and to improve its internal controls over financial reporting:

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

We believe that these remediation steps represent ongoing improvement measures. While we have taken steps to begin remediation of the material weakness, additional measures may be required. We will assess the effectiveness of our remediation efforts in connection with our management's tests of internal control over financial reporting in conjunction with our December 31, 2009 financial statements.  Except as discussed above, we have not identified any changes in our internal controls over financial reporting during the third quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

Neither the Company nor any of its subsidiaries is currently a party to, and no property of the Company or any of its subsidiaries is the subject of, any material legal proceeding, nor to our knowledge, is any material legal proceeding threatened against the Company, any of its subsidiaries or any of their property.

Item 1A.	Risk Factors.

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

See “Index to Exhibits” following the signature page for a description of the exhibits filed as part of this Quarterly Report on Form 10-Q.

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

Date: November 6, 2009

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

10.3
Trademark License Agreement between the Company and NGP Energy Capital Management, L.L.C. (formerly known as Natural Gas Partners, L.L.C.) (filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference)

10.4	Form of Indemnity Agreement (filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference)
10.5
Amended and Restated Revolving Credit Agreement, dated as of August 31, 2006, among the Company, the lenders from time to time party thereto and SunTrust Bank, as administrative agent for the lenders (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference)

10.6
Treasury Secured Revolving Credit Agreement, dated as of August 31, 2006, among the Company, the lenders from time to time party thereto and SunTrust Bank as administrative agent for the lenders (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference)

10.7
Custody Agreement between the Company and Wells Fargo Bank, N.A. (filed as Exhibit (j)(1) to the Company’s Registration Statement on Form N-2 filed October 15, 2007 (Registration No. 333-146715) and incorporated herein by reference)

10.8
Amendment No. 1 to Custody Agreement between the Company and Wells Fargo Bank, N.A. (filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31,  2007 and incorporated herein by reference)

10.9
Amendment No. 2 to Custody Agreement between the Company and Wells Fargo Bank, N.A. (filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference)

10.10
First Amendment to Amended and Restated Revolving Credit Agreement effective as of August 31, 2006, among the Company, the lenders from time to time party thereto and SunTrust Bank (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference)

10.11
First Amendment to Treasury Secured Revolving Credit Agreement effective as of August 31, 2006, among the Company, the lenders from time to time party thereto and SunTrust Bank (filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference)

10.12
Second Amendment to Treasury Secured Revolving Credit Agreement effective as of October 18, 2007, among the Company, the lenders from time to time party thereto and SunTrust Bank (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on October 24, 2007 and incorporated herein by reference)

10.13
Second Amendment to Amended and Restated Revolving Credit Agreement effective as of March 13, 2008, among the Company, the lenders from time to time party thereto and SunTrust Bank (filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 and incorporated herein by reference)

Exhibits No.	Exhibit
10.14
Third Amendment to Treasury Secured Revolving Credit Agreement effective as of March 13, 2008, among the Company, the lenders from time to time party thereto and SunTrust Bank (filed as Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 and incorporated herein by reference)

10.15
Third Amendment to Amended and Restated Revolving Credit Agreement effective as of September 29, 2008, among the Company, the lenders from time to time party thereto and SunTrust Bank (filed as Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference)

10.16
Fourth Amendment to Treasury Secured Revolving Credit Agreement effective as of September 29, 2008, among the Company, the lenders from time to time party thereto and SunTrust (filed as Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference)

31.1*	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Executive Officer
31.2*	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Financial Officer
32.1*	Section 1350 Certification by the Chief Executive Officer
32.2*	Section 1350 Certification by the Chief Financial Officer
_______________________
*Filed herewith.