Form 10-K
period 2009-12-31
NGP Capital Resources Co
filed 2010-03-31
CIK 1297704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $122,174,535 based on the closing sale price on the NASDAQ Global Select Market.

As of March 30, 2010, there were 21,628,202 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2010 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10 through 14 herein.

Certain exhibits previously filed with the Securities and Exchange Commission are incorporated by reference into Part IV of this report.

NGP CAPITAL RESOURCES COMPANY

In this Annual Report on Form 10-K, “NGPC,” the “Company,” “we,” “our” and “us” refer to NGP Capital Resources Company and its consolidated subsidiaries.

i

Explanatory Note

Restatement of Consolidated Financial Statements

On March 15, 2010, our Board of Directors and the members of the Audit Committee of our Board of Directors concluded that the Company should restate its financial statements for the years ended December 31, 2007 and December 31, 2008, which we refer to as the Financial Statements, and the unaudited selected quarterly financial data for each of the quarters in 2007 and 2008 and the first three quarters in 2009.

The determination to restate the Financial Statements was made in connection with management’s assessment of accounting errors it discovered as part of a process to remediate a material weakness in internal controls previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and the Company’s Quarterly Reports on Form 10-Q in 2009. While the Company has taken steps to remediate the previously disclosed material weakness, the material weakness existed throughout the quarterly periods of 2009, and at December 31, 2009, the Company had not yet remediated the material weakness. The Company anticipates that it will complete its testing of the additional internal control processes designed to remediate the previously disclosed material weakness in 2010.

The errors and consequent restatements described below principally involved non-cash accounting entries related to net deferred tax assets and liabilities that typically arise as a result of timing differences in tax and GAAP (book) accounting. Taxable Net Investment Income, which is the primary determinant of the Company’s distributable income, has not been affected in any period by these restatements.

The Company’s assessment of certain identified accounting errors results in the following adjustments to previously reported periods:

1.	In 2007, the Company failed to record deferred tax liabilities with respect to approximately $8.15 million in unrealized appreciation on an investment and also with respect to $0.34 million of income related to its investments in partnerships. Principally as a result of this matter, the 2007 restatement includes the following changes to the company’s balance sheet at December 31, 2007: an increase in Net Deferred Tax Liabilities of approximately $2.89 million, an increase in Current Taxes Receivable of approximately $0.05 million, and a decrease in Total Stockholders’ Equity (Net Assets) of approximately $2.84 million (or $0.16 per common share). Changes to the Company’s Statement of Operations for the year ended December 31, 2007 include an increase to the Provision for Income Taxes of approximately $2.84 million and a reduction of the Net Increase in Stockholders’ Equity (Net Assets) Resulting from Operations of approximately $2.84 million (or $0.16 per common share).

As a result of these changes, ratios for 2007 are affected as follows: Net Asset Value Return decreased from 11.97% to 10.72%; Total Operating Expenses/Average Net Assets decreased from 7.44% to 7.43%; Total Operating Expenses Less Management and Incentive Fees and Interest Expense/Average Net Assets decreased from 1.65% to 1.61%; Total Operating Expenses Less Management and Incentive Fees/Average Net Assets decreased from 4.65% to 4.62%; Net Investment Income/Average Net Assets increased from 7.76% to 7.83%; and Net Increase (Decrease) in Net Assets Resulting From Operations/Average Net Assets decreased from 12.51% to 11.42%.

2.	In 2008, the Company realized a $13.29 million pre-tax gain on this same investment (as compared to the $8.15 million of unrealized appreciation previously recorded in 2007). The reversal of the previously unrecorded deferred tax liability in 2008 resulted in the incorrect recording of a net deferred tax asset of $3.8 million at year end 2008. Principally as a result of this matter, the 2008 restatement includes the following changes to the Company’s balance sheet at December 31, 2008: a reduction in Net Deferred Tax Assets of approximately $3.18 million, an increase in Current Taxes Receivable of approximately $0.19 million, and a decrease in Total Stockholders’ Equity (Net Assets) of approximately $2.99 million (or $0.14 per common share). Changes to the Company’s Statement of Operations for the year ended December 31, 2008 include an increase in the Net Decrease in Stockholders’ Equity (Net Assets) Resulting from Operations by approximately $0.14 million (or $0.01 per common share).

ii

As a result of these changes, ratios for 2008 are affected as follows: Net Asset Value Return decreased from (2.78%) to (2.80%); Total Operating Expenses/Average Net Assets increased from 7.29% to 7.37%; Total Operating Expenses Less Management and Incentive Fees and Interest Expense/Average Net Assets increased from 1.77% to 1.79%; Total Operating Expenses Less Management and Incentive Fees/Average Net Assets increased from 4.35% to 4.40%; Net Investment Income/Average Net Assets decreased from 9.14% to 7.16%; and Net Increase (Decrease) in Net Assets Resulting From Operations/Average Net Assets decreased from (5.15%) to (5.26%).

In addition, our Consolidated Statements of Cash Flows for the years ended December 31, 2007 and December 31, 2008 have been adjusted to account for the restatement items listed above. While this does change certain balances within the Net Cash Provided by (used in) Operating Activities, the totals are not affected and the overall cash flows from operations is unchanged.

We have not amended, and we do not intend to amend, either of our previously filed Annual Reports on Form 10-K for the years ended December 31, 2007 or 2008. We will amend the previously filed Quarterly Reports on Form 10-Q for each of the quarters in 2007, 2008 and the first three quarters in 2009. For this reason, readers should no longer rely on those previously issued Financial Statements (and the unaudited selected financial data for each of the quarters in 2007 and 2008 and the first three quarters in 2009) and the related information contained in such previously filed reports.

For more information regarding the restatement, please refer to Part II, Item 6, “Selected Financial Data”; Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; Note 2, “Restatement of Consolidated Financial Statements,” and Note 18, “Selected Quarterly Financial Data,” of the Notes to Consolidated Financial Statements in Part II, Item 8; and Part II, Item 9A, “Controls and Procedures.”

iii

PART I.

Item 1. Business.

Introduction

NGP Capital Resources Company

We are a financial services company organized in July 2004 as a Maryland corporation to invest primarily in small and mid-size private energy companies. Our investment objective is to generate both current income and capital appreciation primarily through debt investments with certain equity components. We are a closed-end, non-diversified management investment company that has elected to be regulated as a business development company, which we refer to as a BDC, under the Investment Company Act of 1940, which we refer to as the 1940 Act. In addition, for federal income tax purposes we operate so as to be treated as a regulated investment company, which we refer to as a RIC, under the Internal Revenue Code of 1986, as amended, which we refer to as the Code.

A key focus area for our targeted investments in the energy industry is domestic upstream businesses that produce, develop, acquire and explore for oil and natural gas, which we refer to as E&P companies. We also evaluate investment opportunities in such businesses as coal, power, electricity, energy services and alternative energy. Our investments generally range in size from $10 million to $50 million. However, we may invest more or less depending on market conditions and our manager’s view of a particular investment opportunity. Our targeted investments primarily consist of debt instruments, including senior and subordinated loans combined in one facility, sometimes with an equity or property-based participation right component, and subordinated loans, sometimes with equity components. We may also invest in preferred stock and other equity securities on a stand-alone basis.

Our Manager

Our operations are conducted by our external manager, NGP Investment Advisor, LP, which we refer to as the Manager, pursuant to an investment advisory agreement between us and our manager. Our Manager is owned by NGP Energy Capital Management, L.L.C., which we refer to as NGP, and NGP Administration, LLC, which we refer to as our Administrator. NGP manages the Natural Gas Partners private equity funds, which we refer to as the NGP Funds, which have specialized in providing equity capital to the energy industry since November 1988. Since inception, NGP has had over $9.6 billion of cumulative capital under management. Kenneth A. Hersh and David R. Albin, who serve on our Board of Directors, have directed the investment of the NGP Funds during the twenty-year period since the inception of the initial fund in 1988.

Our Manager’s day-to-day operations are directed by our executive officers: John H. Homier, President and Chief Executive Officer; Stephen K. Gardner, Chief Financial Officer, Secretary and Treasurer; and R. Kelly Plato, Senior Vice President, who have more than 50 years combined experience in the energy and finance industries. Prior to founding NGP Capital Resources Company, Mr. Homier had more than 28 years of industry experience including two separate major financial institutions where he was responsible for building and managing successful energy finance businesses. Mr. Gardner has over 16 years of experience in financial and transactional management in the oil and gas industry and has served as a chief financial officer of both public and private energy companies. Mr. Plato began his career as a petroleum engineer for an independent exploration, production and refining company, after which he has spent more than 12 years in the energy finance business.

Our Manager’s investment decisions are reviewed and approved (by majority determination) by its investment committee, consisting of Mr. Homier, our Chief Investment Officer, Mr. Hersh, our Board Chairman, and Richard L. Covington and William J. Quinn, each of whom is a senior NGP investment professional. NGP Investment Advisor, LP’s team of nine investment professionals support the investment committee.

Corporate Information

Our principal executive office is located at 1221 McKinney Street, Suite 2975, Houston, Texas 77010 and our telephone number is (713) 752-0062. We believe our office facilities are suitable and adequate for our operations as currently conducted and contemplated.

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

In many cases, we arrange to receive an equity participation interest in the properties, projects and/or companies that we finance as a part of our compensation for extending credit. These equity components may take a variety of forms. In many of our investments, we anticipate that we will receive a property-based equity participation right. In addition, in certain investments, we may also receive a right to acquire equity securities of the borrowing company, such as a warrant or option, or we may receive a direct preferred equity interest or other similar participating interest in the company’s equity.

We also may invest a portion of our assets in loans to, or securities of, foreign companies. We will limit any such investments to less than 10% of our assets.

Investment Activity

Since commencing investment operations in November 2004 through December 31, 2009, we have invested $672.1 million in twenty-eight portfolio companies, all energy-related, and received principal repayments, realizations and settlements of $429.4 million. Most of our current portfolio companies are E&P businesses engaged in the acquisition, development and production of oil and natural gas properties in and along the Gulf Coast, in the state and federal waters of the Gulf of Mexico, Permian Basin, Mid-continent and Rocky Mountain areas. We also have investments in a Kentucky-based specialty coal company with mining and processing operations in the Central Appalachian region of the United States and an alternative fuels and specialty chemicals company based in Quincy, Massachusetts.

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

We believe that this approach enables our Manager to identify investment opportunities throughout economic cycles.

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

These investments consist of a senior secured loan tranche and a subordinated loan tranche. The senior tranche produces a current cash yield and typically is secured by a first lien on cash flow producing assets. The subordinated loan tranche typically includes a current cash yield component coupled with a property-based equity participation right. In some cases, a warrant or option in the company may be obtained in addition to, or in lieu of, a property-based equity participation right. The subordinated tranche generally is secured by a second lien on the company’s assets. Additionally, these loans may have indirect asset coverage through a series of covenants that prohibit additional liens on the company’s assets, limit additional debt or require maintenance of minimum asset coverage ratios. Generally, these loans have a term of three to five years, but in many cases will be repaid before maturity. Additionally, in a number of these loans, there may be amortization of principal during the entire life of the loan. These loans will likely be made to energy companies with assets that provide cash flow that is sufficient to support a typical senior secured debt facility but not sufficient to support the extra debt needed to acquire or develop non-cash flowing assets.

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

These investments are generally in the form of combined senior and subordinated loans, subordinated loans, partnership or limited liability company investments or preferred equity, with a meaningful property-based equity participation right.

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

Competitive Strengths

We believe we have the following competitive strengths:

Established Track Record

Through our market presence and long-term relationships that our investment team has developed with energy company management teams, we believe that we have established ourselves as a consistent and reliable capital provider to the energy industry. We focus on originating a substantial number of our investment opportunities, rather than investing as a participant in transactions originated by other firms, although we may do so from time to time.

Flexible Transaction Structuring Capabilities

We are not subject to many of the regulatory limitations that govern traditional lending institutions. As a result, we can provide speed of execution and flexibility in structuring investments and selecting the types of securities in which we invest. The members of our management team have substantial experience in pursuing investments that seek to balance the needs of energy company entrepreneurs with appropriate risk control.

Efficient Tax Structure

We operate our business so as to qualify as a RIC for federal tax purposes, so that we generally will not have to pay corporate-level federal income taxes on any ordinary income or capital gains that we distribute to our stockholders as dividends. Thus, our stockholders will not be subject to double taxation on dividends, unlike investors in typical corporations. Furthermore, investors in our stock generally are not required to recognize unrelated business taxable income, which we refer to as UBTI, unlike investors in public master limited partnerships.

Ongoing Relationships with Portfolio Companies

Managerial Assistance

As a BDC, we make available, and must provide upon request, significant managerial assistance to certain of our portfolio companies. This assistance may involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial consultation. Our officers (and to the extent permitted under the 1940 Act, our manager) will provide such managerial assistance on our behalf to portfolio companies that request this assistance, recognizing that our involvement with each investment will vary based on factors including the size of the company, the nature of our investment, the company’s overall stage of development and our relative position in the capital structure. We expect to be a resource for advice in the following areas: developing strategic plans, designing capital structures, managing finite resources and identifying acquisitions.

Monitoring

Our manager monitors the development and financial trends of each portfolio company to determine progress relative to meeting the company’s development and business plans and to assess the strength and status of our investment and, if appropriate, institute necessary corrective actions. To accomplish this, we employ the following processes:

Meetings.  We meet with management regularly during each year.

Periodic Review and Analysis of Financial and Reserve Information.  Financial and operating statements are required monthly or quarterly. Additionally, semi-annual reserve reports are required for E&P and coal investments. This information is reviewed and analyzed as follows:

•	Monthly operations reports are reviewed for compliance with approved budgets and asset development plans;
•	Quarterly financial performance is reviewed for compliance with plans and covenants; and
•	For E&P and coal investments, twice a year, upon receipt of reserve information, an analysis of reserve information is undertaken and compared to the approved asset development plan to assess the strength and status of our investment.

Periodic Review by Specialists.  Periodic reviews of the portfolio company and its assets by engineers, geologists, accountants, lawyers, investment bankers or other specialists are necessary from time to time.

Comparisons with Other Benchmark Companies.  The performance of the company is periodically compared to performance of similarly-sized companies with comparable assets and businesses to assess performance relative to peers.

Our manager monitors the financial trends of each portfolio company to determine progress relative to meeting the company’s business plan and to assess the appropriate strategic and tactical courses of action for the company.

As part of the monitoring process, our manager regularly assesses the risk profile of each of our investments. Our risk evaluation system assigns a numeric rating to each of our investments. The scale runs from 1 to 7, with 1 being the highest or best rating. Most of our investments are initially rated 3 or 4. At that level, we believe that risk and return are properly proportioned and that there is essentially no risk of loss of capital for the investment. Any investment rated 5 or greater is on our “watch” list. These are investments in companies that are performing below our initial expectations. A rating of 5 implies a higher level of watchfulness, but does not imply a probable risk of loss of capital. A rating of 6 or 7 means that the circumstances are such that we perceive that there exists risk of loss of some portion of the capital in that particular investment. Investments rated 1 or 2 have matured to the point that they are performing well and overall coverages are strengthening.

Valuation Process

On a quarterly basis, the investment team of our Manager prepares valuations for all of the assets in our portfolio and presents the valuations to our Valuation Committee and our Board of Directors. Investments for which market quotations are readily available are recorded in our financial statements at such market quotations as of the valuation date. However, few of our investments have market quotations, in which case our Board of Directors undertakes a multi-step valuation process each quarter for our investments that are not publicly traded, as described below:

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

Competition

Historically, our primary competitors in this market have consisted of public and private funds, commercial and investment banks, and commercial finance companies. Although these competitors regularly provide finance products to energy companies similar to our targeted investments, a number of them focus on different aspects of this market. We also have faced competition from other firms that do not specialize in energy finance but which are substantially larger and have considerably greater financial and marketing resources than we do. Some of our competitors have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors have higher risk tolerances or different risk assessments, which allow them to consider a wider variety of investments and establish more portfolio relationships than we can. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC; nor are they subject to the requirements imposed on RICs by the Code. Nevertheless, we believe that the relationships of the senior professionals of our Manager and of the senior partners of NGP enable us to learn about, and compete effectively for, attractive investment opportunities. Additionally, we believe that the recent dislocation in the credit markets and decline in energy commodity prices should favorably impact the competitive environment, in that it is reducing the debt capital available to energy companies from other sources.

Employees

The Company has no employees. John H. Homier, our President and Chief Executive Officer, Stephen K. Gardner, our Chief Financial Officer, Secretary and Treasurer, and R. Kelly Plato, our Senior Vice President, comprise our senior management. Each of our officers also serves as an officer of our Manager and our Administrator. Our day-to-day investment operations are conducted by our Manager and our Administrator, which currently has a staff of seventeen individuals, including nine investment professionals.

Regulation

Business Development Company

We have elected to be regulated as a BDC under the 1940 Act. By electing to be treated as a BDC, we are subject to various provisions of the 1940 Act. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates (including any investment advisers or sub-advisers), principal underwriters and certain affiliates of those affiliates or underwriters and requires that a majority of the directors be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, we may not change the nature of our business so as to cease to be, or withdraw our election to be regulated as, a BDC without first obtaining the approval of a majority of our outstanding voting securities. Under the 1940 Act, the vote of holders of a “majority” means the vote of the holders of the lesser of: (i) 67% or more of the outstanding shares of the company’s common stock present at a meeting or represented by proxy if holders or more than 50% of the shares of the company’s common stock are present or represented by proxy or (ii) more than 50% of the company’s outstanding shares of common stock.

The Investment Adviser’s Act of 1940, which we refer to as the Advisers Act, generally permits the payment of compensation based on capital gains in an investment advisory contract between an investment adviser and a BDC. We have elected to be regulated as a BDC in order to provide incentive compensation to our Manager based on the capital appreciation of our portfolio.

The following is a brief description of the requirements of the 1940 Act, and is qualified in its entirety by reference to the full text of the 1940 Act and the rules thereunder.

We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed an “underwriter” as that term is defined in the Securities Act of 1933, as amended, which we refer to as the Securities Act. Our intention is to not write (sell) or buy put or call options to manage risks associated with the publicly traded securities of our portfolio companies, except (a) that we may enter into hedging transactions to manage the risks associated with commodity price and interest rate fluctuations, (b) to the extent we purchase or receive warrants to purchase the common stock of our portfolio companies or conversion privileges in connection with acquisition financing or other investments, and (c) in connection with an acquisition, we may acquire rights to require the issuers of acquired securities or their affiliates to repurchase them under certain circumstances.

We do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, we generally are prohibited from (a) acquiring more than 3% of the voting stock of any investment company, (b) investing more than 5% of the value of our total assets in the securities of one investment company, or (c) investing more than 10% of the value of our total assets in the securities of investment companies in the aggregate. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject our stockholders to additional expenses. None of these policies are fundamental and all may be changed without stockholder approval.

Qualifying Assets

A BDC must be organized and have its principal place of business in the United States and operate for the purpose of investing in the types of securities described in 1, 2 and 3 below. A BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The principal categories of qualifying assets relevant to our business are the following:

1. Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions):

a. is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer that:

i. is organized under the laws of, and has its principal place of business in, the United States;

ii. is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

iii. does not have any class of securities listed on a national securities exchange;

b. is a company that meets the requirements of (a)(i) and (ii) above, but is not an eligible portfolio company because it has issued a class of securities on a national securities exchange, if:

i. at the time of the purchase, we own at least 50% of the (A) greatest number of equity securities of such issuer and securities convertible into or exchange for such securities; and (B) the greatest amount of debt securities of such issuer, held by us at any point in time during the period when such issuer was an eligible portfolio company; and;

ii. we are one of the 20 largest holders of such issuer’s outstanding voting securities; or;

c. is a company that meets the requirements of (a)(i) and (ii) above, but is not an eligible portfolio company because it has issued a class of securities on a national securities exchange, if the aggregate market value of such company’s outstanding voting and non-voting common equity is less than $250 million.

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

Managerial Assistance to Portfolio Companies

In order to count portfolio securities as qualifying assets for the purpose of the 70% Test, as a BDC, we must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than certain small and solvent companies described above) significant managerial assistance. Making available significant managerial assistance means, among other things, (1) any arrangement whereby we, through our directors, officers or employees, offer to provide, and, if accepted, do so provide, significant guidance and counsel concerning the management, operations, or business objectives and policies of a portfolio company or (2) the exercise of a controlling influence over the management or policies of a portfolio company by us acting individually or as part of a group acting together to control such company. We may satisfy the requirements of clause (1) with respect to a portfolio company by purchasing securities of such company as part of a group of investors acting together if one person in such group provides the type of assistance described in such clause.

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

Co-Investments

The 1940 Act contains certain prohibitions relating to co-investments by us and NGP affiliates. Although NGP-affiliated funds may make investments in securities like our targeted investments, these funds seek rates of return substantially in excess of those we seek and focus primarily on investments in common equity or other junior securities in the capital structure in order to achieve their targeted rates of return. It is possible that we may have an opportunity to invest in a company in which an NGP private equity fund is also making an investment, although we do not currently anticipate encountering any significant number of these situations. An example could be a situation in which an energy company was seeking both debt capital, similar to our targeted investments, and equity capital, similar to that typically provided by the NGP-affiliated funds. Another example could be a situation in which an NGP-affiliated fund was seeking co-investors for an equity investment that is outside of our targeted investments, but which would be attractive to us.

Generally we may participate in a co-investment with NGP and its affiliates only in accordance with the rules and regulations prescribed by the SEC for the purpose of preventing participation by a BDC in such a transaction on a basis less advantageous than that of the other parties to the transaction. If we wish to make a co-investment with NGP or one of its affiliates and there is no regulatory authority to permit such a co-investment without the approval of the SEC, we may seek an order from the SEC permitting the specific investment. Depending on the particular situation, we may elect to seek such an order for a particular transaction or we may elect to seek a blanket order exempting certain classes of transactions that have substantially the same characteristics. Although the SEC has granted similar relief to other BDCs on a transaction by transaction basis in the past, we cannot be certain that our application for such relief on a single transaction will be granted or what conditions may be imposed by the SEC, nor can we have any certainty on the granting of any such blanket order. Moreover, the length of time to obtain such an order may make it impracticable. If the requested order were not sought or not obtained, then in a situation in which an energy company was seeking both debt and equity capital, such company would make the determination as to whether it would proceed with obtaining capital from us in a targeted investment or alternatively from an NGP-affiliated fund in an equity investment.

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

Regulated Investment Company

We operated our business in calendar year 2009 so as to be taxed as a RIC under Subchapter M of the Code. As long as we qualify as a RIC, we are not taxed on our investment company taxable income (which generally consists of ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, reduced by deductible expenses), or realized net capital gains, to the extent that such investment company taxable income or gains are distributed, or deemed to be distributed, to stockholders on a timely basis.

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

In order to maintain our status as a RIC, we must, in general, (1) continue to qualify as a BDC; (2) derive at least 90% of our gross income from dividends, interest, gains from the sale of securities and other specified types of income; (3) meet asset diversification requirements as defined in the Code; and (4) timely distribute to stockholders at least 90% of our annual investment company taxable income as defined in the Code.

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

The Manager’s services under the investment advisory agreement are not required to be exclusive, and it is free to furnish the same or similar services to other entities, including businesses that may directly or indirectly compete with us for particular investments, so long as its services to us are not impaired by the provision of such services to others. Under the investment advisory agreement and to the extent permitted by the 1940 Act, the Manager also provides on our behalf significant managerial assistance to those portfolio companies to which we are required to provide such assistance under the 1940 Act and who require such assistance from us.

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

No investment income incentive fees were earned during the calendar years 2009 and 2008. The incentive fees due in any fiscal quarter are calculated as follows:

•	no incentive fee in any fiscal quarter in which our net investment income does not exceed the hurdle rate.
•	20% of the amount of our net investment income, if any, that exceeds the hurdle rate in any fiscal quarter.

The second part of the incentive fee, which we refer to as the Capital Gains Fee, is determined and payable in arrears as of the end of each fiscal year (or upon termination of the investment advisory agreement, as of the termination date), and equals (1) 20% of (a) our net realized capital gains (realized capital gains less realized capital losses) on a cumulative basis from the closing date of our initial public offering to the end of such fiscal year, less (b) any unrealized capital depreciation at the end of such fiscal year, less (2) the aggregate amount of all Capital Gains Fees paid to the Manager in prior fiscal years. There were no capital gains fees earned for the years 2009 and 2008.

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

The Manager has agreed that, to the extent permissible under federal securities laws and regulations, including Regulation M, it will utilize 30% of the fees it receives from the capital gains portion of the incentive fee (up to a maximum of $5 million of fees in the aggregate) to purchase shares of our common stock in open market purchases through an independent trustee or agent. To date, the Manager has acquired common shares pursuant to this agreement at a cost of $105,600. Any sales of such stock will comply with any applicable six-month holding period under Section 16(b) of the Securities Act and all other restrictions contained in any law or regulation, to the fullest extent applicable to any such sale. Any change in this voluntary agreement will not be implemented without at least 90 days prior notice to stockholders and compliance with all applicable laws and regulations.

The investment advisory agreement was originally approved by our Board of Directors on November 9, 2004. The investment advisory agreement provides that unless terminated earlier as described below, the agreement shall remain in effect from year-to-year after November 9, 2006, provided continuation is approved at least annually by our Board of Directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons. On November 3, 2009, our Board of Directors, including a majority of the independent directors, approved an extension of the investment advisory agreement through November 9, 2010.

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

The investment advisory agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, the Manager, its partners and the Managers’ and its partners’ respective officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with it are entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of the Manager’s services or obligations under the investment advisory agreement or otherwise as our investment adviser. The agreement also provides that the Manager and its affiliates (including the Administrator) will not be liable to us or any stockholder for any error of judgment, mistake of law, any loss or damage with respect to any of our investments, or any action taken or omitted to be taken by the Manager in connection with the performance of any of its duties or obligations under the investment advisory agreement or otherwise as an investment adviser to us, except to the extent specified in Section 36(b) of the 1940 Act concerning loss resulting from a breach of fiduciary duty with respect to the receipt of compensation for services.

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

Administration Agreement

Pursuant to a separate administration agreement, the Administrator furnishes us with office facilities, equipment, and clerical, bookkeeping, and record keeping services at such facilities. Under the administration agreement, the Administrator also performs, or oversees the performance by third parties of, our required administrative services, which include responsibility for the financial records that we are required to maintain and preparation of reports to our stockholders and reports filed with the SEC. In addition, the Administrator assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns, and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. To the extent permitted under the 1940 Act, the Administrator may also provide, on our behalf, significant managerial assistance to our portfolio companies. Payments under the administration agreement will be equal to the costs and expenses incurred by the Administrator in connection with administering our business. The administration agreement may be terminated at any time, without the payment of any penalty, by a vote of our Board of Directors or by the Administrator upon 60 days’ written notice to the other party, and will automatically terminate in the event of its “assignment” (as defined in the 1940 Act).

The administration agreement was originally approved by our Board of Directors on November 9, 2004. The administration agreement provides that unless terminated earlier as described below, the agreement will continue in effect until November 6, 2006 and from year-to-year thereafter, provided continuation is approved at least annually by (i) our Board of Directors and (ii) a majority of our directors who are not parties to the administration agreement or “interested persons” of any such party. On November 3, 2009, the Board of Directors, including a majority of the independent directors, approved an extension of the administration agreement through November 9, 2010.

The administration agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, the Manager, its partners and the Managers’ and its partners’ respective officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with it are entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of the Administrator’s services under the administration agreement or otherwise as the Administrator. The agreement also provides that the Administrator and its affiliates (including the Manager) will not be liable to us or any stockholder for any error of judgment, mistake of law, any loss or damage with respect to any of our investments, or any action taken or omitted to be taken by the Administrator in connection with the performance of any of its duties or obligations under the administration agreement or otherwise as the Administrator.

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

Difficult conditions in the capital markets and the economy may materially and adversely affect our business and results of operations, and we do not expect those conditions to improve in the near future.

The U.S. capital markets are currently in a period of disruption and the United States and global economics are in a severe recession, and we do not expect these conditions to improve in the near future. These market conditions have materially and adversely affected the debt and equity capital markets in the United States, which has had and could continue to have a negative impact on our business and operations. The U.S. capital markets have been experiencing extreme volatility and disruption for more than 12 months as evidenced by a lack of liquidity in the debt capital markets, significant write-offs in the financial services sector, the repricing of credit risk in the credit market and the failure of major financial institutions. These events have contributed to worsening general economic conditions that are materially and adversely impacting the broader financial and credit markets and reducing the availability of credit and equity capital for the markets as a whole and financial services firms in particular. We believe these conditions may continue for a prolonged period of time or worsen in the future. A prolonged period of market illiquidity could hurt our business in a number of ways, including by decreasing the prices our portfolio companies receive for oil and natural gas production, increasing their various counterparty risks, increasing the likelihood of non-cash asset writedowns and goodwill impairments, and reducing our ability to comply with financial and restrictive covenants related to our indebtedness. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. Any of these effects could have a material adverse effect on our revenues, financial condition and results of operations.

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

Periodically, we will need to access the capital markets to raise cash to fund new investments. Unfavorable economic conditions could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. An inability to successfully access the capital markets could limit our ability to grow our business and fully execute our business strategy and could decrease our earnings, if any. With certain limited exceptions, we are only allowed to borrow amounts or issue debt securities or preferred stock such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowing, which, in certain circumstances, may restrict our ability to borrow or issue debt securities or preferred stock. The amount of leverage that we employ will depend on our investment adviser’s and our Board of Directors’ assessment of market and other factors at the time of any proposed borrowing or issuance of debt securities or preferred stock. We cannot assure you that we will be able to maintain our current credit facility or obtain another line of credit at all or on terms acceptable to us.

In addition to issuing securities to raise capital as described above, we may in the future seek to securitize our loans to generate cash for funding new investments. To securitize loans, we may create a wholly-owned subsidiary and contribute a pool of loans to the subsidiary. This could include the sale of interests in the subsidiary on a non-recourse basis (except for customary repurchase obligations for breach of representations and warranties) to purchasers whom we would expect to be willing to accept a lower interest rate to invest in investment grade loan pools, and we would expect that we would retain a subordinated interest in the assets and participate (most likely on a first loss basis) in losses related to the securitized assets to the extent of that interest. However, the exact structure and provisions of any securitization will be based upon then-current market conditions and may vary from the description in this prospectus. An inability to securitize our loan portfolio successfully could limit our ability to grow our business, fully execute our business strategy and decrease our earnings, if any. Moreover, the successful securitization of our loan portfolio might expose us to losses, as the residual loans in which we do not sell interests will tend to be those that are riskier and more apt to generate losses. The 1940 Act may also impose restrictions on the structure of any securitization. We have no present plans to securitize any of our loans, but believe the availability of this option will provide us with increased flexibility in the future to raise additional capital.

Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital.

We may issue debt securities or preferred stock, which we refer to collectively as “senior securities,” and/or borrow money from banks or other financial institutions, up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are permitted, as a BDC, to incur indebtedness or issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after each such incurrence or issuance. If the value of our assets declines, we may be unable to satisfy this test, which may prohibit us from paying dividends and could prevent us from maintaining our status as a RIC or may prohibit us from repurchasing shares of our common stock. If we cannot satisfy this test, we may be required to sell a portion of our investments at a time when such sales may be disadvantageous and, depending on the nature of our leverage, repay a portion of our indebtedness. As of December 31, 2009, given our total assets of $316.9 million and total debt of $67.5 million, our asset coverage for senior securities was 470%.

We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the current net asset value per share of the common stock if our board of directors determines that such sale is in our best interests and the best interests of our stockholders, and, in certain instances, our stockholders approve such sale. Any such sale would be dilutive to existing stockholders. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our board of directors, closely approximates the market value of such securities (less any commission or discount). If our common stock trades at a discount to net asset value, this restriction could adversely affect our ability to raise capital.

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

Borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities. We currently borrow under our

Investment Facility and in the future may borrow or issue senior debt securities. Our current and future debt securities are and may be governed by an indenture or other instrument containing covenants restricting our operating flexibility. We, and indirectly our stockholders, bear the cost of issuing and servicing such securities. Any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock. Our lenders have fixed dollar claims on our consolidated assets that are superior to the claims of our common stockholders or any preferred stockholders. If the value of our consolidated assets increases, then leveraging would cause the net asset value to increase more sharply than it would have had we not leveraged. Conversely, if the value of our consolidated assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our consolidated income in excess of consolidated interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our consolidated income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common stock dividend payments. Leverage is generally considered a speculative investment technique.

We may be exposed to risks associated with changes in interest rates.

General interest rate fluctuations may have a negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on investment objectives and our rate of return on invested capital. Because we may borrow money to make investments, our net investment income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. As of December 31, 2009, approximately 16% of the investments at fair value in our portfolio were at fixed rates, while approximately 84% were at variable rates. Trading prices for debt that pays a fixed rate of return tend to fall as interest rates rise. Trading prices tend to fluctuate more for fixed-rate securities that have longer maturities. Although we have no policy governing the maturities of our investments, under current market conditions we expect that we will invest in a portfolio of debt generally having maturities of three to seven years, but may have longer maturities. This means that, to the extent we fund longer term fixed rate investments with shorter term floating rate borrowings, we will be subject to greater risk (other things being equal) than a fund invested solely in shorter term securities. A decline in the prices of the debt we own could adversely affect the trading price of our shares.

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

We may in the future determine to fund a portion of our investments with preferred stock, which would magnify the potential for gain or loss and the risks of investing in us in the same way as our borrowings.

Because preferred stock is another form of leverage and the dividends on any preferred stock we issue must be cumulative, preferred stock has the same risks to our common stockholders as borrowings. Payment of such dividends and repayment of the liquidation preference of such preferred stock must take preference over any dividends or other payments to our common stockholders, and preferred stockholders are not subject to any of our expenses or losses and are not entitled to participate in any income or appreciation in excess of their stated preference.

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

Our principal investment strategy is to invest in subordinated or mezzanine securities, which may be junior to other debts incurred by the portfolio companies. As a result, the holders of such debt may be entitled to payments of principal or interest prior to us, preventing us from obtaining the full value of our investment in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

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

We reported a material weakness in our internal control over financial reporting, which resulted in material misstatements in the Financial Statements that required us to restate certain of our historical Financial Statements. If we fail to improve our internal control over financial reporting, we may not be able to accurately report our financial results, which could have a material adverse effect on our operations, investor confidence in our reported financial information and the trading price of our securities.

Our Board of Directors, and the members of our Audit Committee, upon management’s recommendation, has determined to restate certain of our historical Financial Statements. Our management concluded that the accounting errors that necessitated the restatement resulted from a control deficiency in our internal control over financial reporting constituting a material weakness. Specifically, our management concluded that we did not maintain effective controls over the determination and provision for income taxes. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 9A. Controls and Procedures.”

Management’s assessment of our internal control over financial reporting as of December 31, 2008 identified a material weakness in our internal control over financial reporting. As described in “Item 9A. Controls and Procedures — Management’s Report on Internal Control Over Financial Reporting,” while the Company has taken steps to remediate the previously disclosed material weakness, the material weakness existed throughout the quarterly periods of 2009, and at December 31, 2009, the Company had not yet completed its assessment as to whether the material weakness had been fully remediated. The Company anticipates that it will complete its testing of the additional internal control processes designed to remediate the previously disclosed material weakness in 2010. Until it is fully remediated, this material weakness could lead to errors in our reported financial results and could have a material adverse effect on our operations, investor confidence in our reported financial information and the trading price of our securities.

Further, we cannot assure you that additional significant deficiencies or material weaknesses in our internal control over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional significant deficiencies or material weaknesses, and cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder. The existence of a material weakness could result in errors in our financial statements that could result in a restatement of financial statements, cause us to fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.

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

We will pay our Manager a quarterly base management fee based on the value of our total assets (including assets acquired with borrowed funds). Accordingly, our Manager has an enhanced economic incentive to increase our leverage, including through the issuance of debt securities, convertible securities and preferred stock. If our leverage is increased, we will be exposed to increased risk of loss, bear the increased cost of issuing and servicing such senior securities, and will be subject to any additional covenant restrictions imposed in an indenture or by the applicable lender, which could negatively affect our business and results of operation.

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

Regulations governing our operation as a BDC affect our ability to, and the way in which, we raise additional capital.

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

We generally cannot issue and sell our common stock at a price below net asset value per share. However, we may sell our common stock, or warrants, options or rights to acquire our common stock, at prices below the current net asset value of the common stock (i) in connection with a rights offering to our existing stockholders, (ii) if our Board of Directors determines that such sale is in the best interests of our company and its stockholders, and our stockholders approve such sale or (iii) under such circumstances as the SEC may permit. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board of Directors, closely approximates the market value of such securities (less any distributing commission or discount). If our common stock trades at a discount to net asset value, this restriction could adversely affect our ability to raise capital.

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

Item 3. Legal Proceedings.

On September 4, 2009, NGP Capital Resources Company and NGPC Asset Holdings, L.P. filed suit against Medallion Exploration, doing business as Medallion Exploration Corporation (“Medallion”), in the United States District Court for the Southern District of Texas, Houston Division. In this action, NGP Capital Resources Company and NGPC Asset Holdings, L.P. allege that Medallion has breached a guaranty of promissory notes that it made to NGPC Capital Resources Company, as lender, and NGPC Asset Holdings, L.P., as administrative agent, under a promissory note to Formidable, LLC, as borrower. Formidable, LLC defaulted on its obligations in May 2008, and Medallion has not satisfied any of its obligations under the limited guaranty. Following unsuccessful settlement discussions, NGP Capital Resources Company filed a Motion for Partial Summary Judgment against Medallion, seeking approximately $5.6 million. On March 12, 2010, an Agreed Judgment in the amount of $5.5 million, plus cost and post judgment interest, was entered in favor of NGP Capital Resources Company and against Medallion. The Agreed Judgment has resolved this claim.

Item 4. (Removed and Reserved).

PART II.

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

Our common stock is traded on the NASDAQ Global Select Market under the symbol “NGPC”. On March 29, 2010, there were approximately 11,643 record holders and beneficial owners (held in street name) of our common stock, according to our transfer agent. The following table sets forth the range of high and low sales prices of our common stock as reported on the NASDAQ Stock Market and our dividends declared for the periods indicated.

	NAV(1)(3)	Price Range		Ratio of High Sales Price to NAV	Ratio of Low Sales Price to NAV	Cash Dividend per Share(2)
		High	Low
Fiscal 2009
Fourth quarter	$11.10	$8.78	$6.50	79%	59%	$0.17
Third quarter	11.38	7.94	5.30	70%	47%	0.15
Second quarter	10.85	8.54	4.80	79%	44%	0.12
First quarter	11.09	10.19	4.00	92%	36%	0.20
Fiscal 2008
Fourth quarter	12.15	15.05	7.00	124%	58%	0.41
Third quarter	14.25	17.95	11.55	126%	81%	0.40
Second quarter	13.95	17.22	15.40	123%	110%	0.40
First quarter	13.88	17.97	14.75	129%	106%	0.40

(1)	Net asset value per share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high and low closing sales prices. The net values per share shown are based on outstanding shares at the end of each period.
(2)	Represents the dividend declared in the specified quarter.
(3)	All quarters are as restated, except for the fourth quarter of 2009. Refer to Note 18, Selected Quarterly Financial Data, in Notes to Consolidated Financial Statements.

Since the first full quarter following our IPO, we have distributed, and currently intend to continue to distribute in the form of dividends, a minimum of 90% of our investment company taxable income on a quarterly basis to our stockholders. We may retain long-term capital gains and treat them as deemed distributions for tax purposes. The timing and characterization of certain income and capital gains distributions are determined annually in accordance with federal tax regulations which may differ from GAAP. These differences primarily relate to items recognized as income for financial statement purposes and realized gains for tax purposes. As a result, net investment income and net realized gain (loss) on investment transaction for a reporting period may differ significantly from distributions during such period. Accordingly, the Company may periodically make reclassifications among certain of its capital accounts without impacting the net asset value of the Company. We report the estimated tax characteristics of each dividend when declared, while the actual tax characteristics of dividends are reported annually to each stockholder on Form 1099-DIV, prepared by our stock transfer agent. Qualified dividend income is generally taxed to stockholders at the rates that apply to net capital gains. There is no assurance that we will achieve investment results or maintain a tax status that will permit any specified level of cash distributions or year-to-year increases in cash distributions. We have not purchased any of our shares of common stock, nor have we sold any equity securities.

All of our taxable dividends declared for the year ended December 31, 2009 were classified as non-qualifying dividends and were characterized for income tax purposes as follows:

Payment Date	Ordinary Income	Capital Gains	Return of Capital	Total
04/10/09	47.12%	6.92%	45.96%	100.00%
07/10/09	0.00%	6.92%	93.08%	100.00%
10/09/09	0.00%	6.92%	93.08%	100.00%
01/07/10	0.00%	6.92%	93.08%	100.00%

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

The following line graph compares the cumulative total return* on an investment in our common stock against the cumulative total return of the NASDAQ U.S. Stock Market Total Return Index and an index of peer companies (selected by us) for the period beginning June 30, 2004 and ending December 31, 2009 (we began trading on November 11, 2004). The peer group consists of the following fourteen business development companies: Allied Capital Corporation, American Capital, Ltd., Apollo Investment Corporation, Ares Capital Corporation, Gladstone Capital Corporation, Hercules Technology Growth Capital, Inc., Kayne Anderson Energy Development Company, Kohlberg Capital Corporation, Main Street Capital Corporation, MCG Capital Corporation, PennantPark Investment Corporation, Prospect Capital Corporation, TICC Capital Corporation and Triangle Capital Corporation.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
on November 10, 2004 December 2009

This Performance Graph and the related textual information are based on historical data and are not necessarily indicative of future performance.

*	Assumes that an investment in our common stock and each index was $100 on 11/10/2004. “Cumulative total return” is based on share price appreciation plus reinvestment of dividends.

CUMULATIVE TOTAL RETURN SUMMARY

		2004	2005	2006	2007	2008	2009
NGP Capital Resources Company (NGPC)	Return %		(10.46)	35.72	1.95	(39.44)	6.97
	Cum $	100.00	89.54	121.52	123.89	75.02	80.26
NASDAQ Stock Market (US Companies)	Return %		2.13	9.84	8.45	(51.80)	43.76
	Cum $	100.00	102.13	112.18	121.67	58.64	84.30
New Peer Group Only	Return %		22.24	23.40	(20.23)	(68.46)	44.59
	Cum $	100.00	122.24	150.84	120.33	37.95	54.87
New Peer Group + NGPC	Return %		22.24	23.60	(19.89)	(68.00)	43.37
	Cum $	100.00	122.24	151.09	121.04	38.73	55.53
Old Peer Group Only	Return %		17.81	31.63	(22.92)	(71.31)	45.54
	Cum $	100.00	117.81	155.08	119.54	34.29	49.91
Old Peer Group + NGPC	Return %		17.81	31.70	(22.50)	(70.75)	44.01
	Cum $	100.00	117.81	155.15	120.24	35.17	50.64

NOTE:	Data complete through last fiscal year.
NOTE:	Corporate Performance Graph with peer group uses peer group only performance (excludes only company).
NOTE:	Peer group indices use beginning of period market capitalization weighting.
NOTE:	Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980 – 2010
NOTE:	Index Data: Calculated (or Derived) based from CRSP NASDAQ Stock Market (US Companies), Center for Research in Security Prices (CRSP®), Booth School of Business, The University of Chicago. Copyright 2010. Used with permission. All rights reserved.

Old Peer Group	Ticker	New Peer Group	Ticker
Allied Capital Corp	NYSE: ALD	Allied Capital Corp	NYSE: ALD
American Capital, LTD	NasdaqGS: ACAS	American Capital, LTD	NasdaqGS: ACAS
Apollo Investment Corp	NasdaqGS: AINV	Apollo Investment Corp	NasdaqGS: AINV
Ares Capital Corp	NasdaqGS: ARCC	Ares Capital Corp	NasdaqGS: ARCC
Gladstone Capital Corp	NasdaqGS: GLAD	Gladstone Capital Corp	NasdaqGS: GLAD
Hercules Technology Growth Capital, Inc.	NasdaqGS: HTGC	Hercules Technology Growth Capital, Inc.	NasdaqGS: HTGC
Kayne Anderson Energy Development Co	NYSE: KED	Kayne Anderson Energy Development Co	NYSE: KED
Kohlberg Capital Corp	NasdaqGS: KCAP	Kohlberg Capital Corp	NasdaqGS: KCAP
Main Street Capital Corp	NasdaqGS: MAIN	Main Street Capital Corp	NasdaqGS: MAIN
MCG Capital Corp	NasdaqGS: MCGC	MCG Capital Corp	NasdaqGS: MCGC
Patriot Capital Funding, Inc.	NasdaqGS: PCAP
PennantPark Investment Corp	NasdaqGS: PNNT	PennantPark Investment Corp	NasdaqGS: PNNT
Prospect Capital Corp	NasdaqGS: PSEC	Prospect Capital Corp	NasdaqGS: PSEC
TICC Capital Corp	NasdaqGS: TICC	TICC Capital Corp	NasdaqGS: TICC
Triangle Capital Corp	NasdaqGS: TCAP	Triangle Capital Corp	NasdaqGS: TCAP

The New Peer Group was selected in good faith by the Company and contains fourteen business development companies believed by the Company to be of similar size and have similar investment objectives to those of the Company. The change in Peer Group from 2008 is the omission of Patriot Capital Funding, Inc. as it merged on December 2, 2009 with and into Prospect Capital Corporation. Prospect Capital Corporation is included in the Company’s 2008 and 2009 Peer Groups.

Item 6. Selected Financial Data.

The following table sets forth our selected historical financial and operating data, as of and for the dates and period indicated. The selected historical financial data are derived from our audited financial statements and includes restated financial information for 2008 and 2007 (see Note 2, Restatement of Consolidated Financial Statements, in Notes to Consolidated Financial Statements). The following consolidated financial information should be read in conjunction with our financial statements and notes thereto and together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED SELECTED FINANCIAL DATA

	Year Ended December 31, 2009	Year Ended December 31, 2008 As Restated	Year Ended December 31, 2007 As Restated	Year Ended December 31, 2006	Year Ended December 31, 2005
Total investment income	$24,519,867	$37,460,916	$37,499,360	$27,517,093	$17,306,794
Total operating expenses	14,600,221	18,814,380	18,236,903	10,970,889	6,898,885
Net investment income before income taxes	9,919,646	18,646,536	19,262,457	16,546,204	10,407,909
Net realized capital gain (loss) on portfolio securities, corporate notes and commodity derivative instruments	(14,218,454)	14,733,647	6,580,786	(245,859)	1,338,351
Net increase (decrease) in unrealized appreciation (depreciation) on portfolio securities, corporate notes and commodity derivative instruments	(4,500,849)	(46,408,860)	2,237,367	(1,299,127)	(394,933)
Net increase (decrease) in stockholders' equity (net assets) resulting from operations	$(8,819,004)	$(13,418,872)	$28,024,421	$15,001,218	$11,351,327
Per Share Data
Net investment income	$0.46	$0.84	$1.10	$0.95	$0.60
Net realized and unrealized gain (loss) on portfolio securities, corporate notes and commodity derivative instruments	$(0.87)	$(1.44)	$0.52	$(0.09)	$0.05
Net increase (decrease) in stockholders' equity (net assets) resulting from operations	$(0.41)	$(0.60)	$1.62	$0.86	$0.65
Dividends declared	$(0.64)	$(1.61)	$(1.44)	$(0.92)	$(0.66)
Net asset value per share	$11.10	$12.15	$14.14	$13.96	$14.02
Balance Sheet Data
Total assets	$316,931,309	$398,994,441	$478,276,626	$345,597,660	$249,490,266
Long-term debt	$67,500,000	$45,000,000	$216,000,000	$100,000,000	$—
Total stockholders' equity (net assets)	$240,175,548	$262,836,601	$247,415,942	$243,258,256	$243,898,485

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the notes thereto contained elsewhere in this report.

Restatement of Consolidated Financial Statements

On March 15, 2010, our Board of Directors and the members of the Audit Committee of our Board of Directors concluded that we should restate our Financial Statements for the years ended December 31, 2007 and December 31, 2008, and the unaudited selected quarterly financial data for each of the quarters in 2007 and 2008 and the first three quarters in 2009. In light of the restatement of the Financial Statements, and each of the quarters in 2007, 2008 and the first three quarters in 2009, readers should no longer rely on those previously issued Financial Statements (and the unaudited selected financial data for each of the quarters in 2007 and 2008 and the first three quarters of 2009) and the related information contained in such previously filed reports.

The determination to restate the Financial Statements was made in connection with management’s assessment of accounting errors it discovered as part of a process to remediate a material weakness in internal controls previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and the Company’s Quarterly Reports on Form 10-Q in 2009. While the Company has taken steps to remediate the previously disclosed material weakness, the material weakness existed throughout the quarterly periods of 2009, and at December 31, 2009, the Company had not yet completed its assessment as to whether the material weakness had been fully remediated. The Company anticipates that it will complete its testing of the additional internal control processes designed to remediate the previously disclosed material weakness in 2010.

The errors and consequent restatements described below principally involved non-cash accounting entries related to net deferred tax assets and liabilities that typically arise as a result of timing differences in tax and GAAP (book) accounting. Taxable Net Investment Income, which is the primary determinant of the Company’s distributable income, has not been affected in any period by these restatements.

The Company’s assessment of certain identified accounting errors results in the following adjustments to previously reported periods:

1.	In 2007, the Company failed to record deferred tax liabilities with respect to approximately $8.15 million in unrealized appreciation on an investment and also with respect to $0.34 million of income related to its investments in partnerships. Principally as a result of this matter, the 2007 restatement includes the following changes to the company’s balance sheet at December 31, 2007: an increase in Net Deferred Tax Liabilities of approximately $2.89 million, an increase in Current Taxes Receivable of approximately $0.05 million, and a decrease in Total Stockholders’ Equity (Net Assets) of approximately $2.84 million (or $0.16 per common share). Changes to the Company’s Statement of Operations for the year ended December 31, 2007 include an increase to the Provision for Income Taxes of approximately $2.84 million and a reduction of the Net Increase in Stockholders’ Equity (Net Assets) Resulting from Operations of approximately $2.84 million (or $0.16 per common share).

As a result of these changes, ratios for 2007 are affected as follows: Net Asset Value Return decreased from 11.97% to 10.72%; Total Operating Expenses/Average Net Assets decreased from 7.44% to 7.43%; Total Operating Expenses Less Management and Incentive Fees and Interest Expense/Average Net Assets decreased from 1.65% to 1.61%; Total Operating Expenses Less Management and Incentive Fees/Average Net Assets decreased from 4.65% to 4.62%; Net Investment Income/Average Net Assets increased from 7.76% to 7.83%; and Net Increase (Decrease) in Net Assets Resulting From Operations/Average Net Assets decreased from 12.51% to 11.42%.

2.	In 2008, the Company realized a $13.29 million pre-tax gain on this same investment (as compared to the $8.15 million of unrealized appreciation previously recorded in 2007). The reversal of the previously unrecorded deferred tax liability in 2008 resulted in the incorrect recording of a net deferred tax asset of $3.8 million at year end 2008. Principally as a result of this matter, the 2008 restatement includes the following changes to the Company’s balance sheet at December 31, 2008: a reduction in Net Deferred Tax Assets of approximately $3.18 million, an increase in Current Taxes Receivable of approximately $0.19 million, and a decrease in Total Stockholders’ Equity (Net Assets) of approximately $2.99 million (or $0.14 per common share). Changes to the Company’s Statement of Operations for the year ended December 31, 2008 include an increase in the Net Decrease in Stockholders’ Equity (Net Assets) Resulting from Operations by approximately $0.14 million (or $0.01 per common share).

As a result of these changes, ratios for 2008 are affected as follows: Net Asset Value Return decreased from (2.78%) to (2.80%); Total Operating Expenses/Average Net Assets increased from 7.29% to 7.37%; Total Operating Expenses Less Management and Incentive Fees and Interest Expense/Average Net Assets increased from 1.77% to 1.79%; Total Operating Expenses Less Management and Incentive Fees/Average Net Assets increased from 4.35% to 4.40%; Net Investment Income/Average Net Assets decreased from 9.14% to 7.16%; and Net Increase (Decrease) in Net Assets Resulting From Operations/Average Net Assets decreased from (5.15%) to (5.26%).

In addition, our Consolidated Statements of Cash Flows for the years ended December 31, 2007 and December 31, 2008 have been adjusted to account for the restatement items listed above. While this does change certain balances within the Net Cash Provided by (used in) Operating Activities, the totals are not affected and the overall cash flow from operations is unchanged.

For a discussion of the significant restatement adjustments and the background leading to the adjustments, see Note 2, Restatement of Consolidated Financial Statements, in Notes to Consolidated Financial Statements. All amounts in this Annual Report on Form 10-K affected by the restatement adjustments reflect such amounts as restated. For this reason the data set forth in this section may not be comparable to discussions and data in our previously filed Annual Reports on Form 10-K.

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

•	uncertainties associated with the timing of transaction closings;
•	changes in the prospects of our portfolio companies;
•	changes in interest rates;
•	changes in regional, national or international economic conditions and their impact on the industries in which we invest; continued disruption of credit and capital markets;
•	the future operating results of our portfolio companies and their ability to achieve their objectives;
•	changes in the conditions of the industries in which we invest;
•	the adequacy of our cash resources and working capital;
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	the ability of our Manager to locate suitable investments for us and to monitor and administer the investments; and
•	other factors enumerated in our filings with the Securities and Exchange Commission.

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

Overview

We are a financial services company created to invest primarily in debt securities of small and mid-size private energy companies. We have elected to be regulated as a BDC under the 1940 Act and, as such, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” which include securities of private U.S. companies, U.S. companies whose securities are listed on a national securities exchange but whose market capitalization is less than $250 million, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, for federal income tax purposes we operate so as to be treated as a RIC under the Code. Pursuant to these elections, we generally will not have to pay corporate-level taxes on any income and capital gains we distribute to our stockholders. The Company has several direct and indirect subsidiaries that are single member limited liability companies and wholly-owned limited partnerships established to hold certain portfolio investments or provide services to the Company in accordance with specific rules prescribed for a company operating as a RIC. The Company consolidates the results of its subsidiaries for financial reporting purposes. The Company does not consolidate the financial results of its portfolio companies.

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

Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to energy companies, the level of acquisition and divestiture activity for such companies, the level and volatility of energy commodity prices, the general economic environment and the competitive environment for the types of investments we make, and our own ability to raise capital, both through issuance of debt and equity securities, to fund our investments. We believe that the recent dislocation in the credit markets and decline in energy commodity prices should favorably impact the competitive environment, in that it is reducing the debt capital available to energy companies from other sources. Though the same macro economic factors also make our access to new debt and equity capital less certain, in October 2009 we extended the maturity of our Investment Facility to August 2012. While we currently have capital available to invest, it is not unlimited. We remain committed to our underwriting and investment disciplines in selectively investing in appropriate risk-reward opportunities within the energy sector.

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

Cash and Cash Equivalents

Cash and cash equivalents include short-term, liquid investments with an original maturity of three months or less in accounts such as demand deposit accounts, money market accounts, certain overnight investment sweep accounts and money market fund accounts. Cash and cash equivalents are carried at cost, which approximates fair value.

Prepaid Assets

Prepaid assets consist of premiums paid for directors’ and officers’ insurance and fidelity bonds with policy terms of one year, fees associated with the establishment of policy or credit facility and registration expenses related to the Company’s shelf filing. Such premiums and fees are amortized monthly on a straight line basis over the term of the policy or credit facility. Registration expenses, if any, are deferred and will be charged as a reduction of capital upon the sale of shares.

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

The methodologies for determining enterprise valuations include estimates based on: valuations of comparable public companies, recent sales of comparable companies, the value of recent investments in the equity securities of a portfolio company and also on the methodologies used for asset valuations described above. The investment team of the Manager considers some or all of the above valuation methods to determine the estimated enterprise value of a portfolio company.

The methodologies for determining estimated current market values of comparable securities include estimates based on: recent initial offerings of comparable securities of public and private companies; recent secondary market sales of comparable securities of public and private companies; current market implied interest rates for comparable securities in general; and current market implied interest rates for non-comparable securities in general, with adjustments for such elements as size of issue, tenor, and liquidity. The investment team of the Manager considers some or all of the above valuation methods to determine the estimated current market value of a comparable security.

Debt Securities:  The Company records its investments in non-convertible debt securities at fair value which generally approximates cost plus amortized original issue discount, or OID, to the extent that the estimated asset or enterprise value of the portfolio company exceeds the outstanding debt of the portfolio company, subject to comparison to the estimated current market values of comparable securities. The Company records its investments in convertible debt securities at fair value which generally approximates the higher of: 1) cost plus amortized OID, to the extent that the estimated asset or enterprise value of the portfolio company equals or exceeds the outstanding debt of the portfolio company; and 2) the Company’s pro rata share, upon conversion, of the residual equity value of the portfolio company available after deducting all outstanding debt from its estimated enterprise value, both subject to comparison to the estimated current market values of comparable securities. If the estimated asset or enterprise value is less than the sum of the value of the Company’s debt investment and all other debt securities of the portfolio company pari passu or senior to the Company’s debt investment, the Company reduces the value of the debt investment beginning with the junior-most debt investment such that the asset or enterprise value less the value of the outstanding pari passu or senior debt is zero, subject to comparison to the estimated current market values of comparable securities. Investments in debt securities for which market quotations are readily available are recorded in the financial statements at such market quotations as of the valuation date adjusted for appropriate liquidity discounts, if applicable.

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

Securities Transactions, Interest and Dividend Income Recognition

All securities transactions are accounted for on a trade-date basis. Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected. Premiums and discounts are accreted into interest income using the effective interest method. Detachable warrants, other equity securities or property-based participation rights such as overriding royalty interests obtained in conjunction with the acquisition of debt securities are recorded separately from the debt securities at their initial fair value, with a corresponding amount recorded as a discount to the associated debt security. Income from overriding royalty interests is recognized as received and the recorded assets are amortized using the units of production method. The portion of the loan origination fees paid that represent additional yield or discount on a loan are deferred and accreted into interest income over the life of the loan using the effective interest method. Upon the prepayment of a loan or debt security, any unamortized loan origination fees are recorded as interest income and any unamortized premium or discount is recorded as a realized gain or loss. Market premiums or discounts on acquired loans or fixed income investments are accreted into interest income using the effective interest method. Dividend income is recognized on the ex-dividend date. Accruing interest or dividends on investments is deferred when it is determined that the interest or dividend is not collectible. Collectability of the interest and dividends is assessed, based on many factors including the portfolio company’s ability to service its loan based on current and projected cash flows as well as the current valuation of the portfolio company’s assets.

Payment-in-Kind Interest and Dividends

The Company may have investments in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK interest or dividends, computed at the contractual rate specified in each investment agreement, are added to the principal balance of the investment and recorded as interest or dividend income. For investments with PIK interest or dividends, the Company bases income accruals on the principal balance including any PIK. If the portfolio company’s asset valuation is not sufficient to cover the contractual interest, the Company will not accrue interest income or dividend income on the investment. To maintain the Company’s RIC status, this non-cash source of income must be paid out to stockholders in the form of dividends, even though the Company has not yet collected the cash. PIK interest income totaled $4.3 million net of a $0.8 million reserve in 2009, $2.3 million net of a $0.2 million reserve in 2008 and $4.5 million net of a $0.3 million reserve in 2007. There was no PIK dividend income recorded in 2009. There was no PIK dividend income recorded in 2008 after reserving the entire $0.3 million; and there was $0.2 million after reserving $0.1 million in 2007.

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

Fee Income Recognition

Fees primarily include financial advisory, transaction structuring, loan administration, commitment and prepayment fees. Financial advisory fees represent amounts received for providing advice and analysis to companies and are recognized as earned when such services are performed, provided collection is probable. Transaction structuring fees represent amounts received for structuring, financing and executing transactions and are generally payable only if the transaction closes. Such fees are deferred and accreted into interest income over the life of the loan using the effective interest method. Commitment fees represent amounts received for committed funding and are generally payable whether or not the transaction closes. On transactions that close within the commitment period, commitment fees are deferred and accreted into interest income over the life of the loan using the effective interest method. Commitment fees on transactions that do not close are generally recognized over the period the commitment is outstanding. Prepayment and loan administration fees are recognized as they are received. For the years ended December 31, 2009, 2008 and 2007, the Company accreted approximately $1.7 million, $1.5 million and $3.0 million, respectively, of fee income into interest income.

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

Portfolio and Investment Activity

From commencement of investment operations in November 2004 through December 31, 2009, we have invested $672.1 million in twenty-eight portfolio companies, all energy-related, and received principal repayments, realizations and settlements of $429.4 million. During 2009, we funded investments of $58.5 million to existing portfolio companies, including a new investment of $15.0 million to ATP Oil & Gas Corporation. We received principal repayments, realizations and settlements of $111.8 million in 2009. At December 31, 2009, our targeted investment portfolio consisted of sixteen portfolio companies totaling $242.7 million. During 2008, we added investments of $62.8 million in five new portfolio companies and we funded $50.3 million to existing portfolio companies, for a total of $113.1 million. We received principal repayments, realizations and settlements of $96.2 million in 2008.

The table below shows our investment portfolio by type as of December 31, 2009. Yields on investments are computed using interest rates as of the balance sheet date and include amortization of loan discount points, original issue discount and market premium or discount, royalty interest income, net profits income and other similar investment income, weighted by their respective costs when averaged. The yield on income from derivatives is computed using estimated 2009 fair value derivative income, net of 2009 expired options costs.

	Weighted Average Yields	Percentage of Portfolio
Senior secured term loans	9.63%	44.0%
Participating convertible preferred stock	0.00%	0.2%
Member and partnership units	0.00%	6.0%
Limited term royalty interest	(17.84)%	6.7%
Net profits interest and other	10.34%	5.1%
Subtotal targeted investments	5.38%	62.0%
Corporate notes	5.82%	2.9%
Commodity derivative instruments	162.79%	0.0%
Cash and cash equivalents	0.62%	35.1%
Total Portfolio	3.98%	100.0%

Results of Operations

Results comparisons are for the years ended December 31, 2009, 2008 and 2007.

Investment Income

For the years ended December 31, 2009, 2008 and 2007, investment income totaled $24.5 million, $37.5 million and $37.5 million, respectively. The 2009 $13.0 million decrease from 2008 resulted primarily from lower portfolio loan balances, a higher portion of the loan portfolio on non-accrual or non-income producing status, lower royalty income net of amortization, and lower interest income from investments in U.S. Treasury Bills, offset by increases in commodity derivative income. Increased income from portfolio investments in 2008 compared to 2007 was offset by decreases in income from investments in U.S. Treasury Bills and cash and cash equivalents caused by declining market rates.

Our total targeted portfolio balance, on a cost basis, decreased from $294.4 million on December 31, 2008 to $242.2 million on December 31, 2009, and the balance of non-accruing and non-income producing investments increased from approximately $80.4 million to approximately $104.9 million during the same period, also on a cost basis. Three investments totaling $62.6 million on a cost basis (Formidable, LLC (“Formidable”), $38.8 million; Alden Resources, LLC (“Alden”) Tranche B, $19.5 million; and Chroma Exploration & Production, Inc., $4.3 million) are currently on non-accrual status. Investments totaling $42.3 million on a cost basis are non-income producing and include equity investments in TierraMar Energy LP preferred units, DeanLake Operator, LLC preferred units, Resaca Exploitation, Inc. (“Resaca”) common stock, Alden Class E units and warrants and units associated with our investment in BioEnergy. Although LIBOR rates remained low in 2009, as in 2008, they had minimal effect on our targeted investment income because of LIBOR floors established for new clients and certain other existing clients during 2008 and 2009. Reserves against investment income for the year ended December 31, 2009 totaled approximately $0.8 million compared to $3.5 million for the year ended December 31, 2008.

The weighted average yield on targeted portfolio investments, exclusive of capital gains or losses, was 5.38% at December 31, 2009. The weighted average yield on investments in our corporate notes was 5.82%, and on investments in cash and cash equivalents was 0.62% as of December 31, 2009. The weighted average yield on our total capital invested at December 31, 2009 was 3.98%.

The weighted average yield on targeted portfolio investments was 9.1% at December 31, 2008. The weighted average yield on investments in corporate notes was 5.8% and on investments in cash and cash equivalents was 0.5% as of December 31, 2008. The weighted average yield on our total capital invested at December 31, 2008 was 8.0%.

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

Operating Expenses

The table below summarizes the components of our operating expenses:

Operating Expenses (In Millions)	For the Years Ended			Changes
	12/31/2009	12/31/2008 As Restated	12/31/2007 As Restated	2009 vs. 2008	2008 vs. 2007
Investment advisory, management & incentive fees	$6.4	$7.6	$6.9	$(1.2)	$0.7
Insurance expenses, professional fees, directors fees & other G&A *	5.3	4.6	3.9	0.7	0.7
Interest & credit facility fees	2.9	6.6	7.4	(3.7)	(0.8)
Total operating expenses	$14.6	$18.8	$18.2	$(4.2)	$0.6

*	Other G&A includes allocated share of employee, facilities & shareholder services costs and marketing

Compared to 2008, the decrease in 2009 operating expenses was largely the result of decreased investment advisory and management fees due to lower average total assets, increased professional fees and general and administrative expenses offset by decreased interest expense resulting from lower levels of borrowings under the Credit Facilities.

Compared to 2007, the increase in 2008 operating expenses was largely the result of increased investment advisory and management fees due to higher average total assets, increased insurance and general and administrative expenses offset by lower incentive fees and decreased interest expense. Interest expense was lower in 2008 due to lower levels of borrowings under the Credit Facilities. Insurance expense was higher due to an increased level of coverage.

As a result of the accounting errors that necessitated the restatement of our Financial Statements, between 2007 and 2009, the Company overpaid the Manager's management and incentive fees by approximately $34,600. The Company overpaid the base management fee to the Manager in 2008 and 2009 by approximately $33,400. These errors resulted principally from the incorrect reporting of Total Assets and Net Assets. In 2007, the Company underpaid the Manager’s investment income incentive fee by approximately $13,500 and overpaid the capital gains incentive fee by approximately $14,700. The approximate $34,600 net overpayment to the Manager was settled in the first quarter of 2010.

Net Investment Income

For the years ended December 31, 2009 and 2008, net investment income before income taxes was $9.9 million and $18.6 million, respectively. The 46.8% decrease was primarily due to decreased investment income resulting from lower overall portfolio loan balances and higher balances of non-accruing and non-income producing investments, partially offset by decreased operating expenses. An income tax provision of $0.02 million in 2009 resulted in $9.9 million after tax net investment income, a 45.8% decrease compared to $18.3 million after tax net investment income in 2008.

For the years ended December 31, 2008 and 2007, net investment income before income taxes was $18.6 million and $19.3 million, respectively. The 3.2% decrease was primarily due to relatively flat investment income growth resulting from growth of non-accruing investments in 2008 offset by increased operating expenses. An income tax provision of $0.4 million in 2008 resulted in $18.3 million after tax net investment income, a 4.9% decrease compared to $19.2 million after tax net investment income in 2007.

Unrealized Appreciation or Depreciation on Investments

The table below summarizes the components of our unrealized appreciation or depreciation on investments before income taxes for the years ended December 31, 2009, 2008 and 2007:

Unrealized Appreciation/(Depreciation) (In Millions)	For the Years Ended			Changes
	12/31/2009	12/31/2008 As Restated	12/31/2007 As Restated	2009 vs. 2008	2008 vs. 2007
Investments in targeted portfolio	$(1.0)	$(56.5)	$5.1	$55.5	$(61.6)
Investments in corporate bonds	2.8	(2.5)	(0.1)	5.3	(2.4)
Investments in commodity derivative instruments	(7.4)	7.4	—	(14.8)	7.4
Total unrealized appreciation/(depreciation)	$(5.6)	$(51.6)	$5.0	$46.0	$(56.6)

For the year ended December 31, 2009, net unrealized depreciation before income taxes was $5.6 million, compared to net unrealized depreciation of $51.6 million for the year ended December 31, 2008. The $46.0 million decrease in unrealized depreciation from 2008 was attributable to unrealized depreciation on our portfolio securities of $55.5 million less than in 2008, unrealized appreciation on our corporate notes that was $5.3 million more than in 2008, and unrealized depreciation of commodity derivative instruments of $14.8 million.

For the year ended December 31, 2008, net unrealized depreciation before income taxes was $51.6 million, compared to net unrealized appreciation of $5.0 million for the year ended December 31, 2007. The $56.6 million decrease from 2007 was attributable to an unrealized depreciation on our portfolio securities of $61.6 million more than in 2007, unrealized depreciation on our corporate notes that was $2.4 million more than in 2007, and unrealized appreciation of commodity derivative instruments of $7.4 million.

Net Realized Gains and Losses

For the year ended December 31, 2009, we realized net capital losses before income taxes of $14.3 million, consisting of a $14.8 million loss from the write-off of our investment in Nighthawk and a $0.5 million loss resulting from expenses related to our investment in Rubicon Energy Partners, LLC. These losses were partially offset with gains of $0.4 million on the exercise of our BSR Loco Bayou, LLC warrants, a $0.3 million gain on the sale of our Venoco, Inc., bonds and a $0.3 million gain on the sale of our overriding royalty interests associated with our investment in Crossroads Energy, LP.

For the year ended December 31, 2008, we realized net capital gains before income taxes of $19.3 million, consisting of a $6.0 million gain from the sale of overriding royalty interests and common stock associated with our Resaca Exploitation investment and from a $13.3 million gain from the sale of the underlying assets associated with our investment in Rubicon Energy, LLC units. Because our investment in Rubicon Energy, LLC units was held by a taxable consolidated subsidiary, we accrued a $4.5 million estimated tax provision associated with the gain on the sale of those underlying Rubicon assets, resulting in realized net capital gains after income taxes of $14.7 million.

For the year ended December 31, 2007, we realized net capital gains before income taxes of $6.7 million, consisting of a $5.1 million gain from the sale of warrants and LP units associated with our Piceance Basin investment, a $1.6 million gain from the sale of overriding royalty interests associated with our Chroma investment, a $0.4 million gain from the sale of overriding royalty interests associated with our Sonoran investment, and a $0.4 million loss from the sale of $6.0 million in corporate notes.

Net Increase and Decrease in Stockholders’ Equity from Operations

For the year ended December 31, 2009, we had a net decrease in stockholders’ equity (net assets) resulting from operations of $8.8 million, or a decrease of $0.41 per share, compared to a net decrease in stockholders’ equity (net assets) of $13.4 million, or a decrease of $0.62 per share for the year ended December 31, 2008.

For the year ended December 31, 2008, as restated, we had a net decrease in stockholders’ equity (net assets) resulting from operations of $13.4 million, or a decrease of $0.62 per share, compared to a net increase in stockholders’ equity (net assets) of $28.0 million, or an increase of $1.60 per share for the year ended December 31, 2007, as restated.

Financial Condition, Liquidity and Capital Resources

During the twelve months ended December 31, 2009, we generated cash from operations, including interest earned on our portfolio securities, as well as our investments in corporate notes and U.S. government securities. We received cash repayments and realizations of $78.9 million. At December 31, 2009, we had cash and cash equivalents of $108.3 million and investments in corporate notes of $9.1 million.

Our investments in portfolio securities at December 31, 2009 totaled $242.7 million and consisted of sixteen portfolio companies. During 2009, on a cash basis, we funded investments of $49.8 million to existing portfolio companies, including a new investment of $15.0 million to ATP Oil & Gas Corporation. We have commitments to fund an additional $5.4 million on total committed amounts of $248.0 million. We expect to fund our investments in 2010 from income earned on our portfolio and temporary investments and from borrowings under our Credit Facility (see description under “Credit Facility” below). In the future, we may also fund a portion of our investments with issuances of equity or senior debt securities. We may also securitize a portion of our investments in mezzanine or senior secured loans or other assets. We expect our primary use of funds to be investments in portfolio companies, cash distributions to holders of our common stock and payment of fees and other operating expenses.

Equity Offerings

The table below summarizes the total shares issued and proceeds we received, net of underwriting and offering costs, for the year ended December 31, 2008 (in millions, except per share amounts). We did not make any public offering of shares of our common stock in 2009 or 2007.

	Shares Issued	Offering Price per Share	Proceeds Net of Underwriting and Offering Costs
April 2008 public offering	4.1	$16.00	61.3
Total for the year ended December 31, 2008	4.1		$61.3

The proceeds from our public offering in 2008 were used to repay outstanding indebtedness.

As of December 31, 2009, the stock price and total market capitalization for the Company was $8.13 and $175.8 million, respectively, compared to $8.37 and $181.0 million as of December 31, 2008.

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

We acquired a limited term royalty interest from ATP and the royalty payments associated with this investment are subject to fluctuations in natural gas and oil prices. To manage this risk, we purchased oil and natural gas put options on approximately 93% of our royalty interest. These transactions limit exposure to declines in oil and natural gas prices. See “Note 15: Commodity Derivative Instruments” in the accompanying notes to the consolidated financial statements for further description of our put options.

Contractual Obligations

A summary of our contractual payment obligations at December 31, 2009 is as follows:

Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Long-term debt obligations – revolving credit facilities(1)	$67,500,000	$—	$67,500,000	$—	$—
Total	$67,500,000	$—	$67,500,000	$—	$—

(1)	Excludes accrued interest amounts.

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

On October 2, 2009, the Company entered into a Fourth Amendment to Amended and Restated Revolving Credit Agreement (the “Fourth Amendment”), among the Company, the lender parties thereto and SunTrust Bank, as administrative agent for the lenders. The Fourth Amendment extended the maturity of the Company’s Investment Facility from August 31, 2010 to August 31, 2012. The Company paid a 100 basis point fee in conjunction with the extension of the maturity. Three of the four banks in the syndicate reduced their commitments, resulting in the reduction of the current commitments under the Investment Facility from $87.5 million to $67.5 million.

Under the terms of the Company’s Amended and Restated Revolving Credit Agreement (as amended, the “Investment Facility”), the lenders have agreed to extend revolving credit to the Company in an amount not to exceed $67.5 million, with the ability to increase the credit available to an amount not to exceed $107.5 million by obtaining additional commitments from existing lenders or new lenders. The total amount committed was $67.5 million and $67.5 million was outstanding under the Investment Facility as of December 31, 2009. By comparison, the total amount committed as of December 31, 2008 was $87.5 million and $45.0 million was outstanding under the Investment Facility. The Investment Facility matures on August 31, 2012, and bears interest, at the Company’s option, at either (i) LIBOR plus 425 to 575 basis points, based on the degree of leverage of the Company or (ii) the base rate plus 325 to 475 basis points, based on the degree of leverage of the Company. Proceeds from the Investment Facility will be used to supplement the Company’s equity capital to make portfolio investments. As of December 31, 2009, the interest rate was 7.0% on $67.5 million (Prime plus 375 basis points).

The obligations under the Investment Facility are collateralized by substantially all of the Company’s assets and are guaranteed by the Company’s existing and future subsidiaries, other than special purpose subsidiaries and certain other subsidiaries. The Investment Facility contains affirmative and reporting covenants and certain financial ratio and restrictive covenants, including: (a) maintaining a ratio of net asset value to consolidated total indebtedness (excluding net hedging liabilities) of the Company and its subsidiaries, of not less than 2.25:1.0, (b) maintaining a ratio of net asset value to consolidated total indebtedness (including net hedging liabilities) of the Company and its subsidiaries, of not less than 2.0:1.0, (c) maintaining a ratio of EBITDA to interest expense of the Company and its subsidiaries of not less than 3.0:1.0, (d) limitations on additional indebtedness, (e) limitations on liens, (f) limitations on mergers and other fundamental changes, (g) limitations on dividends, (h) limitations on disposition of assets other than in the normal course of business, (i) limitations on transactions with affiliates, (j) limitations on agreements that prohibit liens on properties of the Company and its subsidiary guarantors, (k) limitations on sale and leaseback transactions, (l) limitations on speculative hedging transactions and (m) limitations on the aggregate amount of unfunded commitments. At December 31, 2009, we were in compliance with all of our covenants and had not committed any acts of default under the Investment Facility.

In January 2010, the Company repaid the entire $67.5 million balance on its Investment Facility. In February 2010, the Company had a letter of credit in the amount of $2.594 million issued under the Investment Facility with respect to its investment in Alden. In March 2010, the Company borrowed $64.9 million under the Investment Facility. As of the date of this filing, the Investment Facility is fully drawn.

From time to time, certain of the lenders may provide customary commercial and investment banking services to the Company.

In addition to our Investment Facility, we may also fund a portion of our investments with issuances of equity or senior debt securities. We may also securitize a portion of our investments in mezzanine or senior secured loans or other assets. We expect our primary use of funds to be investments in portfolio companies, cash distributions to holders of our common stock and payment of fees and other operating expenses.

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

As of December 31, 2009, holders of 2,372,306 shares, or approximately 11.0% of outstanding shares, were participants in our dividend reinvestment plan.

During 2009, we declared dividends totaling $0.64 per share on our common stock for our stockholders.

Portfolio Credit Quality

Virtually all of our portfolio investments are in negotiated, and often illiquid, securities of energy companies. We maintain a system to evaluate the credit quality of these investments. While incorporating quantitative analysis, this system is a qualitative assessment. This system is intended to reflect the overall, long term performance of a portfolio company’s business, the collateral coverage of an investment, and other relevant factors. As a consequence of the general economic downturn and associated weakness in the energy markets, one of our investments, Formidable, has experienced significant degradation in value that may not be recoverable. Of the twenty-four rated investments in sixteen portfolio companies, compared to the quarter ended September 30, 2009, none improved in rating, two declined in rating, twenty-one retained the same rating and one investment was added during the fourth quarter of 2009. Thirteen investments totaling approximately $131.9 million, or approximately 54.5% of the $242.2 million in targeted investments and commodity derivative instruments, on a cost basis, are carried on our watch list due to deterioration in asset coverage, slower than expected development of the assets supporting the investments, or the downturn in general economic and energy market conditions.

In May 2009, Nighthawk and its subsidiaries defaulted under the terms of its senior credit facility. Nighthawk was unable to restructure its obligations under the senior credit facility, and on July 10, 2009 filed a voluntary petition under Chapter 7 of the United States Bankruptcy Code. Based on the information we have been provided from the Bankruptcy court, the Company does not believe it will recover any of its investment in Nighthawk and accordingly, our entire investment in Nighthawk, approximately $14.5 million, was written off as of December 15, 2009.

Formidable filed for bankruptcy protection on August 27, 2009 and on September 28, 2009, NGPC foreclosed on 100% of the stock of Formidable, LLC with a credit bid of $10,000. The stock was subsequently transferred to one of our subsidiaries. We estimate the Fair Value of the Term Loan at $5.6 million, or $33.17 million below par value. We feel that this discount is appropriate given limited data and the state of uncertainty surrounding our ongoing restructuring of the investment.

For the fourth quarter of 2009, the combined increase in unrealized appreciation of our portfolio securities, corporate notes and commodity derivative instruments of $12.1 million was largely due to the reversal of unrealized depreciation recognized in prior quarters associated with our investment in Nighthawk due to the recognition of a realized loss for our total investment in Nighthawk. This increase was offset by changes in the estimated market values of underlying assets totaling $2.6 million, consisting primarily of decreases in the fair values for Resaca common stock, $2.1 million; and TierraMar Energy LP preferred units of $3.0 million, offset by increases in the fair value of our investment in ATP Oil & Gas Corp limited term royalty, $2.8 million.

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

Another facet of utilizing borrowed money to make investments is that our net investment income will be dependent upon the difference, or spread, between the rate at which we borrow funds and the rate at which we invest those funds. For example, a hypothetical 1% increase in the interest rate under our Investment Facility, when fully drawn, would result in a $675,000 increase in our interest expense. We generally mitigate the risk of asymmetric movements in the cost of borrowing versus investment return by following a practice of funding floating rate investments with equity capital or floating rate debt. As of December 31, 2009, approximately 16% of the investments in our portfolio were at fixed rates, while approximately 84% were at variable rates. In addition, we may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act.

We acquired a limited term royalty interest from ATP Oil & Gas Corporation on June 4, 2008. We will receive royalty payments from this investment which will be impacted by fluctuations in the price of crude oil and natural gas. We have purchased a series of oil and gas put options at various price levels covering periods from 12 – 24 months to protect a portion of our royalty payments from declines in prices. Earnings on these put options will partially offset lower levels of royalty payments in the event that prices decline below the minimum prices set by the put options. At December 31, 2009, our open commodity derivative instruments were in a net asset position with a fair value of approximately $49,000. A hypothetical 10% increase in the NYMEX floating prices would have resulted in a $28,252 decrease in the December 31, 2009 fair value recorded on our balance sheet.

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

In July 2008, we converted our Senior Subordinated Secured Convertible Term Loan with Resaca Exploitation, Inc. (“Resaca”) into shares of common stock of Resaca. Resaca’s common stock is traded on the Alternative Investment Market of the London Stock Exchange. We continue to hold approximately 6.7 million shares of Resaca common stock or approximately 6.9% of Resaca’s issued and outstanding common shares.

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

In our opinion, the accompanying consolidated balance sheets, including the consolidated schedules of investments, and the related consolidated statements of operations, of changes in stockholders’ equity (net assets) and of cash flows and the consolidated financial highlights present fairly, in all material respects, the financial position of NGP Capital Resources Company and its subsidiaries at December 31, 2009 and December 31, 2008, and the results of their operations, and their cash flows for each of the three years in the period ended December 31, 2009 and the financial highlights for each of the five years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to the determination and reporting of the provision for income taxes existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements or financial highlights will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2009 consolidated financial statements and financial highlights (hereafter referred to as “financial statements”), and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in management’s report referred to above. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the Consolidated Financial Statements, the Company has restated its 2007 and 2008 financial statements to correct errors.

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

/s/ PricewaterhouseCoopers LLP

Houston, Texas
March 31, 2010

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED BALANCE SHEETS

	December 31, 2009	December 31, 2008 As Restated
ASSETS
Investments in portfolio securities at fair value
Control investments – majority owned (cost: $118,590,412 and $30,570,810, respectively)	$72,449,620	$24,570,000
Affiliate investments (cost: $30,727,367 and $46,558,058, respectively)	31,578,945	44,416,490
Non-affiliate investments (cost: $92,832,647 and $217,303,347, respectively)	86,965,378	175,243,078
Investments in corporate notes at fair value (cost: $11,539,564 and $11,586,899, respectively)	9,062,200	6,350,000
Investments in commodity derivative instruments at fair value (cost: $30,100 and $774,095, respectively)	49,000	8,212,872
Total investments	200,105,143	258,792,440
Cash and cash equivalents	108,288,217	133,805,575
Accounts receivable and other current assets	2,115,663	233,549
Interest receivable	1,241,609	2,410,360
Prepaid assets	2,201,468	1,898,905
Deferred tax assets	2,979,209	1,853,612
Total current assets	116,826,166	140,202,001
Total assets	$316,931,309	$398,994,441
LIABILITIES AND STOCKHOLDERS’ EQUITY (NET ASSETS)
Current liabilities
Accounts payable and accrued expenses	$1,098,414	$512,926
Management and incentive fees payable	1,415,866	2,016,214
Dividends payable	3,676,794	8,867,563
Income taxes payable	62,321	3,529,308
Current portion of long-term debt	—	75,000,000
Total current liabilities	6,253,395	89,926,011
Deferred tax liabilities	3,002,366	1,231,829
Long-term debt, less current portion	67,500,000	45,000,000
Total liabilities	76,755,761	136,157,840
Commitments and contingencies (Note 9)
Stockholders’ equity (net assets)
Common stock, $.001 par value, 250,000,000 shares authorized; 21,628,202 shares issued and outstanding	21,628	21,628
Paid-in capital in excess of par	295,174,063	309,648,033
Undistributed net investment income (loss)	(4,944,530)	(3,296,608)
Undistributed net realized capital gain (loss)	—	2,038,312
Net unrealized appreciation (depreciation) of portfolio securities, corporate notes and commodity derivative instruments	(50,075,613)	(45,574,764)
Total stockholders’ equity (net assets)	240,175,548	262,836,601
Total liabilities and stockholders’ equity (net assets)	$316,931,309	$398,994,441
Net asset value per share	$11.10	$12.15

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2009	Year Ended December 31, 2008 As Restated	Year Ended December 31, 2007 As Restated
Investment income
Interest and dividend income:
Control investments – majority owned	$1,974,727	$310,730	$2,254,549
Affiliate investments	4,785,915	3,590,401	—
Non-affiliate investments	16,756,945	26,536,906	33,736,559
Royalty income (loss), net of amortization:
Control investments – majority owned	1,246,484	353,676	13,049
Non-affiliate investments	(6,465,901)	4,158,911	1,189,853
Commodity derivative income, net of expired options	5,999,932	2,315,484	—
Other income	221,765	194,808	305,350
Total investment income	24,519,867	37,460,916	37,499,360
Operating expenses
Management fees	6,437,648	7,599,298	6,460,452
Incentive fees	—	—	436,575
Professional fees	950,306	789,831	755,047
Insurance expense	791,288	794,910	566,706
Interest expense and fees	2,860,280	6,636,236	7,397,543
State and excise taxes	46,802	148,003	70,632
Other general and administrative expenses	3,513,897	2,846,102	2,549,948
Total operating expenses	14,600,221	18,814,380	18,236,903
Net investment income before income taxes	9,919,646	18,646,536	19,262,457
Benefit (provision) for income taxes	(19,347)	(390,195)	(56,189)
Net investment income	9,900,299	18,256,341	19,206,268
Net realized capital gain (loss) on investments
Net realized capital gain (loss) on portfolio securities, corporate notes and commodity derivative instruments:
Control investments – majority owned	(487,666)	13,286,596	6,721,176
Non-affiliate investments	(13,841,281)	5,964,494	—
Benefit (provision) for taxes on capital gain	110,493	(4,517,443)	(140,390)
Total net realized capital gain (loss) on investments	(14,218,454)	14,733,647	6,580,786
Net unrealized gain (loss) on investments
Net increase (decrease) in unrealized appreciation (depreciation) on portfolio securities, corporate notes and commodity derivative instruments:
Control investments – majority owned	(24,270,852)	(14,182,914)	8,000,000
Affiliate investments	2,993,146	(2,881,927)	(2,539,023)
Non-affiliate investments	15,663,528	(34,540,948)	(452,686)
Benefit (provision) for taxes on unrealized gain	1,113,329	5,196,929	(2,770,924)
Total net unrealized gain (loss) on investments	(4,500,849)	(46,408,860)	2,237,367
Net increase (decrease) in stockholders’ equity (net assets) resulting from operations	$(8,819,004)	$(13,418,872)	$28,024,421
Net increase (decrease) in stockholders’ equity (net assets) resulting from operations per common share	$(0.41)	$(0.62)	$1.60

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (NET ASSETS)

	Common Stock		Paid-in Capital in Excess of Par	Undistributed Net Investment Income (Loss)	Undistributed Net Realized Capital Gain (Loss)	Net Unrealized Appreciation (Depreciation) of Portfolio Securities, Corporate Notes and Commodity Derivative Instruments	Total Stockholders’ Equity (Net Assets)
	Shares	Amount
Balance at December 31, 2006	17,422,268	$17,422	$244,660,173	$229,791	$(245,859)	$(1,403,271)	$243,258,256
Net increase (decrease) in stockholders' equity (net assets) resulting from operations	—	—	(260,749)	19,326,627	6,721,176	2,237,367	28,024,421
Dividends declared	—	—	—	(19,535,704)	(5,616,184)	—	(25,151,888)
Issuance of common stock under dividend reinvestment plan	78,064	78	1,285,075	—	—	—	1,285,153
Balance at December 31, 2007 as restated	17,500,332	$17,500	$245,684,499	$20,714	$859,133	$834,096	$247,415,942
Net increase (decrease) in stockholders' equity (net assets) resulting from operations	—	—	1,957,874	23,714,040	7,318,074	(46,408,860)	(13,418,872)
Issuance of common stock from public offering (net of underwriting costs)	4,086,388	4,086	62,109,012	—	—	—	62,113,098
Offering costs	—	—	(780,628)	—	—	—	(780,628)
Dividends declared	—	—	—	(27,031,362)	(6,138,895)	—	(33,170,257)
Issuance of common stock under dividend reinvestment plan	41,482	42	677,276	—	—	—	677,318
Balance at December 31, 2008 as restated	21,628,202	$21,628	$309,648,033	$(3,296,608)	$2,038,312	$(45,574,764)	$262,836,601
Net increase (decrease) in stockholders' equity (net assets) resulting from operations	—	—	(7,429,541)	2,152,980	958,406	(4,500,849)	(8,819,004)
Dividends declared	—	—	—	(3,800,902)	(2,996,718)	—	(6,797,620)
Return of capital	—	—	(7,044,429)	—	—	—	(7,044,429)
Balance at December 31, 2009	21,628,202	$21,628	$295,174,063	$(4,944,530)	$—	$(50,075,613)	$240,175,548

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2009	Year Ended December 31, 2008 As Restated	Year Ended December 31, 2007 As Restated
Cash flows from operating activities
Net increase (decrease) in stockholders’ equity (net assets) resulting from operations	$(8,819,004)	$(13,418,872)	$28,024,421
Adjustments to reconcile net increase (decrease) in stockholders’ equity (net assets) resulting from operations to net cash provided by (used in) operating activities
Payment-in-kind interest	(4,118,174)	(2,335,374)	(4,453,300)
Payment-in-kind dividend	—	—	(154,580)
Net amortization of premiums, discounts and fees	13,312,850	7,105,321	(2,961,360)
Net realized capital loss on portfolio securities, corporate notes and commodity derivative instruments before income taxes	14,799,688	—	—
Change in unrealized (appreciation) depreciation on portfolio securities, corporate notes and commodity derivative instruments before income taxes	5,614,178	51,605,789	(5,008,291)
Effects of changes in operating assets and liabilities
Accounts receivable and other current assets	(1,882,114)	(172,230)	391,597
Interest receivable	1,168,751	(1,762,521)	752,918
Prepaid assets	(302,563)	121,750	(422,154)
Current portion of deferred income taxes	(1,125,597)	(4,624,536)	2,770,924
Non-current deferred income taxes	1,770,537	1,115,608	116,221
Accounts payable and accrued expenses	(14,860)	(431,728)	473,535
Income taxes payable	(3,466,987)	3,529,308	147,929
Purchase of investments in portfolio securities, corporate notes and commodity derivative instruments	(49,780,106)	(96,348,703)	(225,828,429)
Redemption of investments in portfolio securities, corporate notes and commodity derivative instruments	78,858,861	74,364,600	126,356,095
Sale of investments in corporate notes	—	—	6,007,370
Net sale (purchase) of investments in U.S. Treasury Bills	—	163,925,625	(21,256,046)
Net cash provided by (used in) operating activities	46,015,460	182,674,037	(95,043,150)
Cash flows from financing activities
Proceeds from the issuance of common stock, net of underwriting costs	—	62,113,098	—
Borrowings under revolving credit facility	139,500,000	196,000,000	123,285,000
Repayments on revolving credit facility	(192,000,000)	(292,000,000)	(7,285,000)
Offering costs from the issuance of common stock	—	(780,628)	—
Dividends paid	(11,988,389)	(32,638,047)	(14,854,064)
Return of capital	(7,044,429)	—	—
Net cash provided by (used in) financing activities	(71,532,818)	(67,305,577)	101,145,936
Net increase (decrease) in cash and cash equivalents	(25,517,358)	115,368,460	6,102,786
Cash and cash equivalents, beginning of period	133,805,575	18,437,115	12,334,329
Cash and cash equivalents, end of period	$108,288,217	$133,805,575	$18,437,115
Supplemental disclosure
Cash paid for interest	$1,509,552	$5,890,111	$6,766,621
Cash paid for taxes	$3,288,993	$185,624	$46,811
Non-cash financing activities
Issuance of common stock in conjunction with dividend reinvestment plan	$—	$677,318	$1,285,153

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2009

Portfolio Company	Energy Industry Segment	Investment(1)(2)(4)	Principal	Cost	Fair Value(3)
Targeted Investments(17)
Control Investments – Majority Owned (50% to 100% owned)
Alden Resources, LLC	Coal Production	Senior Secured Multiple-Advance Term Loan - Tranche A (The greater of 12.00% or LIBOR + 9.00% cash, 15.00% or LIBOR + 12.00% PIK, due 1/05/2013)	21,432,224	19,499,779	19,399,779
		Senior Secured Multiple-Advance Term Loan - Tranche B (The greater of 12.00% or LIBOR + 9.00% cash, 15.00% or LIBOR + 12.00% PIK, due 1/05/2013)(6)	20,917,680	19,519,841	19,519,841
		Class E Units – 100% of outstanding units representing 100% ownership of Alden Resources until payout, 80% after payout(5)		5,800,000	5,800,000
		Royalty Interest		2,519,051	5,330,000
BSR Holdings, LLC(7)	Oil & Natural Gas Production and Development	Units – 100% of outstanding units of BSR Holdings, LLC which holds 50% working interest in certain BSR Loco Bayou, LLC oil and gas properties(5)		300,000	300,000
		Overriding Royalty Interest		16,460	100,000
DeanLake Operator, LLC	Oil & Natural Gas Production and Development	Senior Secured Term Loan (10.00% cash, 12.00% PIK, payable quarterly, due 6/30/2011)	3,500,000	3,500,000	3,500,000
		Class A Preferred Units – 100% of outstanding units representing 100% ownership of DeanLake Operator, LLC until payout, 80% after payout(5)		10,400,255	6,500,000
		Overriding Royalty Interest		18,046	100,000
Formidable, LLC	Oil & Natural Gas Production and Development	Senior Secured Multiple-Advance Term Loan (LIBOR + 5.50% cash, LIBOR + 8.50% default, due 5/31/2008)(6)	38,780,316	38,780,316	5,600,000
		Warrants(5)		500,000	—
		Formidable Holdings, LLC Units – 100% of pledged stock of Formidable, LLC(5)(11)		10,000	—
Rubicon Energy Partners, LLC	Oil & Natural Gas Production and Development	LLC Units (4,000 units) representing 50% ownership of the assets of Rubicon Energy Partners, LLC(5)		—	—
TierraMar Energy LP	Oil & Natural Gas Production and Development	Class A Preferred LP Units – 100% of outstanding units representing 100% ownership of TierraMar Energy LP until payout, 67% after payout(5)		17,710,788	6,000,000
		Overriding Royalty Interest		15,876	300,000
Total Control Investments – Majority Owned (50% to 100% owned)				$118,590,412	$72,449,620

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2009
(continued)

Portfolio Company	Energy Industry Segment	Investment(1)(2)(4)	Principal	Cost	Fair Value(3)
Targeted Investments(17) – Continued
Affiliate Investments – (5% to 25% owned)
BioEnergy Holding, LLC	Alternative Fuels and Specialty Chemicals	Senior Secured Notes (15.00%, due 3/06/2015)	12,255,231	10,862,125	10,862,125
		BioEnergy International Warrants(5)(12)		34,766	34,766
		BioEnergy Holding Units – 11.5% of outstanding units of BioEnergy Holdings, LLC(5)		1,296,771	1,296,771
		Myriant Technologies Warrants(5)(13)		49,238	49,238
		Myriant Technologies Units – 1.9% of the outstanding units of Myriant Technologies, LLC(5)		418,755	418,755
Bionol Clearfield, LLC(9)	Alternative Fuels and Specialty Chemicals	Senior Secured Tranche C Construction Loan (LIBOR + 7.00%, due 9/06/2016)	5,000,000	5,000,000	5,000,000
Resaca Exploitation Inc.	Oil & Natural Gas Production and Development	Senior Secured Revolving Credit Facility (The greater of 8.0% or LIBOR + 5.50%, due 5/01/2012)	10,000,000	9,830,456	9,830,456
		Common Stock (6,651,098 shares) – representing 6.86% of outstanding common stock of Resaca Exploitation Inc.(5)(15)		3,235,256	4,086,834
Subtotal Affiliate Investments – (5% to 25% owned)				$30,727,367	$31,578,945
Non-affiliate Investments – (Less than 5% owned)
Anadarko Petroleum Corporation 2007 – III Drilling Fund	Oil & Natural Gas Production and Development	Multiple-Advance Net Profits Interest (Due 4/23/2032)	10,579,495	10,662,801	11,012,799
ATP Oil & Gas Corporation	Oil & Natural Gas Production and Development	Limited Term Royalty Interest (Volume Denominated – 400 MBBL Pay-off)		9,335,754	5,642,113
		Limited Term Royalty Interest (Dollar Denominated – 16.00% Return)		14,935,631	14,935,631
Black Pool Energy Partners, LLC	Oil & Natural Gas Production and Development	Senior Secured Multiple-Advance Term Loan (The greater of 12.00% or LIBOR + 8.00% cash, 14.00% or LIBOR + 10.00% PIK, due 10/24/2011)	18,300,000	18,013,814	18,013,814
		Overriding Royalty Interest		9,884	100,000
		Warrants(5)(16)		10,000	10,000
Chroma Exploration & Production, Inc.	Oil & Natural Gas Production and Development	10,302 Shares Series A Participating Convertible Preferred Stock(6)		2,221,710	—
		9,408 Shares Series AA Participating Convertible Preferred Stock(6)		2,089,870	500,000
		8.11 Shares Common Stock(5)		—	—
		Warrants(5)(8)		—	—
Greenleaf Investments, LLC	Oil & Natural Gas Production and Development	Senior Secured Multiple-Advance Term Loan (The greater of 10.50% or LIBOR + 6.50%, due 4/30/2011)	10,783,558	10,616,048	10,616,048
		Overriding Royalty Interest		31,028	400,000
Nighthawk Transport I,	Energy Services	Second Lien Term Loan B(10)	13,022,642	—	—
LP		LP Units(5)(10)		—	—
		Warrants(5)(10)		—	—
		Second Lien Delayed Draw Term Loan B(10)	1,457,656	—	—

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2009
(continued)

Portfolio Company	Energy Industry Segment	Investment(1)(2)(4)	Principal	Cost	Fair Value(3)
Targeted Investments(17) – Continued
Non-affiliate Investments – (Less than 5% owned) – Continued
Tammany Oil & Gas, LLC	Oil & Natural Gas Production and Development	Senior Secured Multiple-Advance Term Loan (The greater of 13.0% or LIBOR + 8.00%, due 3/21/2010)	24,782,804	24,734,973	24,734,973
		Overriding Royalty Interest		171,134	1,000,000
Subtotal Non-affiliate Investments – (Less than 5% owned)				$92,832,647	$86,965,378
Subtotal Targeted Investments (61.93% of total investments)				$242,150,426	$190,993,943
Corporate Notes(17)
Pioneer Natural Resources Co.	Oil & Natural Gas Production and Development	Senior Notes, 7.2%, due 2028	$10,000,000	$11,539,564	$9,062,200
Subtotal Corporate Notes (2.94% of total investments)				$11,539,564	$9,062,200
Commodity Derivative Instruments(17)
Put Options(14)		Put Options with BP Corporation North America, Inc. to sell up to 32,750 Bbls of crude oil at a strike price of $85.00 per Bbl. 4 monthly contracts beginning on October 1, 2009 and expiring on January 31, 2010.		30,100	49,000
Subtotal Commodity Derivatives (0.02% of total investments)				$30,100	$49,000
Cash
Subtotal Cash (35.11% of total investments)				$108,288,217	$108,288,217
Total investments, cash and cash equivalents				$362,008,307	$308,393,360
Liabilities in excess of other assets					$(68,217,812)
Net assets					$240,175,548

Notes to Consolidated Schedule of Investments

(1)	All investments are pledged as collateral for obligations under the Company’s credit facility.
(2)	Percentages represent interest rates in effect at the end of the period and due dates represent the contractual maturity dates.
(3)	Fair value of targeted investments is determined by or under the direction of the Board of Directors.
(4)	All investments are in entities with primary operations in the United States of America.
(5)	Non-income producing securities.
(6)	Non-accrual status.
(7)	BSR Loco Bayou repaid its term note in full on July 31, 2009. The Company retains ownership of ORRI and has exercised warrants in exchange for 50% working interest in certain BSR Loco Bayou properties which have been contributed to NGPC Asset Holdings II, LP in exchange for 100% of the outstanding units in BSR Holdings, LLC.
(8)	Chroma warrants expire on April 5, 2012 and provide the Company the right to purchase 2,462 shares of common stock at a purchase price of $75.00 per share.
(9)	Bionol Clearfield, LLC is owned 100% by BioEnergy Holdings, LLC.
(10)	Due to insufficient recoveries in the liquidation under Nighthawk’s voluntary petition under Chapter 7 of the United States Bankruptcy Code, the Company recognized a realized loss of its total remaining investment in Nighthawk notes, warrants and units in December 2009.
(11)	Formidable senior note was accelerated and the Company foreclosed on the member units of Formidable, LLC on September 28, 2009.

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2009
(continued)

Notes to Consolidated Schedule of Investments – Continued

(12)	BioEnergy International, LLC warrants expire on August 15, 2010 and provide the Company the right to purchase 140,687 units, representing membership interests of BioEnergy International, LLC, at the purchase price of $10.00 per unit.
(13)	Myriant Technologies, LLC warrants expire on August 15, 2015 and provide the Company the right to purchase 32,680 units, representing membership interests of Myriant Technologies, LLC, at the purchase price of $10.00 per unit.
(14)	Put Options are related to the limited term royalty interest purchased from ATP Oil & Gas Corporation.
(15)	Resaca stock is listed on the Alternative Investment Market of the London Stock Exchange, denominated in British pounds and its reported fair value at December 31, 2009 has been converted to U.S. dollars at the exchange rate effective on December 31, 2009.
(16)	Black Pool warrants expire seven years after repayment of principal and interest and provide the Company the right to purchase approximately 25% of membership interest at the exercise price of $0.01 per unit.
(17)	All investments in portfolio securities, corporate notes and commodity derivative instruments are level 3 securities hierarchy.

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2008

Portfolio Company	Energy Industry Segment	Investment(1)(2)(4)	Principal	Cost	Fair Value(3)
Targeted Investments(23)
Control Investments – Majority Owned (50% to 100% owned)
DeanLake Operator, LLC	Oil & Natural Gas Production and Development	Class A Preferred Units – 100% of outstanding units representing 100% ownership of DeanLake Operator, LLC until payout, 80% after payout(5)		13,900,255	10,000,000
		Overriding Royalty Interest		18,897	20,000
Rubicon Energy Partners, LLC	Oil & Natural Gas Production and Development	LLC Units (4,000 units) representing 50% ownership of the assets of Rubicon Energy Partners, LLC(5)		—	750,000
TierraMar Energy LP	Oil & Natural Gas Production and Development	Class A Preferred LP Units – 100% of outstanding units representing 100% ownership of TierraMar Energy LP until payout, 67% after payout(5)		16,634,830	13,500,000
		Overriding Royalty Interest		16,828	300,000
Total Control Investments – Majority Owned (50% to 100% owned)				$30,570,810	$24,570,000
Affiliate Investments – (5% to 25% owned)
BioEnergy Holding, LLC	Alternative Fuels and Specialty Chemicals	Senior Secured Notes (15.00%, due 3/06/2015)	10,606,557	9,757,613	9,757,613
		BioEnergy International Warrants(5)(16)		595,845	595,845
		BioEnergy Holding Units – 11.54% of outstanding units of BioEnergy Holdings, LLC(5)		376,687	376,687
Bionol Clearfield, LLC(22)	Alternative Fuels and Specialty Chemicals	Senior Secured Tranche C Construction Loan (LIBOR + 7.00%, due 9/06/2016)	5,000,000	5,000,000	5,000,000
Resaca Exploitation Inc.	Oil & Natural Gas Production and Development	Senior Secured Multiple-Advance Term Loan (The greater of 10.0% or LIBOR + 6.00%, due 5/01/2012)	28,000,000	27,592,657	27,592,657
		Common Stock (6,574,216 shares) – representing 7.13% of outstanding common stock of Resaca Exploitation Inc.(5)(19)		3,235,256	1,093,688
Total Affiliate Investments – (5% to 25% owned)				$46,558,058	$44,416,490
Non-affiliate Investments – (Less than 5% owned)
Alden Resources, LLC(20)	Coal Production	Senior Secured Multiple-Advance Term Loan (LIBOR + 8.00% cash, due 1/05/2013)	36,285,168	33,772,038	28,283,440
		Royalty Interest		2,565,017	7,500,000
		Warrants(5)(14)		100,000	—
Anadarko Petroleum Corporation 2007 – III Drilling Fund	Oil & Natural Gas Production and Development	Multiple-Advance Net Profits Interest (Due 4/23/2032)	37,255,948	37,352,982	37,352,982
ATP Oil & Gas Corporation	Oil & Natural Gas Production and Development	Limited Term Royalty Interest		24,319,585	12,219,000
Black Pool Energy Partners, LLC	Oil & Natural Gas Production and Development	Senior Secured Multiple-Advance Term Loan (The greater of 12.00% or LIBOR + 8.00% cash, 14.00% or LIBOR + 10.00% PIK, due 10/24/2011)	302,497	12,498	12,498
		Overriding Royalty Interest(5)(6)		10,000	10,000
		Warrants(5)(21)		10,000	10,000

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2008
(continued)

Portfolio Company	Energy Industry Segment	Investment(1)(2)(4)	Principal	Cost	Fair Value(3)
Targeted Investments(23) – Continued
Non-affiliate Investments – (Less than 5% owned) – Continued
BSR Loco Bayou, LLC(9)	Oil & Natural Gas Production and Development	Senior Secured Multiple-Advance Term Loan (LIBOR + 5.50% cash, LIBOR + 8.50% default, due 8/15/2009)(8)	2,888,986	2,401,884	1,539,795
		Overriding Royalty Interest		19,372	20,000
		Warrants(5)(11)		10,000	—
Chroma Exploration & Production, Inc.	Oil & Natural Gas Production and Development	9,711 Shares Series A Participating Convertible Preferred Stock(8)		2,221,710	—
		8,868 Shares Series AA Participating Convertible Preferred Stock(8)		2,089,870	1,000,000
		8.11 Shares Common Stock(5)		—	—
		Warrants(5)(10)		—	—
Crossroads Energy, LP	Oil & Natural Gas Production and Development	Senior Secured Multiple-Advance Term Loan (The greater of 10.0% or LIBOR + 5.50%, due 6/29/2009)	4,820,204	4,781,487	4,781,487
		Overriding Royalty Interest(6)		5,120	250,000
Formidable, LLC(18)	Oil & Natural Gas Production and Development	Senior Secured Multiple-Advance Term Loan (LIBOR + 5.50% cash, LIBOR + 8.50% default, due 5/31/2008)(8)	37,299,054	37,299,054	22,500,000
		Warrants(5)(15)		500,000	—
Greenleaf Investments, LLC	Oil & Natural Gas Production and Development	Senior Secured Multiple-Advance Term Loan (The greater of 10.50% or LIBOR + 6.50%, due 4/30/2011)	12,229,693	11,951,818	11,951,818
		Overriding Royalty Interest(6)		86,263	300,000
Nighthawk Transport I, LP	Energy Services	Second Lien Term Loan B (The greater of 15.0% or LIBOR + 10.50%, due 10/03/2010)	12,895,524	12,184,611	8,929,131
		LP Units(5)		224	—
		Warrants(5)(13)		850,000	—
		Second Lien Delayed Draw Term Loan B (The greater of 15.0% or LIBOR + 10.50%, due 10/03/2010)	1,443,427	1,420,362	1,075,842
Sonoran Energy, Inc.	Oil & Natural Gas Production and Development	Warrants(5)(12)		10,000	—

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2008
(continued)

Issuing Company	Energy Industry Segment	Investment(1)(2)(4)	Principal	Cost	Fair Value(3)
Targeted Investments(23) – Continued
Non-affiliate Investments – (Less than 5% owned) – Continued
Tammany Oil & Gas, LLC	Oil & Natural Gas Production and Development	Senior Secured Multiple-Advance Term Loan (The greater of 11.0% or LIBOR + 6.00%, due 3/21/2010)	31,447,804	31,197,085	31,197,085
		Overriding Royalty Interest(5)(6)		200,000	550,000
Venoco, Inc.	Oil & Natural Gas Production and Development	Senior Notes(7) (8.75%, due 12/15/2011)	12,000,000	11,932,367	5,760,000
Total Non-affiliate Investments – (Less than 5% owned)				$217,303,347	$175,243,078
Subtotal Targeted Investments (58.76% of total investments)				$294,432,215	$244,229,568
Corporate Notes(23)
Pioneer Natural Resources Co.	Oil & Natural Gas Production and Development	Senior Notes, 7.2%, due 2028	$10,000,000	$11,586,899	$6,350,000
Subtotal Corporate Notes (1.62% of total investments)				$11,586,899	$6,350,000
Commodity Derivative Instruments(23)
Put Options(17)		Put Options with BP Corporation North America, Inc. to sell up to 615,000 MMBtu of natural gas at a strike price of $10.00 per MMBtu. 12 monthly contracts beginning on July 1, 2008 and expiring on June 30, 2009.		$141,570	$933,484
		Put Options with BP Corporation North America, Inc. to sell up to 237,750 Bbls of crude oil at a strike price of $101.00 per Bbl. 15 monthly contracts beginning on July 1, 2008 and expiring on September 30, 2009.		491,700	6,146,906
		Put Options with BP Corporation North America, Inc. to sell up to 32,750 Bbls of crude oil at a strike price of $85.00 per Bbl. 4 monthly contracts beginning on October 1, 2009 and expiring on January 31, 2010.		140,825	1,132,482
Subtotal Commodity Derivatives (2.1% of total investments)				$774,095	$8,212,872
Cash
Subtotal Cash (34.08% of total investments)				$133,805,575	$133,805,575
Total investments, cash and cash equivalents				$440,598,784	$392,598,015
Liabilities in excess of other assets(24)					$(129,761,414)
Net assets(24)					$262,836,601

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2008
(continued)

Notes to Consolidated Schedule of Investments

(1)	All investments are pledged as collateral for obligations under the Company’s credit facility.
(2)	Percentages represent interest rates in effect at the end of the period and due dates represent the contractual maturity dates.
(3)	Fair value of targeted investments is determined by or under the direction of the Board of Directors.
(4)	All investments are in entities with primary operations in the United States of America.
(5)	Non-income producing securities.
(6)	Securities are subject to restrictions as to their sale.
(7)	Upon the March 30, 2006 closing of Venoco, Inc.’s TexCal acquisition, Venoco Inc.’s senior notes became collateralized by second priority liens.
(8)	Non-accrual status.
(9)	Portfolio company was issued a written notice of default.
(10)	Chroma warrants expire on April 5, 2012 and provide the Company the right to purchase 2,462 shares of common stock at a purchase price of $75.00 per share.
(11)	BSR Loco Bayou warrants expire on August 15, 2013 and provide the Company the right to purchase 10,000 investor units at the exercise price of $160.00 per investor unit.
(12)	Sonoran warrants expire on November 28, 2014 and provide the Company the right to purchase shares of common stock up to 2.87 million shares, on a fully diluted basis with anti-dilution provisions, at the exercise price of $0.20 per share.
(13)	Nighthawk warrants expire on May 13, 2017 and provide the Company the right to purchase approximately 2.5% of limited partnership units at the exercise price of $0.001 per unit.
(14)	Alden warrants provide the Company the right to purchase 23% of class C units at an exercise price of $0.739 per unit, expiring in December 2013 and the right to purchase 10% of class C units at an exercise price of $0.739 per unit, expiring in July 2014.
(15)	Formidable warrants expire on March 31, 2015 and provide the Company the right to purchase membership interest representing 30% of all distributions at an exercise price of $1,000 per percentage point.
(16)	BioEnergy International, LLC warrants expire on August 15, 2010 and provide the Company the right to purchase 648,000 units, representing membership interests of BioEnergy International, LLC, at the purchase price of $10.00 per unit.
(17)	Put Options are related to the limited term royalty interest purchased from ATP Oil & Gas Corporation.
(18)	Portfolio company was issued a written notice of default on February 13, 2009.
(19)	Resaca stock is listed on the Alternative Investment Market of the London Stock Exchange, denominated in British pounds and its reported fair value at December 31, 2008 has been converted to U.S. dollars at the exchange rate effective on December 31, 2008.
(20)	Portfolio company was issued a written notice of default on February 5, 2009.
(21)	Black Pool warrants expire seven years after repayment of principal and interest and provide the Company the right to purchase approximately 25% of membership interest at the exercise price of $0.01 per unit.
(22)	Bionol Clearfield, LLC is owned 100% by BioEnergy Holdings, LLC.
(23)	Level 3 security.
(24)	As restated.

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 1: Organization

NGP Capital Resources Company (together with its consolidated subsidiaries, where applicable, “NGPC”, or the “Company,” which may also be referred to as “we,” “us,” or “our”) was organized as a Maryland corporation in July 2004. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for federal income tax purposes the Company has elected to be treated as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”). The Company has several direct and indirect subsidiaries that are single member limited liability companies and wholly-owned limited partnerships established to hold certain portfolio investments or provide services to the Company in accordance with specific rules prescribed for a company operating as a RIC. These subsidiaries are: NGPC Funding GP, LLC, a Texas limited liability company; NGPC Nevada, LLC, a Nevada limited liability company; NGPC Funding, LP, a Texas limited partnership; NGPC Asset Holdings GP, LLC, a Texas limited liability company; NGPC Asset Holdings, LP, a Texas limited partnership; NGPC Asset Holdings II, LP, a Texas limited partnership (“NGPC II”); NGPC Asset Holdings III, LP, a Texas limited partnership; NGPC Asset Holdings V, LP, a Texas limited partnership and NGPC Asset Holdings VI, LP, a Texas limited partnership. The Company consolidates the financial results of its direct subsidiaries for financial reporting purposes. The Company does not consolidate the financial results of its portfolio companies.

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

Note 2: Restatements of Consolidated Financial Statements

On March 15, 2010, our Board of Directors and the members of the Audit Committee of our Board of Directors concluded that we should restate our consolidated financial statements for the years ended December 31, 2007 and December 31, 2008 (the “Financial Statements”), and the unaudited selected quarterly financial data for each of the quarters in 2007 and 2008 and the first three quarters in 2009.

The determination to restate the Financial Statements was made in connection with management’s assessment of accounting errors it discovered as part of a process to remediate a material weakness in internal controls previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and the Company’s Quarterly Reports on Form 10-Q in 2009. While the Company has taken steps to remediate the previously disclosed material weakness, the material weakness existed throughout the quarterly periods of 2009, and at December 31, 2009, the Company had not yet completed its assessment as to whether the material weakness had been fully remediated. The Company anticipates that it will complete its testing of the additional internal control processes designed to remediate the previously disclosed material weakness in 2010.

The errors and consequent restatements described below principally involved non-cash accounting entries related to net deferred tax assets and liabilities that typically arise as a result of timing differences in tax and GAAP (book) accounting. Taxable Net Investment Income, which is the primary determinant of the Company’s distributable income, has not been affected in any period by these restatements.

NGP CAPITAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 2: Restatements of Consolidated Financial Statements  – (continued)

The Company’s assessment of certain identified accounting errors results in the following adjustments to previously reported periods:

1.	In 2007, the Company failed to record deferred tax liabilities with respect to approximately $8.15 million in unrealized appreciation on an investment and also with respect to $0.34 million of income related to its investments in partnerships. Principally as a result of this matter, the 2007 restatement includes the following changes to the company’s balance sheet at December 31, 2007: an increase in Net Deferred Tax Liabilities of approximately $2.89 million, an increase in Current Taxes Receivable of approximately $0.05 million, and a decrease in Total Stockholders’ Equity (Net Assets) of approximately $2.84 million (or $0.16 per common share). Changes to the Company’s Statement of Operations for the year ended December 31, 2007 include an increase to the Provision for Income Taxes of approximately $2.84 million and a reduction of the Net Increase in Stockholders’ Equity (Net Assets) Resulting from Operations of approximately $2.84 million (or $0.16 per common share).

As a result of these changes, ratios for 2007 are affected as follows: Net Asset Value Return decreased from 11.97% to 10.72%; Total Operating Expenses/Average Net Assets decreased from 7.44% to 7.43%; Total Operating Expenses Less Management and Incentive Fees and Interest Expense/Average Net Assets decreased from 1.65% to 1.61%; Total Operating Expenses Less Management and Incentive Fees/Average Net Assets decreased from 4.65% to 4.62%; Net Investment Income/Average Net Assets increased from 7.76% to 7.83%; and Net Increase (Decrease) in Net Assets Resulting From Operations/Average Net Assets decreased from 12.51% to 11.42%.

2.	In 2008, the Company realized a $13.29 million pre-tax gain on this same investment (as compared to the $8.15 million of unrealized appreciation previously recorded in 2007). The reversal of the previously unrecorded deferred tax liability in 2008 resulted in the incorrect recording of a net deferred tax asset of $3.8 million at year end 2008. Principally as a result of this matter, the 2008 restatement includes the following changes to the Company’s balance sheet at December 31, 2008: a reduction in Net Deferred Tax Assets of approximately $3.18 million, an increase in Current Taxes Receivable of approximately $0.19 million, and a decrease in Total Stockholders’ Equity (Net Assets) of approximately $2.99 million (or $0.14 per common share). Changes to the Company’s Statement of Operations for the year ended December 31, 2008 include an increase in the Net Decrease in Stockholders’ Equity (Net Assets) Resulting from Operations by approximately $0.14 million (or $0.01 per common share).

As a result of these changes, ratios for 2008 are affected as follows: Net Asset Value Return decreased from (2.78%) to (2.80%); Total Operating Expenses/Average Net Assets increased from 7.29% to 7.37%; Total Operating Expenses Less Management and Incentive Fees and Interest Expense/Average Net Assets increased from 1.77% to 1.79%; Total Operating Expenses Less Management and Incentive Fees/Average Net Assets increased from 4.35% to 4.40%; Net Investment Income/Average Net Assets decreased from 9.14% to 7.16%; and Net Increase (Decrease) in Net Assets Resulting From Operations/Average Net Assets decreased from (5.15%) to (5.26%).

In addition, our Consolidated Statements of Cash Flows for the years ended December 31, 2007 and December 31, 2008 have been adjusted to account for the restatement items listed above. While this does change certain balances within the Net Cash Provided by (used in) Operating Activities, the totals are not affected and the overall cash flow from operations is unchanged.

Unrelated to the restatements, the Company has reclassified certain 2008 and 2007 balance sheet, statement of operations and statement of cash flows amounts to conform to the current year presentation. These reclassifications were primarily related to the disaggregation of investments in portfolio securities,

NGP CAPITAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 2: Restatements of Consolidated Financial Statements  – (continued)

investment income, net realized capital gain (loss) on investments and net unrealized gain (loss) on investments into separate classifications according to level of control.

See Note 18 for the restated unaudited consolidated financial information for each of the quarterly periods in 2007 and 2008, and the first three quarters of 2009 for the above items.

NGP CAPITAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 2: Restatements of Consolidated Financial Statements  – (continued)

Increase (Decrease) by Periods

	As Previously Reported	Reclassifications	As Reclassified	December 31, 2009 Restatement	As Restated
Consolidated Balance Sheets:
For the Year Ended December 31, 2008
Investments in portfolio securities at fair value	$244,229,568	$(244,229,568)	$—	$—	$—
Control investments – majority owned	—	24,570,000	24,570,000	—	24,570,000
Affiliate investments	—	44,416,490	44,416,490	—	44,416,490
Non-affiliate investments	—	175,243,078	175,243,078	—	175,243,078
Accounts receivable and other current assets	41,377	—	41,377	192,172	233,549
Deferred tax assets – current	200,000	—	200,000	1,653,612	1,853,612
Total current assets	138,356,217	—	138,356,217	1,845,784	140,202,001
Deferred tax assets – non-current	3,600,000	—	3,600,000	(3,600,000)	—
Total assets	400,748,657	—	400,748,657	(1,754,216)	398,994,441
Deferred tax liabilities – non-current	—	—	—	1,231,829	1,231,829
Total liabilities	134,926,011	—	134,926,011	1,231,829	136,157,840
Paid-in capital in excess of par	315,184,191	—	315,184,191	(5,536,158)	309,648,033
Undistributed net investment income (loss)	(3,420,716)	—	(3,420,716)	124,108	(3,296,608)
Net unrealized appreciation (depreciation) of portfolio securities, corporate notes and commodity derivative instruments	(48,000,769)	—	(48,000,769)	2,426,005	(45,574,764)
Total stockholders’ equity (net assets)	265,822,646	—	265,822,646	(2,986,045)	262,836,601
Total liabilities and stockholders' equity (net assets)	400,748,657	—	400,748,657	(1,754,216)	398,994,441
Net asset value per share	12.29	—	12.29	(0.14)	12.15
Consolidated Statements of Operations:
For the Year Ended December 31, 2008
Interest and dividend income:	$30,438,037	$(30,438,037)	$—	$—	$—
Control investments – majority owned	—	310,730	310,730	—	310,730
Affiliate investments	—	3,590,401	3,590,401	—	3,590,401
Non-affiliate investments	—	26,536,906	26,536,906	—	26,536,906
Royalty income (loss), net of amortization:	4,512,587	(4,512,587)	—	—	—
Control investments – majority owned	—	353,676	353,676	—	353,676
Non-affiliate investments	—	4,158,911	4,158,911	—	4,158,911
Benefit (provision) for income taxes	4,931,941	—	4,931,941	(5,322,136)	(390,195)
Net investment income	23,578,477	—	23,578,477	(5,322,136)	18,256,341
Net realized capital gain (loss) on portfolio securities, corporate notes and commodity derivative instruments:	19,251,090	(19,251,090)	—	—	—
Control investments – majority owned	—	13,286,596	13,286,596	—	13,286,596
Non-affiliate investments	—	5,964,494	5,964,494	—	5,964,494
Benefit (provision) for taxes on capital gain	(4,500,000)	—	(4,500,000)	(17,443)	(4,517,443)
Total net realized capital gain (loss) on investments	14,751,090	—	14,751,090	(17,443)	14,733,647
Net unrealized gain (loss) on investments
Net increase (decrease) in unrealized appreciation (depreciation) on portfolio securities, corporate notes and commodity derivative instruments:	(51,605,789)	51,605,789	—	—	—
Control investments – majority owned	—	(14,182,914)	(14,182,914)	—	(14,182,914)
Affiliate investments	—	(2,881,927)	(2,881,927)	—	(2,881,927)
Non-affiliate investments	—	(34,540,948)	(34,540,948)	—	(34,540,948)
Benefit (provision) for taxes on unrealized gain	—	—	—	5,196,929	5,196,929
Total net unrealized gain (loss) on investments	(51,605,789)	—	(51,605,789)	5,196,929	(46,408,860)

NGP CAPITAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 2: Restatements of Consolidated Financial Statements  – (continued)

	As Previously Reported	Reclassifications	As Reclassified	December 31, 2009 Restatement	As Restated
Net increase (decrease) in stockholders' equity (net assets) resulting from operations	(13,276,222)	—	(13,276,222)	(142,650)	(13,418,872)
Consolidated Statements of Operations:
For the Year Ended December 31, 2007
Interest and dividend income:	$35,991,108	$(35,991,108)	$—	$—	$—
Control investments – majority owned	—	2,254,549	2,254,549	—	2,254,549
Non-affiliate investments	—	33,736,559	33,736,559	—	33,736,559
Royalty income (loss), net of amortization:	1,202,902	(1,202,902)	—	—	—
Control investments – majority owned	—	13,049	13,049	—	13,049
Non-affiliate investments	—	1,189,853	1,189,853	—	1,189,853
State and excise taxes	71,932	—	71,932	(1,300)	70,632
Total operating expenses	18,238,203	—	18,238,203	(1,300)	18,236,903
Net investment income before income taxes	19,261,157	—	19,261,157	1,300	19,262,457
Benefit (provision) for income taxes	(122,808)	—	(122,808)	66,619	(56,189)
Net investment income	19,138,349	—	19,138,349	67,919	19,206,268
Net realized capital gain (loss) on portfolio securities, corporate notes and commodity derivative instruments:	6,721,176	(6,721,176)	—	—	—
Control investments – majority owned	—	6,721,176	6,721,176	—	6,721,176
Benefit (provision) for taxes on capital gain	—	—	—	(140,390)	(140,390)
Total net realized capital gain (loss) on investments	6,721,176	—	6,721,176	(140,390)	6,580,786
Net increase (decrease) in unrealized appreciation (depreciation) on portfolio securities, corporate notes and commodity derivative instruments:	5,008,291	(5,008,291)	—	—	—
Control investments – majority owned	—	8,000,000	8,000,000	—	8,000,000
Affiliate investments	—	(2,539,023)	(2,539,023)	—	(2,539,023)
Non-affiliate investments	—	(452,686)	(452,686)	—	(452,686)
Benefit (provision) for taxes on unrealized gain	—	—	—	(2,770,924)	(2,770,924)
Total net unrealized gain (loss) on investments	5,008,291	—	5,008,291	(2,770,924)	2,237,367
Net increase (decrease) in stockholders' equity (net assets) resulting from operations	30,867,816	—	30,867,816	(2,843,395)	28,024,421
Net increase (decrease) in stockholders' equity (net assets) resulting from operations per common share	1.78	—	1.78	(0.18)	1.60
Consolidated Statements of Cash Flows:
For the Year Ended December 31, 2008
Cash flows from operating activities
Net increase (decrease) in stockholders' equity (net assets) resulting from operations	$(13,276,222)	$—	$(13,276,222)	$(142,650)	$(13,418,872)
Effects of changes in operating assets and liabilities
Accounts receivable and other current assets	(23,808)	—	(23,808)	(148,422)	(172,230)
Current portion of deferred income taxes	(200,000)	—	(200,000)	(4,424,536)	(4,624,536)
Non-current deferred income taxes	(3,600,000)	—	(3,600,000)	4,715,608	1,115,608
Accounts payable and accrued expenses	(283,799)	(147,929)	(431,728)	—	(431,728)
Income taxes payable	3,381,379	147,929	3,529,308	—	3,529,308
Consolidated Statements of Cash Flows:
For the Year Ended December 31, 2007
Cash flows from operating activities
Net increase (decrease) in stockholders' equity (net assets) resulting from operations	$30,867,816	$—	$30,867,816	$(2,843,395)	$28,024,421
Effects of changes in operating assets and liabilities
Accounts receivable and other current assets	435,347	—	435,347	(43,750)	391,597
Current portion of deferred income taxes	—	—	—	2,770,924	2,770,924
Non-current deferred income taxes	—	—	—	116,221	116,221

NGP CAPITAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 3: Significant Accounting Policies

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the requirements for reporting on Form 10-K and Regulation S-X, as appropriate. The consolidated financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of such consolidated financial statements. We do not consolidate portfolio company investments, including those in which we have a controlling interest.

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

Cash and Cash Equivalents

Cash and cash equivalents include short-term, liquid investments with an original maturity of three months or less in accounts such as demand deposit accounts, money market accounts, certain overnight investment sweep accounts and money market fund accounts. Cash and cash equivalents are carried at cost, which approximates fair value.

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

NGP CAPITAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 3: Significant Accounting Policies  – (continued)

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

The methodologies for determining estimated current market values of comparable securities include estimates based on: recent initial offerings of comparable securities of public and private companies; recent secondary market sales of comparable securities of public and private companies; current market implied interest rates for comparable securities in general; and current market implied interest rates for non-comparable securities in general, with adjustments for such elements as size of issue, tenor, and liquidity. The investment team of the Manager considers some or all of the above valuation methods to determine the estimated current market value of a comparable security.

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

NGP CAPITAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 3: Significant Accounting Policies  – (continued)

occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different from the valuations currently assigned.

Securities Transactions, Interest and Dividend Income Recognition

All securities transactions are accounted for on a trade-date basis. Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected. Premiums and discounts are accreted into interest income using the effective interest method. Detachable warrants, other equity securities or property interests such as overriding royalty interests obtained in conjunction with the acquisition of debt securities are recorded separately from the debt securities at their initial fair value, with a corresponding amount recorded as a discount to the associated debt security. Income from overriding royalty interests is recognized as received and the recorded assets are charged amortization using the units of production method. The portion of the loan origination fees paid that represent additional yield or discount on a loan are deferred and accreted into interest income over the life of the loan using the effective interest method. Upon the prepayment of a loan or debt security, any unamortized loan origination fees are recorded as interest income and any unamortized premium or discount is recorded as a realized gain or loss. Market premiums or discounts on acquired loans or fixed income investments are accreted into interest income using the effective interest method. Dividend income is recognized on the ex-dividend date. The Company accrues interest and dividends on investments when there is no questions as to collectibility. When collectibility of interest or dividends is doubtful, the Company places the investment on non-accrual status and any existing interest or dividend receivable balances are evaluated to determine if a write off is necessary. Collectability of the interest and dividends is assessed based on many factors, including the portfolio company’s ability to service its loan based on current and projected cash flows as well as the current valuation of the portfolio company’s assets.

Payment-in-Kind Interest and Dividends

The Company may have investments in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK interest or dividends, computed at the contractual rate specified in each investment agreement, are added to the principal balance of the investment and recorded as interest or dividend income. For investments with PIK interest or dividends, the Company bases income accruals on the principal balance including any PIK. If the portfolio company’s asset valuation is not sufficient to cover the contractual interest, the Company will not accrue interest income or dividend income on the investment. To maintain the Company’s RIC status, this non-cash source of income must be paid out to stockholders in the form of dividends, even though the Company has not yet collected the cash. PIK interest income totaled $4.3 million net of a $0.8 million reserve in 2009, $2.3 million net of a $0.2 million reserve in 2008 and $4.5 million net of a $0.3 million reserve in 2007. There was no PIK dividend income recorded in 2009. There was no PIK dividend income recorded in 2008 after reserving the entire $0.3 million; and there was $0.2 million after reserving $0.1 million in 2007.

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

The Company has decided not to designate commodity derivative instruments as hedging instruments for financial accounting purposes. Net unrealized appreciation or depreciation reflects the change in derivative values during the reporting period including the reversal of previously recorded unrealized appreciation or depreciation, when settled gains or losses are realized.

NGP CAPITAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 3: Significant Accounting Policies  – (continued)

Fee Income Recognition

Fees primarily include financial advisory, transaction structuring, loan administration, commitment and prepayment fees. Financial advisory fees represent amounts received for providing advice and analysis to companies and are recognized as earned when such services are performed provided collection is probable. Transaction structuring fees represent amounts received for structuring, financing, and executing transactions and are generally payable only if the transaction closes. Such fees are deferred and accreted into interest income over the life of the loan using the effective interest method. Commitment fees represent amounts received for committed funding and are generally payable whether or not the transaction closes. On transactions that close within the commitment period, commitment fees are deferred and accreted into interest income over the life of the loan using the effective interest method. Commitment fees on transactions that do not close are generally recognized over the time period the commitment is outstanding. Prepayment and loan administration fees are recognized as they are received. Included in interest income is approximately $1.7 million in 2009, $1.5 million in 2008 and $3.0 million in 2007 of such accreted fee income.

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

The following table summarizes the Company’s recent distribution history:

Distribution History

Declaration Date	Amount	Record Date	Payment Date
March 19, 2008	$0.40	March 31, 2008	April 11, 2008
June 9, 2008	$0.40	June 30, 2008	July 11, 2008
September 10, 2008	$0.40	September 30, 2008	October 10, 2008
December 19, 2008	$0.41	December 29, 2008	January 5, 2009
March 10, 2009	$0.20	March 31, 2009	April 10, 2009
June 11, 2009	$0.12	June 30, 2009	July 10, 2009
September 10, 2009	$0.15	September 30, 2009	October 9, 2009
December 3, 2009	$0.17	December 31, 2009	January 7, 2010

The Company has established an “opt out” dividend reinvestment plan for its common stockholders. As a result, if the Company declares a dividend, then a stockholder’s cash dividend will be automatically reinvested in additional shares of the Company’s common stock unless the stockholder, or his or her broker, specifically “opts out” of the dividend reinvestment plan and elects to receive cash dividends. It is customary practice for many brokers to “opt out” of dividend reinvestment plans on behalf of their clients unless specifically instructed otherwise. As of December 31, 2009, holders of 2,372,306 shares, or approximately 11.0% of outstanding shares, were participants in the Company’s dividend reinvestment plan.

The Company’s plan provides for the plan agent to purchase shares in the open market for credit to the accounts of plan participants unless the average of the closing sales prices for the shares for the five days immediately preceding the payment date exceeds 110% of the most recently reported net asset value per share.

NGP CAPITAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 3: Significant Accounting Policies  – (continued)

The table below summarizes participation in the Company’s recent dividend reinvestment plan:

Dividend Reinvestment Plan Participation

		Percentage of Outstanding Shares			Purchased in Open Market		Common Stock Dividends
	Participating Shares		Total Distribution	Cash Dividends			Purchased Price	Newly Issued Shares
Dividend								Amount	Shares
March 2008	1,693,284	9.7%	$7,000,133	$6,322,815	$—		$16.3280	$677,318	41,482
June 2008	1,655,552	9.4%	$8,651,281	$7,989,060	$662,221		$15.6912	$—	—
September 2008	1,739,829	8.0%	$8,651,281	$7,955,350	$695,931		$11.4508	$—	—
December 2008	1,749,954	8.1%	$8,867,563	$8,150,082	$717,481		$9.5047	$—	—
March 2009	2,179,204	10.1%	$4,325,640	$3,889,799	$435,841		$6.4340	$—	—
June 2009	1,889,207	8.7%	$2,595,384	$2,368,679	$226,705		$5.7848	$—	—
September 2009	2,306,518	10.7%	$3,244,230	$2,898,252	$345,978		$7.6243	$—	—
December 2009	2,372,306	11.0%	$3,676,794	$3,273,502	$403,292	(1)	$8.8884	$—	—

(1)	Shares were purchased on January 7, 2010 for the December 2009 dividend. See above and Note 5 for further detail.

Income Taxes

We currently qualify as a RIC for federal income tax purposes, which generally allows us to avoid paying corporate income taxes on income or gains that we distribute to our stockholders. We have distributed and intend to distribute sufficient dividends to eliminate taxable income. We may also be subject to federal excise tax if we do not distribute at least 98% of our investment company taxable income in any calendar year and 98% of our capital gains in any calendar year. Dividends to stockholders are recorded on the ex-dividend date. The Company currently intends that its distributions each year will be sufficient to maintain the Company’s status as a RIC for federal income tax purposes and to eliminate significant excise tax liability.

Certain of our wholly owned subsidiaries have elected to be taxed as a corporation for federal income tax purposes. Each of these subsidiaries holds one or more portfolio investments listed on our Consolidated Schedule of Investments. These taxable subsidiaries allow us to hold portfolio companies organized as LLCs or other forms of pass-through entities and still satisfy the RIC tax requirement that at least 90% of our gross revenue for income tax purposes must consist of investment income. The income of the LLCs or other pass-through entities owned by our taxable subsidiaries is taxed to the subsidiary only and does not flow through to the RIC. We do not consolidate the taxable subsidiaries for income tax purposes. We do consolidate the results of our taxable subsidiaries for financial reporting purposes and therefore our Consolidated Statement of Operations reflects any income tax expense of those subsidiaries.

Note 4: Credit Facilities and Borrowings

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

On October 2, 2009, the Company entered into a Fourth Amendment to Amended and Restated Revolving Credit Agreement (the “Fourth Amendment”), among the Company, the lender parties thereto and SunTrust Bank, as administrative agent for the lenders. The Fourth Amendment extended the maturity of the Company’s Investment Facility from August 31, 2010 to August 31, 2012. The Company paid a 100 basis

NGP CAPITAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 4: Credit Facilities and Borrowings  – (continued)

point fee in conjunction with the extension of the maturity. Three of the four banks in the syndicate reduced their commitments, resulting in the reduction of the current commitments under the Investment Facility from $87.5 million to $67.5 million.

Under the terms of the Company’s Amended and Restated Revolving Credit Agreement (as amended, the “Investment Facility”), the lenders have agreed to extend revolving credit to the Company in an amount not to exceed $67.5 million, with the ability to increase the credit available to an amount not to exceed $107.5 million by obtaining additional commitments from existing lenders or new lenders. The total amount committed was $67.5 million and $67.5 million was outstanding under the Investment Facility as of December 31, 2009. By comparison, the total amount committed as of December 31, 2008 was $87.5 million and $45.0 million was outstanding under the Investment Facility. The Investment Facility matures on August 31, 2012, and bears interest, at the Company’s option, at either (i) LIBOR plus 425 to 575 basis points, based on the degree of leverage of the Company or (ii) the base rate plus 325 to 475 basis points, based on the degree of leverage of the Company. Proceeds from the Investment Facility will be used to supplement the Company’s equity capital to make portfolio investments. As of December 31, 2009, the interest rate was 7.0% on $67.5 million (Prime plus 375 basis points).

The obligations under the Investment Facility are collateralized by substantially all of the Company’s assets and are guaranteed by the Company’s existing and future subsidiaries, other than special purpose subsidiaries and certain other subsidiaries. The Investment Facility contains affirmative and reporting covenants and certain financial ratio and restrictive covenants, including: (a) maintaining a ratio of net asset value to consolidated total indebtedness (excluding net hedging liabilities) of the Company and its subsidiaries, of not less than 2.25:1.0, (b) maintaining a ratio of net asset value to consolidated total indebtedness (including net hedging liabilities) of the Company and its subsidiaries, of not less than 2.0:1.0, (c) maintaining a ratio of EBITDA to interest expense of the Company and its subsidiaries of not less than 3.0:1.0, (d) limitations on additional indebtedness, (e) limitations on liens, (f) limitations on mergers and other fundamental changes, (g) limitations on dividends, (h) limitations on disposition of assets other than in the normal course of business, (i) limitations on transactions with affiliates, (j) limitations on agreements that prohibit liens on properties of the Company and its subsidiary guarantors, (k) limitations on sale and leaseback transactions, (l) limitations on speculative hedging transactions and (m) limitations on the aggregate amount of unfunded commitments. From time to time, certain of the lenders may provide customary commercial and investment banking services to the Company.

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

Note 5: Issuance of Common Stock

On August 6, 2004, the Company, in its initial capitalization transaction, sold 100 shares of common stock to NGP Energy Capital Management, L.L.C. (formerly known as Natural Gas Partners, L.L.C.) for $15.00 per share. On November 9, 2004, the Company’s Registration Statement on Form N-2 (Registration No. 333-118279) was declared effective by the SEC in connection with the public offering of 16,000,000 shares of common stock (plus up to 2,400,000 additional shares of common stock upon the exercise of the underwriters’ over-allotment option), which commenced on November 10, 2004. The number of securities covered by the registration statement, including the shares of common stock subject to the underwriters’

NGP CAPITAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 5: Issuance of Common Stock  – (continued)

over-allotment option, was 18,400,000, of which 17,400,000 were sold to the public at a price of $15.00 per share. The net proceeds from this offering, after deducting expenses of approximately $2,308,000 and underwriting discounts and commissions of $0.825 per share, were approximately $244,337,000.

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

The Company has issued a total of 141,714 shares of common stock to participants in the dividend reinvestment plan since the inception of the plan. See Dividends in Note 3.

Note 6: Investment Management

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

The entire amount of the $1,415,866 management and incentive fees payable to the Manager as of December 31, 2009 consists of the base management fee for the quarter ended December 31, 2009.

As a result of the accounting errors that necessitated the restatement of our Financial Statements, between 2007 and 2009, the Company overpaid the Manager's management and incentive fees by approximately $34,600. The Company overpaid the base management fee to the Manager in 2008 and 2009 by approximately $33,400. These errors resulted principally from the incorrect reporting of Total Assets and Net Assets. In 2007, the Company underpaid the Manager’s investment income incentive fee by approximately

NGP CAPITAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 6: Investment Management  – (continued)

$13,500 and overpaid the capital gains fee by approximately $14,700. The approximate $33,400 net overpayment to the Manager was settled in the first quarter of 2010.

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

No investment income incentive fees were earned for the years ended 2009 and 2008, compared to $88,060 accrued for 2007. The incentive fees due in any fiscal quarter will be calculated as follows:

•	no incentive fee in any fiscal quarter in which the Company’s net investment income does not exceed the hurdle rate.
•	20% of the amount of the Company’s net investment income, if any, that exceeds the hurdle rate in any fiscal quarter.

The second part of the incentive fee (the “Capital Gains Fee”) is determined and payable in arrears as of the end of each fiscal year (or upon termination of the investment advisory agreement, as of the termination date), and equals (1) 20% of (a) the Company’s net realized capital gain (realized capital gains less realized capital losses) on a cumulative basis from the closing date of the Company’s initial public offering to the end of such fiscal year, less (b) any unrealized capital depreciation at the end of such fiscal year, less (2) the aggregate amount of all Capital Gains Fees paid to the Manager in prior fiscal years. No capital gains incentive fees were earned for the years 2009 and 2008, compared to $348,515 accrued for 2007.

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

NGP CAPITAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 6: Investment Management  – (continued)

The investment advisory agreement was originally approved by the Company’s Board of Directors on November 9, 2004. The investment advisory agreement provides that unless terminated earlier as described below, the agreement shall remain in effect from year-to-year after November 9, 2006, provided continuation is approved at least annually by the Board of Directors or by the affirmative vote of the holders of a majority of the Company’s outstanding voting securities, including, in either case, approval by a majority of the Company’s directors who are not interested persons. On November 3, 2009, the Company’s Board of Directors, including all of the independent directors, approved an extension of the investment advisory agreement through November 9, 2010.

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

NGP CAPITAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 6: Investment Management  – (continued)

agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party and will automatically terminate in the event of its “assignment” (as defined in the 1940 Act).

Of the $1,098,414 in accounts payable as of December 31, 2009, $311,886 is due to the Administrator for expenses incurred on the Company’s behalf for the month of December 2009.

The administration agreement was originally approved by the Company’s Board of Directors on November 9, 2004. The administration agreement provides that unless terminated earlier the agreement will continue in effect until November 9, 2006, and from year-to-year thereafter provided such continuance is approved at least annually by (i) the Company’s Board of Directors and (ii) a majority of the Company’s directors who are not parties to the administration agreement or “interested persons” of any such party. On November 3, 2009, the Company’s Board of Directors, including all of the independent directors, approved the continuation of the administration agreement through November 9, 2010.

The foregoing description of the administration agreement is qualified in its entirety by reference to the full text of the document, a copy of which was filed as Exhibit 10.2 to the Company’s Form 10-K for the year ended December 31, 2004, and is incorporated herein by reference.

Note 7: Organizational Expenses and Offering Costs

A portion of the net proceeds of the Company’s secondary offering on February 6, 2008 were used for offering costs of approximately $781,000 and recognized in 2008. Organizational expenses were expensed as incurred. Offering costs were charged to paid-in capital in excess of par.

Note 8: Federal Income Taxes

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

For the five years ended December 31, 2009, the Company met all RIC requirements. The Company distributed substantially all of its investment company taxable income for these years. Thus, the Company did not incur any federal income tax liability for any of these periods.

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

Certain of our wholly owned subsidiaries have elected to be taxed as a corporation for federal income tax purposes. The following Company consolidated subsidiaries taxable entities: NGPC Asset Holdings, LP, NGPC Asset Holdings II, LP, NGPC Asset Holdings III, LP, NGPC Asset Holdings V, LP and NGPC Asset

NGP CAPITAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 8: Federal Income Taxes  – (continued)

Holdings VI, LP, collectively (“NGPCAH”). Each of these subsidiaries holds one or more portfolio investments listed on our Consolidated Schedule of Investments. These taxable subsidiaries allow us to hold portfolio companies organized as LLCs or other forms of pass-through entities and still satisfy the RIC tax requirement that at least 90% of our gross revenue for income tax purposes must consist of investment income. The income of the LLCs or other pass-through entities owned by our taxable subsidiaries is taxed to the subsidiary only and does not flow through to the RIC. We do not consolidate the taxable subsidiaries for income tax purposes. We do consolidate the results of our taxable subsidiaries for financial reporting purposes and therefore our Consolidated Statement of Operations reflects any income tax expense of those subsidiaries.

Deferred income tax provisions result from temporary differences in the recognition of income and expenses for financial reporting purposes and for income tax purposes. Of the total net deferred tax liabilities as of December 31, 2009 of $23,157, $2,979,209 are current deferred tax assets and $3,002,366 are non-current deferred tax liabilities. The significant components of the income tax effects of these temporary differences, representing deferred income tax assets are as follows:

	Year Ended December 31, 2009	Year Ended December 31, 2008 As Restated	Year Ended December 31, 2007 As Restated
Deferred tax assets
Net operating loss carryforwards	$389,002	$85,110	$1,969,966
Unrealized gains – net		2,426,004	—
Investment in partnerships – Federal	5,623,150	—	—
Net organization costs	—	—	—
Total gross deferred tax assets	6,012,152	2,511,114	1,969,966
Less valuation allowance	(2,554,924)	(592,474)	(109,750)
Net deferred tax assets	3,457,228	1,918,640	1,860,216
Deferred tax liabilities
Unrealized gain (loss)	—	—	(2,770,924)
Investment in partnerships – Federal	(3,480,385)	(1,296,857)	(1,976,437)
Total gross deferred tax liabilities	(3,480,385)	(1,296,857)	(4,747,361)
Net deferred tax assets (liablilities)	$(23,157)	$621,783	$(2,887,145)

Federal and state income tax provisions on net investment income and capital gains of the Company and its taxable consolidated subsidiaries are as follows:

	Year Ended December 31, 2009	Year Ended December 31, 2008 As Restated	Year Ended December 31, 2007 As Restated
Current:
U.S. federal – net investment income	$(2,040,673)	$(1,297,806)	$(61,332)
U.S. federal – capital gains	—	4,517,443	140,390
State	191,257	—	1,300
	$(1,849,416)	$3,219,637	$80,358
Deferred:
U.S. federal – net investment income	$1,868,762	$1,688,001	$116,221
U.S. federal – capital gains	(1,223,821)	(5,196,929)	2,770,924
	$644,941	$(3,508,928)	$2,887,145
Total:
U.S. federal – net investment income	$(171,911)	$390,195	$54,889
U.S. federal – capital gains	(1,223,821)	(679,486)	2,911,314
State	191,257	—	1,300
	$(1,204,475)	$(289,291)	$2,967,503

NGP CAPITAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 8: Federal Income Taxes  – (continued)

Actual income tax expense differs from income tax expense computed by applying the U.S. federal statutory corporate rate of 34% to net investment income before provision for income taxes. These differences and the differences between the effective income tax rate and the statutory Federal tax rate were as follows:

	Year Ended December 31, 2009		Year Ended December 31, 2008 As Restated		Year Ended December 31, 2007 As Restated
Net income (loss) before taxes	$(10,013,829)		$(13,708,163)		$30,990,624
Provision (benefit) at the statutory rate	(3,404,702)	34.0%	(4,660,775)	34.0%	10,536,812	34.0%
Increase (decrease) in provision resulting from:
RIC loss (income) not subject to income taxes	84,275	(0.8)%	3,888,108	(28.4)%	(7,646,937)	(24.7)%
State income taxes, net of federal benefit	122,599	(1.2)%	—	0.0%	858	0.0%
Permanent differences, current period	12,801	(0.1)%	652	0.0%	—	0.0%
Valuation allowance	1,962,450	(19.6)%	482,724	(3.5)%	109,750	0.4%
Other	18,102	(0.2)%		0.0%	(32,980)	(0.1)%
Toal provision (benefit)	$(1,204,475)	12.1%	$(289,291)	2.1%	$2,967,503	9.6%
Effective tax rate	12.1%		2.1%		9.6%

Note 9: Commitments and Contingencies

As of December 31, 2009, the Company had investments in or commitments to fund investments to sixteen portfolio companies totaling $248.0 million, of which $242.7 million was outstanding and $5.4 million remained available. In addition, the Company has continuing obligations under the investment advisory agreement with the Manager and the administration agreement with the Administrator. The agreements provide that, absent willful misfeasance, bad faith or gross negligence in the performance of its duties or the reckless disregard of its duties and obligations, the Manager, the Administrator and its officers, managers, agents, employees, controlling persons, members and any other person or entity affiliated with them will be entitled to indemnification from the Company for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of the Manager’s or Administrator’s services under the agreements or otherwise as the Company’s investment adviser or administrator. The agreements also provide that the Manager, the Administrator and their affiliates will not be liable to the Company or any stockholder for any error of judgment, mistake of law, any loss or damage with respect to any of the Company’s investments, or any action taken or omitted to be taken by the Manager or the Administrator in connection with the performance of any of their duties or obligations under the agreements or otherwise as investment adviser or administrator to the Company, except to the extent specified in Section 36(b) of the 1940 Act concerning loss resulting from a breach of fiduciary duty with respect to the receipt of compensation for services. In the normal course of business, the Company enters into a variety of undertakings containing a variety of representations that may expose the Company to some risk of loss. The amount of future loss, if any arising from such undertakings, while not quantifiable, is not expected to be significant.

NGP CAPITAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 10: Dividends and Distributions

The Company declared dividends for the year ended December 31, 2009 totaling $13,842,049, or $0.64 per share. For tax purposes, approximately $2,162,420 of the distributions were paid from ordinary income, approximately $958,406 were paid from long-term capital gains, approximately $7,044,429 of the distributions were paid from non-taxable return of capital and $3,676,794 of the distributions paid on January 7, 2010 were treated as arising in 2010. All of our taxable dividends declared for the year ended December 31, 2009 were classified as non-qualifying dividends.

The following table summarizes the Company’s recent distribution history.

Distribution History

Declaration Date	Amount	Record Date	Payment Date
March 19, 2008	$0.40	March 31, 2008	April 11, 2008
June 9, 2008	$0.40	June 30, 2008	July 11, 2008
September 10, 2008	$0.40	September 30, 2008	October 10, 2008
December 19, 2008	$0.41	December 29, 2008	January 5, 2009
March 10, 2009	$0.20	March 31, 2009	April 10, 2009
June 11, 2009	$0.12	June 30, 2009	July 10, 2009
September 10, 2009	$0.15	September 30, 2009	October 9, 2009
December 3, 2009	$0.17	December 31, 2009	January 7, 2010

NGP CAPITAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 10: Dividends and Distributions  – (continued)

The following table summarizes the differences between financial statement net increase in net assets resulting from operations and taxable income available for distribution to shareholders for the years ending December 31, 2009, 2008 and 2007:

	Year Ended December 31, 2009	Year Ended December 31, 2008 As Restated	Year Ended December 31, 2007 As Restated
Net increase (decrease) in net assets resulting from operations	$(8,819,004)	$(13,418,872)	$28,024,421
Adjustments:
Net change in unrealized (appreciation) depreciation, net of income tax (benefit)/provision	4,500,849	46,408,860	(2,237,367)
Amortization of organization costs	(82,226)	(140,962)	(140,962)
Amortization of insurance premiums	781,648	791,394	560,800
Insurance premiums deducted in prior year	(732,075)	(789,644)	(791,677)
Net income from consolidating affiliate	(146,765)	(169,808)	(305,350)
Revenue from affiliates	340,000	320,000	—
Administrative fees of affiliate	554,852	108,442	444,070
Realized (gain)/loss of affiliate, net of income tax (benefit)/provision	377,172	(8,769,153)	(313,311)
Asset write-off of affiliate	850,224	—	—
Dividend income from consolidating affiliate	—	6,500,000	—
Allowance for uncollectible interest and dividends	791,208	3,269,715	323,820
State taxes, tax penalty, interest and fees	248,737	152,125	—
Non-deductible incentive fees	—	—	348,515
Prior year post October loss reversed	—	—	(71,458)
Prior year capital loss carryforward	—	—	(174,401)
Non-deductible excise tax	—	—	12,218
Prior year defaulted interest	(2,911,535)	—	—
Income tax provision on net investment income of affiliates	28,997	390,195	56,189
Other	15,999	12,280	18,418
Taxable income available for distribution to shareholders	(4,201,919)	34,664,572	25,753,925
Current year non-deductible net operating loss	5,160,325	—	—
Less:
Dividends declared	13,842,049	33,170,257	25,151,888
Dividends payable at current year end	(3,676,794)	—	—
Prior year Section 855 dividends	(2,162,420)	(543,997)	(634,676)
Under distribution of taxable income (return of capital)	$(7,044,429)	$2,038,312	$1,236,713

NGP CAPITAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 10: Dividends and Distributions  – (continued)

As of December 31, 2009, the components of net assets (excluding paid in capital) on a tax basis consisted of a $4,944,530 undistributed net investment loss and net unrealized depreciation of portfolio securities, corporate notes and commodity derivative instruments of $50,075,613. There were no undistributed long-term gains for the year ended December 31, 2009. The temporary timing differences between book and tax amounts consist of amortization of insurance premiums, uncollectible interest and the dividend paid on January 7, 2010.

At December 31, 2009 the aggregate cost of total investments for federal income tax purposes was $253.7 million.

Note 11: Reclassifications

GAAP requires adjustments to certain components of net assets to reflect permanent differences between financial and tax reporting. These reclassifications have no effect on total net assets or net asset value per share. The table below summarizes the reclassifications from undistributed net investment income (loss), undistributed net realized capital gain (loss), and paid-in capital in excess of par for the years ended December 31, 2009, December 31, 2008, as restated and December 31, 2007, as restated. These reclassifications are primarily due to operating losses, return of capital distributions, reclassification of the distribution of dividends paid, non-deductible meal expenses, non-deductible excise taxes, income and expenses from wholly owned subsidiaries and the $13.9 million write-off of the Company’s investment in Nighthawk.

Year	Undistributed Net Investment Income (Loss)	Undistributed Net Realized Capital Gain (Loss)	Paid-in Capital in Excess of Par
2009	$2,293,828	$12,180,142	$(14,473,970)
2008, as restated	$5,457,699	$(7,415,573)	$1,957,874
2007, as restated	$120,359	$140,390	$(260,749)

Note 12: Subsequent Events

In January 2010, the Company repaid the entire $67.5 million balance on its Investment Credit Facility. In February 2010, the Company had a letter of credit in the amount of $2.594 million issued under the Investment Facility with respect to its investment in Alden Resources, LLC (“Alden”). In March 2010, the Company borrowed $64.9 million under the Investment Facility. As of the date of this filing, the Investment Facility is fully drawn.

In February 2010, the Company amended its Senior Secured Credit Facility (the “Alden Facility”) with Alden. The amendment provides Alden with a $3.0 million Revolving Credit Facility (the “Revolver”) with initial availability of $2.7 million. Additionally, the Company arranged a $3.25 million Letter of Credit Facility (the “L/C Facility”) for Alden through SunTrust Bank. The letter of credit under the L/C Facility was issued on behalf of Alden and guaranteed by the Company. Initially, a $2.594 million letter of credit was issued to secure a series of reclamation bonds issued by Argo Surety. The terms of the Revolver and the L/C Facility are the same as the Alden Facility (12% cash interest, 15% PIK). As additional consideration for providing the Revolver and the L/C Facility, the Company will earn an incremental 0.5% Royalty Interest on all of Alden’s revenue.

In February 2010, the Company and Black Pool Energy Partners, LLC (“Black Pool”) agreed to amend the Company’s Credit Agreement with Black Pool. Under the amended terms, the Company consented to Black Pool’s sale of a 37.5% working interest in certain offshore wells to a third party for $7.1 million. Proceeds from the sale will be used to pay completion costs for the offshore wells, to repay debt and to retire accounts payable. As consideration for its consent, interest on the facility will increase from 12% to 15% (LIBOR + 11% with a floor of 4%).

NGP CAPITAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 12: Subsequent Events  – (continued)

In March 2010, the Company and Tammany Oil & Gas, LLC (“Tammany”) agreed to amend the Company’s Credit Agreement with Tammany. Under the amended terms, the Company extended the maturity of the Credit Agreement from March 21, 2010 to April 21, 2010. As consideration for the extension, the Company received an amendment fee of $125,000.

Note 13: Supplemental Disclosure of Cash Flow Information

Non-cash operating activities for the year ended December 31, 2009, included payment-in-kind interest income of $4,118,174, and net changes in amortizations consisting of amortization of original issue discount of $1,782,035, less amortization of basis in limited term royalty interests of $14,983,831 and amortization of basis in overriding royalty interests of $111,054. The net change in prepaid credit facility fees, insurance premiums, prepaid taxes and prepaid offering costs was an increase of $302,563, resulting from additions of $2,737,397 (including $156,617 of prepaid offering costs) less amortization of $2,434,834.

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

Note 14: Fair Value

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets that were accounted for at fair value on a recurring basis as of December 31, 2009. Fair value accounting classifies financial assets and liabilities in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. The Company estimates the fair value of the crude oil and

NGP CAPITAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 14: Fair Value  – (continued)

natural gas options using a combined income and market based valuation methodology based upon forward commodity price and volatility curves. Independent pricing services provide the curves which reflect broker market quotes.

The following table presents changes in the Company’s assets measured at fair value on a recurring basis at December 31, 2009:

		Fair Value Measurements as of December 31, 2009
Assets at Fair Value	Total	Quoted Prices in Active Markets (Level 1)	Prices with Observable Market Inputs (Level 2)	Unobservable Inputs (Level 3)
Long term investments
Control investments	$72,449,620	$—	$—	$72,449,620
Affiliate investments	31,578,945	—	—	31,578,945
Non-affiliate investments	86,965,378	—	—	86,965,378
Corporate notes	9,062,200	—	—	9,062,200
Crude oil put options	49,000	—	—	49,000
Total assets at fair value	$200,105,143	$—	$—	$200,105,143

The Company did not have any liabilities that were measured at fair value on a recurring basis at December 31, 2009.

The following table presents the changes in the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at December 31, 2008 and at December 31, 2009.

		Assets at Fair Value Using Unobservable Inputs (Level 3)
	Control Investments	Affiliate Investments	Non-affiliate Investments	Corporate Notes	Commodity Derivative Instruments	Total Investments
Balance as of December 31, 2008	$24,570,000	$44,416,490	$175,243,078	$6,350,000	$8,212,872	$258,792,440
Transfers in (out) of Level 3	—	—	—	—	—	—
Net amortization of premiums, discounts and fees	230,291	641,134	(14,136,940)	(47,335)	—	(13,312,850)
Net realized gains (losses)	(487,666)	—	(13,841,281)	—	—	(14,328,947)
Net unrealized gains (losses)	(24,270,852)	2,993,146	20,323,870	2,759,535	(7,419,877)	(5,614,178)
Change in control	60,209,345	—	(60,209,345)	—	—	—
Purchases	10,774,995	4,990,612	33,543,758	—	—	49,309,365
Payment-in-kind	1,423,507	1,648,674	1,045,993	—	—	4,118,174
Sales and repayments	—	(23,111,111)	(55,003,755)	—	—	(78,114,866)
Settlements	—	—	—	—	(743,995)	(743,995)
Balance as of December 31, 2009	$72,449,620	$31,578,945	$86,965,378	$9,062,200	$49,000	$200,105,143

Of the $14,328,947 net realized losses before taxes presented in the table above, $14,799,688 relates to the write-off of our investment in Nighthawk. The Company presents net realized losses on the Consolidated Statement of Operations as “Net realized capital gain (loss) on investments.” Of the $5,614,178 net unrealized losses before taxes presented in the table above, $7,419,877 relates to unrealized losses upon realization of gains of commodity derivative instruments maturities during 2009. The offsetting balance of $1,805,699 gain relates primarily to the higher market value of corporate notes and a mix of gains and losses on other

NGP CAPITAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 14: Fair Value  – (continued)

portfolio investments. The Company presents net unrealized losses on the Consolidated Statement of Operations as “Net increase (decrease) in unrealized appreciation (depreciation) on portfolio securities, corporate notes and commodity derivative instruments.”

During 2009, investments totaling $60,209,345 changed from non-affiliate investments (less than 5% owned) to control investments-majority owned (50% to 100% owned). $36,228,083 was a result of the Company’s acquisition of 100% of the equity interest in Alden, as part of the recapitalization and restructuring of Alden’s Senior Secured Credit Facility. $23,981,262 was a result of the foreclosure on 100% of the stock of Formidable, LLC.

For comparison, the following table presents the Company’s assets measured at fair value on a recurring basis at December 31, 2008:

	Fair Value Measurements as of December 31, 2008
Assets at Fair Value	Total	Quoted Prices in Active Markets (Level 1)	Prices with Observable Market Inputs (Level 2)	Unobservable Inputs (Level 3)
Long Term Investments
Control Investment	$24,570,000	$—	$—	$24,570,000
Affiliate investments	44,416,490	—	—	44,416,490
Non-affiliate investments	175,243,078	—	—	175,243,078
Corporate notes	6,350,000	—	—	6,350,000
Commodity derivative instruments	8,212,872	—	—	8,212,872
Total Assets at Fair Value	$258,792,440	$—	$—	$258,792,440

The Company did not have any liabilities that were measured at fair value on a recurring basis at December 31, 2008.

The following table presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at December 31, 2007 and at December 31, 2008.

	Assets at Fair Value Using Unobservable Inputs (Level 3)
	Control Investments	Affiliate Investments	Non-affiliate Investments	Corporate Notes	Commodity Derivative Instruments	Total Investments
Balance as of December 31, 2007	$29,669,857	$—	$242,678,716	$—	$—	$272,348,573
Transfers in (out) of Level 3			11,880,000	8,955,500	—	20,835,500
Net amortization of premiums, discounts and fees	—	101,392	(7,162,013)	(44,700)	—	(7,105,321)
Net realized gains (losses)	13,286,596		5,964,494	—	—	19,251,090
Net unrealized gains (losses)	(14,285,085)	(2,132,385)	(40,066,296)	(2,560,800)	7,438,777	(51,605,789)
Change in Control	13,418,453	24,778,494	(38,196,947)	—	—	—
Purchases	(8,519,821)	21,062,432	63,008,302	—	1,546,700	77,097,613
Payment-in-kind	—	606,557	1,728,817	—	—	2,335,374
Sales and repayments	(9,000,000)	—	(64,591,995)	—	—	(73,591,995)
Settlements	—	—	—	—	(772,605)	(772,605)
Balance as of December 31, 2008	$24,570,000	$44,416,490	$175,243,078	$6,350,000	$8,212,872	$258,792,440

Of the $51,605,789 net unrealized losses presented in the table above, $8,740,359 relates to the reversals of unrealized gains recognized in 2007 and offset in 2008 by realized gains. Unrealized gains of $38,885 were related to redemptions of warrants and ORRI, leaving the remaining $42,904,315 related to investments that

NGP CAPITAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 14: Fair Value  – (continued)

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

During 2008, $24,778,494 of non-affiliate investments (less than 5% owned) changed to affiliate investments (5% to 25% owned) when our convertible term note with Resaca Exploitation, Inc. (“Resaca”) converted to common stock representing 7.13% ownership in Resaca in July 2008. An additional $13,418,453 of non-affiliate investments changed to control investments — majority owned (50% to 100% owned) when we acquired 100% of the Class A Preferred Units of DeanLake Operator, LLC (“DeanLake”) in exchange for DeanLake’s senior secured term loan in July 2008.

Note 15: Commodity Derivative Instruments

The Company may periodically enter into commodity derivative instruments to manage our exposure to commodity price fluctuations. The Company uses all of its derivatives for risk management purposes and does not hold any amounts for speculative or trading purposes. These contracts generally consist of options contracts on underlying commodities.

The Company acquired a limited term royalty interest from ATP Oil & Gas Corporation and will receive royalty payments from this investment that are based on crude oil and natural gas production and prices. As a result, the Company is exposed to fluctuations in crude oil and natural gas prices. As of June 4, 2008, the Company had entered into option contracts to manage the price risk associated with these royalty payments. The Company accounts for derivative instruments and hedging activities in accordance with derivative instruments and hedging accounting rules. The Company has decided not to designate these instruments as hedging instruments for financial accounting purposes. As a result, we recognize the change in the instruments’ fair value currently on the Consolidated Statement of Operations as net increase (decrease) in unrealized appreciation (depreciation) on portfolio securities, corporate notes and commodity derivative instruments.

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

The components of gains (losses) on commodity derivative instruments are as follows:

	For the Years Ended
	December 31, 2009	December 31, 2008
Unrealized gains (losses) on commodity derivatives	$(7,419,877)	$7,438,777
Realized gains (losses) on commodity derivatives	5,999,932	2,315,484
Net gains (losses) on commodity derivative instruments	$(1,419,945)	$9,754,261

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

NGP CAPITAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 15: Commodity Derivative Instruments  – (continued)

Below is a summary of the Company’s commodity derivative instruments as of December 31, 2009.

	Volumes (Bbls) at December 31, 2009	Weighted Average Strike Price per Bbl	Fair Value at December 31, 2009
Oil:
Put Options:
2010	7,000	$85.00	$49,000
Total Oil Put Options	7,000		$49,000

Note 16: Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update, primarily codified into ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), which established a framework for measuring fair value and required additional disclosures about fair value measurements. As of January 1, 2009, the Company has considered the new guidance and there is no impact to our consolidated financial statements.

In March 2008, the FASB issued an accounting standards update, primarily codified into ASC Topic 815, Derivatives and Hedging, on disclosures about derivative instruments and hedging activities. The new accounting guidance does not change the accounting for derivatives but requires enhanced disclosures about derivative strategies and accounting practices. The Company adopted the new guidance as of January 1, 2009.

In April 2009, the FASB issued three new accounting standards relating to certain aspects of fair value measurement and related disclosures, also included in ASC Topic 820. The accounting standards update was effective April 1, 2009. The Company does not believe that the adoption of these standards will have an impact on its consolidated financial statements.

In April 2009, the FASB issued an accounting standards update, included in ASC Topic 820, to provide additional guidance for estimating the fair value of assets or liabilities with low levels of activity. The new guidance was effective prospectively for interim and annual reporting periods ending after June 15, 2009. The Company adopted the new guidance in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2009. The adoption of this new accounting guidance did not have a material effect on the Company’s consolidated financial statements or disclosures.

In May 2009, the FASB issued an accounting standards update on subsequent events, which was primarily codified into ASC Topic 855. The Company adopted ASC 855 in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2009. In February 2010, the FASB issued ASU (“ASU”) No. 2010-09, Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”) which amends ASC 855 to define an SEC filer and remove the requirement for an SEC filer to disclose the date, in both issued and revised financial statements, through which it has evaluated subsequent events. This change alleviates potential conflicts with current SEC guidance. ASU No. 2010-09 is effective upon issuance for all entities other than conduit bond obligors. The Company adopted the requirements of ASU No 2010-09 on the effective date. See Note 12 for a listing of subsequent events.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures, which amends ASC 820 and requires additional disclosure related to recurring and non-recurring fair value measurements in respect to transfers in and out of Levels 1 and 2 and activity in Level 3 fair value measurements. The update also clarifies existing disclosure requirements related to activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company adopted the new guidance in its annual Report on 10-K for the year ended December 31, 2009.

NGP CAPITAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 17: Financial Highlights

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED FINANCIAL HIGHLIGHTS

	Year Ended December 31, 2009	Year Ended December 31, 2008 As Restated	Year Ended December 31, 2007 As Restated	Year Ended December 31, 2006	Year Ended December 31, 2005
Per Share Data(1)
Net asset value, beginning of period	$12.15	$14.14	$13.96	$14.02	$14.03
Increase in net assets as a result of secondary public stock offering	—	0.40	—	—	—
Underwriting discounts and commissions related to secondary public stock offering	—	(0.15)	—	—	—
Other costs related to secondary public stock offering	—	(0.03)	—	—	—
Net increase in net assets from secondary public offering	—	0.22	—	—	—
Net asset value after public stock offering	12.15	14.36	13.96	14.02	14.03
Net investment income	0.46	0.84	1.10	0.95	0.60
Net realized and unrealized gain (loss) on portfolio securities, corporate notes and commodity derivative instruments(3)	(0.87)	(1.44)	0.52	(0.09)	0.05
Net increase (decrease) in stockholders’ equity (net assets) resulting from operations	(0.41)	(0.60)	1.62	0.86	0.65
Dividends declared	(0.64)	(1.61)	(1.44)	(0.92)	(0.66)
Net asset value, end of period	$11.10	$12.15	$14.14	$13.96	$14.02
Market value, beginning of period	$8.37	$15.63	$16.75	$13.13	$15.37
Market value, end of period	$8.13	$8.37	$15.63	$16.75	$13.13
Market value return(2)	6.34%	(39.42)%	2.00%	35.60%	(10.67)%
Net asset value return(2)	0.01%	(2.80)%	10.72%	5.84%	4.49%
Ratios and Supplemental Data ($ and shares in thousands)
Net assets, end of period	$240,176	$262,837	$247,416	$243,258	$243,898
Average net assets	$251,506	$255,126	$245,337	$243,578	$243,969
Common shares outstanding at the end of the period	21,628	21,628	17,500	17,422	17,400
Total operating expenses/average net assets	5.81%	7.37%	7.43%	4.50%	2.83%
Total operating expenses less management and incentive fees and interest expense/average net assets	2.11%	1.79%	1.61%	1.51%	1.23%
Total operating expenses less management and incentive fees/average net assets	3.25%	4.40%	4.62%	2.56%	1.31%
Net investment income/average net assets	3.94%	7.16%	7.83%	6.79%	4.27%
Net increase (decrease) in net assets resulting from operations/average net assets	(3.51)%	(5.26)%	11.42%	6.16%	4.65%
Portfolio turnover rate	31.35%	29.15%	51.50%	25.24%	13.77%

(1)	Per Share Data is based on common shares outstanding at the end of the period.
(2)	Return calculations assume reinvestment of dividends and are not annualized.
(3)	Calculated as a balancing amount necessary to reconcile the change in net assets value per share with the other per share information presented. This amount may not agree with the aggregate gains and losses for the period because the difference in the net asset value at the beginning and end of year may not equal the per share changes of the line items disclosed.

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 18: Selected Quarterly Financial Data (unaudited)

(In Thousands, Except Per Share Amounts)

As discussed in Note 2, we have restated previously issued financial statements. We will amend the previously filed quarterly reports on Form 10-Q for each of the quarters in 2007, 2008 and the first three quarters in 2009. For this reason, readers should no longer rely on those previously issued Financial Statements (and the unaudited selected financial data for each of the quarters in 2007 and 2008 and the first three quarters in 2009) and the related information contained in such previously filed reports. The restated financial results for each respective period are reflected in the table below. Quarterly financial information for each of the quarters in 2007, 2008 and 2009 is summarized below:

As Filed	Investment Income		Net Investment Income (Loss)		Net Realized and Unrealized Gain (Loss) on Portfolio Securities, Corporate Notes and Commodity Derivative Instruments		Net Increase (Decrease) in Stockholders’ Equity (Net Assets) Resulting from Operations
Quarter Ended	Total	Per Share	Total	Per Share	Total	Per Share	Total	Per Share
March 31, 2007	$8,477	$0.49	$4,417	$0.25	$3,730	$0.22	$8,147	$0.47
June 30, 2007	$9,744	$0.56	$4,511	$0.26	$8,958	$0.52	$13,469	$0.78
September 30, 2007	$9,059	$0.52	$5,258	$0.31	$(1,063)	$(0.07)	$4,195	$0.24
December 31, 2007	$10,219	$0.58	$4,952	$0.27	$105	$0.02	$5,057	$0.29
March 31, 2008	$9,538	$0.55	$4,141	$0.24	$(1,746)	$(0.10)	$2,395	$0.14
June 30, 2008	$8,197	$0.38	$3,759	$0.13	$1,611	$0.09	$5,371	$0.25
September 30, 2008	$9,870	$0.46	$4,266	$0.19	$10,188	$0.47	$14,454	$0.66
December 31, 2008	$9,856	$0.46	$11,412	$0.53	$(46,908)	$(2.17)	$(35,496)	$(1.67)
March 31, 2009	$8,533	$0.39	$5,874	$0.27	$(24,560)	$(1.14)	$(18,686)	$(0.86)
June 30, 2009	$5,537	$0.26	$1,897	$0.09	$(4,483)	$(0.21)	$(2,586)	$(0.12)
September 30, 2009	$6,022	$0.28	$3,718	$0.17	$11,313	$0.53	$15,031	$0.69

As Restated	Investment Income		Net Investment Income (Loss)		Net Realized and Unrealized Gain (Loss) on Portfolio Securities, Corporate Notes and Commodity Derivative Instruments		Net Increase (Decrease) in Stockholders’ Equity (Net Assets) Resulting from Operations
Quarter Ended(1)	Total	Per Share	Total	Per Share	Total	Per Share	Total	Per Share
March 31, 2007	$8,477	$0.49	$4,406	$0.25	$3,016	$0.17	$7,422	$0.43
June 30, 2007	$9,744	$0.56	$4,466	$0.26	$7,427	$0.43	$11,893	$0.68
September 30, 2007	$9,059	$0.52	$5,247	$0.30	$(1,743)	$(0.10)	$3,504	$0.20
December 31, 2007	$10,219	$0.58	$5,087	$0.29	$118	$0.01	$5,205	$0.30
March 31, 2008	$9,538	$0.55	$4,163	$0.24	$(1,746)	$(0.10)	$2,417	$0.14
June 30, 2008	$8,197	$0.38	$3,792	$0.18	$1,611	$0.07	$5,403	$0.25
September 30, 2008	$9,870	$0.46	$2,888	$0.13	$12,436	$0.57	$15,323	$0.71
December 31, 2008	$9,856	$0.46	$7,413	$0.34	$(43,976)	$(2.03)	$(36,562)	$(1.69)
March 31, 2009	$8,533	$0.39	$4,542	$0.21	$(23,174)	$(1.07)	$(18,633)	$(0.86)
June 30, 2009	$5,537	$0.26	$1,536	$0.07	$(4,109)	$(0.19)	$(2,573)	$(0.12)
September 30, 2009	$6,022	$0.28	$2,903	$0.13	$11,827	$0.55	$14,730	$0.68
December 31, 2009	$4,428	$0.20	$919	$0.05	$(3,263)	$(0.16)	$(2,343)	$(0.11)

(1)	All quarters are as restated, except for the quarter ended December 31, 2009.

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

In connection with the preparation of this Annual Report on Form 10-K, as of the end of the fiscal period covered by this Annual Report on Form 10-K (December 31, 2009), the Company performed an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act.

Based on their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2009, our disclosure controls and procedures were not effective because of the material weakness in internal control over financial reporting identified as described below. In light of this material weakness, the Company performed additional analysis and post-closing procedures to ensure its financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act.

The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and the Board of Directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent misstatements or detect misstatements on a timely basis. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2009. In making its assessment of internal control over financial reporting, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commissions (COSO) in Internal Control — Integrated Framework. Based on the results of this evaluation, management has determined that, as of December 31, 2009, our internal control over financial reporting was not effective based on the criteria in Internal Control — Integrated Framework issued by COSO, due to the material weakness in the Company’s internal control over financial reporting described below.

A material weakness in internal control over financial reporting is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

Management’s assessment identified a material weakness in the Company’s internal control over financial reporting. As of December 31, 2009, the Company did not maintain effective controls over the determination and reporting of the provision for income taxes. This material weakness was initially disclosed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2008. As of December 31, 2009, our management was unable to conclude that we had remediated this previously disclosed material weakness in our internal control over financial reporting. Specifically, management did not perform a sufficiently precise review to ensure the completeness and accuracy of the Company’s calculation of its income tax provision and deferred income tax assets and liabilities. This deficiency resulted in the restatement of the Company’s consolidated financial statements for the years ended December 31, 2007 and 2008 (and the unaudited selected quarterly data for each of the quarters in 2007 and 2008 and the first three quarters in 2009) as discussed in Note 2 to the Consolidated Financial Statements included in this Annual Report on Form 10-K and results in a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected on a timely basis.

Our independent registered public accounting firm that has audited our financial statements has also audited the effectiveness of our internal control over financial reporting as of December 31, 2009, as stated in their report included herein.

Remediation Efforts

The remediation efforts, as outlined below, are designed to address the material weakness identified by management and to strengthen the Company’s internal control over financial reporting.

Beginning in the first quarter of 2009, and continuing throughout 2009, the Company implemented the following remediation steps to address the material weakness discussed above and to improve its internal control over financial reporting:

•	improved procedures for the calculation and reconciliation process of our deferred income tax assets and liabilities, including validation of underlying supporting data;
•	engaged external tax experts to support the Company’s financial closing and reporting process; and
•	enhanced quarterly management review of the calculation of the deferred income tax assets and liabilities and underlying supporting data.

We believe that these remediation actions will represent ongoing improvement measures. While we have taken steps to remediate the material weakness, as of December 31, 2009, the Company had not yet completed its assessment as to whether the material weakness had been fully remediated. The Company anticipates that it will complete its testing of the additional internal control processes designed to remediate the previously disclosed material weakness in 2010; however, additional measures may be required. We will continue to assess the effectiveness of our remediation efforts in connection with our management’s tests of internal control over financial reporting in conjunction with our annual and quarterly reports.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9A(T). Controls and Procedures.

Not applicable.

Item 9B. Other Information.

None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 of Form 10-K is hereby incorporated by reference from the information appearing in the Company’s definitive Proxy Statement relating to its 2010 annual meeting of stockholders, which will be filed pursuant to Regulation 14A within 120 days after the Company’s fiscal year ended December 31, 2009.

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

Item 11. Executive Compensation.

The information required by Item 11 of Form 10-K is hereby incorporated by reference from the information appearing in the Company’s definitive Proxy Statement relating to its 2010 annual meeting of stockholders, which will be filed pursuant to Regulation 14A within 120 days after the Company’s fiscal year ended December 31, 2009.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 of Form 10-K is hereby incorporated by reference from the information appearing in the Company’s definitive Proxy Statement relating to its 2010 annual meeting of stockholders, which will be filed pursuant to Regulation 14A within 120 days after the Company’s fiscal year ended December 31, 2009.

Item 13. Certain Relationships and Related Transactions.

The information, if any, required by Item 13 of Form 10-K is hereby incorporated by reference from the information, if any, appearing in the Company’s definitive Proxy Statement relating to its 2010 annual meeting of stockholders, which will be filed pursuant to Regulation 14A within 120 days after the Company’s fiscal year ended December 31, 2009.

Item 14. Principal Accountant Fees and Services.

The information required by Item 14 of Form 10-K is hereby incorporated by reference from the information appearing in the Company’s definitive Proxy Statement relating to its 2010 annual meeting of stockholders, which will be filed pursuant to Regulation 14A within 120 days after the Company’s fiscal year ended December 31, 2009.

PART IV.

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as a part of this report:
(1)	Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2009 and December 31, 2008

Consolidated Statement of Operations for the years ended December 31, 2009, December 31, 2008 and December 31, 2007

Consolidated Statements of Changes in Stockholders’ Equity (Net Assets) for the years ended December 31, 2009, December 31, 2008 and December 31, 2007

Consolidated Statements of Cash Flows for the years ended December 31, 2009, December 31, 2008 and December 31, 2007

Consolidated Schedule of Investments as of December 31, 2009

Consolidated Schedule of Investments as of December 31, 2008

Notes to Consolidated Financial Statements

Consolidated Financial Highlights for the years ended December 31, 2009, December 31, 2008, December 31, 2007, December 31, 2006 and December 31, 2005

Selected Quarterly Financial Data (unaudited)

(2)	Financial Statement Schedules

Schedule 12-14 Investments in and Advances to Affiliates

(b)	Exhibits required to be filed by Item 601 of Regulation S-K

See “Index to Exhibits” following the signature page for a description of the exhibits filed as part of this Annual Report on Form 10-K.

Schedule 12-14

NGP CAPITAL RESOURCES COMPANY

SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES(1)
December 31, 2009

Portfolio Company	Investment(2)	Year Ended December 31, 2009 Amount of Interest or Royalties Credited to Income(6)	As of December 31, 2008 Fair Value	Gross Additions(3)	Gross Reductions(4)	As of December 31, 2009 Fair Value
Targeted Investments
Control Investments – Majority Owned (50% to 100% owned)
Alden Resources, LLC(7)	Term Loan – Tranche A	$1,884,229	$—	$19,499,779	$(100,000)	$19,399,779
	Term Loan – Tranche B(5)	—	—	19,519,841	—	19,519,841
	Class E Units	—	—	5,800,000	—	5,800,000
	Royalty Interest	1,119,449	—	7,500,000	(2,170,000)	5,330,000
BSR Holdings, LLC(8)	LLC Units	—	—	300,000	—	300,000
	Overriding Royalty Interest	4,956	—	102,912	(2,912)	100,000
DeanLake Operator, LLC	Term Loan	90,417	—	3,500,000	—	3,500,000
	Class A Preferred Units	—	10,000,000	—	(3,500,000)	6,500,000
	Overriding Royalty Interest	31,664	20,000	80,851	(851)	100,000
Formidable, LLC(9)	Term Loan(5)	81	—	23,981,262	(18,381,262)	5,600,000
	Warrants	—	—	—	—	—
	Formidable Holdings, LLC Units	—	—	10,000	(10,000)	—
Rubicon Energy Partners, LLC	LLC Units (4,000 units)	—	750,000	—	(750,000)	—
TierraMar Energy LP	Class A Preferred LP Units	—	13,500,000	1,075,958	(8,575,958)	6,000,000
	Overriding Royalty Interest	90,415	300,000	952	(952)	300,000
Subtotal – Interest & Dividend Income		1,974,727
Subtotal – Royalty Income		1,246,484	—	—	—	—
Subtotal Control Investments – Majority Owned (50% to 100% owned)		$3,221,211	$24,570,000	$81,371,555	$(33,491,935)	$72,449,620
Affiliate Investments – (5% to 25% owned)
BioEnergy Holding, LLC	Senior Secured Notes	1,957,798	9,757,613	1,648,674	(544,162)	10,862,125
	BioEnergy International Warrants	—	595,845	—	(561,079)	34,766
	BioEnergy Holding Units	—	376,687	920,084	—	1,296,771
	Myriant Technologies Warrants	—	—	49,238	—	49,238
	Myriant Technologies Units	—	—	418,755	—	418,755
Bionol Clearfield, LLC	Senior Secured Notes	424,128	5,000,000	—	—	5,000,000
Resaca Exploitation Inc.	Senior Secured	2,403,989	27,592,657	5,111,111	(22,873,312)	9,830,456
	Revolving Credit Facility
	Common Stock	—	1,093,688	2,993,146	—	4,086,834
Subtotal Affiliate Investments – (5% to 25% owned)		$4,785,915	$44,416,490	$11,141,008	$(23,978,553)	$31,578,945

NGP CAPITAL RESOURCES COMPANY

SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES(1)
December 31, 2009
(continued)

Notes to Schedule of Investments in and Advances to Affiliates

(1)	This schedule should be read in conjunction with our Consolidated Financial Statements and further discussion in the Portfolio and Investment Activity section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(2)	Warrants, units and common stock are generally non-income producing and restricted. The principal amount for debt, number of shares of common stock or number, or percentage of, units is shown in the Consolidated Schedule of Investments as of December 31, 2009.
(3)	Gross additions include increases in investments resulting from new portfolio company investments, payment-in-kind interest or dividends, the amortization of discounts or fees, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category. Gross additions also include net increases in unrealized appreciation or net decreases in unrealized depreciation.
(4)	Gross reductions include decreases in the cost basis resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category. Gross reductions also include increases in net unrealized depreciation or net decreases in unrealized appreciation.
(5)	Debt security is on non-accrual status at December 31, 2009 and is therefore considered non-income producing. Debt securities on non-accrual status at the end of the period may or may not have been on non-accrual status for the full period.
(6)	Represents the total amount of interest, dividends or royalties, net of amortization, credited to income for the portion of the year an investment was included in the companies Control Investments — Majority Owned or Affiliate categories, respectively.
(7)	During the third quarter of 2009, the Company exercised its option to acquire majority voting securities of Alden Resources, LLC (Alden). Therefore, Alden was moved to Control Investments — Majority Owned in the third quarter of 2009. At December 31, 2008, the Company’s investment in Alden was included in the companies less than 5% owned Non-Affiliate category.
(8)	During the fourth quarter of 2009, the Company exercised its warrants in BSR Loco Bayou, LLC. (BSR) to acquire a 50% working interest in the oil and gas properties of BSR. Simultaneously, the Company assigned its working interest to BSR Holdings, LLC in exchange for 100% of the units of BSR Holdings, LLC. At December 31, 2008, the Company’s investment in BSR was included in the Non-Affiliate category.
(9)	During the third quarter of 2009, the Company exercised its option to acquire majority voting securities of Formidable, LLC (Formidable). Therefore, Formidable was moved to Control Investments — Majority Owned in the third quarter of 2009. At December 31, 2008, the Company’s investment in Formidable was included in the Non-Affiliate category.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NGP CAPITAL RESOURCES COMPANY
By: /s/ John H. Homier John H. Homier President and Chief Executive Officer

Date: March 31, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. This document may be executed by the signatories hereto on any number of counterparts, all of which constitute one and the same instrument.

Signature	Title
/s/ John H. Homier John H. Homier	President and Chief Executive Officer (Principal Executive Officer)
/s/ Stephen K. Gardner Stephen K. Gardner	Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)
/s/ Kenneth A. Hersh Kenneth A. Hersh	Director and Chairman of the Board
/s/ David R. Albin David R. Albin	Director
/s/ Edward W. Blessing Edward W. Blessing	Director
/s/ Lon C. Kile Lon C. Kile	Director
/s/ James R. Latimer, III James R. Latimer, III	Director

INDEX TO EXHIBITS

Exhibits No.	Exhibit
3.1	Articles of Incorporation (filed as Exhibit (a)(1) to the Company’s Registration Statement on Form N-2 filed on August 16, 2004 (Registration No. 333-118279) and incorporated herein by reference)
3.2	Articles of Amendment and Restatement (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference)
3.3	Bylaws (filed as Exhibit (b) to the Company’s Registration Statement on Form N-2 filed on August 16, 2004 (Registration No. 333-118279) and incorporated herein by reference)
4.1	Form of Stock Certificate (filed as Exhibit (d) to the Company’s Pre-Effective Amendment No. 2 to Registration Statement on Form N-2 filed on October 7, 2004 (Registration No. 333-118279) and incorporated herein by reference)
4.2	Dividend Reinvestment Plan (filed as Exhibit (e) to the Company’s Registration Statement on Form N-2 filed on August 16, 2004 (Registration No. 333-118279) and incorporated herein by reference)
10.1	Investment Advisory Agreement between the Company and NGP Investment Advisor, LP (filed as Exhibit (g) to the Company’s Pre-Effective Amendment No. 1 to Registration Statement on Form N-2 filed on September 24, 2004 (Registration No. 333-118279) and incorporated herein by reference)
10.2	Administration Agreement between the Company and NGP Administration, LLC (filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference)
10.3	Trademark License Agreement between the Company and NGP energy Capital Management, L.L.C. (formerly known as Natural Gas Partners, L.L.C.) (filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference)
10.4	Form of Indemnity Agreement (filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference)
10.5	Amended and Restated Revolving Credit Agreement, dated as of August 31, 2006, between the Company, the lenders from time to time party thereto and SunTrust Bank, as administrative agent for the lenders (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference)
10.6	Treasury Secured Revolving Credit Agreement, dated as of August 31, 2006, between the Company, the lenders from time to time party thereto and SunTrust Bank as administrative agent for the lenders (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference)
10.7	Custody Agreement between Registrant and Wells Fargo Bank, N.A. (filed as Exhibit (j)(1) to the Company’s Registration Statement on Form N-2 filed October 15, 2007 (Registration No. 333-146715) and incorporated herein by reference)
10.8	Amendment No. 1 to Custody Agreement between Registrant and Wells Fargo Bank, N.A. (filed as Exhibit (j)(2) to the Company’s Pre-Effective Amendment No. 1 to Registration Statement on Form N-2 filed September 24, 2004 (Registration No. 333-118279) and as Exhibit 10.8 to the Company’s Annual Report on form 10-K on March 13, 2008 and incorporated herein by reference)

Exhibits No.	Exhibit
10.9	Amendment No. 2 to Custody Agreement between Registrant and Wells Fargo Bank, N.A. (filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K on March 13, 2008 and incorporated herein by reference)
10.10	First Amendment to Amended and Restated Revolving Credit Agreement effective as of August 31, 2006, between the Company, the lenders from time to time party thereto and SunTrust Bank (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q on November 9, 2007 and incorporated herein by reference)
10.11	First Amendment to Treasury Secured Revolving Credit Agreement effective as of August 31, 2006, between the Company, the lenders from time to time party thereto and SunTrust Bank (filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q on November 9, 2007 and incorporated herein by reference)
10.12	Second Amendment to Treasury Secured Revolving Credit Agreement effective as of September 28, 2007, between the Company, the lenders from time to time party thereto and SunTrust Bank (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on October 24, 2007 and incorporated herein by reference)
10.13	Second Amendment to Amended and Restated Revolving Credit Agreement effective as of March 13, 2008, between the Company, the lenders from time to time party thereto and SunTrust Bank (filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q on May 8, 2008 and incorporated herein by reference)
10.14	Third Amendment to Treasury Secured Revolving Credit Agreement effective as of March 13, 2008, between the Company, the lenders from time to time party thereto and SunTrust Bank (filed as Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q on May 8, 2008 and incorporated herein by reference)
10.15	Third Amendment to Amended and Restated Revolving Credit Agreement effective as of September 29, 2008, between the Company, the lenders from time to time party thereto and SunTrust Bank (filed as Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q on November 10, 2008 and incorporated herein by reference)
10.16	Fourth Amendment to Treasury Secured Revolving Credit Agreement effective as of September 29, 2008, between the Company, the lenders from time to time party thereto and SunTrust (filed as Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q on November 10, 2008 and incorporated herein by reference)
10.17	Fourth Amendment to Amended and Restated Revolving Credit Agreement effective as of October 2, 2009, between the Company, the lenders from time to time party thereto and SunTrust Bank (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on October 6, 2009 and incorporated herein by reference)
14.1	Code of Business Conduct and Ethics for members of the Board of Directors, Officers and Employees (filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference)
14.2	Amended and Restated Joint Code of Ethics by and between the Company and NGP Investment Advisor, LP, adopted July 31, 2008 (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q on August 6, 2008 and incorporated herein by reference)
14.3*	Amended and Restated Joint Code of Ethics by and between the Company and NGP Investment Advisor, LP, adopted December 3, 2009
21.1*	Subsidiaries

Exhibits No.	Exhibit
31.1*	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Executive Officer
31.2*	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Financial Officer
32.1*	Section 1350 Certification by the Chief Executive Officer
32.2*	Section 1350 Certification by the Chief Financial Officer

*	Filed herewith.