Form 10-Q/A
period 2007-03-31
NGP Capital Resources Co
filed 2010-05-10
CIK 1297704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

As of May 7, 2010, there were 21,628,202 shares of the registrant’s common stock outstanding.

i

Explanatory Note

We are filing this Amended Quarterly Report on Form 10-Q/A to our Quarterly Report on Form 10-Q for the three-month period ended March 31, 2007, which we refer to as the Amended Filing, to restate our unaudited consolidated financial statements and related disclosures for the three-month period ended March 31, 2007, as discussed in Note 2 to the accompanying restated unaudited consolidated financial statements.  Our original Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, which we refer to as the Original Filing, was filed with the Securities and Exchange Commission on May 9, 2007.

Background of the Restatement

On March, 15, 2010, our Board of Directors and the members of the Audit Committee of our Board of Directors concluded that the Company should restate its financial statements for the years ended December 31, 2007 and December 31, 2008 and for each of the quarters in 2007 and 2008 and the first three quarters in 2009, which we collectively refer to as the Affected Periods.

The determination to restate the financial statements for the Affected Periods was made in connection with management’s assessment of accounting errors it discovered as part of a process to remediate a material weakness in internal controls previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and the Company’s Quarterly Reports on Form 10-Q in 2009.  While the Company has taken steps to remediate the previously disclosed material weakness, the material weakness existed throughout the quarterly periods of 2009, and at December 31, 2009, the Company had not yet remediated the material weakness.  The Company anticipates that it will complete its testing of the additional internal control processes designed to remediate the previously disclosed material weakness in 2010.

The errors and consequent restatements described below principally involved non-cash accounting entries related to net deferred tax assets and liabilities that typically arise as a result of timing differences in tax and GAAP (book) accounting.  Taxable Net Investment Income, which is the primary determinant of the Company’s distributable income, has not been affected in any of the Affected Periods by these restatements.

The Company’s assessment of certain identified accounting errors results in the following adjustments to previously reported periods:

1.      In the quarter ended March 31, 2007, the Company failed to record a deferred tax liability with respect to approximately $2.1 million in unrealized appreciation on an investment in partnerships.  Similarly, in the quarters ended June 30, 2007 and September 30, 2007, the Company failed to record deferred tax liabilities with respect to approximately $4.0 million and $2.0 million, respectively, in unrealized appreciation on an investment.

2.      In the quarter ended September 30, 2008, the Company realized a $12.34 million pre-tax gain on this same investment (as compared to the $8.15 million of unrealized appreciation previously recorded in 2007).  The reversal of the previously unrecorded deferred tax liability in 2008 resulted in the incorrect recording of a net tax deferred tax asset of $3.8 million at year end 2008.  This item does not affect the periods presented in this Amended Filing.

Unrelated to the restatements, we have reclassified certain balance sheet, statement of operations and statement of cash flows amounts to conform to the presentation in our most recently-filed Annual Report on Form 10-K. These reclassifications were primarily related to the disaggregation of investments in portfolio securities, investment income, net realized capital gain (loss) on investments and net unrealized gain (loss) on investments into separate classifications according to level of control.

ii

Restatement of Other Financial Statements

We have restated our financial statements for the years ended December 31, 2007 and December 31, 2008 in our Annual Report on Form 10-K for the year ended December 31, 2009, which was filed on March 31, 2010.  We have not amended, and we do not intend to amend, either of our previously filed Annual Reports on Form 10-K for the years ended December 31, 2007 or December 31, 2008.  With the filing of this Amended Filing, we are concurrently filing amendments to our Quarterly Reports on Form 10-Q for each of the quarters ended March 31 in the Affected Periods and plan to subsequently file amendments to our Quarterly Reports on Form 10-Q for each of the other quarters in the Affected Periods.  For this reason, readers should no longer rely on those previously issued financial statements and the related information contained in such previously filed reports for the Affected Periods.

For the convenience of the reader, this Amended Filing sets forth the Original Filing, as modified and superseded where necessary to reflect the amendment and restatement of our unaudited consolidated financial statements and related disclosures.  The following items have been amended principally as a result of, and to reflect, the restatement:

•	Part I – Item 1. Consolidated Financial Statements;
•	Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations;
•	Part I – Item 4. Controls and Procedures;
•	Part II – Item 1.A. Risk Factors; and
•	Part II – Item 6. Exhibits.

In accordance with applicable rules of the Securities and Exchange Commission, this Amended Filing includes certifications from our Chief Executive Officer and Chief Financial Officer dated as of the date of this filing.

The remaining items contained in this Amended Filing consist of all other items originally contained in the Original Filing and are included for the convenience of the reader.  The sections of the Original Filing which were not amended are unchanged and continue in full force and effect as originally filed.  This Amended Filing speaks as of May 9, 2007, the date we filed the Original Filing, and has not been updated to reflect events occurring subsequent to the date of the original filing other than those associated with the evaluation of and resulting restatement of the Company’s consolidated financial statements.

iii

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.
NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2007	December 31, 2006
	(As restated)
Assets
Investments in portfolio securities at fair value
Control investments- majority owned
(cost: $37,152,493 and $36,136,463, respectively)	$39,152,493	$36,136,463
Non-affiliate investments
(cost: $192,984,846 and $134,726,740, respectively)	195,718,591	135,889,035
Investments in corporate notes at fair value
(cost: $17,671,070 and $17,681,646, respectively)	15,264,040	15,116,080
Investments in U.S. Treasury Bills, at amortized cost
which approximates fair value	103,950,558	142,669,579
Total investments	354,085,682	329,811,157

Cash and cash equivalents, at cost which approximates fair value	2,367,150	12,334,329
Accounts receivable	32,713	452,916
Interest receivable	1,220,978	1,400,757
Prepaid assets	1,359,917	1,598,501

Total assets	$359,066,440	$345,597,660

Liabilities and stockholders' equity (net assets)
Current liabilities
Accounts payable	$811,204	$965,105
Management and incentive fees payable	1,564,509	1,374,299
Dividends payable	4,616,901	-
Income taxes payable	11,471	-
Deferred tax liabilities	713,924	-
Total current liabilities	7,718,009	2,339,404

Long-term debt	105,285,000	100,000,000

Total liabilities	113,003,009	102,339,404

Commitments and contingencies (Note 8)

Stockholders’ equity (net assets)
Common stock, $.001 par value, 250,000,000 shares authorized; 17,422,268 and 17,422,268 issued and 17,422,268 and 17,422,268 outstanding, respectively	17,422	17,422
Paid-in capital in excess of par	244,660,173	244,660,173
Undistributed net investment income (loss)	18,904	229,791
Undistributed net realized capital gain (loss)	(245,859)	(245,859)
Net unrealized appreciation (depreciation) of portfolio securities and corporate notes	1,612,791	(1,403,271)

Total stockholders’ equity (net assets)	246,063,431	243,258,256

Total liabilities and stockholders' equity (net assets)	$359,066,440	$345,597,660

Net asset value per share	$14.11	$13.96

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended
	March 31, 2007	March 31, 2006
Investment income	(As restated)
Interest income:
Control investments - majority owned	$1,007,278	$-
Non-affiliate investments	7,213,226	4,764,039
Royalty income:
Non-affiliate investments	200,751	94,465
Other income	55,507	137,549

Total operating income	8,476,762	4,996,053

Operating expenses
Management fees	1,564,509	1,117,019
Professional fees	153,596	121,703
Insurance expense	132,423	144,354
Interest expense and fees	1,557,196	79,003
General and administrative expenses	651,553	544,077

Total operating expenses	4,059,277	2,006,156

Net investment income before income taxes	4,417,485	2,989,897

Benefit (provision) for income taxes	(11,471)	-

Net investment income	4,406,014	2,989,897

Net unrealized gain (loss) on investments
Net increase (decrease) in unrealized appreciation
(depreciation) on portfolio securities and corporate notes:
Control investments- majority owned	2,110,662
Non-affiliate investments	1,619,324	(1,146,362)
Benefit (provision) for taxes on unrealized gain	(713,924)	-

Total net unrealized capital gain (loss) on investments	3,016,062	(1,146,362)

Net increase in stockholders' equity
(net assets) resulting from operations	$7,422,076	$1,843,535

Net increase in stockholders' equity (net assets)
resulting from operations per common share	$0.42	$0.10

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (NET ASSETS)

	Common Stock		Paid-in Capital in Excess	Undistributed Net Investment	Undistributed Net Realized Capital Gain	Net Unrealized Appreciation (Depreciation) of Portfolio Securities and Corporate	Total Stockholders' Equity
	Shares	Amount	of Par	Income (Loss)	(Loss)	Notes	(Net Assets)
Balance at December 31, 2006	17,422,268	$17,422	$244,660,173	$229,791	$(245,859)	$(1,403,271)	$243,258,256
Net increase in stockholders' equity (net assets) resulting from operations	-	-	-	4,406,014	-	3,016,062	7,422,076
Dividends declared	-	-	-	(4,616,901)	-	-	(4,616,901)
Balance at March 31, 2007 (unaudited and as restated)	17,422,268	$17,422	$244,660,173	$18,904	$(245,859)	$1,612,791	$246,063,431

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31, 2007	March 31, 2006
Cash flows from operating activities	(As Restated)
Net increase in stockholders' equity (net assets) resulting from operations	$7,422,076	$1,843,535
Adjustments to reconcile net increase in stockholders' equity (net assets)
resulting from operations to net cash used in operating activities
Payment-in-kind interest	(1,115,048)	(23,781)
Net amortization of premiums, discounts and fees	(381,727)	(92,584)
Change in unrealized appreciation (depreciation) on
portfolio securities and corporate notes before taxes	(3,729,986)	1,146,362
Effects of changes in operating assets and liabilities
Accounts receivable	420,203	12,500
Interest receivable	179,779	25,337
Prepaid assets	238,584	199,223
Accounts payable	36,309	896,711
Income taxes payable	11,471	-
Current portion of deferred income taxes	713,924	-
Purchase of investments in portfolio securities	(58,354,311)	(20,111,132)
Redemption of investments in portfolio securities	587,526	2,402
Net sale of investments in U.S. Treasury Bills	38,719,021	13,269,118

Net cash used in operating activities	(15,252,179)	(2,832,309)

Cash flows from financing activities
Borrowings under revolving credit facility	5,285,000	-
Dividends paid	-	(4,785,028)

Net cash provided by (used in) financing activities	5,285,000	(4,785,028)

Net (decrease) in cash and cash equivalents	(9,967,179)	(7,617,337)
Cash and cash equivalents, beginning of the period	12,334,329	13,350,588

Cash and cash equivalents, end of period	$2,367,150	$5,733,251

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2007
(unaudited)

Portfolio Company	Energy Industry Segment	Investment (1) (2) (4)	Principal	Cost	Fair Value (3)
TARGETED INVESTMENTS
Control Investments- Majority Owned (50% to 100% owned)
Rubicon Energy Partners,	Oil & Gas Production	Senior Secured	$33,597,349	$33,152,493	$33,152,493
LLC	and Development	Multiple-Advance Term Loan
		(LIBOR + 6.50%, due 7/26/2010)
		LLC Units (4,000 units )		4,000,000	6,000,000

Total Control Investments- Majority Owned (50% to 100% owned)				$37,152,493	$39,152,493

Non-affiliate Investments - (Less than 5% owned)

Alden Resources, LLC	Oil & Gas Production	Senior Secured	33,749,111	30,541,748	30,541,748
	and Development	Multiple-Advance Term Loan
		(LIBOR + 8.00% cash, +10.00% PIK - until 1/05/2008)
		cash only thereafter, due 1/05/2013)
		Royalty Interest		2,656,979	2,660,000
		Warrants (5)		100,000	100,000

Atchee CBM, LLC	Oil & Gas Production	Senior Secured	1,460,540	1,440,229	1,440,229
	and Development	Multiple-Advance Term Loan
		(LIBOR + 5.50% cash, +7.50% PIK, due 4/25/2009)
		Overriding Royalty Interest (5)		5,000	5,000

		Senior Secured	713,036	713,036	713,036
		Multiple-Advance Supplemental Term Loan
		(LIBOR + 5.50% cash, +7.50% PIK, due 4/30/2007)

BSR Alto, LLC	Oil & Gas Production	Senior Secured	2,445,129	2,325,845	2,325,845
	and Development	Multiple-Advance Term Loan
		(LIBOR + 5.50% cash, +7.50% PIK - until 8/17/08,
		cash only thereafter, due 8/17/2009)
		Overriding Royalty Interest		29,722	75,000
		Warrants (5)		10,000	100,000

BSR Loco Bayou, LLC	Oil & Gas Production	Senior Secured	3,523,760	3,360,390	3,360,390
	and Development	Multiple-Advance Term Loan
		(LIBOR + 5.50% cash, +7.50% PIK - until 8/15/08,
		cash only thereafter, due 8/15/2009)
		Overriding Royalty Interest (5)		20,000	20,000
		Warrants (5)		10,000	10,000

C-Gas, LLC	Oil & Gas Production	Senior Secured	18,570,200	18,375,278	18,375,278
	and Development	Multiple-Advance Term Loan
		(LIBOR + 5.50% cash, +7.50% PIK, due 4/25/2009)
		Overriding Royalty Interest		44,575	200,000

		Senior Secured	4,300,000	4,300,000	4,300,000
		Multiple-Advance Supplemental Term Loan
		(LIBOR + 5.50% cash, +7.50% PIK, due 4/30/2007)

Chroma Exploration &	Oil & Gas Production	Tranche A - Senior Secured	15,000,000	14,809,895	14,809,895
Production, Inc.	and Development	Multiple-Advance Term Loan
		(LIBOR + 7.75% until Tranche B payoff, +6.00% thereafter, due 9/20/2008)
		Overriding Royalty Interest		81,979	1,650,000

		8,628 Shares Series A Participating		2,157,000	2,157,000
		Convertible Preferred Stock
		8.11 Shares Common Stock		-	-

		Tranche B - Senior Secured	2,100,000	2,098,872	2,098,872
		Multiple-Advance Term Loan
		(LIBOR + 7.75%, due 4/04/2007)

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2007
(unaudited)
(continued)

Portfolio Company	Energy Industry Segment	Investment (1) (2) (4)	Principal	Cost	Fair Value (3)
Non-affiliate Investments - (Less than 5% owned) - (continued)

Crossroads Energy, LP	Oil & Gas Production	Senior Secured	2,648,580	2,571,753	2,571,753
	and Development	Multiple-Advance Term Loan
		(LIBOR + 5.50% cash, +7.50% PIK - until 12/29/07,
		cash only thereafter, due 6/29/2009)
		Overriding Royalty Interest		9,926	70,000

Energy XXI Gulf Coast,	Oil & Gas Production	Second Lien Term Loan	14,000,000	14,000,000	14,000,000
Inc.	and Development	(LIBOR + 5.50%, due 4/04/2010)

Nighthawk Transport I,	Oilfield Services	Senior Secured	2,034,660	2,005,435	2,005,435
LP		Term Loan A
		(LIBOR + 3.50%, due 6/15/2010)

		Second Lien	3,487,715	3,416,487	3,416,487
		Term Loan B
		(LIBOR + 8.00%, due 6/15/2011)

		Second Lien	3,387,585	3,322,913	3,322,913
		Delayed Draw Term Loan B
		(LIBOR + 8.00%, due 6/15/2011)
		Warrants (5)		224	100,000

Piceance Basin Properties,	Oil & Gas Production	Senior Secured	5,372,812	5,414,994	5,414,994
LLC	and Development	Multiple-Advance Term Loan
		(11.3868%, due 10/31/2010)
		LLC Units (19,900 units)		40,876	30,631
		Warrants (5)		25,000	25,000

Resaca Exploitation, LP	Oil & Gas Production	Senior Secured	23,720,000	23,375,184	23,375,184
	and Development	Multiple-Advance Tranche A Term Loan
		(LIBOR + 6.00%, due 5/01/2012)
		Overriding Royalty Interest		30,000	125,000

		Senior Secured Tranche B Term Loan	6,000,000	5,957,025	5,957,025
		(LIBOR + 9.00%, due 8/01/2007)
		Overriding Royalty Interest		30,000	125,000

		Senior Subordinated	4,000,000	4,000,000	4,000,000
		Secured Convertible Term Loan
		(6.00% cash, 8.00% PIK, due 5/01/2012)

Sonoran Energy, Inc.	Oil & Gas Production	Senior Secured	6,943,853	6,756,727	6,756,727
	and Development	Multiple-Advance Term Loan
		(LIBOR + 6.00%, due 2/28/2008)
		Overriding Royalty Interest		99,194	100,000
		Warrants (5)		10,000	10,000

Tammany Oil & Gas, LLC	Oil & Gas Production	Senior Secured	17,235,796	16,739,603	16,739,603
	and Development	Multiple-Advance Term Loan
		(LIBOR + 6.00%, due 3/21/2010)
		Overriding Royalty Interest		200,000	200,000

TierraMar Energy,	Oil & Gas Production	Senior Secured	10,095,421	9,970,546	9,970,546
LLC	and Development	Multiple-Advance Term Loan
		(LIBOR + 6.00% cash, +7.50% PIK, due 5/13/2008)
		Overriding Royalty Interest		18,387	200,000
		Warrants (5)		10,000	200,000

Venoco, Inc.	Oil & Gas Production	Senior Notes (6)	8,000,000	7,962,383	8,040,000
	and Development	(8.75%, due 12/15/2011)

Venoco, Inc.	Oil & Gas Production	Senior Notes (6)	4,000,000	3,937,641	4,020,000
	and Development	(8.75%, due 12/15/2011)

Total Non-affiliate Investments - (Less than 5% owned)				$192,984,846	$195,718,591

Subtotal Targeted Investments (65.9% of total investments)				$230,137,339	$234,871,084

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2007
(unaudited)
(continued)

Issuing Company	Energy Industry Segment	Investment (1) (2) (4)	Principal	Cost	Fair Value (3)

CORPORATE NOTES
Pioneer Natural Resources Co.	Energy	Senior Notes, 7.2%, due 2028	$10,000,000	$11,663,432	$9,512,800
XTO Energy, Inc.	Energy	Senior Notes, 5.0%, due 2015	6,000,000	6,007,638	5,751,240

Subtotal Corporate Notes ( 4.28% of total investments)				$17,671,070	$15,264,040

GOVERNMENT SECURITIES
U.S. Treasury Bills	Government	U.S. Treasury Bills, 4.982%, due 05/24/2007	$8,907,000	$8,645,918	$8,645,918
U.S. Treasury Bills	Government	U.S. Treasury Bills, 4.982%, due 05/24/2007	12,000,000	11,913,080	11,913,080
U.S. Treasury Bills	Government	U.S. Treasury Bills, 4.982%, due 05/24/2007	12,000,000	11,913,080	11,913,080
U.S. Treasury Bills	Government	U.S. Treasury Bills, 4.982%, due 05/24/2007	12,000,000	11,913,080	11,913,080
U.S. Treasury Bills	Government	U.S. Treasury Bills, 4.982%, due 05/24/2007	12,000,000	11,913,080	11,913,080
U.S. Treasury Bills	Government	U.S. Treasury Bills, 4.982%, due 05/24/2007	12,000,000	11,913,080	11,913,080
U.S. Treasury Bills	Government	U.S. Treasury Bills, 4.982%, due 05/24/2007	12,000,000	11,913,080	11,913,080
U.S. Treasury Bills	Government	U.S. Treasury Bills, 4.982%, due 05/24/2007	12,000,000	11,913,080	11,913,080
U.S. Treasury Bills	Government	U.S. Treasury Bills, 4.982%, due 05/24/2007	12,000,000	11,913,080	11,913,080

Subtotal Government Securities (29.16% of total investments)				$103,950,558	$103,950,558

CASH
Subtotal Cash (0.66% of total investments)				$2,367,150	$2,367,150

TOTAL INVESTMENTS, CASH AND CASH EQUIVALENTS				$354,126,117	$356,452,832

LIABILITIES IN EXCESS OF OTHER ASSETS (7)					$(110,389,401)

NET ASSETS (7)					$246,063,431

(1)	All investments are pledged as collateral for obligations under the Company's credit facilities.
(2)	Percentages represent interest rates in effect at March 31, 2007, and due dates represent the contractual maturity dates.
(3)	Fair value of targeted investments is determined by or under the direction of the Board of Directors.
(4)	All investments are in entities with primary operations in the United States of America.
(5)	Non-income producing securities.
(6)	Upon the March 30, 2006 closing of Venoco, Inc.'s TexCal acquisition, Venoco Inc.'s senior notes became collateralized by second priority liens.
(7)	As restated.

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2006

Portfolio Company (1)	Energy Industry Segment	Investment (1) (2) (4)	Principal	Cost	Fair Value (3)
TARGETED INVESTMENTS
Control Investments- Majority Owned (50% to 100% owned)
Rubicon Energy Partners, LLC	Oil & Gas Production	Senior Secured	$32,595,949	$32,136,463	$32,136,463
	and Development	Multiple-Advance Term Loan
		(LIBOR + 6.50%, due 7/26/2010)
		LLC Units (4,000 units )		4,000,000	4,000,000

Total Control Investments- Majority Owned (50% to 100% owned)				$36,136,463	$36,136,463

Non-affiliate Investments - (Less than 5% owned)

Atchee CBM, LLC	Oil & Gas Production	Senior Secured	1,391,562	1,369,123	1,369,123
	and Development	Multiple-Advance Term Loan
		(LIBOR + 5.50% cash, +7.50% PIK, due 4/25/2009)
		Overriding Royalty Interest (5)		5,000	5,000

		Senior Secured	713,036	705,373	705,373
		Multiple-Advance Supplemental Term Loan
		(LIBOR + 5.50% cash, +7.50% PIK, due 2/28/2007)

BSR Alto, LLC	Oil & Gas Production	Senior Secured	1,838,943	1,708,559	1,708,559
	and Development	Multiple-Advance Term Loan
		(LIBOR + 5.50% Cash, +7.5% PIK - until 8/17/08, cash only thereafter, due 8/17/2009)
		Overriding Royalty Interest		29,922	75,000
		Warrants (5)		10,000	100,000

BSR Loco Bayou, LLC	Oil & Gas Production	Senior Secured	2,188,432	2,010,533	2,010,533
	and Development	Multiple-Advance Term Loan
		(LIBOR + 5.50% Cash, +7.5% PIK - until 8/15/08, cash only thereafter, due 8/15/2009)
		Overriding Royalty Interest (5)		20,000	20,000
		Warrants (5)		10,000	10,000

C-Gas, LLC	Oil & Gas Production	Senior Secured	17,749,511	17,534,057	17,534,057
	and Development	Multiple-Advance Term Loan
		(LIBOR + 5.50% cash, +7.50% PIK, due 4/25/2009)
		Overriding Royalty Interest		44,651	200,000

		Senior Secured	4,300,000	4,251,351	4,251,351
		Multiple-Advance Supplemental Term Loan
		(LIBOR + 5.50% cash, +7.50% PIK, due 2/28/2007)

Chroma Exploration &	Oil & Gas Production	Tranche A - Senior Secured	15,000,000	14,781,240	14,781,240
Production, Inc.	and Development	Multiple-Advance Term Loan
		(LIBOR + 7.75% until Tranche B payoff, +6.00% thereafter, due 9/20/2008)
		Overriding Royalty Interest		82,687	400,000

		8,628 Shares Series A Participating		2,157,000	2,157,000
		Convertible Preferred Stock
		8.11 Shares Common Stock		-	-

		Tranche B - Senior Secured	1,325,000	1,300,609	1,300,609
		Multiple-Advance Term Loan
		(LIBOR + 7.75%, due 4/04/2007)

Crossroads Energy, LP	Oil & Gas Production	Senior Secured	1,723,533	1,673,251	1,673,251
	and Development	Multiple-Advance Term Loan
		(LIBOR + 5.50% Cash, +7.5% PIK - until 12/29/07,
		cash only thereafter, due 6/29/2009)
		Overriding Royalty Interest		9,926	70,000

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2006
(Continued)

Portfolio Company (1)	Energy Industry Segment	Investment (1) (2) (4)	Principal	Cost	Fair Value (3)
Non-affiliate Investments - (Less than 5% owned) - Continued

Energy XXI Gulf Coast, Inc.	Oil & Gas Production	Second Lien Term Loan	14,000,000	14,000,000	14,000,000
	and Development	(LIBOR + 5.50%, due 4/04/2010)

Nighthawk Transport I, LP	Oilfield Services	Senior Secured	2,159,443	2,128,317	2,128,317
		Term Loan A
		(LIBOR + 3.50%, due 6/15/2010)

		Second Lien	3,760,863	3,686,628	3,686,628
		Term Loan B
		(LIBOR + 8.00%, due 6/15/2011)

		Second Lien	3,387,585	3,320,190	3,320,190
		Delayed Draw Term Loan B
		(LIBOR + 8.00%, due 6/15/2011)
		Warrants (5)		224	224

Piceance Basin Properties, LLC	Oil & Gas Production	Senior Secured	5,495,802	5,540,185	5,540,185
	and Development	Multiple-Advance Term Loan
		(11.3868%, due 10/31/2010)
		LLC Units (19,900 units)		40,876	19,745
		Warrants (5)		25,000	25,000

Resaca Exploitation, LP	Oil & Gas Production	Senior Secured	21,800,000	21,443,100	21,443,100
	and Development	Multiple-Advance Tranche A Term Loan
		(LIBOR + 6.00%, due 5/01/2012)
		Overriding Royalty Interest		30,000	125,000

		Senior Secured Tranche B Term Loan	6,000,000	5,926,736	5,926,736
		(LIBOR + 9.00%, due 8/01/2007)
		Overriding Royalty Interest		30,000	125,000

		Senior Subordinated	4,000,000	4,000,000	4,000,000
		Secured Convertible Term Loan
		(6.00% Cash, 8.00% PIK, due 05/01/2012)

Sonoran Energy, Inc.	Oil & Gas Production	Senior Secured	6,000,000	5,763,781	5,763,781
	and Development	Multiple-Advance Term Loan
		(LIBOR + 6.00%, due 2/28/2008)
		Overriding Royalty Interest		100,000	100,000
		Warrants (5)		10,000	10,000

TierraMar Energy, LLC	Oil & Gas Production	Senior Secured	9,183,372	9,054,033	9,054,033
	and Development	Multiple-Advance Term Loan
		(LIBOR + 6.00% cash, +7.50% PIK, due 5/13/2008)
		Overriding Royalty Interest		18,623	200,000
		Warrants (5)		10,000	200,000
Non-affiliate Investments - (Less than 5% owned) - Continued
Venoco, Inc.	Oil & Gas Production	Senior Notes (6)	8,000,000	7,960,772	7,900,000
	and Development	(8.75%, due 12/15/2011)

Venoco, Inc.	Oil & Gas Production	Senior Notes (6)	4,000,000	3,934,993	3,950,000
	and Development	(8.75%, due 12/15/2011)

Total Control Investments- Majority Owned (50% to 100% owned)				134,726,740	135,889,035

Subtotal Targeted Investments (50.28% of total investments)				$170,863,203	$172,025,498

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2006
(Continued)

Issuing Company	Industry Segment	Investment (1) (2) (4)	Principal	Cost	Value
CORPORATE NOTES
Pioneer Natural Resources Co.	Energy	Senior Notes, 7.2%, due 2028	$10,000,000	$11,673,809	$9,418,600
XTO Energy, Inc.	Energy	Senior Notes, 5.0%, due 2015	6,000,000	6,007,837	5,697,480

Subtotal Corporate Notes ( 4.42% of total investments)				$17,681,646	$15,116,080

GOVERNMENT SECURITIES
U.S. Treasury Bills	Government	U.S. Treasury Bills, 4.967%, due 02/22/2007	$7,407,000	$7,355,217	$7,355,217
U.S. Treasury Bills	Government	U.S. Treasury Bills, 4.967%, due 02/22/2007	12,000,000	11,916,107	11,916,107
U.S. Treasury Bills	Government	U.S. Treasury Bills, 4.967%, due 02/22/2007	12,000,000	11,916,107	11,916,107
U.S. Treasury Bills	Government	U.S. Treasury Bills, 4.967%, due 02/22/2007	12,000,000	11,916,107	11,916,107
U.S. Treasury Bills	Government	U.S. Treasury Bills, 4.967%, due 02/22/2007	12,000,000	11,916,107	11,916,107
U.S. Treasury Bills	Government	U.S. Treasury Bills, 4.967%, due 02/22/2007	12,000,000	11,916,107	11,916,107
U.S. Treasury Bills	Government	U.S. Treasury Bills, 4.967%, due 02/22/2007	12,000,000	11,916,107	11,916,107
U.S. Treasury Bills	Government	U.S. Treasury Bills, 4.967%, due 02/22/2007	12,000,000	11,916,107	11,916,107
U.S. Treasury Bills	Government	U.S. Treasury Bills, 4.967%, due 02/22/2007	12,000,000	11,916,107	11,916,107
U.S. Treasury Bills	Government	U.S. Treasury Bills, 4.250%, due 01/04/2007	10,000,000	9,996,458	9,996,458
U.S. Treasury Bills	Government	U.S. Treasury Bills, 4.380%, due 01/04/2007	30,000,000	29,989,048	29,989,048

Subtotal Government Securities (41.7% of total investments)				$142,669,579	$142,669,579

CASH
Subtotal Cash (3.6% of total investments)				$12,334,329	$12,334,329

TOTAL INVESTMENTS, CASH AND CASH EQUIVALENTS				$343,548,757	$342,145,486

LIABILITIES IN EXCESS OF OTHER ASSETS					$(98,887,230)

NET ASSETS					$243,258,256

(1)	All investments are pledged as collateral for obligations under the Company's credit facilities.
(2)	Percentages represent interest rates in effect at December 31, 2006, and due dates represent the contractual maturity dates.
(3)	Fair value of targeted investments is determined by or under the direction of the Board of Directors.
(4)	All investments are in entities with primary operations in the United States of America.
(5)	Non-income producing securities.
(6)	Upon the March 30, 2006 closing of Venoco, Inc.'s TexCal acquisition, Venoco Inc.'s senior notes became collateralized by second priority liens.

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED FINANCIAL HIGHLIGHTS
(Unaudited)

	For the Three Months Ended
	March 31, 2007	March 31, 2006
Per Share Data	(As restated)

Net asset value, beginning of period	$13.96	$14.02

Net investment income	0.25	0.17
Net realized and unrealized gain (loss) on portfolio securities and corporate notes	0.17	(0.07)

Net increase in stockholders' equity (net assets) resulting from operations	0.42	0.10

Dividends declared	(0.27)	(0.16)

Net asset value, end of period	$14.11	$13.96

Market value, beginning of period	$16.75	$13.13
Market value, end of period	$15.81	$13.60
Market value return (1)	(4.03)%	4.85%
Net asset value return (1)	2.76%	0.79%

Ratios and Supplemental Data
($ and shares in thousands)

Net assets, end of period	$246,063	$242,958
Average net assets	244,661	243,428
Common shares outstanding at end of period	17,422	17,400
Total operating expenses/average net assets (2)	6.73%	3.34%
Total operating expenses less management fees/average net assets (2) (3)	4.14%	1.48%
Net investment income/average net assets (2)	7.30%	4.98%
Net increase in net assets resulting from operations/average net assets (2)	12.30%	3.07%
Portfolio turnover rate	0.24%	0.00%

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

Note 2: Restatement of Consolidated Financial Statements

Background of the Restatement

On March 15, 2010, our Board of Directors and the members of the Audit Committee of our Board of Directors concluded that we should restate our consolidated financial statements for the years ended December 31, 2007 and December 31, 2008, and for the quarters in 2007 and 2008 and the first three quarters of 2009 (collectively, the “Affected Periods”).

The determination to restate the financial statements for the Affected Periods was made in connection with management’s assessment of accounting errors it discovered as part of a process to remediate a material weakness in internal controls previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and the Company’s Quarterly Reports on Form 10-Q in 2009. While the Company has taken steps to remediate the previously disclosed material weakness, the material weakness existed throughout the quarterly periods of 2009, and at December 31, 2009, the Company had not yet completed its assessment as to whether the material weakness had been fully remediated. The Company anticipates that it will complete its testing of the additional internal control processes designed to remediate the previously disclosed material weakness in 2010.

The errors and consequent restatements described below principally involved non-cash accounting entries related to net deferred tax assets and liabilities that typically arise as a result of timing differences in tax and GAAP (book) accounting. Taxable Net Investment Income, which is the primary determinant of the Company’s distributable income, has not been affected in any of the Affected Periods by these restatements.

The Company’s assessment of certain identified accounting errors results in the following adjustments to previously reported periods:

1.           In the quarter ended March 31, 2007, the Company failed to record a deferred tax liability with respect to approximately $2.1 million in unrealized appreciation on an investment in partnerships.  Similarly, in the quarters ended June 30, 2007 and September 30, 2007, the Company failed to record deferred tax liabilities with respect to approximately $4.0 million and $2.0 million, respectively, in unrealized appreciation on an investment.

2.           In the quarter ended September 30, 2008, the Company realized a $12.34 million pre-tax gain on this same investment (as compared to the $8.15 million of unrealized appreciation previously recorded in 2007). The reversal of the previously unrecorded deferred tax liability in 2008 resulted in the incorrect recording of a net deferred tax asset of $3.8 million at year end 2008.

Unrelated to the restatements, we have reclassified certain  balance sheet, statement of operations and statement of cash flows amounts to conform to the presentation in our most recently-filed Annual Report on Form 10-K. These reclassifications were primarily related to the disaggregation of investments in portfolio securities, investment income, net realized capital gain (loss) on investments and net unrealized gain (loss) on investments into separate classifications according to level of control.

Impact of the Restatement and Reclassification

The restatement and reclassification adjustments detailed below to our previously filed consolidated financial statements reflect adjustments which principally involved non-cash accounting entries related to net deferred tax assets and liabilities, which impact the consolidated balance sheets, consolidated statement of operations and consolidated statement of cash flows.

The effects of the restatement on the unaudited consolidated balance sheets at March 31, 2007 are summarized in the following table:

	As Previously
	Reported	Reclassifications	As Reclassified	Restatement	As Restated
Consolidated Balance Sheets:
For the Three Months Ended March 31, 2007
Investments in portfolio securities at fair value	$234,871,084	$(234,871,084)	$-	$-	$-
Control investments - majority owned	-	39,152,493	39,152,493	-	39,152,493
Non-affiliate investments	-	195,718,591	195,718,591	-	195,718,591
Income tax payable	-	-	-	11,471	11,471
Deferred tax liabilities - current	-	-	-	713,924	713,924
Total current liabilities	6,992,614	-	6,992,614	725,395	7,718,009
Total liabilities	112,277,614	-	112,277,614	725,395	113,003,009
Undistributed net investment income (loss)	30,375	-	30,375	(11,471)	18,904
Net unrealized appreciation (depreciation) of portfolio securities, corporate notes	2,326,715	-	2,326,715	(713,924)	1,612,791
Total stockholders’ equity (net assets)	246,788,826	-	246,788,826	(725,395)	246,063,431
Net asset value per share	14.16	-	14.16	(0.05)	14.11

The effects of the restatement on the unaudited consolidated statements of operations for the three month period ended March 31, 2007 are summarized in the following table:

	As Previously
	Reported	Reclassifications	As Reclassified	Restatement	As Restated
Consolidated Statements of Operations:
For the Three Months Ended March 31, 2007
Investment income
Interest income:	$8,421,255	$(8,421,255)	$-	$-	$-
Control investments - majority owned	-	1,007,278	1,007,278	-	1,007,278
Non-affiliate investments	-	7,213,226	7,213,226	-	7,213,226
Royalty income:
Non-affiliate investments	-	200,751	200,751	-	200,751
Benefit (provision) for income taxes	-	-	-	(11,471)	(11,471)
Net investment income	4,417,485	-	4,417,485	(11,471)	4,406,014
Net unrealized gain (loss) on investments
Net increase (decrease) in unrealized appreciation (depreciation) on portfolio securities, corporate notes:	3,729,986	(3,729,986)	-	-	-
Control investments - majority owned	-	2,110,662	2,110,662	-	2,110,662
Non-affiliate investments	-	1,619,324	1,619,324	-	1,619,324
Benefit (provision) for taxes on unrealized gain	-	-	-	(713,924)	(713,924)
Total net unrealized gain (loss) on investments	3,729,986	-	3,729,986	(713,924)	3,016,062
Net increase (decrease) in stockholders' equity (net assets) resulting from operations	8,147,471	-	8,147,471	(725,395)	7,422,076
Net increase (decrease) in stockholders' equity (net assets) resulting from operations per common share	0.47	-	0.47	(0.05)	0.42

The effects of the restatement on the unaudited consolidated statements of cash flows for the three-month period ended March 31, 2007 are summarized in the following table:

	As Previously
	Reported	Reclassifications	As Reclassified	Restatement	As Restated
Consolidated Statements of Cash Flows:
For the Three Months Ended March 31, 2007
Cash flows from operating activities
Net increase (decrease) in stockholders' equity (net assets) resulting from operations	$8,147,471	$-	$8,147,471	$(725,395)	$7,422,076
Effects of changes in operating assets and liabilities
Income taxes payable	-	-	-	11,471	11,471
Current portion of deferred income taxes	-	-	-	713,924	713,924

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

In conjunction with the adoption of FIN 48, the Company implemented its policy to record estimated interest and penalties related to the underpayment of income tax as a component of General and administrative expenses in the Consolidated Statement of Operations. However, there were no amounts for tax related interest or penalties incurred for the quarter ended March 31, 2007.

Note 4: Credit Facility

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

Note 6: Investment Management

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

As a result of the accounting errors that necessitated the restatement of our financial statements for the fiscal years ended December 31, 2007 and 2008, between 2007 and 2009, the Company overpaid the Manager’s management and incentive fees by approximately $34,600. The Company overpaid the base management fee to the Manager in 2008 and 2009 by approximately $33,400 as detailed by quarter below. These errors resulted principally from the incorrect reporting of Total Assets and Net Assets. In the quarters ended June 30, 2007 and December 31, 2007, the Company underpaid the Manager’s investment income incentive fee by approximately $4,400 and $9,100, respectively and overpaid the capital gains fee as of December 31, 2007 by approximately $14,700. The approximate $34,600 net overpayment to the Manager was settled in the first quarter of 2010.  These items do not affect the periods in this Amended Filing.

Summary of (Over)/ Under Payment of Management Fee by Quarter

	Total Assets			Average Change from	0.45% Fee	Fee
	As Reported	As Restated	Change	Prior Quarter	Correction	Quarter
3Q 2007	$413,597,732	$413,597,732	$-	$-	$-
4Q 2007	478,232,876	478,276,626	43,750	21,875	100	1Q 2008
1Q 2008	446,563,953	446,607,703	43,750	43,750	200	2Q 2008
2Q 2008	539,759,446	539,803,196	43,750	43,750	200	3Q 2008
3Q 2008	505,800,049	506,521,583	721,534	382,642	1,700	4Q 2008
4Q 2008	400,748,657	398,994,441	(1,754,216)	(516,341)	(2,300)	1Q 2009
1Q 2009	353,330,559	350,284,110	(3,046,449)	(2,400,333)	(10,800)	2Q 2009
2Q 2009	333,449,837	331,199,409	(2,250,428)	(2,648,439)	(11,900)	3Q 2009
3Q 2009	295,823,883	293,370,642	(2,453,241)	(2,351,835)	(10,600)	4Q 2009
				$(7,424,931)	$(33,400)

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

The Company met all RIC requirements and distributed substantially all of its investment company taxable income for the year ended December 31, 2006.  Thus, the Company did not incur any federal income tax liability for this period.

The following Company consolidated subsidiaries are subject to federal income taxes for the period ended March 31, 2007: NGPC Asset Holdings, LP, NGPC Asset Holdings II, LP and NGPC Asset Holdings III, LP.  The difference between the effective income tax rate of 8.9% and the statutory federal tax rate of 34% for the three months ended March 31, 2007 is primarily attributable to RIC investment company taxable income that generally will not be subject to federal income tax.

 Note 8: Commitments and Contingencies

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

Unrelated to the restatement, the Company has also reclassified certain balance sheet, statement of operations and statement of cash flows amounts to conform to the current year presentation.  These reclassifications were primarily related to the disaggregation of investments in portfolio securities, investment income, net realized capital gain (loss) on investments and net unrealized gain (loss) on investments into separate classifications according to level of control.  See Note 2 for a summary of these reclassified amounts.

Note 10: Subsequent Events

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

Note 11: New Accounting Interpretations and Standards

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

As discussed in the Explanatory Note to this Amended Filing, the Company is amending and restating its Original Filing of its Quarterly Report on Form 10−Q for the three-month period ended March 31, 2007.  For a discussion of the significant restatement adjustments and the background leading to the adjustments, see Note 2, Restatement of Consolidated Financial Statements, in Notes to Consolidated Financial Statements.  All amounts in this Amended Filing affected by the restatement adjustments reflect such amounts as restated.

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

Net Investment Income Before Income Taxes

For the first quarter of 2007, net investment income before income taxes was $4.4 million compared to $3.0 million for the first quarter of 2006, primarily due to increased interest on the higher portfolio balances partially offset by higher management fees, general and administrative expenses and interest and credit facility fees.

Unrealized Appreciation or Depreciation on Investments

For the quarter ended March 31, 2007, as restated, net unrealized appreciation before income taxes of $0.7 million was $3.7 million, compared to ($1.1) million net unrealized depreciation for the first quarter of 2006. The $4.8 million increase is attributable to $3.6 million in changes in the fair values of our targeted investments and $1.2 million in changes in market prices of our corporate notes.

Net Realized Gains

No net realized capital gains or losses were recorded for the quarters ended March 31, 2007 or March 31, 2006.

 Net Increase in Stockholders’ Equity from Operations

For the quarter ended March 31, 2007, as restated, we had a net increase in stockholders’ equity (net assets) resulting from operations of $7.4 million, or $0.42 per share, compared to a net increase of $1.8 million, or $0.10 per share for the quarter ended March 31, 2006.

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

Recently Issued Accounting Pronouncements

See Note 11: New Accounting Interpretations and Standards in the accompanying notes to consolidated financial statements for details of recently issued accounting pronouncements and their expected impact on the Company’s financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes from the information provided in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act), designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported on a timely basis and accumulated and made known to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures.

In connection with the preparation of this Quarterly Report on Form 10-Q, as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q (March 31, 2007), the Company performed an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act.

After giving effect to the restatement referred to below and based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q/A conducted by our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were ineffective in providing reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported when required and that such information is accumulated and communicated to management in a manner that allows timely decisions regarding required disclosure.  In light of this material weakness, the Company performed additional analysis and post-closing procedures to ensure the Company's financial statements were prepared in accordance with generally accepted accounting principles.  After giving effect to the restatements referred to below, and subject to the statements below regarding our inability to maintain effective controls over the determination and reporting of the provision for income taxes, the Company’s management has concluded that the financial statements included in this Form 10-Q/A present fairly in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented.

The certifications of our Chief Executive Officer and our Chief Financial Officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 are attached as exhibits to this Form 10-Q/A.  The disclosures set forth in this Item 4 contain information concerning (i) the evaluation of our disclosure controls and procedures referred to in paragraph 4 of the certifications, and (ii) material weaknesses in the design or operation of our internal control over financial reporting referred to in paragraph 5 of those certifications.  Those certifications should be read in conjunction with this Item 4 for a more complete understanding of the matters covered by the certifications.

Discussion of Material Weakness

Management’s assessment identified a material weakness in the Company’s internal control over financial reporting.  As of March 31, 2007, the Company did not maintain effective controls over the determination and reporting of the provision for income taxes.  This material weakness was initially disclosed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2008. As of December 31, 2009, our management concluded that we had not yet remediated this previously disclosed material weakness in our internal control over financial reporting. Specifically, management did not perform a sufficiently precise review to ensure the completeness and accuracy of the Company’s calculation of its income tax provision and deferred income tax assets and liabilities. This deficiency resulted in the restatement of the Company’s consolidated financial statements for the years ended December 31, 2007 and 2008 (and the unaudited selected quarterly data for each of the quarters in 2007 and 2008 and the first three quarters in 2009), and results in a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected on a timely basis.

Remediation Efforts

The remediation efforts, as outlined below, are designed to address the material weakness identified by management and to strengthen the Company’s internal control over financial reporting.

Beginning in the first quarter of 2009, the Company implemented the following remediation steps to address this material weakness discussed above and to improve its internal controls over financial reporting:

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

We believe that these remediation actions will represent ongoing improvement measures. While we have taken steps to remediate the material weakness, additional measures may be required. The Company anticipates that it will complete its testing of the additional internal control processes designed to remediate the previously disclosed material weakness in 2010. We will continue to assess the effectiveness of our remediation efforts in connection with our management’s tests of internal control over financial reporting in conjunction with our annual and quarterly reports.

Changes in Internal Control Over Financial Reporting

 There were no changes in internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a defendant in any material legal proceeding, nor to our knowledge, is any material legal proceeding threatened against us.

Item 1A. Risk Factors.

Except as provided below, there have been no material changes to the risk factors disclosed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

We reported a material weakness in our internal control over financial reporting, which resulted in material misstatements in our financial statements for the years ended December 31, 2007 and December 31, 2008 and each of the quarters in 2007 and 2008 and the first three quarters of 2009  that required us to restate certain of our historical financial statements. If we fail to improve our internal control over financial reporting, we may not be able to accurately report our financial results, which could have a material adverse effect on our operations, investor confidence in our reported financial information and the trading price of our securities.

Our Board of Directors, and the members of our Audit Committee, upon management’s recommendation, determined to restate certain of our historical financial statements, including the financial statements for the period of this report. Our management concluded that the accounting errors that necessitated the restatement resulted from a control deficiency in our internal control over financial reporting constituting a material weakness. Specifically, our management concluded that we did not maintain effective controls over the determination and provision for income taxes. See Note 2, Restatement of Consolidated Financial Statements in “Part I – Item 1. Consolidated Financial Statements” and “Part I – Item 4. Controls and Procedures.”

Management’s assessment of our internal control over financial reporting as of December 31, 2008 identified a material weakness in our internal control over financial reporting. As described in “Part I – Item 4. Controls and Procedures,” while the Company has taken steps to remediate the previously disclosed material weakness, the material weakness existed throughout the quarterly periods of 2009, and at December 31, 2009, the Company had not yet completed its assessment as to whether the material weakness had been fully remediated. The Company anticipates that it will complete its testing of the additional internal control processes designed to remediate the previously disclosed material weakness in 2010. Until it is fully remediated, this material weakness could lead to errors in our reported financial results and could have a material adverse effect on our operations, investor confidence in our reported financial information and the trading price of our securities.

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

NGP CAPITAL RESOURCES COMPANY

Date: May 10, 2010	By:	/s/ John H. Homier
John H. Homier
President and Chief Executive Officer

NGP CAPITAL RESOURCES COMPANY

Date: May 10, 2010	By:	/s/ Stephen K. Gardner
Stephen K. Gardner
Chief Financial Officer, Treasurer and Secretary

Index to Exhibits

No.		Exhibit

3.1	-
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