Form 10-Q/A
period 2008-03-31
NGP Capital Resources Co
filed 2010-05-10
CIK 1297704

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

i

Explanatory Note

We are filing this Amended Quarterly Report on Form 10-Q/A to our Quarterly Report on Form 10-Q for the three month period ended March 31, 2008, which we refer to as the Amended Filing, to restate our unaudited consolidated financial statements and related disclosures for the three-month period ended March 31, 2008, as discussed in Note 2 to the accompanying restated unaudited consolidated financial statements.  Our original Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, which we refer to as the Original Filing, was filed with the Securities and Exchange Commission on May 8, 2008.

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

Restatement of Other Financial Statements

We have restated our financial statements for the years ended December 31, 2007 and December 31, 2008 in our Annual Report on Form 10-K for the year ended December 31, 2009, which was filed on March 31, 2010.  We have not amended, and we do not intend to amend, either of our previously filed Annual Reports on Form 10-K for the years ended December 31, 2007 or December 31, 2008.  With the filing of this Amended Filing, we are concurrently filing amendments to our Quarterly Reports on Form 10−Q for each of the quarters ended March 31 in the Affected Periods and plan to subsequently file amendments to our Quarterly Reports on Form 10-Q for each of the other quarters in the Affected Periods.  For this reason, readers should no longer rely on those previously issued financial statements and the related information contained in such previously filed reports for the Affected Periods.

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

The remaining items contained in this Amended Filing consist of all other items originally contained in the Original Filing and are included for the convenience of the reader.  The sections of the Original Filing which were not amended are unchanged and continue in full force and effect as originally filed.  This Amended Filing speaks as of May 8, 2008, the date we filed the Original Filing, and has not been updated to reflect events occurring subsequent to the date of the original filing other than those associated with the evaluation of and resulting restatement of the Company’s consolidated financial statements.

iii

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2008	December 31, 2007
	(As Restated)	(As Restated)

Assets
Investments in portfolio securities at fair value
Control investments- majority owned (cost: $24,898,371 and $21,488,105, respectively)	$33,080,186	$29,669,857
Affiliate investments (cost: $15,073,325 and $0 respectively)	15,073,325	-
Non-affiliate investments (cost: $237,769,059 and $256,459,349 respectively)	234,405,712	254,558,716
Investments in corporate notes at fair value (cost: $11,620,610 and $11,631,599, respectively)	8,661,000	8,955,500
Investments in U.S. Treasury Bills, at amortized cost which approximates fair value	143,978,220	163,925,625
Total investments	435,198,443	457,109,698

Cash and cash equivalents	8,744,574	18,437,115
Accounts receivable and other current assets	73,123	61,319
Interest receivable	877,410	647,839
Prepaid assets	1,714,153	2,020,655
Total current assets	11,409,260	21,166,928

Total assets	$446,607,703	$478,276,626

Liabilities and stockholders' equity (net assets)
Current liabilities
Accounts payable	$510,915	$928,761
Management and incentive fees payable	2,148,721	2,032,107
Dividends payable	7,000,133	9,012,671
Deferred tax liability	2,770,924	2,770,924
Total current liabilities	12,430,693	14,744,463

Deferred tax liability	94,019	116,221

Long-term debt	191,250,000	216,000,000

Total liabilities	203,774,712	230,860,684

Commitments and contingencies (Note 8)

Stockholders’ equity (net assets)
Common stock, $.001 par value, 250,000,000 shares authorized;
17,500,332 shares issued and outstanding	17,500	17,500
Paid-in capital in excess of par	245,684,499	245,684,499
Undistributed net investment income (loss)	(2,816,075)	20,714
Undistributed net realized capital gain (loss)	859,133	859,133
Net unrealized appreciation (depreciation) of portfolio securities and corporate notes	(912,066)	834,096

Total stockholders’ equity (net assets)	242,832,991	247,415,942

Total liabilities and stockholders' equity (net assets)	$446,607,703	$478,276,626

Net asset value per share	$13.88	$14.14

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31, 2008	March 31, 2007
	(As Restated)	(As Restated)
Investment income
Interest income:
Control investments - majority owned	$120,914	$1,007,278
Affiliate investments	194,779	-
Non-affiliate investments	8,636,423	7,213,226
Royalty income, net of amortization:
Control investments - majority owned	28,015	-
Non-affiliate investments	517,835	200,751
Other income	40,370	55,507

Total investment income	9,538,336	8,476,762

Operating expenses
Management fees	1,800,206	1,564,509
Professional fees	208,979	153,596
Insurance expense	198,817	132,423
Interest expense and fees	2,441,076	1,557,196
State franchise taxes	9,516	-
Other general and administrative expenses	738,600	651,553

Total operating expenses	5,397,194	4,059,277

Net investment income before income taxes	4,141,142	4,417,485

Benefit (provision) for income taxes	22,202	(11,471)

Net investment income	4,163,344	4,406,014

Net increase (decrease) in unrealized appreciation (depreciation) on portfolio securities and corporate notes
Control investments- majority owned	63	2,110,662
Non-affiliate investments	(1,746,225)	1,619,324
Benefit (provision) for taxes on unrealized gain	-	(713,924)

Total net unrealized gain (loss) on investments	(1,746,162)	3,016,062

Net increase (decrease) in stockholders' equity (net assets) resulting from operations	$2,417,182	$7,422,076

Net increase (decrease) in stockholders' equity (net assets) resulting from operations per common share	$0.14	$0.42

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (NET ASSETS)

						Net Unrealized	Total
			Paid-in Capital	Undistributed	Undistributed	Appreciation (Depreciation)	Stockholders'
	Common Stock		in Excess	Net Investment	Net Realized	of Portfolio Securities, and	Equity
	Shares	Amount	of Par	Income (Loss)	Capital Gain (Loss)	Corporate Notes	(Net Assets)
Balance at December 31, 2007 (as restated)	17,500,332	$17,500	$245,684,499	$20,714	$859,133	$834,096	$247,415,942
Net increase (decrease) in stockholders' equity (net assets) resulting from operations	-	-	-	4,163,344	-	(1,746,162)	2,417,182

Dividends declared	-	-	-	(7,000,133)	-	-	(7,000,133)

Balance at March 31, 2008 (unaudited & as restated)	17,500,332	$17,500	$245,684,499	$(2,816,075)	$859,133	$(912,066)	$242,832,991

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Three Months Ended
	March 31, 2008	March 31, 2007
	(As Restated)	(As Restated)
Cash flows from operating activities
Net increase in stockholders' equity (net assets) resulting from operations	$2,417,182	$7,422,076
Adjustments to reconcile net increase in stockholders' equity (net assets) resulting from operations to net cash provided by (used in) operating activities
Payment-in-kind interest	(1,728,817)	(1,115,048)
Net amortization of premiums, discounts and fees	(301,353)	(381,727)
Change in unrealized (appreciation) depreciation on portfolio securities and corporate notes	1,746,162	(3,729,986)
Effects of changes in operating assets and liabilities
Accounts receivable and other current assets	(11,804)	420,203
Interest receivable	(229,571)	179,779
Prepaid assets	306,502	238,584
Accounts payable	(301,232)	36,309
Income taxes payable	-	11,471
Current portion of deferred income taxes	-	713,924
Non-current deferred income taxes	(22,202)	-
Purchase of investments in portfolio securities	(25,776,473)	(58,354,311)
Redemption of investments in portfolio securities	28,024,331	587,526
Net sale of investments in U.S. Treasury Bills	19,947,405	38,719,021

Net cash provided by (used in) operating activities	24,070,130	(15,252,179)

Cash flows from financing activities
Borrowings under revolving credit facility	10,000,000	5,285,000
Repayments on revolving credit facility	(34,750,000)	-
Dividends paid	(9,012,671)	-

Net cash provided by (used in) financing activities	(33,762,671)	5,285,000

Net decrease in cash and cash equivalents	(9,692,541)	(9,967,179)
Cash and cash equivalents, beginning of period	18,437,115	12,334,329

Cash and cash equivalents, end of period	$8,744,574	$2,367,150

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2008
(Unaudited)

Portfolio Company	Energy Industry Segment	Investment (1) (2) (4)	Principal	Cost	Fair Value (3)
TARGETED INVESTMENTS
Control Investments- Majority Owned (50% to 100% owned)
Rubicon Energy Partners,	Oil & Natural Gas	Senior Subordinated Secured	5,000,000	5,000,000	5,000,000
LLC (12)	Production and Development	Multiple-Advance Term Loan
		(LIBOR + 8.00%, due 5/01/2010)
		LLC Units (4,000 units) (5)		4,000,000	12,000,000

TierraMar Energy LP (12)	Oil & Natural Gas	Overriding Royalty Interest		18,185	200,000
	Production and Development	Class A Preferred LP Units (5)		15,880,186	15,880,186
Total Control Investments- Majority Owned (50% to 100% owned)				24,898,371	33,080,186

Affiliate Investments- (5% to 25% owned)
Bionol Clearfield, LLC (12)	Alternative Fuels and	Senior Secured Tranche C	5,000,000	5,049,283	5,049,283
	Specialty Chemicals	Construction Loan
		(LIBOR + 7.00%, due 09/06/2016)

BioEnergy Holding, LLC (12)	Alternative Fuels and	Senior Secured Notes	10,000,000	9,051,510	9,051,510
	Specialty Chemicals	(15.00%, due 03/06/2015)
		BioEnergy International Warrants (5)		595,845	595,845
		BioEnergy Holding Units (5)		376,687	376,687
Total Affiliate Investments- (5% to 25% owned)				15,073,325	15,073,325

Non-Affiliate Investments- (less than 5% owned)
Alden Resources, LLC (12)	Coal Production	Senior Secured	36,285,168	33,452,204	33,452,204
		Multiple-Advance Term Loan
		(LIBOR + 8.00% cash, +10.00% PIK - until 2/29/2008)
		cash only thereafter, due 1/05/2013)
		Royalty Interest		2,613,803	2,660,000
		Warrants (5)		100,000	100,000

Anadarko Petroleum Corporation	Oil & Natural Gas	Multiple-Advance Net Profits Interest	52,575,286	52,600,647	52,600,647
2007-III Drilling Fund (12)	Production and Development	(Due 4/23/2032)

BSR Loco Bayou, LLC (12)	Oil & Natural Gas	Senior Secured	2,978,367	2,572,869	1,710,781
	Production and Development	Multiple-Advance Term Loan
		(LIBOR + 5.50% cash, +7.50% PIK - until 8/15/08,
		cash only thereafter, due 8/15/2009) (8)
		Overriding Royalty Interest (5)		20,000	20,000
		Warrants (5)		10,000	-

Chroma Exploration &	Oil & Natural Gas	9,154 Shares Series A Participating		2,221,710	-
Production, Inc. (12)	Production and Development	Convertible Preferred Stock (8)
		8,359 Shares Series AA Participating		2,089,870	1,567,402
		Convertible Preferred Stock (8)
		8.11 Shares Common Stock (5)		-	-
		Warrants (5)		-	-

Crossroads Energy, LP (12)	Oil & Natural Gas	Senior Secured	4,143,476	4,088,225	4,088,225
	Production and Development	Multiple-Advance Term Loan
		(LIBOR + 5.50%, due 6/29/2009)
		Overriding Royalty Interest		7,432	250,000

DeanLake Operator, LLC (12)	Oil & Natural Gas	Senior Secured	13,195,080	12,972,829	12,972,829
	Production and Development	Multiple-Advance Term Loan
		(LIBOR + 7.00%, due 6/25/2010)
		Overriding Royalty Interest		19,458	20,000
		Warrants (5)		10,000	10,000

Formidable, LLC (12)	Oil & Natural Gas	Senior Secured	37,000,000	37,000,000	37,000,000
	Production and Development	Multiple-Advance Term Loan
		(LIBOR + 5.50% cash, +7.50% PIK ,
		due 5/31/2008)
		Warrants (5)		500,000	500,000

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2008
(Unaudited)
(Continued)

Portfolio Company	Energy Industry Segment	Investment (1) (2) (4)	Principal	Cost	Fair Value (3)
TARGETED INVESTMENTS - Continued
Non-Affiliate Investments- (less than 5% owned)- continued
Nighthawk Transport I, LP (12)	Energy Services	Second Lien	14,328,347	13,427,546	13,427,546
		Term Loan B
		(The greater of 12.5% or LIBOR + 8.00%,
		due 10/03/2010)
		LP Units (5)		224	150,000
		Warrants (5)		850,000	850,000

		Second Lien	1,595,043	1,569,974	1,569,974
		Delayed Draw Term Loan B
		(The greater of 12.5% or LIBOR + 8.00%,
		due 10/03/2010)

Resaca Exploitation, LP (12)	Oil & Natural Gas	Senior Secured	26,993,572	26,515,386	26,515,386
	Production and Development	Multiple-Advance Tranche A Term Loan
		(LIBOR + 6.00%, due 5/01/2012)
		Overriding Royalty Interest		29,127	400,000

		Senior Secured Tranche B Term Loan	6,000,000	6,000,000	6,000,000
		(LIBOR + 9.00%, due 11/30/2007) (7)
		Overriding Royalty Interest		29,127	400,000

		Senior Subordinated	4,000,000	4,000,000	4,000,000
		Secured Convertible Term Loan
		(6.00% cash, 8.00% PIK, due 5/01/2012)

Sonoran Energy, Inc. (12)	Oil & Natural Gas	Warrants (5)		10,000	10,000
	Production and Development

Tammany Oil & Gas, LLC (12)	Oil & Natural Gas	Senior Secured	23,285,796	22,940,718	22,940,718
	Production and Development	Multiple-Advance Term Loan
		(LIBOR + 6.00%, due 3/21/2010)
		Overriding Royalty Interest (5)		200,000	300,000

Venoco, Inc. (11)	Oil & Natural Gas	Senior Notes (6)	8,000,000	7,969,143	7,260,000
	Production and Development	(8.75%, due 12/15/2011)

Venoco, Inc. (11)	Oil & Natural Gas	Senior Notes (6)	4,000,000	3,948,767	3,630,000
	Production and Development	(8.75%, due 12/15/2011)
Total Non-Affiliate Investments- (less than 5% owned)				237,769,059	234,405,712

Subtotal Targeted Investments (63.67% of total investments)				$277,740,755	$282,559,223

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2008
(Unaudited)
(Continued)

Issuing Company	Energy Industry Segment	Investment (1) (2) (4)	Principal	Cost	Fair Value (3)
CORPORATE NOTES
Pioneer Natural Resources Co. (11)	Oil & Natural Gas	Senior Notes, 7.2%, due 2028	$10,000,000	$11,620,610	$8,661,000
	Production and Development

Subtotal Corporate Notes ( 1.95% of total investments)				$11,620,610	$8,661,000

GOVERNMENT SECURITIES (10)
U.S. Treasury Bills	Government	U.S. Treasury Bills, 3.073%, due 04/03/2008	$8,000,000	$8,998,495	$8,998,495
U.S. Treasury Bills	Government	U.S. Treasury Bills, 3.073%, due 04/03/2008	12,000,000	11,997,993	11,997,993
U.S. Treasury Bills	Government	U.S. Treasury Bills, 3.073%, due 04/03/2008	12,000,000	11,997,993	11,997,993
U.S. Treasury Bills	Government	U.S. Treasury Bills, 3.073%, due 04/03/2008	12,000,000	11,997,994	11,997,994
U.S. Treasury Bills	Government	U.S. Treasury Bills, 3.073%, due 04/03/2008	12,000,000	11,997,993	11,997,993
U.S. Treasury Bills	Government	U.S. Treasury Bills, 3.073%, due 04/03/2008	12,000,000	11,997,993	11,997,993
U.S. Treasury Bills	Government	U.S. Treasury Bills, 3.073%, due 04/03/2008	12,000,000	11,997,994	11,997,994
U.S. Treasury Bills	Government	U.S. Treasury Bills, 3.073%, due 04/03/2008	12,000,000	11,997,993	11,997,993
U.S. Treasury Bills	Government	U.S. Treasury Bills, 3.073%, due 04/03/2008	12,000,000	11,997,993	11,997,993
U.S. Treasury Bills	Government	U.S. Treasury Bills, 3.073%, due 04/03/2008	12,000,000	11,997,994	11,997,994
U.S. Treasury Bills	Government	U.S. Treasury Bills, 3.073%, due 04/03/2008	12,000,000	11,997,993	11,997,993
U.S. Treasury Bills	Government	U.S. Treasury Bills, 0.253%, due 04/03/2008	15,000,000	14,999,792	14,999,792

Subtotal Government Securities (32.41% of total investments)				$143,978,220	$143,978,220

CASH
Subtotal Cash (1.97% of total investments)				$8,744,574	$8,744,574

TOTAL INVESTMENTS, CASH AND CASH EQUIVALENTS				$442,084,159	$443,943,017

LIABILITIES IN EXCESS OF OTHER ASSETS (9)					$(201,110,026)

NET ASSETS (9)					$242,832,991

NOTES TO CONSOLIDATED SCHEDULE OF INVESTMENTS
(1)	All investments are pledged as collateral for obligations uder the Company's credit facilities.
(2)	Percentages represent interest rates in effect at March 31, 2008, and due dates represent the contractual maturity dates.
(3)	Fair value of targeted investments is determined by or under the direction of the Board of Directors.
(4)	All investments are in entities with primary operations in the United States of America.
(5)	Non-income producing securities.
(6)	Upon the March 30, 2006 closing of Venoco, Inc.'s TexCal acquisition, Venoco Inc.'s senior notes became collateralized by second priority liens.
(7)	Forbearance granted on maturity date until February 29, 2008. The Manager is in the process of renegotiating the Tranche B note with Resaca.
(8)	Non-accrual status.
(9)	As restated.
(10)	Level 1 security per SFAS No. 157 heirachy.
(11)	Level 2 security per SFAS No. 157 heirachy.
(12)	Level 3 security per SFAS No. 157 heirachy.

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2007

Portfolio Company	Energy Industry Segment	Investment (1) (2) (4)	Principal	Cost	Fair Value (3)
TARGETED INVESTMENTS
Control Investments- Majority Owned (50% to 100% owned)
Rubicon Energy Partners, LLC	Oil & Natural Gas	Senior Subordinated Secured	2,285,000	2,285,000	2,285,000
	Production and Development	Multiple-Advance Term Loan
		(LIBOR + 8.00%, due 5/01/2010)
		LLC Units (4,000 units) (5)		4,000,000	12,000,000

TierraMar Energy LP	Oil & Natural Gas	Overriding Royalty Interest		18,248	200,000
	Production and Development	Class A Preferred LP Units (5)		15,184,857	15,184,857
Total Control Investments- Majority Owned (50% to 100% owned)				21,488,105	29,669,857

Non-Affiliate Investments- (less than 5% owned)
Alden Resources, LLC	Coal Production	Senior Secured	35,459,204	32,528,411	32,528,411
		Multiple-Advance Term Loan
		(LIBOR + 8.00% cash, +10.00% PIK - until 2/29/2008)
		cash only thereafter, due 1/05/2013)
		Royalty Interest		2,627,152	2,660,000
		Warrants (5)		100,000	100,000

Anadarko Petroleum Corporation	Oil & Natural Gas	Multiple-Advance Net Profits Interest	71,325,081	71,347,702	71,347,702
2007-III Drilling Fund	Production and Development	(Due 4/23/2032)

BSR Alto, LLC	Oil & Natural Gas	Senior Secured	2,428,449	2,345,468	2,345,468
	Production and Development	Multiple-Advance Term Loan
		(LIBOR + 5.50% cash, +7.50% PIK - until 8/17/08,
		cash only thereafter, due 8/17/2009)
		Overriding Royalty Interest		28,885	-
		Warrants (5)		10,000	-

BSR Loco Bayou, LLC	Oil & Natural Gas	Senior Secured	2,926,309	2,592,998	1,730,910
	Production and Development	Multiple-Advance Term Loan
		(LIBOR + 5.50% cash, +7.50% PIK - until 8/15/08,
		cash only thereafter, due 8/15/2009) (9)
		Overriding Royalty Interest (5)		20,000	20,000
		Warrants (5)		10,000	-

Chroma Exploration &	Oil & Natural Gas	9,154 Shares Series A Participating		2,221,710	-
Production, Inc.	Production and Development	Convertible Preferred Stock (9)
		8,359 Shares Series AA Participating		2,089,870	2,089,870
		Convertible Preferred Stock
		8.11 Shares Common Stock (5)		-	-
		Warrants (5)		-	-

Crossroads Energy, LP	Oil & Natural Gas	Senior Secured	4,188,715	4,124,169	4,124,169
	Production and Development	Multiple-Advance Term Loan
		(LIBOR + 5.50% cash, +7.50% PIK - until 12/29/07,
		cash only thereafter, due 6/29/2009)
		Overriding Royalty Interest		8,029	250,000

DeanLake Operator, LLC	Oil & Natural Gas	Senior Secured	12,709,080	12,465,888	12,465,888
	Production and Development	Multiple-Advance Term Loan
		(LIBOR + 7.00%, due 6/25/2010)
		Overriding Royalty Interest		19,648	20,000
		Warrants (5)		10,000	10,000

Formidable, LLC	Oil & Natural Gas	Senior Secured	34,421,803	34,421,803	34,421,803
	Production and Development	Multiple-Advance Term Loan
		(LIBOR + 5.50% cash, +7.50% PIK ,
		due 12/31/2007) (8)
		Warrants (5)		500,000	500,000

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2007
(Continued)

Portfolio Company	Energy Industry Segment	Investment (1) (2) (4)	Principal	Cost	Fair Value (3)
TARGETED INVESTMENTS - Continued
Non-Affiliate Investments- (less than 5% owned)- continued
Nighthawk Transport I, LP	Energy Services	Second Lien	14,901,476	13,929,840	13,929,840
		Term Loan B
		(LIBOR + 8.00%, due 10/03/2010)
		LP Units (5)		224	150,000
		Warrants (5)		850,000	850,000

		Second Lien	1,655,695	1,628,633	1,628,633
		Delayed Draw Term Loan B
		(LIBOR + 8.00%, due 10/03/2010)

Resaca Exploitation, LP	Oil & Natural Gas	Senior Secured	26,993,572	26,493,374	26,493,374
	Production and Development	Multiple-Advance Tranche A Term Loan
		(LIBOR + 6.00%, due 5/01/2012)
		Overriding Royalty Interest		29,821	400,000

		Senior Secured Tranche B Term Loan	6,000,000	6,000,000	6,000,000
		(LIBOR + 9.00%, due 11/30/2007) (7)
		Overriding Royalty Interest		29,821	400,000

		Senior Subordinated	4,000,000	4,000,000	4,000,000
		Secured Convertible Term Loan
		(6.00% cash, 8.00% PIK, due 5/01/2012)

Sonoran Energy, Inc.	Oil & Natural Gas	Warrants (5)		10,000	10,000
	Production and Development

Tammany Oil & Gas, LLC	Oil & Natural Gas	Senior Secured	24,285,796	23,902,648	23,902,648
	Production and Development	Multiple-Advance Term Loan
		(LIBOR + 6.00%, due 3/21/2010)
		Overriding Royalty Interest (5)		200,000	300,000

Venoco, Inc.	Oil & Natural Gas	Senior Notes	8,000,000	7,967,385	7,920,000
	Production and Development	(8.75%, due 12/15/2011)

Venoco, Inc.	Oil & Natural Gas	Senior Notes	4,000,000	3,945,870	3,960,000
	Production and Development	(8.75%, due 12/15/2011)
Total Non-Affiliate Investments- (less than 5% owned)				256,459,349	254,558,716

Subtotal Targeted Investments (59.79% of total investments)				$277,947,454	$284,228,573

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2007
(Continued)

Issuing Company	Energy Industry Segment	Investment (1) (2) (4)	Principal	Cost	Fair Value (3)
CORPORATE NOTES
Pioneer Natural Resources Co.	Oil & Natural Gas	Senior Notes, 7.2%, due 2028	$10,000,000	$11,631,599	$8,955,500
	Production and Development

Subtotal Corporate Notes ( 1.88% of total investments)				$11,631,599	$8,955,500

GOVERNMENT SECURITIES
U.S. Treasury Bills	Government	U.S. Treasury Bills, 2.713%, due 01/10/2008	$8,000,000	$7,994,660	$7,994,660
U.S. Treasury Bills	Government	U.S. Treasury Bills, 2.713%, due 01/10/2008	12,000,000	11,991,990	11,991,990
U.S. Treasury Bills	Government	U.S. Treasury Bills, 2.713%, due 01/10/2008	12,000,000	11,991,990	11,991,990
U.S. Treasury Bills	Government	U.S. Treasury Bills, 2.713%, due 01/10/2008	12,000,000	11,991,990	11,991,990
U.S. Treasury Bills	Government	U.S. Treasury Bills, 2.713%, due 01/10/2008	12,000,000	11,991,990	11,991,990
U.S. Treasury Bills	Government	U.S. Treasury Bills, 2.713%, due 01/10/2008	12,000,000	11,991,990	11,991,990
U.S. Treasury Bills	Government	U.S. Treasury Bills, 2.713%, due 01/10/2008	12,000,000	11,991,990	11,991,990
U.S. Treasury Bills	Government	U.S. Treasury Bills, 2.713%, due 01/10/2008	12,000,000	11,991,990	11,991,990
U.S. Treasury Bills	Government	U.S. Treasury Bills, 2.713%, due 01/10/2008	12,000,000	11,991,990	11,991,990
U.S. Treasury Bills	Government	U.S. Treasury Bills, 2.713%, due 01/10/2008	12,000,000	11,991,990	11,991,990
U.S. Treasury Bills	Government	U.S. Treasury Bills, 2.713%, due 01/10/2008	12,000,000	11,991,990	11,991,990
U.S. Treasury Bills	Government	U.S. Treasury Bills, 2.471%, due 01/10/2008	36,033,000	36,011,065	36,011,065

Subtotal Government Securities (34.45% of total investments)				$163,925,625	$163,925,625

CASH
Subtotal Cash (3.88% of total investments)				$18,437,115	$18,437,115

TOTAL INVESTMENTS, CASH AND CASH EQUIVALENTS				$471,941,793	$475,546,813

LIABILITIES IN EXCESS OF OTHER ASSETS (10)					$(228,130,871)

NET ASSETS (10)					$247,415,942

NOTES TO CONSOLIDATED SCHEDULE OF INVESTMENTS

(1)	All investments are pledged as collateral for obligations under the Company's credit facility.
(2)	Percentages represent interest rates in effect at December 31, 2007, and due dates represent the contractual maturity dates.
(3)	Fair value of targeted investments is determined by or under the direction of the Board of Directors.
(4)	All investments are in entities with primary operations in the United States of America.
(5)	Non-income producing securities.
(6)	Upon the March 30, 2006 closing of Venoco, Inc.'s TexCal acquisition, Venoco Inc.'s senior notes became collateralized by second priority liens.
(7)	Forbearance granted on maturity date until February 29, 2008. The Manager is in the process of renegotiating the Tranche B note with Resaca.
(8)	Maturity dated extended until March 31, 2008.
(9)	Non-accrual status.
(10)	As restated.

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED FINANCIAL HIGHLIGHTS
(Unaudited)

	For the Three Months Ended
	March 31, 2008	March 31, 2007
	(As restated)	(As restated)
Per Share Data (1)

Net asset value, beginning of period	$14.14	$13.96

Net investment income	0.24	0.25
Net realized and unrealized gain (loss) on portfolio securities and corporate notes (3)	(0.10)	0.17

Net increase (decrease) in stockholders' equity (net assets) resulting from operations	0.14	0.42

Dividends declared	(0.40)	(0.27)

Net asset value, end of period	$13.88	$14.11

Market value, beginning of period	$15.63	$16.75
Market value, end of period	$16.42	$15.81
Market value return (2)	7.68%	(4.03)%
Net asset value return (2)	0.62%	2.76%

Ratios and Supplemental Data
($ and shares in thousands)

Net assets, end of period	$242,833	$246,063
Average net assets	$245,124	$244,661
Common shares outstanding at end of period	17,500	17,422
Total operating expenses/average net assets (4)	8.86%	6.73%
Total operating expenses less management and incentive fees and interest expense/average net assets (4)	1.90%	1.55%
Total operating expenses less management and incentive fees/average net assets (4)	5.90%	4.14%
Net investment income/average net assets (4)	6.83%	7.30%
Net increase (decrease) in net assets resulting from operations/average net assets (4)	3.97%	12.30%
Portfolio turnover rate	11.43%	0.24%

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
(4) Annualized.

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

The effects of the restatement on the unaudited consolidated balance sheets at March 31, 2008 and December 31, 2007 are summarized in the following table:

	As Previously
	Reported	Reclassifications	As Reclassified	Restatement	As Restated
Consolidated Balance Sheets:
For the Three Months Ended March 31, 2008
Investments in portfolio securities at fair value	$282,559,223	$(282,559,223)	$-	$-	$-
Control investments - majority owned	-	33,080,186	33,080,186	-	33,080,186
Affiliate investments		15,073,325	15,073,325	-	15,073,325
Non-affiliate investments	-	234,405,712	234,405,712	-	234,405,712
Accounts receivable and other current assets	29,373	-	29,373	43,750	73,123
Total current assets	11,365,510	-	11,365,510	43,750	11,409,260
Total assets	446,563,953	-	446,563,953	43,750	446,607,703
Deferred tax liabilities - current	-	-	-	2,770,924	2,770,924
Total current liabilities	9,659,769	-	9,659,769	2,770,924	12,430,693
Deferred tax liabilities - non-current	-	-	-	94,019	94,019
Total liabilities	200,909,769	-	200,909,769	2,864,943	203,774,712
Paid-in capital in excess of par	245,881,078	-	245,881,078	(196,579)	245,684,499
Undistributed net investment income (loss)	(2,962,385)	-	(2,962,385)	146,310	(2,816,075)
Net unrealized appreciation (depreciation) of portfolio securities, corporate notes	1,858,858	-	1,858,858	(2,770,924)	(912,066)
Total stockholders’ equity (net assets)	245,654,184	-	245,654,184	(2,821,193)	242,832,991
Total liabilities and stockholders' equity (net assets)	446,563,953	-	446,563,953	43,750	446,607,703
Net asset value per share	14.04	-	14.04	(0.16)	13.88
For the Year Ended December 31, 2007
Investments in portfolio securities at fair value	$284,228,573	$(284,228,573)	$-	$-	$-
Control investments - majority owned	-	29,669,857	29,669,857	-	29,669,857
Non-affiliate investments	-	254,558,716	254,558,716	-	254,558,716
Accounts receivable and other current assets	17,569	-	17,569	43,750	61,319
Total current assets	21,123,178	-	21,123,178	43,750	21,166,928
Total assets	478,232,876	-	478,232,876	43,750	478,276,626
Deferred tax liabilities - current	-	-	-	2,770,924	2,770,924
Total current liabilities	11,973,539	-	11,973,539	2,770,924	14,744,463
Deferred tax liabilities - non-current	-	-	-	116,221	116,221
Total liabilities	227,973,539	-	227,973,539	2,887,145	230,860,684
Paid-in capital in excess of par	245,881,078	-	245,881,078	(196,579)	245,684,499
Undistributed net investment income (loss)	(103,394)	-	(103,394)	124,108	20,714
Net unrealized appreciation (depreciation) of portfolio securities, corporate notes and commodity derivative instruments	3,605,020	-	3,605,020	(2,770,924)	834,096
Total stockholders’ equity (net assets)	250,259,337	-	250,259,337	(2,843,395)	247,415,942
Total liabilities and stockholders' equity (net assets)	478,232,876	-	478,232,876	43,750	478,276,626
Net asset value per share	14.30	-	14.30	(0.16)	14.14

The effects of the restatement on the unaudited consolidated statements of operations for the three month periods ended March 31, 2008 and March 31, 2007 are summarized in the following table:

	As Previously
	Reported	Reclassifications	As Reclassified	Restatement	As Restated
Consolidated Statements of Operations:
For the Three Months Ended March 31, 2008
Investment income
Interest income:	$8,952,116	$(8,952,116)	$-	$-	$-
Control investments - majority owned	-	120,914	120,914	-	120,914
Affiliate investments	-	194,779	194,779	-	194,779
Non-affiliate investments	-	8,636,423	8,636,423	-	8,636,423
Royalty income:	545,850	(545,850)	-	-	-
Control investments - majority owned	-	28,015	28,015	-	28,015
Non-affiliate investments	-	517,835	517,835	-	517,835
Benefit (provision) for income taxes	-	-	-	22,202	22,202
Net investment income	4,141,142	-	4,141,142	22,202	4,163,344
Net unrealized gain (loss) on investments
Net increase (decrease) in unrealized appreciation (depreciation) on portfolio securities, corporate notes:	(1,746,162)	1,746,162	-	-	-
Control investments - majority owned	-	63	63	-	63
Non-affiliate investments	-	(1,746,225)	(1,746,225)	-	(1,746,225)
Net increase (decrease) in stockholders' equity (net assets) resulting from operations	2,394,980	-	2,394,980	22,202	2,417,182
For the Three Months Ended March 31, 2007
Investment income
Interest income:	$8,421,255	$(8,421,255)	$-	$-	$-
Control investments - majority owned	-	1,007,278	1,007,278	-	1,007,278
Non-affiliate investments	-	7,213,226	7,213,226	-	7,213,226
Royalty income:
Non-affiliate investments	-	200,751	200,751	-	200,751
Benefit (provision) for income taxes	-	-	-	(11,471)	(11,471)
Net investment income	4,417,485	-	4,417,485	(11,471)	4,406,014
Net unrealized gain (loss) on investments
Net increase (decrease) in unrealized appreciation (depreciation) on portfolio securities, corporate notes:	3,729,986	(3,729,986)	-	-	-
Control investments - majority owned	-	2,110,662	2,110,662	-	2,110,662
Non-affiliate investments	-	1,619,324	1,619,324	-	1,619,324
Benefit (provision) for taxes on unrealized gain	-	-	-	(713,924)	(713,924)
Total net unrealized gain (loss) on investments	3,729,986	-	3,729,986	(713,924)	3,016,062
Net increase (decrease) in stockholders' equity (net assets) resulting from operations	8,147,471	-	8,147,471	(725,395)	7,422,076
Net increase (decrease) in stockholders' equity (net assets) resulting from operations per common share	0.47	-	0.47	(0.05)	0.42

The effects of the restatement on the unaudited consolidated statements of cash flows for the three-month periods ended March 31, 2008 and March 31, 2007 are summarized in the following table:

	As Previously
	Reported	Reclassifications	As Reclassified	Restatement	As Restated
Consolidated Statements of Cash Flows:
For the Three Months Ended March 31, 2008
Cash flows from operating activities
Net increase (decrease) in stockholders' equity (net assets) resulting from operations	$2,394,980	$-	$2,394,980	$22,202	$2,417,182
Effects of changes in operating assets and liabilities
Non-current portion of deferred income taxes	-	-	-	(22,202)	(22,202)
For the Three Months Ended March 31, 2007
Cash flows from operating activities
Net increase (decrease) in stockholders' equity (net assets) resulting from operations	$8,147,471	$-	$8,147,471	$(725,395)	$7,422,076
Effects of changes in operating assets and liabilities
Income taxes payable	-	-	-	11,471	11,471
Current portion of deferred income taxes	-	-	-	713,924	713,924

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

The table below summarizes participation in the Company’s dividend reinvestment plan:

Dividend Reinvestment Plan Participation

					Common Stock Dividends
	Participating	Percentage of Outstanding	Total	Cash	Purchased in Open	Newly Issued Shares
Dividend	Shares	Shares	Distribution	Dividends	Market	Amount	Shares
March 2005	-	0.0%	$2,088,012	$2,088,012	$-	$-	-
June 2005	1,215,870	7.0%	$2,175,013	$2,023,029	$151,984	$-	-
September 2005	1,488,904	8.6%	$2,436,014	$2,227,567	$208,447	$-	-
December 2005	1,660,140	9.5%	$4,785,028	$4,328,488	$456,540	$-	-
March 2006	1,618,940	9.3%	$2,784,016	$2,524,986	$259,030	$-	-
June 2006	1,410,227	8.1%	$3,132,018	$2,878,177	$253,841	$-	-
September 2006	1,270,634	7.3%	$4,350,025	$4,032,366	$317,659	$-	-
December 2006	1,111,045	6.4%	$5,742,033	$5,375,388	$-	$366,645	22,168
March 2007	1,355,671	7.8%	$4,616,901	$4,257,648	$-	$359,253	22,692
June 2007	1,363,066	7.8%	$5,407,938	$4,985,387	$-	$422,550	24,694
September 2007	1,438,143	8.2%	$6,114,379	$5,611,029	$-	$503,350	30,678
December 2007	1,605,164	9.2%	$9,012,670	$8,186,010	$826,659	$-	-	(1)
March 2008	1,693,284	9.7%	$7,000,133	$6,322,815	$-	$677,318	41,482	(1)

(1) Shares were issued on April 11, 2008 for the March 2008 dividend. See above and Note 4 for futher detail.

Note 4:                      Credit Facilities and Borrowings

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

The Company issued 22,168 and 78,064 shares of common stock, respectively, in 2006 and 2007 to participants in the dividend reinvestment plan. The Company issued 41,482 shares of common stock on April 11, 2008 to participants in the dividend reinvestment plan with respect to the $0.40 per share dividend declared on March 6, 2008.  See Dividends in Note 2 .

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

Summary of (Over)/ Under Payment of Management Fee by Quarter
				Average
Total Assets				Change from	0.45% Fee	Fee
	As Reported	As Restated	Change	Prior Quarter	Correction	Quarter
3Q 2007	$413,597,732	$413,597,732	$-	$-	$-
4Q 2007	478,232,876	478,276,626	43,750	21,875	100	1Q 2008
1Q 2008	446,563,953	446,607,703	43,750	43,750	200	2Q 2008
2Q 2008	539,759,446	539,803,196	43,750	43,750	200	3Q 2008
3Q 2008	505,800,049	506,521,583	721,534	382,642	1,700	4Q 2008
4Q 2008	400,748,657	398,994,441	(1,754,216)	(516,341)	(2,300)	1Q 2009
1Q 2009	353,330,559	350,284,110	(3,046,449)	(2,400,333)	(10,800)	2Q 2009
2Q 2009	333,449,837	331,199,409	(2,250,428)	(2,648,439)	(11,900)	3Q 2009
3Q 2009	295,823,883	293,370,642	(2,453,241)	(2,351,835)	(10,600)	4Q 2009
				$(7,424,931)	$(33,400)

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

The Company met all RIC requirements and distributed substantially all of its investment company taxable income for the years ended December 31, 2006 and 2007.  Thus, the Company did not incur any federal income tax liability for any of these periods.

The following Company consolidated subsidiaries are subject to federal income taxes for the period ended March 31, 2008: NGPC Asset Holdings, LP, NGPC Asset Holdings II, LP, NGPC Asset Holdings III, LP and NGPC Asset Holdings IV, LP.  The difference between the effective income tax rate of (0.93%) and the statutory federal tax rate of 34% for the three months ended March 31, 2008 is primarily attributable to RIC investment company taxable income that generally will not be subject to federal income tax.

Note 8:                      Reclassifications

GAAP requires adjustments to certain components of net assets to reflect permanent differences between financial and tax reporting. These reclassifications have no effect on total net assets or net asset value per share. The table below summarizes the reclassifications from undistributed net investment income (loss), undistributed net realized capital gain (loss), and paid-in capital in excess of par for the year ended December 31, 2007, as restated.  These reclassifications are primarily due to non-deductible meal expenses, non-deductible excise taxes and income and expenses from wholly owned subsidiaries.

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

	Undistributed	Undistributed	Paid-in Capital
	Net Investment	Net Realized	in Excess
Year	Income (Loss)	Capital Gain (Loss)	of Par

2007, as restated	$120,359	$140,390	$(260,749)

Note 9:                      Commitments and Contingencies

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

Note 10:                     Fair Value

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

Note 11:                      Subsequent Events

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

As discussed in the Explanatory Note to this Amended Filing, the Company is amending and restating its Original Filing of its Quarterly Report on Form 10−Q for the three month period ended March 31, 2008, including comparative prior year financial results.  For a discussion of the significant restatement adjustments and the background leading to the adjustments, see Note 2, Restatement of Consolidated Financial Statements, in Notes to Consolidated Financial Statements.  All amounts in this Amended Filing affected by the restatement adjustments reflect such amounts as restated.

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

In March 2008, we closed a $15 million investment in BioEnergy International, LLC, or BioEnergy, a private, alternative fuels and specialty chemicals company based in Quincy, Massachusetts. The investment consists of a $5 million participation in a $30 million Senior Secured Tranche Construction Loan and a $10 million participation in a $62 million Senior Secured Notes issue. As partial consideration for providing the investment, we received limited liability company units in a subsidiary of BioEnergy and warrants in BioEnergy. Proceeds from the investment will be used by BioEnergy to construct a fully contracted 108 million gallons per year ethanol plant in Clearfield County, Pennsylvania and to fund development of bio-refinery technologies .

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

Operating Expenses

For the quarter ended March 31, 2008, as restated, operating expenses were $5.4 million compared to $4.1 million for the quarter ended March 31, 2007, as restated. The 2008 amount consisted of investment advisory and management fees of $1.8 million, insurance expenses, administrative services fees, professional fees, directors’ fees and other general and administrative expenses of $1.2 million and credit facility interest and fees of $2.4 million.  In comparison, for the quarter ended March 31, 2007, investment advisory and management fees were $1.6 million, insurance expenses, administrative services fees, professional fees, directors’ fees and other general and administrative expenses were $0.9 million and credit facility interest and fees were $1.6 million. See Note 6 for discussion on the effects of the restatement on management fees.

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

Net Investment Income Before Income Taxes

For the quarter ended March 31, 2008, net investment income before income taxes was $4.1 million compared to $4.4 million for the quarter ended March 31, 2007, primarily due to increased interest income on the higher portfolio balances offset by higher management fees, general and administrative expenses and interest and credit facility fees.

Unrealized Appreciation or Depreciation on Investments

For the quarter ended March 31, 2008, as restated, the increase in net unrealized depreciation before income taxes was $1.7 million, comprised of a $1.4 million decrease in portfolio fair value and a $0.3 million decrease in the fair value of corporate notes.  This compares to an increase of $3.7 million net unrealized appreciation before income taxes for the quarter ended March 31, 2007, as restated, consisting of a $3.6 million increase in portfolio fair value and a $0.1 million increase in the fair value of corporate notes.

Net Realized Gains

There were no realized capital gains or losses for the quarters ended March 31, 2008 or 2007.

Net Increase in Stockholders’ Equity from Operations

For the quarter ended March 31, 2008, as restated, we had a net increase in stockholders’ equity (net assets) resulting from operations of $2.4 million, or $0.14 per share, compared to $7.4 million, or $0.42 per share for the quarter ended March 31, 2007, as restated.  The $5.0 million, or $0.28 per share net decrease is attributable to the $5.4 million decrease in unrealized appreciation (depreciation) on our investments during the first quarter of 2008 less tax provision of $0.7 million.

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
Long-term debt obligations—
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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q (March 31, 2008), the Company performed an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act.

After giving effect to the restatement referred to below and based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q/A conducted by our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were ineffective in providing reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported when required and that such information is accumulated and communicated to management in a manner that allows timely decisions regarding required disclosure.  In light of this material weakness, the Company performed additional analysis and post-closing procedures to ensure the Company’s financial statements were prepared in accordance with generally accepted accounting principles.  After giving effect to the restatements referred to below, and subject to the statements below regarding our inability to maintain effective controls over the determination and reporting of the provision for income taxes, the Company’s management has concluded that the financial statements included in this Form 10-Q/A present fairly in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented.

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

Discussion of Material Weakness

Management’s assessment identified a material weakness in the Company’s internal control over financial reporting.  As of March 31, 2008, the Company did not maintain effective controls over the determination and reporting of the provision for income taxes. This material weakness was initially disclosed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2008. As of December 31, 2009, our management concluded that we had not yet remediated this previously disclosed material weakness in our internal control over financial reporting. Specifically, management did not perform a sufficiently precise review of the 2007, 2008 and 2009 financial statements to ensure the completeness and accuracy of the Company’s calculation of its income tax provision and deferred income tax assets and liabilities. This deficiency resulted in the restatement of the Company’s consolidated financial statements for the years ended December 31, 2007 and 2008 (and the unaudited selected quarterly data for each of the quarters in 2007 and 2008 and the first three quarters in 2009), and results in a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.       Legal Proceedings.

We are not currently a defendant in any material legal proceeding, nor to our knowledge, is any material legal proceeding threatened against us.

Item 1A.      Risk Factors.

Except as provided below, there have been no material changes to the risk factors disclosed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Additional Risk Factors

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
Second Amendment to Amended and Restated Revolving Credit Agreement effective as of March 13, 2008, by and between NGP Capital Resources Company, the lenders from time to time party thereto and SunTrust Bank (filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008, and incorporated herein by reference)

10.12	-
Third Amendment to Treasury Secured Revolving Credit Agreement effective as of March 13, 2008, by and between NGP Capital Resources Company, the lenders from time to time party thereto and SunTrust Bank (filed as Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008, and incorporated herein by reference)

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
Second Amendment to Amended and Restated Revolving Credit Agreement effective as of March 13, 2008, by and between NGP Capital Resources Company, the lenders from time to time party thereto and SunTrust Bank (filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008, and incorporated herein by reference)

10.12	-
Third Amendment to Treasury Secured Revolving Credit Agreement effective as of March 13, 2008, by and between NGP Capital Resources Company, the lenders from time to time party thereto and SunTrust Bank (filed as Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008, and incorporated herein by reference)

31.1	-	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Executive Officer
31.2	-	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Financial Officer
32.1	-	Section 1350 Certification by the Chief Executive Officer
32.2	-	Section 1350 Certification by the Chief Financial Officer