Form 10-Q/A
period 2009-03-31
NGP Capital Resources Co
filed 2010-05-10
CIK 1297704

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

i

Explanatory Note

We are filing this Amended Quarterly Report on Form 10-Q/A to our Quarterly Report on Form 10-Q for the three month period ended March 31, 2009, which we refer to as the Amended Filing, to restate our unaudited consolidated financial statements and related disclosures for the three-month period ended March 31, 2009, as discussed in Note 2 to the accompanying restated unaudited consolidated financial statements.  Our original Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, which we refer to as the Original Filing, was filed with the Securities and Exchange Commission on May 11, 2009.

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

Restatement of Other Financial Statements

We have restated our financial statements for the years ended December 31, 2007 and December 31, 2008 in our Annual Report on Form 10-K for the year ended December 31, 2009, which was filed on March 31, 2010.  We have not amended, and we do not intend to amend, either of our previously filed Annual Reports on Form 10-K for the years ended December 31, 2007 or December 31, 2008.  With the filing of this Amended Filing, we are concurrently filing amendments to our Quarterly Reports on Form 10−Q for each of the quarters ended March 31, in the Affected Periods and plan to subsequently file amendments to our Quarterly Reports on Form 10-Q for each of the other quarters in the Affected Periods.  For this reason, readers should no longer rely on those previously issued financial statements and the related information contained in such previously filed reports for the Affected Periods.

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

The remaining items contained in this Amended Filing consist of all other items originally contained in the Original Filing and are included for the convenience of the reader.  The sections of the Original Filing which were not amended are unchanged and continue in full force and effect as originally filed.  This Amended Filing speaks as of May 11, 2009, the date we filed the Original Filing, and has not been updated to reflect events occurring subsequent to the date of the original filing other than those associated with the evaluation of and resulting restatement of the Company’s consolidated financial statements.

iii

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2009	December 31, 2008
	(As Restated)	(As Restated)
Assets
Investments in portfolio securities at fair value
Control investments - majority owned
(cost: $31,646,472 and $30,570,810, respectively)	$21,570,000	$24,570,000
Affiliate investments
(cost: $51,398,512 and $46,558,058, respectively)	49,462,688	44,416,490
Non-affiliate investments
(cost: $216,520,754 and $217,303,347, respectively)	157,185,107	175,243,078
Investments in corporate notes at fair value
(cost: $11,575,262 and $11,586,899, respectively)	6,113,300	6,350,000
Investments in commodity derivatives at fair value
(cost: $480,130 and $774,095, respectively)	4,729,234	8,212,872
Investments in U.S. Treasury Bills, at amortized cost
which approximates fair value	76,134,101	-
Total investments	315,194,430	258,792,440

Cash and cash equivalents	26,916,388	133,805,575
Accounts receivable and other current assets	203,844	233,549
Interest receivable	2,730,634	2,410,360
Prepaid assets	1,426,983	1,898,905
Deferred tax assets	3,811,831	1,853,612
Total current assets	35,089,680	140,202,001

Total assets	$350,284,110	$398,994,441

Liabilities and stockholders' equity (net assets)
Current liabilities
Accounts payable and accrued expenses	$328,843	$512,926
Management and incentive fees payable	1,833,848	2,016,214
Dividends payable	4,325,640	8,867,563
Income taxes payable	163,569	3,529,308
Current portion of long-term debt	75,000,000	75,000,000
Total current liabilities	81,651,900	89,926,011

Deferred tax liabilities	1,753,861	1,231,829

Long-term debt, less current portion	27,000,000	45,000,000

Total liabilities	110,405,761	136,157,840

Commitments and contingencies (Note 9)

Stockholders’ equity (net assets)
Common stock, $.001 par value, 250,000,000 shares authorized;
21,628,202 shares issued and outstanding	21,628	21,628
Paid-in capital in excess of par	309,648,033	309,648,033
Undistributed net investment income (loss)	(3,080,654)	(3,296,608)
Undistributed net realized capital gain (loss)	2,038,312	2,038,312
Net unrealized appreciation (depreciation) of portfolio securities,
corporate notes and commodity derivative instruments	(68,748,970)	(45,574,764)

Total stockholders’ equity (net assets)	239,878,349	262,836,601

Total liabilities and stockholders' equity (net assets)	$350,284,110	$398,994,441

Net asset value per share	$11.09	$12.15

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31, 2009	March 31, 2008
	(As Restated)	(As Restated)
Investment income
Interest income
Control investments - majority owned	$-	$120,914
Affiliate	1,356,076	194,779
Non-affiliate investments	4,838,463	8,636,423
Royalty income (loss), net of amortization
Control investments - majority owned	23,336	28,015
Non-affiliate investments	(917,638)	517,835
Commodity derivative income, net of expired options	3,173,852	-
Other income	58,800	40,370

Total investment income	8,532,889	9,538,336

Operating expenses
Management fees	1,833,848	1,800,206
Professional fees	166,727	208,979
Insurance expense	200,221	198,817
Interest expense and fees	997,842	2,441,076
State and excise taxes	-	9,516
Other general and administrative expenses	796,948	738,600

Total operating expenses	3,995,586	5,397,194

Net investment income before income taxes	4,537,303	4,141,142

Benefit (provision) for income taxes	4,291	22,202

Net investment income	4,541,594	4,163,344

Net increase (decrease) in unrealized appreciation
(depreciation) on portfolio securities, corporate notes and commodity derivative instruments
Control investments- majority owned	(4,075,662)	63
Affiliate investments	205,744	-
Non-affiliate investments	(20,690,114)	(1,746,225)
Benefit (provision) for taxes on unrealized gain	1,385,826	-

Total net unrealized gain (loss) on investments	(23,174,206)	(1,746,162)

Net increase (decrease) in stockholders' equity
(net assets) resulting from operations	$(18,632,612)	$2,417,182

Net increase (decrease) in stockholders' equity (net assets)
resulting from operations per common share	$(0.86)	$0.14

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (NET ASSETS)

	Common Stock		Paid-in Capital in Excess	Undistributed Net Investment	Undistributed Net Realized Capital Gain	Net Unrealized Appreciation (Depreciation) of Portfolio Securities, Corporate Notes and Commodity Derivative	Total Stockholders' Equity
	Shares	Amount	of Par	Income (Loss)	(Loss)	Instruments	(Net Assets)
Balance at December 31, 2008 (as restated)	21,628,202	$21,628	$309,648,033	$(3,296,608)	$2,038,312	$(45,574,764)	$262,836,601
Net increase (decrease) in
stockholders' equity (net assets)
resulting from operations	-	-	-	4,541,594	-	(23,174,206)	(18,632,612)

Dividends declared	-	-	-	(4,325,640)	-	-	(4,325,640)
Balance at March 31, 2009 (unaudited & as restated)	21,628,202	$21,628	$309,648,033	$(3,080,654)	$2,038,312	$(68,748,970)	$239,878,349

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31, 2009	March 31, 2008
	(As Restated)	(As Restated)
Cash flows from operating activities
Net increase (decrease) in stockholders' equity (net assets) resulting from operations	$(18,632,612)	$2,417,182
Adjustments to reconcile net increase (decrease) in stockholders' equity (net assets)
resulting from operations to net cash provided by (used in) operating activities
Payment-in-kind interest	(912,526)	(1,728,817)
Net amortization of premiums, discounts and fees	1,445,811	(301,353)
Change in unrealized (appreciation) depreciation on portfolio securities,
corporate notes and commodity derivative instruments	24,560,032	1,746,162
Effects of changes in operating assets and liabilities
Accounts receivable and other current assets	29,705	(11,804)
Interest receivable	(320,274)	(229,571)
Prepaid assets	471,922	306,502
Current portion of deferred income taxes	(1,958,219)	-
Non-current deferred income taxes	522,032	-
Accounts payable and accrued expenses	(366,449)	(301,232)
Income taxes payable	(3,365,739)	-
Non-current portion of deferred income taxes	-	(22,202)
Purchase of investments in portfolio securities, corporate notes
and commodity derivative instruments	(11,136,736)	(25,776,473)
Redemption of investments in portfolio securities, corporate notes
and commodity derivative instruments	5,775,530	28,024,331
Net sale (purchase) of investments in U.S. Treasury Bills	(76,134,101)	19,947,405

Net cash provided by (used in) operating activities	(80,021,624)	24,070,130

Cash flows from financing activities
Borrowings under revolving credit facility	27,000,000	10,000,000
Repayments on revolving credit facility	(45,000,000)	(34,750,000)
Dividends paid	(8,867,563)	(9,012,671)

Net cash used in financing activities	(26,867,563)	(33,762,671)

Net increase (decrease) in cash and cash equivalents	(106,889,187)	(9,692,541)
Cash and cash equivalents, beginning of period	133,805,575	18,437,115

Cash and cash equivalents, end of period	$26,916,388	$8,744,574

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2009
(Unaudited)

Portfolio Company	Energy Industry Segment	Investment (1) (2) (4)	Principal	Cost	Fair Value (3)
TARGETED INVESTMENTS (22)
Control Investments- Majority Owned (50% to 100% owned)
DeanLake Operator, LLC	Oil & Natural Gas	Class A Preferred Units (5)		$13,900,255	$10,000,000
	Production and Development	Overriding Royalty Interest		18,705	20,000

Rubicon Energy Partners,	Oil & Natural Gas	LLC Units (4,000 units) (5)		-	750,000
LLC	Production and Development

TierraMar Energy LP	Oil & Natural Gas	Class A Preferred LP Units (5)		17,710,788	10,500,000
	Production and Development	Overriding Royalty Interest		16,724	300,000

Total Control Investments- Majority Owned (50% to 100% owned)				31,646,472	21,570,000

Affiliate Investments- (5% to 25% owned)
BioEnergy Holding, LLC	Alternative Fuels and	Senior Secured Notes	11,402,395	10,573,392	10,573,392
	Specialty Chemicals	(15.00%, due 3/06/2015)
		BioEnergy International Warrants (5) (15)		595,845	595,845
		BioEnergy Holding Units (5)		376,687	376,687

Bionol Clearfield, LLC	Alternative Fuels and	Senior Secured Tranche C	5,000,000	5,000,000	5,000,000
	Specialty Chemicals	Construction Loan
		(LIBOR + 7.00%, due 9/06/2016)

Resaca Exploitation Inc.	Oil & Natural Gas	Senior Secured	32,000,000	31,617,332	31,617,332
	Production and Development	Multiple-Advance Term Loan
		(The greater of 10.0% or LIBOR + 6.00%,
		due 5/01/2012)
		Common Stock (6,574,216 shares) (5) (18)		3,235,256	1,299,432

Total Affiliate Investments- (5% to 25% owned)				51,398,512	49,462,688

Non-Affiliate Investments- (less than 5% owned)
Alden Resources, LLC (19)	Coal Production	Senior Secured	36,497,815	34,097,802	28,609,205
		Multiple-Advance Term Loan
		(LIBOR + 8.00% cash, LIBOR + 11.0%
		default, due 1/05/2013)
		Royalty Interest		2,565,017	7,500,000
		Warrants (5) (13)		100,000	-

Anadarko Petroleum Corporation	Oil & Natural Gas	Multiple-Advance Net Profits Interest	33,105,305	33,196,620	33,196,620
2007-III Drilling Fund	Production and Development	(Due 4/23/2032)

ATP Oil & Gas Corporation	Oil & Natural Gas	Limited Term Royalty Interest		22,533,099	10,084,371
	Production and Development

Black Pool Energy	Oil & Natural Gas	Senior Secured	5,137,635	4,862,450	4,862,450
Partners, LLC	Production and Development	Multiple-Advance Term Loan
		(The greater of 12.00% or LIBOR +
		8.00 % cash, 14.00% or LIBOR +
		10.00% PIK, due 10/24/2011)
		Overriding Royalty Interest (5)		10,000	10,000
		Warrants (5) (20)		10,000	10,000

BSR Loco Bayou, LLC (8)	Oil & Natural Gas	Senior Secured	2,844,820	2,369,720	1,507,631
	Production and Development	Multiple-Advance Term Loan
		(LIBOR + 5.50% cash, LIBOR + 8.50%
		default, due 8/15/2009) (7)
		Overriding Royalty Interest		19,294	20,000
		Warrants (5) (10)		10,000	-

Chroma Exploration &	Oil & Natural Gas	9,711 Shares Series A Participating		2,221,710	-
Production, Inc.	Production and Development	Convertible Preferred Stock (7)
		8,868 Shares Series AA Participating		2,089,870	1,000,000
		Convertible Preferred Stock (7)
		8.11 Shares Common Stock (5)		-	-
		Warrants (5) (9)		-	-

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2009
(Unaudited)
(Continued)

Portfolio Company	Energy Industry Segment	Investment (1) (2) (4)	Principal	Cost	Fair Value (3)
TARGETED INVESTMENTS (22) - Continued
Non-Affiliate Investments- (less than 5% owned)- Continued
Crossroads Energy, LP	Oil & Natural Gas	Senior Secured	5,186,941	5,167,097	5,167,097
	Production and Development	Multiple-Advance Term Loan
		(The greater of 10.0% or LIBOR + 5.50%,
		due 6/29/2009)
		Overriding Royalty Interest		4,726	250,000

Formidable, LLC (17)	Oil & Natural Gas	Senior Secured	37,949,866	37,949,866	5,600,000
	Production and Development	Multiple-Advance Term Loan
		(LIBOR + 5.50% cash, LIBOR + 8.50%
		default, due 5/31/2008) (7)
		Warrants (5) (14)		500,000	-

Greenleaf Investments, LLC	Oil & Natural Gas	Senior Secured	12,229,693	11,977,877	11,977,877
	Production and Development	Multiple-Advance Term Loan
		(The greater of 10.50% or LIBOR + 6.50%,
		due 4/30/2011)
		Overriding Royalty Interest		77,984	300,000

Nighthawk Transport I, LP	Energy Services	Second Lien	12,957,853	12,334,854	8,929,131
		Term Loan B
		(The greater of 21.0% or LIBOR + 16.50%,
		w/ PIK option available up to 6.0%,
		due 10/03/2010)
		LP Units (5)		224	-
		Warrants (5) (12)		850,000	-

		Second Lien	1,450,404	1,430,208	1,075,842
		Delayed Draw Term Loan B
		(The greater of 21.0% or LIBOR + 16.50%,
		w/ PIK option available up to 6.0%,
		due 10/03/2010)

Sonoran Energy, Inc.	Oil & Natural Gas	Warrants (5) (11)		10,000	-
	Production and Development

Tammany Oil & Gas, LLC	Oil & Natural Gas	Senior Secured	30,197,804	29,994,883	29,994,883
	Production and Development	Multiple-Advance Term Loan
		(The greater of 11.0% or LIBOR + 6.00%,
		due 3/21/2010)
		Overriding Royalty Interest (5)		200,000	550,000

Venoco, Inc.	Oil & Natural Gas	Senior Notes (6)	12,000,000	11,937,453	6,540,000
	Production and Development	(8.75%, due 12/15/2011)

Total Non-Affiliate Investments- (less than 5% owned)				216,520,754	157,185,107

Subtotal Targeted Investments (66.7% of total investments)				$299,565,738	$228,217,795

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2009
(Unaudited)
(Continued)

Portfolio Company	Energy Industry Segment	Investment (1) (2) (4)	Principal	Cost	Fair Value (3)
CORPORATE NOTES (22)
Pioneer Natural Resources Co.	Oil & Natural Gas	Senior Notes, 7.2%, due 2028	$10,000,000	$11,575,262	$6,113,300
	Production and Development
Subtotal Corporate Notes ( 1.79% of total investments)				$11,575,262	$6,113,300

COMMODITY DERIVATIVE INSTRUMENTS (22)
Put Options (16)		Put Options with BP Corporation North America, Inc. to sell up to 615,000 MMBtu of natural gas at a strike price of $10.00 per MMBtu. 12 monthly contracts beginning on July 1, 2008 and expiring on June 30, 2009.		$54,405	$586,229

		Put Options with BP Corporation North America, Inc. to sell up to 237,750 Bbls of crude oil at a strike price of $101.00 per Bbl. 15 monthly contracts beginning on July 1, 2008 and expiring on September 30, 2009.		284,900	3,164,568

		Put Options with BP Corporation North America, Inc. to		140,825	978,437
		sell up to 32,750 Bbls of crude oil at a strike price of $85.00 per Bbl. 4 monthly contracts beginning on October 1, 2009 and expiring on January 31, 2010.
Subtotal Commodity Derivatives ( 1.39% of total investments)				$480,130	$4,729,234

GOVERNMENT SECURITIES (21)
U.S. Treasury Bills	U.S. Treasury Bills, 0.13%, due 05/07/2009		$50,000,000	$49,993,500	$49,993,500
U.S. Treasury Bills	U.S. Treasury Bills, 0.13%, due 05/07/2009		26,144,000	26,140,601	26,140,601

Subtotal Government Securities (22.25% of total investments)				$76,134,101	$76,134,101

CASH
Subtotal Cash (7.87% of total investments)				$26,916,388	$26,916,388

TOTAL INVESTMENTS, CASH AND CASH EQUIVALENTS				$414,671,619	$342,110,818

LIABILITIES IN EXCESS OF OTHER ASSETS (23)					$(102,232,469)

NET ASSETS (23)					$239,878,349

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2009
(Unaudited)
(Continued)

NOTES TO CONSOLIDATED SCHEDULE OF INVESTMENTS

(1)	All investments are pledged as collateral for obligations uder the Company's credit facilities.
(2)	Percentages represent interest rates in effect at the end of the period and due dates represent the contractual maturity dates.
(3)	Fair value of targeted investments is determined by or under the direction of the Board of Directors.
(4)	All investments are in entities with primary operations in the United States of America.
(5)	Non-income producing securities.
(6)	Upon the March 30, 2006 closing of Venoco, Inc.'s TexCal acquisition, Venoco Inc.'s senior notes became collateralized by second priority liens.
(7)	Non-accrual status.
(8)	BSR Loco Bayou was issued a written notice of default.
(9)	Chroma warrants expire on April 5, 2012 and provide the Company the right to purchase 2,462 shares of common stock at a purchase price of $75.00 per share.
(10)	BSR Loco Bayou warrants expire on August 15, 2013 and provide the Company the right to purchase 10,000 investor units at the exercise price of $160.00 per investor unit.
(11)
Sonoran warrants expire on November 28, 2014 and provide the Company the right to purchase shares of common stock up to 2.87 million shares, on a fully diluted basis with anti-dilution provisions, at the exercise price of $0.20 per share.

(12)	Nighthawk warrants expire on May 13, 2017 and provide the Company the right to purchase approximately 7.1% of limited partnership units at the exercise price of $0.001 per unit.
(13)
Alden warrants provide the Company the right to purchase 23% of class C units at an exercise price of $0.739 per unit, expiring in December 2013 and the right to purchase 10% of class C units at an exercise price of $0.739 per unit, expiring in July 2014.

(14)
Formidable warrants expire on March 31, 2015 and provide the Company the right to purchase membership interest representing 30% of all distributions at an exercise price of $1,000 per percentage point.

(15)
BioEnergy International, LLC warrants expire on August 15, 2010 and provide the Company the right to purchase  648,000 units, representing membership interests of BioEnergy International, LLC, at the  purchase price of $10.00 per unit.

(16)	Put Options are related to the limited term royalty interest purchased from ATP Oil & Gas Corporation.
(17)	Formidable was issued a written notice of default on February 13, 2009.
(18)
Resaca stock is listed on the Alternative Investment Market of the London Stock Exchange, denominated in British pounds and its reported fair value at March 31, 2009 has been converted to U.S. dollars at the exchange rate effective on March 31, 2009.

(19)	Alden was issued a written notice of default on February 5, 2009 and entered into a forbearance agreement on April 16, 2009.
(20)
Black Pool warrants expire seven years after repayment of principal and interest and provide the Company the right to purchase approximately 25% of membership interest at the exercise price of $0.01 per unit.

(21)	Investments in U.S. Treasury instruments are level 1 securities per SFAS No. 157 hierarchy.
(22)	All investments in portfolio securities, corporate notes and commodity derivative instruments are level 3 securities per SFAS No. 157 hierarchy.
(23)	As restated.

(See accompanying notes to consolidated financial statements)

 NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2008

Portfolio Company	Energy Industry Segment	Investment (1) (2) (4)	Principal	Cost	Fair Value (3)
TARGETED INVESTMENTS (22)
Control Investments - Majority Owned (50% to 100% owned)
DeanLake Operator, LLC	Oil & Natural Gas	Class A Preferred Units - 100% of outstanding		$13,900,255	$10,000,000
	Production and Development	units representing 100% ownership of
		DeanLake Operator, LLC until payout,
		80% after payout (5)
		Overriding Royalty Interest		18,897	20,000

Rubicon Energy Partners,	Oil & Natural Gas	LLC Units (4,000 units) representing		-	750,000
LLC	Production and Development	50% ownership of the assets of
		Rubicon Energy Partners, LLC (5)

TierraMar Energy LP	Oil & Natural Gas	Class A Preferred LP Units - 100% of		16,634,830	13,500,000
	Production and Development	outstanding units representing 100% ownership
		of TierraMar Energy LP until payout,
		67% after payout (5)
		Overriding Royalty Interest		16,828	300,000

Total Control Investments - Majority Owned (50% to 100% owned)				30,570,810	24,570,000

Affiliate Investments - (5% to 25% owned)
BioEnergy Holding, LLC	Alternative Fuels and	Senior Secured Notes	10,606,557	9,757,613	9,757,613
	Specialty Chemicals	(15.00%, due 3/06/2015)
		BioEnergy International Warrants (5) (15)		595,845	595,845
		BioEnergy Holding Units - 11.54% of outstanding		376,687	376,687
		units of BioEnergy Holdings, LLC (5)

Bionol Clearfield, LLC (21)	Alternative Fuels and	Senior Secured Tranche C	5,000,000	5,000,000	5,000,000
	Specialty Chemicals	Construction Loan
		(LIBOR + 7.00%, due 9/06/2016)

Resaca Exploitation Inc.	Oil & Natural Gas	Senior Secured	28,000,000	27,592,657	27,592,657
	Production and Development	Multiple-Advance Term Loan
		(The greater of 10.0% or LIBOR + 6.00%,
		due 5/01/2012)
		Common Stock (6,574,216 shares) - representing		3,235,256	1,093,688
		7.13% of outstanding common stock of
		Resaca Exploitation Inc. (5) (18)

Total Affiliate Investments - (5% to 25% owned)				46,558,058	44,416,490

Non-affiliate Investments - (Less than 5% owned)
Alden Resources, LLC (19)	Coal Production	Senior Secured	36,285,168	33,772,038	28,283,440
		Multiple-Advance Term Loan
		(LIBOR + 8.00% cash, due 1/05/2013)
		Royalty Interest		2,565,017	7,500,000
		Warrants (5) (13)		100,000	-

Anadarko Petroleum Corporation	Oil & Natural Gas	Multiple-Advance Net Profits Interest	37,255,948	37,352,982	37,352,982
2007-III Drilling Fund	Production and Development	(Due 4/23/2032)

ATP Oil & Gas Corporation	Oil & Natural Gas	Limited Term Royalty Interest		24,319,585	12,219,000
	Production and Development

Black Pool Energy	Oil & Natural Gas	Senior Secured	302,497	12,498	12,498
Partners, LLC	Production and Development	Multiple-Advance Term Loan
		(The greater of 12.00% or LIBOR +
		8.00 % cash, 14.00% or LIBOR +
		10.00% PIK, due 10/24/2011)
		Overriding Royalty Interest (5)		10,000	10,000
		Warrants (5) (20)		10,000	10,000

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2008
(continued)

Portfolio Company	Energy Industry Segment	Investment (1) (2) (4)	Principal	Cost	Fair Value (3)
TARGETED INVESTMENTS (22) - Continued
Non-affiliate Investments - (Less than 5% owned) - Continued

BSR Loco Bayou, LLC (8)	Oil & Natural Gas	Senior Secured	2,888,986	2,401,884	1,539,795
	Production and Development	Multiple-Advance Term Loan
		(LIBOR + 5.50% cash, LIBOR + 8.50%
		default, due 8/15/2009) (7)
		Overriding Royalty Interest		19,372	20,000
		Warrants (5) (10)		10,000	-

Chroma Exploration &	Oil & Natural Gas	9,711 Shares Series A Participating		2,221,710	-
Production, Inc.	Production and Development	Convertible Preferred Stock (7)
		8,868 Shares Series AA Participating		2,089,870	1,000,000
		Convertible Preferred Stock (7)
		8.11 Shares Common Stock (5)		-	-
		Warrants (5) (9)		-	-

Crossroads Energy, LP	Oil & Natural Gas	Senior Secured	4,820,204	4,781,487	4,781,487
	Production and Development	Multiple-Advance Term Loan
		(The greater of 10.0% or LIBOR + 5.50%,
		due 6/29/2009)
		Overriding Royalty Interest		5,120	250,000

Formidable, LLC (17)	Oil & Natural Gas	Senior Secured	37,299,054	37,299,054	22,500,000
	Production and Development	Multiple-Advance Term Loan
		(LIBOR + 5.50% cash, LIBOR + 8.50%
		default, due 5/31/2008) (7)
		Warrants (5) (14)		500,000	-

Greenleaf Investments, LLC	Oil & Natural Gas	Senior Secured	12,229,693	11,951,818	11,951,818
	Production and Development	Multiple-Advance Term Loan
		(The greater of 10.50% or LIBOR + 6.50%,
		due 4/30/2011)
		Overriding Royalty Interest		86,263	300,000

Nighthawk Transport I, LP	Energy Services	Second Lien	12,895,524	12,184,611	8,929,131
		Term Loan B
		(The greater of 15.0% or LIBOR + 10.50%,
		due 10/03/2010)
		LP Units (5)		224	-
		Warrants (5) (12)		850,000	-

		Second Lien	1,443,427	1,420,362	1,075,842
		Delayed Draw Term Loan B
		(The greater of 15.0% or LIBOR + 10.50%,
		due 10/03/2010)

Sonoran Energy, Inc.	Oil & Natural Gas	Warrants (5) (11)		10,000	-
	Production and Development

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2008
(continued)

Issuing Company	Energy Industry Segment	Investment (1) (2) (4)	Principal	Cost	Fair Value (3)
TARGETED INVESTMENTS (22) - Continued
Non-affiliate Investments - (Less than 5% owned) - Continued
Tammany Oil & Gas, LLC	Oil & Natural Gas	Senior Secured	31,447,804	31,197,085	31,197,085
	Production and Development	Multiple-Advance Term Loan
		(The greater of 11.0% or LIBOR + 6.00%,
		due 3/21/2010)
		Overriding Royalty Interest (5)		200,000	550,000

Venoco, Inc.	Oil & Natural Gas	Senior Notes (6)	12,000,000	11,932,367	5,760,000
	Production and Development	(8.75%, due 12/15/2011)

Total Non-affiliate Investments - (Less than 5% owned)				$217,303,347	$175,243,078

Subtotal Targeted Investments (58.76% of total investments)				$294,432,215	$244,229,568

CORPORATE NOTES (22)
Pioneer Natural Resources Co.	Oil & Natural Gas	Senior Notes, 7.2%, due 2028	$10,000,000	$11,586,899	$6,350,000
	Production and Development

Subtotal Corporate Notes ( 1.62% of total investments)				$11,586,899	$6,350,000

COMMODITY DERIVATIVE INSTRUMENTS (22)
Put Options (16)		Put Options with BP Corporation North America, Inc. to sell up to		$141,570	$933,484
		615,000 MMBtu of natural gas at a strike price of $10.00 per MMBtu.
		12 monthly contracts beginning on July 1, 2008 and expiring on June 30, 2009.

		Put Options with BP Corporation North America, Inc. to sell up to		491,700	6,146,906
		237,750 Bbls of crude oil at a strike price of $101.00 per Bbl. 15 monthly
		contracts beginning on July 1, 2008 and expiring on September 30, 2009.

		Put Options with BP Corporation North America, Inc. to sell up to		140,825	1,132,482
		32,750 Bbls of crude oil at a strike price of $85.00 per Bbl. 4 monthly
		contracts beginning on October 1, 2009 and expiring on January 31, 2010.
Subtotal Commodity Derivatives ( 2.1% of total investments)				$774,095	$8,212,872

CASH
Subtotal Cash (34.08% of total investments)				$133,805,575	$133,805,575

TOTAL INVESTMENTS, CASH AND CASH EQUIVALENTS				$440,598,784	$392,598,015

LIABILITIES IN EXCESS OF OTHER ASSETS (23)					$(129,761,414)

NET ASSETS (23)					$262,836,601

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2008
(continued)

Notes to Consolidated Schedule of Investments

(1)	All investments are pledged as collateral for obligations under the Company's credit facility.

(2)	Percentages represent interest rates in effect at the end of the period and due dates represent the contractual maturity dates.

(3)	Fair value of targeted investments is determined by or under the direction of the Board of Directors.

(4)	All investments are in entities with primary operations in the United States of America.

(5)	Non-income producing securities.

(6)	Upon the March 30, 2006 closing of Venoco, Inc.'s TexCal acquisition, Venoco Inc.'s senior notes became collateralized by second priority liens.

(7)	Non-accrual status.

(8)	Portfolio company was issued a written notice of default.

(9)	Chroma warrants expire on April 5, 2012 and provide the Company the right to purchase 2,462 shares of common stock at a purchase price of $75.00 per share.

(10)	BSR Loco Bayou warrants expire on August 15, 2013 and provide the Company the right to purchase 10,000 investor units at the exercise price of $160.00 per investor unit.

(11)
Sonoran warrants expire on November 28, 2014 and provide the Company the right to purchase shares of common stock up to 2.87 million shares, on a fully diluted basis with anti-dilution provisions, at the exercise price of $0.20 per share.

(12)	Nighthawk warrants expire on May 13, 2017 and provide the Company the right to purchase approximately 2.5% of limited partnership units at the exercise price of $0.001 per unit.

(13)
Alden warrants provide the Company the right to purchase 23% of class C units at an exercise price of $0.739 per unit, expiring in December 2013 and the right to purchase 10% of class C units at an exercise price of $0.739 per unit, expiring in July 2014.

(14)
Formidable warrants expire on March 31, 2015 and provide the Company the right to purchase membership interest representing 30% of all distributions at an exercise price of $1,000 per percentage point.

(15)
BioEnergy International, LLC warrants expire on August 15, 2010 and provide the Company the right to purchase  648,000 units, representing membership interests of BioEnergy International, LLC, at the  purchase price of $10.00 per unit.

(16)	Put Options are related to the limited term royalty interest purchased from ATP Oil & Gas Corporation.

(17)	Portfolio company was issued a written notice of default on February 13, 2009.

(18)
Resaca stock is listed on the Alternative Investment Market of the London Stock Exchange, denominated in British pounds and its reported fair value at December 31, 2008 has been converted to U.S. dollars at the exchange rate effective on December 31, 2008.

(19)	Portfolio company was issued a written notice of default on February 5, 2009.

(20)
Black Pool warrants expire seven years after repayment of principal and interest and provide the Company the right to purchase approximately 25% of membership interest at the exercise price of $0.01 per unit.

(21)	Bionol Clearfield, LLC is owned 100% by BioEnergy Holdings, LLC.

(22)	Level 3 security.

(23)	As restated.

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED FINANCIAL HIGHLIGHTS
(Unaudited)

	For the Three Months Ended
	March 31, 2009	March 31, 2008
	(As Restated)	(As Restated)
Per Share Data (1)

Net asset value, beginning of period	$12.15	$14.14

Net investment income	0.21	0.24
Net realized and unrealized gain (loss) on portfolio securities,
corporate notes and commodity derivative instruments (3)	(1.07)	(0.10)

Net increase (decrease) in stockholders' equity (net assets)
resulting from operations	(0.86)	0.14

Dividends declared	(0.20)	(0.40)

Net asset value, end of period	$11.09	$13.88

Market value, beginning of period	$8.37	$15.63
Market value, end of period	$4.97	$16.42
Market value return (2)	(38.75%)	7.68%
Net asset value return (2)	(5.85%)	0.62%

Ratios and Supplemental Data
($ and shares in thousands)

Net assets, end of period	$239,878	$242,833
Average net assets	$251,357	$245,124
Common shares outstanding at end of period	21,628	17,500
Total operating expenses/average net assets (4)	6.45%	8.86%
Total operating expenses less management and
incentive fees and interest expense/average net assets (4)	1.88%	1.90%
Total operating expenses less management
and incentive fees/average net assets (4)	3.49%	5.90%
Net investment income/average net assets (4)	7.33%	6.83%
Net increase (decrease) in net assets resulting from
operations/average net assets (4)	(30.06%)	3.97%
Portfolio turnover rate	2.30%	11.43%

(1)	Per Share Data is based on common shares outstanding at end of period.
(2)	Return calculations assume reinvestment of dividends and are not annualized.
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

The effects of the restatement on the unaudited consolidated balance sheets at March 31, 2009 and December 31, 2008 are summarized in the following table:

	As Previously		As
	Reported	Reclassifications	Reclassified	Restatement	As Restated
Consolidated Balance Sheets:
For the Three Months Ended March 31, 2009
Investments in portfolio securities at fair value	$228,217,795	$(228,217,795)	$-	$-	$-
Control investments - majority owned	-	21,570,000	21,570,000	-	21,570,000
Affiliate investments	-	49,462,688	49,462,688	-	49,462,688
Non-affiliate investments	-	157,185,107	157,185,107	-	157,185,107
Accounts receivable and other current assets	11,672	-	11,672	192,172	203,844
Deferred tax assets - current portion	6,252,617	-	6,252,617	(2,440,786)	3,811,831
Total current assets	37,338,294	-	37,338,294	(2,248,614)	35,089,680
Deferred tax assets - non-current	797,835	-	797,835	(797,835)	-
Total assets	353,330,559	-	353,330,559	(3,046,449)	350,284,110
Deferred tax liabilities - non-current	1,868,009	-	1,868,009	(114,148)	1,753,861
Total liabilities	110,519,909	-	110,519,909	(114,148)	110,405,761
Paid-in capital in excess of par	315,184,191	-	315,184,191	(5,536,158)	309,648,033
Undistributed net investment income (loss)	(1,872,680)	-	(1,872,680)	(1,207,974)	(3,080,654)
Net unrealized appreciation (depreciation) of				-
portfolio securities, corporate notes	(72,560,801)	-	(72,560,801)	3,811,831	(68,748,970)
Total stockholders’ equity (net assets)	242,810,650	-	242,810,650	(2,932,301)	239,878,349
Total liabilities and stockholders' equity (net assets)	353,330,559	-	353,330,559	(3,046,449)	350,284,110
Net asset value per share	11.23	-	11.23	(0.14)	11.09
For the Year Ended December 31, 2008
Investments in portfolio securities at fair value	$244,229,568	$(244,229,568)	$-	$-	$-
Control investments - majority owned	-	24,570,000	24,570,000	-	24,570,000
Affiliate investments	-	44,416,490	44,416,490	-	44,416,490
Non-affiliate investments	-	175,243,078	175,243,078	-	175,243,078
Accounts receivable and other current assets	41,377	-	41,377	192,172	233,549
Deferred tax assets - current	200,000	-	200,000	1,653,612	1,853,612
Total current assets	138,356,217	-	138,356,217	1,845,784	140,202,001
Deferred tax assets - non-current	3,600,000	-	3,600,000	(3,600,000)	-
Total assets	400,748,657	-	400,748,657	(1,754,216)	398,994,441
Deferred tax liabilities - non-current	-	-	-	1,231,829	1,231,829
Total liabilities	134,926,011	-	134,926,011	1,231,829	136,157,840
Paid-in capital in excess of par	315,184,191	-	315,184,191	(5,536,158)	309,648,033
Undistributed net investment income (loss)	(3,420,716)	-	(3,420,716)	124,108	(3,296,608)
Net unrealized appreciation (depreciation) of portfolio securities, corporate notes and commodity derivative instruments	(48,000,769)	-	(48,000,769)	2,426,005	(45,574,764)
Total stockholders’ equity (net assets)	265,822,646	-	265,822,646	(2,986,045)	262,836,601
Total liabilities and stockholders' equity (net assets)	400,748,657	-	400,748,657	(1,754,216)	398,994,441
Net asset value per share	12.29	-	12.29	(0.14)	12.15

The effects of the restatement on the unaudited consolidated statements of operations for the three month periods ended March 31, 2009 and March 31, 2008 are summarized in the following table:

	As Previously		As
	Reported	Reclassifications	Reclassified	Restatement	As Restated
Consolidated Statements of Operations:
For the Three Months Ended March 31, 2009
Investment income
Interest income:	$6,194,539	$(6,194,539)	$-	$-	$-
Affiliate investments	-	1,356,076	1,356,076	-	1,356,076
Non-affiliate investments	-	4,838,463	4,838,463	-	4,838,463
Royalty income (loss), net of amortization:	(894,302)	894,302	-	-	-
Control investments - majority owned	-	23,336	23,336	-	23,336
Non-affiliate investments	-	(917,638)	(917,638)	-	(917,638)
State and excise taxes	5,619	-	5,619	(5,619)	-
Other general and administrative expenses	796,949	-	796,949	(1)	796,948
Total operating expenses	4,001,206	-	4,001,206	(5,620)	3,995,586
Net investment income before income taxes	4,531,683	-	4,531,683	5,620	4,537,303
Benefit (provision) for income taxes	1,341,993	-	1,341,993	(1,337,702)	4,291
Net investment income	5,873,676	-	5,873,676	(1,332,082)	4,541,594
Net unrealized gain (loss) on investments
Net increase (decrease) in unrealized appreciation
(depreciation) on portfolio securities, corporate notes:	(24,560,032)	24,560,032	-	-	-
Control investments - majority owned	-	(4,075,662)	(4,075,662)	-	(4,075,662)
Affiliate investments	-	205,744	205,744	-	205,744
Non-affiliate investments	-	(20,690,114)	(20,690,114)	-	(20,690,114)
Benefit (provision) for taxes on unrealized gain	-	-	-	1,385,826	1,385,826
Total net unrealized gain (loss) on investments	(24,560,032)	-	(24,560,032)	1,385,826	(23,174,206)
Net increase (decrease) in stockholders' equity
(net assets) resulting from operations	(18,686,356)	-	(18,686,356)	53,744	(18,632,612)
For the Three Months Ended March 31, 2008
Investment income
Interest income:	$8,952,116	$(8,952,116)	$-	$-	$-
Control investments - majority owned	-	120,914	120,914	-	120,914
Affiliate investments	-	194,779	194,779	-	194,779
Non-affiliate investments	-	8,636,423	8,636,423	-	8,636,423
Royalty income:	545,850	(545,850)	-	-	-
Control investments - majority owned	-	28,015	28,015	-	28,015
Non-affiliate investments	-	517,835	517,835	-	517,835
Benefit (provision) for income taxes	-	-	-	22,202	22,202
Net investment income	4,141,142	-	4,141,142	22,202	4,163,344
Net unrealized gain (loss) on investments
Net increase (decrease) in unrealized appreciation
(depreciation) on portfolio securities, corporate notes:	(1,746,162)	1,746,162	-	-	-
Control investments - majority owned	-	63	63	-	63
Non-affiliate investments	-	(1,746,225)	(1,746,225)	-	(1,746,225)
Net increase (decrease) in stockholders' equity
(net assets) resulting from operations	2,394,980	-	2,394,980	22,202	2,417,182

The effects of the restatement on the unaudited consolidated statements of cash flows for the three-month periods ended March 31, 2009 and March 31, 2008 are summarized in the following table:

	As Previously		As
	Reported	Reclassifications	Reclassified	Restatement	As Restated
Consolidated Statements of Cash Flows:
For the Three Months Ended March 31, 2009
Cash flows from operating activities
Net increase (decrease) in stockholders' equity (net assets) resulting from operations	$(18,686,356)	$-	$(18,686,356)	$53,744	$(18,632,612)
Effects of changes in operating assets and liabilities
Current portion of deferred income taxes	(6,052,617)	-	(6,052,617)	4,094,398	(1,958,219)
Non-current deferred income taxes	4,670,174	-	4,670,174	(4,148,142)	522,032
For the Three Months Ended March 31, 2008
Cash flows from operating activities
Net increase (decrease) in stockholders' equity (net assets) resulting from operations	$2,394,980	$-	$2,394,980	$22,202	$2,417,182
Effects of changes in operating assets and liabilities
Non-current portion of deferred income taxes	-	-	-	(22,202)	(22,202)

Note 3:	Significant Accounting Policies

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

The Company’s consolidated subsidiaries, NGPC Asset Holdings, LP, NGPC Asset Holdings II, LP, NGPC Asset Holdings III, LP, NGPC Asset Holdings V, LP and NGPC Nevada, LLC, collectively (“NGPCAH”), are subject to federal income taxes for the period ended March 31, 2009.  The difference between the effective income tax rate of 6.94% and the statutory federal tax rate of 34% for the three months ended March 31, 2009 is attributable to RIC investment company taxable income that generally will not be subject to federal income tax.

Note 8:	Reclassifications

GAAP requires adjustments to certain components of net assets to reflect permanent differences between financial and tax reporting. These reclassifications have no effect on total net assets or net asset value per share. The table below summarizes the reclassifications from undistributed net investment income (loss), undistributed net realized capital gain (loss), and paid-in capital in excess of par for the year ended December 31, 2008, as restated.  These reclassifications are primarily due to non-deductible meal expenses, non-deductible excise taxes and income and expenses from wholly owned subsidiaries.

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

	Undistributed	Undistributed	Paid-in Capital
	Net Investment	Net Realized	in Excess
Year	Income (Loss)	Capital Gain (Loss)	of Par

2008, as restated	$5,457,699	$(7,415,573)	$1,957,874

Note 9:	Commitments and Contingencies

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

Note 11:	Commodity Derivative Instruments

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

Note 13:	Subsequent Events

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

As discussed in the Explanatory Note to this Amended Filing, the Company is amending and restating its Original Filing of its Quarterly Report on Form 10−Q for the three-month period ended March 31, 2009, including comparative prior year financial results.  For a discussion of the significant restatement adjustments and the background leading to the adjustments, see Note 2, Restatement of Consolidated Financial Statements, in Notes to Consolidated Financial Statements.  All amounts in this Amended Filing affected by the restatement adjustments reflect such amounts as restated.

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

Operating Expenses

For the quarter ended March 31, 2009, as restated, operating expenses were $4.0 million compared to $5.4 million for the quarter ended March 31, 2008 as restated. The 2009 amount consisted of investment advisory and management fees of $1.8 million, insurance expenses, administrative services fees, professional fees, directors’ fees and other general and administrative expenses of $1.2 million and credit facility interest and fees of $1.0 million.  In comparison, for the quarter ended March 31, 2008, as restated, investment advisory and management fees were $1.8 million, insurance expenses, administrative services fees, professional fees, directors’ fees and other general and administrative expenses were $1.2 million and credit facility interest and fees were $2.4 million. See Note 6 for Discussion on the effects of the restatement on management fees.

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

Net Investment Income Before Income Taxes

For the quarter ended March 31, 2009, as restated, net investment income before income taxes was $4.5 million compared to $4.1 million for the quarter ended March 31, 2008.  The 9.6% increase was primarily due to lower credit facility interest expense and fees on our reduced debt balance.

Net Realized Gains

There were no realized capital gains or losses for the quarters ended March 31, 2009 or 2008.

Unrealized Appreciation or Depreciation on Investments

For the quarter ended March 31, 2009, as restated, the increase in net unrealized depreciation before income taxes of $1.4 million was $24.6 million, comprised of a $21.2 million decrease in targeted portfolio fair value, a decrease of  $3.2 million in commodity derivative instruments fair value and a decrease of $0.2 million in corporate notes fair value.  The decrease in targeted portfolio fair value was largely a result of changes in the estimated current market values of underlying assets.  The decrease in the fair value of commodity derivative instruments was a result of the reversal of 2008 unrealized appreciation due to realizations in the first quarter of 2009.

For the quarter ended March 31, 2008, as restated, the increase in net unrealized depreciation was $1.7 million, comprised of a $1.4 million decrease in targeted portfolio fair value and a $0.3 million decrease in the fair value of corporate notes.

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

Net Increase or Decrease in Stockholders’ Equity from Operations

For the quarter ended March 31, 2009, as restated, we had a net decrease in stockholders’ equity (net assets) resulting from operations of $18.6 million, or $0.86 per share, compared to a net increase of $2.4 million, or $0.14 per share for the quarter ended March 31, 2008 as restated.  The $21.0 million, or $1.00 per share net decrease is attributable to the $22.8 million increase in unrealized depreciation on our investments during the first quarter of 2009, compared to the first quarter of 2008.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q (March 31, 2009), the Company performed an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act.

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

Discussion of Material Weakness

Management’s assessment identified a material weakness in the Company’s internal control over financial reporting.  As of March 31, 2009, the Company did not maintain effective controls over the determination and reporting of the provision for income taxes. This material weakness was initially disclosed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2008. As of December 31, 2009, our management concluded that we had not yet remediated this previously disclosed material weakness in our internal control over financial reporting. Specifically, management did not perform a sufficiently precise review of the 2007, 2008 and 2009 financial statements to ensure the completeness and accuracy of the Company’s calculation of its income tax provision and deferred income tax assets and liabilities. This deficiency resulted in the restatement of the Company’s consolidated financial statements for the years ended December 31, 2007 and 2008 (and the unaudited selected quarterly data for each of the quarters in 2007 and 2008 and the first three quarters in 2009), and results in a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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