Form 10-Q
period 2010-03-31
NGP Capital Resources Co
filed 2010-05-10
CIK 1297704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

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

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.
NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(Unaudited)
Assets
Investments in portfolio securities at fair value
Control investments - majority owned
(cost: $121,569,741 and $118,590,412, respectively)	$75,435,448	$72,449,620
Affiliate investments
(cost: $32,935,839 and $30,727,367, respectively)	34,346,136	31,578,945
Non-affiliate investments
(cost: $87,157,197 and $92,832,647, respectively)	83,256,296	86,965,378
Investments in corporate notes at fair value
(cost: $11,527,241 and $11,539,564, respectively)	9,416,400	9,062,200
Investments in commodity derivative instruments at fair value
(cost: $0 and $30,100, respectively)	-	49,000
Total investments	202,454,280	200,105,143

Cash and cash equivalents	105,337,155	108,288,217
Accounts receivable and other current assets	2,106,347	2,115,663
Interest receivable	834,042	1,241,609
Prepaid assets	1,904,024	2,201,468
Deferred tax assets	3,246,184	2,979,209
Total current assets	113,427,752	116,826,166

Total assets	$315,882,032	$316,931,309

Liabilities and stockholders' equity (net assets)
Current liabilities
Accounts payable and accrued expenses	$1,072,981	$1,098,414
Management and incentive fees payable	1,373,179	1,415,866
Dividends payable	3,676,794	3,676,794
Income taxes payable	77,547	62,321
Total current liabilities	6,200,501	6,253,395

Deferred tax liabilities	3,269,341	3,002,366
Long-term debt	64,905,200	67,500,000

Total liabilities	74,375,042	76,755,761

Commitments and contingencies (Note 7)

Stockholders’ equity (net assets)
Common stock, $.001 par value, 250,000,000 shares authorized;
21,628,202 shares issued and outstanding	21,628	21,628
Paid-in capital in excess of par	295,174,063	295,174,063
Undistributed net investment income (loss)	(6,189,997)	(4,944,530)
Undistributed net realized capital gain (loss)	(9,151)	-
Net unrealized appreciation (depreciation) of portfolio securities,
corporate notes and commodity derivative instruments	(47,489,553)	(50,075,613)

Total stockholders’ equity (net assets)	241,506,990	240,175,548

Total liabilities and stockholders' equity (net assets)	$315,882,032	$316,931,309

Net asset value per share	$11.17	$11.10

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For The Three Months Ended
	March 31, 2010	March 31, 2009
		(As Restated)
Investment income
Interest and dividend income:
Control investments - majority owned	$1,099,979	$-
Affiliate investments	832,913	1,356,076
Non-affiliate investments	3,177,541	4,838,463
Royalty income (loss), net of amortization:
Control investments - majority owned	294,811	23,336
Non-affiliate investments	(518,056)	(917,638)
Commodity derivative income, net of expired options	16,079	3,173,852
Other income	290,000	58,800

Total investment income	5,193,267	8,532,889

Operating expenses
Management fees and incentive fees	1,338,569	1,833,848
Professional fees	265,304	166,727
Insurance expense	185,658	200,221
Interest expense and fees	313,063	997,842
Other general and administrative expenses	946,420	796,948

Total operating expenses	3,049,014	3,995,586

Net investment income before income taxes	2,144,253	4,537,303

Benefit (provision) for income taxes	287,074	4,291

Net investment income	2,431,327	4,541,594

Net realized capital gain (loss) on investments
Benefit (provision) for taxes on capital gain	(9,151)	-

Total net realized capital gain (loss) on investments	(9,151)	-

Net unrealized gain (loss) on investments
Net increase (decrease) in unrealized appreciation
(depreciation) on portfolio securities, corporate
notes and commodity derivative instruments:
Control investments - majority owned	6,501	(4,075,662)
Affiliate investments	558,719	205,744
Non-affiliate investments	2,313,989	(20,690,114)
Benefit (provision) for taxes on unrealized gain	(293,149)	1,385,826

Total net unrealized gain (loss) on investments	2,586,060	(23,174,206)

Net increase (decrease) in stockholders' equity
(net assets) resulting from operations	$5,008,236	$(18,632,612)

Net increase (decrease) in stockholders' equity (net assets)
resulting from operations per common share	$0.24	$(0.86)

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (NET ASSETS)

						Net Unrealized
						Appreciation (Depreciation)	Total
			Paid-in Capital	Undistributed	Undistributed	of Portfolio Securities,	Stockholders'
	Common Stock		in Excess	Net Investment	Net Realized	Corporate Notes and Commodity	Equity
	Shares	Amount	of Par	Income (Loss)	Capital Gain (Loss)	Derivative Instruments	(Net Assets)
Balance at December 31, 2009	21,628,202	$21,628	$295,174,063	$(4,944,530)	$-	$(50,075,613)	$240,175,548
Net increase (decrease) in stockholders' equity (net assets) resulting from operations	-	-	-	2,431,327	(9,151)	2,586,060	5,008,236

Dividends declared	-	-	-	(3,676,794)	-	-	(3,676,794)

Balance at March 31, 2010 (unaudited)	21,628,202	$21,628	$295,174,063	$(6,189,997)	$(9,151)	$(47,489,553)	$241,506,990

 (See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Three Months Ended
	March 31, 2010	March 31, 2009
		(As Restated)
Cash flows from operating activities
Net increase (decrease) in stockholders' equity (net assets) resulting from operations	$5,008,236	$(18,632,612)
Adjustments to reconcile net increase (decrease) in stockholders' equity (net assets)
resulting from operations to net cash provided by (used in) operating activities
Payment-in-kind interest	(1,731,489)	(912,526)
Net amortization of premiums, discounts and fees	2,968,431	1,445,811
Change in unrealized (appreciation) depreciation on portfolio securities, corporate notes and commodity derivative instruments before taxes	(2,879,209)	24,560,032
Effects of changes in operating assets and liabilities
Accounts receivable and other current assets	9,316	29,705
Interest receivable	407,567	(320,274)
Prepaid assets	297,444	471,922
Current portion of deferred income taxes	(266,975)	(1,958,219)
Non-current deferred income taxes	266,975	522,032
Accounts payable and accrued expenses	(68,120)	(366,449)
Income taxes payable	15,226	(3,365,739)
Purchase of investments in portfolio securities, corporate notes
and commodity derivative instruments	(3,294,585)	(11,136,736)
Redemption of investments in portfolio securities, corporate notes
and commodity derivative instruments	2,587,715	5,775,530
Net sale (purchase) of investments in U.S. Treasury Bills	-	(76,134,101)

Net cash provided by (used in) operating activities	3,320,532	(80,021,624)

Cash flows from financing activities
Borrowings under revolving credit facility	64,905,200	27,000,000
Repayments on revolving credit facility	(67,500,000)	(45,000,000)
Dividends paid	(3,676,794)	(8,867,563)

Net cash used in financing activities	(6,271,594)	(26,867,563)

Net increase (decrease) in cash and cash equivalents	(2,951,062)	(106,889,187)
Cash and cash equivalents, beginning of period	108,288,217	133,805,575

Cash and cash equivalents, end of period	$105,337,155	$26,916,388

 (See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2010
(Unaudited)

Portfolio Company	Energy Industry Segment	Investment (1) (2) (4)	Principal	Cost	Fair Value (3)
TARGETED INVESTMENTS (17)
Control Investments - Majority Owned (50% to 100% owned)
Alden Resources, LLC	Coal Production	Senior Secured	$22,245,994	$20,439,434	$20,339,434
		Multiple-Advance Term Loan - Tranche A
		(The greater of 12.00% or LIBOR +
		9.00 % cash, 15.00% or LIBOR +
		12.00% PIK, due 1/05/2013)

		Senior Secured	21,711,913	19,519,841	19,519,841
		Multiple-Advance Term Loan - Tranche B
		(The greater of 12.00% or LIBOR +
		9.00 % cash, 15.00% or LIBOR +
		12.00% PIK, due 1/05/2013) (6)

		Class E Units - 100% of outstanding units		5,800,000	5,800,000
		entitled to 100% of distributions of
		Alden Resources until payout,
		80% after payout (5)

		Senior Secured	2,046,173	2,046,173	2,046,173
		Multiple-Advance Term Loan - Revolver
		(The greater of 12.00% or LIBOR +
		9.00 % cash, 15.00% or LIBOR +
		12.00% PIK, due 1/05/2013)

		Royalty Interest		2,513,928	5,330,000

BSR Holdings, LLC (7)	Oil & Natural Gas	Units - 100% of outstanding units of		300,000	300,000
	Production and Development	BSR Holdings, LLC which holds 50% working
		interest in certain BSR Loco Bayou, LLC
		oil and gas properties (5)

		Overriding Royalty Interest		15,621	100,000

DeanLake Operator, LLC	Oil & Natural Gas	Senior Secured Term Loan	3,500,000	3,500,000	3,500,000
	Production and Development	(10.00% cash, 12.00% PIK,
		payable quarterly, due 6/30/2011)

		Class A Preferred Units - 100% of outstanding		10,400,255	6,500,000
		units representing 100% of distributions of
		DeanLake Operator, LLC until payout,
		80% after payout (5)

		Overriding Royalty Interest		17,846	100,000

Formidable, LLC	Oil & Natural Gas	Senior Secured	38,780,316	38,780,316	5,600,000
	Production and Development	Multiple-Advance Term Loan
		(LIBOR + 5.50% cash, LIBOR + 8.50%
		default, due 5/31/2008) (6) (11)
		Warrants (5)		500,000	-

		Formidable Holdings, LLC Units - 100% of		10,000	-
		pledged stock of Formidable, LLC (5) (11)

Rubicon Energy Partners,	Oil & Natural Gas	LLC Units (4,000 units) representing		-	-
LLC	Production and Development	50% ownership of the assets of
		Rubicon Energy Partners, LLC (5)

TierraMar Energy LP	Oil & Natural Gas	Class A Preferred LP Units - 100% of		17,710,788	6,000,000
	Production and Development	outstanding units representing 100% of
		distributions of TierraMar Energy LP until
		payout, 67% after payout (5)

		Overriding Royalty Interest		15,539	300,000

Total Control Investments - Majority Owned (50% to 100% owned)				$121,569,741	$75,435,448

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
  CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2010
(Unaudited)
(continued)

Portfolio Company	Energy Industry Segment	Investment (1) (2) (4)	Principal	Cost	Fair Value (3)
TARGETED INVESTMENTS (17) - Continued
Affiliate Investments - (5% to 25% owned)
BioEnergy Holding, LLC	Alternative Fuels and	Senior Secured Notes	$14,420,170	$13,068,012	$13,068,012
	Specialty Chemicals	(15.00%, due 3/06/2015)
		BioEnergy International Warrants (5) (12)		34,766	34,766
		BioEnergy Holding Units - 11.5% of outstanding		1,296,771	1,296,771
		units of BioEnergy Holdings, LLC (5)
		Myriant Technologies Warrants (5) (13)		49,238	49,238
		Myriant Technologies Units - 1.9% of the		418,755	418,755
		outstanding units of Myriant Technologies, LLC (5)

Bionol Clearfield, LLC (9)	Alternative Fuels and	Senior Secured Tranche C	4,987,500	4,987,500	4,987,500
	Specialty Chemicals	Construction Loan
		(LIBOR + 7.00%, due 9/06/2016)

Resaca Exploitation Inc.	Oil & Natural Gas	Senior Secured	10,000,000	9,845,541	9,845,541
	Production and Development	Revolving Credit Facility
		(The greater of 8.0% or LIBOR + 5.50%,
		due 5/01/2012)
		Common Stock (6,651,098 shares) - representing		3,235,256	4,645,553
		6.86% of outstanding common stock of
		Resaca Exploitation Inc. (5) (14)

Subtotal Affiliate Investments - (5% to 25% owned)				$32,935,839	$34,346,136

Non-affiliate Investments - (Less than 5% owned)
Anadarko Petroleum Corporation	Oil & Natural Gas	Multiple-Advance Net Profits Interest	$10,229,604	$10,306,694	$10,606,693
2007-III Drilling Fund	Production and Development	(Due 4/23/2032)

ATP Oil & Gas Corporation	Oil & Natural Gas	Limited Term Royalty Interest		6,120,339	4,173,689
	Production and Development	(Volume Denominated - 400 MBBL Pay-off)

		Limited Term Royalty Interest		13,506,511	13,506,511
		(Dollar Denominated - 16.00% Return)

Black Pool Energy	Oil & Natural Gas	Senior Secured	18,300,000	18,047,454	18,047,454
Partners, LLC	Production and Development	Multiple-Advance Term Loan
		(The greater of 15.00% or LIBOR +
		11.00 % cash, due 10/24/2011)
		Overriding Royalty Interest		9,789	100,000
		Warrants (5) (15)		10,000	10,000

Chroma Exploration &	Oil & Natural Gas	10,302 Shares Series A Participating		2,221,710	-
Production, Inc.	Production and Development	Convertible Preferred Stock (6)
		9,408 Shares Series AA Participating		2,089,870	750,000
		Convertible Preferred Stock (6)
		8.11 Shares Common Stock (5)		-	-
		Warrants (5) (8)		-	-

Greenleaf Investments, LLC	Oil & Natural Gas	Senior Secured	10,267,454	10,129,145	10,129,145
	Production and Development	Multiple-Advance Term Loan
		(The greater of 10.50% or LIBOR + 6.50%,
		due 4/30/2011)
		Overriding Royalty Interest		20,556	400,000

Nighthawk Transport I, LP	Energy Services	Second Lien Term Loan B (10)	13,022,642	-	-
		LP Units (5) (10)		-	-
		Warrants (5) (10)		-	-

		Second Lien Delayed Draw Term Loan B (10)	1,457,656	-	-

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2010
(Unaudited)
(continued)

Portfolio Company	Energy Industry Segment	Investment (1) (2) (4)	Principal	Cost	Fair Value (3)
TARGETED INVESTMENTS (17) - Continued
Non-affiliate Investments - (Less than 5% owned) - Continued
Tammany Oil & Gas, LLC	Oil & Natural Gas	Senior Secured	$24,532,804	$24,532,804	$24,532,804
	Production and Development	Multiple-Advance Term Loan
		(The greater of 13.0% or LIBOR + 8.00%,
		due 3/21/2010) (16)
		Overriding Royalty Interest		162,325	1,000,000

Subtotal Non-affiliate Investments - (Less than 5% owned)				$87,157,197	$83,256,296

Subtotal Targeted Investments (62.72% of total investments)				$241,662,777	$193,037,880

CORPORATE NOTES (17)
Pioneer Natural Resources Co.	Oil & Natural Gas	Senior Notes, 7.2%, due 2028	$10,000,000	$11,527,241	$9,416,400
	Production and Development

Subtotal Corporate Notes ( 3.06% of total investments)				$11,527,241	$9,416,400

CASH AND CASH EQUIVALENTS
Subtotal Cash and Cash Equivalents (34.22% of total investments)				$105,337,155	$105,337,155

TOTAL INVESTMENTS, CASH AND CASH EQUIVALENTS				$358,527,173	$307,791,435

LIABILITIES IN EXCESS OF OTHER ASSETS					$(66,284,445)

NET ASSETS					$241,506,990

NOTES TO CONSOLIDATED SCHEDULE OF INVESTMENTS

(1)	All investments are pledged as collateral for obligations under the Company's credit facility.
(2)	Percentages represent interest rates in effect at the end of the period and due dates represent the contractual maturity dates.
(3)	Fair value of targeted investments is determined by or under the direction of the Board of Directors.
(4)	All investments are in entities with primary operations in the United States of America.
(5)	Non-income producing securities.
(6)	Non-accrual status.
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
(10)
Due to insufficient recoveries in the liquidation under Nighthawk's voluntary petition under Chapter 7 of the United States Bankruptcy Code, the Company recognized a realized loss of its total remaining investment in Nighthawk notes, warrants and units in December 2009.

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

(14)
Resaca stock is listed on the Alternative Investment Market of the London Stock Exchange, denominated in British pounds and its reported fair value at March 31, 2010 has been converted to U.S. dollars at the exchange rate effective on March 31, 2010.

(15)
Black Pool warrants expire seven years after repayment of principal and interest and provide the Company the right to purchase approximately 25% of membership interest at the exercise price of $0.01 per unit.

(16)	Tammany Oil & Gas, LLC. maturity date extended until April 21, 2010.
(17)	All investments in portfolio securities, corporate notes and commodity derivative instruments are level 3 securities hierarchy.

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2009

Portfolio Company	Energy Industry Segment	Investment(1)(2)(4)	Principal	Cost	Fair Value(3)
Targeted Investments(17)
Control Investments – Majority Owned (50% to 100% owned)
Alden Resources, LLC	Coal Production	Senior Secured Multiple-Advance Term Loan - Tranche A (The greater of 12.00% or LIBOR + 9.00% cash, 15.00% or LIBOR + 12.00% PIK, due 1/05/2013)	$21,432,224	$19,499,779	$19,399,779
		Senior Secured Multiple-Advance Term Loan - Tranche B (The greater of 12.00% or LIBOR + 9.00% cash, 15.00% or LIBOR + 12.00% PIK, due 1/05/2013)(6)	20,917,680	19,519,841	19,519,841
		Class E Units – 100% of outstanding units entitled to 100% of distributions of Alden Resources until payout, 80% after payout(5)		5,800,000	5,800,000
		Royalty Interest		2,519,051	5,330,000
BSR Holdings, LLC(7)	Oil & Natural Gas Production and Development	Units – 100% of outstanding units of BSR Holdings, LLC which holds 50% working interest in certain BSR Loco Bayou, LLC oil and gas properties(5)		300,000	300,000
		Overriding Royalty Interest		16,460	100,000
DeanLake Operator, LLC	Oil & Natural Gas Production and Development	Senior Secured Term Loan (10.00% cash, 12.00% PIK, payable quarterly, due 6/30/2011)	3,500,000	3,500,000	3,500,000
		Class A Preferred Units – 100% of outstanding units entitled to 100% of distributions of DeanLake Operator, LLC until payout, 80% after payout(5)		10,400,255	6,500,000
		Overriding Royalty Interest		18,046	100,000
Formidable, LLC	Oil & Natural Gas Production and Development	Senior Secured Multiple-Advance Term Loan (LIBOR + 5.50% cash, LIBOR + 8.50% default, due 5/31/2008)(6)	38,780,316	38,780,316	5,600,000
		Warrants(5)		500,000	—
		Formidable Holdings, LLC Units – 100% of pledged stock of Formidable, LLC(5)(11)		10,000	—
Rubicon Energy Partners, LLC	Oil & Natural Gas Production and Development	LLC Units (4,000 units) representing 50% ownership of the assets of Rubicon Energy Partners, LLC(5)		—	—
TierraMar Energy LP	Oil & Natural Gas Production and Development	Class A Preferred LP Units – 100% of outstanding units entitled to 100% of distributions of TierraMar Energy LP until payout, 67% after payout(5)		17,710,788	6,000,000
		Overriding Royalty Interest		15,876	300,000
Total Control Investments – Majority Owned (50% to 100% owned)				$118,590,412	$72,449,620

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2009
(continued)

Portfolio Company	Energy Industry Segment	Investment(1)(2)(4)	Principal	Cost	Fair Value(3)
Targeted Investments(17) – Continued
Affiliate Investments – (5% to 25% owned)
BioEnergy Holding, LLC	Alternative Fuels and Specialty Chemicals	Senior Secured Notes (15.00%, due 3/06/2015)	$12,255,231	$10,862,125	$10,862,125
		BioEnergy International Warrants(5)(12)		34,766	34,766
		BioEnergy Holding Units – 11.5% of outstanding units of BioEnergy Holdings, LLC(5)		1,296,771	1,296,771
		Myriant Technologies Warrants(5)(13)		49,238	49,238
		Myriant Technologies Units – 1.9% of the outstanding units of Myriant Technologies, LLC(5)		418,755	418,755
Bionol Clearfield, LLC(9)	Alternative Fuels and Specialty Chemicals	Senior Secured Tranche C Construction Loan (LIBOR + 7.00%, due 9/06/2016)	5,000,000	5,000,000	5,000,000
Resaca Exploitation Inc.	Oil & Natural Gas Production and Development	Senior Secured Revolving Credit Facility (The greater of 8.0% or LIBOR + 5.50%, due 5/01/2012)	10,000,000	9,830,456	9,830,456
		Common Stock (6,651,098 shares) – representing 6.86% of outstanding common stock of Resaca Exploitation Inc.(5)(15)		3,235,256	4,086,834
Subtotal Affiliate Investments – (5% to 25% owned)				$30,727,367	$31,578,945
Non-affiliate Investments – (Less than 5% owned)
Anadarko Petroleum Corporation 2007 – III Drilling Fund	Oil & Natural Gas Production and Development	Multiple-Advance Net Profits Interest (Due 4/23/2032)	$10,579,495	$10,662,801	$11,012,799
ATP Oil & Gas Corporation	Oil & Natural Gas Production and Development	Limited Term Royalty Interest (Volume Denominated – 400 MBBL Pay-off)		9,335,754	5,642,113
		Limited Term Royalty Interest (Dollar Denominated – 16.00% Return)		14,935,631	14,935,631
Black Pool Energy Partners, LLC	Oil & Natural Gas Production and Development	Senior Secured Multiple-Advance Term Loan (The greater of 12.00% or LIBOR + 8.00% cash, 14.00% or LIBOR + 10.00% PIK, due 10/24/2011)	18,300,000	18,013,814	18,013,814
		Overriding Royalty Interest		9,884	100,000
		Warrants(5)(16)		10,000	10,000
Chroma Exploration & Production, Inc.	Oil & Natural Gas Production and Development	10,302 Shares Series A Participating Convertible Preferred Stock(6)		2,221,710	—
		9,408 Shares Series AA Participating Convertible Preferred Stock(6)		2,089,870	500,000
		8.11 Shares Common Stock(5)		—	—
		Warrants(5)(8)		—	—
Greenleaf Investments, LLC	Oil & Natural Gas Production and Development	Senior Secured Multiple-Advance Term Loan (The greater of 10.50% or LIBOR + 6.50%, due 4/30/2011)	10,783,558	10,616,048	10,616,048
		Overriding Royalty Interest		31,028	400,000
Nighthawk Transport I, LP	Energy Services	Second Lien Term Loan B(10)	13,022,642	—	—
		LP Units(5)(10)		—	—
		Warrants(5)(10)		—	—
		Second Lien Delayed Draw Term Loan B(10)	1,457,656	—	—

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2009
(continued)

Portfolio Company	Energy Industry Segment	Investment(1)(2)(4)	Principal	Cost	Fair Value(3)
Targeted Investments(17) – Continued
Non-affiliate Investments – (Less than 5% owned) – Continued
Tammany Oil & Gas, LLC	Oil & Natural Gas Production and Development	Senior Secured Multiple-Advance Term Loan (The greater of 13.0% or LIBOR + 8.00%, due 3/21/2010)	$24,782,804	$24,734,973	$24,734,973
		Overriding Royalty Interest		171,134	1,000,000
Subtotal Non-affiliate Investments – (Less than 5% owned)				$92,832,647	$86,965,378
Subtotal Targeted Investments (61.93% of total investments)				$242,150,426	$190,993,943
Corporate Notes(17)
Pioneer Natural Resources Co.	Oil & Natural Gas Production and Development	Senior Notes, 7.2%, due 2028	$10,000,000	$11,539,564	$9,062,200
Subtotal Corporate Notes (2.94% of total investments)				$11,539,564	$9,062,200
Commodity Derivative Instruments(17)
Put Options(14)		Put Options with BP Corporation North America, Inc. to sell up to 32,750 Bbls of crude oil at a strike price of $85.00 per Bbl. 4 monthly contracts beginning on October 1, 2009 and expiring on January 31, 2010.		$30,100	$49,000
Subtotal Commodity Derivatives (0.02% of total investments)				$30,100	$49,000
Cash and Cash Equivalents
Subtotal Cash and Cash Equivalents (35.11% of total investments)				$108,288,217	$108,288,217
Total investments, cash and cash equivalents				$362,008,307	$308,393,360
Liabilities in excess of other assets					$(68,217,812)
Net assets					$240,175,548

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

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED FINANCIAL HIGHLIGHTS
(Unaudited)

	For The Three Months Ended
	March 31, 2010	March 31, 2009
		(As Restated)
Per Share Data (1)

Net asset value, beginning of period	$11.10	$12.15

Net investment income	0.11	0.21
Net realized and unrealized gain (loss) on portfolio securities,
corporate notes and commodity derivative instruments (3)	0.13	(1.07)

Net increase (decrease) in stockholders' equity (net assets)
resulting from operations	0.24	(0.86)

Dividends declared	(0.17)	(0.20)

Net asset value, end of period	$11.17	$11.09

Market value, beginning of period	$8.13	$8.37
Market value, end of period	$8.52	$4.97
Market value return (2)	7.06%	(38.75)%
Net asset value return (2)	2.81%	(5.85)%

Ratios and Supplemental Data
($ and shares in thousands)

Net assets, end of period	$241,507	$239,878
Average net assets	$240,841	$251,357
Common shares outstanding at the end of the period	21,628	21,628
Total operating expenses/average net assets (4)	5.13%	6.45%
Total operating expenses less management and
incentive fees and interest expense/average net assets (4)	2.35%	1.88%
Total operating expenses less management
and incentive fees/average net assets (4)	2.88%	3.49%
Net investment income/average net assets (4)	4.09%	7.33%
Net increase (decrease) in net assets resulting from
operations/average net assets (4)	8.43%	(30.06)%
Portfolio turnover rate	1.07%	2.30%

(1)	Per Share Data is based on common shares outstanding at the end of the period.
(2)	Return calculations assume reinvestment of dividends and are not annualized.
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
March 31, 2010
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

The Company is managed and advised, subject to the overall supervision of the Company’s board of directors, which we refer to as the Board of Directors, by NGP Investment Advisor, LP (the “Manager”), a Delaware limited partnership owned by NGP Energy Capital Management, L.L.C. and NGP Administration, LLC (the “Administrator”), the Company’s administrator.

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

The errors and consequent restatements principally involved non-cash accounting entries related to net deferred tax assets and liabilities that typically arise as a result of timing differences in tax and GAAP (book) accounting. Taxable Net Investment Income, which is the primary determinant of the Company’s distributable income, has not been affected in any of the Affected Periods by these restatements.

The Company’s assessment of certain identified accounting errors results in the following adjustments to previously reported periods:

1.            In the quarter ended March 31, 2007, the Company failed to record a deferred tax liability with respect to approximately $2.1 million in unrealized appreciation on investments in partnerships. Similarly, in the quarters ended June 30, 2007 and September 30, 2007, the Company failed to record deferred tax liabilities with respect to approximately $4.0 million and $2.0 million, respectively, in unrealized appreciation on an investment.

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

The effects of the restatement on the unaudited consolidated statement of operations for the three-month period ended March 31, 2009 are summarized in the following table:

	As Previously
	Reported	Reclassifications	As Reclassified	Restatement	As Restated
Consolidated Statement of Operations:
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

The effects of the restatement on the unaudited consolidated statement of cash flows for the three-month period ended March 31, 2009 are summarized in the following table:

Consolidated Statement of Cash Flows:
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

The interim unaudited consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation. The management of the Company prepares the interim consolidated financial statements, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations, although the Company believes the disclosures included herein are adequate to make the information presented not misleading.  In the opinion of management, all adjustments, which are of a normal recurring nature considered necessary for presentation of the information, have been included.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  Interim results are not necessarily indicative of results for a full year.

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

Valuation of Investments

Investments are carried at fair value, as determined in good faith by the Company’s Board of Directors.  On a quarterly basis, the investment team of the Manager prepares valuations for all of the assets in the Company’s portfolio and presents the valuations to the Company’s valuation committee, which we refer to as the Valuation Committee, and Board of Directors.  The valuations are determined and recommended by the Valuation Committee to the Board of Directors, which reviews and ratifies the final portfolio valuations.

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

The methodologies for determining estimated current market values of comparable securities include estimates based on: recent initial offerings of comparable securities of public and private companies; recent secondary market sales of comparable securities of public and private companies; current market implied interest rates for comparable securities in general; and current market implied interest rates for non-comparable securities in general, with adjustments for such elements as size of issue, tenor and liquidity. The investment team of the Manager considers some or all of the above valuation methods to determine the estimated current market value of a comparable security.

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

Securities Transactions, Interest and Dividend Income Recognition

All securities transactions are accounted for on a trade-date basis. Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected.  Premiums and discounts are accreted into interest income using the effective interest method. Detachable warrants, other equity securities or property interests such as overriding royalty interests obtained in conjunction with the acquisition of debt securities are recorded separately from the debt securities at their initial fair value, with a corresponding amount recorded as a discount to the associated debt security.  Income from overriding royalty interests is recognized as received and the recorded assets are charged amortization using the units of production method.  The portion of the loan origination fees paid that represent additional yield or discount on a loan are deferred and accreted into interest income over the life of the loan using the effective interest method.  Upon the prepayment of a loan or debt security, any unamortized loan origination fees are recorded as interest income and any unamortized premium or discount is recorded as a realized gain or loss.  Market premiums or discounts on acquired loans or fixed income investments are accreted into interest income using the effective interest method.  Dividend income is recognized on the ex-dividend date.  The Company accrues interest and dividends on investments when there is no question as to collectability. When collectability of interest or dividends is doubtful, the Company places the investment on non-accrual status and any existing interest or dividend receivable balances are evaluated to determine if a write off is necessary. Collectability of the interest and dividends is assessed based on many factors, including the portfolio company’s ability to service its loan based on current and projected cash flows as well as the current valuation of the portfolio company’s assets.

 Payment-in-Kind Interest and Dividends

The Company may have investments in its portfolio that contain payment-in-kind (“PIK”) provisions.   PIK interest or dividends, computed at the contractual rate specified in each investment agreement, are added to the principal balance of the investment and recorded as interest or dividend income.  For investments with PIK interest or dividends, the Company bases income accruals on the principal balance including any PIK.  If the portfolio company’s asset valuation is not sufficient to cover the contractual interest, the Company will not accrue interest income or dividend income on the investment. To maintain the Company’s RIC status, this non-cash source of income must be paid out to stockholders in the form of dividends, even though the Company has not yet collected the cash. For the quarter ended March 31, 2010, PIK interest income was $1.7 million, net of a $0.8 million reserve. For the quarter ended March 31, 2009, PIK interest income was $0.9 million, including a $0.03 million reserve adjustment.

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

Fee Income Recognition

Fees primarily include financial advisory, transaction structuring, loan administration, commitment and prepayment fees. Financial advisory fees represent amounts received for providing advice and analysis to companies and are recognized as earned when such services are performed provided collection is probable.  Transaction structuring fees represent amounts received for structuring, financing and executing transactions and are generally payable only if the transaction closes. Such fees are deferred and accreted into interest income over the life of the loan using the effective interest method.  Commitment fees represent amounts received for committed funding and are generally payable whether or not the transaction closes.  On transactions that close within the commitment period, commitment fees are deferred and accreted into interest income over the life of the loan using the effective interest method.  Commitment fees on transactions that do not close are generally recognized over the time period the commitment is outstanding.  Prepayment and loan administration fees are recognized as they are received.  For the quarters ended March 31, 2010 and 2009, the Company accreted approximately $0.3 million of fee income into interest income.

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

The following table summarizes the Company’s recent distribution history:

Distribution History

Declaration Date	Amount	Record Date	Payment Date
March 19, 2008	$0.40	March 31, 2008	April 11, 2008
June 9, 2008	$0.40	June 30, 2008	July 11, 2008
September 10, 2008	$0.40	September 30, 2008	October 10, 2008
December 19, 2008	$0.41	December 29, 2008	January 5, 2009
March 10, 2009	$0.20	March 31, 2009	April 10, 2009
June 11, 2009	$0.12	June 30, 2009	July 10, 2009
September 10, 2009	$0.15	September 30, 2009	October 9, 2009
December 3, 2009	$0.17	December 31, 2009	January 7, 2010
March 10, 2010	$0.17	March 31, 2010	April 9, 2010

The Company has established an “opt out” dividend reinvestment plan for its common stockholders.  As a result, if the Company declares a dividend, then a stockholder’s cash dividend will be automatically reinvested in additional shares of the Company’s common stock unless the stockholder, or his or her broker, specifically “opts out” of the dividend reinvestment plan and elects to receive cash dividends. It is customary practice for many brokers to “opt out” of dividend reinvestment plans on behalf of their clients unless specifically instructed otherwise.  As of April 9, 2010, the date of the most recent dividend payment, holders of 2,343,298 shares, or approximately 10.8% of the 21,628,202 outstanding common shares, participated in the Company’s dividend reinvestment plan.

The Company’s dividend reinvestment plan provides for the plan agent to purchase shares in the open market for credit to the accounts of plan participants unless the average of the closing sales prices for the shares for the five days immediately preceding the payment date exceeds 110% of the most recently reported net asset value per share.

The table below summarizes participation in the Company’s recent dividend reinvestment plan:

Dividend Reinvestment Plan Participation

		Percentage of					Common Stock Dividends
	Participating	Outstanding	Total		Purchased in		Purchased	Newly Issued Shares
Dividend	Shares	Shares	Distribution	Cash Dividends	Open Market		Price	Amount	Shares
March 2008	1,693,284	9.7%	$7,000,133	$6,322,815	$-		$16.3280	$677,318	41,482
June 2008	1,655,552	9.4%	$8,651,281	$7,989,060	$662,221		$15.6912	$-	-
September 2008	1,739,829	8.0%	$8,651,281	$7,955,350	$695,931		$11.4508	$-	-
December 2008	1,749,954	8.1%	$8,867,563	$8,150,082	$717,481		$9.5047	$-	-
March 2009	2,179,204	10.1%	$4,325,640	$3,889,799	$435,841		$6.4340	$-	-
June 2009	1,889,207	8.7%	$2,595,384	$2,368,679	$226,705		$5.7848	$-	-
September 2009	2,306,518	10.7%	$3,244,230	$2,898,252	$345,978		$7.6243	$-	-
December 2009	2,372,306	11.0%	$3,676,794	$3,273,502	$403,292		$8.8884	$-	-
March 2010	2,343,298	10.8%	$3,676,794	$3,278,433	$398,361	(1)	$7.7955	$-	-

(1)  Shares were purchased on April 9, 2010 for the March 2010 dividend.

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

Certain of our wholly owned subsidiaries have elected to be taxed as a corporation for federal income tax purposes. Each of these subsidiaries may hold one or more portfolio investments listed on our Consolidated Schedule of Investments. These taxable subsidiaries allow us to hold portfolio companies organized as LLCs or other forms of pass-through entities and still satisfy the RIC tax requirement that at least 90% of our gross revenue for income tax purposes must consist of investment income. The income of the LLCs or other pass-through entities owned by our taxable subsidiaries is taxed to the subsidiary only and does not flow through to the RIC. We do not consolidate the taxable subsidiaries for income tax purposes. We do consolidate the results of our taxable subsidiaries for financial reporting purposes and therefore our Consolidated Statements of Operations reflects any income tax expense of those subsidiaries.

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

Under the terms of the Company’s Amended and Restated Revolving Credit Agreement (as amended, the “Investment Facility”), the lenders have agreed to extend revolving credit to the Company in an amount not to exceed $67.5 million, with the ability to increase the credit available to an amount not to exceed $107.5 million by obtaining additional commitments from existing lenders or new lenders. The total amount committed was $67.5 million and $64.9 million was outstanding under the Investment Facility as of March 31, 2010.  By comparison, the total amount committed as of March 31, 2009 was $87.5 million and $27.0 million was outstanding under the Investment Facility.  The Investment Facility matures on August 31, 2012, and bears interest, at the Company’s option, at either (i) LIBOR plus 425 to 575 basis points, based on the degree of leverage of the Company or (ii) the base rate plus 325 to 475 basis points, based on the degree of leverage of the Company.  Proceeds from the Investment Facility will be used to supplement the Company’s equity capital to make portfolio investments.  As of March 31, 2010, the interest rate was 7.0% on $64.9 million (Prime plus 375 basis points).

In February 2010, the Company had a letter of credit in the amount of $2.594 million issued under the Investment Facility with respect to its investment in Alden Resources, LLC (“Alden”). As of March 31, 2010, the letter of credit balance was $2.594 million but was not drawn. The letter of credit was reduced to $1.845 million on April 7, 2010.

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

The entire amount of the $1,373,179 management and incentive fees payable to the Manager as of March 31, 2010 consists of the base management fee for the quarter ended March 31, 2010.

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

There were no investment income incentive fees earned for the first quarters of 2010 and 2009.

The second part of the incentive fee (the “Capital Gains Fee”) is determined and payable in arrears as of the end of each fiscal year (or upon termination of the investment advisory agreement, as of the termination date) and equals (1) 20% of (a) the Company’s net realized capital gain (realized capital gains less realized capital losses) on a cumulative basis from the closing date of the Company’s initial public offering to the end of such fiscal year, less (b) any unrealized capital depreciation at the end of such fiscal year, less (2) the aggregate amount of all Capital Gains Fees paid to the Manager in prior fiscal years. No capital gains incentive fees were paid for the first quarters of 2010 and 2009.

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

Pursuant to the investment advisory agreement the compensation and routine overhead expenses of the investment professionals of the Company’s management team and their respective staffs, when and to the extent engaged in providing management and investment advisory services to the Company, will be paid for by the Manager.  The Company will bear all other costs and expenses of our operations and transactions.

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

Of the $1,072,981 in accounts payable as of March 31, 2010, $382,757 was due to the Administrator for expenses incurred on the Company’s behalf for the first quarter of 2010.

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

Certain of our wholly owned subsidiaries have elected to be taxed as a corporation for federal income tax purposes. The following Company consolidated subsidiaries are taxable entities: NGPC Asset Holdings, LP, NGPC Asset Holdings II, LP, NGPC Asset Holdings III, LP, NGPC Asset Holdings V, LP and NGPC Asset Holdings VI, LP, collectively NGPCAH.

The difference between the effective income tax rate of 0.30% and the statutory federal tax rate of 34% for the three months ended March 31, 2010 is primarily attributable to RIC investment company taxable income that generally will not be subject to federal income tax.

The difference between the effective income tax rate of 6.94% and the statutory federal tax rate of 34% for the three months ended March 31, 2009 is attributable to RIC investment company taxable income that generally will not be subject to federal income tax.

Note 7:	Commitments and Contingencies

As of March 31, 2010, the Company had investments in or commitments to fund investments to fifteen portfolio companies totaling $248.7 million, of which $242.7 million was outstanding and $6.0 million remained available.  In addition, the Company has continuing obligations under the investment advisory agreement with the Manager and the administration agreement with the Administrator.  The agreements provide that, absent willful misfeasance, bad faith or gross negligence in the performance of its duties or the reckless disregard of its duties and obligations, the Manager, the Administrator and its officers, managers, agents, employees, controlling persons, members and any other person or entity affiliated with them will be entitled to indemnification from the Company for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of the Manager’s or Administrator’s services under the agreements or otherwise as the Company’s investment adviser or administrator. The agreements also provide that the Manager, the Administrator and their affiliates will not be liable to the Company or any stockholder for any error of judgment, mistake of law, any loss or damage with respect to any of the Company’s investments or any action taken or omitted to be taken by the Manager or the Administrator in connection with the performance of any of their duties or obligations under the agreements or otherwise as investment adviser or administrator to the Company, except to the extent specified in Section 36(b) of the 1940 Act concerning loss resulting from a breach of fiduciary duty with respect to the receipt of compensation for services. In the normal course of business, the Company enters into a variety of undertakings containing a variety of representations that may expose the Company to some risk of loss.  The amount of future loss, if any arising from such undertakings, while not quantifiable, is not expected to be significant.

Note 8:	Reclassifications

GAAP requires adjustments to certain components of net assets to reflect permanent differences between financial and tax reporting. These reclassifications have no effect on total net assets or net asset value per share. The table below summarizes the reclassifications from undistributed net investment income (loss), undistributed net realized capital gain (loss), and paid-in capital in excess of par for the year ended December 31, 2009. These reclassifications are primarily due to operating losses, return of capital distributions, reclassification of the distribution of dividends paid, non-deductible meal expenses, non-deductible excise taxes, income and expenses from wholly owned subsidiaries and the $13.9 million write-off of the Company’s investment in Nighthawk.

Year	Undistributed Net Investment Income (Loss)	Undistributed Net Realized Capital Gain(Loss)	Paid-in Capital in Excess of Par
2009	$2,293,828	$12,180,142	$(14,473,970)

Note 9:	Fair Value

The following three broad categories comprise the hierarchy that prioritizes the inputs to valuation techniques used to measure fair value:

•	Level 1 — Quoted unadjusted prices for identical instruments in active markets to which the Company has access at the date of measurement.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets that were accounted for at fair value on a recurring basis as of March 31, 2010. Fair value accounting classifies financial assets and liabilities in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. The Company estimates the fair value of the crude oil and natural gas options using a combined income and market based valuation methodology based upon forward commodity price and volatility curves. Independent pricing services provide the curves which reflect broker market quotes.

The following tables present changes in the Company’s assets measured at fair value on a recurring basis at March 31, 2010 and December 31, 2009:

Fair Value Measurements As Of March 31, 2010

			Prices with
		Quoted Prices	Observable
		in Active	Market	Unobservable
		Markets	Inputs	Inputs
Assets at Fair Value	Total	(Level 1)	(Level 2)	(Level 3)

Long term investments
Control investments	$75,435,448	$-	$-	$75,435,448
Affiliate investments	34,346,136	-	-	34,346,136
Non-affiliate investments	83,256,296	-	-	83,256,296
Corporate notes	9,416,400	-	-	9,416,400
Total assets at fair value	$202,454,280	$-	$-	$202,454,280

Fair Value Measurements As Of December 31, 2009

			Prices with
		Quoted Prices	Observable
		in Active	Market	Unobservable
		Markets	Inputs	Inputs
Assets at Fair Value	Total	(Level 1)	(Level 2)	(Level 3)

Long term investments
Control investments	$72,449,620	$-	$-	$72,449,620
Affiliate investments	31,578,945	-	-	31,578,945
Non-affiliate investments	86,965,378	-	-	86,965,378
Corporate notes	9,062,200	-	-	9,062,200
Crude oil put options	49,000	-	-	49,000
Total assets at fair value	$200,105,143	$-	$-	$200,105,143

The Company did not have any liabilities that were measured at fair value on a recurring basis at March 31, 2010 or December 31, 2009.

The following tables present roll-forwards of the changes in the fair value during the three-month period from December 31, 2009 to March 31, 2010 and for the three-month period from December 31, 2008 to March 31, 2009, for all investments for which the Company determines fair value using unobservable (Level 3) factors. During the three months ended March 31, 2010 and March 31, 2009, none of the investments in portfolio companies changed between the categories of Control Investments – Majority Owned, Affiliate Investments and Non-Affiliate Investments.

	Assets at Fair Value Using Unobservable Inputs (Level 3)

	Control	Affiliate	Non-affiliate	Corporate	Commodity Derivative	Total
	Investments	Investments	Investments	Notes	Instruments	Investments

Balance as of December 31, 2009	$72,449,620	$31,578,945	$86,965,378	$9,062,200	$49,000	$200,105,143
Transfers in (out) of Level 3	-	-	-	-	-	-
Net amortization of premiums, discounts and fees	119,385	56,033	(3,131,526)	(12,323)	-	(2,968,431)
Net realized gains (losses)	-	-	-	-	-	-
Net unrealized gains (losses)	6,501	558,719	1,966,366	366,523	(18,900)	2,879,209
Change in Control	-	-	-	-	-	-
Purchases	2,046,172	1,247,220	1,193	-	-	3,294,585
Payment-in-kind	813,770	917,719	-	-	-	1,731,489
Sales and repayments	-	(12,500)	(2,545,115)	-	-	(2,557,615)
Settlements	-	-	-	-	(30,100)	(30,100)
Balance as of March 31, 2010	$75,435,448	$34,346,136	$83,256,296	$9,416,400	$-	$202,454,280

Most of the $2,879,209 net unrealized gains before taxes presented in the table above relate to improved fair market values of limited term royalties from the Company’s investment in ATP Oil & Gas Co., $1,746,991, and the Company’s investment in the common stock of Resaca Exploitation, Inc., $558,719. The remaining balance of $573,499 gain relates primarily to the higher market value of corporate notes and a mix of gains and losses on other portfolio investments. The Company presents net unrealized losses on the Consolidated Statements of Operations as “Net increase (decrease) in unrealized appreciation (depreciation) on portfolio securities, corporate notes and commodity derivative instruments.”

	Assets at Fair Value Using Unobservable Inputs (Level 3)

	Control	Affiliate	Non-affiliate	Corporate	Commodity Derivative	Total
	Investments	Investments	Investments	Notes	Instruments	Investments

Balance as of December 31, 2008 (As restated)	$24,570,000	$44,416,490	$175,243,078	$6,350,000	$8,212,872	$258,792,440
Transfers in (out) of Level 3	-	-	-	-	-	-
Net amortization of premiums, discounts and fees	(296)	44,617	(1,478,495)	(11,637)	-	(1,445,811)
Net realized gains (losses)	-	-	-	-	-	-
Net unrealized gains (losses)	(4,075,662)	205,744	(17,275,378)	(225,063)	(3,189,673)	(24,560,032)
Change in Control	-	-	-	-	-	-
Purchases	1,075,958	4,000,000	6,060,778	-	-	11,136,736
Payment-in-kind	-	795,837	116,689	-	-	912,526
Sales and repayments	-	-	(5,481,565)	-	-	(5,481,565)
Settlements	-	-	-	-	(293,965)	(293,965)
Balance as of March 31, 2009 (As restated)	$21,570,000	$49,462,688	$157,185,107	$6,113,300	$4,729,234	$239,060,329

Of the $24,560,032 net unrealized losses before taxes presented in the table above, $3,189,673 relates to unrealized losses upon realization of gains of commodity derivative instruments maturities during the first quarter of 2009. The remaining loss of $21,370,359 relates primarily to the lower market value of our investments in Formidable, LLC, $17,550,812 and TierraMar Energy LP, $4,075,958. The Company presents net unrealized losses on the Consolidated Statements of Operations as “Net increase (decrease) in unrealized appreciation (depreciation) on portfolio securities, corporate notes and commodity derivative instruments.”

Note 10:	Commodity Derivative Instruments

The Company may periodically enter into commodity derivative instruments to manage our exposure to commodity price fluctuations. The Company uses all of its derivatives for risk management purposes and does not hold any amounts for speculative or trading purposes. These contracts generally consist of options contracts on underlying commodities.

The Company acquired a limited term royalty interest from ATP Oil & Gas Corporation and will receive royalty payments from this investment that are based on crude oil and natural gas production and prices. As a result, the Company is exposed to fluctuations in crude oil and natural gas prices. As of June 4, 2008, the Company had entered into option contracts to manage the price risk associated with these royalty payments. The Company accounts for derivative instruments and hedging activities in accordance with derivative instruments and hedging accounting rules. The Company has decided not to designate these instruments as hedging instruments for financial accounting purposes. As a result, we recognize the change in the instruments’ fair value currently on the Consolidated Statements of Operations as net increase (decrease) in unrealized appreciation (depreciation) on portfolio securities, corporate notes and commodity derivative instruments.

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

The components of gains (losses) on commodity derivative instruments are as follows:

	For the Three Months Ended
	March 31, 2010	March 31, 2009

Unrealized gains (losses) on commodity derivatives	$(18,900)	$(3,189,673)
Realized gains (losses) on commodity derivatives	16,079	3,173,852

Net gains (losses) on commodity derivative instruments	$(2,821)	$(15,821)

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

The Company’s commodity derivative instruments were totally expired as of January 31, 2010.

Note 11:	Recent Accounting Pronouncements

In April 2009, the FASB issued three new accounting standards relating to certain aspects of fair value measurement and related disclosures, also included in ASC Topic 820. The accounting standards update was effective April 1, 2009. The Company does not believe that the adoption of these standards will have an impact on its consolidated financial statements.

In April 2009, the FASB issued an accounting standards update, included in ASC Topic 820, to provide additional guidance for estimating the fair value of assets or liabilities with low levels of activity. The new guidance was effective prospectively for interim and annual reporting periods ended after June 15, 2009. The Company adopted the new guidance in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2009. The adoption of this new accounting guidance did not have a material effect on the Company’s consolidated financial statements or disclosures.

In May 2009, the FASB issued an accounting standards update on subsequent events, which was primarily codified into ASC Topic 855. The Company adopted ASC 855 in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2009. In February 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-09, Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”) which amends ASC 855 to define an SEC filer and remove the requirement for an SEC filer to disclose the date, in both issued and revised financial statements, through which it has evaluated subsequent events. This change alleviates potential conflicts with current SEC guidance. ASU No. 2010-09 is effective upon issuance for all entities other than conduit bond obligors. The Company adopted the requirements of ASU No. 2010-09 on the effective date. See Note 12 for a listing of subsequent events.

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

Note 12:	Subsequent Events

In April 2010, the Company and Tammany Oil & Gas, LLC (“Tammany”) agreed to amend the Company’s Credit Agreement with Tammany. Under the amended terms, the Company extended the maturity of the Tammany Credit Agreement from April 21, 2010 to September 21, 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis of our financial condition and results of operations should be read in conjunction with management’s discussion and analysis contained in our 2009 Annual Report on Form 10-K, as well as our consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q.

Restatement

On March 15, 2010, our Board of Directors and the members of the Audit Committee of our Board of Directors concluded that we should restate our consolidated financial statements for the years ended December 31, 2007 and December 31, 2008 and the first three quarters of 2009 (collectively, the “Affected Periods”).

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

The errors and consequent restatements principally involved non-cash accounting entries related to net deferred tax assets and liabilities that typically arise as a result of timing differences in tax and GAAP (book) accounting. Taxable Net Investment Income, which is the primary determinant of the Company’s distributable income, has not been affected in any period by these restatements.

The Company’s assessment of certain identified accounting errors results in the following adjustments to previously reported periods:

1.           In the quarter ended March 31, 2007, the Company failed to record a deferred tax liability with respect to approximately $2.1 million in unrealized appreciation on investments in partnerships. Similarly, in the quarters ended June 30, 2007 and September 30, 2007, the Company failed to record deferred tax liabilities with respect to approximately $4.0 million and $2.0 million, respectively, in unrealized appreciation on an investment.

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

See Note 2, Restatement of Consolidated Financial Statements for a schedule of the amounts and accounts that were affected for the period ended March 31, 2009.

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

•	uncertainties associated with the timing of transaction closings;
•	changes in the prospects of our portfolio companies;
•	changes in interest rates;
•	changes in regional, national or international economic conditions and their impact on the industries in which we invest;
•	continued disruption of credit and capital markets;
•	the future operating results of our portfolio companies and their ability to achieve their objectives;
•	changes in the conditions of the industries in which we invest;
•	the adequacy of our cash resources and working capital;
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	the ability of our Manager to locate suitable investments for us and to monitor and administer the investments; and

•	other factors enumerated in our filings with the SEC.

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

Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to energy companies, the level of acquisition and divestiture activity for such companies, the level and volatility of energy commodity prices, the general economic environment and the competitive environment for the types of investments we make, and our own ability to raise capital, both through issuance of debt and equity securities, to fund our investments.  We believe that the recent dislocation in the credit markets and decline in energy commodity prices should favorably impact the competitive environment, in that it is reducing the debt capital available to energy companies from other sources. Though the same macro economic factors also make our access to new debt and equity capital less certain, in October 2009, we extended the maturity date of our Investment Facility to August 2012. While we currently have capital available to invest, it is not unlimited.  We remain committed to our underwriting and investment disciplines in selectively investing in appropriate risk-reward opportunities within the energy sector.

Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.  Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ materially.  In addition to the discussion below, our significant accounting policies are further described in Note 3 of our consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Fair value accounting classifies financial assets and liabilities in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. The Company estimates the fair value of the crude oil and natural gas options using a combined income and market based valuation methodology based upon forward commodity price and volatility curves. Independent pricing services provide the curves which reflect broker market quotes.

Portfolio and Investment Activity

In February 2010, the Company amended its Senior Secured Credit Facility (the “Alden Facility”) with Alden. The amendment provides Alden with a $3.0 million Revolving Credit Facility (the “Revolver”) with initial availability of $2.7 million. Additionally, the Company arranged a $3.25 million Letter of Credit Facility (the “L/C Facility”) for Alden through SunTrust Bank. The letter of credit under the L/C Facility was issued on behalf of Alden and guaranteed by the Company. Initially, a $2.594 million letter of credit was issued to secure a series of reclamation bonds issued by Argo Surety. The terms of the Revolver and L/C Facility are the same as the Alden Facility (12% cash interest, 15% PIK). As additional consideration for providing the Revolver and the L/C Facility, the Company will earn an incremental 0.5% Royalty Interest on all of Alden’s revenue.

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

In March 2010, the Company and Tammany Oil & Gas, LLC (“Tammany”) agreed to amend the Company’s Credit Agreement with Tammany. Under the amended terms, the Company extended the maturity of the Tammany Credit Agreement from March 21, 2010 to April 21, 2010. As consideration for the extension, the Company received an amendment fee of $125,000. See Note 12 Subsequent Events for more information on Tammany.

In total for the quarter ended March 31, 2010, investments in existing portfolio companies increased by $5.8 million and we received principal repayments, realizations and settlements of $5.8 million.  One investment, our commodity derivative instruments, expired during the first quarter of 2010 and we did not add any new companies to our portfolio.

Following these transactions our investment portfolio consisted of fifteen portfolio companies and was invested as follows based on their fair values as of March 31, 2010: 45.6% in senior secured term loans, 0.2% in participating convertible preferred stock, 1.5% in common stock, 3.0% in corporate notes, 6.0% in membership and partnership units, 3.5% in net profits interests, 5.8% in limited term royalty interests, and 0.2% in other investments.  The balance of our investment portfolio (as a percentage of the whole portfolio) was comprised 34.2% of cash and cash equivalents.

Results of Operations

Investment Income

Investment income for the quarter ended March 31, 2010 was $5.2 million, with $4.9 million attributable to interest from targeted investments in ten portfolio companies, a $0.2 million net loss attributable to royalty income, net of amortization, and $0.5 million from corporate notes, investments in cash and cash equivalents and fee income from third parties and affiliates.  This compares to investment income for the quarter ended March 31, 2009 of $8.5 million with $6.0 million attributable to interest from targeted investments in eleven portfolio companies, $3.2 million attributable to income from commodity derivative instruments, a $0.9 million net loss attributable to royalty income net of amortization, and $0.2 million from corporate notes and investments in cash equivalents.

Our total targeted portfolio balance decreased on a cost basis by approximately $57.9 million from $299.6 million on March 31, 2009 to $241.7 million on March 31, 2010.  The balance of non-accruing and non-income producing investments on a cost basis increased from approximately $77.8 million at March 31, 2009 to approximately $102.4 million at March 31, 2010.  The balance of non-accruing and non-income producing investments on a fair value basis increased from approximately $30.4 million at March 31, 2009 to approximately $50.9 million at March 31, 2010.  Although LIBOR rates remained low in the first quarter of 2010, they had a minimal effect on our targeted investment income because of LIBOR floors established for new portfolio companies and certain other existing portfolio companies during 2010 and 2009.  Additionally, the continued downward pressure on U.S. Treasury Bill interest rates during 2010 and 2009 reduced interest from cash and cash equivalents.

At March 31, 2010, the weighted average yield on targeted portfolio investments, exclusive of capital gains, was 7.23%.  The weighted average yield of our corporate notes was 5.82%.  The weighted average yield of our cash & cash equivalents was 0.57%.  The weighted average yield on our total capital invested at March 31, 2010 was 5.22%.  Further, three investments totaling $62.6 million on a cost basis (Formidable, LLC (“Formidable”), $38.8 million; Alden Tranche B, $19.5 million; and Chroma Exploration & Production, Inc., $4.3 million) are currently on non-accrual status.  Investments totaling $39.8 million on a cost basis are non-income producing and include equity investments in TierraMar Energy LP preferred units, DeanLake Operator, LLC preferred units, Resaca Exploitation, Inc. (“Resaca”) common stock, Alden class E units and warrants and units associated with our investment in BioEnergy.

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

Operating Expenses

For the quarter ended March 31, 2010, operating expenses were $3.0 million compared to $4.0 million for the quarter ended March 31, 2009.  The 2010 amount consisted of investment advisory and management fees of $1.3 million, insurance expenses, administrative services fees, professional fees, directors’ fees and other general and administrative expenses of $1.4 million and credit facility interest and fees of $0.3 million.  In comparison, for the quarter ended March 31, 2009, investment advisory and management fees were $1.8 million, insurance expenses, administrative services fees, professional fees, directors’ fees and other general and administrative expenses of $1.2 million and credit facility interest and fees of $1.0 million.  Overall lower portfolio balances in 2010 resulted in lower investment advisory and management fees, and lowered levels of borrowings reduced our credit facility interest and fees. Professional fees in the first quarter of 2010 were higher than expected due to additional costs incurred related to the restatement of our financial statements from 2007 through 2009.

Operating expenses for the three-month period include our allocable portion of the total organizational and operating expenses incurred by us, the Manager and the Administrator, as determined by our Board of Directors and representatives of the Manager and the Administrator.  According to the terms of the investment advisory agreement, we calculate the base management fee quarterly as 0.45% of the average of our total assets as of the end of the two previous quarters.  Other general and administrative expenses include allocated share of employee, facilities and stockholder services and marketing costs.

Net Investment Income Before Income Taxes

For the quarter ended March 31, 2010, net investment income before income taxes was $2.1 million compared to $4.5 million for the quarter ended March 31, 2009, as restated.  The 52.7% decrease was due to lower investment income partially offset by lower operating expenses, primarily lower management fees and credit facility interest expenses and fees.

Net Realized Gains

There were no realized capital gains or losses for the quarters ended March 31, 2010 and 2009.

Unrealized Appreciation or Depreciation on Investments

For the quarter ended March 31, 2010, the decrease in net unrealized depreciation after income taxes was $2.6 million, comprised of a $2.5 million increase in targeted portfolio fair value and an increase of $0.4 million in the fair value of our corporate notes, less a tax provision of $0.3 million resulting from routine quarterly valuation allowance reallocation.  The increase in targeted portfolio fair value was largely a result of changes in the estimated current market values of underlying assets.

For the quarter ended March 31, 2009, as restated, the increase in net unrealized depreciation after income taxes was $23.2 million, comprised of a $21.2 million decrease in targeted portfolio fair value, a decrease of $3.2 million in commodity derivative instruments fair value and a decrease of $0.2 million in corporate notes fair value, offset by a $1.4 million tax benefit. The decrease in targeted portfolio fair value was largely a result of changes in the estimated current market values of underlying assets. The decrease in the fair value of commodity derivative instruments was a result of the reversal of 2008 unrealized appreciation due to realizations in the first quarter of 2009.

While, in general, current capital and commodity markets are more stable than during the prior eighteen months, conditions are such that it remains difficult to predict capital gains or losses or fluctuations in our portfolio values.

Net Increase or Decrease in Stockholders’ Equity from Operations

For the quarter ended March 31, 2010, we had a net increase in stockholders’ equity (net assets) resulting from operations of $5.0 million, or $0.24 per share, compared to a net decrease of $18.6 million, or $0.86 per share for the quarter ended March 31, 2009, as restated.  The $23.6 million or $1.10 per share net increase is attributable to a $25.7 million decrease in unrealized depreciation on portfolio securities net of taxes, offset by a decrease in net investment income after taxes of $2.1 million.

Financial Condition, Liquidity and Capital Resources

During the quarter ended March 31, 2010, we generated cash from operations, including interest earned on our portfolio securities, as well as our investments in corporate notes and U.S. government securities.  At March 31, 2010, we had cash and cash equivalents of $105.3 and investments in corporate notes of $9.4 million.  Our Investment Facility had an outstanding balance of $64.9 million at March 31, 2010 and will mature on August 31, 2012.  As of March 31, 2010, we had investments in or commitments to fund loan facilities to fifteen portfolio companies totaling $248.7 million, of which $242.7 million was drawn.  We expect to fund our investments in 2010 from available cash, income earned on our portfolio and temporary investments, repayments or realizations of existing investments and from borrowings under our Investment Facility.  In the future, we may also fund a portion of our investments with issuances of equity or senior debt securities.  We may also securitize a portion of our investments in mezzanine or senior secured loans or other assets.  We expect our primary use of funds to be investments in portfolio companies, cash distributions to holders of our common stock and payment of fees and other operating expenses.

Commodity Derivative Instruments

We use commodity derivative instruments to manage our exposure to commodity price fluctuations.  We do not designate these instruments as hedging instruments for financial accounting purposes, and, as a result, we recognize the change in the instruments’ fair value currently on the Consolidated Statements of Operations as net increase (decrease) in unrealized appreciation (depreciation) on portfolio securities, corporate notes and commodity derivative instruments.

We acquired a limited term royalty interest from ATP, and the royalty payments associated with this investment are subject to fluctuations in natural gas and oil prices.  To manage this risk, we purchased oil and natural gas put options on approximately 93% of our royalty interest.  These transactions limit exposure to declines in oil and natural gas prices and were fully expired as of January 31, 2010.  See “Note 10: Commodity Derivative Instruments” in the accompanying notes to the consolidated financial statements for further description of our put options.

Contractual Obligations

A summary of our contractual payment obligations at March 31, 2010 is as follows:

		Less than		3-5	More than
Contractual Obligations	Total	1 Year	1-3 Years	Years	5 Years

March 31, 2010:
Long-term debt obligations— revolving credit facilities (1)	$64,905,200	$-	$64,905,200	$-	$-
Total	$64,905,200	$-	$64,905,200	$-	$-

(1) Excludes accrued interest amounts.

Off-Balance Sheet Arrangements

Currently, we do not engage in any off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Dividends

We have elected to operate our business so as to be taxed as a RIC for federal income tax purposes. As a RIC, we generally will not be required to pay corporate-level federal income taxes on any ordinary income or capital gains that we distribute to our stockholders as dividends.  To maintain our RIC status, we must meet specific source-of-income and asset diversification requirements and distribute annually an amount equal to at least 90% of our “investment company taxable income” (which generally consists of ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, reduced by deductible expenses) and net tax-exempt interest.  In order to avoid certain excise taxes imposed on RICs, we must distribute during each calendar year an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98% of our capital gain net income (i.e., realized capital gains in excess of realized capital losses) for the one-year period ended on October 31 of that calendar year, and (3) 100% of any ordinary income or capital gain net income not distributed in prior years. We currently intend to make sufficient distributions to satisfy the annual distribution requirement and to avoid the excise taxes.

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage test for borrowings when applicable to us as a BDC under the 1940 Act and due to provisions in our credit facility. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of our status as a RIC. We cannot assure stockholders that they will receive any distributions or distributions at a particular level.

Portfolio Credit Quality

Virtually all of our portfolio investments are in negotiated, and often illiquid, securities of energy companies. We maintain a system to evaluate the credit quality of these investments. While incorporating quantitative analysis, this system is a qualitative assessment. This system is intended to reflect the overall, long term performance of a portfolio company’s business, the collateral coverage of an investment, and other relevant factors. As a consequence of the general economic downturn and associated weakness in the energy markets, one of our investments, Formidable, has experienced significant degradation in value that may not be recoverable. Of the twenty-four rated investments in fifteen portfolio companies, compared to the quarter ended December 31, 2009, none improved in rating, one declined in rating, twenty-two retained the same rating and one investment was added during the first quarter of 2010. Fourteen investments totaling approximately $137.1 million, or approximately 57% of the $242.2 million in targeted investments, on a cost basis, are carried on our watch list due to slower than expected development of the assets supporting the investments, the downturn in general economic and energy market conditions or deterioration in asset coverage.

For the first quarter of 2010, the combined decrease in unrealized depreciation of our portfolio securities, corporate notes and commodity derivative instruments of $2.6 million was largely due to increases in the estimated market values of underlying assets, consisting primarily of the increase in the fair value of Resaca common stock, $0.6 million; increase in the fair value of our investment in ATP Oil & Gas Corp limited term royalty, $1.7 million and increase in the fair value of our corporate bonds, $0.4 million.

Recently Issued Accounting Pronouncements

See “Note 11: Recent Accounting Pronouncements” in the accompanying notes to consolidated financial statements for details of recently issued accounting pronouncements and their expected impact on our financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes from the information provided in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2009.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q, the Company performed an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act.

After giving effect to the restatement referred to below and based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q conducted by our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were ineffective in providing reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported when required and that such information is accumulated and communicated to management in a manner that allows timely decisions regarding required disclosure. In light of this material weakness, the Company performed additional analysis and post-closing procedures to ensure its financial statements were prepared in accordance with generally accepted accounting principles. After giving effect to the restatements referred to below, and subject to the statements below regarding our inability to maintain effective controls over the determination and reporting of the provision for income taxes, the Company’s management has concluded that the financial statements included in this Form 10-Q present fairly in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented.

The certifications of our Chief Executive Officer and our Chief Financial Officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 are attached as exhibits to this Form 10-Q. The disclosures set forth in this Item 4 contain information concerning (i) the evaluation of our disclosure controls and procedures referred to in paragraph 4 of the certifications, and (ii) material weaknesses in the design or operation of our internal control over financial reporting referred to in paragraph 5 of those certifications. Those certifications should be read in conjunction with this Item 4 for a more complete understanding of the matters covered by the certifications.

Discussion of Material Weakness

Management’s assessment identified a material weakness in the Company’s internal control over financial reporting. As of March 31, 2010, the Company did not maintain effective controls over the determination and reporting of the provision for income taxes. This material weakness was initially disclosed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2008. As of March 31, 2010, our management was unable to conclude that we had remediated this previously disclosed material weakness in our internal control over financial reporting. Specifically, management did not perform a sufficiently precise review to ensure the completeness and accuracy of the Company’s calculation of its income tax provision and deferred income tax assets and liabilities. This deficiency resulted in the restatement of the Company’s consolidated financial statements for the years ended December 31, 2007 and 2008 (and the unaudited selected quarterly data for each of the quarters in 2007 and 2008 and the first three quarters in 2009), and results in a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 4T.	Controls and Procedures.

Not applicable.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

There have been no material changes to the legal proceedings disclosed under Part I, Item 3, “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Item 1A.	Risk Factors.

There have been no material changes to the risk factors disclosed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

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
10.5
Amended and Restated Revolving Credit Agreement, dated as of August 31, 2006, among the Company, the lenders from time to time party thereto and SunTrust Bank, as administrative agent for the lenders (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference)

10.6
Treasury Secured Revolving Credit Agreement, dated as of August 31, 2006, between the Company, the lenders from time to time party thereto and SunTrust Bank as administrative agent for the lenders (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference)

10.7
Custody Agreement between the Company and Wells Fargo Bank, N.A. (filed as Exhibit (j)(1) to the Company’s Registration Statement on Form N-2 filed on October 15, 2007 (Registration No. 333-146715) and incorporated herein by reference)

10.8
Amendment No. 1 to Custody Agreement between the Company and Wells Fargo Bank, N.A. (filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference)

10.9
Amendment No. 2 to Custody Agreement between the Company and Wells Fargo Bank, N.A. (filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference)

10.10
First Amendment to Amended and Restated Revolving Credit Agreement effective as of August 31, 2006, between the Company, the lenders from time to time party thereto and SunTrust Bank, as administrative agent (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference)

10.11
First Amendment to Treasury Secured Revolving Credit Agreement effective as of August 31, 2006, between the Company, the lenders from time to time party thereto and SunTrust Bank, as administrative agent (filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference)

10.12
Second Amendment to Treasury Secured Revolving Credit Agreement effective as of October 18, 2007, between the Company, the lenders from time to time party thereto and SunTrust Bank, as administrative agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 24, 2007 and incorporated herein by reference)

10.13
Second Amendment to Amended and Restated Revolving Credit Agreement effective as of March 13, 2008, between the Company, the lenders from time to time party thereto and SunTrust Bank, as administrative agent (filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 and incorporated herein by reference)

Exhibits No.	Exhibit
10.14
Third Amendment to Treasury Secured Revolving Credit Agreement effective as of March 13, 2008, between the Company, the lenders from time to time party thereto and SunTrust Bank, as administrative agent (filed as Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 and incorporated herein by reference)

10.15
Third Amendment to Amended and Restated Revolving Credit Agreement effective as of September 29, 2008, between the Company, the lenders from time to time party thereto and SunTrust Bank, as administrative agent (filed as Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference)

10.16
Fourth Amendment to Treasury Secured Revolving Credit Agreement effective as of September 29, 2008, between the Company, the lenders from time to time party thereto and SunTrust Bank, as administrative agent (filed as Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference)

10.17
Fourth Amendment to Amended and Restated Revolving Credit Agreement effective as of October 2, 2009, between the Company, the lenders from time to time party thereto and SunTrust Bank, as administrative agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 6, 2009 and incorporated herein by reference)

31.1*	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Executive Officer
31.2*	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Financial Officer
32.1*	Section 1350 Certification by the Chief Executive Officer
32.2*	Section 1350 Certification by the Chief Financial Officer
_______________________
*Filed herewith.