Form 10-Q/A
period 2007-06-30
NGP Capital Resources Co
filed 2010-06-25
CIK 1297704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period              to

Commission file number: 814-00672

NGP Capital Resources Company
(Exact name of registrant as specified in its charter)

Maryland	20-1371499
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

1221 McKinney Street, Suite 2975
Houston, Texas	77010
(Address of principal executive offices)	(Zip Code)

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

As of June 22, 2010, there were 21,628,202 shares of the registrant’s common stock outstanding.

TABLE OF CONTENTS

i

Explanatory Note

We are filing this Amended Quarterly Report on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, which we refer to as the Amended Filing, to restate our unaudited consolidated financial statements and related disclosures for the quarter ended June 30, 2007, as discussed in Note 2 to the accompanying restated unaudited consolidated financial statements and to report the voting results of our 2007 annual meeting, which were previously omitted from Part II - Item 4. Submission of Matters to a Vote of Security Holders in our original filing.  Our original Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, which we refer to as the Original Filing, was filed with the Securities and Exchange Commission on August 8, 2007.

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

Restatement of Other Financial Statements

We have restated our financial statements for the years ended December 31, 2007 and December 31, 2008 in our Annual Report on Form 10-K for the year ended December 31, 2009, which was filed on March 31, 2010.  We have not amended, and we do not intend to amend, either of our previously filed Annual Reports on Form 10-K for the years ended December 31, 2007 or December 31, 2008.  We have previously filed amendments to our Quarterly Reports on Form 10-Q for each of the quarters ended March 31 in the Affected Periods.  With the filing of this Amended Filing, we are concurrently filing amendments to our Quarterly Reports on Form 10−Q for the quarters ended June 30 and September 30 in each of the Affected Periods.  For this reason, readers should no longer rely on those previously issued financial statements and the related information contained in such previously filed reports for the Affected Periods.

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

The remaining items contained in this Amended Filing consist of all other items originally contained in the Original Filing and are included for the convenience of the reader.  The sections of the Original Filing which were not amended are unchanged and continue in full force and effect as originally filed.  This Amended Filing speaks as of August 8, 2007, the date we filed the Original Filing, and has not been updated to reflect events occurring subsequent to the date of the original filing other than those associated with the evaluation of and resulting restatement of the Company’s consolidated financial statements.

iii

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2007	December 31, 2006
	(As Restated)
Assets
Investments in portfolio securities at fair value
Control investments - majority owned (cost: $18,139,421 and $36,136,463 respectively)	$24,321,062	$36,136,463
Non-affiliate investments (cost: $200,398,014 and $134,726,740, respectively)	201,613,836	135,889,035
Investments in corporate notes at fair value (cost: $17,660,444 and $17,681,646, respectively)	14,880,860	15,116,080
Investments in U.S. Treasury Bills, at amortized cost which approximates fair value	101,501,831	142,669,579
Total investments	342,317,589	329,811,157

Cash and cash equivalents	19,747,765	12,334,329
Accounts receivable	732	452,916
Interest receivable	793,588	1,400,757
Prepaid assets	1,121,330	1,598,501

Total assets	$363,981,004	$345,597,660

Liabilities and stockholders' equity (net assets)
Current liabilities
Accounts payable	$723,832	$965,105
Management and incentive fees payable	2,639,852	1,374,299
Dividends payable	5,407,938	-
Income taxes payable	210,489	-
Deferred tax liabilities	2,090,924	-
Total current liabilities	11,073,035	2,339,404

Long-term debt	100,000,000	100,000,000

Total liabilities	111,073,035	102,339,404

Commitments and contingencies (Note 8)

Stockholders’ equity (net assets)
Common stock, $.001 par value, 250,000,000 shares authorized; 17,444,960 and 17,422,268 issued and 17,444,960 and 17,422,268 outstanding, respectively	17,445	17,422
Paid-in capital in excess of par	245,019,403	244,660,173
Undistributed net investment income (loss)	(922,575)	229,791
Undistributed net realized capital gain (loss)	6,266,741	(245,859)
Net unrealized appreciation (depreciation) of portfolio securities and corporate notes	2,526,955	(1,403,271)

Total stockholders’ equity (net assets)	252,907,969	243,258,256

Total liabilities and stockholders' equity (net assets)	$363,981,004	$345,597,660

Net asset value per share	$14.50	$13.96

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
	(As Restated)		(As Restated)
Investment income
Interest and dividend income:
Control investments - majority owned	$1,239,507	$-	$2,246,785	$-
Non-affiliate investments	8,051,232	5,769,142	15,264,458	10,533,181
Royalty income (loss), net of amortization:
Non-affiliate investments	310,833	94,539	511,584	189,004
Other income	142,237	136,078	197,745	273,627

Total investment income	9,743,809	5,999,759	18,220,572	10,995,812

Operating expenses
Management fees	1,585,494	1,118,105	3,150,003	2,235,124
Incentive fees	1,054,358	-	1,054,358	-
Professional fees	174,987	236,126	328,583	357,828
Insurance expense	132,423	144,234	264,846	288,589
Interest expense and fees	1,619,226	81,071	3,176,422	160,074
Other general and administrative expenses	666,103	531,866	1,317,656	1,075,944

Total operating expenses	5,232,591	2,111,402	9,291,868	4,117,559

Net investment income before income taxes	4,511,218	3,888,357	8,928,704	6,878,253

Benefit (provision) for income taxes	(44,760)	-	(56,231)	-

Net investment income	4,466,458	3,888,357	8,872,473	6,878,253

Net realized capital gain (loss) on portfolio securities, corporate notes and commodity derivative instruments:
Non-affiliate investments	6,666,858	-	6,666,858	-
Benefit (provision) for taxes on capital gain	(154,258)	-	(154,258)	-

Total net realized capital gain (loss) on investments	6,512,600	-	6,512,600	-

Net unrealized gain (loss) on investments
Net increase (decrease) in unrealized appreciation (depreciation) on portfolio securities, corporate notes
Control investments - majority owned	4,000,000	-	6,000,000	-
Non-affiliate investments	(1,708,835)	(1,360,159)	21,150	(2,506,521)
Benefit (provision) for taxes on unrealized gain (loss)	(1,377,000)	-	(2,090,924)	-

Total net unrealized gain (loss) on investments	914,165	(1,360,159)	3,930,226	(2,506,521)

Net increase in stockholders' equity (net assets) resulting from operations	$11,893,223	$2,528,198	$19,315,299	$4,371,732

Net increase in stockholders' equity (net assets) resulting from operations per common share	$0.70	$0.15	$1.12	$0.25

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (NET ASSETS)

						Net Unrealized
						Appreciation	Total
			Paid-in Capital	Undistributed	Undistributed	(Depreciation)	Stockholders'
	Common Stock		in Excess	Net Investment	Net Realized	of Portfolio Securities	Equity
	Shares	Amount	of Par	Income (Loss)	Capital Gain (Loss)	and Corporate Notes	(Net Assets)
Balance at December 31, 2006	17,422,268	$17,422	$244,660,173	$229,791	$(245,859)	$(1,403,271)	$243,258,256
Net increase in stockholders' equity (net assets) resulting from operations	-	-	-	8,872,473	6,512,600	3,930,226	19,315,299
Dividends declared	-	-	-	(10,024,839)	-	-	(10,024,839)
Issuance of common stock under dividend reinvestment plan	22,692	23	359,230	-	-	-	359,253
Balance at June 30, 2007 (unaudited and as restated)	17,444,960	$17,445	$245,019,403	$(922,575)	$6,266,741	$2,526,955	$252,907,969

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30, 2007	June 30, 2006
	(As Restated)
Cash flows from operating activities
Net increase in stockholders' equity (net assets) resulting from operations	$19,315,299	$4,371,732
Adjustments to reconcile net increase in stockholders' equity (net assets) resulting from operations to net cash provided by (used in) operating activities
Payment-in-kind interest	(1,935,532)	(84,755)
Payment-in-kind dividend	(93,710)	(60,998)
Net amortization of premiums, discounts and fees	(1,498,175)	(272,220)
Change in unrealized appreciation (depreciation) on portfolio securities and corporate notes before taxes	(6,021,150)	2,506,521
Effects of changes in operating assets and liabilities
Accounts receivable	452,184	50,965
Interest receivable	607,169	(219,733)
Prepaid assets	477,171	369,878
Accounts payable	1,024,280	729,773
Income taxes payable	210,489	-
Current portion of deferred income taxes	2,090,924	-
Purchase of investments in portfolio securities	(152,705,108)	(59,123,623)
Redemption of investments in portfolio securities	108,579,495	2,402
Net sale of investments in U.S. Treasury Bills	41,167,748	42,805,222

Net cash provided by (used in) operating activities	11,671,084	(8,924,836)

Cash flows from financing activities
Borrowings under revolving credit facility	-	7,000,000
Dividends paid	(4,257,648)	(7,569,044)

Net cash used in financing activities	(4,257,648)	(569,044)

Net increase (decrease) in cash and cash equivalents	7,413,436	(9,493,880)
Cash and cash equivalents, beginning of the period	12,334,329	13,350,588

Cash and cash equivalents, end of period	$19,747,765	$3,856,708

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2007
(Unaudited)

Portfolio Company	Energy Industry Segment	Investment (1) (2) (4)	Principal	Cost	Fair Value
TARGETED INVESTMENTS
Control Investments- Majority Owned (50% to 100% owned)
Rubicon Energy Partners, LLC	Oil & Gas Production	LLC Units (4,000 units)		$4,000,000	$10,000,000
	and Development
TierraMar Energy, LLC	Oil & Gas Production	Overriding Royalty Interest		18,359	200,000
	and Development	Class A Preferred LP Units (5)		14,121,062	14,121,062

Total Control Investments- Majority Owned (50% to 100% owned)				$18,139,421	$24,321,062

Non-affiliate Investments- (Less than 5% owned)
Alden Resources, LLC	Coal Production	Senior Secured	$35,000,000	$31,882,657	$31,882,657
		Multiple-Advance Term Loan
		(LIBOR + 8.00% cash, +10.00% PIK - until 1/05/2008,
		cash only thereafter, due 1/05/2013)
		Royalty Interest		2,647,792	2,660,000
		Warrants (5)		100,000	100,000

Anadarko Petroleum Corporation	Oil & Gas Production	Multiple-Advance Net Profits Interest	22,511,417	22,524,488	22,524,488
2007-III Drilling Fund	and Development	(Due 4/23/2032)

BSR Alto, LLC	Oil & Gas Production	Senior Secured	2,445,129	2,337,478	2,337,478
	and Development	Multiple-Advance Term Loan
		(LIBOR + 5.50% cash, +7.50% PIK - until 8/17/08,
		cash only thereafter, due 8/17/2009)
		Overriding Royalty Interest		29,615	75,000
		Warrants (5)		10,000	100,000

BSR Loco Bayou, LLC	Oil & Gas Production	Senior Secured	3,649,853	3,501,702	3,501,702
	and Development	Multiple-Advance Term Loan
		(LIBOR + 5.50% cash, +7.50% PIK - until 8/15/08,
		cash only thereafter, due 8/15/2009)
		Overriding Royalty Interest (5)		20,000	20,000
		Warrants (5)		10,000	10,000

Chroma Exploration &	Oil & Gas Production	8,887 Shares Series A Participating		2,221,710	2,221,710
Production, Inc.	and Development	Convertible Preferred Stock
		8,116 Shares Series AA Participating		2,029,000	2,029,000
		Convertible Preferred Stock
		8.11 Shares Common Stock (5)		-	-

Crossroads Energy, LP	Oil & Gas Production	Senior Secured	3,549,071	3,478,838	3,478,838
	and Development	Multiple-Advance Term Loan
		(LIBOR + 5.50% cash, +7.50% PIK - until 12/29/07,
		cash only thereafter, due 6/29/2009)
		Overriding Royalty Interest		9,429	150,000

DeanLake Operator, LLC	Oil & Gas Production	Senior Secured	11,392,310	11,103,896	11,103,896
	and Development	Multiple-Advance Term Loan
		(LIBOR + 7.00%, due 6/25/2010)
		Overriding Royalty Interest		20,000	20,000
		Warrants (5)		10,000	10,000

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2007
(Unaudited)
(Continued)

Portfolio Company	Energy Industry Segment	Investment (1) (2) (4)	Principal	Cost	Fair Value (3)
TARGETED INVESTMENTS - Continued

Non-affiliate Investments- (Less than 5% owned)- Continued
Formidable, LLC	Oil & Gas Production	Senior Secured	$27,247,259	$26,506,483	$26,506,483
	and Development	Multiple-Advance Term Loan
		(LIBOR + 5.50% cash, +7.50% PIK due 12/31/2007)
		Warrants (5)		500,000	500,000

Nighthawk Transport I, LP	Energy Services	Second Lien	15,529,220	14,432,293	14,432,293
		Term Loan B
		(LIBOR + 8.00%, due 6/15/2011)
		LP Units (5)		224	150,000
		Warrants (5)		850,000	850,000

Resaca Exploitation, LP	Oil & Gas Production	Senior Secured	25,464,000	25,028,351	25,028,351
	and Development	Multiple-Advance Tranche A Term Loan
		(LIBOR + 6.00%, due 5/01/2012)
		Overriding Royalty Interest		30,000	125,000

		Senior Secured Tranche B Term Loan	6,000,000	5,988,866	5,988,866
		(LIBOR + 9.00%, due 8/01/2007)
		Overriding Royalty Interest		30,000	125,000

		Senior Subordinated	4,000,000	4,000,000	4,000,000
		Secured Convertible Term Loan
		(6.00% cash, 8.00% PIK, due 5/01/2012)

Tammany Oil & Gas, LLC	Oil & Gas Production	Senior Secured	22,535,796	22,076,833	22,076,833
	and Development	Multiple-Advance Term Loan
		(LIBOR + 6.00%, due 3/21/2010)
		Overriding Royalty Interest (5)		200,000	300,000

Sonoran Energy, Inc.	Oil & Gas Production	Senior Secured	6,943,853	6,806,241	6,806,241
	and Development	Multiple-Advance Term Loan
		(LIBOR + 6.00%, due 2/28/2008)
		Overriding Royalty Interest		97,801	100,000
		Warrants (5)		10,000	10,000

Venoco, Inc.	Oil & Gas Production	Senior Notes (6)	8,000,000	7,964,007	8,260,000
	and Development	(8.75%, due 12/15/2011)

Venoco, Inc.	Oil & Gas Production	Senior Notes (6)	4,000,000	3,940,310	4,130,000
	and Development	(8.75%, due 12/15/2011)

Total Non-affiliate Investments- (Less than 5% owned)				$200,398,014	$201,613,836

Subtotal Targeted Investments (62.42% of total investments)				$218,537,435	$225,934,898

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2007
(Unaudited)
(Continued)

Portfolio Company	Energy Industry Segment	Investment (1) (2) (4)	Principal	Cost	Fair Value (3)
CORPORATE NOTES
Pioneer Natural Resources Co.	Oil & Gas Production and Development	Senior Notes, 7.2%, due 2028	$10,000,000	$11,653,006	$9,243,800
XTO Energy, Inc.	Oil & Gas Production and Development	Senior Notes, 5.0%, due 2015	6,000,000	6,007,438	5,637,060

Subtotal Corporate Notes ( 4.11% of total investments)				$17,660, 444	$14,880, 860

GOVERNMENT SECURITIES
U.S. Treasury Bills	Government	U.S. Treasury Bills, 4.781%, due 08/23/2007	$6,203,000	$6,160,444	$6,160,444
U.S. Treasury Bills	Government	U.S. Treasury Bills, 4.781%, due 08/23/2007	12,000,000	11,917,674	11,917,674
U.S. Treasury Bills	Government	U.S. Treasury Bills, 4.781%, due 08/23/2007	12,000,000	11,917,674	11,917,674
U.S. Treasury Bills	Government	U.S. Treasury Bills, 4.781%, due 08/23/2007	12,000,000	11,917,674	11,917,674
U.S. Treasury Bills	Government	U.S. Treasury Bills, 4.781%, due 08/23/2007	12,000,000	11,917,673	11,917,673
U.S. Treasury Bills	Government	U.S. Treasury Bills, 4.781%, due 08/23/2007	12,000,000	11,917,673	11,917,673
U.S. Treasury Bills	Government	U.S. Treasury Bills, 4.781%, due 08/23/2007	12,000,000	11,917,673	11,917,673
U.S. Treasury Bills	Government	U.S. Treasury Bills, 4.781%, due 08/23/2007	12,000,000	11,917,673	11,917,673
U.S. Treasury Bills	Government	U.S. Treasury Bills, 4.781%, due 08/23/2007	12,000,000	11,917,673	11,917,673

Subtotal Government Securities (28.02% of total investments)				$101,501 ,831	$101,501 ,831

CASH AND CASH EQUIVALENTS
Subtotal Cash and Cash Equivalents (5.45% of total investments)				$19,747,765	$19,747,765

TOTAL INVESTMENTS, CASH AND CASH EQUIVALENTS				$357,447 ,475	$362,065,354

LIABILITIES IN EXCESS OF OTHER ASSETS (7)					$(109,157,385)

NET ASSETS (7)					$252,907,969

NOTES TO CONSOLIDATED SCHEDULE OF INVESTMENTS

(1)	All investments are pledged as collateral for obligations under the Company's credit facilities.
(2)	Percentages represent interest rates in effect at June 30, 2007, and due dates represent the contractual maturity dates.
(3)	Fair value of targeted investments is determined by or under the direction of the Board of Directors.
(4)	All investments are in entities with primary operations in the United States of America.
(5)	Non-income producing securities.
(6)	Upon the March 30, 2006 closing of Venoco, Inc.'s TexCal acquisition, Venoco Inc.'s senior notes became collateralized by second priority liens.
(7)	As restated.

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

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED FINANCIAL HIGHLIGHTS
(Unaudited)

	For the Six Months Ended
	June 30, 2007	June 30, 2006
	(As restated)
Per Share Data

Net asset value, beginning of period	$13.96	$14.02

Net investment income	0.51	0.39
Net realized and unrealized gain (loss) on portfolio securities and corporate notes (3)	0.61	(0.14)

Net increase in stockholders' equity (net assets) resulting from operations	1.12	0.25

Dividends declared	(0.58)	(0.34)

Net asset value, end of period	$14.50	$13.93

Market value, beginning of period	$16.75	$13.13
Market value, end of period	$16.72	$14.63
Market value return (1)	3.28%	14.29%
Net asset value return (1)	7.46%	1.91%

Ratios and Supplemental Data
($ and shares in thousands)

Net assets, end of period	$252,908	$242,354
Average net assets	248,083	243,126
Common shares outstanding at end of period	17,445	17,400
Total operating expenses/average net assets (2)	7.55%	3.42%
Total operating expenses less management and incentive fees and interest expense/average net assets (2)	1.55%	1.43%
Total operating expenses less management and incentive fees/average net assets (2)	4.14%	1.56%
Net investment income/average net assets (2)	7.21%	5.71%
Net increase in net assets resulting from operations/average net assets (2)	15.70%	3.63%
Portfolio turnover rate	43.77%	0.00%

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

The effects of the restatement on the unaudited consolidated balance sheet at June 30, 2007 are summarized in the following table:

	As Previously
	Reported	Reclassifications	As Reclassified	Restatement	As Restated
Consolidated Balance Sheet
As of June 30, 2007
Investments in portfolio securities at fair value	$225,934,898	$(225,934,898)	$-	$-	$-
Control investments - majority owned	-	24,321,062	24,321,062	-	24,321,062
Non-affiliate investments	-	201,613,836	201,613,836	-	201,613,836
Income taxes payable	-	-	-	210,489	210,489
Deferred tax liabilities - current	-	-	-	2,090,924	2,090,924
Total current liabilities	8,771,622	-	8,771,622	2,301,413	11,073,035
Total liabilities	108,771,622	-	108,771,622	2,301,413	111,073,035
Undistributed net investment income (loss)	(866,344)	-	(866,344)	(56,231)	(922,575)
Undistributed net realized capital gain (loss)	6,420,999	-	6,420,999	(154,258)	6,266,741
Net unrealized appreciation (depreciation) of portfolio securities and corporate notes	4,617,879	-	4,617,879	(2,090,924)	2,526,955
Total stockholders’ equity (net assets)	255,209,382	-	255,209,382	(2,301,413)	252,907,969
Net asset value per share	14.63	-	14.63	(0.13)	14.50

The effects of the restatement on the unaudited consolidated statements of operations for the three and six-month periods ended June 30, 2007 are summarized in the following table:

	As Previously
	Reported	Reclassifications	As Reclassified	Restatement	As Restated
Consolidated Statements of Operations:
For the Three Months Ended June 30, 2007
Investment income
Interest and dividend income:	$9,601,572	$(9,601,572)	$-	$-	$-
Control investments - majority owned	-	1,239,507	1,239,507	-	1,239,507
Non-affiliate investments	-	8,051,232	8,051,232	-	8,051,232
Royalty income (loss), net of amortization:
Non-affiliate investments	-	310,833	310,833	-	310,833
Benefit (provision) for income taxes	-	-	-	(44,760)	(44,760)
Net investment income	4,511,218	-	4,511,218	(44,760)	4,466,458
Net realized gain (loss) on investments	6,666,858	(6,666,858)	-	-	-
Non-affiliate investments	-	6,666,858	6,666,858	-	6,666,858
Benefit (provision) for taxes on capital gain (loss)	-	-	-	(154,258)	(154,258)
Total net unrealized gain (loss) on investments	6,666,858	-	6,666,858	(154,258)	6,512,600
Net increase (decrease) in unrealized appreciation (depreciation) on portfolio securities and corporate notes	2,291,165	(2,291,165)	-	-	-
Control investments - majority owned	-	4,000,000	4,000,000	-	4,000,000
Non-affiliate investments	-	(1,708,835)	(1,708,835)	-	(1,708,835)
Benefit (provision) for taxes on unrealized gain (loss)	-	-	-	(1,377,000)	(1,377,000)
Total net unrealized gain (loss) on investments	2,291,165	-	2,291,165	(1,377,000)	914,165
Net increase (decrease) in stockholders' equity
(net assets) resulting from operations	13,469,241	-	13,469,241	(1,576,018)	11,893,223
Net increase (decrease) in stockholders' equity (net assets) resulting from operations per common share	0.78	-	0.78	(0.08)	0.70
For the Six Months Ended June 30, 2007
Investment income
Interest and dividend income:	$18,022,827	$(18,022,827)	$-	$-	$-
Control investments - majority owned	-	2,246,785	2,246,785	-	2,246,785
Non-affiliate investments	-	15,264,458	15,264,458	-	15,264,458
Royalty income (loss), net of amortization:
Non-affiliate investments	-	511,584	511,584	-	511,584
Benefit (provision) for income taxes	-	-	-	(56,231)	(56,231)
Net investment income	8,928,704	-	8,928,704	(56,231)	8,872,473
Net realized gain (loss) on investments	6,666,858	(6,666,858)	-	-	-
Non-affiliate investments	-	6,666,858	6,666,858	-	6,666,858
Benefit (provision) for taxes on capital gain (loss)	-	-	-	(154,258)	(154,258)
Total net unrealized gain (loss) on investments	6,666,858	-	6,666,858	(154,258)	6,512,600
Net increase (decrease) in unrealized appreciation (depreciation) on portfolio securities and corporate notes	6,021,150	(6,021,150)	-	-	-
Control investments - majority owned	-	6,000,000	6,000,000	-	6,000,000
Non-affiliate investments	-	21,150	21,150	-	21,150
Benefit (provision) for taxes on unrealized gain (loss)	-	-	-	(2,090,924)	(2,090,924)
Total net unrealized gain (loss) on investments	6,021,150	-	6,021,150	(2,090,924)	3,930,226
Net increase (decrease) in stockholders' equity (net assets) resulting from operations	21,616,712	-	21,616,712	(2,301,413)	19,315,299
Net increase (decrease) in stockholders' equity (net assets) resulting from operations per common share	1.25	-	1.25	(0.13)	1.12

The effects of the restatement on the unaudited consolidated statement of cash flows for the six-month period ended June 30, 2007 are summarized in the following table:

	As Previously
	Reported	Reclassifications	As Reclassified	Restatement	As Restated
Consolidated Statement of Cash Flows:
For the Six Months Ended June 30, 2007
Cash flows from operating activities
Net increase (decrease) in stockholders' equity (net assets) resulting from operations	$21,616,712	$-	$21,616,712	$(2,301,413)	$19,315,299
Effects of changes in operating assets and liabilities
Income taxes payable	-	-	-	210,489	210,489
Current portion of deferred income taxes	-	-	-	2,090,924	2,090,924

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

(1) Shares were issued on July 13, 2007 for the June 2007 dividend. See above and Note 5 for further detail.

Income Taxes

The Company adopted the Financial Accounting Standards Board’s Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), effective January 1, 2007.   FIN 48 establishes a single model to address accounting for uncertain tax positions.  FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  FIN 48 also provides guidance on derecognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition.  The adoption of FIN 48 did not have a material effect on the Company’s consolidated financial position or results of operations.  (See Note 7 for additional information.)

In conjunction with the adoption of FIN 48, the Company implemented its policy to record estimated interest and penalties related to the underpayment of income tax as a component of Other general and administrative expenses in the Consolidated Statement of Operations.   However, there were no amounts for tax-related interest or penalties incurred for the quarter ended June 30, 2007.

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

The Company’s dividend reinvestment plan provides for the plan agent to purchase shares in the open market for credit to the accounts of plan participants unless the average of the closing sales prices for the shares for the five days immediately preceding the payment date exceeds 110% of the most recently reported net asset value per share. Through the third quarter of 2006, all shares credited to participants’ accounts were purchased in the open market.  See Note 3, Dividends,  for a table summary of  Dividend Reinvestment Plan Participation.

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

The following Company consolidated subsidiaries are subject to federal income taxes for the period ended June 30, 2007: NGPC Asset Holdings, LP, NGPC Asset Holdings II, LP, NGPC Asset Holdings III, LP and NGPC Asset Holdings IV, LP.  The difference between the effective income tax rate of 10.65% and the statutory federal tax rate of 34% for the six months ended June 30, 2007 is primarily attributable to RIC investment company taxable income that generally will not be subject to federal income tax. The difference between the effective income tax rate of 11.70% and the statutory federal tax rate of 34% for the three months ended June 30, 2007 is attributable to RIC investment company taxable income that generally will not be subject to federal income tax.

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

Note 10: Subsequent Events

On August 1, 2007, the Company purchased $5 million of the $85 million Second Lien Term Loan (the “Second Lien TL”) for Excel Mining Systems LLC (“Excel”), a private company headquartered in Bowerston, Ohio.  The Second Lien TL earns interest at LIBOR plus 725 basis points and is secured by second liens on substantially all of Excel’s assets.    Proceeds from the Second Lien TL will be used primarily to refinance existing indebtedness and pay a dividend .

Note 11: New Accounting Interpretations and Standards

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157 , Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, although earlier application is encouraged.  The Company is currently reviewing the requirements of SFAS 157 to determine the effect, if any, on its financial position or results of operations.

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

As discussed in the Explanatory Note to this Amended Filing, the Company is amending and restating its Original Filing of its Quarterly Report on Form 10−Q for the three and six-month periods ended June 30, 2007. For a discussion of the significant restatement adjustments and the background leading to the adjustments, see Note 2, Restatement of Consolidated Financial Statements, in Notes to Consolidated Financial Statements. All amounts in this Amended Filing affected by the restatement adjustments reflect such amounts as restated.

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

Net Investment Income Before Income Taxes

For the second quarter of 2007, net investment income before income taxes was $4.5 million compared to $3.9 million for the second quarter of 2006, primarily due to increased interest on the higher portfolio balances partially offset by higher management and incentive fees,  general and administrative expenses and interest and credit facility fees.   Net investment income before income taxes for the six months ended June 30, 2007 was $8.9 million compared to $6.9 million for six months ended June 30, 2006 primarily due to increased interest on the higher portfolio balances partially offset by higher management and incentive fees,  general and administrative expenses and interest and credit facility fees.

Unrealized Appreciation or Depreciation on Investments

For the quarter ended June 30, 2007, as restated, net unrealized appreciation before income taxes of $1.4 million was $2.3 million, compared to $1.4 million net unrealized depreciation for the second quarter of 2006.  The $3.7 million increase is attributable to $3.1 million in changes in the fair values of our targeted investments and $0.6 million in changes in market prices of our corporate notes.  For the six months ended June 30, 2007, as restated, net unrealized appreciation before income taxes of $2.1 million was $6.0 million, compared to $2.5 million net unrealized depreciation for the same period of 2006.  The $8.5 million increase is attributable to $6.7 million in changes in the fair values of our targeted investments and $1.8 million in changes in market prices of our corporate notes.

Net Realized Gains

For the quarter ended June 30, 2007, as restated, we realized a capital gain of $6.7 million before income taxes of $0.2 million from the sale of client warrants and overriding royalty interests.  No realized capital gains or losses were recorded for the quarter or six months ended June 30, 2006.

Net Increase in Stockholders’ Equity from Operations

 For the quarter ended June 30, 2007, as restated, we had a net increase in stockholders’ equity (net assets) resulting from operations of $11.9 million, or $0.70 per share, compared to $2.5 million, or $0.15 per share for the quarter ended June 30, 2006.  For the six months ended June 30, 2007, as restated, the net increase in stockholders’ equity (net assets) resulting from operations was $19.3 million, or $1.12 per share, compared to $4.4 million, or $0.25 per share for the six months ended  June 30, 2006.

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

As of June 30, 2007, we had investments in or commitments to fund loan facilities to 15 portfolio companies totaling $338.0 million, of which $220.0 million was drawn.  We expect to fund our investments in 2007 from income earned on our portfolio and temporary investments and from borrowings under our Credit Facilities.  (See description under “Note 4: Credit Facility” above.)  In the future, we may also fund a portion of our investments with issuances of equity or senior debt securities. We may also securitize a portion of our investments.  We expect our primary use of funds to be investments in portfolio companies, cash distributions to holders of our common stock and payment of fees and other operating expenses.

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

In connection with the preparation of this Quarterly Report on Form 10-Q/A, as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q/A (June 30, 2007), the Company performed an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act.

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

Discussion of Material Weakness

Management’s assessment identified a material weakness in the Company’s internal control over financial reporting. As of June 30, 2007, the Company did not maintain effective controls over the determination and reporting of the provision for income taxes. This material weakness was initially disclosed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2008. As of December 31, 2009, our management concluded that we had not yet remediated this previously disclosed material weakness in our internal control over financial reporting. Specifically, management did not perform a sufficiently precise review of the 2007, 2008 and 2009 financial statements to ensure the completeness and accuracy of the Company’s calculation of its income tax provision and deferred income tax assets and liabilities. This deficiency resulted in the restatement of the Company’s consolidated financial statements for the years ended December 31, 2007 and 2008 (and the unaudited selected quarterly data for each of the quarters in 2007 and 2008 and the first three quarters in 2009), and results in a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 4. Submission of Matters to a Vote of Security Holders.

(a)           Our annual meeting of stockholders was held on Wednesday, May 16, 2007.

(b)           Proxies were solicited by our Board of Directors pursuant to Regulation 14A under the Securities and Exchange Act of 1934. There was no solicitation in opposition to the Board of Directors’ nominees for directors as listed in the proxy statement, and such nominees were duly elected as reported below.

(c)           Out of a total of 17,422,268 shares of our common stock outstanding and entitled to vote, 16,138,105 shares were present in person or by proxy, representing approximately 92.63% of the outstanding shares.

(d)           Our Board of Directors is divided into three classes, which we refer to as Class I, Class II and Class III directors. The only matter voted on by the stockholders at the 2007 annual meeting, as fully described in the proxy statement for the annual meeting, was the election of two Class III directors. The following table presents the number of shares voted for and withheld for each nominee for director.

Nominees for Director	Number of Votes For	Number of Votes Withheld
Kenneth A. Hersh	15,086,589	1,051,516
James R. Latimer, III	15,395,130	742,975

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

No.		Exhibit

3.1	-
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

31.1*	-	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Executive Officer

31.2*	-	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Financial Officer

32.1*	-	Section 1350 Certification by the Chief Executive Officer

32.2*	-	Section 1350 Certification by the Chief Financial Officer

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NGP CAPITAL RESOURCES COMPANY

Date: June 24, 2010	By:	/s/ John H. Homier
John H. Homier
President and Chief Executive Officer

Date: June 24, 2010	By:	/s/ Stephen K. Gardner
Stephen K. Gardner
Chief Financial Officer, Treasurer and Secretary

Index to Exhibits

No.		Exhibit

3.1	-
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

31.1*	-	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Executive Officer

31.2*	-	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Financial Officer

32.1*	-	Section 1350 Certification by the Chief Executive Officer

32.2*	-	Section 1350 Certification by the Chief Financial Officer

*Filed herewith.