Form 10-Q/A
period 2007-09-30
NGP Capital Resources Co
filed 2010-06-25
CIK 1297704

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

i

Explanatory Note

We are filing this Amended Quarterly Report on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, which we refer to as the Amended Filing, to restate our unaudited consolidated financial statements and related disclosures for the quarter ended September 30, 2007, as discussed in Note 2 to the accompanying restated unaudited consolidated financial statements.  Our original Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, which we refer to as the Original Filing, was filed with the Securities and Exchange Commission on November 9, 2007.

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

For the convenience of the reader, this Amended Filing sets forth the Original Filing, as modified and superseded where necessary to reflect the amendment and restatement of our unaudited consolidated financial statements and related disclosures.  The following items have been amended principally as a result of, and to reflect, the restatement:

•	Part I – Item 1. Consolidated Financial Statements;
•	Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations;
•	Part I – Item 4. Controls and Procedures;
•	Part II –Item 1.A. Risk Factors; and
•	Part II –Item 6. Exhibits.

In accordance with applicable rules of the Securities and Exchange Commission, this Amended Filing includes certifications from our Chief Executive Officer and Chief Financial Officer dated as of the date of this filing.

The remaining items contained in this Amended Filing consist of all other items originally contained in the Original Filing and are included for the convenience of the reader.  The sections of the Original Filing which were not amended are unchanged and continue in full force and effect as originally filed.  This Amended Filing speaks as of November 9, 2007, the date we filed the Original Filing, and has not been updated to reflect events occurring subsequent to the date of the original filing other than those associated with the evaluation of and resulting restatement of the Company’s consolidated financial statements.

iii

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.
NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2007	December 31, 2006
	(As Restated)
Assets
Investments in portfolio securities at fair value Control investments - majority owned (cost $18,752,216 and $36,136,463, respectively)	$26,933,857	$36,136,463
Non-affiliate investments (cost $242,118,732 and $134,726,740, respectively)	240,548,530	135,889,035
Investments in corporate notes at fair value (cost: $11,642,328 and $17,681,646, respectively)	8,936,500	15,116,080
Investments in U.S. Treasury Bills, at amortized cost which approximates fair value	127,813,642	142,669,579

Total investments	404,232,529	329,811,157

Cash and cash equivalents	7,084,798	12,334,329
Accounts receivable	5,658	452,916
Interest receivable	1,340,766	1,400,757
Prepaid assets	933,981	1,598,501

Total assets	$413,597,732	$345,597,660

Liabilities and stockholders' equity (net assets)
Current liabilities
Accounts payable	$709,406	$965,105
Management and incentive fees payable	2,061,266	1,374,299
Dividends payable	6,114,379	-
Income taxes payable	221,776	-
Deferred tax liabilities	2,770,924	-

Total current liabilities	11,877,751	2,339,404

Long-term debt	151,000,000	100,000,000

Total liabilities	162,877,751	102,339,404

Commitments and contingencies (Note 8)

Stockholders’ equity (net assets)
Common stock, $.001 par value, 250,000,000 shares authorized; 17,469,654 and 17,422,268 issued and 17,469,654 and 17,422,268 outstanding, respectively	17,470	17,422
Paid-in capital in excess of par	245,441,929	244,660,173
Undistributed net investment income (loss)	(1,789,732)	229,791
Undistributed net realized capital gain (loss)	5,915,627	(245,859)
Net unrealized appreciation (depreciation) of portfolio securities and corporate notes	1,134,687	(1,403,271)

Total stockholders’ equity (net assets)	250,719,981	243,258,256

Total liabilities and stockholders' equity (net assets)	$413,597,732	$345,597,660

Net asset value per share	$14.35	$13.96

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
	(As Restated)		(As Restated)

Investment income
Interest and dividend income:
Control investments - majority owned	$(1,108)	$492,704	$2,245,677	$492,704
Non-affiliate investments	8,777,580	6,825,705	24,042,038	17,358,886
Royalty income, net of amortization:
Control investments - majority owned	13,049	-	13,049	-
Non-affiliate investments	221,884	60,911	733,468	249,915
Other income	47,960	177,634	245,704	451,261

Total investment income	9,059,365	7,556,954	27,279,936	18,552,766

Operating expenses
Management fees	1,626,857	1,128,304	4,776,860	3,363,428
Incentive fees	(531,889)	-	522,469	-
Professional fees	209,231	186,132	537,813	543,960
Insurance expense	132,423	144,234	397,268	432,823
Interest expense and fees	1,737,202	836,067	4,913,624	996,141
Other general and administrative expenses	627,034	523,084	1,944,690	1,599,028

Total operating expenses	3,800,858	2,817,821	13,092,724	6,935,380

Net investment income before income taxes	5,258,507	4,739,133	14,187,212	11,617,386

Benefit (provision) for income taxes	(11,287)	-	(67,518)	-

Net investment income	5,247,220	4,739,133	14,119,694	11,617,386

Net realized capital gain (loss) on portfolio securities and corporate notes
Non-affiliate investments	(351,114)	(174,401)	6,315,744	(174,401)
Benefit (provision) for taxes on capital gain (loss)	-	-	(154,258)	-

Total net realized capital gain (loss) on investments	(351,114)	(174,401)	6,161,486	(174,401)

Net unrealized appreciation (depreciation) on portfolio securities and corporate notes
Control investments - majority owned	2,000,000	-	8,000,000	-
Non-affiliate investments	(2,712,268)	775,859	(2,691,118)	(1,730,662)
Benefit (provision) for taxes on unrealized gain (loss)	(680,000)	-	(2,770,924)	-
Net increase (decrease) in unrealized appreciation (depreciation) on portfolio securities and corporate notes	(1,392,268)	775,859	2,537,958	(1,730,662)

Net increase in stockholders' equity (net assets) resulting from operations	$3,503,838	$5,340,591	$22,819,138	$9,712,323

Net increase in stockholders' equity (net assets) resulting from operations per common share	$0.20	$0.31	$1.32	$0.56

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (NET ASSETS)

						Net Unrealized	Total
			Paid-in Capital	Undistributed	Undistributed	Appreciation (Depreciation)	Stockholders'
	Common Stock		in Excess	Net Investment	Net Realized	of Portfolio Securities, and	Equity
	Shares	Amount	of Par	Income (Loss)	Capital Gain (Loss)	Corporate Notes	(Net Assets)
Balance at December 31, 2006	17,422,268	$17,422	$244,660,173	$229,791	$(245,859)	$(1,403,271)	$243,258,256
Net increase in stockholders' equity (net assets) resulting from operations	-	-	-	14,119,694	6,161,486	2,537,958	22,819,138
Dividends declared	-	-	-	(16,139,217)	-	-	(16,139,217)
Issuance of common stock under dividend reinvestment plan	47,386	48	781,756	-	-	-	781,804
Balance at September 30, 2007 (unaudited and as restated)	17,469,654	$17,470	$245,441,929	$(1,789,732)	$5,915,627	$1,134,687	$250,719,981

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30, 2007	September 30, 2006
	(As Restated)
Cash flows from operating activities
Net increase in stockholders' equity (net assets) resulting from operations	$22,819,138	$9,712,323
Adjustments to reconcile net increase in stockholders' equity (net assets) resulting from operations to net cash used in operating activities
Payment-in-kind interest	(2,966,423)	(161,942)
Payment-in-kind dividend	(93,710)	(60,998)
Net amortization of premiums, discounts and fees	(2,168,463)	(581,676)
Net change in unrealized appreciation (depreciation) on portfolio securities and corporate notes	(5,308,882)	1,730,662
Effects of changes in operating assets and liabilities
Accounts receivable	447,258	37,045
Interest receivable	59,991	(523,241)
Prepaid assets	664,520	(740,395)
Accounts payable	431,268	1,238,078
Income taxes payable	221,776	-
Current portion of deferred income taxes	2,770,924	-
Purchase of investments in portfolio securities	(194,255,244)	(116,814,029)
Redemption of investments in portfolio securities	109,508,043	12,502,402
Sale of investments in corporate notes	6,007,370	2,002,737
Net sale of investments in U.S. Treasury Bills	14,855,937	425,709

Net cash used in operating activities	(47,006,497)	(91,233,325)

Cash flows from financing activities
Borrowings under revolving credit facility	51,000,000	100,000,000
Dividends paid	(9,243,034)	(10,701,062)

Net cash provided by financing activities	41,756,966	89,298,938

Net decrease in cash and cash equivalents	(5,249,531)	(1,934,387)
Cash and cash equivalents, beginning of the period	12,334,329	13,350,588

Cash and cash equivalents, end of period	$7,084,798	$11,416,201

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2007
(Unaudited)

Portfolio Company	Energy Industry Segment	Investment (1) (2) (4)	Principal	Cost	Fair Value (3)

TARGETED INVESTMENTS

Control Investments- Majority Owned (50% to 100% owned)

Rubicon Energy Partners, LLC	Oil & Natural Gas	LLC Units (4,000 units) (5)		$4,000,000	$12,000,000
	Production and Development

TierraMar Energy LP	Oil & Natural Gas	Overriding Royalty Interest		18,359	200,000
	Production and Development	Class A Preferred LP Units (5)		14,733,857	14,733,857

Total Control Investments- Majority Owned (50% to 100% owned)				$18,752,216	$26,933,857

Non-affiliate Investments - (Less than 5% owned)

Alden Resources, LLC	Coal Production	Senior Secured	$35,000,000	$31,974,099	$31,974,099
		Multiple-Advance Term Loan
		(LIBOR + 8.00% cash, +10.00% PIK - until 1/05/2008,
		cash only thereafter, due 1/05/2013)
		Royalty Interest		2,639,711	2,660,000
		Warrants (5)		100,000	100,000

Anadarko Petroleum Corporation	Oil & Natural Gas	Multiple-Advance Net Profits Interest	49,325,351	49,347,154	49,347,154
2007-III Drilling Fund	Production and Development	(Due 4/23/2032)

BSR Alto, LLC	Oil & Natural Gas	Senior Secured	2,431,546	2,332,908	1,832,908
	Production and Development	Multiple-Advance Term Loan
		(LIBOR + 5.50% cash, +7.50% PIK - until 8/17/08,
		cash only thereafter, due 8/17/2009)
		Overriding Royalty Interest		29,102	75,000
		Warrants (5)		10,000	-

BSR Loco Bayou, LLC	Oil & Natural Gas	Senior Secured	4,127,191	3,862,088	3,000,000
	Production and Development	Multiple-Advance Term Loan
		(LIBOR + 5.50% cash, +7.50% PIK - until 8/15/08,
		cash only thereafter, due 8/15/2009)
		Overriding Royalty Interest		20,000	20,000
		Warrants (5)		10,000	-

Chroma Exploration &	Oil & Natural Gas	8,887 Shares Series A Participating		2,221,710	1,221,710
Production, Inc.	Production and Development	Convertible Preferred Stock
		8,116 Shares Series AA Participating		2,029,000	2,029,000
		Convertible Preferred Stock
		8.11 Shares Common Stock (5)		-	-
		Warrants (5)		-	-

Crossroads Energy, LP	Oil & Natural Gas	Senior Secured	3,473,767	3,410,615	3,410,615
	Production and Development	Multiple-Advance Term Loan
		(LIBOR + 5.50% cash, +7.50% PIK - until 12/29/07,
		cash only thereafter, due 6/29/2009)
		Overriding Royalty Interest		8,913	150,000

DeanLake Operator, LLC	Oil & Natural Gas	Senior Secured	12,178,910	11,913,480	11,913,480
	Production and Development	Multiple-Advance Term Loan
		(LIBOR + 7.00%, due 6/25/2010)
		Overriding Royalty Interest		20,000	20,000
		Warrants (5)		10,000	10,000

Excel Mining Systems, LLC	Coal Mining Services	Second Lien Term Loan	5,000,000	4,950,593	5,050,000
		(LIBOR + 7.25%, due 7/30/2015)

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2007
(Unaudited)
(Continued)

Portfolio Company	Energy Industry Segment	Investment (1) (2) (4)	Principal	Cost	Fair Value (3)

TARGETED INVESTMENTS - Continued

Non-affiliate Investments - (Less than 5% owned)- Continued

Formidable, LLC	Oil & Natural Gas	Senior Secured	$30,218,834	$29,840,685	$29,840,685
	Production and Development	Multiple-Advance Term Loan
		(LIBOR + 5.50% cash, +7.50% PIK due 12/31/2007)
		Warrants (5)		500,000	500,000

Nighthawk Transport I, LP	Energy Services	Second Lien	15,474,609	14,434,253	14,434,253
		Term Loan B
		(LIBOR + 8.00%, due 10/03/2010)
		LP Units (5)		224	150,000
		Warrants (5)		850,000	850,000

		Second Lien	1,187,698	1,158,349	1,158,349
		Delayed Draw Term Loan B
		(LIBOR + 8.00%, due 10/03/2010)

Resaca Exploitation, LP	Oil & Natural Gas	Senior Secured	26,993,572	26,471,808	26,471,808
	Production and Development	Multiple-Advance Tranche A Term Loan
		(LIBOR + 6.00%, due 5/01/2012)
		Overriding Royalty Interest (5)		30,000	125,000

		Senior Secured Tranche B Term Loan	6,000,000	5,979,752	5,979,752
		(LIBOR + 9.00%, due 11/30/2007)
		Overriding Royalty Interest (5)		30,000	125,000

		Senior Subordinated	4,000,000	4,000,000	4,000,000
		Secured Convertible Term Loan
		(6.00% cash, 8.00% PIK, due 5/01/2012)

Sonoran Energy, Inc.	Oil & Natural Gas	Senior Secured	6,943,853	6,856,475	6,856,475
	Production and Development	Multiple-Advance Term Loan
		(LIBOR + 6.00%, due 2/28/2008)
		Overriding Royalty Interest		95,801	100,000
		Warrants (5)		10,000	10,000

Tammany Oil & Gas, LLC	Oil & Natural Gas	Senior Secured	25,285,796	24,863,242	24,863,242
	Production and Development	Multiple-Advance Term Loan
		(LIBOR + 6.00%, due 3/21/2010)
		Overriding Royalty Interest (5)		200,000	300,000

Venoco, Inc.	Oil & Natural Gas	Senior Notes (6)	8,000,000	7,965,691	7,980,000
	Production and Development	(8.75%, due 12/15/2011)

Venoco, Inc.	Oil & Natural Gas	Senior Notes (6)	4,000,000	3,943,079	3,990,000
	Production and Development	(8.75%, due 12/15/2011)

Subtotal Non-affiliate Investments- (Less than 5% owned)				$242,118,732	$240,548,530

Subtotal Targeted Investments (65.07% of total investments)				$260,870,948	$267,482,387

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2007
(Unaudited)
(Continued)

Issuing Company	Energy Industry Segment	Investment (1) (2) (4)	Principal	Cost	Fair Value (3)

CORPORATE NOTES
Pioneer Natural Resources Co.	Oil and Natural Gas Production and Development	Senior Notes, 7.2%, due 2028	$10,000,000	$11,642,328	$8,936,500

Subtotal Corporate Notes ( 2.17% of total investments)				$11,642,328	$8,936,500

GOVERNMENT SECURITIES
U.S. Treasury Bills	Government	U.S. Treasury Bills, 3.890%, due 12/13/2007	$5,991,000	$5,944,836	$5,944,836
U.S. Treasury Bills	Government	U.S. Treasury Bills, 3.890%, due 12/13/2007	12,000,000	11,907,534	11,907,534
U.S. Treasury Bills	Government	U.S. Treasury Bills, 3.890%, due 12/13/2007	12,000,000	11,907,534	11,907,534
U.S. Treasury Bills	Government	U.S. Treasury Bills, 3.890%, due 12/13/2007	12,000,000	11,907,533	11,907,533
U.S. Treasury Bills	Government	U.S. Treasury Bills, 3.890%, due 12/13/2007	12,000,000	11,907,533	11,907,533
U.S. Treasury Bills	Government	U.S. Treasury Bills, 3.890%, due 12/13/2007	12,000,000	11,907,533	11,907,533
U.S. Treasury Bills	Government	U.S. Treasury Bills, 3.890%, due 12/13/2007	12,000,000	11,907,533	11,907,533
U.S. Treasury Bills	Government	U.S. Treasury Bills, 3.890%, due 12/13/2007	12,000,000	11,907,533	11,907,533
U.S. Treasury Bills	Government	U.S. Treasury Bills, 3.890%, due 12/13/2007	12,000,000	11,907,533	11,907,533
U.S. Treasury Bills	Government	U.S. Treasury Bills, 3.524%, due 12/13/2007	26,796,000	26,608,540	26,608,540

Subtotal Government Securities (31.04% of total investments)				$127,813,642	$127,813,642

CASH AND CASH EQUIVALENTS
Subtotal Cash and Cash Equivalents (1.72% of total investments)				$7,084,798	$7,084,798

TOTAL INVESTMENTS, CASH AND CASH EQUIVALENTS				$407,411,716	$411,317,327

LIABILITIES IN EXCESS OF OTHER ASSETS (7)					$(160,597,346)

NET ASSETS (7)					$250,719,981

NOTES TO CONSOLIDATED SCHEDULE OF INVESTMENTS

(1)	All investments are pledged as collateral for obligations under the Company's credit facilities.
(2)	Percentages represent interest rates in effect at September 30, 2007 and due dates represent the contractual maturity dates.
(3)	Fair value of targeted investments is determined by or under the direction of the Board of Directors.
(4)	All investments are in entities with primary operations in the United States of America.
(5)	Non-income producing securities.
(6)	Upon the March 30, 2006 closing of Venoco, Inc.'s TexCal acquisition, Venoco Inc.'s senior notes became collateralized by second priority liens.
(7)	As restated.

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

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED FINANCIAL HIGHLIGHTS
(Unaudited)

	For the Nine Months Ended
	September 30, 2007	September 30, 2006
	(As Restated)
Per Share Data

Net asset value, beginning of period	$13.96	$14.02

Net investment income	0.82	0.67
Net realized and unrealized gain (loss) on portfolio securities and corporate notes (3)	0.50	(0.11)

Net increase in stockholders' equity (net assets) resulting from operations	1.32	0.56

Dividends declared	(0.93)	(0.59)

Net asset value, end of period	$14.35	$13.99

Market value, beginning of period	$16.75	$13.13
Market value, end of period	$16.23	$14.59
Market value return (1)	2.38%	15.83%
Net asset value return (1)	8.61%	4.02%

Ratios and Supplemental Data
($ and shares in thousands)

Net assets, end of period	$250,720	$243,345
Average net assets	$246,989	$243,622
Common shares outstanding at end of period	17,470	17,400
Total operating expenses/average net assets (2)	7.09%	3.81%
Total operating expenses less management and incentive fees and interest expense/average net assets (2)	1.56%	1.41%
Total operating expenses less management and incentive fees/average net assets (2)	4.22%	1.96%
Net investment income/average net assets (2)	7.64%	6.38%
Net increase in net assets resulting from operations/average net assets (2)	12.35%	5.33%
Portfolio turnover rate	44.34%	5.13%

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

The effects of the restatement on the unaudited consolidated balance sheet at September 30, 2007 are summarized in the following table:

	As Previously
	Reported	Reclassifications	As Reclassified	Restatement	As Restated
Consolidated Balance Sheet:
As of September 30, 2007
Investments in portfolio securities at fair value	$267,482,387	$(267,482,387)	$-	$-	$-
Control investments - majority owned	-	26,933,857	26,933,857	-	26,933,857
Non-affiliate investments	-	240,548,530	240,548,530	-	240,548,530
Income taxes payable	-	-	-	221,776	221,776
Deferred tax liabilities- current	-	-	-	2,770,924	2,770,924
Total current liabilities	8,885,051	-	8,885,051	2,992,700	11,877,751
Total liabilities	159,885,051	-	159,885,051	2,992,700	162,877,751
Undistributed net investment income (loss)	(1,722,214)	-	(1,722,214)	(67,518)	(1,789,732)
Umdistributed net realized capital gain (loss)	6,069,885	-	6,069,885	(154,258)	5,915,627
Net unrealized appreciation (depreciation) of portfolio securities and corporate notes	3,905,611	-	3,905,611	(2,770,924)	1,134,687
Total stockholders’ equity (net assets)	253,712,681	-	253,712,681	(2,992,700)	250,719,981
Net asset value per share	14.52	-	14.52	(0.17)	14.35

The effects of the restatement on the unaudited consolidated statements of operations for the three and nine-month periods ended September 30, 2007 are summarized in the following table:

	As Previously
	Reported	Reclassifications	As Reclassified	Restatement	As Restated
Consolidated Statements of Operations:
For the Three Months Ended September 30, 2007
Investment income
Interest and dividend income:	$9,011,405	$(9,011,405)	$-	$-	$-
Control investments - majority owned	-	(1,108)	(1,108)	-	(1,108)
Non-affiliate investments	-	8,777,580	8,777,580	-	8,777,580
Royalty income, net of amortization:
Control investments - majority owned	-	13,049	13,049	-	13,049
Non-affiliate investments	-	221,884	221,884	-	221,884
Benefit (provision) for income taxes	-	-	-	(11,287)	(11,287)
Net investment income	5,258,507	-	5,258,507	(11,287)	5,247,220
Net realized capital gain (loss) on portfolio securities and corporate notes	(351,114)	351,114	-	-	-
Non-affiliate investments	-	(351,114)	(351,114)	-	(351,114)
Net increase (decrease) in unrealized appreciation (depreciation) on portfolio securities and corporate notes:	(712,268)	712,268	-	-	-
Control investments - majority owned	-	2,000,000	2,000,000	-	2,000,000
Non-affiliate investments	-	(2,712,268)	(2,712,268)	-	(2,712,268)
Benefit (provision) for taxes on unrealized gain (loss)	-	-	-	(680,000)	(680,000)
Net increase (decrease) in unrealized appreciation (depreciation) on portfolio securities and corporate notes	(712,268)	-	(712,268)	(680,000)	(1,392,268)
Net increase (decrease) in stockholders' equity (net assets) resulting from operations	4,195,125	-	4,195,125	(691,287)	3,503,838
Net increase (decrease) in stockholders' equity (net assets) resulting from operations per common share	0.24	-	0.24	(0.04)	0.20
For the Nine Months Ended September 30, 2007
Investment income
Interest and dividend income:	$27,034,232	$(27,034,232)	$-	$-	$-
Control investments - majority owned	-	2,245,677	2,245,677	-	2,245,677
Non-affiliate investments	-	24,042,038	24,042,038	-	24,042,038
Royalty income, net of amortization:
Control investments - majority owned	-	13,049	13,049	-	13,049
Non-affiliate investments	-	733,468	733,468	-	733,468
Benefit (provision) for income taxes	-	-	-	(67,518)	(67,518)
Net investment income	14,187,212	-	14,187,212	(67,518)	14,119,694
Net realized capital gain (loss) on portfolio securities and corporate notes	6,315,744	(6,315,744)	-	-	-
Non-affiliate investments	-	6,315,744	6,315,744	-	6,315,744
Benefit (provision) for taxes on capital gain (loss)	-	-	-	(154,258)	(154,258)
Total net realized capital gain (loss) on investments	6,315,744	-	6,315,744	(154,258)	6,161,486
Net increase (decrease) in unrealized appreciation (depreciation) on portfolio securities and corporate notes:	5,308,882	(5,308,882)	-	-	-
Control investments - majority owned	-	8,000,000	8,000,000	-	8,000,000
Non-affiliate investments	-	(2,691,118)	(2,691,118)	-	(2,691,118)
Benefit (provision) for taxes on unrealized gain (loss)	-	-	-	(2,770,924)	(2,770,924)
Net increase (decrease) in unrealized appreciation (depreciation) on portfolio securities and corporate notes	5,308,882	-	5,308,882	(2,770,924)	2,537,958
Net increase (decrease) in stockholders' equity (net assets) resulting from operations	25,811,838	-	25,811,838	(2,992,700)	22,819,138
Net increase (decrease) in stockholders' equity (net assets) resulting from operations per common share	1.49	-	1.49	(0.17)	1.32

The effects of the restatement on the unaudited consolidated statement of cash flows for the nine-month period ended September 30, 2007 are summarized in the following table:

	As Previously
	Reported	Reclassifications	As Reclassified	Restatement	As Restated
Consolidated Statement of Cash Flows:
For the Nine Months Ended September 30, 2007
Cash flows from operating activities
Net increase (decrease) in stockholders' equity (net assets) resulting from operations	$25,811,838	$-	$25,811,838	$(2,992,700)	$22,819,138
Effects of changes in operating assets and liabilities
Income taxes payable	-	-	-	221,776	221,776
Current portion of deferred income taxes	-	-	-	2,770,924	2,770,924

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

Dividend Reinvestment Plan Participation
		Percentage of			Common Stock Dividends
	Participating	Outstanding	Total		Purchased in	Newly Issued Shares
Dividend	Shares	Shares	Distribution	Cash Dividends	Open Market	Amount	Shares
March 2005	-	0.0%	$2,088,012	$2,088,012	$-	$-	-
June 2005	1,215,870	7.0%	$2,175,013	$2,023,029	$151,984	$-	-
September 2005	1,488,904	8.6%	$2,436,014	$2,227,567	$208,447	$-	-
December 2005	1,660,140	9.5%	$4,785,028	$4,328,488	$456,540	$-	-
March 2006	1,618,940	9.3%	$2,784,016	$2,524,986	$259,030	$-	-
June 2006	1,410,227	8.1%	$3,132,018	$2,878,177	$253,841	$-	-
September 2006	1,270,634	7.3%	$4,350,025	$4,032,366	$317,659	$-	-
December 2006	1,111,045	6.4%	$5,742,033	$5,375,388	$-	$366,645	22,168
March 2007	1,355,671	7.8%	$4,616,901	$4,257,648	$-	$359,253	22,692
June 2007	1,363,066	7.8%	$5,407,938	$4,985,387	$-	$422,550	24,694
September 2007	1,438,143	8.2%	$6,114,379	$5,611,029	$-	$503,350	30,678	(1)

 (1)  Shares were issued on October 12, 2007 for the September 2007 dividend.  See above and Note 5 for further detail.

Income Taxes

The Company adopted the Financial Accounting Standards Board’s Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), effective January 1, 2007.   FIN 48 establishes a single model to address accounting for uncertain tax positions.  FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  FIN 48 also provides guidance on derecognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition.  The adoption of FIN 48 did not have a material effect on the Company’s consolidated financial position or results of operations.  See Note 7 for additional information.

In conjunction with the adoption of FIN 48, the Company implemented its policy to record estimated interest and penalties related to the underpayment of income tax as a component of Other general and administrative expenses in the Consolidated Statement of Operations.   However, there were no amounts for tax-related interest or penalties incurred for the quarter ended September 30, 2007.

Note 4: Credit Facility

On August 31, 2007, the Company entered into a First Amendment to Treasury Secured Revolving Credit Agreement, effective as of August 31, 2006, which amended certain provisions of the Company’s Treasury Secured Revolving Credit Agreement, dated as of August 31, 2006 and entered into a First Amendment to Amended and Restated Revolving Credit Agreement, effective as of August 31, 2006, which amended certain provisions of the Company’s Amended and Restated Revolving Credit Agreement, dated as of August 31, 2006.  These amendments clarified certain (i) covenants relating to the maximum permitted amount of the Company’s unfunded commitments to provide loans, advances or guarantees with respect to certain of its investments, (ii) covenants relating to the Company’s use of proceeds under the Amended and Restated Revolving Credit Agreement and (iii) defined terms.  The Treasury Credit Agreement was also amended on October 18, 2007.  See Note 10 for additional information.

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

Under the Treasury Credit Agreement, the lenders have agreed to extend revolving credit loans to the Company in an amount not to exceed $100 million.  See Note 10 for additional information.  Proceeds from the Treasury Credit Agreement have been used to facilitate the growth of the Company’s investment portfolio and provide flexibility in the sizing of its portfolio investments.  The Treasury Credit Agreement has a three-year term and bears interest, at the Company’s option, at either (i) LIBOR plus 25 basis points or (ii) the base rate.  As of September 30, 2007, the interest rate was 6.0025% (LIBOR rate of 5.7525% plus 25 basis points) on the Company’s $100 million outstanding balance under the Treasury Credit Agreement.  Prepayments of loans under the Treasury Credit Agreement made during the first year are subject to a premium equal to 1% of the amount so prepaid.

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

Note 6: Investment Management

The Company has entered into an investment advisory agreement with the Manager under which the Manager, subject to the overall supervision of the Company’s Board of Directors, manages the day-to-day operations of, and provides investment advisory services to, the Company.  The investment advisory agreement was originally approved by the Company’s Board of Directors on November 9, 2004, and on October 25, 2006, the Company’s Board of Directors, including all of the independent directors, approved an extension of the investment advisory agreement through November 9, 2007.   The investment advisory agreement provides that unless terminated earlier as described below, the agreement shall remain in effect from year-to-year provided such continuance is approved at least annually by the Board of Directors or by the affirmative vote of the holders of a majority of the Company’s outstanding voting securities, including, in either case, approval by a majority of the Company’s directors who are not interested persons.  See Note 10 for additional information.

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

Under the investment advisory agreement, the base management fee is calculated quarterly as 0.45% of the average of total assets of the Company as of the end of the two previous quarters.  The base management fee is payable quarterly in arrears.  Of the $2,061,266 management and incentive fees payable as of September 30, 2007, $1,626,857 was payable to the Manager for the base management fee for the third quarter of 2007.  See Note 10 for additional information.

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

 The administration agreement was originally approved by the Company’s Board of Directors on November 9, 2004. The administration agreement provides that unless terminated earlier as described below, the agreement will continue in effect from year-to-year provided such continuance is approved at least annually by (i) the Company’s Board of Directors and (ii) a majority of the Company’s directors who are not parties to the administration agreement or “interested persons” of any such party. On October 25, 2006, the Board of Directors, including all of the independent directors, approved an extension of the administration agreement through November 9, 2007.   See Note 10 for additional information.

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

The following Company consolidated subsidiaries are subject to federal income taxes for the period ended September 30, 2007: NGPC Asset Holdings, LP, NGPC Asset Holdings II, LP, NGPC Asset Holdings III, LP and NGPC Asset Holdings IV, LP.  The difference between the effective income tax rate of 11.59% and the statutory federal tax rate of 34% for the nine months ended September 30, 2007 is primarily attributable to RIC investment company taxable income that generally will not be subject to federal income tax.  The difference between the effective income tax rate of 16.48% and the statutory federal tax rate of 34% for the three months ended September 30, 2007 is attributable to RIC investment company taxable income that generally will not be subject to federal income tax.

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

As discussed in the Explanatory Note to this Amended Filing, the Company is amending and restating its Original Filing of its Quarterly Report on Form 10−Q for the quarter ended September 30, 2007.  For a discussion of the significant restatement adjustments and the background leading to the adjustments, see Note 2, Restatement of Consolidated Financial Statements, in Notes to Consolidated Financial Statements.  All amounts in this Amended Filing affected by the restatement adjustments reflect such amounts as restated.

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

Portfolio and Investment Activity

During the three months ended September 30, 2007, we added one company to our portfolio.  On August 1, 2007, the Company purchased $5 million of the $85 million Second Lien Term Loan (the “Second Lien TL”) for Excel Mining Systems LLC (“Excel”), a private company headquartered in Bowerston, Ohio.  The Second Lien TL earns interest at LIBOR plus 725 basis points and is secured by second liens on substantially all of Excel’s assets.    Proceeds from the Second Lien TL will be used primarily to refinance existing indebtedness and pay a dividend.  See Note 10 for additional information.

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

Net Investment Income Before Income Taxes

For the third quarter of 2007, net investment income before income taxes was $5.3 million compared to $4.7 million for the third quarter of 2006, primarily due to increased interest income on the higher portfolio balances partially offset by higher management and incentive fees, general and administrative expenses and interest and credit facility fees.   Net investment income before income taxes for the nine months ended September 30, 2007 was $14.2 million compared to $11.6 million for nine months ended September 30, 2006 primarily due to increased interest income on the higher portfolio balances partially offset by higher management and incentive fees, general and administrative expenses and interest and credit facility fees.

Unrealized Appreciation or Depreciation on Investments

For the quarter ended September 30, 2007, as restated, net unrealized depreciation before income taxes of $0.7 million was $0.7 million, compared to $0.8 million net unrealized appreciation for the third quarter of 2006.  The $1.5 million decrease is attributable to a $0.7 million net decrease in the fair values of our targeted investments and a $0.8 million decrease in market prices of our corporate notes.  For the nine months ended September 30, 2007, as restated, net unrealized appreciation before income taxes of $2.8 million was $5.3 million, compared to $1.7 million net unrealized depreciation for the same period of 2006.  The $7.0 million increase is attributable to a $6.0 million increase in the fair values of our targeted investments and a $1.0 million increase in market prices of our corporate notes.

Net Realized Gains

  For the quarter ended September 30, 2007, as restated, we realized a capital loss of $0.4 million from the sale of $6 million in corporate notes.  For the nine months ended September 30, 2007, as restated, we realized a net capital gain before taxes of $0.2 million of $6.3 million from the sale of client warrants, overriding royalty interests and corporate notes.  For the quarter and nine months ended September 30, 2006, we realized a capital loss of $174,401 on the sale of $2 million in corporate notes.

Net Increase in Stockholders’ Equity from Operations

For the quarter ended September 30, 2007, as restated, we had a net increase in stockholders’ equity (net assets) resulting from operations of $3.5 million, or $0.20 per share, compared to $5.3 million, or $0.31 per share for the quarter ended September 30, 2006.  For the nine months ended September 30, 2007, as restated, the net increase in stockholders’ equity (net assets) resulting from operations was $22.8 million, or $1.32 per share, compared to $9.7 million, or $0.56 per share for the nine months ended September 30, 2006.  The $13.1 million, or $0.76 per share net increase in stockholders’ equity (net assets) resulting from operations is attributable to overall increased investment income and $6.3 million in net realized capital gains during the nine months ended September 30, 2007.

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

On August 31, 2006, we simultaneously repaid our original credit facility and entered into two new syndicated credit facilities totaling $180 million, with SunTrust Bank as the administrative agent, each with a three year term. The first facility, the Senior Secured Revolving Credit Facility (the “Investment Facility”) has an initial availability of $80 million with the ability to increase availability to $175 million over time.  Proceeds from the Investment Facility will be used to supplement the Company’s equity capital in making portfolio investments.  Interest on the Investment Facility will be charged at either (i) LIBOR plus 125 to 225 basis points, based on the Company’s outstanding borrowings, or (ii) the higher of the lender prime rate plus 0 to 75 basis points or the federal funds rate plus 50 basis points. The second facility, the Senior Treasury Secured Revolving Credit Facility (as amended, restated, supplemented or otherwise modified from time to time, the “Treasury Facility”) permits the Company to borrow up to $100 million.  See Note 10 for additional information.  Proceeds from the Treasury Facility have been used to facilitate the growth of the Company’s investment portfolio and provide flexibility in the sizing of its portfolio investments.  Interest on the Treasury Facility will be charged at either (i) LIBOR plus 25 basis points, or (ii) the higher of the lender prime rate or the federal funds rate plus 50 basis points.  The credit facilities are collateralized by substantially all of our assets.  As of September 30, 2007, the Company had $100 million outstanding under the Treasury Facility and $51 million outstanding under the Investment Facility.

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

In connection with the preparation of this Quarterly Report on Form 10-Q/A, as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q/A (September 30, 2007), the Company performed an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act.

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

Discussion of Material Weakness

Management’s assessment identified a material weakness in the Company’s internal control over financial reporting.  As of September 30, 2007, the Company did not maintain effective controls over the determination and reporting of the provision for income taxes. This material weakness was initially disclosed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2008. As of December 31, 2009, our management concluded that we had not yet remediated this previously disclosed material weakness in our internal control over financial reporting. Specifically, management did not perform a sufficiently precise review of the 2007, 2008 and 2009 financial statements to ensure the completeness and accuracy of the Company’s calculation of its income tax provision and deferred income tax assets and liabilities. This deficiency resulted in the restatement of the Company’s consolidated financial statements for the years ended December 31, 2007 and 2008 (and the unaudited selected quarterly data for each of the quarters in 2007 and 2008 and the first three quarters in 2009), and results in a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 6. Exhibits .
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
First Amendment to Amended and Restated Revolving Credit Agreement effective as of August 31, 2006, by and between NGP Capital Resources Company, the lenders from time to time party thereto and SunTrust Bank (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007, and incorporated herein by reference)

10.8	-
Treasury Secured Revolving Credit Agreement dated as of August 31, 2006, by and between NGP Capital Resources Company, the lenders from time to time party thereto and SunTrust Bank (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, and incorporated herein by reference)

10.9	-
First Amendment to Treasury Secured Revolving Credit Agreement effective as of August 31, 2006, by and between NGP Capital Resources Company, the lenders from time to time party thereto and SunTrust Bank (filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007, and incorporated herein by reference)

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
First Amendment to Amended and Restated Revolving Credit Agreement effective as of August 31, 2006, by and between NGP Capital Resources Company, the lenders from time to time party thereto and SunTrust Bank (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007, and incorporated herein by reference)

10.8	-
Treasury Secured Revolving Credit Agreement dated as of August 31, 2006, by and between NGP Capital Resources Company, the lenders from time to time party thereto and SunTrust Bank (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, and incorporated herein by reference)

10.9	-
First Amendment to Treasury Secured Revolving Credit Agreement effective as of August 31, 2006, by and between NGP Capital Resources Company, the lenders from time to time party thereto and SunTrust Bank (filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007, and incorporated herein by reference)

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

* Filed herewith.