Form 10-Q/A
period 2008-06-30
NGP Capital Resources Co
filed 2010-06-25
CIK 1297704

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

i

Explanatory Note

We are filing this Amended Quarterly Report on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, which we refer to as the Amended Filing, to restate our unaudited consolidated financial statements and related disclosures for the quarter ended June 30, 2008, as discussed in Note 2 to the accompanying restated unaudited consolidated financial statements.  Our original Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, which we refer to as the Original Filing, was filed with the Securities and Exchange Commission on August 6, 2008.

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

The remaining items contained in this Amended Filing consist of all other items originally contained in the Original Filing and are included for the convenience of the reader.  The sections of the Original Filing which were not amended are unchanged and continue in full force and effect as originally filed.  This Amended Filing speaks as of August 6, 2008, the date we filed the Original Filing, and has not been updated to reflect events occurring subsequent to the date of the original filing other than those associated with the evaluation of and resulting restatement of the Company’s consolidated financial statements.

iii

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2008	December 31, 2007
	(As Restated)	(As Restated)

Assets
Investments in portfolio securities at fair value Control investments - majority owned (cost: $25,652,798 and $21,488,105, respectively)	$33,834,830	$29,669,857
Affiliate investments (cost: $15,085,253 and $0, respectively)	15,085,253	-
Non-affiliate investments (cost: $290,863,420 and $256,459,349, respectively)	289,154,400	254,558,716
Investments in corporate notes at fair value (cost: $11,609,569 and $11,631,599, respectively)	8,821,600	8,955,500
Investments in commodity derivatives at fair value (cost: $1,546,700 and $0, respectively)	1,331,854	-
Investments in U.S. Treasury Bills, at amortized cost which approximates fair value	177,958,876	163,925,625

Total investments	526,186,813	457,109,698

Cash and cash equivalents	11,108,533	18,437,115
Accounts receivable and other current assets	54,058	61,319
Interest receivable	1,383,271	647,839
Prepaid assets	1,070,521	2,020,655

Total current assets	13,616,383	21,166,928

Total assets	$539,803,196	$478,276,626

Liabilities and stockholders' equity (net assets)
Current liabilities
Accounts payable	$595,572	$928,761
Management and incentive fees payable	1,838,009	2,032,107
Dividends payable	8,651,281	9,012,671
Deferred tax liabilities	2,770,924	2,770,924

Total current liabilities	13,855,786	14,744,463

Deferred tax liabilities	61,407	116,221

Long-term debt	224,250,000	216,000,000

Total liabilities	238,167,193	230,860,684

Commitments and contingencies (Note 9)

Stockholders’ equity (net assets)
Common stock, $.001 par value, 250,000,000 shares authorized; 21,628,202 and 17,500,332 shares issued and outstanding, respectively	21,628	17,500
Paid-in capital in excess of par	307,731,522	245,684,499
Undistributed net investment income (loss)	(7,675,553)	20,714
Undistributed net realized capital gain (loss)	859,133	859,133
Net unrealized appreciation (depreciation) of portfolio securities, corporate notes and commodity derivative instruments	699,273	834,096

Total stockholders’ equity (net assets)	301,636,003	247,415,942

Total liabilities and stockholders' equity (net assets)	$539,803,196	$478,276,626

Net asset value per share	$13.95	$14.14

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Investment income
Interest and dividend income:
Control investments - majority owned	134,601	1,239,507	255,515	2,246,785
Affiliate investments	522,622	-	717,401	-
Non-affiliate investments	6,920,901	8,051,232	15,557,325	15,264,458
Royalty income, net of amortization:
Control investments - majority owned	20,692	-	48,707	-
Non-affiliate investments	553,897	310,833	1,071,731	511,584
Other income	44,520	142,237	84,890	197,745

Total investment income	8,197,233	9,743,809	17,735,569	18,220,572

Operating expenses
Management fees	1,838,009	1,585,494	3,638,215	3,150,003
Incentive fees	-	1,054,358	-	1,054,358
Professional fees	224,390	174,987	433,369	328,583
Insurance expense	198,812	132,423	397,629	264,846
Interest expense and fees	1,440,572	1,619,226	3,881,648	3,176,422
State franchise taxes	23,196	34,612	32,712	34,593
Other general and administrative expenses	713,063	631,491	1,451,663	1,283,063

Total operating expenses	4,438,042	5,232,591	9,835,236	9,291,868

Net investment income before income taxes	3,759,191	4,511,218	7,900,333	8,928,704

Benefit (provision) for income taxes	32,611	(44,760)	54,813	(56,231)

Net investment income	3,791,802	4,466,458	7,955,146	8,872,473

Net realized capital gain (loss) on portfolio securities, corporate notes and commodity derivative instruments
Non-affiliate investments	-	6,666,858	-	6,666,858
Benefit (provision) for taxes on capital gain (loss)	-	(154,258)	-	(154,258)

Total net realized gain on investments	-	6,512,600	-	6,512,600

Net unrealized gain (loss) on investment
Net increase (decrease) in unrealized appreciation (depreciation) on portfolio securities, corporate notes and commodity derivative instruments:
Control investments - majority owned	217	4,000,000	280	6,000,000
Non-affiliate investments	1,611,122	(1,708,835)	(135,103)	21,150
Benefit (provision) for taxes on unrealized gain (loss)	-	(1,377,000)	-	(2,090,924)

Total net unrealized gain (loss) on investments	1,611,339	914,165	(134,823)	3,930,226

Net increase (decrease) in stockholders' equity (net assets) resulting from operations	$5,403,141	$11,893,223	$7,820,323	$19,315,299

Net increase (decrease) in stockholders' equity (net assets) resulting from operations per common share	$0.28	$0.70	$0.39	$1.12

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (NET ASSETS)

						Net Unrealized
						Appreciation (Depreciation)	Total
			Paid-in Capital	Undistributed	Undistributed	of Portfolio Securities,	Stockholders'
	Common Stock		in Excess	Net Investment	Net Realized	Corporate Notes and Commodity	Equity
	Shares	Amount	of Par	Income (Loss)	Capital Gain (Loss)	Derivative Instruments	(Net Assets)
Balance at December 31, 2007 (as restated)	17,500,332	$17,500	$245,684,499	$20,714	$859,133	$834,096	$247,415,942
Net increase (decrease) in stockholders' equity (net assets) resulting from operations	-	-	-	7,955,146	-	(134,823)	7,820,323
Issuance of common stock from public offering (net of underwriting costs)	4,086,388	4,086	62,109,012	-	-	-	62,113,098
Offering costs	-	-	(739,265)	-	-	-	(739,265)
Dividends declared	-	-	-	(15,651,413)	-	-	(15,651,413)
Issuance of common stock under dividend reinvestment plan	41,482	42	677,276	-	-	-	677,318
Balance at June 30, 2008 (unaudited and as restated)	21,628,202	$21,628	$307,731,522	$(7,675,553)	$859,133	$699,273	$301,636,003

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30, 2008	June 30, 2007
	(As restated)	(As restated)
Cash flows from operating activities
Net increase in stockholders' equity (net assets) resulting from operations	$7,820,323	$19,315,299
Adjustments to reconcile net increase in stockholders' equity (net assets) resulting from operations to net cash provided by (used in) operating activities
Payment-in-kind interest	(1,728,817)	(1,935,532)
Payment-in-kind dividend	-	(93,710)
Net amortization of premiums, discounts and fees	(589,096)	(1,498,175)
Change in unrealized (appreciation) depreciation on portfolio securities, corporate notes and commodity derivative instruments	134,823	(6,021,150)
Effects of changes in operating assets and liabilities
Accounts receivable and other current assets	7,261	452,184
Interest receivable	(735,432)	607,169
Prepaid assets	950,134	477,171
Accounts payable	(527,287)	1,024,280
Income taxes payable	-	210,489
Current portion of deferred income taxes	-	2,090,924
Non-current portion of deferred income taxes	(54,814)	-
Purchase of investments in portfolio securities, corporate notes and commodity derivative instruments	(81,412,478)	(152,705,108)
Redemption of investments in portfolio securities, corporate notes and commodity derivative instruments	28,551,706	108,579,495
Net sale (purchase) of investments in U.S. Treasury Bills	(14,033,251)	41,167,748

Net cash provided by (used in) operating activities	(61,616,928)	11,671,084

Cash flows from financing activities
Net proceeds from the issuance of common stock	62,790,415	-
Borrowings under revolving credit facility	108,000,000	-
Repayments on revolving credit facility	(99,750,000)	-
Offering costs from the issuance of common stock	(739,265)	-
Dividends paid	(16,012,804)	(4,257,648)

Net cash provided by (used in) financing activities	54,288,346	(4,257,648)

Net increase (decrease) in cash and cash equivalents	(7,328,582)	7,413,436
Cash and cash equivalents, beginning of period	18,437,115	12,334,329

Cash and cash equivalents, end of period	$11,108,533	$19,747,765

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2008
(Unaudited)

Portfolio Company	Energy Industry Segment	Investment (1) (2) (4)	Principal	Cost	Fair Value (3)

TARGETED INVESTMENTS (9)

Control Investments- Majority Owned (50% to 100% owned)

Rubicon Energy Partners, LLC	Oil & Natural Gas	Senior Subordinated Secured	$5,000,000	$5,000,000	$5,000,000
	Production and Development	Multiple-Advance Term Loan
		(LIBOR + 8.00%, due 5/01/2010)
		LLC Units (4,000 units) (5)		4,000,000	12,000,000

TierraMar Energy LP	Oil & Natural Gas	Overriding Royalty Interest		17,968	200,000
	Production and Development	Class A Preferred LP Units (5)		16,634,830	16,634,830

Total Control Investments- Majority Owned (50% to 100% owned)				$25,652,798	$33,834,830

Affiliate Investments- (5% to 25% owned)

Bionol Clearfield, LLC	Alternative Fuels and	Senior Secured Tranche C	$5,000,000	$5,000,000	$5,000,000
	Specialty Chemicals	Construction Loan
		(LIBOR + 7.00%, due 09/06/2016)

BioEnergy Holding, LLC	Alternative Fuels and	Senior Secured Notes	10,000,000	9,112,721	9,112,721
	Specialty Chemicals	(15.00%, due 03/06/2015)
		BioEnergy International Warrants (5) (18)		595,845	595,845
		BioEnergy Holding Units (5)		376,687	376,687
Total Affiliate Investments- (5% to 25% owned)				$15,085,253	$15,085,253

Non-Affiliate Investments- (less than 5% owned)
Alden Resources, LLC	Coal Production	Senior Secured	$36,285,168	$33,553,912	$33,553,912
		Multiple-Advance Term Loan
		(LIBOR + 8.00% cash, due 1/05/2013)
		Royalty Interest		2,598,578	2,660,000
		Warrants (5) (15)		100,000	100,000

Anadarko Petroleum Corporation	Oil & Natural Gas	Multiple-Advance Net Profits Interest	55,082,664	55,177,417	55,177,417
2007-III Drilling Fund	Production and Development	(Due 4/23/2032)

ATP Oil & Gas Corporation	Oil & Natural Gas	Limited Term Royalty Interest		32,800,000	32,800,000
	Production and Development

BSR Loco Bayou, LLC (10)	Oil & Natural Gas	Senior Secured	3,055,455	2,584,326	1,722,239
	Production and Development	Multiple-Advance Term Loan
		(LIBOR + 5.50% cash, +7.50% PIK - until 8/15/08,
		cash only thereafter, due 8/15/2009) (7)
		Overriding Royalty Interest		19,638	20,000
		Warrants (5) (12)		10,000	-

Chroma Exploration &	Oil & Natural Gas	9,428 Shares Series A Participating		2,221,710	-
Production, Inc.	Production and Development	Convertible Preferred Stock (7)
		8,610 Shares Series AA Participating		2,089,870	1,567,402
		Convertible Preferred Stock (7)
		8.11 Shares Common Stock (5)		-	-
		Warrants (5) (11)		-	-

Crossroads Energy, LP	Oil & Natural Gas	Senior Secured	4,508,755	4,434,261	4,434,261
	Production and Development	Multiple-Advance Term Loan
		(The greater of 10.0% or LIBOR + 5.50%,
		due 6/29/2009)
		Overriding Royalty Interest		6,653	250,000

DeanLake Operator, LLC (10)	Oil & Natural Gas	Senior Secured	13,418,453	13,217,846	13,217,846
	Production and Development	Multiple-Advance Term Loan
		(LIBOR + 7.00%, due 6/25/2010)
		Overriding Royalty Interest		19,279	20,000
		Warrants (5) (17)		10,000	10,000

Formidable, LLC	Oil & Natural Gas	Senior Secured	37,000,000	37,000,000	37,000,000
	Production and Development	Multiple-Advance Term Loan
		(LIBOR + 5.50% cash, due 5/31/2008) (7)
		Warrants (5) (16)		500,000	500,000

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2008
(Unaudited)
(Continued)

Portfolio Company	Energy Industry Segment	Investment (1) (2) (4)	Principal	Cost	Fair Value (3)

TARGETED INVESTMENTS (9) – Continued

Non-Affiliate Investments- (less than 5% owned)- Continued

Greenleaf Investments, LLC	Oil & Natural Gas	Senior Secured	$10,999,670	$10,666,186	$10,666,186
	Production and Development	Multiple-Advance Term Loan
		(The greater of 10.5% or LIBOR + 6.00%,
		due 04/30/2011)
		Overriding Royalty Interest		98,551	100,000

Nighthawk Transport I, LP	Energy Services	Second Lien	14,328,347	13,501,342	13,501,342
		Term Loan B
		(The greater of 15.0% or LIBOR + 10.50%,
		due 10/03/2010)
		LP Units (5)		224	150,000
		Warrants (5) (14)		850,000	850,000

		Second Lien	1,595,043	1,572,047	1,572,047
		Delayed Draw Term Loan B
		(The greater of 15.0% or LIBOR + 10.50%,
		due 10/03/2010)

Resaca Exploitation, LP	Oil & Natural Gas	Senior Secured	26,993,572	26,538,095	26,538,095
	Production and Development	Multiple-Advance Tranche A Term Loan
		(LIBOR + 6.00%, due 5/01/2012)
		Overriding Royalty Interest		28,616	750,000

		Senior Secured Tranche B Term Loan	6,000,000	6,000,000	6,000,000
		(LIBOR + 9.00%, due 8/31/2008)
		Overriding Royalty Interest		28,616	750,000

		Senior Subordinated	4,000,000	4,000,000	4,000,000
		Secured Convertible Term Loan
		(6.00% cash, 8.00% PIK, due 5/01/2012)

Sonoran Energy, Inc.	Oil & Natural Gas	Warrants (5) (13)		10,000	10,000
	Production and Development

Tammany Oil & Gas, LLC	Oil & Natural Gas	Senior Secured	29,447,804	29,103,653	29,103,653
	Production and Development	Multiple-Advance Term Loan
		(The greater of 11.0% or LIBOR + 6.00%,
		due 3/21/2010)
		Overriding Royalty Interest (5)		200,000	400,000

Venoco, Inc.	Oil & Natural Gas	Senior Notes (6)
	Production and Development	(8.75%, due 12/15/2011)	12,000,000	11,922,600	11,730,000
Total Non-Affiliate Investments- (less than 5% owned)				$290,863,420	$289,154,400

Subtotal Targeted Investments (62.95% of total investments)				$331,601,471	$338,074,483

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2008
(Unaudited)
(Continued)

Issuing Company	Energy Industry Segment	Investment (1) (2) (4)	Principal	Cost	Fair Value (3)

CORPORATE NOTES (9)

Pioneer Natural Resources Co.	Oil & Natural Gas	Senior Notes, 7.2%, due 2028	$10,000,000	$11,609,569	$8,821,600
	Production and Development

Subtotal Corporate Notes ( 1.64% of total investments)				$11,609,569	$8,821,600

COMMODITY DERIVATIVE INSTRUMENTS (9)
Put Options (19)		Put Options with BP Corp. NA to sell up to 615,000 MMBtu of		$359,775	$228,195
		natural gas at a strike price of $10.00 per Mmbtu. 12 monthly
		contracts beginning on July 1, 2008 and expiring on June 30, 2009.

		Put Options with BP Corp. NA to sell up to 237,750 Bbls of		1,046,100	975,200
		crude oil at a strike price of $101.00 per Bbl. 15 monthly contracts
		beginning on July 1, 2008 and expiring on September 30, 2009.

		Put Options with BP Corp. NA to sell up to 32,750 Bbls of		140,825	128,459
		crude oil at a strike price of $85.00 per Bbl. 4 monthly contracts
		beginning on October 1, 2009 and expiring on January 31, 2010.
Subtotal Commodity Derivatives ( 0.24% of total investments)				$1,546,700	$1,331,854

GOVERNMENT SECURITIES (8)
U.S. Treasury Bills		U.S. Treasury Bills, 1.3059%, due 07/10/2008	$8,000,000	$7,997,440	$7,997,440
U.S. Treasury Bills		U.S. Treasury Bills, 1.3059%, due 07/10/2008	12,000,000	11,996,160	11,996,160
U.S. Treasury Bills		U.S. Treasury Bills, 1.3059%, due 07/10/2008	12,000,000	11,996,160	11,996,160
U.S. Treasury Bills		U.S. Treasury Bills, 1.3059%, due 07/10/2008	12,000,000	11,996,161	11,996,161
U.S. Treasury Bills		U.S. Treasury Bills, 1.3059%, due 07/10/2008	12,000,000	11,996,160	11,996,160
U.S. Treasury Bills		U.S. Treasury Bills, 1.3059%, due 07/10/2008	12,000,000	11,996,160	11,996,160
U.S. Treasury Bills		U.S. Treasury Bills, 1.3059%, due 07/10/2008	12,000,000	11,996,161	11,996,161
U.S. Treasury Bills		U.S. Treasury Bills, 1.3059%, due 07/10/2008	12,000,000	11,996,160	11,996,160
U.S. Treasury Bills		U.S. Treasury Bills, 1.3059%, due 07/10/2008	12,000,000	11,996,160	11,996,160
U.S. Treasury Bills		U.S. Treasury Bills, 1.3059%, due 07/10/2008	12,000,000	11,996,161	11,996,161
U.S. Treasury Bills		U.S. Treasury Bills, 1.3059%, due 07/10/2008	12,000,000	11,996,160	11,996,160
U.S. Treasury Bills		U.S. Treasury Bills, 0.0610%, due 07/03/2008	50,000,000	49,999,833	49,999,833

Subtotal Government Securities (33.1% of total investments)				$177,958,876	$177,958,876

CASH AND CASH EQUIVALENTS
Subtotal Cash and Cash Equivalents (2.07% of total investments)				$11,108,533	$11,108,533

TOTAL INVESTMENTS, CASH AND CASH EQUIVALENTS				$533,825,149	$537,295,346

LIABILITIES IN EXCESS OF OTHER ASSETS (20)					$(235,659,343)

NET ASSETS (20)					$301,636,003

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2008
(Unaudited)
(Continued)

NOTES TO CONSOLDIATED SCHEDULE OF INVESTMENTS

(1)	All investments are pledged as collateral for obligations uder the Company's credit facilities.

(2)	Percentages represent interest rates in effect at June 30, 2008, and due dates represent the contractual maturity dates.

(3)	Fair value of targeted investments is determined by or under the direction of the Board of Directors.

(4)	All investments are in entities with primary operations in the United States of America.

(5)	Non-income producing securities.

(6)	Upon the March 30, 2006 closing of Venoco, Inc.'s TexCal acquisition, Venoco Inc.'s senior notes became collateralized by second priority liens.

(7)	Non-accrual status.

(8)	Level 1 security per SFAS No. 157 hierachy.

(9)	Level 3 security per SFAS No. 157 hierachy.

(10)	Portfolio company was issued a written notice of default.

(11)	Chroma warrants are non-income producing, expire on April 5, 2012 and provide the Company the right to purchase 2,462 shares of common stock at a purchase price of $325.00 per share.

(12)	BSR Loco Bayou warrants are non-income producing, expire on August 15, 2013 and provide the Company the right to purchase 10,000 investor units at the exercise price of $160.00 per investor unit.

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

(18)
BioEnergy International, LLC. warrants are non-income producing, expire on August 15, 2010 and provide the Company the right to purchase 648,000 units, representing membership interests of BioEnergy International, LLC, at the purchase price of $10.00 per unit.

(19)	Put Options are related to the limited term royalty interest purchased from ATP Oil & Gas Corporation.

(20)	As restated.

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED FINANCIAL HIGHLIGHTS
(Unaudited)

	For the Six Months Ended
	June 30, 2008	June 30, 2007
	(As Restated)	(As Restated)
Per Share Data (1)

Net asset value, beginning of period	$14.14	$13.96

Increase in net assets as a result of secondary
public stock offering	0.40	-
Underwriting discounts and commissions related
to secondary public stock offering	(0.15)	-
Other costs related to secondary public stock offering	(0.03)	-
Net increase in net assets from secondary public offering	0.22	-

Net asset value after public stock offering	14.36	13.96

Net investment income	0.37	0.51
Net realized and unrealized gain (loss) on portfolio securities,
corporate notes and commodity derivative instruments (4)	0.02	0.61

Net increase (decrease) in stockholders' equity (net assets)
resulting from operations	0.39	1.12

Dividends declared	(0.80)	(0.58)

Net asset value, end of period	$13.95	$14.50

Market value, beginning of period	$15.63	$16.75
Market value, end of period	$15.41	$16.72
Market value return (2)	3.64%	3.28%
Net asset value return (2)	3.70%	7.46%

Ratios and Supplemental Data
($ and shares in thousands)

Net assets, end of period	$301,636	$252,908
Average net assets	$274,526	$248,083
Common shares outstanding at end of period	21,628	17,445
Total operating expenses/average net assets (3)	7.20%	7.55%
Total operating expenses less management and
incentive fees and interest expense/average net assets (3)	1.70%	1.55%
Total operating expenses less management
and incentive fees/average net assets (3)	4.54%	4.14%
Net investment income/average net assets (3)	5.83%	7.21%
Net increase (decrease) in net assets resulting from
operations/average net assets (3)	5.73%	15.70%
Portfolio turnover rate	10.40%	43.77%

(1) Per Share Data is based on common shares outstanding at end of period.
(2) Return calculations assume reinvestment of dividends and are not annualized.
(3) Annualized.
(4) Calculated as a balancing amount necessary to reconcile the change in net assets value per share with the other per share information presented.  This amount may not agree with the aggregate gains and losses for the period because the difference in the net asset value at the beginning and end of year may not equal the per share changes of the line items disclosed.

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

The effects of the restatement on the unaudited consolidated balance sheet at June 30, 2008 and consolidated balance sheet  at December 31, 2007 are summarized in the following table:

	As Previously
	Reported	Reclassifications	As Reclassified	Restatement	As Restated
Consolidated Balance Sheets:
As of June 30, 2008
Investments in portfolio securities at fair value	$338,074,483	$(338,074,483)	$-	$-	$-
Control investments - majority owned	-	33,834,830	33,834,830	-	33,834,830
Affiliate investments	-	15,085,253	15,085,253	-	15,085,253
Non-affiliate investments	-	289,154,400	289,154,400	-	289,154,400
Accounts receivable and other current assets	10,308	-	10,308	43,750	54,058
Total current assets	13,572,633	-	13,572,633	43,750	13,616,383
Total assets	539,759,446	-	539,759,446	43,750	539,803,196
Deferred tax liabilities – current	-	-	-	2,770,924	2,770,924
Total current liabilities	11,084,862	-	11,084,862	2,770,924	13,855,786
Deferred tax liabilities - non-current	-	-	-	61,407	61,407
Total liabilities	235,334,862	-	235,334,862	2,832,331	238,167,193
Paid-in capital in excess of par	307,928,101	-	307,928,101	(196,579)	307,731,522
Undistributed net investment income (loss)	(7,854,475)	-	(7,854,475)	178,922	(7,675,553)
Net unrealized appreciation (depreciation) of portfolio securities,
corporate notes and commodity derivative instruments	3,470,197	-	3,470,197	(2,770,924)	699,273
Total stockholders’ equity (net assets)	304,424,584	-	304,424,584	(2,788,581)	301,636,003
Total liabilities and stockholders' equity (net assets)	539,759,446	-	539,759,446	43,750	539,803,196
Net asset value per share	14.08	-	14.08	(0.13)	13.95
As of December 31, 2007
Investments in portfolio securities at fair value	$284,228,573	$(284,228,573)	$-	$-	$-
Control investments - majority owned	-	29,669,857	29,669,857	-	29,669,857
Non-affiliate investments	-	254,558,716	254,558,716	-	254,558,716
Accounts receivable and other current assets	17,569	-	17,569	43,750	61,319
Total current assets	21,123,178	-	21,123,178	43,750	21,166,928
Total assets	478,232,876	-	478,232,876	43,750	478,276,626
Deferred tax liabilities - current	-	-	-	2,770,924	2,770,924
Total current liabilities	11,973,539	-	11,973,539	2,770,924	14,744,463
Deferred tax liabilities - non-current	-	-	-	116,221	116,221
Total liabilities	227,973,539	-	227,973,539	2,887,145	230,860,684
Paid-in capital in excess of par	245,881,078	-	245,881,078	(196,579)	245,684,499
Undistributed net investment income (loss)	(103,394)	-	(103,394)	124,108	20,714
Net unrealized appreciation (depreciation) of portfolio securities,
corporate notes and commodity derivative instruments	3,605,020	-	3,605,020	(2,770,924)	834,096
Total stockholders’ equity (net assets)	250,259,337	-	250,259,337	(2,843,395)	247,415,942
Total liabilities and stockholders' equity (net assets)	478,232,876	-	478,232,876	43,750	478,276,626
Net asset value per share	14.30	-	14.30	(0.16)	14.14

The effects of the restatement on the unaudited consolidated statements of operations for the three and six-month periods ended June 30, 2008 are summarized in the following table:

	As Previously
	Reported	Reclassifications	As Reclassified	Restatement	As Restated
Consolidated Statements of Operations:
For the Three Months Ended June 30, 2008
Investment income
Interest and dividend income:	$8,152,713	$(8,152,713)	$-	$-	$-
Control investments - majority owned	-	134,601	134,601	-	134,601
Affiliate investments	-	522,622	522,622	-	522,622
Non-affiliate investments	-	6,920,901	6,920,901	-	6,920,901
Royalty income, net of amortization:
Control investments - majority owned	-	20,692	20,692	-	20,692
Non-affiliate investments	-	553,897	553,897	-	553,897
Benefit (provision) for income taxes	-	-	-	32,611	32,611
Net investment income	3,759,191	-	3,759,191	32,611	3,791,802
Net increase (decrease) in unrealized appreciation
(depreciation) on portfolio securities, corporate notes and
commodity derivative instruments:	1,611,339	(1,611,339)	-	-	-
Control investments - majority owned	-	217	217	-	217
Non-affiliate investments	-	1,611,122	1,611,122	-	1,611,122
Net increase (decrease) in stockholders' equity
(net assets) resulting from operations	5,370,530	-	5,370,530	32,611	5,403,141
Net increase (decrease) in stockholders' equity (net assets)
resulting from operations per common share	0.25	-	0.25	0.03	0.28
For the Six Months Ended June 30, 2008
Investment income
Interest and dividend income:	$17,650,679	$(17,650,679)	$-	$-	$-
Control investments - majority owned	-	255,515	255,515	-	255,515
Affiliate investments	-	717,401	717,401	-	717,401
Non-affiliate investments	-	15,557,325	15,557,325	-	15,557,325
Royalty income, net of amortization:
Control investments - majority owned	-	48,707	48,707	-	48,707
Non-affiliate investments	-	1,071,731	1,071,731	-	1,071,731
Other general and administrative expenses	1,451,664	-	1,451,664	(1)	1,451,663
Total operating expenses	9,835,237	-	9,835,237	(1)	9,835,236
Net investment income before income taxes	7,900,332	-	7,900,332	1	7,900,333
Benefit (provision) for income taxes	-	-	-	54,813	54,813
Net investment income	7,900,332	-	7,900,332	54,814	7,955,146
Net increase (decrease) in unrealized appreciation (depreciation)
on portfolio securities, corporate notes and commodity derivative instruments:	(134,823)	134,823	-	-	-
Control investments - majority owned	-	280	280	-	280
Non-affiliate investments	-	(135,103)	(135,103)	-	(135,103)
Net increase (decrease) in stockholders' equity
(net assets) resulting from operations	7,765,509	-	7,765,509	54,814	7,820,323
Net increase (decrease) in stockholders' equity (net assets)
resulting from operations per common share	0.36	-	0.36	0.03	0.39

The effects of the restatement on the unaudited consolidated statement of cash flows for the six-month period ended June 30, 2008 are summarized in the following table:

	As Previously
	Reported	Reclassifications	As Reclassified	Restatement	As Restated
Consolidated Statement of Cash Flows:
For the Six Months Ended June 30, 2008
Net increase in stockholders' equity (net assets) resulting from operations
Effects of changes in operating assets and liabilities	$7,765,509	$-	$7,765,509	$54,814	$7,820,323
Non-current portion of deferred income taxes	-	-	-	(54,814)	(54,814)

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

The table below summarizes participation in the Company’s dividend reinvestment plan:

Dividend Reinvestment Plan Participation

		Percentage of			Common Stock Dividends
	Participating	Outstanding	Total		Purchased in	Newly Issued Shares
Dividend	Shares	Shares	Distribution	Cash Dividends	Open Market	Amount	Shares
March 2005	-	0.0%	$2,088,012	$2,088,012	$-	$-	-
June 2005	1,215,870	7.0%	$2,175,013	$2,023,029	$151,984	$-	-
September 2005	1,488,904	8.6%	$2,436,014	$2,227,567	$208,447	$-	-
December 2005	1,660,140	9.5%	$4,785,028	$4,328,488	$456,540	$-	-
March 2006	1,618,940	9.3%	$2,784,016	$2,524,986	$259,030	$-	-
June 2006	1,410,227	8.1%	$3,132,018	$2,878,177	$253,841	$-	-
September 2006	1,270,634	7.3%	$4,350,025	$4,032,366	$317,659	$-	-
December 2006	1,111,045	6.4%	$5,742,033	$5,375,388	$-	$366,645	22,168
March 2007	1,355,671	7.8%	$4,616,901	$4,257,648	$-	$359,253	22,692
June 2007	1,363,066	7.8%	$5,407,938	$4,985,387	$-	$422,550	24,694
September 2007	1,438,143	8.2%	$6,114,379	$5,611,029	$-	$503,350	30,678
December 2007	1,605,164	9.2%	$9,012,670	$8,186,010	$826,659	$-	-
March 2008	1,693,284	9.7%	$7,000,133	$6,322,815	$-	$677,318	41,482
June 2008	1,655,552	9.4%	$8,651,281	$7,989,060	$662,221	$-	-	(1)

(1)	Shares were purchased on July 11, 2008 for the June 2008 dividend. See above and Note 5 for further detail.

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

The following Company consolidated subsidiaries are subject to federal income taxes for the period ended June 30, 2008: NGPC Asset Holdings, LP, NGPC Asset Holdings II, LP, NGPC Asset Holdings III, LP, NGPC Asset Holdings IV, LP and NGPC Asset Holdings V, LP.  The difference between the effective income tax rate of (0.71%) and the statutory federal tax rate of 34% for the six months ended June 30, 2008 is primarily attributable to RIC investment company taxable income that generally will not be subject to federal income tax.  The difference between the effective income tax rate of (0.61%) and the statutory federal tax rate of 34% for the three months ended June 30, 2008 is attributable to RIC investment company taxable income that generally will not be subject to federal income tax.

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

As discussed in the Explanatory Note to this Amended Filing, the Company is amending and restating its Original Filing of its Quarterly Report on Form 10−Q for the quarter ended June 30, 2008, including comparative prior year financial results.  For a discussion of the significant restatement adjustments and the background leading to the adjustments, see Note 2, Restatement of Consolidated Financial Statements, in Notes to Consolidated Financial Statements.  All amounts in this Amended Filing affected by the restatement adjustments reflect such amounts as restated.

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

Net Investment Income Before Income Taxes

For the quarter ended June 30, 2008, net investment income before income taxes was $3.8 million compared to $4.5 million for the quarter ended June 30, 2007, primarily due to decreased interest income caused by the overall decrease in variable interest rates and the increase in portfolio loans in a non-accrual status partially offset by lower incentive fees and interest expenses.

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

Unrealized Appreciation or Depreciation on Investments

For the quarter ended June 30, 2008, the increase in net unrealized appreciation was $1.6 million, comprised of a $1.6 million increase in targeted portfolio fair value, a $0.2 million increase in the fair value of corporate notes and a $0.2 million decrease in the fair value of commodity derivative instruments. This compares to an increase of $2.3 million net unrealized appreciation before income taxes of $1.4 million for the quarter ended June 30, 2007, as restated, consisting of a $2.7 million increase in targeted portfolio fair value and a $0.4 million decrease in the fair value of corporate notes.

For the six months ended June 30, 2008, the increase in net unrealized depreciation was $0.1 million, comprised of an increase in targeted portfolio fair value of $0.2 million, a $0.1 million decrease in the fair value of corporate notes and a $0.2 million decrease in the fair value of commodity derivative instruments. This compares to an increase of $6.0 million net unrealized appreciation before taxes of $2.1 million for the six months ended June 30, 2007, as restated, consisting of a $6.2 million increase in portfolio fair value and a $0.2 million decrease in the fair value of corporate notes.

Net Realized Gains

There were no realized capital gains or losses for the quarter ended June 30, 2008. For the quarter ended June 30, 2007, as restated, we realized a capital gain of $6.7 million before income taxes of $0.2 million, from the sale of portfolio company warrants and overriding royalty interests.

Net Increase in Stockholders’ Equity from Operations

For the quarter ended June 30, 2008, as restated, we had a net increase in stockholders’ equity (net assets) resulting from operations of $5.4 million, or $0.28 per share, compared to $11.9 million, or $0.70 per share for the quarter ended June 30, 2007, as restated. The $6.5 million, or $0.42 per share difference is largely attributable to the $6.7 million net realized capital gain on portfolio securities recorded during the second quarter of 2007.

For the six months ended June 30, 2008, as restated, the net increase in stockholders’ equity (net assets) resulting from operations was $7.8 million, or $0.39 per share, compared to $19.3 million, or $1.12 per share for the six months ended June 30, 2007, as restated.

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

We acquired a limited term royalty interest from ATP Oil & Gas Corporation and the royalty payments associated with this investment are subject to fluctuations in natural gas and oil prices. To manage this risk, we purchased oil and natural gas put options on approximately 93% of our royalty interest. These transactions limit exposure to declines in prices. See “Note 11: Commodity Derivative Instruments” in the accompanying notes to the consolidated financial statements for further description of our put options.

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

Recently Issued Accounting Pronouncements

See Note 12: Recent Accounting Pronouncements in the accompanying notes to consolidated financial statements for details of recently issued accounting pronouncements and their expected impact on our financial statements.

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

In connection with the preparation of this Quarterly Report on Form 10-Q/A, as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q/A (June 30, 2008), the Company performed an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act.

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

Discussion of Material Weakness

Management’s assessment identified a material weakness in the Company’s internal control over financial reporting.  As of June 30, 2008, the Company did not maintain effective controls over the determination and reporting of the provision for income taxes. This material weakness was initially disclosed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2008. As of December 31, 2009, our management concluded that we had not yet remediated this previously disclosed material weakness in our internal control over financial reporting. Specifically, management did not perform a sufficiently precise review of the 2007, 2008 and 2009 financial statements to ensure the completeness and accuracy of the Company’s calculation of its income tax provision and deferred income tax assets and liabilities. This deficiency resulted in the restatement of the Company’s consolidated financial statements for the years ended December 31, 2007 and 2008 (and the unaudited selected quarterly data for each of the quarters in 2007 and 2008 and the first three quarters in 2009), and results in a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 5.  Other Information.

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

10.4	-	Amended and Restated Joint Code of Ethics (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, and incorporated by reference)

10.5	-	Form of Indemnity Agreement (filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference)

10.6	-
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
Second Amendment to Amended and Restated Revolving Credit Agreement effective as of March 13, 2008, by and between NGP Capital Resources Company, the lenders from time to time party thereto and SunTrust Bank (filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008, and incorporated by reference)

10.12	-
Third Amendment to Treasury Secured Revolving Credit Agreement effective as of March 13, 2008, by and between NGP Capital Resources Company, the lenders from time to time party thereto and SunTrust Bank (filed as Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008, and incorporated by reference)

31.1*	-	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Executive Officer

31.2*	-	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Financial Officer

32.1*	-	Section 1350 Certification by the Chief Executive Officer

32.2*	-	Section 1350 Certification by the Chief Financial Officer

*  Filed herewith