Form 10-Q/A
period 2008-09-30
NGP Capital Resources Co
filed 2010-06-25
CIK 1297704

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

i

Explanatory Note

We are filing this Amended Quarterly Report on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, which we refer to as the Amended Filing, to restate our unaudited consolidated financial statements and related disclosures for the quarter ended September 30, 2008, as discussed in Note 2 to the accompanying restated unaudited consolidated financial statements.  Our original Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, which we refer to as the Original Filing, was filed with the Securities and Exchange Commission on November 10, 2008.

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

The remaining items contained in this Amended Filing consist of all other items originally contained in the Original Filing and are included for the convenience of the reader.  The sections of the Original Filing which were not amended are unchanged and continue in full force and effect as originally filed.  This Amended Filing speaks as of November 10, 2008, the date we filed the Original Filing, and has not been updated to reflect events occurring subsequent to the date of the original filing other than those associated with the evaluation of and resulting restatement of the Company’s consolidated financial statements.

iii

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2008	December 31, 2007
	(As Restated)	(As Restated)

Assets
Investments in portfolio securities at fair value
Control investments - majority owned
(cost: $30,571,481 and $21,488,105, respectively)	$32,555,085	$29,669,857
Affiliate investments
(cost: $40,514,048 and $0, respectively)	46,568,191	-
Non-affiliate investments (cost: $227,936,125 and $256,429,349, respectively)	220,727,537	254,558,716
Investments in corporate notes at fair value (cost: $11,598,261 and $11,631,599, respectively)	8,244,900	8,955,500
Investments in commodity derivatives at fair value (cost: $1,131,085 and $0, respectively)	3,312,580	-
Investments in U.S. Treasury Bills, at amortized cost which approximates fair value	128,505,292	163,925,625
Total investments	439,913,585	457,109,698

Cash and cash equivalents	63,403,174	18,437,115
Accounts receivable and other current assets	756,878	61,319
Interest receivable	969,510	647,839
Prepaid assets	1,478,435	2,020,655

Total current assets	66,607,997	21,166,928

Total assets	$506,521,582	$478,276,626

Liabilities and stockholders' equity (net assets)
Current liabilities
Accounts payable	$3,617,159	$928,761
Management and incentive fees payable	4,470,880	2,032,107
Dividends payable	8,651,281	9,012,671
Income taxes payable	628,924	-
Deferred tax liabilities	-	2,770,924

Total current liabilities	17,368,244	14,744,463

Deferred tax liabilities	2,011,498	116,221

Long-term debt	178,875,000	216,000,000

Total liabilities	198,254,742	230,860,684

Commitments and contingencies (Note 8)

Stockholders’ equity (net assets)
Common stock, $.001 par value, 250,000,000 shares authorized; 21,628,202 and 17,500,332 shares issued and outstanding, respectively	21,628	17,500
Paid-in capital in excess of par	307,690,159	245,684,499
Undistributed net investment income (loss)	(13,439,096)	20,714
Undistributed net realized capital gain (loss)	14,965,780	859,133
Net unrealized appreciation (depreciation) of portfolio securities,
corporate notes and commodity derivative instruments	(971,631)	834,096

Total stockholders’ equity (net assets)	308,266,840	247,415,942

Total liabilities and stockholders' equity (net assets)	$506,521,582	$478,276,626

Net asset value per share	$14.25	$14.14

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Investment income
Interest and dividend income:
Control investments - majority owned	$55,215	$(1,108)	$310,730	$2,245,677
Affiliate investments	1,217,558	-	1,934,959	-
Non-affiliate investments	6,365,900	8,777,580	21,923,225	24,042,038
Royalty income, net of amortization:
Control investments - majority owned	78,869	13,049	127,576	13,049
Non-affiliate investments	2,373,894	221,884	3,445,625	733,468
Commodity derivative income (loss), net of expired options	(274,625)	-	(274,625)	-
Other income	52,877	47,960	137,767	245,704

Total investment income	9,869,688	9,059,365	27,605,257	27,279,936

Operating expenses
Management fees	1,944,869	1,626,857	5,583,084	4,776,860
Incentive fees	2,526,011	(531,889)	2,526,011	522,469
Professional fees	174,150	209,231	607,519	537,813
Insurance expense	198,812	132,423	596,442	397,268
Interest expense and fees	1,470,091	1,737,202	5,351,738	4,913,624
State franchise taxes	-	12,218	32,712	46,811
Other general and administrative expenses	690,152	614,816	2,141,815	1,897,879

Total operating expenses	7,004,085	3,800,858	16,839,321	13,092,724

Net investment income before income taxes	2,865,603	5,258,507	10,765,936	14,187,212

Benefit (provision) for income taxes	22,135	(11,287)	76,948	(67,518)

Net investment income	2,887,738	5,247,220	10,842,884	14,119,694

Net realized capital gain (loss) on portfolio securities, corporate notes and commodity derivative instruments
Control investments - majority owned	12,336,596	-	12,336,596	-
Non-affiliate investments	5,964,494	(351,114)	5,964,494	6,315,744
Benefit (provision) for taxes on capital gain (loss)	(4,194,443)	-	(4,194,443)	(154,258)

Total net realized capital gain (loss) on investments	14,106,647	(351,114)	14,106,647	6,161,486

Net unrealized gain (loss) on investment
Net increase (decrease) in unrealized appreciation (depreciation) on portfolio securities, corporate notes and commodity derivative instruments:
Control investments - majority owned	(6,199,148)	2,000,000	(6,198,868)	8,000,000
Affiliate investments	6,054,143	-	6,054,143	-
Non-affiliate investments	(3,667,899)	(2,712,268)	(3,803,002)	(2,691,118)
Benefit (provision) for taxes on unrealized gain (loss)	2,142,000	(680,000)	2,142,000	(2,770,924)

Total net unrealized gain (loss) on investments	(1,670,904)	(1,392,268)	(1,805,727)	2,537,958

Net increase (decrease) in stockholders' equity (net assets) resulting from operations	$15,323,481	$3,503,838	$23,143,804	$22,819,138

Net increase (decrease) in stockholders' equity (net assets) resulting from operations per common share	$0.70	$0.20	$1.09	$1.32

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (NET ASSETS)

						Net Unrealized
						Appreciation (Depreciation)	Total
			Paid-in Capital	Undistributed	Undistributed	of Portfolio Securities,	Stockholders'
	Common Stock		in Excess	Net Investment	Net Realized	Corporate Notes and Commodity	Equity
	Shares	Amount	of Par	Income (Loss)	Capital Gain (Loss)	Derivative Instruments	(Net Assets)

Balance at December 31, 2007 (as restated)	17,500,332	$17,500	$245,684,499	$20,714	$859,133	$834,096	$247,415,942
Net increase in stockholders' equity (net assets) resulting from operations	-	-	-	10,842,884	14,106,647	(1,805,727)	23,143,804
Issuance of common stock from public offering (net of underwriting costs)	4,086,388	4,086	62,109,012	-	-	-	62,113,098
Offering costs	-	-	(780,628)	-	-	-	(780,628)
Dividends declared	-	-	-	(24,302,694)	-	-	(24,302,694)
Issuance of common stock under dividend reinvestment plan	41,482	42	677,276	-	-	-	677,318
Balance at September 30, 2008 (unaudited and as restated)	21,628,202	$21,628	$307,690,159	$(13,439,096)	$14,965,780	$(971,631)	$308,266,840

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30, 2008	September 30, 2007
	(As Restated)	(As Restated)
Cash flows from operating activities
Net increase in stockholders' equity (net assets) resulting from operations	$23,143,804	$22,819,138
Adjustments to reconcile net increase in stockholders' equity (net assets) resulting from operations to net cash provided by (used in) operating activities
Payment-in-kind interest	(2,335,374)	(2,966,423)
Payment-in-kind dividend	-	(93,710)
Net amortization of premiums, discounts and fees	4,639,765	(2,168,463)
Change in unrealized (appreciation) depreciation on portfolio securities, corporate notes and commodity derivative instruments	3,947,727	(5,308,882)
Effects of changes in operating assets and liabilities
Accounts receivable and other current assets	(695,559)	447,258
Interest receivable	(321,671)	59,991
Prepaid assets	542,220	664,520
Accounts payable	5,127,171	431,268
Income taxes payable	628,924	221,776
Current portion of deferred income taxes	(2,770,924)	2,770,924
Non-current portion of deferred income taxes	1,895,277	-
Purchase of investments in portfolio securities, corporate notes and commodity derivative instruments	(100,885,393)	(194,255,244)
Redemption of investments in portfolio securities, corporate notes and commodity derivative instruments	76,409,056	109,508,043
Sale of investments in corporate notes	-	6,007,370
Net sale of investments in U.S. Treasury Bills	35,420,333	14,855,937

Net cash provided by (used in) operating activities	44,745,356	(47,006,497)

Cash flows from financing activities
Net proceeds from the issuance of common stock	62,790,416	-
Borrowings under revolving credit facility	151,000,000	51,000,000
Repayments on revolving credit facility	(188,125,000)	-
Offering costs from the issuance of common stock	(780,628)	-
Dividends paid	(24,664,085)	(9,243,034)

Net cash provided by financing activities	220,703	41,756,966

Net increase (decrease) in cash and cash equivalents	44,966,059	(5,249,531)
Cash and cash equivalents, beginning of period	18,437,115	12,334,329

Cash and cash equivalents, end of period	$63,403,174	$7,084,798

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2008
(Unaudited)

Portfolio Company	Energy Industry Segment	Investment (1) (2) (4)	Principal	Cost	Fair Value (3)
TARGETED INVESTMENTS (9)
Control Investments - Majority Owned (50% to 100% owned)
DeanLake Operator, LLC	Oil & Natural Gas	Class A Preferred LP Units (5)		$13,900,255	$13,900,255
	Production and Development	Overriding Royalty Interest		19,120	20,000

Rubicon Energy Partners, LLC	Oil & Natural Gas	LLC Units (4,000 units) (5)		-	1,700,000
LLC	Production and Development

TierraMar Energy LP	Oil & Natural Gas	Overriding Royalty Interest		17,276	300,000
	Production and Development	Class A Preferred LP Units (5)		16,634,830	16,634,830

Total Control Investments- Majority Owned (50% to 100% owned)				$30,571,481	$32,555,085

Affiliate Investments - (5% to 25% owned)
Bionol Clearfield, LLC	Alternative Fuels and	Senior Secured Tranche C	$5,000,000	$5,000,000	$5,000,000
	Specialty Chemicals	Construction Loan
		(LIBOR + 7.00%, due 9/06/2016)

BioEnergy Holding, LLC	Alternative Fuels and	Senior Secured Notes	10,606,557	9,738,049	9,738,049
	Specialty Chemicals	(15.00%, due 3/06/2015)
		BioEnergy International Warrants (5) (17)		595,845	595,845
		BioEnergy Holding Units (5)		376,687	376,687

Resaca Exploitation Inc.	Oil & Natural Gas	Senior Secured	22,000,000	21,568,211	21,568,211
	Production and Development	Multiple-Advance Term Loan
		(The greater of 10.0% or LIBOR + 6.00%,
		due 5/01/2012)
		Common Stock (6,574,216 shares) (5) (20)		3,235,256	9,289,399

Total Affiliate Investments - (5% to 25% owned)				$40,514,048	$46,568,191

Non-Affiliate Investments - (less than 5% owned)
Alden Resources, LLC	Coal Production	Senior Secured	$36,285,168	$33,660,832	$33,660,832
		Multiple-Advance Term Loan
		(LIBOR + 8.00% cash, due 1/05/2013)
		Royalty Interest		2,579,356	2,660,000
		Warrants (5) (15)		100,000	100,000

Anadarko Petroleum Corporation	Oil & Natural Gas	Multiple-Advance Net Profits Interest	47,520,151	47,619,394	47,619,394
2007-III Drilling Fund	Production and Development	(Due 4/23/2032)

ATP Oil & Gas Corporation	Oil & Natural Gas	Limited Term Royalty Interest		27,098,069	23,961,306
	Production and Development

BSR Loco Bayou, LLC (10)	Oil & Natural Gas	Senior Secured	3,025,289	2,487,545	1,625,456
	Production and Development	Multiple-Advance Term Loan
		(LIBOR + 5.50% cash, +7.50% PIK - until 8/15/08,
		cash only thereafter, due 8/15/2009) (7)
		Overriding Royalty Interest		19,514	20,000
		Warrants (5) (12)		10,000	-

Chroma Exploration &	Oil & Natural Gas	9,428 Shares Series A Participating		2,221,710	-
Production, Inc.	Production and Development	Convertible Preferred Stock (7)
		8,610 Shares Series AA Participating		2,089,870	1,567,402
		Convertible Preferred Stock (7)
		8.11 Shares Common Stock (5)		-	-
		Warrants (5) (11)		-	-

Crossroads Energy, LP	Oil & Natural Gas	Senior Secured	4,759,075	4,702,016	4,702,016
	Production and Development	Multiple-Advance Term Loan
		(The greater of 10.0% or LIBOR + 5.50%,
		due 6/29/2009)
		Overriding Royalty Interest		6,143	250,000

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2008
(Unaudited)
(Continued)

Portfolio Company	Energy Industry Segment	Investment (1) (2) (4)	Principal	Cost	Fair Value (3)
TARGETED INVESTMENTS (9) – Continued
Non-Affiliate Investments - (less than 5% owned) – continued
Formidable, LLC (19)	Oil & Natural Gas	Senior Secured	$37,299,054	$37,299,054	$37,299,054
	Production and Development	Multiple-Advance Term Loan
		(LIBOR + 5.50% cash, due 5/31/2008) (7)
		Warrants (5) (16)		500,000	500,000

Greenleaf Investments, LLC	Oil & Natural Gas	Senior Secured	11,627,645	11,321,192	11,321,192
	Production and Development	Multiple-Advance Term Loan
		(The greater of 10.50% or LIBOR + 6.00%,
		due 4/30/2011)
		Overriding Royalty Interest		92,856	300,000

Nighthawk Transport I, LP	Energy Services	Second Lien	13,325,371	12,528,195	12,528,195
		Term Loan B
		(The greater of 15.0% or LIBOR + 10.50%,
		due 10/03/2010)
		LP Units (5)		224	150,000
		Warrants (5) (14)		850,000	850,000

		Second Lien	1,488,912	1,463,025	1,463,025
		Delayed Draw Term Loan B
		(The greater of 15.0% or LIBOR + 10.50%,
		due 10/03/2010)

Sonoran Energy, Inc.	Oil & Natural Gas	Warrants (5) (13)		10,000	10,000
	Production and Development

Tammany Oil & Gas, LLC	Oil & Natural Gas	Senior Secured	29,447,804	29,149,665	29,149,665
	Production and Development	Multiple-Advance Term Loan
		(The greater of 11.0% or LIBOR + 6.00%,
		due 3/21/2010)
		Overriding Royalty Interest (5)		200,000	550,000

Venoco, Inc.	Oil & Natural Gas	Senior Notes (6)	12,000,000	11,927,465	10,440,000
	Production and Development	(8.75%, due 12/15/2011)

Total Non-Affiliate Investments - (less than 5% owned)				$227,936,125	$220,727,537

Subtotal Targeted Investments (59.57% of total investments)				$299,021,654	$299,850,813

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2008
(Unaudited)
(Continued)

Issuing Company	Energy Industry Segment	Investment (1) (2) (4)	Principal	Cost	Fair Value (3)
CORPORATE NOTES (9)

Pioneer Natural Resources Co.	Oil & Natural Gas	Senior Notes, 7.2%, due 2028	$10,000,000	$11,598,261	$8,244,900
	Production and Development

Subtotal Corporate Notes ( 1.64% of total investments)				$11,598,261	$8,244,900

COMMODITY DERIVATIVE INSTRUMENTS (9)

Put Options (18)		Put Options with BP Corp. NA to sell up to 615,000 MMBtu of		$243,360	$990,590
		natural gas at a strike price of $10.00 per MMBtu. 12 monthly
		contracts beginning on July 1, 2008 and expiring on June 30, 2009.

		Put Options with BP Corp. NA to sell up to 237,750 Bbls of		746,900	2,028,037
		crude oil at a strike price of $101.00 per Bbl. 15 monthly contracts
		beginning on July 1, 2008 and expiring on September 30, 2009.

		Put Options with BP Corp. NA to sell up to 32,750 Bbls of		140,825	293,953
		crude oil at a strike price of $85.00 per Bbl. 4 monthly contracts
		beginning on October 1, 2009 and expiring on January 31, 2010.

Subtotal Commodity Derivatives ( 0.66% of total investments)				$1,131,085	$3,312,580

GOVERNMENT SECURITIES (8)
U.S. Treasury Bills		U.S. Treasury Bills, 1.772%, due 10/09/2008	$8,000,000	$8,551,692	$8,551,692
U.S. Treasury Bills		U.S. Treasury Bills, 1.772%, due 10/09/2008	12,000,000	11,995,360	11,995,360
U.S. Treasury Bills		U.S. Treasury Bills, 1.772%, due 10/09/2008	12,000,000	11,995,360	11,995,360
U.S. Treasury Bills		U.S. Treasury Bills, 1.772%, due 10/09/2008	12,000,000	11,995,360	11,995,360
U.S. Treasury Bills		U.S. Treasury Bills, 1.772%, due 10/09/2008	12,000,000	11,995,360	11,995,360
U.S. Treasury Bills		U.S. Treasury Bills, 1.772%, due 10/09/2008	12,000,000	11,995,360	11,995,360
U.S. Treasury Bills		U.S. Treasury Bills, 1.772%, due 10/09/2008	12,000,000	11,995,360	11,995,360
U.S. Treasury Bills		U.S. Treasury Bills, 1.772%, due 10/09/2008	12,000,000	11,995,360	11,995,360
U.S. Treasury Bills		U.S. Treasury Bills, 1.772%, due 10/09/2008	12,000,000	11,995,360	11,995,360
U.S. Treasury Bills		U.S. Treasury Bills, 1.772%, due 10/09/2008	12,000,000	11,995,360	11,995,360
U.S. Treasury Bills		U.S. Treasury Bills, 1.772%, due 10/09/2008	12,000,000	11,995,360	11,995,360

Subtotal Government Securities (25.53% of total investments)				$128,505,292	$128,505,292

CASH AND CASH EQUIVALENTS
Subtotal Cash and Cash Equivalents (12.6% of total investments)				$63,403,174	$63,403,174

TOTAL INVESTMENTS, CASH AND CASH EQUIVALENTS				$503,659,466	$503,316,759

LIABILITIES IN EXCESS OF OTHER ASSETS (21)					$(195,049,919)

NET ASSETS (21)					$308,266,840

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

(18)	Put Options are related to the limited term royalty interest purchased from ATP Oil & Gas Corporation.
(19)	Executed forbearance agreement with portfolio company.
(20)
Resaca stock is listed on the Alternative Investment Market of the London Stock Exchange, denominated in British pounds and its reported fair value at September 30, 2008 has been converted to U.S. dollars at the exchange rate effective on September 30, 2008.

(21)	As restated.

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED FINANCIAL HIGHLIGHTS
(Unaudited)

	For the Nine Months Ended
	September 30, 2008	September 30, 2007
	(As Restated)	(As Restated)
Per Share Data (1)

Net asset value, beginning of period	$14.14	$13.96

Increase in net assets as a result of secondary
public stock offering	0.40	-
Underwriting discounts and commissions related
to secondary public stock offering	(0.15)	-
Other costs related to secondary public stock offering	(0.03)	-
Net increase in net assets from secondary public offering	0.22	-

Net asset value after public stock offering	14.36	13.96

Net investment income	0.50	0.82
Net realized and unrealized gain (loss) on portfolio securities,
corporate notes and commodity derivative instruments (4)	0.59	0.50

Net increase (decrease) in stockholders' equity (net assets)
resulting from operations	1.09	1.32

Dividends declared	(1.20)	(0.93)

Net asset value, end of period	$14.25	$14.35

Market value, beginning of period	$15.63	$16.75
Market value, end of period	$14.57	$16.23
Market value return (2)	0.98%	2.38%
Net asset value return (2)	9.17%	8.61%

Ratios and Supplemental Data
($ and shares in thousands)

Net assets, end of period	$308,267	$250,720
Average net assets	$277,841	$246,989
Common shares outstanding at end of period	21,628	17,470
Total operating expenses/average net assets (3)	8.10%	7.09%
Total operating expenses less management and
incentive fees and interest expense/average net assets (3)	1.62%	1.56%
Total operating expenses less management
and incentive fees/average net assets (3)	4.20%	4.22%
Net investment income/average net assets (3)	5.21%	7.64%
Net increase (decrease) in net assets resulting from
operations/average net assets (3)	11.13%	12.35%
Portfolio turnover rate	27.50%	44.34%

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

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

Note1:	Organization

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

The effects of the restatement on the unaudited consolidated balance sheet at September 30, 2008 and consolidated balance sheet at December 31, 2007 are summarized in the following table:

	As Previously
	Reported	Reclassifications	As Reclassified	Restatement	As Restated
Consolidated Balance Sheets:
As of September 30, 2008
Investments in portfolio securities at fair value	$299,850,813	$(299,850,813)	$-	-	$-
Control investments - majority owned	-	32,555,085	32,555,085	-	32,555,085
Affiliate investments	-	46,568,191	46,568,191	-	46,568,191
Non-affiliate investments	-	220,727,537	220,727,537	-	220,727,537
Accounts receivable and other current assets	35,345	-	35,345	721,533	756,878
Total current assets	65,886,464	-	65,886,464	721,533	66,607,997
Total assets	505,800,049	-	505,800,049	721,533	506,521,582
Income taxes payable	-	-	-	628,924	628,924
Total current liabilities	16,739,320	-	16,739,320	628,924	17,368,244
Deferred tax liabilities - non-current	-	-	-	2,011,498	2,011,498
Total liabilities	195,614,320	-	195,614,320	2,640,422	198,254,742
Paid-in capital in excess of par	307,886,738	-	307,886,738	(196,579)	307,690,159
Undistributed net investment income (loss)	(12,240,153)	-	(12,240,153)	(1,198,943)	(13,439,096)
Undistributed net realized capital gain (loss)	14,860,223	-	14,860,223	105,557	14,965,780
Net unrealized appreciation (depreciation) of portfolio securities,
corporate notes and commodity derivative instruments	(342,707)	-	(342,707)	(628,924)	(971,631)
Total stockholders’ equity (net assets)	310,185,729	-	310,185,729	(1,918,889)	308,266,840
Total liabilities and stockholders' equity (net assets)	505,800,049	-	505,800,049	721,533	506,521,582
Net asset value per share	14.34	-	14.34	(0.09)	14.25

As of December 31, 2007
Investments in portfolio securities at fair value	$284,228,573	$(284,228,573)	$-	$-	$-
Control investments - majority owned	-	29,669,857	29,669,857	-	29,669,857
Non-affiliate investments	-	254,558,716	254,558,716	-	254,558,716
Accounts receivable and other current assets	17,569	-	17,569	43,750	61,319
Total current assets	21,123,178	-	21,123,178	43,750	21,166,928
Total assets	478,232,876	-	478,232,876	43,750	478,276,626
Deferred tax liabilities - current	-	-	-	2,770,924	2,770,924
Total current liabilities	11,973,539	-	11,973,539	2,770,924	14,744,463
Deferred tax liabilities - non-current	-	-	-	116,221	116,221
Total liabilities	227,973,539	-	227,973,539	2,887,145	230,860,684
Paid-in capital in excess of par	245,881,078	-	245,881,078	(196,579)	245,684,499
Undistributed net investment income (loss)	(103,394)	-	(103,394)	124,108	20,714
Net unrealized appreciation (depreciation) of portfolio securities,
corporate notes and commodity derivative instruments	3,605,020	-	3,605,020	(2,770,924)	834,096
Total stockholders’ equity (net assets)	250,259,337	-	250,259,337	(2,843,395)	247,415,942
Total liabilities and stockholders' equity (net assets)	478,232,876	-	478,232,876	43,750	478,276,626
Net asset value per share	14.30	-	14.30	(0.16)	14.14

The effects of the restatement on the unaudited consolidated statements of operations for the three and nine-month periods ended September 30, 2008 are summarized in the following table:

	As Previously
	Reported	Reclassifications	As Reclassified	Restatement	As Restated
Consolidated Statements of Operations:
For the Three Months Ended September 30, 2008
Investment income
Interest and dividend income:	$9,816,811	$(9,816,811)	$-	$-	$-
Control investments - majority owned	-	55,215	55,215	-	55,215
Affiliate investments	-	1,217,558	1,217,558	-	1,217,558
Non-affiliate investments	-	6,365,900	6,365,900	-	6,365,900
Royalty income, net of amortization:
Control investments - majority owned	-	78,869	78,869	-	78,869
Non-affiliate investments	-	2,373,894	2,373,894	-	2,373,894
Commodity derivative income (loss), net of expired options	-	(274,625)	(274,625)	-	(274,625)
Benefit (provision) for income taxes	1,400,000	-	1,400,000	(1,377,865)	22,135
Net investment income	4,265,603	-	4,265,603	(1,377,865)	2,887,738
Net realized capital gain (loss) on portfolio securities, corporate notes and commodity derivative instruments:	18,301,090	(18,301,090)	-	-	-
Control investments - majority owned	-	12,336,596	12,336,596	-	12,336,596
Non-affiliate investments	-	5,964,494	5,964,494	-	5,964,494
Benefit (provision) for taxes on capital gain (loss)	(4,300,000)	-	(4,300,000)	105,557	(4,194,443)
Total net realized capital gain (loss) on investments	14,001,090	-	14,001,090	105,557	14,106,647
Net increase (decrease) in unrealized appreciation (depreciation) on portfolio securities, corporate notes and commodity derivative instruments:	(3,812,904)	3,812,904	-	-	-
Control investments - majority owned	-	(6,199,148)	(6,199,148)	-	(6,199,148)
Affiliate investments	-	6,054,143	6,054,143	-	6,054,143
Non-affiliate investments	-	(3,667,899)	(3,667,899)	-	(3,667,899)
Benefit (provision) for taxes on unrealized gain (loss)	-	-	-	2,142,000	2,142,000
Total net unrealized gain (loss) on investments	(3,812,904)	-	(3,812,904)	2,142,000	(1,670,904)
Net increase (decrease) in stockholders' equity (net assets) resulting from operations	14,453,789	-	14,453,789	869,692	15,323,481
Net increase (decrease) in stockholders' equity (net assets) resulting from operations per common share	0.66	-	0.66	0.04	0.70

For the Nine Months Ended September 30, 2008
Investment income
Interest and dividend income:	$27,467,490	$(27,467,490)	$-	$-	$-
Control investments - majority owned		310,730	310,730	-	310,730
Affiliate investments		1,934,959	1,934,959	-	1,934,959
Non-affiliate investments		21,923,225	21,923,225	-	21,923,225
Royalty income, net of amortization:
Control investments - majority owned		127,576	127,576	-	127,576
Non-affiliate investments		3,445,625	3,445,625	-	3,445,625
Commodity derivative income (loss), net of expired options	-	(274,625)	(274,625)	-	(274,625)
Other general and administrative expenses	2,134,624	-	2,134,624	7,191	2,141,815
Total operating expenses	16,832,130	-	16,832,130	7,191	16,839,321
Net investment income (loss) before income taxes	10,773,127	-	10,773,127	(7,191)	10,765,936
Benefit (provision) for income taxes	1,392,808	-	1,392,808	(1,315,860)	76,948
Net investment income	12,165,935	-	12,165,935	(1,323,051)	10,842,884
Net realized capital gain (loss) on portfolio securities, corporate notes and commodity derivative instruments:	18,301,090	(18,301,090)	-	-
Control investments - majority owned		12,336,596	12,336,596	-	12,336,596
Non-affiliate investments		5,964,494	5,964,494	-	5,964,494
Benefit (provision) for taxes on capital gain (loss)	(4,300,000)	-	(4,300,000)	105,557	(4,194,443)
Net realized capital gain (loss)	14,001,090	-	14,001,090	(4,194,443)	9,806,647
Net increase (decrease) in unrealized appreciation (depreciation) on portfolio securities, corporate notes and commodity derivative instruments:	(3,947,727)	3,947,727	-	-	-
Control investments - majority owned	-	(6,198,868)	(6,198,868)	-	(6,198,868)
Affiliate investments	-	6,054,143	6,054,143	-	6,054,143
Non-affiliate investments	-	(3,803,002)	(3,803,002)	-	(3,803,002)
Benefit (provision) for taxes on unrealized gain (loss)	-	-	-	2,142,000	2,142,000
Total net unrealized gain (loss) on investments	(3,947,727)	-	(3,947,727)	2,142,000	(1,805,727)
Net increase (decrease) in stockholders' equity (net assets) resulting from operations	22,219,298	-	22,219,298	924,506	23,143,804
Net increase (decrease) in stockholders' equity (net assets)resulting from operations per common share	1.02	-	1.02	0.07	1.09

The effects of the restatement on the unaudited consolidated statement of cash flows for the nine-month period ended September 30, 2008 are summarized in the following table:

	As Previously
	Reported	Reclassifications	As Reclassified	Restatement	As Restated
Consolidated Statement of Cash Flows:
For the Nine Months Ended September 30, 2008
Cash flows from operating activities
Net increase in stockholders' equity (net assets) resulting from operations	$22,219,298	$-	$22,219,298	$924,506	$23,143,804
Effects of changes in operating assets and liabilities
Accounts receivable and other current assets	(17,776)	-	(17,776)	(677,783)	(695,559)
Income taxes payable	-	-	-	628,924	628,924
Current portion of deferred income taxes	-	-	-	(2,770,924)	(2,770,924)
Non-current deferred income taxes	-	-	-	1,895,277	1,895,277

Note 3:	Significant Accounting Policies

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

The Company issued 22,168 and 78,064 shares of common stock, respectively, in 2006 and 2007 to participants in the dividend reinvestment plan. For the nine months ended September 30, 2008, the Company issued 41,482 shares of common stock to participants in the dividend reinvestment plan.  As of September 30, 2008, holders of 1,739,829 shares, or approximately 8.0% of outstanding shares, were participants in the Company’s dividend reinvestment plan.  As a result, of the $8,651,281 total amount distributed for the 2008 third quarter dividend, $695,931 was used by the dividend reinvestment plan agent to acquire shares in the open market for credit to the accounts of the plan participants.  See Dividends in Note 3 .

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

The following Company consolidated subsidiaries are subject to federal income taxes for the period ended September 30, 2008: NGPC Asset Holdings, LP, NGPC Asset Holdings II, LP, NGPC Asset Holdings III, LP, NGPC Asset Holdings IV, LP and NGPC Asset Holdings V, LP.  The difference between the effective income tax rate of 7.86% and the statutory federal tax rate of 34% for the nine months ended September 30, 2008 is primarily attributable to RIC investment company taxable income that generally will not be subject to federal income tax.  The difference between the effective income tax rate of 11.7% and the statutory federal tax rate of 34% for the three months ended September 30, 2008 is attributable to RIC investment company taxable income that generally will not be subject to federal income tax.

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

GAAP requires that certain components of net assets be adjusted to reflect permanent differences between financial and tax reporting. These reclassifications have no effect on total net assets or net asset value per share. The table below summarizes the reclassifications from undistributed net investment income (loss), undistributed net realized capitalized gain (loss), and paid-in capital in excess of par for the year ended December 31, 2007, as restated.  These reclassifications were primarily due to non-deductible meal expenses, non-deductible excise taxes and income and expenses from a wholly-owned subsidiary.

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

Year	Undistributed Net Investment Income (Loss)	Undistributed Net Realized Capital Gain (Loss)	Paid-in Capital in Excess of Par

2007, as restated	$120,359	$140,390	$(260,749)

Note 10:	Fair Value

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

The Company acquired a limited term royalty interest from ATP Oil & Gas Corporation and will receive royalty payments from this investment that are based on crude oil and natural gas production and prices.  As a result, the Company is exposed to fluctuations in crude oil and natural gas prices.  As of June 4, 2008, the Company had entered into option contracts to manage the price risk associated with these royalty payments.  The Company accounts for derivative instruments and hedging activities in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities .  The Company has decided not to designate these instruments as hedging instruments for financial accounting purposes, and as a result, we recognize the change in the instruments’ fair value currently on the Consolidated Statement of Operations as net increase (decrease) in unrealized appreciation (depreciation) on portfolio securities, corporate notes and commodity derivative instruments.

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

In March 2008, FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities , (“SFAS No. 161”).  SFAS No. 161 requires enhanced disclosure about the fair value of derivative instruments and their gains or losses in tabular format and information about credit risk related contingent features in derivative agreements, counterparty credit risk, and the company’s strategies and objectives for using derivative instruments.  SFAS No. 161 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and as such, will be adopted by the Company on January 1, 2009.  The Company is currently evaluating the effect of adopting SFAS No. 161 on its financial statements.

In September 2006, FASB issued Statement 157, Fair Value Measurements , which establishes a framework for measuring fair value and requires additional disclosures about fair value measurements.  Beginning January 1, 2008, the Company partially applied Statement 157 as allowed by FASB Staff Position (FSP) 157-2, which delayed the effective date of Statement 157 for nonrecurring fair value measurements associated with the Company’s nonfinancial assets and liabilities.  As of January 1, 2008, the Company has applied the provisions of Statement 157 to its recurring fair value measurements and the impact was not material.  See Note 10 for disclosure of fair value measurements for the Company’s financial instruments.  Under FSP 157-2, the Company will be required to apply Statement 157 to its nonrecurring fair value measurements associated with its nonfinancial assets and liabilities beginning January 1, 2009.  The Company is currently reviewing the applicability of Statement 157 to our nonrecurring fair value measurements associated with its nonfinancial assets and liabilities as well as the potential impact on the Company’s consolidated financial statements.

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

Note 13:	Subsequent Events

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

As discussed in the Explanatory Note to this Amended Filing, the Company is amending and restating its Original Filing of its Quarterly Report on Form 10−Q for the quarter ended September 30, 2008.  For a discussion of the significant restatement adjustments and the background leading to the adjustments, see Note 2, Restatement of Consolidated Financial Statements, in Notes to Consolidated Financial Statements.  All amounts in this Amended Filing affected by the restatement adjustments reflect such amounts as restated.

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

For the nine months ended September 30, 2008, as restated, operating expenses were $16.8 million compared to $13.1 million for the same period of 2007.  The 2008 amount consisted of investment advisory and management and incentive fees of $8.1 million, insurance expenses, administrative services fees, professional fees, directors’ fees, organization costs and other general and administrative expenses of $3.3 million and credit facility interest and fees of $5.4 million.  This compares to investment advisory and management and incentive fees of $5.3 million, insurance expenses, administrative services fees, professional fees, directors’ fees, organization costs and other general and administrative expenses of $2.9 million and credit facility interest and fees of $4.9 million for the nine months ended September 30, 2007.

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

For the nine months ended September 30, 2008, as restated, net investment income before income taxes was $10.8 million compared to $14.2 million for nine months ended September 30, 2007, primarily due to accrued capital gains incentive fees of $2.5 million and higher management fees and interest expenses.

Net Realized Gains

Realized capital gains or losses for the quarter and nine months ended September 30, 2008, as restated, were $18.3 million before income taxes of $4.2 million on the sale of $4.8 million of portfolio investments.  Following Resaca’s successful offering on the London Alternative Investment Market of the London Stock Exchange, we converted our $4.0 million Senior Subordinated Secured Convertible Term Loan into common stock of Resaca, and sold 1.554 million of those shares for a gain of approximately $3.2 million.  We also sold overriding royalty interests held by the Company to Resaca for a gain of approximately $2.8 million. In August, Rubicon Energy Partners, LLC sold its assets, repaid its Senior Subordinated Secured Multiple-Advance Term Loan in full and distributed the proceeds from its asset sale to its members, resulting in a capital gain of approximately $12.3 million distributed to the Company.

For the quarter ended September 30, 2007, as restated, we realized a capital loss of $0.4 million from the sale of $6.0 million in corporate notes.  For the nine months ended September 30, 2007, as restated, we realized a net capital gain $6.3 million, before income taxes of $0.2 million, from the sale of client warrants, overriding royalty interests and corporate notes.

Unrealized Appreciation or Depreciation on Investments

For the quarter ended September 30, 2008, as restated, the increase in net unrealized depreciation before income tax benefit of $2.1 million was $3.8 million, comprised of a $5.6 million decrease in targeted portfolio fair value, a $0.6 million decrease in the fair value of corporate notes and a $2.4 million increase in the fair value of commodity derivative instruments.  The decrease in targeted portfolio fair value was largely a result of the realization and reversal of $7.7 million of unrealized gains reported in previous quarters, through the sale of the assets associated with our ownership of Rubicon and the sale of our Resaca overriding royalty interests.  We recorded a $3.1 million decrease in the value of our ATP Oil & Gas overriding royalty interest and a $1.3 million decrease in the value of our Venoco bonds.  These decreases were partially offset by a $6.1 million increase in the value of our remaining Resaca stock and $0.4 million in unrealized appreciation of overriding royalty interests. For the quarter ended September 30, 2007, as restated, net unrealized depreciation before income taxes of $0.7 million increased $0.7 million, consisting of a $0.8 million decrease in targeted portfolio fair value and a $0.1 million increase in the fair value of corporate notes.

For the nine months ended September 30, 2008, as restated, the increase in net unrealized depreciation before income tax benefit of $2.1 million was $3.9 million, comprised of a $5.4 million decrease in targeted portfolio fair values, a $0.7 million decrease in the fair value of corporate notes and a $2.2 million increase in the fair value of commodity derivative instruments.  For the nine months ended September 30, 2007, as restated, the net increase in unrealized appreciation before income taxes of $2.8 million was $5.3 million, consisting of a $5.4 million increase in portfolio fair value offset by a $0.1 million decrease in the fair value of corporate notes.

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

Net Increase in Stockholders’ Equity from Operations

For the quarter ended September 30, 2008, as restated, we had a net increase in stockholders’ equity (net assets) resulting from operations of $15.3 million, or $0.70 per share, compared to $3.5 million, or $0.20 per share for the quarter ended September 30, 2007, as restated.  The $11.8 million or $0.50 per share difference is largely attributable to the realized capital gains on portfolio securities recorded during the third quarter of 2008, net of income taxes, unrealized depreciation and capital gains incentive fees.

For the nine months ended September 30, 2008, as restated, the net increase in stockholders’ equity (net assets) resulting from operations was $23.1 million, or $1.09 per share, compared to $22.8 million, or $1.32 per share for the nine months ended September 30, 2007, as restated.

Financial Condition, Liquidity and Capital Resources

During the quarter ended September 30, 2008, we generated cash from operations, including interest earned on our portfolio securities, as well as our investments in corporate notes, U.S. government securities and other high quality debt securities that mature in one year or less.  At September 30, 2008, we had cash and cash equivalents of $63.4 million, investments in U.S. Treasury Bills of $128.5 million and investments in corporate notes of $8.2 million.   As of September 30, 2008, we had investments in or commitments to fund loan facilities to eighteen portfolio companies totaling $365 million, of which $301 million was drawn.  We expect to fund our investments in 2008 and 2009 from income earned on our portfolio and temporary investments, repayments or realizations of existing investments and from borrowings under our Investment Facility.  On September 29, 2008, we extended the term of our Investment Facility by one year, from August 31, 2009 to August 31, 2010.  One of the five banks in our bank group declined to participate in the extension, which caused the total commitments on the Investment Facility to be reduced from $100 million to $87.5 million.  On October 7, 2008, we repaid the entirety of the $52.625 million balance on the Investment Facility leaving the entire $87.5 million of the Investment Facility available for future draws by us.  On October 9, 2008, we reduced the outstanding balance on the Treasury Facility from $126.25 million to $75 million.  See description under “Note 4: Credit Facilities and Borrowings” in the accompanying notes to consolidated financial statements.  Though the recent disruptions in the credit and equity markets has made our access to new debt and equity capital less certain, in the future, we may also fund a portion of our investments with issuances of equity or senior debt securities. We may also securitize a portion of our investments.  We expect our primary use of funds to be investments in portfolio companies, cash distributions to holders of our common stock and payment of fees and other operating expenses.

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

Contractual Obligations

A summary of our contractual payment obligations at September 30, 2008 is as follows:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

September 30, 2008:
Long-term debt obligations— revolving credit facilities (1)	$178,875,000	$-	$178,875,000	$-	$-
Total	$178,875,000	$-	$178,875,000	$-	$-

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

Recently Issued Accounting Pronouncements

See “ Note 12: Recent Accounting Pronouncements ” in the accompanying notes to consolidated financial statements for details of recently issued accounting pronouncements and their expected impact on our financial statements.

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

In connection with the preparation of this Quarterly Report on Form 10-Q/A, as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q/A (September 30, 2008), the Company performed an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act.

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

Discussion of Material Weakness

Management’s assessment identified a material weakness in the Company’s internal control over financial reporting.  As of September 30, 2008, the Company did not maintain effective controls over the determination and reporting of the provision for income taxes. This material weakness was initially disclosed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2008. As of December 31, 2009, our management concluded that we had not yet remediated this previously disclosed material weakness in our internal control over financial reporting. Specifically, management did not perform a sufficiently precise review of the 2007, 2008 and 2009 financial statements to ensure the completeness and accuracy of the Company’s calculation of its income tax provision and deferred income tax assets and liabilities. This deficiency resulted in the restatement of the Company’s consolidated financial statements for the years ended December 31, 2007 and 2008 (and the unaudited selected quarterly data for each of the quarters in 2007 and 2008 and the first three quarters in 2009), and results in a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

10.4	-	Amended and Restated Joint Code of Ethics (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 and incorporated herein by reference)

10.5	-	Form of Indemnity Agreement (filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference)

10.6	-
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
Third Amendment to Amended and Restated Revolving Credit Agreement effective as of September 29, 2008, by and between NGP Capital Resources Company, the lenders from time to time party thereto and SunTrust Bank (filed as Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008, and incorporated herein by reference)

10.14	-
Fourth Amendment to Treasury Secured Revolving Credit Agreement effective as of September 29, 2008, by and between NGP Capital Resources Company, the lenders from time to time party thereto and SunTrust (filed as Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008, and incorporated herein by reference)

31.1 *	-	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Executive Officer

31.2 *	-	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Financial Officer

32.1 *	-	Section 1350 Certification by the Chief Executive Officer

32.2 *	-	Section 1350 Certification by the Chief Financial Officer

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

10.4	-	Amended and Restated Joint Code of Ethics (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 and incorporated herein by reference)

10.5	-	Form of Indemnity Agreement (filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference)

10.6	-
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
Third Amendment to Amended and Restated Revolving Credit Agreement effective as of September 29, 2008, by and between NGP Capital Resources Company, the lenders from time to time party thereto and SunTrust Bank (filed as Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008, and incorporated herein by reference)

10.14	-
Fourth Amendment to Treasury Secured Revolving Credit Agreement effective as of September 29, 2008, by and between NGP Capital Resources Company, the lenders from time to time party thereto and SunTrust (filed as Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008, and incorporated herein by reference)

31.1 *	-	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Executive Officer

31.2 *	-	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Financial Officer

32.1 *	-	Section 1350 Certification by the Chief Executive Officer

32.2 *	-	Section 1350 Certification by the Chief Financial Officer

* Filed herewith.