Form 10-Q/A
period 2009-06-30
NGP Capital Resources Co
filed 2010-06-25
CIK 1297704

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

i

Explanatory Note

We are filing this Amended Quarterly Report on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, which we refer to as the Amended Filing, to restate our unaudited consolidated financial statements and related disclosures for the quarter ended June 30, 2009, as discussed in Note 2 to the accompanying restated unaudited consolidated financial statements.  Our original Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, which we refer to as the Original Filing, was filed with the Securities and Exchange Commission on August 7, 2009.

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

The remaining items contained in this Amended Filing consist of all other items originally contained in the Original Filing and are included for the convenience of the reader.  The sections of the Original Filing which were not amended are unchanged and continue in full force and effect as originally filed.  This Amended Filing speaks as of August 7, 2009, the date we filed the Original Filing, and has not been updated to reflect events occurring subsequent to the date of the original filing other than those associated with the evaluation of and resulting restatement of the Company’s consolidated financial statements.

iii

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2009	December 31, 2008
	(As Restated)	(As Restated)

Assets
Investments in portfolio securities at fair value
Control investments- majority owned (cost: $31,645,849 and $30,570,810, respectively)	$20,900,000	$24,570,000
Affiliate investments (cost: $28,427,067 and $46,558,058, respectively)	26,879,727	44,416,490
Non-affiliate investments (cost: $213,677,932 and $217,303,347, respectively)	151,588,801	175,243,078
Investments in corporate notes at fair value (cost: $11,563,571 and $11,586,899, respectively)	7,824,900	6,350,000
Investments in commodity derivative instruments at fair value (cost: $269,525 and $774,095, respectively)	1,400,375	8,212,872
Investments in U.S. Treasury Bills, at amortized cost which approximates fair value	76,151,096	-
Total investments	284,744,899	258,792,440

Cash and cash equivalents	37,678,624	133,805,575
Accounts receivable and other current assets	192,774	233,549
Interest receivable	3,521,030	2,410,360
Prepaid assets	995,251	1,898,905
Deferred tax assets	4,066,831	1,853,612
Total current assets	46,454,510	140,202,001

Total assets	$331,199,409	$398,994,441

Liabilities and stockholders' equity (net assets)
Current liabilities
Accounts payable and accrued expenses	$507,387	$512,926
Management and incentive fees payable	1,647,178	2,016,214
Dividends payable	2,595,384	8,867,563
Income taxes payable	151,301	3,529,308
Current portion of long-term debt	75,000,000	75,000,000
Total current liabilities	79,901,250	89,926,011

Deferred tax liabilities	1,588,428	1,231,829

Long-term debt, less current portion	15,000,000	45,000,000

Total liabilities	96,489,678	136,157,840

Commitments and contingencies (Note 8)

Stockholders’ equity (net assets)
Common stock, $.001 par value, 250,000,000 shares authorized; 21,628,202 shares issued and outstanding	21,628	21,628
Paid-in capital in excess of par	309,648,033	309,648,033
Undistributed net investment income (loss)	(4,139,969)	(3,296,608)
Undistributed net realized capital gain (loss)	2,103,349	2,038,312
Net unrealized appreciation (depreciation) of portfolio securities, corporate notes and commodity derivative instruments	(72,923,310)	(45,574,764)

Total stockholders’ equity (net assets)	234,709,731	262,836,601

Total liabilities and stockholders' equity (net assets)	$331,199,409	$398,994,441

Net asset value per share	$10.85	$12.15

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Investment income
Interest income:
Control investments - majority owned	$-	$134,601	$-	$255,515
Affiliate investments	1,445,090	522,622	2,801,166	717,401
Non-affiliate investments	4,927,247	6,920,901	9,765,710	15,557,325
Royalty income (loss), net of amortization:
Control investments - majority owned	42,343	20,692	65,679	48,707
Non-affiliate investments	(2,816,146)	553,897	(3,733,783)	1,071,731
Commodity derivative income, net of expired options	1,880,229	-	5,054,081	-
Other income	57,940	44,520	116,739	84,890

Total investment income	5,536,703	8,197,233	14,069,592	17,735,569

Operating expenses
Management fees	1,647,178	1,838,009	3,481,026	3,638,215
Professional fees	319,899	224,390	486,626	433,369
Insurance expense	199,959	198,812	400,180	397,629
Interest expense and fees	1,096,709	1,440,572	2,094,551	3,881,648
State and excise taxes	-	23,196	-	32,712
Other general and administrative expenses	745,591	713,063	1,542,539	1,451,663

Total operating expenses	4,009,336	4,438,042	8,004,922	9,835,236

Net investment income before income taxes	1,527,367	3,759,191	6,064,670	7,900,333

Benefit (provision) for income taxes	8,702	32,611	12,993	54,813

Net investment income	1,536,069	3,791,802	6,077,663	7,955,146

Net realized capital gain (loss) on portfolio securities, corporate notes and commodity derivative instruments:
Control investments - majority owned	(350,000)	-	(350,000)	-
Non-affiliate investments	296,037	-	296,037	-
Benefit (provision) for taxes on realized gain (loss)	119,000	-	119,000	-

Total net realized gain (loss) on investments	65,037	-	65,037	-

Net unrealized gain (loss) on investments
Net increase (decrease) in unrealized appreciation (depreciation) on portfolio securities, corporate notes and commodity derivative instruments:
Control investments - majority owned	(669,376)	217	(4,745,039)	280
Affiliate investments	388,484	-	594,228	-
Non-affiliate investments	(4,148,448)	1,611,122	(24,838,561)	(135,103)
Benefit (provision) for taxes on unrealized gain (loss)	255,000	-	1,640,826	-

Total net unrealized gain (loss) on investments	(4,174,340)	1,611,339	(27,348,546)	(134,823)

Net increase (decrease) in stockholders' equity (net assets) resulting from operations	$(2,573,234)	$5,403,141	$(21,205,846)	$7,820,323

Net increase (decrease) in stockholders' equity (net assets) resulting from operations per common share	$(0.12)	$0.28	$(0.98)	$0.39

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (NET ASSETS)

						Net Unrealized
						Appreciation (Depreciation)	Total
			Paid-in Capital	Undistributed	Undistributed	of Portfolio Securities,	Stockholders'
	Common Stock		in Excess	Net Investment	Net Realized	Corporate Notes and Commodity	Equity
	Shares	Amount	of Par	Income (Loss)	Capital Gain (Loss)	Derivative Instruments	(Net Assets)
Balance at December 31, 2008 (as restated)	21,628,202	$21,628	$309,648,033	$(3,296,608)	$2,038,312	$(45,574,764)	$262,836,601
Net increase (decrease) in stockholders' equity (net assets) resulting from operations	-	-	-	6,077,663	65,037	(27,348,546)	(21,205,846)

Dividends declared	-	-	-	(6,921,024)	-	-	(6,921,024)

Balance at June 30, 2009 (unaudited and as restated)	21,628,202	$21,628	$309,648,033	$(4,139,969)	$2,103,349	$(72,923,310)	$234,709,731

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Six Months Ended
	June 30, 2009	June 30, 2008
	(As Restated)	(As Restated)
Cash flows from operating activities
Net increase (decrease) in stockholders' equity (net assets) resulting from operations	$(21,205,846)	$7,820,323
Adjustments to reconcile net increase (decrease) in stockholders' equity (net assets) resulting from operations to net cash used in operating activities
Payment-in-kind interest	(1,378,292)	(1,728,817)
Net amortization of premiums, discounts and fees	6,267,170	(589,096)
Change in unrealized (appreciation) depreciation on portfolio securities, corporate notes and commodity derivative instruments	28,989,372	134,823
Effects of changes in operating assets and liabilities
Accounts receivable and other current assets	40,775	7,261
Interest receivable	(1,110,670)	(735,432)
Prepaid assets	903,654	950,134
Current portion of deferred income taxes	(2,213,219)	-
Accounts payable and accrued expenses	(374,574)	(527,287)
Income taxes payable	(3,378,007)	-
Non-current portion of deferred income taxes	356,599	(54,814)
Purchase of investments in portfolio securities, corporate notes and commodity derivative instruments	(23,212,163)	(81,412,478)
Redemption of investments in portfolio securities, corporate notes and commodity derivative instruments	39,532,549	28,551,706
Net purchase of investments in U.S. Treasury Bills	(76,151,096)	(14,033,251)

Net cash used in operating activities	(52,933,748)	(61,616,928)

Cash flows from financing activities
Proceeds from the issuance of common stock, net of underwriting costs	-	62,790,415
Borrowings under revolving credit facility	32,000,000	108,000,000
Repayments on revolving credit facility	(62,000,000)	(99,750,000)
Offering costs from the issuance of common stock	-	(739,265)
Dividends paid	(13,193,203)	(16,012,804)

Net cash provided by (used in) financing activities	(43,193,203)	54,288,346

Net increase (decrease) in cash and cash equivalents	(96,126,951)	(7,328,582)
Cash and cash equivalents, beginning of period	133,805,575	18,437,115

Cash and cash equivalents, end of period	$37,678,624	$11,108,533

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2009
(Unaudited)

Portfolio Company	Energy Industry Segment	Investment (1) (2) (4)	Principal	Cost	Fair Value (3)

TARGETED INVESTMENTS (22)

Control Investments- Majority Owned (50% to 100% owned)

DeanLake Operator, LLC	Oil & Natural Gas	Class A Preferred Units (5)		$13,900,255	$10,000,000
	Production and Development	Overriding Royalty Interest		18,456	100,000

Rubicon Energy Partners,	Oil & Natural Gas	LLC Units (4,000 units) (5)		-	-
LLC	Production and Development

TierraMar Energy LP	Oil & Natural Gas	Class A Preferred LP Units (5)		17,710,788	10,500,000
	Production and Development	Overriding Royalty Interest		16,350	300,000

Total Control Investments- Majority Owned (50% to 100% owned)				$31,645,849	$20,900,000

Affiliate Investments- (5% to 25% owned)

Bionol Clearfield, LLC	Alternative Fuels and	Senior Secured Tranche C	$5,000,000	$5,000,000	$5,000,000
	Specialty Chemicals	Construction Loan
		(LIBOR + 7.00%, due 9/06/2016)

BioEnergy Holding, LLC	Alternative Fuels and	Senior Secured Notes	11,402,395	9,850,326	9,850,326
	Specialty Chemicals	(15.00%, due 3/06/2015)
		BioEnergy International Warrants (5) (15)		502,759	502,759
		BioEnergy Holding Units (5)		1,296,771	1,296,771

Resaca Exploitation Inc.	Oil & Natural Gas	Senior Secured	9,098,889	8,541,955	8,541,955
	Production and Development	Revolving Credit Facility
		(The greater of 8.0% or LIBOR + 5.50%,
		due 5/01/2012)
		Common Stock (6,574,216 shares) (5) (18)		3,235,256	1,687,916

Total Affiliate Investments- (5% to 25% owned)				$28,427,067	$26,879,727

Non-Affiliate Investments- (less than 5% owned)

Alden Resources, LLC (19)	Coal Production	Senior Secured	$36,497,815	$34,216,680	$28,728,083
		Multiple-Advance Term Loan
		(LIBOR + 8.00% cash, LIBOR + 11.0%
		default, due 1/05/2013)
		Royalty Interest		2,565,017	7,500,000
		Warrants (5) (13)		100,000	-

Anadarko Petroleum Corporation	Oil & Natural Gas	Multiple-Advance Net Profits Interest	29,931,369	30,017,373	30,367,373
2007-III Drilling Fund	Production and Development	(Due 4/23/2032)

ATP Oil & Gas Corporation	Oil & Natural Gas	Limited Term Royalty Interest		17,266,351	8,415,540
	Production and Development

Black Pool Energy	Oil & Natural Gas	Senior Secured	17,000,000	16,678,185	16,678,185
Partners, LLC	Production and Development	Multiple-Advance Term Loan
		(The greater of 12.00% or LIBOR +
		8.00 % cash, 14.00% or LIBOR +
		10.00% PIK, due 10/24/2011)
		Overriding Royalty Interest (5)		10,000	10,000
		Warrants (5) (20)		10,000	10,000

BSR Loco Bayou, LLC (8)	Oil & Natural Gas	Senior Secured	2,654,935	2,192,489	1,330,401
	Production and Development	Multiple-Advance Term Loan
		(LIBOR + 5.50% cash, LIBOR + 8.50%
		default, due 8/15/2009) (7)
		Overriding Royalty Interest		18,205	20,000
		Warrants (5) (10)		10,000	-

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2009
(Unaudited)
(Continued)

Portfolio Company	Energy Industry Segment	Investment (1) (2) (4)	Principal	Cost	Fair Value (3)

TARGETED INVESTMENTS (22) - Continued

Non-Affiliate Investments- (less than 5% owned)- Continued

Chroma Exploration &	Oil & Natural Gas	9,711 Shares Series A Participating		$2,221,710	$-
Production, Inc.	Production and Development	Convertible Preferred Stock (7)
		8,868 Shares Series AA Participating		2,089,870	500,000
		Convertible Preferred Stock (7)
		8.11 Shares Common Stock (5)		-	-
		Warrants (5) (9)		-	-

Formidable, LLC (17)	Oil & Natural Gas	Senior Secured	38,615,809	38,615,809	5,600,000
	Production and Development	Multiple-Advance Term Loan
		(LIBOR + 5.50% cash, LIBOR + 8.50%
		default, due 5/31/2008) (7)
		Warrants (5) (14)		500,000	-

Greenleaf Investments, LLC	Oil & Natural Gas	Senior Secured	11,674,268	11,449,553	11,449,553
	Production and Development	Multiple-Advance Term Loan
		(The greater of 10.50% or LIBOR + 6.50%,
		due 4/30/2011)
		Overriding Royalty Interest		69,323	400,000

Nighthawk Transport I, LP	Energy Services	Second Lien	13,022,642	12,492,212	-
		Term Loan B
		(The greater of 21.0% or LIBOR + 16.50%,
		w/ PIK option available up to 6.0%,
		due 10/03/2010) (7)
		LP Units (5)		224	-
		Warrants (5) (12)		850,000	-

		Second Lien	1,457,656	1,440,477	-
		Delayed Draw Term Loan B
		(The greater of 21.0% or LIBOR + 16.50%,
		w/ PIK option available up to 6.0%,
		due 10/03/2010) (7)

Sonoran Energy, Inc.	Oil & Natural Gas	Warrants (5) (11)		10,000	-
	Production and Development

Tammany Oil & Gas, LLC	Oil & Natural Gas	Senior Secured	28,872,804	28,719,666	28,719,666
	Production and Development	Multiple-Advance Term Loan
		(The greater of 11.0% or LIBOR + 6.00%,
		due 3/21/2010)
		Overriding Royalty Interest		192,211	1,000,000

Venoco, Inc.	Oil & Natural Gas	Senior Notes (6)	12,000,000	11,942,577	10,860,000
	Production and Development	(8.75%, due 12/15/2011)

Total Non-Affiliate Investments- (less than 5% owned)				$213,677,932	$151,588,801

Subtotal Targeted Investments (61.83% of total investments)				$273,750,848	$199,368,528

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2009
(Unaudited)
(Continued)

Issuing Company	Energy Industry Segment	Investment (1) (2) (4)	Principal	Cost	Fair Value (3)
CORPORATE NOTES (22)

Pioneer Natural Resources Co.	Oil & Natural Gas	Senior Notes, 7.2%, due 2028	$10,000,000	$11,563,571	$7,824,900
	Production and Development

Subtotal Corporate Notes ( 2.43% of total investments)				$11,563,571	$7,824,900

COMMODITY DERIVATIVE INSTRUMENTS (22)

Put Options (16)	Put Options with BP Corporation North America, Inc. to sell up to			$128,700	$881,229
	237,750 Bbls of crude oil at a strike price of $101.00 per Bbl. 15 monthly
	contracts beginning on July 1, 2008 and expiring on September 30, 2009.

	Put Options with BP Corporation North America, Inc. to sell up to
	32,750 Bbls of crude oil at a strike price of $85.00 per Bbl. 4 monthly
	contracts beginning on October 1, 2009 and expiring on January 31, 2010.			140,825	519,146
Subtotal Commodity Derivative Instruments ( 0.43% of total investments)				$269,525	$1,400,375

GOVERNMENT SECURITIES (21)
U.S. Treasury Bills	U.S. Treasury Bills, 0.06%, due 07/16/2009		$50,000,000	$49,998,750	$49,998,750
U.S. Treasury Bills	U.S. Treasury Bills, 0.06%, due 07/16/2009		26,153,000	26,152,346	26,152,346

Subtotal Government Securities (23.62% of total investments)				$76,151,096	$76,151,096

CASH AND CASH EQUIVALENTS
Subtotal Cash and Cash Equivalents (11.69% of total investments)				$37,678,624	$37,678,624

TOTAL INVESTMENTS, CASH AND CASH EQUIVALENTS				$399,413,664	$322,423,523

LIABILITIES IN EXCESS OF OTHER ASSETS (23)					$(87,713,792)

NET ASSETS (23)					$234,709,731

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

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2008

Portfolio Company	Energy Industry Segment	Investment (1) (2) (4)	Principal	Cost	Fair Value (3)

TARGETED INVESTMENTS (22)

Control Investments - Majority Owned (50% to 100% owned)

DeanLake Operator, LLC	Oil & Natural Gas	Class A Preferred Units - 100% of outstanding		$13,900,255	$10,000,000
	Production and Development	units representing 100% ownership of
		DeanLake Operator, LLC until payout,
		80% after payout (5)
		Overriding Royalty Interest		18,897	20,000

Rubicon Energy Partners,	Oil & Natural Gas	LLC Units (4,000 units) representing		-	750,000
LLC	Production and Development	50% ownership of the assets of
		Rubicon Energy Partners, LLC (5)

TierraMar Energy LP	Oil & Natural Gas	Class A Preferred LP Units - 100% of		16,634,830	13,500,000
	Production and Development	outstanding units representing 100% ownership
		of TierraMar Energy LP until payout,
		67% after payout (5)
		Overriding Royalty Interest		16,828	300,000

Total Control Investments - Majority Owned (50% to 100% owned)				$30,570,810	$24,570,000

Affiliate Investments - (5% to 25% owned)

BioEnergy Holding, LLC	Alternative Fuels and	Senior Secured Notes	$10,606,557	$9,757,613	$9,757,613
	Specialty Chemicals	(15.00%, due 3/06/2015)
		BioEnergy International Warrants (5) (15)		595,845	595,845
		BioEnergy Holding Units - 11.54% of outstanding
		units of BioEnergy Holdings, LLC (5)		376,687	376,687

Bionol Clearfield, LLC (21)	Alternative Fuels and	Senior Secured Tranche C	5,000,000	5,000,000	5,000,000
	Specialty Chemicals	Construction Loan
		(LIBOR + 7.00%, due 9/06/2016)

Resaca Exploitation Inc.	Oil & Natural Gas	Senior Secured	28,000,000	27,592,657	27,592,657
	Production and Development	Multiple-Advance Term Loan
		(The greater of 10.0% or LIBOR + 6.00%,
		due 5/01/2012)
		Common Stock (6,574,216 shares) - representing		3,235,256	1,093,688
		7.13% of outstanding common stock of
		Resaca Exploitation Inc. (5) (18)

Total Affiliate Investments - (5% to 25% owned)				$46,558,058	$44,416,490

Non-affiliate Investments - (Less than 5% owned)

Alden Resources, LLC (19)	Coal Production	Senior Secured	$36,285,168	$33,772,038	$28,283,440
		Multiple-Advance Term Loan
		(LIBOR + 8.00% cash, due 1/05/2013)
		Royalty Interest		2,565,017	7,500,000
		Warrants (5) (13)		100,000	-

Anadarko Petroleum Corporation	Oil & Natural Gas	Multiple-Advance Net Profits Interest	37,255,948	37,352,982	37,352,982
2007-III Drilling Fund	Production and Development	(Due 4/23/2032)

ATP Oil & Gas Corporation	Oil & Natural Gas	Limited Term Royalty Interest		24,319,585	12,219,000
	Production and Development

Black Pool Energy	Oil & Natural Gas	Senior Secured	302,497	12,498	12,498
Partners, LLC	Production and Development	Multiple-Advance Term Loan
		(The greater of 12.00% or LIBOR +
		8.00 % cash, 14.00% or LIBOR +
		10.00% PIK, due 10/24/2011)
		Overriding Royalty Interest (5)		10,000	10,000
		Warrants (5) (20)		10,000	10,000

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2008
(Continued)

Portfolio Company	Energy Industry Segment	Investment (1) (2) (4)	Principal	Cost	Fair Value (3)

TARGETED INVESTMENTS (22) - Continued

Non-affiliate Investments - (Less than 5% owned) - Continued

BSR Loco Bayou, LLC (8)	Oil & Natural Gas	Senior Secured	$2,888,986	$2,401,884	$1,539,795
	Production and Development	Multiple-Advance Term Loan
		(LIBOR + 5.50% cash, LIBOR + 8.50%
		default, due 8/15/2009) (7)
		Overriding Royalty Interest		19,372	20,000
		Warrants (5) (10)		10,000	-

Chroma Exploration &	Oil & Natural Gas	9,711 Shares Series A Participating		2,221,710	-
Production, Inc.	Production and Development	Convertible Preferred Stock (7)
		8,868 Shares Series AA Participating		2,089,870	1,000,000
		Convertible Preferred Stock (7)
		8.11 Shares Common Stock (5)		-	-
		Warrants (5) (9)		-	-

Crossroads Energy, LP	Oil & Natural Gas	Senior Secured	4,820,204	4,781,487	4,781,487
	Production and Development	Multiple-Advance Term Loan
		(The greater of 10.0% or LIBOR + 5.50%,
		due 6/29/2009)
		Overriding Royalty Interest		5,120	250,000

Formidable, LLC (17)	Oil & Natural Gas	Senior Secured	37,299,054	37,299,054	22,500,000
	Production and Development	Multiple-Advance Term Loan
		(LIBOR + 5.50% cash, LIBOR + 8.50%
		default, due 5/31/2008) (7)
		Warrants (5) (14)		500,000	-

Greenleaf Investments, LLC	Oil & Natural Gas	Senior Secured	12,229,693	11,951,818	11,951,818
	Production and Development	Multiple-Advance Term Loan
		(The greater of 10.50% or LIBOR + 6.50%,
		due 4/30/2011)
		Overriding Royalty Interest		86,263	300,000

Nighthawk Transport I, LP	Energy Services	Second Lien	12,895,524	12,184,611	8,929,131
		Term Loan B
		(The greater of 15.0% or LIBOR + 10.50%,
		due 10/03/2010)
		LP Units (5)		224	-
		Warrants (5) (12)		850,000	-

		Second Lien	1,443,427	1,420,362	1,075,842
		Delayed Draw Term Loan B
		(The greater of 15.0% or LIBOR + 10.50%,
		due 10/03/2010)

Sonoran Energy, Inc.	Oil & Natural Gas	Warrants (5) (11)		10,000	-
	Production and Development

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2008
(Continued)

Issuing Company	Energy Industry Segment	Investment (1) (2) (4)	Principal	Cost	Fair Value (3)

TARGETED INVESTMENTS (22) - Continued

Non-affiliate Investments - (Less than 5% owned) - Continued

Tammany Oil & Gas, LLC	Oil & Natural Gas	Senior Secured	$31,447,804	$31,197,085	$31,197,085
	Production and Development	Multiple-Advance Term Loan
		(The greater of 11.0% or LIBOR + 6.00%,
		due 3/21/2010)
		Overriding Royalty Interest (5)		200,000	550,000

Venoco, Inc.	Oil & Natural Gas	Senior Notes (6)	12,000,000	11,932,367	5,760,000
	Production and Development	(8.75%, due 12/15/2011)

Total Non-affiliate Investments - (Less than 5% owned)				$217,303,347	$175,243,078

Subtotal Targeted Investments (58.76% of total investments)				$294,432,215	$244,229,568

CORPORATE NOTES (22)

Pioneer Natural Resources Co.	Oil & Natural Gas	Senior Notes, 7.2%, due 2028	$10,000,000	$11,586,899	$6,350,000
	Production and Development

Subtotal Corporate Notes ( 1.62% of total investments)				$11,586,899	$6,350,000

COMMODITY DERIVATIVE INSTRUMENTS (22)

Put Options (16)	Put Options with BP Corporation North America, Inc. to sell up to			$141,570	$933,484
	615,000 MMBtu of natural gas at a strike price of $10.00 per MMBtu.
	12 monthly contracts beginning on July 1, 2008 and expiring on June 30, 2009.

	Put Options with BP Corporation North America, Inc. to sell up to			491,700	6,146,906
	237,750 Bbls of crude oil at a strike price of $101.00 per Bbl. 15 monthly
	contracts beginning on July 1, 2008 and expiring on September 30, 2009.

	Put Options with BP Corporation North America, Inc. to sell up to			140,825	1,132,482
	32,750 Bbls of crude oil at a strike price of $85.00 per Bbl. 4 monthly
	contracts beginning on October 1, 2009 and expiring on January 31, 2010.
Subtotal Commodity Derivative Instruments ( 2.1% of total investments)				$774,095	$8,212,872

CASH AND CASH EQUIVALENTS
Subtotal Cash and Cash Equivalents (34.08% of total investments)				$133,805,575	$133,805,575

TOTAL INVESTMENTS, CASH AND CASH EQUIVALENTS				$440,598,784	$392,598,015

LIABILITIES IN EXCESS OF OTHER ASSETS (23)					$(129,761,414)

NET ASSETS (23)					$262,836,601

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

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED FINANCIAL HIGHLIGHTS
(Unaudited)

	For the Six Months Ended
	June 30, 2009	June 30, 2008
	(As Restated)	(As Restated)
Per Share Data (1)

Net asset value, beginning of period	$12.15	$14.14

Increase in net assets as a result of secondary public stock offering	-	0.40
Underwriting discounts and commissions related to secondary public stock offering	-	(0.15)
Other costs related to secondary public stock offering	-	(0.03)
Net increase in net assets from secondary public offering	-	0.22

Net asset value after public stock offerings	12.15	14.36

Net investment income	0.28	0.37
Net realized and unrealized gain (loss) on portfolio securities, corporate notes and commodity derivative instruments (4)	(1.26)	0.02

Net increase (decrease) in stockholders' equity (net assets) resulting from operations	(0.98)	0.39

Dividends declared	(0.32)	(0.80)

Net asset value, end of period	$10.85	$13.95

Market value, beginning of period	$8.37	$15.63
Market value, end of period	$5.87	$15.41
Market value return (2)	(26.16)%	3.64%
Net asset value return (2)	(5.98)%	3.70%

Ratios and Supplemental Data
($ and shares in thousands)

Net assets, end of period	$234,710	$301,636
Average net assets	$248,773	$274,526
Common shares outstanding at end of period	21,628	21,628
Total operating expenses/average net assets (3)	6.49%	7.20%
Total operating expenses less management and incentive fees and interest expense/average net assets (3)	1.97%	1.70%
Total operating expenses less management and incentive fees/average net assets (3)	3.67%	4.54%
Net investment income/average net assets (3)	4.93%	5.83%
Net increase (decrease) in net assets resulting from operations/average net assets (3)	(17.19)%	5.73%
Portfolio turnover rate	15.89%	10.40%

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

The effects of the restatement on the unaudited consolidated balance sheets at June 30, 2009 and December 31, 2008 are summarized in the following table:

	As Previously
	Reported	Reclassifications	As Reclassified	Restatement	As Restated
Consolidated Balance Sheets:
As of June 30, 2009
Investments in portfolio securities at fair value	$199,368,528	$(199,368,528)	$-	-	$-
Control investments - majority owned	-	20,900,000	20,900,000	-	20,900,000
Affiliate investments	-	26,879,727	26,879,727	-	26,879,727
Non-affiliate investments	-	151,588,801	151,588,801	-	151,588,801
Accounts receivable and other current assets	-	602	602	192,172	192,774
Prepaid assets	995,853	(602)	995,251	-	995,251
Deferred tax assets - current	6,509,431	-	6,509,431	(2,442,600)	4,066,831
Total current assets	48,704,938	-	48,704,938	(2,250,428)	46,454,510
Total assets	333,449,837	-	333,449,837	(2,250,428)	331,199,409
Income taxes payable	90,605	-	90,605	60,696	151,301
Total current liabilities	79,840,554	-	79,840,554	60,696	79,901,250
Deferred tax liabilities - non-current	980,346	-	980,346	608,082	1,588,428
Total liabilities	95,820,900	-	95,820,900	668,778	96,489,678
Paid-in capital in excess of par	315,184,191	-	315,184,191	(5,536,158)	309,648,033
Undistributed net investment income (loss)	(2,571,090)	-	(2,571,090)	(1,568,879)	(4,139,969)
Undistributed net realized capital gain (loss)	1,984,349	-	1,984,349	119,000	2,103,349
Net unrealized appreciation (depreciation) of portfolio securities, corporate notes and commodity derivative instruments	(76,990,141)	-	(76,990,141)	4,066,831	(72,923,310)
Total stockholders’ equity (net assets)	237,628,937	-	237,628,937	(2,919,206)	234,709,731
Total liabilities and stockholders' equity (net assets)	333,449,837	-	333,449,837	(2,250,428)	331,199,409
Net asset value per share	10.99	-	10.99	(0.14)	10.85
As of December 31, 2008
Investments in portfolio securities at fair value	$244,229,568	$(244,229,568)	$-	$-	$-
Control investments - majority owned	-	24,570,000	24,570,000	-	24,570,000
Affiliate investments	-	44,416,490	44,416,490	-	44,416,490
Non-affiliate investments	-	175,243,078	175,243,078	-	175,243,078
Accounts receivable and other current assets	41,377	-	41,377	192,172	233,549
Deferred tax assets - current	200,000	-	200,000	1,653,612	1,853,612
Total current assets	138,356,217	-	138,356,217	1,845,784	140,202,001
Deferred tax assets - non-current	3,600,000	-	3,600,000	(3,600,000)	-
Total assets	400,748,657	-	400,748,657	(1,754,216)	398,994,441
Deferred tax liabilities - non-current	-	-	-	1,231,829	1,231,829
Total liabilities	134,926,011	-	134,926,011	1,231,829	136,157,840
Paid-in capital in excess of par	315,184,191	-	315,184,191	(5,536,158)	309,648,033
Undistributed net investment income (loss)	(3,420,716)	-	(3,420,716)	124,108	(3,296,608)
Net unrealized appreciation (depreciation) of portfolio securities, corporate notes and commodity derivative instruments	(48,000,769)	-	(48,000,769)	2,426,005	(45,574,764)
Total stockholders’ equity (net assets)	265,822,646	-	265,822,646	(2,986,045)	262,836,601
Total liabilities and stockholders' equity (net assets)	400,748,657	-	400,748,657	(1,754,216)	398,994,441
Net asset value per share	12.29	-	12.29	(0.14)	12.15

The effects of the restatement on the unaudited consolidated statements of operations for the three and six-month periods ended June 30, 2009 are summarized in the following table:

	As Previously
	Reported	Reclassifications	As Reclassified	Restatement	As Restated
Consolidated Statements of Operations:
For the Three Months Ended June 30, 2009
Investment income
Interest income:	$6,372,337	$(6,372,337)	$-	$-	$-
Affiliate investments	-	1,445,090	1,445,090	-	1,445,090
Non-affiliate investments	-	4,927,247	4,927,247	-	4,927,247
Royalty income (loss), net of amortization:	(2,773,803)	2,773,803	-	-	-
Control investments - majority owned	-	42,343	42,343	-	42,343
Non-affiliate investments	-	(2,816,146)	(2,816,146)	-	(2,816,146)
State and excise taxes	7,066	-	7,066	(7,066)	-
Other general and administrative expenses	745,589	-	745,589	2	745,591
Total operating expenses	4,016,400	-	4,016,400	(7,064)	4,009,336
Net investment income before income taxes	1,520,303	-	1,520,303	7,064	1,527,367
Benefit (provision) for income taxes	376,672	-	376,672	(367,970)	8,702
Net investment income	1,896,975	-	1,896,975	(360,906)	1,536,069
Net realized capital gain (loss) on portfolio securities, corporate notes and commodity derivative instruments:	(53,963)	53,963	-	-	-
Control investments - majority owned	-	(350,000)	(350,000)	-	(350,000)
Non-affiliate investments	-	296,037	296,037	-	296,037
Benefit (provision) for taxes on realized gain (loss)	-	-	-	119,000	119,000
Total net realized gain (loss) on investments	(53,963)	-	(53,963)	119,000	65,037
Net increase (decrease) in unrealized appreciation (depreciation) on portfolio securities, corporate notes and commodity derivative instruments:	(4,429,340)	4,429,340	-	-	-
Control investments - majority owned	-	(669,376)	(669,376)	-	(669,376)
Affiliate investments	-	388,484	388,484	-	388,484
Non-affiliate investments	-	(4,148,448)	(4,148,448)	-	(4,148,448)
Benefit (provision) for taxes on unrealized gain (loss)	-	-	-	255,000	255,000
Total net unrealized gain (loss) on investments	(4,429,340)	-	(4,429,340)	255,000	(4,174,340)
Net increase (decrease) in stockholders' equity (net assets) resulting from operations	(2,586,328)	-	(2,586,328)	13,094	(2,573,234)

	As Previously
	Reported	Reclassifications	As Reclassified	Restatement	As Restated
For the Six Months Ended June 30, 2009
Investment income
Interest income:	$12,566,875	$(12,566,875)	$-	$-	$-
Affiliate investments	-	2,801,166	2,801,166	-	2,801,166
Non-affiliate investments	-	9,765,710	9,765,710	-	9,765,710
Royalty income (loss), net of amortization:	(3,668,103)	3,668,103	-	-	-
Control investments - majority owned	-	65,679	65,679	-	65,679
Non-affiliate investments	-	(3,733,783)	(3,733,783)	-	(3,733,783)
State and excise taxes	12,685	-	12,685	(12,685)	-
Other general and administrative expenses	1,542,538	-	1,542,538	1	1,542,539
Total operating expenses	8,017,606	-	8,017,606	(12,684)	8,004,922
Net investment income before income taxes	6,051,986	-	6,051,986	12,684	6,064,670
Benefit (provision) for income taxes	1,718,665	-	1,718,665	(1,705,672)	12,993
Net investment income	7,770,651	-	7,770,651	(1,692,988)	6,077,663
Net realized capital gain (loss) on portfolio securities, corporate notes and commodity derivative instruments:	(53,963)	53,963	-	-	-
Control investments - majority owned	-	(350,000)	(350,000)	-	(350,000)
Non-affiliate investments	-	296,037	296,037	-	296,037
Benefit (provision) for taxes on realized gain (loss)	-	-	-	119,000	119,000
Total net realized gain (loss) on investments	(53,963)	-	(53,963)	119,000	65,037
Net increase (decrease) in unrealized appreciation (depreciation) on portfolio securities, corporate notes and commodity derivative instruments:	(28,989,372)	28,989,372	-	-	-
Control investments - majority owned	-	(4,745,039)	(4,745,039)	-	(4,745,039)
Affiliate investments	-	594,228	594,228	-	594,228
Non-affiliate investments	-	(24,838,561)	(24,838,561)	-	(24,838,561)
Benefit (provision) for taxes on unrealized gain (loss)	-	-	-	1,640,826	1,640,826
Total net unrealized gain (loss) on investments	(28,989,372)	-	(28,989,372)	1,640,826	(27,348,546)
Net increase (decrease) in stockholders' equity (net assets) resulting from operations	(21,272,684)	-	(21,272,684)	66,838	(21,205,846)

The effects of the restatement on the unaudited consolidated statement of cash flows for the six-month period ended June 30, 2009 are summarized in the following table:

	As Previously
	Reported	Reclassifications	As Reclassified	Restatement	As Restated
Consolidated Statement of Cash Flows:
For the Six Months Ended June 30, 2009
Cash flows from operating activities
Net increase (decrease) in stockholders' equity (net assets) resulting from operations	$(21,272,684)	$-	$(21,272,684)	$66,838	$(21,205,846)
Effects of changes in operating assets and liabilities
Accounts receivable and other current assets	-	-	-	40,775	40,775
Prepaid assets	944,429	-	944,429	(40,775)	903,654
Current portion of deferred income taxes	(6,309,431)	-	(6,309,431)	4,096,212	(2,213,219)
Accounts payable and accrued expenses	(374,575)	-	(374,575)	1	(374,574)
Income taxes payable	(3,438,703)	-	(3,438,703)	60,696	(3,378,007)
Non-current portion of deferred income taxes	4,580,346	-	4,580,346	(4,223,747)	356,599

Note 3:	Significant Accounting Policies

The interim unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The interim consolidated financial statements have been prepared by management of the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations, although the Company believes the disclosures included herein are adequate to make the information presented not misleading.  In the opinion of management, all adjustments which are of a normal recurring nature considered necessary for presentation of the information have been included.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  Interim results are not necessarily indicative of results for a full year. Management has evaluated subsequent events for recognition or disclosure through August 7, 2009, which was the date we filed this Form 10-Q with the SEC. See Subsequent Events in Note 13.

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

The Company’s consolidated subsidiaries, NGPC Asset Holdings, LP, NGPC Asset Holdings II, LP, NGPC Asset Holdings III, LP, NGPC Asset Holdings V, LP and NGPC Nevada, LLC, collectively (“NGPCAH”), are subject to federal income taxes for the period ended June 30, 2009.  The difference between the effective income tax rate of 7.72% and the statutory federal tax rate of 34% for the six months ended June 30, 2009 is attributable to RIC investment company taxable income that generally will not be subject to federal income tax.  The difference between the effective tax rate of 12.95% and the statutory federal tax rate of 34% for the three months ended June 30, 2009 is attributable to RIC investment company taxable income that generally will not be subject to federal income tax.

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

Year	Undistributed Net Investment Income (Loss)	Undistributed Net Realized Capital Gain (Loss)	Paid-in Capital in Excess of Par

2008, as restated	$5,457,699	$(7,415,573)	$1,957,874

Note 10:	Fair Value

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

Below is a summary of the Company’s commodity derivative instruments as of June 30, 2009.

		Weighted
	Volumes (Bbls) at	average strike	Fair Value at
	June 30, 2009	price per Bbl	June 30, 2009

Oil:
Put Options:
2009	55,000	$92.55	1,286,984
2010	7,000	$85.00	113,391

Total Oil Put Options	62,000		$1,400,375

Note 12:	Recent Accounting Pronouncements

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

In March 2008, FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, (“SFAS No. 161”).  SFAS No. 161 requires enhanced disclosure about the fair value of derivative instruments and their gains or losses in tabular format and information about credit risk related contingent features in derivative agreements, counterparty credit risk, and the company’s strategies and objectives for using derivative instruments.  SFAS No. 161 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and as such, was adopted by the Company on January 1, 2009.  The principal impact was to require the expansion of our disclosure regarding our derivative instruments.  See Note 11 for additional disclosures required by SFAS No. 161.

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

In May 2009, the FASB issued SFAS 165, Subsequent Events, which establishes reporting and disclosure requirements based on the existence of conditions at the date of the balance sheet for events or transactions that occurred after the balance sheet date but before the financial statements are issued or are available to be issued. Companies are required to disclose the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or were available to be issued. SFAS 165 is effective for financial statements issued for fiscal and interim periods ending after June 15, 2009 and is applied prospectively. The Company adopted SFAS 165 as of June 30, 2009. See Significant Accounting Policies in Note 3.

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

Note 13:	Subsequent Events

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

As discussed in the Explanatory Note to this Amended Filing, the Company is amending and restating its Original Filing of its Quarterly Report on Form 10−Q for the quarter ended June 30, 2009.  For a discussion of the significant restatement adjustments and the background leading to the adjustments, see Note 2, Restatement of Consolidated Financial Statements, in Notes to Consolidated Financial Statements.  All amounts in this Amended Filing affected by the restatement adjustments reflect such amounts as restated.

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

Results of Operations

Investment Income

Investment income for the quarter ended June 30, 2009, as restated, was $5.5 million, with $6.2 million attributable to interest from targeted investments in eleven portfolio companies, $1.9 million attributable to income from commodity derivative instruments, a $2.8 million net loss attributable to royalty income net of amortization, and $0.2 million from corporate notes, investments in cash and cash equivalents and fee income from third parties and affiliates. This compares to investment income for the quarter ended June 30, 2008 of $8.2 million, with $6.9 million attributable to targeted investments in 18 portfolio companies, $0.6 million attributable to royalty income net of amortization, and $0.7 million from corporate notes, investments in cash and cash equivalents and fee income from third parties and affiliates.

For the six months ended June 30, 2009, as restated, investment income decreased by $3.7 million, or 20.7%, to $14.1 million from $17.7 million for the same period in 2008. For the six months ended June 30, 2009, we recorded $12.1 million attributable to targeted investments in portfolio companies, $5.1 million attributable to income from commodity derivative instruments, a $3.7 million net loss attributable to royalty income net of amortization, $0.6 million from corporate notes, investments in cash and cash equivalents and fee income from third parties and affiliates. This compares to $14.6 million attributable to targeted investments in portfolio companies, $1.1 million attributable to royalty income net of amortization, $2.0 million from corporate notes, investments in cash and cash equivalents and fee income from third parties and affiliates, for the same period in 2008.

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

Net Investment Income before Income Taxes

For the quarter ended June 30, 2009, as restated, net investment income before income taxes was $1.5 million compared to $3.8 million for the quarter ended June 30, 2008.  The 59.6% decrease was primarily due to lower interest income on overall lower principal balances, the increase in the balance of non-accruing investments and the effect of lower commodity prices on royalty income, net of amortization.

For the six months ended June 30, 2009, as restated, net investment income before income taxes was $6.1 million compared to $7.9 million for the six months ended June 30, 2008.  The 23.4% decrease was primarily due to lower interest income on overall lower principal balances and an increase in the balance of non-accruing and non-income producing investments, offset by lower credit facility interest expense and fees on our reduced debt balance.

Net Realized Gains

A net capital loss of $0.05 million before income tax benefit of $0.1 million was realized for the quarter ended June 30, 2009, as restated, a result of a $0.30 million capital gain on the sale of our Crossroads overriding royalty interest, less a $0.35 million reduction to our Rubicon Energy Partners, LLC capital gain recorded in 2008. There were no realized capital gains or losses for the quarter ended June 30, 2008.

Unrealized Appreciation or Depreciation on Investments

For the quarter ended June 30, 2009, as restated, the increase in net unrealized depreciation before income tax benefit of $0.3 million was $4.4 million, comprised of a $3.0 million decrease in targeted portfolio fair value and a decrease of $3.1 million in commodity derivative instruments fair value, offset by an increase of $1.7 million in the fair value of our corporate notes.  The decrease in targeted portfolio fair value was largely a result of changes in the estimated current market values of underlying assets.  The decrease in the fair value of commodity derivative instruments was a result of the reversal of 2008 unrealized appreciation due to realizations in the second quarter of 2009.

For the quarter ended June 30, 2008, as restated, the increase in net unrealized appreciation was $1.6 million, comprised of a $1.6 million increase in targeted portfolio fair value, a $0.2 million increase in the fair value of corporate notes and a $0.2 million decrease in the fair value of commodity derivative instruments.

For the six months ended June 30, 2009, as restated, the increase in net unrealized depreciation before income tax benefit of $1.6 million was $29.0 million, comprised of a decrease in targeted portfolio fair value of $24.2 million and a $6.3 million decrease in the fair value of commodity derivative instruments, offset by a $1.5 million increase in the fair value of our corporate notes. This compares to an increase in net unrealized depreciation of $0.1 million for the six months ended June 30, 2008, as restated, comprised of an increase in targeted portfolio fair value of $0.2 million, a $0.1 million decrease in the fair value of our corporate notes and a $0.2 million decrease in the fair value of commodity derivative instruments.

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

Net Increase or Decrease in Stockholders’ Equity from Operations

For the quarter ended June 30, 2009, as restated, we had a net decrease in stockholders’ equity (net assets) resulting from operations of $2.6 million, or $0.12 per share decrease, compared to a net increase of $5.4 million, or $0.28 per share increase for the quarter ended June 30, 2008, as restated.  The $8.0 million, or $0.40 per share net decrease is attributable to the $1.9 million decrease in net investment income after income taxes and the $6.1 million increase in unrealized depreciation on our investments during the second quarter of 2009, compared to the second quarter of 2008.

For the six months ended June 30, 2009, as restated, the net decrease in stockholders’ equity (net assets) resulting from operations was $21.2 million, or $0.98 per share decrease, compared to an increase of $7.8 million, or $0.39 per share increase, for the six months ended June 30, 2008, as restated.

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

Recently Issued Accounting Pronouncements

See “Note 12: Recent Accounting Pronouncements” in the accompanying notes to consolidated financial statements for details of recently issued accounting pronouncements and their expected impact on our financial statements.

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

In connection with the preparation of this Quarterly Report on Form 10-Q/A, as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q/A (June 30, 2009), the Company performed an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act.

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

Discussion of Material Weakness

Management’s assessment identified a material weakness in the Company’s internal control over financial reporting.  As of June 30, 2009, the Company did not maintain effective controls over the determination and reporting of the provision for income taxes. This material weakness was initially disclosed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2008. As of December 31, 2009, our management concluded that we had not yet remediated this previously disclosed material weakness in our internal control over financial reporting. Specifically, management did not perform a sufficiently precise review of the 2007, 2008 and 2009 financial statements to ensure the completeness and accuracy of the Company’s calculation of its income tax provision and deferred income tax assets and liabilities. This deficiency resulted in the restatement of the Company’s consolidated financial statements for the years ended December 31, 2007 and 2008 (and the unaudited selected quarterly data for each of the quarters in 2007 and 2008 and the first three quarters in 2009), and results in a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following is a summary of the votes cast at the 2009 annual meeting of stockholders:

Results of Voting
1. Election of Directors:	Voted For	Withheld
David R. Albin	18,340,328	920,590
Lon C. Kile	18,326,289	934,629

				Broker
	Voted For	Against	Abstentions	Non-Votes
2. To authorize the Company to offer and issue warrants exercisable for, rights to subscribe for, and preferred stock and debt convertible into, shares of our common stock subject to certain limitations set forth in the proxy statement for the 2009 annual meeting of stockholders	9,116,423	1,787,604	124,116	8,232,775

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits

No.	Exhibit

Exhibits No.	Exhibit
3.1	Articles of Amendment and Restatement (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference)
3.2	Bylaws (filed as Exhibit (b) to the Company’s Registration Statement on Form N-2 filed on August 16, 2004 (Registration No. 333-118279), and incorporated herein by reference)
4.1
Form of Stock Certificate (filed as Exhibit (d) to the Company’s Pre-Effective Amendment No. 2 to Registration Statement on Form N-2 filed on October 7, 2004 (Registration No. 333-118279), and incorporated herein by reference)

4.2	Dividend Reinvestment Plan (filed as Exhibit (e) to the Company’s Registration Statement on Form N-2 filed on August 16, 2004 (Registration No. 333-118279), and incorporated herein by reference)
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
10.5
Amended and Restated Revolving Credit Agreement, dated as of August 31, 2006, between the Company, the lenders from time to time party thereto and SunTrust Bank, as administrative agent for the lenders (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference)

10.6
Treasury Secured Revolving Credit Agreement, dated as of August 31, 2006, between the Company, the lenders from time to time party thereto and SunTrust Bank as administrative agent for the lenders (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference)

10.7
Custody Agreement between the Company and Wells Fargo Bank, N.A. (filed as Exhibit (j)(1) to the Company’s Pre-Effective Amendment No. 1 to Registration Statement on Form N-2 filed September 24, 2004 (Registration No. 333-118279), and incorporated herein by reference)

10.8
Amendment No. 1 to Custody Agreement between the Company and Wells Fargo Bank, N.A. (filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31,  2007, and incorporated herein by reference)

10.9
Amendment No. 2 to Custody Agreement between the Company and Wells Fargo Bank, N.A. (filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, and incorporated herein by reference)

10.10
First Amendment to Amended and Restated Revolving Credit Agreement effective as of August 31, 2006, between the Company, the lenders from time to time party thereto and SunTrust Bank (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, and incorporated herein by reference)

10.11
First Amendment to Treasury Secured Revolving Credit Agreement effective as of August 31, 2006, between the Company, the lenders from time to time party thereto and SunTrust Bank (filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, and incorporated herein by reference)

10.12
Second Amendment to Treasury Secured Revolving Credit Agreement effective as of September 28, 2007, between the Company, the lenders from time to time party thereto and SunTrust Bank (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on October 24, 2007, and incorporated herein by reference)

10.13
Second Amendment to Amended and Restated Revolving Credit Agreement effective as of March 13, 2008, between the Company, the lenders from time to time party thereto and SunTrust Bank (filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, and incorporated herein by reference)

Exhibits No.	Exhibit

10.14
Third Amendment to Treasury Secured Revolving Credit Agreement effective as of March 13, 2008, between the Company, the lenders from time to time party thereto and SunTrust Bank (filed as Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, and incorporated herein by reference)

10.15
Third Amendment to Amended and Restated Revolving Credit Agreement effective as of September 29, 2008, between the Company, the lenders from time to time party thereto and SunTrust Bank (filed as Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, and incorporated herein by reference)

10.16
Fourth Amendment to Treasury Secured Revolving Credit Agreement effective as of September 29, 2008, between the Company, the lenders from time to time party thereto and SunTrust (filed as Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, and incorporated herein by reference)

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

NGP CAPITAL RESOURCES COMPANY

Date: June 24, 2010	By:	/s/ John H. Homier
John H. Homier
President and Chief Executive Officer

Date: June 24, 2010	By:	/s/ Stephen K. Gardner
Stephen K. Gardner
Chief Financial Officer, Treasurer and Secretary

Index to Exhibits

Exhibits No.	Exhibit
3.1	Articles of Amendment and Restatement (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference)
3.2	Bylaws (filed as Exhibit (b) to the Company’s Registration Statement on Form N-2 filed on August 16, 2004 (Registration No. 333-118279), and incorporated herein by reference)
4.1
Form of Stock Certificate (filed as Exhibit (d) to the Company’s Pre-Effective Amendment No. 2 to Registration Statement on Form N-2 filed on October 7, 2004 (Registration No. 333-118279), and incorporated herein by reference)

4.2	Dividend Reinvestment Plan (filed as Exhibit (e) to the Company’s Registration Statement on Form N-2 filed on August 16, 2004 (Registration No. 333-118279), and incorporated herein by reference)
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
10.5
Amended and Restated Revolving Credit Agreement, dated as of August 31, 2006, between the Company, the lenders from time to time party thereto and SunTrust Bank, as administrative agent for the lenders (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference)

10.6
Treasury Secured Revolving Credit Agreement, dated as of August 31, 2006, between the Company, the lenders from time to time party thereto and SunTrust Bank as administrative agent for the lenders (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference)

10.7
Custody Agreement between the Company and Wells Fargo Bank, N.A. (filed as Exhibit (j)(1) to the Company’s Pre-Effective Amendment No. 1 to Registration Statement on Form N-2 filed September 24, 2004 (Registration No. 333-118279), and incorporated herein by reference)

10.8
Amendment No. 1 to Custody Agreement between the Company and Wells Fargo Bank, N.A. (filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31,  2007, and incorporated herein by reference)

10.9
Amendment No. 2 to Custody Agreement between the Company and Wells Fargo Bank, N.A. (filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, and incorporated herein by reference)

10.10
First Amendment to Amended and Restated Revolving Credit Agreement effective as of August 31, 2006, between the Company, the lenders from time to time party thereto and SunTrust Bank (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, and incorporated herein by reference)

10.11
First Amendment to Treasury Secured Revolving Credit Agreement effective as of August 31, 2006, between the Company, the lenders from time to time party thereto and SunTrust Bank (filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, and incorporated herein by reference)

10.12
Second Amendment to Treasury Secured Revolving Credit Agreement effective as of September 28, 2007, between the Company, the lenders from time to time party thereto and SunTrust Bank (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on October 24, 2007, and incorporated herein by reference)

10.13
Second Amendment to Amended and Restated Revolving Credit Agreement effective as of March 13, 2008, between the Company, the lenders from time to time party thereto and SunTrust Bank (filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, and incorporated herein by reference)

Exhibits No.	Exhibit
10.14
Third Amendment to Treasury Secured Revolving Credit Agreement effective as of March 13, 2008, between the Company, the lenders from time to time party thereto and SunTrust Bank (filed as Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, and incorporated herein by reference)

10.15
Third Amendment to Amended and Restated Revolving Credit Agreement effective as of September 29, 2008, between the Company, the lenders from time to time party thereto and SunTrust Bank (filed as Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, and incorporated herein by reference)

10.16
Fourth Amendment to Treasury Secured Revolving Credit Agreement effective as of September 29, 2008, between the Company, the lenders from time to time party thereto and SunTrust (filed as Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, and incorporated herein by reference)

31.1*	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Executive Officer
31.2*	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Financial Officer
32.1*	Section 1350 Certification by the Chief Executive Officer
32.2*	Section 1350 Certification by the Chief Financial Officer

* Filed herewith.