Form 10-Q/A
period 2009-09-30
NGP Capital Resources Co
filed 2010-06-25
CIK 1297704

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

TABLE OF CONTENTS

i

Explanatory Note

We are filing this Amended Quarterly Report on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, which we refer to as the Amended Filing, to restate our unaudited consolidated financial statements and related disclosures for the quarter ended September 30, 2009, as discussed in Note 2 to the accompanying restated unaudited consolidated financial statements.  Our original Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, which we refer to as the Original Filing, was filed with the Securities and Exchange Commission on November 6, 2009.

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

For the convenience of the reader, this Amended Filing sets forth the Original Filing, as modified and superseded where necessary to reflect the amendment and restatement of our unaudited consolidated financial statements and related disclosures.  The following items have been amended principally as a result of, and to reflect, the restatement:

•	Part I –Item 1. Consolidated Financial Statements;
•	Part I –Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations;
•	Part I – Item 4. Controls and Procedures;
•	Part II –Item 1.A. Risk Factors; and
•	Part II –Item 6. Exhibits.

In accordance with applicable rules of the Securities and Exchange Commission, this Amended Filing includes certifications from our Chief Executive Officer and Chief Financial Officer dated as of the date of this filing.

The remaining items contained in this Amended Filing consist of all other items originally contained in the Original Filing and are included for the convenience of the reader.  The sections of the Original Filing which were not amended are unchanged and continue in full force and effect as originally filed.  This Amended Filing speaks as of November 6, 2009, the date we filed the Original Filing, and has not been updated to reflect events occurring subsequent to the date of the original filing other than those associated with the evaluation of and resulting restatement of the Company’s consolidated financial statements.

iii

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2009	December 31, 2008
	(As Restated)	(As Restated)

Assets
Investments in portfolio securities at fair value
Control investments - majority owned
(cost: $117,352,053 and $30,570,810, respectively)	$74,124,888	$24,570,000
Affiliate investments
(cost: $30,672,278 and $46,558,058, respectively)	33,636,100	44,416,490
Non-affiliate investments
(cost: $109,002,291 and $217,303,347, respectively)	85,967,188	175,243,078
Investments in corporate notes at fair value
(cost: $11,551,596 and $11,586,899, respectively)	8,697,900	6,350,000
Investments in commodity derivative instruments at fair value
(cost: $140,825 and $774,095, respectively)	616,053	8,212,872
Total investments	203,042,129	258,792,440

Cash and cash equivalents	83,506,819	133,805,575
Accounts receivable and other current assets	150,424	233,549
Interest receivable	1,095,418	2,410,360
Prepaid assets	995,621	1,898,905
Deferred tax assets	4,580,231	1,853,612
Total current assets	90,328,513	140,202,001

Total assets	$293,370,642	$398,994,441

Liabilities and stockholders' equity (net assets)
Current liabilities
Accounts payable and accrued expenses	$674,190	$512,926
Management and incentive fees payable	1,540,756	2,016,214
Dividends payable	3,244,230	8,867,563
Income taxes payable	93,787	3,529,308
Current portion of long-term debt	40,000,000	75,000,000
Total current liabilities	45,552,963	89,926,011

Deferred tax liabilities	1,622,056	1,231,829
Long-term debt, less current portion	-	45,000,000

Total liabilities	47,175,019	136,157,840

Commitments and contingencies (Note 8)

Stockholders’ equity (net assets)
Common stock, $.001 par value, 250,000,000 shares authorized;
21,628,202 shares issued and outstanding	21,628	21,628
Paid-in capital in excess of par	309,648,033	309,648,033
Undistributed net investment income (loss)	(4,480,704)	(3,296,608)
Undistributed net realized capital gain (loss)	2,103,349	2,038,312
Net unrealized appreciation (depreciation) of portfolio securities,
corporate notes and commodity derivative instruments	(61,096,683)	(45,574,764)

Total stockholders’ equity (net assets)	246,195,623	262,836,601

Total liabilities and stockholders' equity (net assets)	$293,370,642	$398,994,441

Net asset value per share	$11.38	$12.15

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Investment income
Interest income:
Control investments - majority owned	$967,554	$55,215	$967,554	$310,730
Affiliate investments	1,158,016	1,217,558	3,959,181	1,934,959
Non-affiliate investments	3,965,629	6,365,900	13,731,339	21,923,225
Royalty income (loss), net of amortization:
Control investments - majority owned	828,553	78,869	894,233	127,576
Non-affiliate investments	(1,755,557)	2,373,894	(5,489,340)	3,445,625
Commodity derivative income, net of expired options	829,946	(274,625)	5,884,027	(274,625)
Other income	27,526	52,877	144,264	137,767

Total investment income	6,021,667	9,869,688	20,091,258	27,605,257

Operating expenses
Management fees	1,540,756	1,944,869	5,021,782	5,583,084
Incentive fees	-	2,526,011	-	2,526,011
Professional fees	214,591	174,150	701,217	607,519
Insurance expense	199,959	198,812	600,140	596,442
Interest expense and fees	446,600	1,470,091	2,541,151	5,351,738
State and excise taxes	-	-	-	32,712
Other general and administrative expenses	718,585	690,152	2,261,123	2,141,815

Total operating expenses	3,120,491	7,004,085	11,125,413	16,839,321

Net investment income before income taxes	2,901,176	2,865,603	8,965,845	10,765,936

Benefit (provision) for income taxes	2,321	22,135	15,314	76,948

Net investment income	2,903,497	2,887,738	8,981,159	10,842,884

Net realized capital gain (loss) on investments
Net realized capital gain (loss) on portfolio securities, corporate notes and commodity derivative instruments:
Control investments - majority owned	-	12,336,596	(350,000)	12,336,596
Non-affiliate investments	-	5,964,494	296,037	5,964,494
Benefit (provision) for taxes on capital gain (loss)	-	(4,194,443)	119,000	(4,194,443)

Total net realized capital gain (loss) on investments	-	14,106,647	65,037	14,106,647

Net unrealized gain (loss) on investments
Net increase (decrease) in unrealized appreciation (depreciation) on portfolio securities, corporate notes and commodity derivative instruments:
Control investments - majority owned	1,688,108	(6,199,148)	(3,056,931)	(6,198,868)
Affiliate investments	4,511,162	6,054,143	5,105,390	6,054,143
Non-affiliate investments	5,113,957	(3,667,899)	(19,724,604)	(3,803,002)
Benefit (provision) for taxes on unrealized gain (loss)	513,400	2,142,000	2,154,226	2,142,000

Total net unrealized gain (loss) on investments	11,826,627	(1,670,904)	(15,521,919)	(1,805,727)

Net increase (decrease) in stockholders' equity (net assets) resulting from operations	$14,730,124	$15,323,481	$(6,475,723)	$23,143,804

Net increase (decrease) in stockholders' equity (net assets) resulting from operations per common share	$0.68	$0.70	$(0.30)	$1.09

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (NET ASSETS)

						Net Unrealized
						Appreciation (Depreciation)	Total
			Paid-in Capital	Undistributed	Undistributed	of Portfolio Securities,	Stockholders'
	Common Stock		in Excess	Net Investment	Net Realized	Corporate Notes and Commodity	Equity
	Shares	Amount	of Par	Income (Loss)	Capital Gain (Loss)	Derivative Instruments	(Net Assets)
Balance at December 31, 2008 (as restated)	21,628,202	$21,628	$309,648,033	$(3,296,608)	$2,038,312	$(45,574,764)	$262,836,601
Net increase (decrease) in
stockholders' equity (net assets)
resulting from operations	-	-	-	8,981,159	65,037	(15,521,919)	(6,475,723)

Dividends declared	-	-	-	(10,165,255)	-	-	(10,165,255)
Balance at September 30, 2009 (unaudited and as restated)	21,628,202	$21,628	$309,648,033	$(4,480,704)	$2,103,349	$(61,096,683)	$246,195,623

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Nine Months Ended
	September 30, 2009	September 30, 2008
	(As Restated)	(As Restated)
Cash flows from operating activities
Net increase (decrease) in stockholders' equity (net assets) resulting from operations	$(6,475,723)	$23,143,804
Adjustments to reconcile net increase (decrease) in stockholders' equity (net assets) resulting from operations to net cash used in operating activities
Payment-in-kind interest	(3,317,164)	(2,335,374)
Net amortization of premiums, discounts and fees	10,128,588	4,639,765
Change in unrealized (appreciation) depreciation on portfolio securities,
corporate notes and commodity derivative instruments	17,676,145	3,947,727
Effects of changes in operating assets and liabilities
Accounts receivable and other current assets	83,125	(695,559)
Interest receivable	1,314,942	(321,671)
Prepaid assets	903,284	542,220
Current portion of deferred income taxes	(2,726,619)	(2,770,924)
Accounts payable and accrued expenses	(314,194)	5,127,171
Income taxes payable	(3,435,521)	628,924
Non-current deferred income taxes	390,227	1,895,277
Purchase of investments in portfolio securities, corporate notes
and commodity derivative instruments	(33,196,662)	(100,885,393)
Redemption of investments in portfolio securities, corporate notes
and commodity derivative instruments	64,459,403	76,409,056
Net sale (purchase) of investments in U.S. Treasury Bills	-	35,420,333

Net cash provided by operating activities	45,489,831	44,745,356

Cash flows from financing activities
Proceeds from the issuance of common stock, net of underwriting costs	-	62,790,416
Borrowings under revolving credit facility	72,000,000	151,000,000
Repayments on revolving credit facility	(152,000,000)	(188,125,000)
Offering costs from the issuance of common stock	-	(780,628)
Dividends paid	(15,788,587)	(24,664,085)

Net cash provided by (used in) financing activities	(95,788,587)	220,703

Net increase (decrease) in cash and cash equivalents	(50,298,756)	44,966,059
Cash and cash equivalents, beginning of period	133,805,575	18,437,115

Cash and cash equivalents, end of period	$83,506,819	$63,403,174

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2009
(Unaudited)

Portfolio Company	Energy Industry Segment	Investment (1) (2) (4)	Principal	Cost	Fair Value (3)
TARGETED INVESTMENTS (19)
Control Investments - Majority Owned (50% to 100% owned)
Alden Resources, LLC	Coal Production	Senior Secured	$20,631,213	$18,575,047	$18,475,047
		Multiple-Advance Term Loan - Tranche A
		(The greater of 12.00% or LIBOR +
		9.00 % cash, 15.00% or LIBOR +
		12.00% PIK, due 1/01/2013)

		Senior Secured	20,135,900	19,519,841	19,519,841
		Multiple-Advance Term Loan - Tranche B
		(The greater of 12.00% or LIBOR +
		9.00 % cash, 15.00% or LIBOR +
		12.00% PIK, due 1/01/2013) (7)

		Class E Units (5)		5,800,000	5,800,000
		Royalty Interest		2,530,325	5,330,000

DeanLake Operator, LLC	Oil & Natural Gas	Senior Secured Term Loan	3,500,000	3,500,000	3,500,000
	Production and Development	(12.00% cash, 14.00% PIK,
		payable quarterly, due 6/30/2011)
		Class A Preferred Units (5)		10,400,255	6,500,000
		Overriding Royalty Interest		18,260	100,000

Formidable, LLC	Oil & Natural Gas	Senior Secured	38,771,388	38,771,388	5,600,000
	Production and Development	Multiple-Advance Term Loan
		(LIBOR + 5.50% cash, LIBOR + 8.50%
		default, due 5/31/2008) (7) (13)
		Warrants (5)		500,000	-
		Formidable Holdings, LLC Units (5) (13)		10,000	-

Rubicon Energy Partners, LLC	Oil & Natural Gas	LLC Units (4,000 units) (5)		-	-
	Production and Development

TierraMar Energy LP	Oil & Natural Gas	Class A Preferred LP Units (5)		17,710,788	9,000,000
	Production and Development	Overriding Royalty Interest		16,149	300,000
Total Control Investments - Majority Owned (50% to 100% owned)				$117,352,053	$74,124,888

Affiliate Investments - (5% to 25% owned)
Bionol Clearfield, LLC	Alternative Fuels and	Senior Secured Tranche C	$5,000,000	$5,000,000	$5,000,000
	Specialty Chemicals	Construction Loan
		(LIBOR + 7.00%, due 9/06/2016)

BioEnergy Holding, LLC	Alternative Fuels and	Senior Secured Notes	12,255,231	10,822,116	10,822,116
	Specialty Chemicals	(15.00%, due 3/06/2015)
		BioEnergy International Warrants (5) (14)		34,766	34,766
		BioEnergy Holding Units (5)		1,296,771	1,296,771
		Myriant Technologies Warrants (5) (15)		49,238	49,238
		Myriant Technologies Units (5)		418,755	418,755

Resaca Exploitation Inc.	Oil & Natural Gas	Senior Secured	10,000,000	9,815,376	9,815,376
	Production and Development	Revolving Credit Facility
		(The greater of 8.0% or LIBOR + 5.50%,
		due 5/01/2012)
		Common Stock (6,574,216 shares) (5) (17)		3,235,256	6,199,078
Total Affiliate Investments - (5% to 25% owned)				$30,672,278	$33,636,100

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2009
(Unaudited)
(Continued)

Portfolio Company	Energy Industry Segment	Investment (1) (2) (4)	Principal	Cost	Fair Value (3)
TARGETED INVESTMENTS (19) – Continued
Non-Affiliate Investments - (less than 5% owned)
Anadarko Petroleum Corporation	Oil & Natural Gas	Multiple-Advance Net Profits Interest	$10,970,082	$11,049,824	$11,399,824
2007-III Drilling Fund	Production and Development	(Due 4/23/2032)

ATP Oil & Gas Corporation	Oil & Natural Gas	Limited Term Royalty Interest		12,820,896	6,353,000
	Production and Development

Black Pool Energy	Oil & Natural Gas	Senior Secured	17,000,000	16,707,026	16,707,026
Partners, LLC	Production and Development	Multiple-Advance Term Loan
		(The greater of 12.00% or LIBOR +
		8.00 % cash, 14.00% or LIBOR +
		10.00% PIK, due 10/24/2011)
		Overriding Royalty Interest		9,955	100,000
		Warrants (5) (18)		10,000	10,000

BSR Loco Bayou, LLC (8)	Oil & Natural Gas	Overriding Royalty Interest		16,885	100,000
	Production and Development	Warrants (5) (10)		10,000	200,000

Chroma Exploration &	Oil & Natural Gas	10,002 Shares Series A Participating		2,221,710	-
Production, Inc.	Production and Development	Convertible Preferred Stock (7)
		9,134 Shares Series AA Participating		2,089,870	500,000
		Convertible Preferred Stock (7)
		8.11 Shares Common Stock (5)		-	-
		Warrants (5) (9)		-	-

Greenleaf Investments, LLC	Oil & Natural Gas	Senior Secured	11,352,336	11,155,813	11,155,813
	Production and Development	Multiple-Advance Term Loan
		(The greater of 10.50% or LIBOR + 6.50%,
		due 4/30/2011)
		Overriding Royalty Interest		61,149	400,000

Nighthawk Transport I, LP	Energy Services	Second Lien	13,022,642	12,498,495	-
		Term Loan B
		(The greater of 21.0% or LIBOR + 16.50%,
		w/ PIK option available up to 6.0%,
		due 10/03/2010) (7)
		LP Units (5)		224	-
		Warrants (5) (12)		850,000	-

		Second Lien	1,457,656	1,440,477	-
		Delayed Draw Term Loan B
		(The greater of 21.0% or LIBOR + 16.50%,
		w/ PIK option available up to 6.0%,
		due 10/03/2010) (7)

Sonoran Energy, Inc.	Oil & Natural Gas	Warrants (5) (11)		10,000	-
	Production and Development

Tammany Oil & Gas, LLC	Oil & Natural Gas	Senior Secured	26,022,804	25,921,525	25,921,525
	Production and Development	Multiple-Advance Term Loan
		(The greater of 13.0% or LIBOR + 8.00%,
		due 3/21/2010)
		Overriding Royalty Interest		180,549	1,000,000

Venoco, Inc.	Oil & Natural Gas	Senior Notes (6)	12,000,000	11,947,893	12,120,000
	Production and Development	(8.75%, due 12/15/2011)
Total Non-Affiliate Investments - (less than 5% owned)				$109,002,291	$85,967,188

Subtotal Targeted Investments (67.61% of total investments)				$257,026,622	$193,728,176

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2009
(Unaudited)
(Continued)

Issuing Company	Energy Industry Segment	Investment (1) (2) (4)	Principal	Cost	Fair Value (3)
CORPORATE NOTES (19)

Pioneer Natural Resources Co.	Oil & Natural Gas	Senior Notes, 7.2%, due 2028	$10,000,000	$11,551,596	$8,697,900
	Production and Development

Subtotal Corporate Notes ( 3.04% of total investments)				$11,551,596	$8,697,900

COMMODITY DERIVATIVE INSTRUMENTS (19)
Put Options (16)	Put Options with BP Corporation North America, Inc. to sell up to			$140,825	$616,053
	32,750 Bbls of crude oil at a strike price of $85.00 per Bbl. 4 monthly
	contracts beginning on October 1, 2009 and expiring on January 31, 2010.
Subtotal Commodity Derivative Instruments ( 0.21% of total investments)				$140,825	$616,053

CASH AND CASH EQUIVALENTS
Subtotal Cash and Cash Equivalents (29.14% of total investments)				$83,506,819	$83,506,819

TOTAL INVESTMENTS, CASH AND CASH EQUIVALENTS				$352,225,862	$286,548,948

LIABILITIES IN EXCESS OF OTHER ASSETS (20)					$(40,353,325)

NET ASSETS (20)					$246,195,623

NOTES TO CONSOLIDATED SCHEDULE OF INVESTMENTS

(1)	All investments are pledged as collateral for obligations uder the Company's credit facilities.
(2)	Percentages represent interest rates in effect at the end of the period and due dates represent the contractual maturity dates.
(3)	Fair value of targeted investments is determined by or under the direction of the Board of Directors.
(4)	All investments are in entities with primary operations in the United States of America.
(5)	Non-income producing securities.
(6)	Upon the March 30, 2006 closing of Venoco, Inc.'s TexCal acquisition, Venoco Inc.'s senior notes became collateralized by second priority liens.
(7)	Non-accrual status.
(8)	BSR Loco Bayou repaid its term note in full on July 31, 2009. The Company retains ownership of ORRI and Warrants until settlement is negotiated and approved.
(9)	Chroma warrants expire on April 5, 2012 and provide the Company the right to purchase 2,462 shares of common stock at a purchase price of $75.00 per share.
(10)	BSR Loco Bayou warrants expire on August 15, 2013 and provide the Company the right to purchase 10,000 investor units at the exercise price of $160.00 per investor unit.
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

(13)	Formidable senior note was accelerated and the Company foreclosed on the member units of Formidable, LLC on September 28, 2009.
(14)
BioEnergy International, LLC warrants expire on August 15, 2010 and provide the Company the right to purchase 140,687 units, representing membership interests of BioEnergy International, LLC, at the  purchase price of $10.00 per unit.

(15)
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

(18)
Black Pool warrants expire seven years after repayment of principal and interest and provide the Company the right to purchase approximately 25% of membership interest at the exercise price of $0.01 per unit.

(19)	All investments in portfolio securities, corporate notes and commodity derivative instruments are level 3 securities per SFAS No. 157 hierarchy.
(20)	As restated.

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

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED FINANCIAL HIGHLIGHTS
(Unaudited)

	For the Nine Months Ended
	September 30, 2009	September 30, 2008
	(As Restated)	(As Restated)
Per Share Data (1)

Net asset value, beginning of period	$12.15	$14.14

Increase in net assets as a result of secondary public stock offering	-	0.40
Underwriting discounts and commissions related to secondary public stock offering	-	(0.15)
Other costs related to secondary public stock offering	-	(0.03)
Net increase in net assets from secondary public offering	-	0.22

Net asset value after public stock offering	12.15	14.36

Net investment income	0.42	0.50
Net realized and unrealized gain (loss) on portfolio securities, corporate notes and commodity derivative instruments (4)	(0.72)	0.59

Net increase (decrease) in stockholders' equity (net assets) resulting from operations	(0.30)	1.09

Dividends declared	(0.47)	(1.20)

Net asset value, end of period	$11.38	$14.25

Market value, beginning of period	$8.37	$15.63
Market value, end of period	$7.26	$14.57
Market value return (2)	(6.85)%	0.98%
Net asset value return (2)	0.58%	9.17%

Ratios and Supplemental Data
($ and shares in thousands)

Net assets, end of period	$246,196	$308,267
Average net assets	$254,516	$277,841
Common shares outstanding at end of period	21,628	21,628
Total operating expenses/average net assets (3)	5.84%	8.10%
Total operating expenses less management and incentive fees and interest expense/average net assets (3)	1.87%	1.62%
Total operating expenses less management and incentive fees/average net assets (3)	3.21%	4.20%
Net investment income/average net assets (3)	4.72%	5.21%
Net increase (decrease) in net assets resulting from operations/average net assets (3)	(3.40)%	11.13%
Portfolio turnover rate	25.33%	27.50%

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

The effects of the restatement on the unaudited consolidated balance sheet at September 30, 2009 and consolidated balance sheet at December 31, 2008 are summarized in the following table:

	As Previously
	Reported	Reclassifications	As Reclassified	Restatement	As Restated
Consolidated Balance Sheets:
As of September 30, 2009
Investments in portfolio securities at fair value	$193,728,176	$(193,728,176)	$-	-	$-
Control investments - majority owned	-	74,124,888	74,124,888	-	74,124,888
Affiliate investments	-	33,636,100	33,636,100	-	33,636,100
Non-affiliate investments	-	85,967,188	85,967,188	-	85,967,188
Accounts receivable and other current assets	-	150,424	150,424	-	150,424
Prepaid assets	1,146,045	(150,424)	995,621	-	995,621
Deferred tax assets - current	7,033,472	-	7,033,472	(2,453,241)	4,580,231
Total current assets	92,781,754	-	92,781,754	(2,453,241)	90,328,513
Total assets	295,823,883	-	295,823,883	(2,453,241)	293,370,642
Deferred tax liabilities - non-current	854,605	-	854,605	767,451	1,622,056
Total liabilities	46,407,568	-	46,407,568	767,451	47,175,019
Paid-in capital in excess of par	315,184,191	-	315,184,191	(5,536,158)	309,648,033
Undistributed net investment income (loss)	(2,096,939)	-	(2,096,939)	(2,383,765)	(4,480,704)
Undistributed net realized capital gain (loss)	1,984,349	-	1,984,349	119,000	2,103,349
Net unrealized appreciation (depreciation) of portfolio securities, corporate notes and commodity derivative instruments	(65,676,914)	-	(65,676,914)	4,580,231	(61,096,683)
Total stockholders’ equity (net assets)	249,416,315	-	249,416,315	(3,220,692)	246,195,623
Total liabilities and stockholders' equity (net assets)	295,823,883	-	295,823,883	(2,453,241)	293,370,642
Net asset value per share	11.53	-	11.53	(0.15)	11.38
As of December 31, 2008
Investments in portfolio securities at fair value	$244,229,568	$(244,229,568)	$-	$-	$-
Control investments - majority owned	-	24,570,000	24,570,000	-	24,570,000
Affiliate investments	-	44,416,490	44,416,490	-	44,416,490
Non-affiliate investments	-	175,243,078	175,243,078	-	175,243,078
Accounts receivable and other current assets	41,377	-	41,377	192,172	233,549
Deferred tax assets - current	200,000	-	200,000	1,653,612	1,853,612
Total current assets	138,356,217	-	138,356,217	1,845,784	140,202,001
Deferred tax assets - non-current	3,600,000	-	3,600,000	(3,600,000)	-
Total assets	400,748,657	-	400,748,657	(1,754,216)	398,994,441
Deferred tax liabilities - non-current	-	-	-	1,231,829	1,231,829
Total liabilities	134,926,011	-	134,926,011	1,231,829	136,157,840
Paid-in capital in excess of par	315,184,191	-	315,184,191	(5,536,158)	309,648,033
Undistributed net investment income (loss)	(3,420,716)	-	(3,420,716)	124,108	(3,296,608)
Net unrealized appreciation (depreciation) of portfolio securities, corporate notes and commodity derivative instruments	(48,000,769)	-	(48,000,769)	2,426,005	(45,574,764)
Total stockholders’ equity (net assets)	265,822,646	-	265,822,646	(2,986,045)	262,836,601
Total liabilities and stockholders' equity (net assets)	400,748,657	-	400,748,657	(1,754,216)	398,994,441
Net asset value per share	12.29	-	12.29	(0.14)	12.15

The effects of the restatement on the unaudited consolidated statements of operations for the three and nine-month periods ended September 30, 2009 are summarized in the following table:

	As Previously
	Reported	Reclassifications	As Reclassified	Restatement	As Restated
Consolidated Statements of Operations:
For the Three Months Ended September 30, 2009
Investment income
Interest income:	$6,091,199	$(6,091,199)	$-	$-	$-
Control investments - majority owned	-	967,554	967,554	-	967,554
Affiliate investments	-	1,158,016	1,158,016	-	1,158,016
Non-affiliate investments	-	3,965,629	3,965,629	-	3,965,629
Royalty income (loss), net of amortization:	(927,004)	927,004	-	-	-
Control investments - majority owned	-	828,553	828,553	-	828,553
Non-affiliate investments	-	(1,755,557)	(1,755,557)	-	(1,755,557)
State and excise taxes	30,047	-	30,047	(30,047)	-
Total operating expenses	3,150,538	-	3,150,538	(30,047)	3,120,491
Net investment income before income taxes	2,871,129	-	2,871,129	30,047	2,901,176
Benefit (provision) for income taxes	847,254	-	847,254	(844,933)	2,321
Net investment income	3,718,383	-	3,718,383	(814,886)	2,903,497
Net increase (decrease) in unrealized appreciation (depreciation) on portfolio securities, corporate notes and commodity derivative instruments:	11,313,227	(11,313,227)	-	-	-
Control investments - majority owned	-	1,688,108	1,688,108	-	1,688,108
Affiliate investments	-	4,511,162	4,511,162	-	4,511,162
Non-affiliate investments	-	5,113,957	5,113,957	-	5,113,957
Benefit (provision) for taxes on unrealized gain (loss)	-	-	-	513,400	513,400
Total net unrealized gain (loss) on investments	11,313,227	-	11,313,227	513,400	11,826,627
Net increase (decrease) in stockholders' equity (net assets) resulting from operations	15,031,610	-	15,031,610	(301,486)	14,730,124
Net increase (decrease) in stockholders' equity (net assets) resulting from operations per common share	0.69	-	0.69	(0.01)	0.68
For the Nine Months Ended September 30, 2009
Investment income
Interest income:	$18,658,074	$(18,658,074)	$-	$-	$-
Control investments - majority owned	-	967,554	967,554	-	967,554
Affiliate investments	-	3,959,181	3,959,181	-	3,959,181
Non-affiliate investments	-	13,731,339	13,731,339	-	13,731,339
Royalty income (loss), net of amortization:	(4,595,107)	4,595,107	-	-	-
Control investments - majority owned	-	894,233	894,233	-	894,233
Non-affiliate investments	-	(5,489,340)	(5,489,340)	-	(5,489,340)
State and excise taxes	42,732	-	42,732	(42,732)	-
Total operating expenses	11,168,145	-	11,168,145	(42,732)	11,125,413
Net investment income before income taxes	8,923,113	-	8,923,113	42,732	8,965,845
Benefit (provision) for income taxes	2,565,919	-	2,565,919	(2,550,605)	15,314
Net investment income	11,489,032	-	11,489,032	(2,507,873)	8,981,159
Net realized capital gain (loss) on portfolio securities, corporate notes and commodity derivative instruments:	(53,963)	53,963	-	-	-
Control investments - majority owned	-	(350,000)	(350,000)	-	(350,000)
Non-affiliate investments	-	296,037	296,037	-	296,037
Benefit (provision) for taxes on capital gain (loss)	-	-	-	119,000	119,000
Total net realized gain (loss) on investments	(53,963)	-	(53,963)	119,000	65,037
Net increase (decrease) in unrealized appreciation (depreciation) on portfolio securities, corporate notes and commodity derivative instruments:	(17,676,145)	17,676,145	-	-	-
Control investments - majority owned	-	(3,056,931)	(3,056,931)	-	(3,056,931)
Affiliate investments	-	5,105,390	5,105,390	-	5,105,390
Non-affiliate investments	-	(19,724,604)	(19,724,604)	-	(19,724,604)
Benefit (provision) for taxes on unrealized gain (loss)	-	-	-	2,154,226	2,154,226
Total net unrealized gain (loss) on investments	(17,676,145)	-	(17,676,145)	2,154,226	(15,521,919)
Net increase (decrease) in stockholders' equity (net assets) resulting from operations	(6,241,076)	-	(6,241,076)	(234,647)	(6,475,723)
Net increase (decrease) in stockholders' equity (net assets) resulting from operations per common share	(0.29)	-	(0.29)	(0.01)	(0.30)

The effects of the restatement on the unaudited consolidated statements of cash flows for the nine-month period ended September 30, 2009 are summarized in the following table:

	As Previously
	Reported	Reclassifications	As Reclassified	Restatement	As Restated
Consolidated Statement of Cash Flows:
For the Nine Months Ended September 30, 2009
Cash flows from operating activities
Net increase (decrease) in stockholders' equity (net assets) resulting from operations	$(6,241,076)	$-	$(6,241,076)	$(234,647)	$(6,475,723)
Effects of changes in operating assets and liabilities
Accounts receivable and other current assets	-	-	-	83,125	83,125
Prepaid assets	794,237	-	794,237	109,047	903,284
Current portion of deferred income taxes	(6,833,472)	-	(6,833,472)	4,106,853	(2,726,619)
Non-current portion of deferred income taxes	4,454,605	-	4,454,605	(4,064,378)	390,227

Note 3:	Significant Accounting Policies

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

Under the terms of the Company’s Amended and Restated Revolving Credit Agreement (as amended, the “Investment Facility”), the lenders have agreed to extend revolving credit to the Company in an amount not to exceed $87.5 million, with the ability to increase the credit available to an amount not to exceed $175 million by obtaining additional commitments from existing lenders or new lenders.  The total amount committed was $87.5 million and $40.0 million was outstanding under the Investment Facility as of September 30, 2009.  By comparison, as of December 31, 2008, the total amount committed was $87.5 million and $45.0 million was outstanding under the Investment Facility.  The Investment Facility has a four-year term, maturing on August 31, 2010, and bears interest, at the Company’s option, at either (i) LIBOR plus 150 to 250 basis points, based on the degree of leverage of the Company or (ii) the base rate plus 0 to 75 basis points, based on the degree of leverage of the Company.  Proceeds from the Investment Facility are used to supplement the Company’s equity capital to make portfolio investments.  As of September 30, 2009, the interest rate was 3.25% on $40.0 million (prime rate).  See Subsequent Events in Note 13.

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

The following Company consolidated subsidiaries are subject to federal income taxes for the period ended September 30, 2009: NGPC Asset Holdings, LP, NGPC Asset Holdings II, LP, NGPC Asset Holdings III, LP, NGPC Asset Holdings V, LP and NGPC Asset Holdings VI, LP.  The difference between the effective income tax rate of 26.11% and the statutory federal tax rate of 34% for the nine months ended September 30, 2009 is primarily attributable to RIC investment company taxable income that generally will not be subject to federal income tax, and federal income tax refunds.  The difference between the effective income tax rate of (3.63%) and the statutory federal tax rate of 34% for the three months ended September 30, 2009 is attributable to RIC investment company taxable income that generally will not be subject to federal income tax, and federal income tax refunds.

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

Below is a summary of the Company’s commodity derivative instruments as of September 30, 2009.

		Weighted
	Volumes (Bbls) at	average strike	Fair Value at
	September 30, 2009	price per Bbl	September 30, 2009

Oil:
Put Options:
2009	25,750	$85.00	480,937
2010	7,000	$85.00	135,116

Total Oil Put Options	32,750		$616,053

Note 12:	Recent Accounting Pronouncements

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

Note 13:	Subsequent Events

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

As discussed in the Explanatory Note to this Amended Filing, the Company is amending and restating its Original Filing of its Quarterly Report on Form 10−Q for the quarter ended September 30, 2009.  For a discussion of the significant restatement adjustments and the background leading to the adjustments, see Note 2, Restatement of Consolidated Financial Statements, in Notes to Consolidated Financial Statements.  All amounts in this Amended Filing affected by the restatement adjustments reflect such amounts as restated.

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

Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.  Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ materially.  In addition to the discussion below, our significant accounting policies are further described in Note 3 of our consolidated financial statements included in this Quarterly Report on Form 10-Q/A.

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

Investment income for the nine months ended September 30, 2009, was $20.1 million, primarily from $18.1 million in interest from targeted investments in portfolio companies.  Additional investment income included $5.9 million attributable to income from commodity derivative instruments, a $4.6 million net loss attributable to royalty income, net of amortization, and $0.7 million from corporate notes, investments in cash and cash equivalents and fee income from third parties and affiliates.  This compares to investment income of $27.6 million for the quarter ended September 30, 2008 with $21.4 million attributable to targeted investments in portfolio companies, a $0.3 million net loss from commodity derivative instruments, $3.6 million attributable to royalty income, net of amortization and $2.9 million from corporate notes, investments in cash and cash equivalents and fee income from third parties and affiliates.

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

At September 30, 2009, the weighted average yield on targeted portfolio investments, exclusive of capital gains, was 3.63%.  The weighted average yield of our corporate notes was 5.82%.  The weighted average yield of our cash and cash equivalents was 0.64%.  The weighted average yield on our total capital invested at September 30, 2009 was 3.16%.  Further, four investments totaling $76.5 million on a cost basis (Nighthawk, $13.9 million; Formidable, LLC (“Formidable”), $38.8 million; Alden Tranche B, $19.5 million; and Chroma Exploration & Production, Inc., $4.3 million) are currently on non-accrual status.  Investments totaling $40.3 million on a cost basis are non-income producing and include equity investments in TierraMar Energy LP preferred units, DeanLake Operator, LLC preferred units, Resaca Exploitation, Inc. (“Resaca”) common stock, Alden Resources, LLC class E units and warrants and units associated with our investment in BioEnergy.

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

Operating Expenses

For the quarter ended September 30, 2009, as restated, operating expenses were $3.1 million compared to $7.0 million for the quarter ended September 30, 2008.  The 2009 amount consisted of investment advisory and management fees of $1.5 million, insurance expenses, administrative services fees, professional fees, directors’ fees and other general and administrative expenses of $1.1 million and credit facility interest and fees of $0.5 million.  In comparison, for the quarter ended September 30, 2008, investment advisory and management fees were $4.5 million, insurance expenses, administrative services fees, professional fees, directors’ fees and other general and administrative expenses totalled $1.0 million and credit facility interest and fees were $1.5 million.  The third quarter of 2008 included approximately $2.5 million of incentive fees accrued with respect to the net realized gains associated with our investments in Rubicon Energy Partners, LLC (“Rubicon”) ($12.3 million) and Resaca ($6.0 million).

For the nine months ended September 30, 2009, as restated, operating expenses were $11.1 million compared to $16.8 million for the same period of 2008.  The 2009 amount consisted of investment advisory and management and incentive fees of $5.0 million, insurance expenses, administrative services fees, professional fees, directors’ fees, organization costs and other general and administrative expenses of $3.6 million and credit facility interest and fees of $2.5 million.  This compares to investment advisory and management fees of $8.1 million, insurance expenses, administrative services fees, professional fees, directors’ fees, organization costs and other general and administrative expenses of $3.3 million and credit facility interest and fees of $5.4 million for the nine months ended September 30, 2008.

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

Net Investment Income before Income Taxes

For the quarter ended September 30, 2009, as restated, net investment income before income taxes was $2.9 million and $2.9 million for the quarter ended September 30, 2008.  The year to year change was flat primarily due to lower interest income on overall lower principal balances, the increase in the balance of non-accruing investments and the effect of lower commodity prices on royalty income, net of amortization, offset by lower incentive fee accruals, interest expense and management fees.

For the nine months ended September 30, 2009, as restated, net investment income before income taxes was $9.0 million compared to $10.8 million for the nine months ended September 30, 2008.  The 16.7% decrease was primarily due to lower interest income on overall lower principal balances and an increase in the balance of non-accruing and non-income producing investments, offset by lower incentive fee accruals and credit facility interest expense and fees on our reduced debt balance.

Net Realized Gains

There were no realized capital gains or losses for the quarter ended September 30, 2009.  Realized capital gains for the quarter and nine months ended September 30, 2008, as restated, were $18.3 million, before taxes of $4.2 million, on the sale of $4.8 million of portfolio investments in Resaca and Rubicon.

For the nine months ended September 30, 2009, as restated, realized capital losses were $0.05 million before income tax benefit of $0.12 million.

Unrealized Appreciation or Depreciation on Investments

For the quarter ended September 30, 2009, as restated, the decrease in net unrealized depreciation before tax benefit of $0.5 million was $11.3 million, comprised of an $11.1 million increase in targeted portfolio fair value and an increase of $0.9 million in the fair value of our corporate notes, offset by a decrease of $0.7 million in the fair value of commodity derivative instruments.  The increase in targeted portfolio fair value was largely a result of changes in the estimated current market values of underlying assets.  The decrease in the fair value of commodity derivative instruments was a result of the reversal of prior period unrealized appreciation due to realizations in the third quarter of 2009.

For the quarter ended September 30, 2008, as restated, the increase in net unrealized depreciation before tax benefit of $2.1 million was $3.8 million, comprised of a $5.6 million decrease in targeted portfolio fair value, a $0.6 million decrease in the fair value of corporate notes and a $2.4 million increase in the fair value of commodity derivative instruments.  The decrease in targeted portfolio fair value was largely a result of the realization and reversal of $7.7 million of unrealized gains reported in previous quarters, through the sale of the assets associated with our ownership of Rubicon and the sale of our Resaca overriding royalty interests.

For the nine months ended September 30, 2009, as restated, the increase in net unrealized depreciation before tax benefit of $2.2 million was $17.7 million, comprised of a decrease in targeted portfolio fair value of $13.1 million and a $7.0 million decrease in the fair value of commodity derivative instruments, offset by a $2.4 million increase in the fair value of our corporate notes.  This compares to an increase in net unrealized depreciation before tax benefit of $2.1 million of $3.9 million for the nine months ended September 30, 2008, as restated, comprised of a $5.4 million decrease in targeted portfolio fair values, a $0.7 million decrease in the fair value of corporate notes and a $2.2 million increase in the fair value of commodity derivative instruments.

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

Net Increase or Decrease in Stockholders’ Equity from Operations

For the quarter ended September 30, 2009, as restated, we had a net increase in stockholders’ equity (net assets) resulting from operations of $14.7 million, or $0.68 per share, compared to a net increase of $15.3 million, or $0.70 per share for the quarter ended September 30, 2008, as restated.  The $0.6 million, or $0.02 per share net decrease is attributable to a $15.1 million decrease in unrealized depreciation on portfolio securities and a $1.6 million decrease in income tax benefits, offset by a decrease in net realized (after tax) capital gain on portfolio securities of $14.1 million during the third quarter of 2009, compared to the third quarter of 2008, as restated.

For the nine months ended September 30, 2009, as restated, the net decrease in stockholders’ equity (net assets), resulting from operations was $6.5 million, or $0.30 per share, compared to an increase of $23.1 million, or $1.09 per share, for the nine months ended September 30, 2008, as restated.  The $29.6 million, or $1.39 per share net decrease is attributable to a decrease in net investment income before income taxes of  $1.9 million due to lower overall investment income offset by lower management fees and interest expense, $13.7 million increase in unrealized depreciation on portfolio securities and a decrease in net realized (after tax) capital gain on portfolio securities of $14.0 million, compared to the third quarter of 2008, as restated.

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

In connection with the preparation of this Quarterly Report on Form 10-Q/A, as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q/A (September 30, 2009), the Company performed an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act.

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

Discussion of Material Weakness

Management’s assessment identified a material weakness in the Company’s internal control over financial reporting.  As of September 30, 2009, the Company did not maintain effective controls over the determination and reporting of the provision for income taxes. This material weakness was initially disclosed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2008. As of December 31, 2009, our management concluded that we had not yet remediated this previously disclosed material weakness in our internal control over financial reporting. Specifically, management did not perform a sufficiently precise review of the 2007, 2008 and 2009 financial statements to ensure the completeness and accuracy of the Company’s calculation of its income tax provision and deferred income tax assets and liabilities. This deficiency resulted in the restatement of the Company’s consolidated financial statements for the years ended December 31, 2007 and 2008 (and the unaudited selected quarterly data for each of the quarters in 2007 and 2008 and the first three quarters in 2009), and results in a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

See “Index to Exhibits” following the signature page for a description of the exhibits filed as part of this Quarterly Report on Form 10-Q/A.

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
10.5
Amended and Restated Revolving Credit Agreement, dated as of August 31, 2006, among the Company, the lenders from time to time party thereto and SunTrust Bank, as administrative agent for the lenders (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference)

10.6
Treasury Secured Revolving Credit Agreement, dated as of August 31, 2006, among the Company, the lenders from time to time party thereto and SunTrust Bank as administrative agent for the lenders (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference)

10.7
Custody Agreement between the Company and Wells Fargo Bank, N.A. (filed as Exhibit (j)(1) to the Company’s Registration Statement on Form N-2 filed October 15, 2007 (Registration No. 333-146715), and incorporated herein by reference)

10.8
Amendment No. 1 to Custody Agreement between the Company and Wells Fargo Bank, N.A. (filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31,  2007, and incorporated herein by reference)

10.9
Amendment No. 2 to Custody Agreement between the Company and Wells Fargo Bank, N.A. (filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, and incorporated herein by reference)

10.10
First Amendment to Amended and Restated Revolving Credit Agreement effective as of August 31, 2006, among the Company, the lenders from time to time party thereto and SunTrust Bank (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, and incorporated herein by reference)

10.11
First Amendment to Treasury Secured Revolving Credit Agreement effective as of August 31, 2006, among the Company, the lenders from time to time party thereto and SunTrust Bank (filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, and incorporated herein by reference)

10.12
Second Amendment to Treasury Secured Revolving Credit Agreement effective as of October 18, 2007, among the Company, the lenders from time to time party thereto and SunTrust Bank (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on October 24, 2007, and incorporated herein by reference)

10.13
Second Amendment to Amended and Restated Revolving Credit Agreement effective as of March 13, 2008, among the Company, the lenders from time to time party thereto and SunTrust Bank (filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, and incorporated herein by reference)

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