Form 10-Q
period 2010-06-30
NGP Capital Resources Co
filed 2010-08-09
CIK 1297704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _______________

Commission file number: 814-00672

__________________________________

NGP Capital Resources Company
(Exact name of registrant as specified in its charter)

__________________________________

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

As of August 5, 2010, there were 21,628,202 shares of the registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(Unaudited)
Assets
Investments in portfolio securities at fair value
Control investments - majority owned
(cost: $123,222,644 and $118,590,412, respectively)	$76,995,176	$72,449,620
Affiliate investments
(cost: $32,982,230 and $30,727,367, respectively)	33,644,517	31,578,945
Non-affiliate investments
(cost: $79,260,905 and $92,832,647, respectively)	76,941,300	86,965,378
Investments in corporate notes at fair value
(cost: $11,514,860 and $11,539,564, respectively)	9,555,858	9,062,200
Investments in commodity derivative instruments at fair value
(cost: $0 and $30,100, respectively)	-	49,000
Total investments	197,136,851	200,105,143

Cash and cash equivalents	105,350,492	108,288,217
Accounts receivable and other current assets	2,153,923	2,115,663
Interest receivable	1,382,013	1,241,609
Prepaid assets	1,600,885	2,201,468
Deferred tax assets	2,961,948	2,979,209
Total current assets	113,449,261	116,826,166

Total assets	$310,586,112	$316,931,309

Liabilities and stockholders' equity (net assets)
Current liabilities
Accounts payable and accrued expenses	$713,571	$1,098,414
Management and incentive fees payable	1,423,830	1,415,866
Dividends payable	3,676,794	3,676,794
Income taxes payable	33,613	62,321
Total current liabilities	5,847,808	6,253,395

Deferred tax liabilities	3,035,242	3,002,366
Long-term debt	60,000,000	67,500,000

Total liabilities	68,883,050	76,755,761

Commitments and contingencies (Note 6)

Stockholders’ equity (net assets)
Common stock, $.001 par value, 250,000,000 shares authorized;
21,628,202 shares issued and outstanding	21,628	21,628
Paid-in capital in excess of par	295,174,063	295,174,063
Undistributed net investment income (loss)	(6,592,176)	(4,944,530)
Undistributed net realized capital gain (loss)	(18,613)	-
Net unrealized appreciation (depreciation) of portfolio securities,
corporate notes and commodity derivative instruments	(46,881,840)	(50,075,613)

Total stockholders’ equity (net assets)	241,703,062	240,175,548

Total liabilities and stockholders' equity (net assets)	$310,586,112	$316,931,309

Net asset value per share	$11.18	$11.10

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For The Three Months Ended		For The Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Investment income
Interest and dividend income:
Control investments - majority owned	$1,095,924	$-	$2,195,903	$-
Affiliate investments	899,981	1,445,090	1,732,894	2,801,166
Non-affiliate investments	3,379,706	4,927,247	6,557,247	9,765,710
Royalty income (loss), net of amortization:
Control investments - majority owned	459,974	42,343	754,785	65,679
Non-affiliate investments	(444,619)	(2,816,146)	(962,675)	(3,733,783)
Commodity derivative income, net of expired options	-	1,880,229	16,079	5,054,081
Other income	640,000	57,940	930,000	116,739

Total investment income	6,030,966	5,536,703	11,224,233	14,069,592

Operating expenses
Management and incentive fees	1,423,830	1,647,178	2,762,399	3,481,026
Professional fees	221,672	319,899	486,976	486,626
Insurance expense	185,658	199,959	371,316	400,180
Interest expense and fees	304,118	1,096,709	617,181	2,094,551
Other general and administrative expenses	843,568	745,591	1,789,988	1,542,539

Total operating expenses	2,978,846	4,009,336	6,027,860	8,004,922

Net investment income before income taxes	3,052,120	1,527,367	5,196,373	6,064,670

Benefit for income taxes	222,496	8,702	509,570	12,993

Net investment income	3,274,616	1,536,069	5,705,943	6,077,663

Net realized capital gain (loss) on investments
Net realized capital gain (loss) on portfolio securities
and corporate notes:
Control investments - majority owned	-	(350,000)	-	(350,000)
Non-affiliate investments	-	296,037	-	296,037
Benefit (provision) for taxes on capital gain (loss)	(9,462)	119,000	(18,613)	119,000

Total net realized capital gain (loss) on investments	(9,462)	65,037	(18,613)	65,037

Net unrealized gain (loss) on investments
Net increase (decrease) in unrealized appreciation
(depreciation) on portfolio securities, corporate
notes and commodity derivative instruments:
Control investments - majority owned	(93,176)	(669,376)	(86,675)	(4,745,039)
Affiliate investments	(748,010)	388,484	(189,291)	594,228
Non-affiliate investments	1,733,136	(4,148,448)	4,047,125	(24,838,561)
Benefit (provision) for taxes on unrealized gain (loss)	(284,237)	255,000	(577,386)	1,640,826

Total net unrealized gain (loss) on investments	607,713	(4,174,340)	3,193,773	(27,348,546)

Net increase (decrease) in stockholders' equity
(net assets) resulting from operations	$3,872,867	$(2,573,234)	$8,881,103	$(21,205,846)

Net increase (decrease) in stockholders' equity (net assets)
resulting from operations per common share	$0.18	$(0.12)	$0.42	$(0.98)

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (NET ASSETS)

						Net Unrealized
						Appreciation (Depreciation)	Total
			Paid-in Capital	Undistributed	Undistributed	of Portfolio Securities,	Stockholders'
	Common Stock		in Excess	Net Investment	Net Realized	Corporate Notes and Commodity	Equity
	Shares	Amount	of Par	Income (Loss)	Capital Gain (Loss)	Derivative Instruments	(Net Assets)
Balance at December 31, 2009	21,628,202	$21,628	$295,174,063	$(4,944,530)	$-	$(50,075,613)	$240,175,548
Net increase (decrease) in
stockholders' equity (net assets)
resulting from operations	-	-	-	5,705,943	(18,613)	3,193,773	8,881,103

Dividends declared	-	-	-	(7,353,589)	-	-	(7,353,589)

Balance at June 30, 2010 (unaudited)	21,628,202	$21,628	$295,174,063	$(6,592,176)	$(18,613)	$(46,881,840)	$241,703,062

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Six Months Ended
	June 30, 2010	June 30, 2009

Cash flows from operating activities
Net increase (decrease) in stockholders' equity (net assets) resulting from operations	$8,881,103	$(21,205,846)
Adjustments to reconcile net increase (decrease) in stockholders' equity (net assets)
resulting from operations to net cash provided by (used in) operating activities
Payment-in-kind interest	(2,585,664)	(1,378,292)
Net amortization of premiums, discounts and fees	6,856,303	6,267,170
Change in unrealized (appreciation) depreciation on portfolio securities,
corporate notes and commodity derivative instruments before taxes	(3,771,159)	28,989,372
Effects of changes in operating assets and liabilities
Accounts receivable and other current assets	(38,260)	40,775
Interest receivable	(140,404)	(1,110,670)
Prepaid assets	600,583	903,654
Current portion of deferred income taxes	17,261	(2,213,219)
Non-current deferred income taxes	32,876	(374,574)
Accounts payable and accrued expenses	(376,879)	(3,378,007)
Income taxes payable	(28,708)	356,599
Purchase of investments in portfolio securities, corporate notes
and commodity derivative instruments	(3,967,803)	(23,212,163)
Redemption of investments in portfolio securities, corporate notes
and commodity derivative instruments	6,436,615	39,532,549
Net purchase of investments in U.S. Treasury Bills	-	(76,151,096)

Net cash provided by (used in) operating activities	11,915,864	(52,933,748)

Cash flows from financing activities
Borrowings under revolving credit facility	124,905,200	32,000,000
Repayments on revolving credit facility	(132,405,200)	(62,000,000)
Dividends paid	(7,353,589)	(13,193,203)

Net cash used in financing activities	(14,853,589)	(43,193,203)

Net decrease in cash and cash equivalents	(2,937,725)	(96,126,951)
Cash and cash equivalents, beginning of period	108,288,217	133,805,575

Cash and cash equivalents, end of period	$105,350,492	$37,678,624

 (See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2010
(Unaudited)

Portfolio Company	Energy Industry Segment	Investment (1) (2) (4)	Principal	Cost	Fair Value (3)
TARGETED INVESTMENTS (19)
Control Investments - Majority Owned (50% to 100% owned)
Alden Resources, LLC	Coal Production	Senior Secured	$ 23,100,169	$ 21,425,946	$ 21,325,946
		Multiple-Advance Term Loan - Tranche A
		(The greater of 12.00% or LIBOR +
		9.00 % cash, 15.00% or LIBOR +
		12.00% PIK, due 1/05/2013)

		Senior Secured	22,545,581	19,519,841	19,519,841
		Multiple-Advance Term Loan - Tranche B
		(The greater of 12.00% or LIBOR +
		9.00 % cash, 15.00% or LIBOR +
		12.00% PIK, due 1/05/2013) (6)

		Class E Units - 100% of outstanding units		5,800,000	5,800,000
		entitled to 100% of distributions of
		Alden Resources until payout,
		80% after payout (5)

		Senior Secured	2,619,389	2,619,389	2,619,389
		Multiple-Advance Term Loan - Revolver
		(The greater of 12.00% or LIBOR +
		9.00 % cash, 15.00% or LIBOR +
		12.00% PIK, due 1/05/2013)

		Royalty Interest		2,508,247	5,330,000

BSR Holdings, LLC (7)	Oil & Natural Gas	Units - 100% of outstanding units of		300,000	300,000
	Production and Development	BSR Holdings, LLC which holds 50% working
		interest in certain BSR Loco Bayou, LLC
		oil and gas properties (5)

		Overriding Royalty Interest		14,750	100,000

DeanLake Operator, LLC	Oil & Natural Gas	Class A Preferred Units - 100% of outstanding		14,000,255	10,000,000
	Production and Development	units entitled to 100% of distributions of
		DeanLake Operator, LLC until payout,
		80% after payout (5)

		Overriding Royalty Interest		17,743	100,000

Formidable, LLC	Oil & Natural Gas	Senior Secured	38,780,316	38,780,316	5,600,000
	Production and Development	Multiple-Advance Term Loan
		(LIBOR + 5.50% cash, LIBOR + 8.50%
		default, due 5/31/2008) (6) (11)
		Warrants (5)		500,000	-
		Formidable Holdings, LLC Units - 100% of		10,000	-
		pledged stock of Formidable, LLC (5) (11)

Rubicon Energy Partners,	Oil & Natural Gas	LLC Units (4,000 units) representing		-	-
LLC	Production and Development	50% ownership of the assets of
		Rubicon Energy Partners, LLC (5)

TierraMar Energy LP	Oil & Natural Gas	Class A Preferred LP Units - 100% of		17,710,788	6,000,000
	Production and Development	outstanding units entitled to 100% of
		distributions of TierraMar Energy LP until
		payout, 67% after payout (5)

		Overriding Royalty Interest		15,369	300,000

Total Control Investments - Majority Owned (50% to 100% owned)				$ 123,222,644	$ 76,995,176

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
  CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2010
(Unaudited)
(continued)

Portfolio Company	Energy Industry Segment	Investment (1) (2) (4)	Principal	Cost	Fair Value (3)
TARGETED INVESTMENTS (19) - Continued
Affiliate Investments - (5% to 25% owned)
BioEnergy Holding, LLC	Alternative Fuels and	Senior Secured Notes	$ 14,420,170	$ 13,111,310	$ 13,111,310
	Specialty Chemicals	(15.00%, due 3/06/2015)
		BioEnergy International Warrants (5) (12)		34,766	34,766
		BioEnergy Holding Units - 11.5% of outstanding		1,296,771	1,296,771
		units of BioEnergy Holdings, LLC (5)
		Myriant Technologies Warrants (5) (13)		49,238	49,238
		Myriant Technologies Units - 1.9% of the		418,755	418,755
		outstanding units of Myriant Technologies, LLC (5)

Bionol Clearfield, LLC (9) (17)	Alternative Fuels and	Senior Secured Tranche C	4,975,000	4,975,000	4,975,000
	Specialty Chemicals	2nd Lien Term Loan
		(LIBOR + 7.00% cash, LIBOR + 9.00%
		default, due 9/06/2016)

Resaca Exploitation Inc.	Oil & Natural Gas	Senior Secured	10,000,000	9,861,134	9,861,134
	Production and Development	Revolving Credit Facility
		(The greater of 8.0% or LIBOR + 5.50%,
		due 5/01/2012)
		Common Stock (1,330,219 shares) - representing		3,235,256	3,897,543
		6.86% of outstanding common stock of
		Resaca Exploitation Inc. (5) (14)

Subtotal Affiliate Investments - (5% to 25% owned)				$ 32,982,230	$ 33,644,517

Non-affiliate Investments - (Less than 5% owned)
Anadarko Petroleum Corporation	Oil & Natural Gas	Multiple-Advance Net Profits Interest	$ 9,928,920	$ 9,998,287	$ 10,298,287
2007-III Drilling Fund	Production and Development	(Due 4/23/2032)

ATP Oil & Gas Corporation	Oil & Natural Gas	Limited Term Royalty Interest		2,018,814	1,636,956
	Production and Development	(Volume Denominated - 400 MBBL Pay-off)

		Limited Term Royalty Interest		10,911,501	10,911,501
		(Dollar Denominated - 16.00% Return)

Black Pool Energy	Oil & Natural Gas	Senior Secured	18,300,000	18,082,943	18,082,943
Partners, LLC	Production and Development	Multiple-Advance Term Loan
		(The greater of 15.00% or LIBOR +
		11.00 % cash, due 10/24/2011)
		Overriding Royalty Interest		9,766	100,000
		Warrants (5) (15)		10,000	10,000

Chroma Exploration &	Oil & Natural Gas	10,302 Shares Series A Participating		2,221,710	-
Production, Inc.	Production and Development	Convertible Preferred Stock (6)
		9,408 Shares Series AA Participating		2,089,870	750,000
		Convertible Preferred Stock (6)
		8.11 Shares Common Stock (5)		-	-
		Warrants (5) (8)		-	-

Greenleaf Investments, LLC	Oil & Natural Gas	Senior Secured	9,476,748	9,368,809	9,368,809
	Production and Development	Multiple-Advance Term Loan
		(The greater of 10.50% or LIBOR + 6.50%,
		due 4/30/2011)
		Overriding Royalty Interest		12,981	400,000

Nighthawk Transport I, LP	Energy Services	Second Lien Term Loan B (10)	13,022,642	-	-
		LP Units (5) (10)		-	-
		Warrants (5) (10)		-	-

		Second Lien Delayed Draw Term Loan B (10)	1,457,656	-	-

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2010
(Unaudited)
(continued)

Portfolio Company	Energy Industry Segment	Investment (1) (2) (4)	Principal	Cost	Fair Value (3)
TARGETED INVESTMENTS (19) - Continued
Non-affiliate Investments - (Less than 5% owned) - Continued
Tammany Oil & Gas, LLC	Oil & Natural Gas	Senior Secured	$ 24,382,804	$ 24,382,804	$ 24,382,804
	Production and Development	Multiple-Advance Term Loan
(The greater of 13.0% or LIBOR + 8.00%,
due 3/21/2010) (16)
		Overriding Royalty Interest		153,420	1,000,000

Subtotal Non-affiliate Investments - (Less than 5% owned)				$ 79,260,905	$ 76,941,300

Subtotal Targeted Investments (62.01% of total investments)				$ 235,465,779	$ 187,580,993

CORPORATE NOTES (18)
Pioneer Natural Resources Co.	Oil & Natural Gas	Senior Notes, 7.2%, due 2028	$ 10,000,000	$ 11,514,860	$ 9,555,858
Production and Development

Subtotal Corporate Notes ( 3.16% of total investments)				$ 11,514,860	$ 9,555,858

CASH AND CASH EQUIVALENTS
Subtotal Cash and Cash Equivalents (34.83% of total investments)				$ 105,350,492	$ 105,350,492

TOTAL INVESTMENTS, CASH AND CASH EQUIVALENTS				$ 352,331,131	$ 302,487,343

LIABILITIES IN EXCESS OF OTHER ASSETS					$ (60,784,281)

NET ASSETS					$ 241,703,062

NOTES TO CONSOLIDATED SCHEDULE OF INVESTMENTS

(1)	All investments are pledged as collateral for obligations under the Company's credit facility.
(2)	Percentages represent interest rates in effect at the end of the period and due dates represent the contractual maturity dates.
(3)	Fair value of targeted investments is determined by or under the direction of the Board of Directors.
(4)	All investments are in entities with primary operations in the United States of America.
(5)	Non-income producing securities.
(6)	Non-accrual status.
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

(14)
Resaca stock is listed on the Alternative Investment Market of the London Stock Exchange and, beginning on April 1, 2010, denominated in U.S. Dollars. Resaca Exploitation Inc. announced a five-to-one reverse stock split, effective June 23, 2010.

(15)
Black Pool warrants expire seven years after repayment of principal and interest and provide the Company the right to purchase approximately 25% of membership interest at the exercise price of $0.01 per unit.

(16)	Tammany Oil & Gas, LLC maturity date extended until September 21, 2010.
(17)	Bionol Clearfield, LLC issued forebearance agreement on June 16, 2010 due to default event.
(18)	Investments in corporate notes are level 2 securities hierarchy.
(19)	All investments in targeted portfolio securities are level 3 securities hierarchy.

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2009

Portfolio Company	Energy Industry Segment	Investment (1)(2)(4)	Principal	Cost	Fair Value (3)
Targeted Investments (17)
Control Investments – Majority Owned (50% to 100% owned)
Alden Resources, LLC	Coal Production	Senior Secured Multiple-Advance Term Loan - Tranche A (The greater of 12.00% or LIBOR + 9.00% cash, 15.00% or LIBOR + 12.00% PIK, due 1/05/2013)	$21,432,224	$19,499,779	$19,399,779
		Senior Secured Multiple-Advance Term Loan - Tranche B (The greater of 12.00% or LIBOR + 9.00% cash, 15.00% or LIBOR + 12.00% PIK, due 1/05/2013) (6)	20,917,680	19,519,841	19,519,841
		Class E Units – 100% of outstanding units entitled to 100% of distributions of Alden Resources until payout, 80% after payout (5)		5,800,000	5,800,000
		Royalty Interest		2,519,051	5,330,000

BSR Holdings, LLC (7)	Oil & Natural Gas Production and Development	Units – 100% of outstanding units of BSR Holdings, LLC which holds 50% working interest in certain BSR Loco Bayou, LLC oil and gas properties (5)		300,000	300,000
		Overriding Royalty Interest		16,460	100,000

DeanLake Operator, LLC	Oil & Natural Gas Production and Development	Senior Secured Term Loan (10.00% cash, 12.00% PIK, payable quarterly, due 6/30/2011)	3,500,000	3,500,000	3,500,000
		Class A Preferred Units – 100% of outstanding units entitled to 100% of distributions of DeanLake Operator, LLC until payout, 80% after payout (5)		10,400,255	6,500,000
		Overriding Royalty Interest		18,046	100,000

Formidable, LLC	Oil & Natural Gas Production and Development	Senior Secured Multiple-Advance Term Loan (LIBOR + 5.50% cash, LIBOR + 8.50% default, due 5/31/2008) (6)	38,780,316	38,780,316	5,600,000
		Warrants (5)		500,000	—
		Formidable Holdings, LLC Units – 100% of pledged stock of Formidable, LLC (5)(11)		10,000	—

Rubicon Energy Partners, LLC	Oil & Natural Gas Production and Development	LLC Units (4,000 units) representing 50% ownership of the assets of Rubicon Energy Partners, LLC (5)		—	—

TierraMar Energy LP	Oil & Natural Gas Production and Development	Class A Preferred LP Units – 100% of outstanding units entitled to 100% of distributions of TierraMar Energy LP until payout, 67% after payout (5)		17,710,788	6,000,000
		Overriding Royalty Interest		15,876	300,000
Total Control Investments – Majority Owned (50% to 100% owned)				$118,590,412	$72,449,620

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2009
(continued)

Portfolio Company	Energy Industry Segment	Investment (1)(2)(4)	Principal	Cost	Fair Value (3)
Targeted Investments (17) – Continued
Affiliate Investments – (5% to 25% owned)
BioEnergy Holding, LLC	Alternative Fuels and Specialty Chemicals	Senior Secured Notes (15.00%, due 3/06/2015)	$12,255,231	$10,862,125	$10,862,125
		BioEnergy International Warrants (5)(12)		34,766	34,766
		BioEnergy Holding Units – 11.5% of outstanding units of BioEnergy Holdings, LLC (5)		1,296,771	1,296,771
		Myriant Technologies Warrants (5)(13)		49,238	49,238
		Myriant Technologies Units – 1.9% of the outstanding units of Myriant Technologies, LLC (5)		418,755	418,755

Bionol Clearfield, LLC (9)	Alternative Fuels and Specialty Chemicals	Senior Secured Tranche C Construction Loan (LIBOR + 7.00%, due 9/06/2016)	5,000,000	5,000,000	5,000,000

Resaca Exploitation Inc.	Oil & Natural Gas Production and Development	Senior Secured Revolving Credit Facility (The greater of 8.0% or LIBOR + 5.50%, due 5/01/2012)	10,000,000	9,830,456	9,830,456
		Common Stock (6,651,098 shares) – representing 6.86% of outstanding common stock of Resaca Exploitation Inc. (5)(15)		3,235,256	4,086,834
Subtotal Affiliate Investments – (5% to 25% owned)				$30,727,367	$31,578,945
Non-affiliate Investments – (Less than 5% owned)
Anadarko Petroleum Corporation 2007 – III Drilling Fund	Oil & Natural Gas Production and Development	Multiple-Advance Net Profits Interest (Due 4/23/2032)	$10,579,495	$10,662,801	$11,012,799

ATP Oil & Gas Corporation	Oil & Natural Gas Production and Development	Limited Term Royalty Interest (Volume Denominated – 400 MBBL Pay-off)		9,335,754	5,642,113
		Limited Term Royalty Interest (Dollar Denominated – 16.00% Return)		14,935,631	14,935,631

Black Pool Energy Partners, LLC	Oil & Natural Gas Production and Development	Senior Secured Multiple-Advance Term Loan (The greater of 12.00% or LIBOR + 8.00% cash, 14.00% or LIBOR + 10.00% PIK, due 10/24/2011)	18,300,000	18,013,814	18,013,814
		Overriding Royalty Interest		9,884	100,000
		Warrants (5)(16)		10,000	10,000

Chroma Exploration & Production, Inc.	Oil & Natural Gas Production and Development	10,302 Shares Series A Participating Convertible Preferred Stock (6)		2,221,710	—
		9,408 Shares Series AA Participating Convertible Preferred Stock (6)		2,089,870	500,000
		8.11 Shares Common Stock (5)		—	—
		Warrants (5)(8)		—	—

Greenleaf Investments, LLC	Oil & Natural Gas Production and Development	Senior Secured Multiple-Advance Term Loan (The greater of 10.50% or LIBOR + 6.50%, due 4/30/2011)	10,783,558	10,616,048	10,616,048
		Overriding Royalty Interest		31,028	400,000

Nighthawk Transport I, LP	Energy Services	Second Lien Term Loan B (10)	13,022,642	—	—
		LP Units (5)(10)		—	—
		Warrants (5)(10)		—	—
		Second Lien Delayed Draw Term Loan B (10)	1,457,656	—	—

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2009
(continued)

Portfolio Company	Energy Industry Segment	Investment (1)(2)(4)	Principal	Cost	Fair Value (3)
Targeted Investments (17) – Continued
Non-affiliate Investments – (Less than 5% owned) – Continued
Tammany Oil & Gas, LLC	Oil & Natural Gas Production and Development	Senior Secured Multiple-Advance Term Loan (The greater of 13.0% or LIBOR + 8.00%, due 3/21/2010)	$24,782,804	$24,734,973	$24,734,973
		Overriding Royalty Interest		171,134	1,000,000
Subtotal Non-affiliate Investments – (Less than 5% owned)				$92,832,647	$86,965,378
Subtotal Targeted Investments (61.93% of total investments)				$242,150,426	$190,993,943
Corporate Notes (17)
Pioneer Natural Resources Co.	Oil & Natural Gas Production and Development	Senior Notes, 7.2%, due 2028	$10,000,000	$11,539,564	$9,062,200
Subtotal Corporate Notes (2.94% of total investments)				$11,539,564	$9,062,200
Commodity Derivative Instruments (17)
Put Options (14)		Put Options with BP Corporation North America, Inc. to sell up to 32,750 Bbls of crude oil at a strike price of $85.00 per Bbl. 4 monthly contracts beginning on October 1, 2009 and expiring on January 31, 2010.		$30,100	$49,000
Subtotal Commodity Derivatives (0.02% of total investments)				$30,100	$49,000
Cash and Cash Equivalents
Subtotal Cash and Cash Equivalents (35.11% of total investments)				$108,288,217	$108,288,217
Total investments, cash and cash equivalents				$362,008,307	$308,393,360
Liabilities in excess of other assets					$(68,217,812)
Net assets					$240,175,548

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

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED FINANCIAL HIGHLIGHTS
(Unaudited)

	For The Six Months Ended
	June 30, 2010	June 30, 2009

Per Share Data (1)

Net asset value, beginning of period	$11.10	$12.15

Net investment income	0.26	0.28
Net realized and unrealized gain (loss) on portfolio securities,
corporate notes and commodity derivative instruments (3)	0.16	(1.26)

Net increase (decrease) in stockholders' equity (net assets)
resulting from operations	0.42	(0.98)

Dividends declared	(0.34)	(0.32)

Net asset value, end of period	$11.18	$10.85

Market value, beginning of period	$8.13	$8.37
Market value, end of period	$7.17	$5.87
Market value return (2)	(7.96%)	(26.16%)
Net asset value return (2)	5.11%	(5.98%)

Ratios and Supplemental Data
($ and shares in thousands)

Net assets, end of period	$241,703	$234,710
Average net assets	$240,939	$248,773
Common shares outstanding at the end of the period	21,628	21,628
Total operating expenses/average net assets (4)	5.05%	6.49%
Total operating expenses less management and
incentive fees and interest expense/average net assets (4)	2.22%	1.97%
Total operating expenses less management
and incentive fees/average net assets (4)	2.73%	3.67%
Net investment income/average net assets (4)	4.78%	4.93%
Net increase (decrease) in net assets resulting from
operations/average net assets (4)	7.43%	(17.19%)
Portfolio turnover rate	2.67%	15.89%

(1)	Per Share Data is based on common shares outstanding at the end of the period.
(2)	Return calculations assume reinvestment of dividends and are not annualized.
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
June 30, 2010
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

The 1940 Act requires the separate identification of investments according to the percentage ownership in a portfolio company’s outstanding voting securities.  The percentages and categories are as follows:

•	Non-affiliate investments - the Company owns less than 5% of a portfolio company’s outstanding voting securities
•	Affiliate investments - the Company owns more than 5% but not more than 25% of a portfolio company’s outstanding voting securities
•	Control investments - the Company owns more than 25% of a portfolio company’s outstanding voting securities
•	Control investments – majority owned - the Company owns more than 50% of a portfolio company’s outstanding voting securities.

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

Payment-in-Kind Interest and Dividends

The Company may have investments in its portfolio that contain payment-in-kind (“PIK”) provisions.   PIK interest or dividends, computed at the contractual rate specified in each investment agreement, are added to the principal balance of the investment and recorded as interest or dividend income.  For investments with PIK interest or dividends, the Company bases income accruals on the principal balance including any PIK.  If the portfolio company’s asset valuation is not sufficient to cover the contractual interest, the Company will not accrue interest income or dividend income on the investment. To maintain the Company’s RIC status, this non-cash source of income must be paid out to stockholders in the form of dividends, even though the Company has not yet collected the cash. For the quarter ended June 30, 2010, PIK interest income was $0.9 million, net of a $0.8 million reserve. For the quarter ended June 30, 2009, PIK interest income was $0.5 million, with no reserve adjustment.  No PIK dividend income was recognized during the quarter ended June 30, 2010 or 2009.

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

Fee Income Recognition

Fees primarily include financial advisory, transaction structuring, loan administration, commitment and prepayment fees. Financial advisory fees represent amounts received for providing advice and analysis to companies and are recognized as earned when such services are performed provided collection is probable.  Transaction structuring fees represent amounts received for structuring, financing and executing transactions and are generally payable only if the transaction closes. Such fees are deferred and accreted into interest income over the life of the loan using the effective interest method.  Commitment fees represent amounts received for committed funding and are generally payable whether or not the transaction closes.  On transactions that close within the commitment period, commitment fees are deferred and accreted into interest income over the life of the loan using the effective interest method.  Commitment fees on transactions that do not close are recognized in the month the commitment period expires.  Prepayment and loan administration fees are recognized as they are received.  For the quarters ended June 30, 2010 and 2009, the Company accreted approximately $0.2 million and $0.5 million of fee income, respectively, into interest income.

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

The following table summarizes the Company’s recent distribution history:

Distribution History

Declaration Date	Amount	Record Date	Payment Date
March 10, 2009	$ 0.200	March 31, 2009	April 10, 2009
June 11, 2009	$ 0.120	June 30, 2009	July 10, 2009
September 10, 2009	$ 0.150	September 30, 2009	October 9, 2009
December 3, 2009	$ 0.170	December 31, 2009	January 7, 2010
March 10, 2010	$ 0.170	March 31, 2010	April 9, 2010
June 15, 2010	$ 0.170	June 30, 2010	July 9, 2010

The Company has established an “opt out” dividend reinvestment plan for its common stockholders.  As a result, if the Company declares a dividend, then a stockholder’s cash dividend will be automatically reinvested in additional shares of the Company’s common stock unless the stockholder, or his or her broker, specifically “opts out” of the dividend reinvestment plan and elects to receive cash dividends. It is customary practice for many brokers to “opt out” of dividend reinvestment plans on behalf of their clients unless specifically instructed otherwise.  As of July 9, 2010, the date of the most recent dividend payment, holders of 2,262,290 shares, or approximately 10.5% of the 21,628,202 outstanding common shares, participated in the Company’s dividend reinvestment plan.

The Company’s dividend reinvestment plan provides for the plan agent to purchase shares in the open market for credit to the accounts of plan participants unless the average of the closing sales prices for the shares for the five days immediately preceding the payment date exceeds 110% of the most recently reported net asset value per share.

The table below summarizes participation in the Company’s recent dividend reinvestment plan:

Dividend Reinvestment Plan Participation

		Percentage of			Common Stock Dividends
	Participating	Outstanding	Total		Purchased in	Purchased
Dividend	Shares	Shares	Distribution	Cash Dividends	Open Market (1)	Price
March 2009	2,179,204	10.1%	$4,325,640	$3,889,799	$435,841	$6.4340
June 2009	1,889,207	8.7%	$2,595,384	$2,368,679	$226,705	$5.7848
September 2009	2,306,518	10.7%	$3,244,230	$2,898,252	$345,978	$7.6243
December 2009	2,372,306	11.0%	$3,676,794	$3,273,502	$403,292	$8.8884
March 2010	2,343,298	10.8%	$3,676,794	$3,278,433	$398,361	$7.7955
June 2010	2,262,290	10.5%	$3,676,794	$3,292,205	$384,589	$7.7944

(1)  Shares are purchased or issued in the following month.

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

Note 3:	Credit Facilities and Borrowings

Under the terms of the Company’s Amended and Restated Revolving Credit Agreement (as amended, the “Investment Facility”), the lenders have agreed to extend revolving credit to the Company in an amount not to exceed $67.5 million, with the ability to increase the credit available to an amount not to exceed $107.5 million by obtaining additional commitments from existing lenders or new lenders. The total amount committed was $67.5 million and the amount outstanding was $60.0 million under the Investment Facility as of June 30, 2010.  By comparison, the total amount committed as of June 30, 2009 was $87.5 million and the amount outstanding was $15.0 million under the Investment Facility.  The Investment Facility matures on August 31, 2012, and bears interest, at the Company’s option, at either (i) LIBOR plus 425 to 575 basis points, based on the degree of leverage of the Company or (ii) the base rate plus 325 to 475 basis points, based on the degree of leverage of the Company.  Proceeds from the Investment Facility will be used to supplement the Company’s equity capital to make portfolio investments.  As of June 30, 2010, the interest rate was 7.0% on $60.0 million (Prime plus 375 basis points).

In February 2010, the Company had a letter of credit of $2.594 million issued under the Investment Facility with respect to its investment in Alden Resources, LLC (“Alden”). As of June 30, 2010, the letter of credit balance was $1.845 million but was not drawn. The letter of credit balance was $2.296 million on July 8, 2010 but was not drawn.

As of June 30, 2010, the amount available under the Investment Facility was $5.66 million.  The Company repaid the entire $60.0 million balance in July 2010.

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

Base Management Fee:  Under the investment advisory agreement, the base management fee is calculated quarterly as 0.45% of the average of total assets of the Company as of the end of the two previous quarters, and is payable quarterly in arrears.  The Manager has agreed to waive permanently, subsequent to September 30, 2007, that portion of the management fee attributable to U.S. Treasury securities acquired with borrowings under the Company’s credit facilities to the extent the amount of such securities exceeds $100 million.

The entire amount of the $1,423,830 management and incentive fees payable to the Manager as of June 30, 2010 consists of the base management fee for the quarter ended June 30, 2010.

Incentive Fee:  The incentive fee under the investment advisory agreement consists of two parts.

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

There were no investment income incentive fees earned for the second quarters of 2010 and 2009.

The second part of the incentive fee (the “Capital Gains Fee”) is determined and payable in arrears as of the end of each fiscal year (or upon termination of the investment advisory agreement, as of the termination date) and equals (1) 20% of (a) the Company’s net realized capital gain (realized capital gains less realized capital losses) on a cumulative basis from the closing date of the Company’s initial public offering to the end of such fiscal year, less (b) any unrealized capital depreciation at the end of such fiscal year, less (2) the aggregate amount of all Capital Gains Fees paid to the Manager in prior fiscal years. No capital gains incentive fees were paid for the second quarters of 2010 and 2009.

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

Of the $713,571 in accounts payable and accrued expenses as of June 30, 2010, $280,792 was due to the Administrator for expenses incurred on the Company’s behalf for the month of June 2010.  By comparison, $194,273 was due to the Administrator for expenses incurred on the Company’s behalf for the month of June 2009.

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

Note 5:	Federal Income Taxes

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

The difference between the effective income tax rate of 0.79% and the statutory federal tax rate of 34% for the six months ended June 30, 2010 is primarily attributable to RIC investment company taxable income that generally will not be subject to federal income tax.

The difference between the effective income tax rate of 0.49% and the statutory federal tax rate of 34% for the three months ended June 30, 2010 is attributable to RIC investment company taxable income that generally will not be subject to federal income tax.

Note 6:	Commitments and Contingencies

As of June 30, 2010, the Company had investments in or commitments to fund investments to fifteen portfolio companies totaling $242.5 million, of which $237.1 million was outstanding and $5.4 million remained available.  In addition, the Company has continuing obligations under the investment advisory agreement with the Manager and the administration agreement with the Administrator.  The agreements provide that, absent willful misfeasance, bad faith or gross negligence in the performance of its duties or the reckless disregard of its duties and obligations, the Manager, the Administrator and its officers, managers, agents, employees, controlling persons, members and any other person or entity affiliated with them will be entitled to indemnification from the Company for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of the Manager’s or Administrator’s services under the agreements or otherwise as the Company’s investment adviser or administrator. The agreements also provide that the Manager, the Administrator and their affiliates will not be liable to the Company or any stockholder for any error of judgment, mistake of law, any loss or damage with respect to any of the Company’s investments or any action taken or omitted to be taken by the Manager or the Administrator in connection with the performance of any of their duties or obligations under the agreements or otherwise as investment adviser or administrator to the Company, except to the extent specified in Section 36(b) of the 1940 Act concerning loss resulting from a breach of fiduciary duty with respect to the receipt of compensation for services. In the normal course of business, the Company enters into a variety of undertakings containing a variety of representations that may expose the Company to some risk of loss.  The amount of future loss, if any arising from such undertakings, while not quantifiable, is not expected to be significant.

Note 7:	Reclassifications

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

Year	Undistributed Net Investment Income (Loss)	Undistributed Net Realized Capital Gain (Loss)	Paid-in Capital in Excess of Par
2009	$2,293,828	$12,180,142	$(14,473,970)

Note 8:	Investments and Fair Value

Investments consisted of the following as of June 30, 2010 and December 31, 2009:

	Investments, Cash and Cash Equivalents

	June 30, 2010
	Cost	% of total	Fair Value	% of total
Long term investments
Senior secured debt	$162,127,492	46.0%	$128,847,176	42.6%
Royalty interests	2,732,276	0.8%	7,330,000	2.4%
Limited term royalties	12,930,315	3.7%	12,548,457	4.1%
Net profits interests	9,998,287	2.8%	10,298,287	3.4%
Membership and partnership units	39,536,569	11.2%	23,815,526	7.9%
Participating preferred stock	4,311,580	1.2%	750,000	0.3%
Common stock	3,235,256	0.9%	3,897,543	1.3%
Warrants	594,004	0.2%	94,004	0.0%
Total long term investments	$235,465,779	66.8%	$187,580,993	62.0%

Corporate notes	11,514,860	3.3%	9,555,858	3.2%
Total Investments	$246,980,639	70.1%	$197,136,851	65.2%

Cash and cash equivalents	105,350,492	29.9%	105,350,492	34.8%

Total investments, cash
and cash equivalents	$352,331,131	100.0%	$302,487,343	100.0%

	Investments, Cash and Cash Equivalents

	December 31, 2009
	Cost	% of total	Fair Value	% of total
Long term investments
Senior secured debt	$160,357,352	44.3%	$127,077,036	41.2%
Royalty interests	2,781,479	0.8%	7,330,000	2.4%
Limited term royalties	24,271,385	6.7%	20,577,744	6.7%
Net profits interests	10,662,801	2.9%	11,012,799	3.6%
Membership and partnership units	35,936,569	9.9%	20,315,526	6.6%
Participating preferred stock	4,311,580	1.2%	500,000	0.2%
Common stock	3,235,256	0.9%	4,086,834	1.3%
Warrants	594,004	0.2%	94,004	0.0%
Total long term investments	$242,150,426	66.9%	$190,993,943	62.0%

Corporate notes	11,539,564	3.2%	9,062,200	2.9%
Crude oil put options	30,100	0.0%	49,000	0.0%
Total Investments	$253,720,090	70.1%	$200,105,143	64.9%

Cash and cash equivalents	108,288,217	29.9%	108,288,217	35.1%

Total investments, cash
and cash equivalents	$362,008,307	100.0%	$308,393,360	100.0%

The following three broad categories comprise the hierarchy that prioritizes the inputs to valuation techniques used to measure fair value:

•	Level 1 — Quoted unadjusted prices for identical instruments in active markets to which the Company has access at the date of measurement.

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

The following tables sets forth by level within the fair value hierarchy the Company’s financial assets that were accounted for at fair value on a recurring basis as of June 30, 2010 and December 31, 2009. Fair value accounting classifies financial assets and liabilities in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.   The Company did not have any liabilities that were measured at fair value on a recurring basis at June 30, 2010 or December 31, 2009.

	Fair Value Measurements as of June 30, 2010

Assets at Fair Value	Total	Quoted Prices in Active Markets (Level 1)	Prices with Observable Market Inputs (Level 2)	Unobservable Inputs (Level 3)

Long Term Investments
Control investments
Senior secured debt	$49,065,176	$-	$-	$49,065,176
Royalty interests	5,830,000	-	-	5,830,000
Preferred units	22,100,000	-	-	22,100,000
Total control investments	76,995,176	-	-	76,995,176

Affiliate investments
Senior secured debt	27,947,444	-	-	27,947,444
Equity
Common stock	3,897,543	-	-	3,897,543
Preferred units	1,715,526	-	-	1,715,526
Warrants	84,004	-	-	84,004
Sub-total equity	5,697,073	-	-	5,697,073
Total affiliate investments	33,644,517	-	-	33,644,517

Non-affiliate investments
Senior secured debt	51,834,556	-	-	51,834,556
Royalty interests	1,500,000	-	-	1,500,000
Limited term royalties	12,548,457	-	-	12,548,457
Net profits interests	10,298,287	-	-	10,298,287
Equity
Participating preferred stock	750,000	-	-	750,000
Warrants	10,000	-	-	10,000
Sub-total equity	760,000	-	-	760,000
Total non-affiliate investments	76,941,300	-	-	76,941,300

Corporate notes	9,555,858	-	9,555,858	-
Total assets at fair value	$197,136,851	$-	$9,555,858	$187,580,993

	Fair Value Measurements as of December 31, 2009

Assets at Fair Value	Total	Quoted Prices in Active Markets (Level 1)	Prices with Observable Market Inputs (Level 2)	Unobservable Inputs (Level 3)

Long Term Investments
Control investments
Senior secured debt	$48,019,620	$-	$-	$48,019,620
Royalty interests	5,830,000	-	-	5,830,000
Preferred units	18,600,000	-	-	18,600,000
Total control investments	72,449,620	-	-	72,449,620

Affiliate investments
Senior secured debt	25,692,581	-	-	25,692,581
Equity
Common stock	4,086,834	-	-	4,086,834
Preferred units	1,715,526	-	-	1,715,526
Warrants	84,004	-	-	84,004
Sub-total equity	5,886,364	-	-	5,886,364
Total affiliate investments	31,578,945	-	-	31,578,945

Non-affiliate investments
Senior secured debt	53,364,835	-	-	53,364,835
Royalty interests	1,500,000	-	-	1,500,000
Limited term royalties	20,577,744	-	-	20,577,744
Net profits interests	11,012,799	-	-	11,012,799
Equity
Participating preferred stock	500,000	-	-	500,000
Warrants	10,000	-	-	10,000
Sub-total equity	510,000	-	-	510,000
Total non-affiliate investments	86,965,378	-	-	86,965,378

Corporate notes	9,062,200	-	-	9,062,200
Crude oil put options	49,000	-	-	49,000
Total assets at fair value	$200,105,143	$-	$-	$200,105,143

The following tables present roll-forwards of the changes in the fair value during the three and six-month periods ended June 30, 2010 for all investments for which the Company determines fair value using unobservable (Level 3) factors. During the three and six-month periods ended June 30, 2010, none of the investments in portfolio companies changed between the categories of Control Investments – Majority Owned, Affiliate Investments and Non-Affiliate Investments. During the three and six-month periods ended June 30, 2010, investments in corporate notes were transferred from Level 3 to Level 2 due to change in observability of significant inputs.

	Assets at Fair Value Using Unobservable Inputs (Level 3)

	Control	Affiliate	Non-affiliate	Corporate	Total
	Investments	Investments	Investments	Notes	Investments

Balance as of March 31, 2010	$75,435,448	$34,346,136	$83,256,296	$9,416,400	$202,454,280
Transfers in (out) of Level 3	-	-	-	(9,062,200)	(9,062,200)
Net amortization of premiums, discounts and fees	125,511	58,891	(4,059,893)	12,323	(3,863,168)
Net unrealized gains (losses)	(93,176)	(748,010)	1,581,297	(366,523)	373,588
Purchases	673,218	-	-	-	673,218
Payment-in-kind	854,175	-	-	-	854,175
Sales and repayments	-	(12,500)	(3,836,400)	-	(3,848,900)
Balance as of June 30, 2010	$76,995,176	$33,644,517	$76,941,300	$-	$187,580,993

	Assets at Fair Value Using Unobservable Inputs (Level 3)

	Control	Affiliate	Non-affiliate	Corporate	Commodity Derivative	Total
	Investments	Investments	Investments	Notes	Instruments	Investments

Balance as of December 31, 2009	$72,449,620	$31,578,945	$86,965,378	$9,062,200	$49,000	$200,105,143
Transfers in (out) of Level 3	-	-	-	(9,062,200)	-	(9,062,200)
Net amortization of premiums, discounts and fees	244,897	114,924	(7,191,420)	-	-	(6,831,599)
Net unrealized gains (losses)	(86,675)	(189,291)	3,547,663	-	(18,900)	3,252,797
Purchases	2,719,389	1,247,220	1,194	-	-	3,967,803
Payment-in-kind	1,667,945	917,719	-	-	-	2,585,664
Sales and repayments	-	(25,000)	(6,381,515)	-	-	(6,406,515)
Settlements	-	-	-	-	(30,100)	(30,100)
Balance as of June 30, 2010	$76,995,176	$33,644,517	$76,941,300	$-	$-	$187,580,993

Note 9:	Commodity Derivative Instruments

The Company may periodically enter into commodity derivative instruments to manage our exposure to commodity price fluctuations. The Company uses all of its derivatives for risk management purposes and does not hold any amounts for speculative or trading purposes. These contracts generally consist of options contracts on underlying commodities.  Investments in derivative instruments represent future commitments or options to purchase or sell other financial instruments or commodities at specific prices on specified future dates, which expose the Company to market risk if the market value of the contract is higher or lower than the contract price at the maturity date. Additionally, these derivative instruments expose the Company to credit risk arising from the potential inability of counterparties to perform under the terms of the contracts.

The Company acquired a limited term royalty interest from ATP Oil & Gas Corporation and received royalty payments from this investment based on crude oil and natural gas production and prices. As a result, the Company was exposed to fluctuations in crude oil and natural gas prices. As of June 4, 2008, the Company had entered into option contracts to manage the price risk associated with these royalty payments. The Company decided not to designate these instruments as hedging instruments for financial accounting purposes. We recognized the change in the instruments’ fair value currently on the Consolidated Statements of Operations as net increase (decrease) in unrealized appreciation (depreciation) on portfolio securities, corporate notes and commodity derivative instruments.  The realized gains (losses) on commodity derivatives consist of revenues received on favorable expired options less the cost of all expired positions, and we recognized these gains in investment income.

All of the Company’s commodity derivative instruments were expired as of January 31, 2010.

The components of gains (losses) on commodity derivative instruments are as follows:

	For the Six Months Ended
	June 30, 2010	June 30, 2009

Unrealized losses on commodity derivatives	$(18,900)	$(6,307,927)
Realized gains on commodity derivatives	16,079	5,054,081

Net losses on commodity derivative instruments	$(2,821)	$(1,253,846)

Note 10:	Recent Accounting Pronouncements

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures, which amends ASC 820 and requires additional disclosure related to recurring and non-recurring fair value measurements in respect to transfers in and out of Levels 1 and 2 and activity in Level 3 fair value measurements. The update also clarifies existing disclosure requirements related to activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company adopted the new guidance in its Annual Report on Form 10-K for the year ended December 31, 2009.

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

Portfolio and Investment Activity

 In April 2010, the Company and Tammany Oil & Gas, LLC (“Tammany”) agreed to further amend the Company’s credit agreement with Tammany.  Under the amended terms, the Company extended the maturity of the Tammany credit agreement from April 21, 2010 to September 21, 2010.  The Company had previously amended the Tammany credit agreement to extend the maturity from March 21, 2010 to April 21, 2010.

In total for the quarter ended June 30, 2010, investments in existing portfolio companies decreased by a net amount of $5.6 million.  No investments expired, and we did not add any new companies to our portfolio during the second quarter of 2010.

Following these transactions our investment portfolio consisted of fifteen portfolio companies and was invested as follows based on their fair values as of June 30, 2010: 45.0% in senior secured term loans, 0.3% in participating convertible preferred stock, 1.3% in common stock, 3.2% in corporate notes, 7.9% in membership and partnership units, 3.4% in net profits interests, and 4.1% in limited term royalty interests.  The balance of our investment portfolio (as a percentage of the whole portfolio) was comprised 34.8% of cash and cash equivalents.

Results of Operations

Investment Income

Investment income for the quarter ended June 30, 2010 was $6.0 million, primarily attributable to $5.2 million in interest from targeted investments in ten portfolio companies and to $0.8 million from corporate notes, investments in cash and cash equivalents and fee income from third parties and affiliates.  This compares to investment income for the quarter ended June 30, 2009 of $5.5 million, with $6.2 million attributable to interest from targeted investments in eleven portfolio companies, $1.9 million attributable to income from commodity derivative instruments, a $2.8 million net loss attributable to royalty income net of amortization, and $0.2 million from corporate notes, investments in cash and cash equivalents and fee income from third parties and affiliates.

For the six months ended June 30, 2010, investment income decreased by $2.8 million, or 20.2%, to $11.2 million from $14.1 million for the same period in 2009. For the six months ended June 30, 2010, we recorded $10.0 million attributable to targeted investments in portfolio companies, a $0.2 million net loss attributable to royalty income net of amortization and $1.4 million from corporate notes, investments in cash and cash equivalents and fee income from third parties and affiliates. This compares to $12.1 million attributable to targeted investments in portfolio companies, $5.1 million attributable to income from commodity derivative instruments, a $3.7 million net loss attributable to royalty income net of amortization and $0.6 million from corporate notes, investments in cash and cash equivalents and fee income from third parties and affiliates for the six months ended June 30, 2009.

Our total targeted portfolio balance decreased on a cost basis by approximately $38.3 million from $273.8 million on June 30, 2009 to $235.5 million on June 30, 2010.  The balance of non-accruing and non-income producing investments on a cost basis increased from approximately $97.2 million at June 30, 2009 to approximately $106.0 million at June 30, 2010.  The balance of non-accruing and non-income producing investments on a fair value basis increased from approximately $31.4 million at June 30, 2009 to approximately $53.7 million at June 30, 2010.  Although LIBOR rates remained low during the second quarter of 2010, they had a minimal effect on our targeted investment income because of LIBOR floors established for new portfolio companies and certain other existing portfolio companies during 2010 and 2009.  Additionally, the continued downward pressure on U.S. Treasury Bill interest rates during 2010 and 2009 reduced interest from cash and cash equivalents.

At June 30, 2010, the weighted average yield on targeted portfolio investments, exclusive of capital gains, was 7.28%.  The weighted average yield of our corporate notes was 5.82%.  The weighted average yield of our cash & cash equivalents was 0.51%.  The weighted average yield on our total capital invested at June 30, 2010 was 5.21%.  Further, three investments totaling $62.6 million on a cost basis (Formidable, LLC (“Formidable”), $38.8 million; Alden Tranche B, $19.5 million; and Chroma Exploration & Production, Inc., $4.3 million) are currently on non-accrual status.  Investments totaling $43.4 million on a cost basis are non-income producing and include equity investments in TierraMar Energy LP preferred units, DeanLake Operator, LLC preferred units, Resaca Exploitation, Inc. (“Resaca”) common stock, Alden class E units and warrants and units associated with our investment in BioEnergy.

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

Operating Expenses

For the quarter ended June 30, 2010, operating expenses were $3.0 million compared to $4.0 million for the quarter ended June 30, 2009.  The 2010 amount consisted of investment advisory and management fees of $1.4 million and credit facility interest expense and fees of $0.3 million.  In comparison, for the quarter ended June 30, 2009, investment advisory and management fees were $1.6 million and credit facility interest expense and fees were $1.1 million.  Overall lower portfolio balances in 2010 resulted in lower investment advisory and management fees, and lowered levels of borrowings reduced our credit facility interest expense and fees.

For the six months ended June 30, 2010, operating expenses were $6.0 million compared to $8.0 million for the six months ended June 30, 2009. The 2010 amount consisted of investment advisory and management and incentive fees of $2.8 million, insurance expenses, administrative services fees, professional fees, directors’ fees and other general and administrative expenses of $2.6 million and credit facility interest expense and fees of $0.6 million. This compares to investment advisory and management and incentive fees of $3.5 million, insurance expenses, administrative services fees, professional fees, directors’ fees and other general and administrative expenses of $2.4 million and credit facility interest expense and fees of $2.1 million for the six months ended June 30, 2009.  Overall lower portfolio balances in 2010 resulted in lower investment advisory and management fees, and lowered levels of borrowings reduced our credit facility interest expense and fees.

Operating expenses for the three and six-month periods include our allocable portion of the total organizational and operating expenses incurred by us, the Manager and the Administrator, as determined by our Board of Directors and representatives of the Manager and the Administrator.  According to the terms of the investment advisory agreement, we calculate the base management fee quarterly as 0.45% of the average of our total assets as of the end of the two previous quarters.  Other general and administrative expenses include allocated share of employee, facilities and stockholder services and marketing costs.

Net Investment Income Before Income Taxes

For the quarter ended June 30, 2010, net investment income before income taxes was $3.1 million compared to $1.5 million for the quarter ended June 30, 2009.  The 99.8% increase was due to higher investment income partially offset by lower operating expenses, primarily lower management fees and credit facility interest expenses and fees.

For the six months ended June 30, 2010, net investment income before income taxes was $5.2 million compared to $6.1 million for the six months ended June 30, 2009.  The 14.3% decrease was primarily due to lower interest income on overall lower principal balances and an increase in the balance of non-accruing and non-income producing investments, offset by lower credit facility interest expense and fees on our reduced debt balance.

Net Realized Gains

There were no realized capital gains or losses for the quarters ended June 30, 2010 and 2009.

Unrealized Appreciation or Depreciation on Investments

For the quarter ended June 30, 2010, the increase in net unrealized appreciation after income taxes was $0.6 million, comprised of a $0.7 million increase in targeted portfolio fair value and an increase of $0.2 million in the fair value of our corporate notes, less a tax provision of $0.3 million resulting from routine quarterly valuation allowance reallocation.  The increase in targeted portfolio fair value was largely a result of changes in the estimated current market values of underlying assets.

For the quarter ended June 30, 2009, the increase in net unrealized depreciation before income tax benefit of $0.3 million was $4.4 million, comprised of a $3.0 million decrease in targeted portfolio fair value and a decrease of $3.1 million in commodity derivative instruments fair value, offset by an increase of $1.7 million in the fair value of our corporate notes.  The decrease in targeted portfolio fair value was largely a result of changes in the estimated current market values of underlying assets.  The decrease in the fair value of commodity derivative instruments was a result of the reversal of 2008 unrealized appreciation due to realizations in the second quarter of 2009.

For the six months ended June 30, 2010, the increase in net unrealized appreciation before income tax provision of $0.6 million was $3.8 million, comprised of an increase in targeted portfolio fair value of $3.3 million and a $0.5 million increase in the fair value of our corporate notes. By comparison, for the six months ended June 30, 2009, the increase in net unrealized depreciation before income tax benefit of $1.6 million was $29.0 million, comprised of a decrease in targeted portfolio fair value of $24.2 million and a $6.3 million decrease in the fair value of commodity derivative instruments, offset by a $1.5 million increase in the fair value of our corporate notes.

While, in general, current capital and commodity markets are more stable than during the prior eighteen months, conditions are such that it remains difficult to predict capital gains or losses or fluctuations in our portfolio values.

Net Increase or Decrease in Stockholders’ Equity from Operations

For the quarter ended June 30, 2010, we had a net increase in stockholders’ equity (net assets) resulting from operations of $3.9 million, or $0.18 per share, compared to a net decrease of $2.6 million, or $0.12 per share decrease for the quarter ended June 30, 2009.  The $6.5 million or $0.30 per share net increase is attributable to the $1.7 million increase in net investment income after income taxes and the $4.8 million increase in unrealized appreciation on our investments during the second quarter of 2010, compared to the second quarter of 2009.

For the six months ended June 30, 2010, the net increase in stockholders’ equity (net assets) resulting from operations was $8.9 million, or $0.42 per share, compared to an decrease of $21.2 million, or $0.98 per share decrease, for the six months ended June 30, 2009.  The $30.1 million or $1.40 per share net increase is attributable to the $27.3 million increase in unrealized depreciation recorded on our investments during the six months ended June 30, 2009, compared to $3.2 million in unrealized appreciation recorded on our investments during the six months ended June 30, 2010.

Financial Condition, Liquidity and Capital Resources

During the quarter ended June 30, 2010, we generated cash from operations, including interest earned on our portfolio securities, as well as our investments in corporate notes and from cash and cash equivalents.  At June 30, 2010, we had cash and cash equivalents of $105.4 million and investments in corporate notes of $9.6 million.  The amount outstanding on our Investment Facility at June 30, 2010 was $60.0 million and an additional $5.66 million was available. We repaid the $60.0 million balance in July 2010.  As of June 30, 2010, we had investments in or commitments to fund loan facilities to fifteen portfolio companies totaling $242.5 million, of which $237.1 million was drawn.  We expect to fund our investments in 2010 from available cash, income earned on our portfolio and temporary investments, repayments or realizations of existing investments and from borrowings under our Investment Facility.  In the future, we may also fund a portion of our investments with issuances of equity or senior debt securities.  We may also securitize a portion of our investments in mezzanine or senior secured loans or other assets.  We expect our primary use of funds to be investments in portfolio companies, cash distributions to holders of our common stock and payment of fees and other operating expenses.

 Commodity Derivative Instruments

We may periodically use commodity derivative instruments to manage our exposure to commodity price fluctuations.  We do not designate these instruments as hedging instruments for financial accounting purposes, and, as a result, we recognize the change in the instruments’ fair value currently on the Consolidated Statements of Operations as net increase (decrease) in unrealized appreciation (depreciation) on portfolio securities, corporate notes and commodity derivative instruments.

We acquired a limited term royalty interest from ATP, and the royalty payments associated with this investment are subject to fluctuations in natural gas and oil prices.  To manage this risk, we purchased oil and natural gas put options on approximately 93% of our royalty interest.   See “Note 9: Commodity Derivative Instruments” in the accompanying notes to the consolidated financial statements for further description of our put options.

All of the commodity derivative instruments were expired as of January 31, 2010.

Contractual Obligations

A summary of our contractual payment obligations at June 30, 2010 is as follows:

		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

June 30, 2010:
Long-term debt obligations--
revolving credit facilities (1)	$60,000,000	$-	$60,000,000	$-	$-
Total	$60,000,000	$-	$60,000,000	$-	$-

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

Portfolio Credit Quality

Virtually all of our portfolio investments are in negotiated, and often illiquid, securities of energy companies. We maintain a system to evaluate the credit quality of these investments. While incorporating quantitative analysis, this system is a qualitative assessment. This system is intended to reflect the overall, long term performance of a portfolio company’s business, the collateral coverage of an investment, and other relevant factors. As a consequence of the general economic downturn and associated weakness in the energy markets, one of our investments, Formidable, has experienced significant degradation in value that may not be recoverable. During the quarter ended June 30, 2010, of the twenty-four rated investments in fifteen portfolio companies, compared to the quarter ended March 31, 2010, one improved in rating, one declined in rating, twenty-one retained the same rating and we added one investment into the rating system.  Beginning this quarter we included our existing corporate notes in our risk analysis and this accounted for the one additional investment.  Fifteen investments totaling approximately $160.3 million, or approximately 65% of the $247 million in total investments, on a cost basis, are carried on our watch list due to slower than expected development of the assets supporting the investments, the downturn in general economic and energy market conditions or deterioration in asset coverage.

For the second quarter of 2010, the combined increase in unrealized appreciation of our portfolio securities and corporate notes of $0.9 million was largely due to increases in the estimated market values of underlying assets, consisting primarily of the increase in the fair value of our investment in ATP Oil & Gas Corp limited term royalty of $1.6 million offset by a decrease in the fair value of our investment in Resaca common stock of $0.7 million.

Recently Issued Accounting Pronouncements

See “Note 10: Recent Accounting Pronouncements” in the accompanying notes to consolidated financial statements for details of recently issued accounting pronouncements and their expected impact on our financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes from the information provided in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act), designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

In connection with the preparation of this Quarterly Report on Form 10-Q, as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q, the Company performed an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) promulgated under the Exchange Act.

After giving effect to the restatement referred to below and based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q conducted by our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were ineffective in providing reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to management in a manner that allows timely decisions regarding required disclosure. In light of this material weakness, the Company performed additional analysis and post-closing procedures to ensure its financial statements were prepared in accordance with generally accepted accounting principles. After giving effect to the restatements referred to below, and subject to the statements below regarding our inability to maintain effective controls over the determination and reporting of the provision for income taxes, the Company’s management has concluded that the financial statements included in this Form 10-Q present fairly in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented.

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

Discussion of Material Weakness

Management’s assessment identified a material weakness in the Company’s internal control over financial reporting. As of June 30, 2010, the Company did not maintain effective controls over the determination and reporting of the provision for income taxes. This material weakness was initially disclosed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2008. As of June 30, 2010, our management was unable to conclude that we had remediated this previously disclosed material weakness in our internal control over financial reporting. Specifically, management did not perform a sufficiently precise review to ensure the completeness and accuracy of the Company’s calculation of its income tax provision and deferred income tax assets and liabilities. This deficiency resulted in the restatement of the Company’s consolidated financial statements for the years ended December 31, 2007 and 2008 (and the unaudited selected quarterly data for each of the quarters in 2007 and 2008 and the first three quarters in 2009), and results in a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our business is subject to increasingly complex corporate governance, public disclosure and accounting requirements that could adversely affect our business and financial results.

We are subject to changing rules and regulations of federal and state government as well as the stock exchange on which our common stock is listed. These entities, including the Public Company Accounting Oversight Board, the SEC and the Nasdaq Global Market, have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional regulations and requirements in response to laws enacted by Congress. On July 21, 2010, the Dodd-Frank Wall Street Reform and Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation-related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations. Prior to full implementation, it will be difficult to assess the impact of the Dodd-Frank Act on the Company. Our efforts to comply with these requirements have resulted in, and are likely to continue to result in, an increase in expenses and a diversion of management's time from other business activities.

Item 6.	Exhibits.

See “Index to Exhibits” following the signature page for a description of the exhibits furnished as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NGP CAPITAL RESOURCES COMPANY

Date: August 9, 2010	By:	/s/ John H. Homier
John H. Homier
President and Chief Executive Officer

Date: August 9, 2010	By:	/s/ Stephen K. Gardner
Stephen K. Gardner
Chief Financial Officer, Treasurer and Secretary

Index to Exhibits

Exhibits No.	Exhibit
3.1	Articles of Incorporation (filed as Exhibit (a)(1) to the Company’s Registration Statement on Form N-2 filed on August 16, 2004 (Registration No. 333-118279) and incorporated herein by reference)
3.2	Articles of Amendment and Restatement (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference)
3.3	Bylaws (filed as Exhibit (b) to the Company’s Registration Statement on Form N-2 filed on August 16, 2004 (Registration No. 333-118279) and incorporated herein by reference)
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
______________ *Filed herewith.