Form 10-Q
period 2010-09-30
NGP Capital Resources Co
filed 2010-11-09
CIK 1297704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

As of November 5, 2010, there were 21,628,202 shares of the registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(Unaudited)
Assets
Investments in portfolio securities at fair value
Control investments - majority owned
(cost: $126,227,931 and $118,590,412, respectively)	$77,161,810	$72,449,620
Affiliate investments
(cost: $34,096,517 and $30,727,367, respectively)	33,216,052	31,578,945
Non-affiliate investments
(cost: $78,812,538 and $92,832,647, respectively)	76,884,017	86,965,378
Investments in corporate notes at fair value
(cost: $11,502,179 and $11,539,564, respectively)	10,413,838	9,062,200
Investments in commodity derivative instruments at fair value
(cost: $0 and $30,100, respectively)	-	49,000
Total investments	197,675,717	200,105,143

Cash and cash equivalents	95,315,228	108,288,217
Accounts receivable and other current assets	1,937,783	2,115,663
Interest receivable	879,360	1,241,609
Prepaid assets	1,308,235	2,201,468
Deferred tax assets	3,867,362	2,979,209
Total current assets	103,307,968	116,826,166

Total assets	$300,983,685	$316,931,309

Liabilities and stockholders' equity (net assets)
Current liabilities
Accounts payable and accrued expenses	$1,010,799	$1,098,414
Management and incentive fees payable	1,409,553	1,415,866
Payables for investment securities purchased	2,856,806	-
Dividends payable	3,676,794	3,676,794
Income taxes payable	48,837	62,321
Total current liabilities	9,002,789	6,253,395

Deferred tax liabilities	3,890,519	3,002,366
Long-term debt	50,000,000	67,500,000

Total liabilities	62,893,308	76,755,761

Commitments and contingencies (Note 6)

Stockholders’ equity (net assets)
Common stock, $.001 par value, 250,000,000 shares authorized;
21,628,202 shares issued and outstanding	21,628	21,628
Paid-in capital in excess of par	295,174,063	295,174,063
Undistributed net investment income (loss)	(7,898,735)	(4,944,530)
Undistributed net realized capital gain (loss)	(110,492)	-
Net unrealized appreciation (depreciation) of portfolio securities,
corporate notes and commodity derivative instruments	(49,096,087)	(50,075,613)

Total stockholders’ equity (net assets)	238,090,377	240,175,548

Total liabilities and stockholders' equity (net assets)	$300,983,685	$316,931,309

Net asset value per share	$11.01	$11.10

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For The Three Months Ended		For The Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Investment income
Interest and dividend income:
Control investments - majority owned	$1,188,139	$967,554	$3,384,042	$967,554
Affiliate investments	959,298	1,158,016	2,692,192	3,959,181
Non-affiliate investments	3,011,209	3,965,629	9,568,456	13,731,339
Royalty income (loss), net of amortization:
Control investments - majority owned	522,473	828,553	1,277,258	894,233
Non-affiliate investments	(75,337)	(1,755,557)	(1,038,012)	(5,489,340)
Commodity derivative income, net of expired options	-	829,946	16,079	5,884,027
Other income	640,000	27,526	1,570,000	144,264

Total investment income	6,245,782	6,021,667	17,470,015	20,091,258

Operating expenses
Management and incentive fees	1,409,553	1,540,756	4,171,952	5,021,782
Professional fees	159,960	214,591	646,936	701,217
Insurance expense	185,658	199,959	556,974	600,140
Interest expense and fees	339,073	446,600	956,254	2,541,151
Other general and administrative expenses	973,024	718,585	2,763,012	2,261,123

Total operating expenses	3,067,268	3,120,491	9,095,128	11,125,413

Net investment income before income taxes	3,178,514	2,901,176	8,374,887	8,965,845

Benefit (provision) for income taxes	(808,279)	2,321	(298,709)	15,314

Net investment income	2,370,235	2,903,497	8,076,178	8,981,159

Net realized capital gain (loss) on investments
Net realized capital gain (loss) on portfolio securities, and corporate notes:
Control investments - majority owned	-	-	-	(350,000)
Non-affiliate investments	-	-	-	296,037
Benefit (provision) for taxes on capital gain (loss)	(91,879)	-	(110,492)	119,000

Total net realized capital gain (loss) on investments	(91,879)	-	(110,492)	65,037

Net unrealized gain (loss) on investments
Net increase (decrease) in unrealized appreciation (depreciation) on portfolio securities, corporate notes and commodity derivative instruments:
Control investments - majority owned	(2,838,653)	1,688,108	(2,925,328)	(3,056,931)
Affiliate investments	(1,542,752)	4,511,162	(1,732,043)	5,105,390
Non-affiliate investments	1,261,745	5,113,957	5,308,870	(19,724,604)
Benefit for taxes on unrealized gain (loss)	905,413	513,400	328,027	2,154,226

Total net unrealized gain (loss) on investments	(2,214,247)	11,826,627	979,526	(15,521,919)

Net increase (decrease) in stockholders' equity (net assets) resulting from operations	$64,109	$14,730,124	$8,945,212	$(6,475,723)

Net increase (decrease) in stockholders' equity (net assets) resulting from operations per common share	$-	$0.68	$0.42	$(0.30)

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (NET ASSETS)
(Unaudited)

						Net Unrealized
						Appreciation (Depreciation)	Total
			Paid-in Capital	Undistributed	Undistributed	of Portfolio Securities,	Stockholders'
	Common Stock		in Excess	Net Investment	Net Realized	Corporate Notes and Commodity	Equity
	Shares	Amount	of Par	Income (Loss)	Capital Gain (Loss)	Derivative Instruments	(Net Assets)
Balance at December 31, 2009	21,628,202	$21,628	$295,174,063	$(4,944,530)	$-	$(50,075,613)	$240,175,548
Net increase (decrease) in stockholders' equity (net assets) resulting from operations	-	-	-	8,076,178	(110,492)	979,526	8,945,212

Dividends declared	-	-	-	(11,030,383)	-	-	(11,030,383)

Balance at September 30, 2010	21,628,202	$21,628	$295,174,063	$(7,898,735)	$(110,492)	$(49,096,087)	$238,090,377

 (See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Nine Months Ended
	September 30, 2010	September 30, 2009

Cash flows from operating activities
Net increase (decrease) in stockholders' equity (net assets) resulting from operations	$8,945,212	$(6,475,723)
Adjustments to reconcile net increase (decrease) in stockholders' equity (net assets) resulting from operations to net cash provided by operating activities
Payment-in-kind interest	(4,547,397)	(3,317,164)
Net amortization of premiums, discounts and fees	8,650,115	10,128,588
Change in unrealized (appreciation) depreciation on portfolio securities, corporate notes and commodity derivative instruments before taxes	(651,499)	17,676,145
Current portion of deferred income taxes	(888,153)	(2,726,619)
Non-current deferred income taxes	888,153	(314,194)
Effects of changes in operating assets and liabilities
Accounts receivable and other current assets	177,880	83,125
Interest receivable	362,249	1,314,942
Prepaid assets	893,233	903,284
Accounts payable and accrued expenses	(93,928)	(3,435,521)
Payables for investment securities purchased	2,856,806	-
Income taxes payable	(13,484)	390,227
Purchase of investments in portfolio securities, corporate notes and commodity derivative instruments	(21,318,320)	(33,196,662)
Redemption of investments in portfolio securities, corporate notes and commodity derivative instruments	20,296,527	64,459,403

Net cash provided by operating activities	15,557,394	45,489,831

Cash flows from financing activities
Borrowings under revolving credit facility	174,905,200	72,000,000
Repayments on revolving credit facility	(192,405,200)	(152,000,000)
Dividends paid	(11,030,383)	(15,788,587)

Net cash used in financing activities	(28,530,383)	(95,788,587)

Net decrease in cash and cash equivalents	(12,972,989)	(50,298,756)
Cash and cash equivalents, beginning of period	108,288,217	133,805,575

Cash and cash equivalents, end of period	$95,315,228	$83,506,819

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2010
(Unaudited)

Portfolio Company	Energy Industry Segment	Investment (1) (2) (4)	Principal	Cost	Fair Value (3)
TARGETED INVESTMENTS
Control Investments - Majority Owned (50% or more owned)
Alden Resources, LLC (18)	Coal Production	Senior Secured	$16,497,033	$14,961,969	$14,861,969
		Multiple-Advance Term Loan - Tranche A
		(The greater of 12.00% or LIBOR +
		9.00% cash, 15.00% or LIBOR +
		12.00% PIK, due 1/05/2013)

		Senior Secured	23,420,914	19,519,841	19,519,841
		Multiple-Advance Term Loan - Tranche B
		(The greater of 12.00% or LIBOR +
		9.00% cash, 15.00% or LIBOR +
		12.00% PIK, due 1/05/2013) (6)

		Senior Secured	1,000,000	1,000,000	1,000,000
		Multiple-Advance Term Loan - Revolver
		(The greater of 12.00% or LIBOR +
		9.00% cash, 15.00% or LIBOR +
		12.00% PIK, due 1/05/2013)

		Class E Units - 100% of outstanding units		5,800,000	5,800,000
		entitled to 100% of distributions of
		Alden Resources until payout,
		80% after payout (5)

		Royalty Interest		2,497,219	5,330,000

BSR Holdings, LLC (7) (18)	Oil & Natural Gas	Units - 100% of outstanding units of		300,000	300,000
	Production and Development	BSR Holdings, LLC which holds 50% working
		interest in certain BSR Loco Bayou, LLC
		oil and gas properties (5)

		Overriding Royalty Interest		14,750	100,000

DeanLake Operator, LLC (18)	Oil & Natural Gas	Class A Preferred Units - 100% of outstanding		14,000,255	7,500,000
	Production and Development	units entitled to 100% of distributions of
		DeanLake Operator, LLC until payout,
		80% after payout (5)

		Overriding Royalty Interest		17,673	50,000

Formidable, LLC (18)	Oil & Natural Gas	Senior Secured	38,780,316	38,780,316	5,300,000
	Production and Development	Multiple-Advance Term Loan
		(LIBOR + 5.50% cash, LIBOR + 8.50%
		default, due 5/31/2008) (6) (11)

		Warrants (5)		500,000	-

		Formidable Holdings, LLC Units - 100% of		10,000	-
		pledged stock of Formidable, LLC (5) (11)

Gatliff Services, LLC (18)	Coal Processing	Membership Units - 100% of outstanding		12,100,000	12,100,000
		units of Gatliff Services, LLC (5)

Rubicon Energy Partners,	Oil & Natural Gas	LLC Units (4,000 units) representing		-	-
LLC (18)	Production and Development	50% ownership of the assets of
		Rubicon Energy Partners, LLC (5)

TierraMar Energy LP (18)	Oil & Natural Gas	Class A Preferred LP Units - 100% of		16,710,788	5,000,000
	Production and Development	outstanding units entitled to 100% of
		distributions of TierraMar Energy LP until
		payout, 67% after payout (5)

		Overriding Royalty Interest		15,120	300,000

Total Control Investments - Majority Owned (50% or more owned)				$126,227,931	$77,161,810

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
  CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2010
(Unaudited)
(continued)

Portfolio Company	Energy Industry Segment	Investment (1) (2) (4)	Principal	Cost	Fair Value (3)
TARGETED INVESTMENTS - Continued
Affiliate Investments - (5% to 25% owned)
BioEnergy Holding, LLC (18)	Alternative Fuels and	Senior Secured Notes	$15,485,039	$14,256,743	$14,256,743
	Specialty Chemicals	(15.00%, due 3/06/2015)
		BioEnergy Holding Units - 11.5% of outstanding		1,296,771	1,296,771
		units of BioEnergy Holdings, LLC (5)
		Myriant Technologies Warrants (5) (12)		49,238	49,238
		Myriant Technologies Units - 1.9% of the		418,755	418,755
		outstanding units of Myriant Technologies, LLC (5)

Bionol Clearfield, LLC (9) (16) (18)	Alternative Fuels and	Senior Secured Tranche C	4,962,500	4,962,500	4,962,500
	Specialty Chemicals	2nd Lien Term Loan
		(LIBOR + 7.00% cash, LIBOR + 9.00%
		default, due 9/06/2016)

Resaca Exploitation Inc.	Oil & Natural Gas	Senior Secured	10,000,000	9,877,254	9,877,254
	Production and Development	Revolving Credit Facility
		(The greater of 8.0% or LIBOR + 5.50%,
		due 5/01/2012) (18)
		Common Stock (1,345,595 shares) - representing		3,235,256	2,354,791
		6.84% of outstanding common stock of
		Resaca Exploitation Inc. (5) (13) (17)

Subtotal Affiliate Investments - (5% to 25% owned)				$34,096,517	$33,216,052

Non-affiliate Investments - (Less than 5% owned)
Anadarko Petroleum Corporation	Oil & Natural Gas	Multiple-Advance Net Profits Interest	$9,699,045	$9,761,267	$10,061,265
2007-III Drilling Fund (18)	Production and Development	(Due 4/23/2032)

ATP Oil & Gas Corporation (18)	Oil & Natural Gas	Limited Term Royalty Interest		8,881,349	8,881,349
	Production and Development	(Dollar Denominated - 16.00% Return)

Black Pool Energy	Oil & Natural Gas	Senior Secured	17,895,000	17,715,397	17,715,397
Partners, LLC (18)	Production and Development	Multiple-Advance Term Loan
		(The greater of 15.00% or LIBOR +
		11.00% cash, due 10/24/2011)
		Overriding Royalty Interest		9,758	100,000
		Warrants (5) (14)		10,000	10,000

Chroma Exploration &	Oil & Natural Gas	10,611 Shares Series A Participating		2,221,710	-
Production, Inc. (18)	Production and Development	Convertible Preferred Stock (6)
		9,690 Shares Series AA Participating		2,089,870	750,000
		Convertible Preferred Stock (6)
		8.11 Shares Common Stock (5)		-	-
		Warrants (5) (8)		-	-

Greenleaf Investments, LLC (18)	Oil & Natural Gas	Senior Secured	8,944,362	8,868,014	8,868,014
	Production and Development	Multiple-Advance Term Loan
		(The greater of 10.50% or LIBOR + 6.50%,
		due 4/30/2011)
		Overriding Royalty Interest		5,197	400,000

GMX Resources, Inc. (17)	Oil & Natural Gas	Senior Convertible Notes	6,025,000	4,870,984	4,865,188
	Production and Development	(5.00%, due 2/1/2013)

Nighthawk Transport I, LP (18)	Energy Services	Second Lien Term Loan B (10)	13,022,642	-	-
		LP Units (5) (10)		-	-
		Warrants (5) (10)		-	-

		Second Lien Delayed Draw Term Loan B (10)	1,457,656	-	-

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2010
(Unaudited)
(continued)

Portfolio Company	Energy Industry Segment	Investment (1) (2) (4)	Principal	Cost	Fair Value (3)
TARGETED INVESTMENTS - Continued
Non-affiliate Investments - (Less than 5% owned) - Continued
Tammany Oil & Gas, LLC (18)	Oil & Natural Gas	Senior Secured	$24,232,804	$24,232,804	$24,232,804
	Production and Development	Multiple-Advance Term Loan
		(The greater of 13.0% or LIBOR + 8.00%,
		due 3/21/2010) (15)
		Overriding Royalty Interest		146,188	1,000,000

Subtotal Non-affiliate Investments - (Less than 5% owned)				$78,812,538	$76,884,017

Subtotal Targeted Investments (63.92% of total investments)				$239,136,986	$187,261,879

CORPORATE NOTES
Pioneer Natural Resources Co. (17)	Oil & Natural Gas	Senior Notes, 7.2%, due 2028	$10,000,000	$11,502,179	$10,413,838
	Production and Development

Subtotal Corporate Notes ( 3.55% of total investments)				$11,502,179	$10,413,838

CASH AND CASH EQUIVALENTS
Subtotal Cash and Cash Equivalents (32.53% of total investments)				$95,315,228	$95,315,228

TOTAL INVESTMENTS, CASH AND CASH EQUIVALENTS				$345,954,393	$292,990,945

LIABILITIES IN EXCESS OF OTHER ASSETS					$(54,900,568)

NET ASSETS					$238,090,377

NOTES TO CONSOLIDATED SCHEDULE OF INVESTMENTS

(1)	All of our investments are collateral for obligations under our credit facility.
(2)	Percentages represent interest rates in effect at the end of the period and due dates represent the contractual maturity dates.
(3)	Our Board of Directors determines, in good faith, the fair value of our investments.
(4)	All investments are in entities with primary operations in the United States of America.
(5)	Non-income producing securities.
(6)	Non-accrual status.
(7)
BSR Loco Bayou repaid its term note in full on July 31, 2009.  We retain ownership of the overriding royalty interest and have exercised warrants in exchange for 50% working interest in certain BSR Loco Bayou properties that have been contributed to NGPC Asset Holdings II, LP in exchange for 100% of the outstanding units in BSR Holdings, LLC.  We sold our interest in BSR Loco Bayou in October 2010.  See "Note 11: Subsequent Events."

(8)	Chroma warrants expire on April 5, 2012 and provide us the right to purchase 2,462 shares of common stock at a purchase price of $75.00 per share.
(9)	BioEnergy Holdings, LLC owns 100% of Bionol Clearfield, LLC.
(10)
Due to insufficient recoveries in the liquidation under Nighthawk's voluntary petition under Chapter 7 of the United States Bankruptcy Code, we recognized a realized loss of our total remaining investment in Nighthawk notes, warrants and units in December 2009.

(11)
We accelerated the Formidable, LLC senior note and foreclosed on the Formidable, LLC member units on September 28, 2009.  We sold our interest in Formidable, LLC in October 2010.  See "Note 11: Subsequent Events."

(12)
Myriant Technologies, LLC warrants expire on August 15, 2015 and provide us the right to purchase  32,680 units, representing membership interests of Myriant Technologies, LLC, at the  purchase price of $10.00 per unit.

(13)	Resaca stock trades on the Alternative Investment Market of the London Stock Exchange. On April 1, 2010, it began trading in U.S Dollars
(14)	Black Pool warrants expire seven years after repayment of principal and interest and provide us the right to purchase approximately 25% of membership interest at the exercise price of $0.01 per unit.
(15)	We are currently negotiating an extension of the Tammany Oil & Gas, LLC facility
(16)	We issued a forebearance agreement to Bionol Clearfield, LLC on June 16, 2010 due to a default event.
(17)	Investments are level 2 securities hierarchy.
(18)	Investments are level 3 securities hierarchy.

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2009

Portfolio Company	Energy Industry Segment	Investment (1)(2)(4)	Principal	Cost	Fair Value (3)
Targeted Investments (17)
Control Investments – Majority Owned (50% or more owned)
Alden Resources, LLC	Coal Production	Senior Secured Multiple-Advance Term Loan - Tranche A (The greater of 12.00% or LIBOR + 9.00% cash, 15.00% or LIBOR + 12.00% PIK, due 1/05/2013)	$21,432,224	$19,499,779	$19,399,779
		Senior Secured Multiple-Advance Term Loan - Tranche B (The greater of 12.00% or LIBOR + 9.00% cash, 15.00% or LIBOR + 12.00% PIK, due 1/05/2013) (6)	20,917,680	19,519,841	19,519,841
		Class E Units – 100% of outstanding units entitled to 100% of distributions of Alden Resources until payout, 80% after payout (5)		5,800,000	5,800,000
		Royalty Interest		2,519,051	5,330,000

BSR Holdings, LLC (7)	Oil & Natural Gas Production and Development	Units – 100% of outstanding units of BSR Holdings, LLC which holds 50% working interest in certain BSR Loco Bayou, LLC oil and gas properties (5)		300,000	300,000
		Overriding Royalty Interest		16,460	100,000

DeanLake Operator, LLC	Oil & Natural Gas Production and Development	Senior Secured Term Loan (10.00% cash, 12.00% PIK, payable quarterly, due 6/30/2011)	3,500,000	3,500,000	3,500,000
		Class A Preferred Units – 100% of outstanding units entitled to 100% of distributions of DeanLake Operator, LLC until payout, 80% after payout (5)		10,400,255	6,500,000
		Overriding Royalty Interest		18,046	100,000

Formidable, LLC	Oil & Natural Gas Production and Development	Senior Secured Multiple-Advance Term Loan (LIBOR + 5.50% cash, LIBOR + 8.50% default, due 5/31/2008) (6)	38,780,316	38,780,316	5,600,000
		Warrants (5)		500,000	—
		Formidable Holdings, LLC Units – 100% of pledged stock of Formidable, LLC (5)(11)		10,000	—

Rubicon Energy Partners, LLC	Oil & Natural Gas Production and Development	LLC Units (4,000 units) representing 50% ownership of the assets of Rubicon Energy Partners, LLC (5)		—	—

TierraMar Energy LP	Oil & Natural Gas Production and Development	Class A Preferred LP Units – 100% of outstanding units entitled to 100% of distributions of TierraMar Energy LP until payout, 67% after payout (5)		17,710,788	6,000,000
		Overriding Royalty Interest		15,876	300,000
Total Control Investments – Majority Owned (50% or more owned)				$118,590,412	$72,449,620

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

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2009
(continued)

Notes to Consolidated Schedule of Investments
(1)	All of our investments are collateral for obligations under our credit facility.
(2)	Percentages represent interest rates in effect at the end of the period and due dates represent the contractual maturity dates.
(3)	Our Board of Directors determines, in good faith, the fair value of our investments.
(4)	All investments are in entities with primary operations in the United States of America.
(5)	Non-income producing securities.
(6)	Non-accrual status.
(7)
BSR Loco Bayou repaid its term note in full on July 31, 2009. We retained ownership of the overriding royalty interest and have exercised warrants in exchange for 50% working interest in certain BSR Loco Bayou properties that have been contributed to NGPC Asset Holdings II, LP in exchange for 100% of the outstanding units in BSR Holdings, LLC.

(8)	Chroma warrants expire on April 5, 2012 and provide us the right to purchase 2,462 shares of common stock at a purchase price of $75.00 per share.
(9)	BioEnergy Holdings, LLC owns 100% of Bionol Clearfield, LLC.
(10)
Due to insufficient recoveries in the liquidation under Nighthawk’s voluntary petition under Chapter 7 of the United States Bankruptcy Code, we recognized a realized loss of our total remaining investment in Nighthawk notes, warrants and units in December 2009.

(11)	We accelerated the Formidable, LLC senior note and foreclosed on the Formidable, LLC member units on September 28, 2009.
(12)
BioEnergy International, LLC warrants expire on August 15, 2010 and provide us the right to purchase 140,687 units, representing membership interests of BioEnergy International, LLC, at the purchase price of $10.00 per unit.

(13)
Myriant Technologies, LLC warrants expire on August 15, 2015 and provide us the right to purchase 32,680 units, representing membership interests of Myriant Technologies, LLC, at the purchase price of $10.00 per unit.

(14)	We purchased Put Options related to the limited term royalty interest purchased from ATP Oil & Gas Corporation.
(15)
Resaca stock trades on the Alternative Investment Market of the London Stock Exchange, denominated in British pounds, and we reported the fair value at December 31, 2009 in U.S. dollars converted at the exchange rate effective on December 31, 2009.

(16)	Black Pool warrants expire seven years after repayment of principal and interest and provide us the right to purchase approximately 25% of membership interest at the exercise price of $0.01 per unit.
(17)	All investments in portfolio securities, corporate notes and commodity derivative instruments are level 3 securities hierarchy.

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED FINANCIAL HIGHLIGHTS
(Unaudited)

	For The Nine Months Ended
	September 30, 2010	September 30, 2009

Per Share Data (1)

Net asset value, beginning of period	$11.10	$12.15

Net investment income	0.37	0.42
Net realized and unrealized gain (loss) on portfolio securities, corporate notes and commodity derivative instruments (3)	0.05	(0.72)

Net increase (decrease) in stockholders' equity (net assets) resulting from operations	0.42	(0.30)

Dividends declared	(0.51)	(0.47)

Net asset value, end of period	$11.01	$11.38

Market value, beginning of period	$8.13	$8.37
Market value, end of period	$9.06	$7.26
Market value return (2)	18.32%	(6.85)%
Net asset value return (2)	5.31%	0.58%

Ratios and Supplemental Data
($ and shares in thousands)

Net assets, end of period	$238,090	$246,196
Average net assets	$239,133	$254,516
Common shares outstanding at the end of the period	21,628	21,628
Total operating expenses/average net assets (4)	5.09%	5.84%
Total operating expenses less management and incentive fees and interest expense/average net assets (4)	2.22%	1.87%
Total operating expenses less management and incentive fees/average net assets (4)	2.75%	3.21%
Net investment income/average net assets (4)	4.52%	4.72%
Net increase (decrease) in net assets resulting from operations/average net assets (4)	5.00%	(3.40)%
Portfolio turnover rate	8.49%	25.33%

(1)	Per Share Data is based on common shares outstanding at the end of the period.
(2)	Return calculations assume reinvestment of dividends and are not annualized.
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

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Note 1:	Organization

These Consolidated Financial Statements present the financial position, results of operations and cash flows of NGP Capital Resources Company and its consolidated subsidiaries.  The terms “we,” “us,” “our” and “NGPC” refer to NGP Capital Resources Company and its consolidated subsidiaries. We are a financial services company organized in July 2004 as a Maryland corporation to invest primarily in small and mid-size private energy companies. Our investment objective is to generate both current income and capital appreciation primarily through debt investments with certain equity components. We are a closed-end, non-diversified management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, or the 1940 Act. In addition, for federal income tax purposes we operate so as to be treated as a regulated investment company, which we refer to as a RIC, under the Internal Revenue Code of 1986, as amended, or the Code. We have several direct and indirect subsidiaries that are single member limited liability companies and wholly-owned limited partnerships established to hold certain portfolio investments or provide services to us in accordance with specific rules prescribed for a company operating as a RIC.  These subsidiaries are:

•	NGPC Funding GP, LLC, a Texas limited liability company;
•	NGPC Nevada, LLC, a Nevada limited liability company;
•	NGPC Funding, LP, a Texas limited partnership;
•	NGPC Asset Holdings GP, LLC, a Texas limited liability company;
•	NGPC Asset Holdings, LP, a Texas limited partnership;
•	NGPC Asset Holdings II, LP, a Texas limited partnership,
•	NGPC Asset Holdings III, LP, a Texas limited partnership;
•	NGPC Asset Holdings V, LP, a Texas limited partnership and
•	NGPC Asset Holdings VI, LP, a Texas limited partnership.

We are managed and advised, subject to the overall supervision of our Board of Directors, by NGP Investment Advisor, LP or our Manager, a Delaware limited partnership owned by NGP Energy Capital Management, L.L.C. and NGP Administration, LLC, or our Administrator.

Note 2:	Significant Accounting Policies

Basis of Presentation

These interim unaudited consolidated financial statements include the accounts of us and our subsidiaries.  We eliminate all significant intercompany accounts and transactions. We consolidate the financial results of our direct subsidiaries for financial reporting purposes.  In accordance with Article 6 of Regulation S-X of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, we do not consolidate the financial results of our portfolio companies, including those in which we have a controlling interest.

 We prepare the interim consolidated financial statements, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC. We omit certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, pursuant to such rules and regulations.  We believe we include all adjustments, which are of a normal recurring nature, so that these financial statements fairly present the financial position of our company.

Use of Estimates

Preparing interim consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes to the consolidated financial statements.  Although we believe our estimates and assumptions are reasonable, actual results could differ from these estimates.  Interim results are not necessarily indicative of results for a full year.  You should read these unaudited consolidated financial statements in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Valuation of Investments

The 1940 Act requires the separate identification of investments according to the percentage ownership in a portfolio company’s outstanding voting securities.  The percentages and categories are as follows:

•	Non-affiliate investments - we own less than 5% of a portfolio company’s outstanding voting securities
•	Affiliate investments - we own 5% or more but not more than 25% of a portfolio company’s outstanding voting securities
•	Control investments - we own more than 25% but less than 50% of a portfolio company’s outstanding voting securities
•	Control investments – majority owned – we own 50% or more of a portfolio company’s outstanding voting securities.

Fair value is the price that would be received by a seller of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The fair value definition focuses on exit price in the principal, or most advantageous, market and prioritizes the use of observable market inputs over unobservable entity-specific inputs. On a quarterly basis, the investment team of the Manager prepares valuations for all of the assets in our portfolio and presents them to our valuation committee.  The valuation committee recommends their valuations to the Board of Directors, which in good faith determines the final investment valuations.

We record investments in securities for which market quotations are readily available at such market quotations as of the valuation date.  For investments in securities for which market quotations are unavailable, or which have various degrees of trading restrictions, we prepare valuation analyses as generally described below.

Using the most recently available financial statements, forecasts and, when applicable, comparable transaction data, the investment team of the Manager prepares valuation analyses for the various securities in our investment portfolio.  These valuation analyses rely on estimates of the asset values and enterprise values of portfolio companies issuing securities.

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

The methodologies for determining enterprise valuations include estimates based on:  valuations of comparable public companies, recent sales of comparable companies, the value of recent investments in the equity securities of a portfolio company and on the methodologies used for asset valuations.  The investment team of the Manager considers some or all of the above valuation methods to determine the estimated enterprise value of a portfolio company.

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

Debt Securities: We record our investments in non-convertible debt securities at fair value, which generally approximates cost plus amortized original issue discount, or OID, to the extent that the estimated asset or enterprise value of the portfolio company exceeds the outstanding debt of the portfolio company.  We record our investment in convertible debt securities at fair value which generally approximates the higher of: 1) cost plus amortized OID, to the extent that the estimated asset or enterprise value of the portfolio company equals or exceeds the outstanding debt of the portfolio company; and 2) our pro rata share, upon conversion, of the residual equity value of the portfolio company available after deducting all outstanding debt from its estimated enterprise value.  If the estimated asset or enterprise value is less than the sum of the value of our debt investment and all other debt securities of the portfolio company that rank equal to or senior to our debt investment, we reduce the value of the debt investment beginning with the junior-most debt investment such that the asset or enterprise value less the value of the outstanding debt that ranks equal to or senior to us is zero.  We record investments in debt securities at market value as of the valuation date to the extent that such market quotations are readily available.  We also compare each of our calculated amounts to the estimated current market values of comparable securities.

Equity Securities: We record our investments in preferred and common equity securities (including warrants or options to acquire equity securities) at fair value based on our pro rata share of the residual equity value available after deducting all outstanding debt from the estimated enterprise value.  We also compare each of our calculated amounts to the estimated current market values of comparable securities.  We may also utilize an option pricing method (“OPM”), in addition to our other valuation methods, to value the various preferred stock, common stock, and warrants we have in companies with complex capital structures.  The OPM treats preferred stock, common stock and warrants as call options on the enterprise value, with exercise prices based on liquidation preference of the preferred stock.  The option-pricing method commonly uses the Black-Scholes model to price the call option.  The OPM considers the various terms of the stockholder agreements upon liquidation of the enterprise.  In addition, the OPM implicitly considers the effect of the liquidation preference as of a future liquidation date, not as of the valuation date.

Property-Based Equity Participation Rights: We record our investments in overriding royalty and net profits interests at fair value based on a multiple of cash flows generated by such investments, multiples from transactions involving the sale of comparable assets and/or the discounted value of expected future net cash flows from such investments.   We derive appropriate cash flow multiples from the review of comparable transactions involving similar assets. We derive the discounted value of future net cash flows, when appropriate, from third party valuations of a portfolio company’s assets, such as engineering reserve reports of oil and natural gas properties.

We estimate the fair value of the crude oil and natural gas options using a combined income and market based valuation methodology based upon forward commodity price and volatility curves.  Independent pricing services provide the curves which reflect broker market quotes.

Due to the uncertainty inherent in the valuation process, our estimates of fair value may differ significantly from the values determined from a ready market for the securities, and the differences could be material.  Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different from the valuations currently assigned.

Securities Transactions, Interest and Dividend Income Recognition

We account for all securities transactions on a trade-date basis and we accrete premiums and discounts into interest income using the effective interest method. In conjunction with the acquisition of debt securities, we may receive detachable warrants, other equity securities or property interests such as overriding royalty interests.  We record these interests separately from the debt securities at their initial fair value, with a corresponding amount recorded as a discount to the associated debt security.  We recognize income from overriding royalty interests as received and we amortize the recorded assets using the units of production method.  We defer the portion of the loan origination fees paid that represent additional yield or discount on a loan and accrete the balance into interest income over the life of the loan using the effective interest method.  Upon the prepayment of a loan or debt security, we record any unamortized loan origination fees as interest income and we record any unamortized premium or discount as a realized gain or loss on the investment.  We accrete market premiums or discounts on acquired loans or fixed income investments into interest income using the effective interest method.  We recognize dividend income on the ex-dividend date.  We accrue interest income if we expect that we will ultimately be able to collect it.  When collectability of interest or dividends is doubtful, we place the investment on non-accrual status and evaluate any existing interest or dividend receivable balances to determine if a write off is necessary.  We assess the collectability of the interest and dividends on many factors, including the portfolio company’s ability to service its loan based on current and projected cash flows as well as the current valuation of the portfolio company’s assets.

Payment-in-Kind Interest and Dividends

We may have investments in our portfolio that contain payment-in-kind, or PIK, provisions.  We compute PIK interest income or dividend income at the contractual rate specified in each investment agreement and add that amount to the principal balance of the investment.  For those investments with PIK interest or dividends, we calculate our income accruals on the principal balance plus any PIK amounts.  If the portfolio company’s asset valuation is not sufficient to cover the contractual interest, we will not accrue interest income or dividend income on the investment. To maintain our RIC status, we must pay out this non-cash income to stockholders in the form of dividends, even though we have not yet collected the cash. For the quarter ended September 30, 2010, PIK interest income was $2.0 million, net of a $0.9 million reserve. For the quarter ended September 30, 2009, PIK interest income was $2.1 million, net of a $0.03 million reserve.  For the nine months ended September 30, 2010 PIK interest income was $4.3 million, net of a $2.5 million reserve.  For the nine months ended September 30, 2009, PIK interest income was $3.5 million, with no PIK reserve.  We did not recognize any PIK dividend income during the quarters ended September 30, 2010 or 2009.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

We calculate realized capital gains on a security as the excess of the net amount realized from the sale or other disposition of such security over the amortized cost for the security.  We calculate realized capital losses on a security as the amount by which the net amount realized from the sale or other disposition of such security is less than the amortized cost of such security.  We consider unamortized fees, prepayment premiums, and investments charged off during the year, net of recoveries.  We do not include unrealized appreciation or depreciation previously recognized.

We calculate unrealized capital depreciation on a security as the amount by which the original cost of such security exceeds the fair value of such security.  Our Board of Directors determines, in good faith, all period-end fair valuations in accordance with GAAP and the 1940 Act.  Net unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when we realize the settled capital gains or losses.

We do not account for our commodity derivative instruments, if any, as hedging instruments for financial accounting purposes. Net unrealized appreciation or depreciation reflects the change in derivative values during the reporting period including the reversal of previously recorded unrealized appreciation or depreciation when we realize the settled gains or losses.

Fee Income Recognition

Fee income primarily includes financial advisory, transaction structuring, loan administration, commitment and prepayment fees. Financial advisory fees represent amounts received for providing advice and analysis to companies and we recognize these fees as earned when such services are performed provided collection is probable.  For the quarter ended September 30, 2010, we recorded approximately $0.6 million of advisory income, compared to $0.03 million of loan administration fees for the quarter ended September 30, 2009.  For the nine months ended September 30, 2010, we recorded $1.6 million of advisory income, loan administration fees and commitment fees, compared to $0.1 million of loan administration fees for the nine months ended September 30, 2009. Transaction structuring fees represent amounts received for structuring, financing and executing transactions and are generally payable only if the transaction closes. We defer such fees and accrete these fees into interest income over the life of the loan using the effective interest method.  Commitment fees represent amounts received for committed funding and are generally payable whether or not the transaction closes.  We defer commitment fees on transactions that close within the commitment period and accrete these fees into interest income over the life of the loan using the effective interest method.  We record commitment fees on transactions that do not close in the month the commitment period expires.  Amendment fees represent amounts received for amending current investment terms or structures. We treat amendment fees as we treat commitment fees. We record amendment fees when the amendment is executed and accrete over the life of the loan using the effective interest method.  We recognize prepayment and loan administration fees when received.  For the quarter ended September 30, 2010, we recorded approximately $0.3 million of fee income, compared to $0.6 million for the quarter ended September 30, 2009. For the nine months ended September 30, 2010, we recorded approximately $0.8 million of fee income, compared to $1.5 million for the nine months ended September 30, 2009.

Dividends

We record dividends to stockholders on the ex-dividend date.  We currently intend that our distributions each year will be sufficient to maintain our status as a RIC for federal income tax purposes and to eliminate excise tax liability.  We currently intend to make distributions to stockholders on a quarterly basis of substantially all net taxable income.  We also intend to make distributions of net realized capital gains, if any, at least annually.  However, we may in the future decide to retain such capital gains for investment and designate such retained amounts as a deemed distribution.  Each quarter, the Manager estimates our annual taxable earnings.  The Board of Directors considers this estimate and determines the amount to be paid out as a dividend, if any.  We generally declare our dividends each quarter and pay them shortly thereafter.

The following table summarizes our recent distribution history:

Distribution History
Declaration Date	Amount	Record Date	Payment Date
March 10, 2009	$0.200	March 31, 2009	April 10, 2009
June 11, 2009	$0.120	June 30, 2009	July 10, 2009
September 10, 2009	$0.150	September 30, 2009	October 9, 2009
December 3, 2009	$0.170	December 31, 2009	January 7, 2010
March 10, 2010	$0.170	March 31, 2010	April 9, 2010
June 15, 2010	$0.170	June 30, 2010	July 9, 2010
September 14, 2010	$0.170	September 30, 2010	October 8, 2010

We have established an “opt out” dividend reinvestment plan for our common stockholders.  As a result, if we declare a dividend, our plan agent automatically reinvests a stockholder’s cash dividend in additional shares of our common stock unless the stockholder, or his or her broker, specifically “opts out” of the dividend reinvestment plan and elects to receive cash dividends. It is customary practice for many brokers to “opt out” of dividend reinvestment plans on behalf of their clients unless specifically instructed otherwise.  As of October 8, 2010, the date of the most recent dividend payment, holders of 2,256,691 shares, or approximately 10.4% of the 21,628,202 outstanding common shares, participated in our dividend reinvestment plan.

The plan agent of our dividend reinvestment plan purchases shares in the open market for credit to the accounts of plan participants unless the average of the closing sales prices for the shares for the five days immediately preceding the payment date exceeds 110% of the most recently reported net asset value per share.

The table below summarizes recent participation in our dividend reinvestment plan:

Dividend Reinvestment Plan Participation

		Percentage of			Common Stock Dividends
	Participating	Outstanding	Total		Purchased in	Purchased
Dividend	Shares	Shares	Distribution	Cash Dividends	Open Market (1)	Price
March 2009	2,179,204	10.1%	$4,325,640	$3,889,799	$435,841	$6.4340
June 2009	1,889,207	8.7%	$2,595,384	$2,368,679	$226,705	$5.7848
September 2009	2,306,518	10.7%	$3,244,230	$2,898,252	$345,978	$7.6243
December 2009	2,372,306	11.0%	$3,676,794	$3,273,502	$403,292	$8.8884
March 2010	2,343,298	10.8%	$3,676,794	$3,278,433	$398,361	$7.7955
June 2010	2,262,290	10.5%	$3,676,794	$3,292,205	$384,589	$7.7944
September 2010	2,256,691	10.4%	$3,676,794	$3,293,157	$383,637	$9.7349

(1)  Our transfer agent purchases or issues shares in the following month.

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

Certain of our wholly owned subsidiaries have elected to be taxed as a corporation for federal income tax purposes. Each of these subsidiaries may hold one or more portfolio investments listed on our Consolidated Schedule of Investments. These taxable subsidiaries allow us to hold portfolio companies organized as limited liability corporations or other forms of pass-through entities and still satisfy the RIC tax requirement that at least 90% of our gross revenue for income tax purposes must consist of investment income. The income of the limited liability corporations or other pass-through entities owned by our taxable subsidiaries is taxed at the subsidiary level only and does not flow through to the RIC. We do not consolidate the taxable subsidiaries for income tax purposes. We do consolidate the results of our taxable subsidiaries for financial reporting purposes and therefore our Consolidated Statements of Operations reflect income tax expense of those subsidiaries. We allocate a deferred tax asset valuation allowance to gross deferred tax assets categorized to net investment income, realized capital gain (loss) on investments and unrealized gain (loss) on investments.  We record the changes in the allocation of the valuation allowance due to changes in the gross deferred tax assets in these categories on our Consolidated Statement of Operations. These changes may impact the provision (benefit) for taxes in a category in periods without other taxable activities.

Note 3:	Credit Facilities and Borrowings

Under the terms of our Amended and Restated Revolving Credit Agreement, or Investment Facility, the lenders have agreed to extend revolving credit to us in an amount not to exceed $67.5 million.  We may increase the credit available to an amount not to exceed $175.0 million by obtaining additional commitments from existing lenders or new lenders. The total amount committed was $67.5 million and the amount outstanding was $50.0 million under the Investment Facility as of September 30, 2010.  By comparison, the total amount committed as of December 31, 2009 was $67.5 million and the entire amount of $67.5 million was outstanding under the Investment Facility.  The Investment Facility matures on August 31, 2012, and bears interest, at our option, at either (i) LIBOR plus 425 to 575 basis points, or (ii) the base rate plus 325 to 475 basis points, both based on our amounts outstanding.  We intend to use the proceeds from the Investment Facility to supplement our equity capital to make portfolio investments.  As of September 30, 2010, the interest rate was 7.0% on $50.0 million (Prime plus 375 basis points).  As of September 30, 2010, the amount available to us under the Investment Facility was $15.2 million.  We repaid the entire $50.0 million balance in October 2010.

In February 2010, we had a letter of credit of $2.6 million issued under the Investment Facility with respect to our investment in Alden Resources, LLC (“Alden”). As of September 30, 2010, the letter of credit balance was $2.3 million but was not drawn.

Substantially all of our assets are collateral for the obligations under the Investment Facility. In addition, our existing and future subsidiaries, other than special purpose subsidiaries and certain other subsidiaries are guarantors of the Investment Facility.  The Investment Facility contains affirmative and reporting covenants and certain financial ratio and restrictive covenants that apply to our subsidiaries and us.  The most restrictive covenants are:

•	maintaining a ratio of net asset value to consolidated total indebtedness (excluding net hedging liabilities) of not less than 2.25:1.0,
•	maintaining a ratio of net asset value to consolidated total indebtedness (including net hedging liabilities) of not less than 2.0:1.0,
•	maintaining a ratio of EBITDA to interest expense of not less than 3.0:1.0.

We are in compliance with these covenants as of September 30, 2010.

From time to time, we may receive customary commercial and investment banking services from our lenders.

In addition to our Investment Facility, we may also fund a portion of our investments with issuances of equity or senior debt securities.  We may also securitize a portion of our investments in mezzanine or senior secured loans or other assets.  We expect to use these funds primarily for investments in portfolio companies, cash distributions to holders of our common stock and payment of fees and other operating expenses.

Note 4:	Investment Management

Investment Advisory Agreement

We have entered into an investment advisory agreement with the Manager under which the Manager administers our day-to-day operations and provides investment advisory services to us.  The Manager is subject to the overall supervision of our Board of Directors.

For providing these services, we pay the Manager a fee, consisting of two components — a base management fee and an incentive fee.

Base Management Fee:  According to the investment advisory agreement, we calculate the base management fee as 0.45% of the average of our total assets as of the end of the two previous quarters.  We record and pay this base management fee quarterly in arrears.  The Manager has agreed to waive permanently, subsequent to September 30, 2007, that portion of the management fee attributable to U.S. Treasury securities acquired with borrowings under our credit facilities to the extent the amount of such securities exceeds $100 million.  We purchase such securities in connection with our RIC requirements.

The entire amount of the $1,409,553 management and incentive fees payable to the Manager as of September 30, 2010 consists of the base management fee for the quarter ended September 30, 2010.  By comparison, the entire amount of the $1,415,866 management and incentive fees payable to the Manager as of December 31, 2009 consisted of the base management fee for the quarter ended December 31, 2009.

Incentive Fee:  The incentive fee under the investment advisory agreement consists of two parts.

We calculate the first part of the incentive fee, the Investment Income Incentive Fee, as 20% of the excess, if any, of our net investment income for the quarter that exceeds a quarterly hurdle rate equal to 2% (8% annualized) of our net assets.  We calculate and pay this Investment Income Incentive Fee quarterly in arrears.

For the purpose of this fee calculation, net investment income means interest income, dividend income, and any other income (including any other fees, such as commitment, origination, syndication, structuring, diligence, managerial assistance, monitoring, and consulting fees or other fees that we receive from portfolio companies) accrued during the fiscal quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the administration agreement, any interest expense and dividends paid on issued and outstanding preferred stock, if any, but excluding the incentive fee).   Accordingly, we may pay an incentive fee based partly on accrued interest, the collection of which is uncertain or deferred.  Net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income that we have not yet received in cash.  Net investment income does not include any realized capital gains, realized capital losses, or unrealized capital appreciation or depreciation.

We did not pay any Investment Income Incentive Fees for the third quarters of 2010 and 2009.

We calculate the second part of the incentive fee, the Capital Gains Fee, as (1) 20% of (a) our net realized capital gains (realized capital gains less realized capital losses) on a cumulative basis from the closing date of our initial public offering to the end of such fiscal year, less (b) any unrealized capital depreciation at the end of such fiscal year, less (2) the aggregate amount of all Capital Gains Fees paid to the Manager in prior fiscal years.  We determine and pay the Capital Gains Fee in arrears as of the end of each fiscal year (or upon termination of the investment advisory agreement, as of the termination date).  We did not pay any Capital Gains Fees for the third quarters of 2010 and 2009.
 Our Board of Directors originally approved the investment advisory agreement on November 9, 2004.  The investment advisory agreement provides that unless terminated earlier as described below, the agreement shall remain in effect from year-to-year after November 9, 2006.  The Board of Directors or the affirmative vote of the holders of a majority of our outstanding voting securities must approve the continuation of the agreement at least annually.  Additionally, in either case, the approval must be by a majority of our directors who are not interested persons.  On November 3, 2010, our Board of Directors, including all of the independent directors, approved an extension of the investment advisory agreement through November 9, 2011.

The agreement may be terminated at any time, without the payment of any penalty, by a vote of our Board of Directors or the holders of a majority of our shares on 60 days written notice to the Manager, and would automatically terminate in the event of its “assignment” (as defined in the 1940 Act).  The agreement may be terminated by either party without penalty upon not more than 60 days written notice to the other.

The investment advisory agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of its duties or the reckless disregard of its duties and obligations, the Manager and its officers, manager, agents, employees, controlling persons, members and any other person or entity affiliated with it are entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of the Manager’s services under the investment advisory agreement or otherwise as our Manager.

Pursuant to the investment advisory agreement, the Manager pays the compensation and routine overhead expenses of the investment professionals of our management team and their respective staffs, when and to the extent engaged in providing management and investment advisory services to us.  We will bear all other costs and expenses of our operations and transactions.

The Manager, NGP Investment Advisor, LP, was formed in 2004 and maintains an office at 1221 McKinney Street, Suite 2975, Houston, Texas 77010.  The Manager’s sole activity is to perform management and investment advisory services for us.  The Manager is a registered investment adviser under the Investment Advisers Act of 1940.

Administration Agreement

We have entered into an administration agreement with the Administrator, under which the Administrator furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities.  Under the administration agreement, the Administrator also performs, or oversees the performance by third parties of, our required administrative services.  These administrative services include being responsible for the financial records that we are required to maintain, preparing reports to our stockholders and preparing reports filed with the SEC.  In addition, the Administrator assists in determining and publishing our net asset value.  The Administrator oversees the preparation and filing of our tax returns, the printing and dissemination of reports to our stockholders and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others.  To the extent permitted under the 1940 Act, the Administrator may also provide on our behalf, significant managerial assistance to our portfolio companies.  We base payments under the agreement upon the allocable portion of the Administrator’s costs and expenses incurred in connection with administering our business.  The Administrator bills us for charges under the administration agreement monthly in arrears.  The agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party and will automatically terminate in the event of its “assignment” (as defined in the 1940 Act).

We owed $275,569 to the Administrator as of September 30, 2010 for expenses incurred on our behalf for the month of September 2010.  We include this amount in accounts payable and accrued expenses.  By comparison, we owed $311,886 to the Administrator as of December 31, 2009 for expenses incurred on our behalf for the month of December 2009.

Our Board of Directors originally approved the administration agreement on November 9, 2004.  The administration agreement provides that unless terminated earlier, the agreement will continue in effect until November 9, 2006, and from year-to-year thereafter provided that (i) our Board of Directors and (ii) a majority of our directors who are not parties to the administration agreement or “interested persons” of any such party approve such continuance at least annually.  On November 3, 2010, our Board of Directors, including all of the independent directors, approved the continuation of the administration agreement through November 9, 2011.

Note 5:	Federal Income Taxes

We intend to qualify for tax purposes as a RIC under Subchapter M of Chapter 1 of the Code, as amended.  As a RIC, the IRS generally will not tax the portion of our investment company taxable income and net capital gain (i.e., realized net long term capital gains in excess of realized net short term capital losses) distributed to stockholders.  To qualify as a RIC, we are required, among other things, to distribute to our stockholders at least 90% of investment company taxable income, as defined by the Code, and to meet certain asset diversification requirements.

For the five years ended December 31, 2009, we met all RIC requirements. We distributed substantially all of our investment company taxable income for these years.  Thus, we did not incur any federal income tax liability for any of these periods.

When a “C” corporation qualifies to be taxed as a RIC, it is subject to corporate-level tax on appreciation inherent in its assets on the date it becomes a RIC (i.e., built-in gain) that it recognizes within the first 10 years of its RIC status. A RIC generally may use loss carryforwards arising in taxable years while it was a “C” corporation to reduce its net recognized built-in gain, although a RIC is not otherwise allowed to utilize such loss carryforwards. Because we intend to qualify as a RIC under Subchapter M of the Code for 2005 and later years, it is uncertain whether we will fully utilize the tax benefit of our loss carryforward.  Thus, the RIC loss carryforwards are fully valued.

Certain of our wholly owned subsidiaries have elected to be taxed as a corporation for federal income tax purposes. The following of our consolidated subsidiaries are taxable entities: NGPC Asset Holdings, LP, NGPC Asset Holdings II, LP, NGPC Asset Holdings III, LP, NGPC Asset Holdings V, LP and NGPC Asset Holdings VI, LP, collectively NGPCAH.

The difference between the effective income tax rate of 0.90% and the statutory federal tax rate of 34% for the nine months ended September 30, 2010 is primarily attributable to RIC investment company taxable income that generally will not be subject to federal income tax and valuation allowance on deferred tax assets.  The difference between the effective income tax rate of 0.11% and the statutory federal tax rate of 34% for the three months ended September 30, 2010 is primarily attributable to RIC investment company taxable income that generally will not be subject to federal income tax and valuation allowance on deferred tax assets.  In addition, during the third quarter of 2010, we recorded a return to provision adjustment to the realized capital gain (loss) on investments category and we recorded an offsetting amount to the unrealized gain (loss) on investments category, therefore there was no impact on the effective tax rate.

By comparison, the difference between the effective income tax rate of 26.11% and the statutory federal tax rate of 34% for the nine months ended September 30, 2009 was primarily attributable to RIC investment company taxable income that generally will not be subject to federal income tax, and federal income tax refunds.  The difference between the effective income tax rate of (3.63%) and the statutory federal tax rate of 34% for the three months ended September 30, 2009 was attributable to RIC investment company taxable income that generally will not be subject to federal income tax and federal income tax refunds.

Note 6:	Commitments and Contingencies

As of September 30, 2010, we had investments in or commitments to fund investments in seventeen portfolio companies totaling $252.1 million.  Of this total, $242.8 million was outstanding and $9.3 million remained committed and available to fund. Generally, these commitments have fixed expiration dates and we do not expect to fund the entire $9.3 million of commitments before they expire.  We do not report the unused portions of these commitments on our Consolidated Balance Sheets.  In February 2010, we had a letter of credit of $2.6 million issued under the Investment Facility with respect to our investment in Alden. As of September 30, 2010, the letter of credit balance was $2.3 million but was not drawn.  In addition, we have continuing obligations under the investment advisory agreement with the Manager and under the administration agreement with the Administrator.  The agreements provide that, absent willful misfeasance, bad faith or gross negligence in the performance of its duties or the reckless disregard of its duties and obligations, the Manager, the Administrator and its officers, managers, agents, employees, controlling persons, members and any other person or entity affiliated with them will be entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of the Manager’s or Administrator’s services under the agreements or otherwise as our investment adviser or administrator. The agreements also provide that the Manager, the Administrator and their affiliates will not be liable to us or any stockholder for any error of judgment, mistake of law, any loss or damage with respect to any of our investments or any action taken or omitted to be taken by the Manager or the Administrator in connection with the performance of any of their duties or obligations under the agreements or otherwise as investment adviser or administrator to us, except to the extent specified in Section 36(b) of the 1940 Act concerning loss resulting from a breach of fiduciary duty with respect to the receipt of compensation for services. In the normal course of business, we enter into a variety of undertakings containing a variety of representations that may expose us to some risk of loss.  We do not expect significant losses, if any, from such undertakings.

Note 7:	Reclassifications

GAAP requires adjustments to certain components of net assets to reflect permanent differences between financial and tax reporting. These reclassifications have no effect on total net assets or net asset value per share. Permanent differences between financial and tax reporting for the current year are generally not quantifiable until the end of the year. The table below summarizes the reclassifications from undistributed net investment income (loss), undistributed net realized capital gain (loss), and paid-in capital in excess of par for the year ended December 31, 2009. These reclassifications are primarily due to operating losses, return of capital distributions, reclassification of the distribution of dividends paid, non-deductible meal expenses, non-deductible excise taxes, income and expenses from wholly owned subsidiaries and the $13.9 million write-off of our investment in Nighthawk.

Year	Undistributed Net Investment Income (Loss)	Undistributed Net Realized Capital Gain (Loss)	Paid-in Capital in Excess of Par
2009	$2,293,828	$12,180,142	$(14,473,970)

Note 8:	Investments and Fair Value

Investments consisted of the following as of September 30, 2010 and December 31, 2009:

	Investments, cash and cash equivalents
	September 30, 2010
	Cost	% of total	Fair Value	% of total
Long term investments
Senior secured debt	$154,174,838	44.6%	$120,594,522	41.2%
Senior convertible notes	4,870,984	1.4%	4,865,188	1.7%
Royalty interests	2,705,905	0.8%	7,280,000	2.5%
Limited term royalties	8,881,349	2.6%	8,881,349	3.0%
Net profits interests	9,761,267	2.8%	10,061,265	3.4%
Membership and partnership units	50,636,569	14.6%	32,415,526	11.0%
Participating preferred stock	4,311,580	1.2%	750,000	0.3%
Common stock	3,235,256	0.9%	2,354,791	0.8%
Warrants	559,238	0.2%	59,238	0.0%
Total long term investments	$239,136,986	69.1%	$187,261,879	63.9%

Corporate notes	11,502,179	3.3%	10,413,838	3.6%
Total investments	$250,639,165	72.4%	$197,675,717	67.5%

Cash and cash equivalents	95,315,228	27.6%	95,315,228	32.5%

Total investments, cash and cash equivalents	$345,954,393	100.0%	$292,990,945	100.0%

	Investments, Cash and Cash Equivalents
	December 31, 2009
	Cost	% of total	Fair Value	% of total
Long term investments
Senior secured debt	$160,357,352	44.3%	$127,077,036	41.2%
Royalty interests	2,781,479	0.8%	7,330,000	2.4%
Limited term royalties	24,271,385	6.7%	20,577,744	6.7%
Net profits interests	10,662,801	2.9%	11,012,799	3.6%
Membership and partnership units	35,936,569	9.9%	20,315,526	6.6%
Participating preferred stock	4,311,580	1.2%	500,000	0.2%
Common stock	3,235,256	0.9%	4,086,834	1.3%
Warrants	594,004	0.2%	94,004	0.0%
Total long term investments	$242,150,426	66.9%	$190,993,943	62.0%

Corporate notes	11,539,564	3.2%	9,062,200	2.9%
Crude oil put options	30,100	0.0%	49,000	0.0%
Total investments	$253,720,090	70.1%	$200,105,143	64.9%

Cash and cash equivalents	108,288,217	29.9%	108,288,217	35.1%

Total investments, cash and cash equivalents	$362,008,307	100.0%	$308,393,360	100.0%

The following three broad categories comprise the hierarchy that prioritizes the inputs to valuation techniques used to measure fair value:

•	Level 1 — Quoted unadjusted prices for identical instruments in active markets to which we have access at the date of measurement.

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

•
Level 3  — Model derived valuations in which one or more significant inputs or significant value drivers are unobservable. Unobservable inputs are those inputs that reflect our own assumptions that market participants would use to price the asset or liability based on the best available information.

The following tables set forth by level within the fair value hierarchy our financial assets that we accounted for at fair value on a recurring basis as of September 30, 2010 and December 31, 2009. Fair value accounting classifies financial assets and liabilities in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.   We did not have any liabilities measured at fair value on a recurring basis at September 30, 2010 or December 31, 2009.

		Fair Value Measurements as of September 30, 2010
			Prices with
		Quoted Prices	Observable
		in Active	Market	Unobservable
		Markets	Inputs	Inputs
Assets at Fair Value	Total	(Level 1)	(Level 2)	(Level 3)

Long term investments
Control investments
Senior secured debt	$40,681,810	$-	$-	$40,681,810
Royalty interests	5,780,000	-	-	5,780,000
Preferred units	30,700,000	-	-	30,700,000
Total control investments	77,161,810	-	-	77,161,810

Affiliate investments
Senior secured debt	29,096,497	-	-	29,096,497
Equity
Common stock	2,354,791	-	2,354,791	-
Preferred units	1,715,526	-	-	1,715,526
Warrants	49,238	-	-	49,238
Sub-total equity	4,119,555	-	2,354,791	1,764,764
Total affiliate investments	33,216,052	-	2,354,791	30,861,261

Non-affiliate investments
Senior secured debt	50,816,215	-	-	50,816,215
Senior convertible notes	4,865,188	-	4,865,188	-
Royalty interests	1,500,000	-	-	1,500,000
Limited term royalties	8,881,349	-	-	8,881,349
Net profits interests	10,061,265	-	-	10,061,265
Equity
Participating preferred stock	750,000	-	-	750,000
Warrants	10,000	-	-	10,000
Sub-total equity	760,000	-	-	760,000
Total non-affiliate investments	76,884,017	-	4,865,188	72,018,829

Corporate notes	10,413,838	-	10,413,838	-
Total assets at fair value	$197,675,717	$-	$17,633,817	$180,041,900

		Fair Value Measurements as of December 31, 2009
			Prices with
		Quoted Prices	Observable
		in Active	Market	Unobservable
		Markets	Inputs	Inputs
Assets at Fair Value	Total	(Level 1)	(Level 2)	(Level 3)

Long term investments
Control investments
Senior secured debt	$48,019,620	$-	$-	$48,019,620
Royalty interests	5,830,000	-	-	5,830,000
Preferred units	18,600,000	-	-	18,600,000
Total Control Investments	72,449,620	-	-	72,449,620

Affiliate investments
Senior secured debt	25,692,581	-	-	25,692,581
Equity
Common stock	4,086,834	-	-	4,086,834
Preferred units	1,715,526	-	-	1,715,526
Warrants	84,004	-	-	84,004
Sub-total equity	5,886,364	-	-	5,886,364
Total affiliate investments	31,578,945	-	-	31,578,945

Non-affiliate investments
Senior secured debt	53,364,835	-	-	53,364,835
Royalty interests	1,500,000	-	-	1,500,000
Limited term royalties	20,577,744	-	-	20,577,744
Net profits interests	11,012,799	-	-	11,012,799
Equity
Participating preferred stock	500,000	-	-	500,000
Warrants	10,000	-	-	10,000
Sub-total equity	510,000	-	-	510,000
Total non-affiliate investments	86,965,378	-	-	86,965,378

Corporate notes	9,062,200	-	-	9,062,200
Crude oil put options	49,000	-	-	49,000
Total assets at fair value	$200,105,143	$-	$-	$200,105,143

As required by the 1940 Act, we classify our investments by level of control.  Control investments include both majority-owned control investments (50% or more owned) and non-majority owned control investments (more than 25% but less than 50% owned).  Non-control investments include both affiliate investments (5% to 25% owned) and non-affiliate investments (less than 5% owned).

The following tables present roll-forwards of the changes in the fair value during the three and nine-month periods ended September 30, 2010 for all investments for which we determine fair value using unobservable (Level 3) factors.  During the three and nine-month periods ended September 30, 2010, none of the investments in portfolio companies changed between the categories of Control Investments – Majority Owned, Affiliate Investments and Non-Affiliate Investments. During the three and nine-month periods ended September 30, 2010, we transferred our investment in Resaca common stock from Level 3 to Level 2, and during the nine-month period ended September 30, 2010, we transferred our investments in corporate notes from Level 3 to Level 2 due to changes in observability of significant inputs.

Assets at Fair Value Using Unobservable Inputs (Level 3)
	Control	Affiliate	Non-affiliate	Total
	Investments	Investments	Investments	Investments

Fair value June 30, 2010
Senior secured debt	$49,065,176	$27,947,444	$51,834,556	$128,847,176
Royalty interests	5,830,000	-	1,500,000	7,330,000
Net profits interests	-	-	10,298,287	10,298,287
Common stock	-	3,897,543	-	3,897,543
Preferred units	22,100,000	1,715,526	-	23,815,526
Warrants	-	84,004	10,000	94,004
Limited term royalties	-	-	12,548,457	12,548,457
Participating preferred stock	-	-	750,000	750,000
Total fair value June 30, 2010	76,995,176	33,644,517	76,941,300	187,580,993

Transfers in (out) of Level 3
Common stock	-	(3,897,543)	-	(3,897,543)
Total transfers in (out) of Level 3	-	(3,897,543)	-	(3,897,543)

Net amortization of premiums, discounts and fees
Senior secured debt	139,160	95,777	69,045	303,982
Royalty interests	(11,347)	-	(15,024)	(26,371)
Net profits interests	-	-	(7,147)	(7,147)
Limited term royalties	-	-	(2,018,812)	(2,018,812)
Total net amortization of premiums, discounts and fees	127,813	95,777	(1,971,938)	(1,748,348)

Net unrealized gains (losses)
Senior secured debt	(300,000)	-	-	(300,000)
Royalty interests	(38,653)	-	15,024	(23,629)
Preferred units	(2,500,000)	-	-	(2,500,000)
Limited term royalties	-	-	381,856	381,856
Total net unrealized gains (losses)	(2,838,653)	-	396,880	(2,441,773)

Purchases
Senior secured debt	380,610	907	-	381,517
Preferred units	12,100,000	-	-	12,100,000
Total purchases	12,480,610	907	-	12,481,517

Payment-in-kind
Senior secured debt	896,864	1,064,869	-	1,961,733
Total payment-in-kind	896,864	1,064,869	-	1,961,733

Sales and repayments
Senior secured debt	(9,500,000)	(12,500)	(1,087,386)	(10,599,886)
Preferred units	(1,000,000)	-	-	(1,000,000)
Net profits interests	-	-	(229,875)	(229,875)
Warrants	-	(34,766)	-	(34,766)
Limited term royalties	-	-	(2,030,152)	(2,030,152)
Total sales and repayments	(10,500,000)	(47,266)	(3,347,413)	(13,894,679)

Fair value September 30, 2010
Senior secured debt	40,681,810	29,096,497	50,816,215	120,594,522
Royalty interests	5,780,000	-	1,500,000	7,280,000
Net profits interests	-	-	10,061,265	10,061,265
Preferred units	30,700,000	1,715,526	-	32,415,526
Warrants	-	49,238	10,000	59,238
Limited term royalties	-	-	8,881,349	8,881,349
Participating preferred stock	-	-	750,000	750,000
Total fair value September 30, 2010	$77,161,810	$30,861,261	$72,018,829	$180,041,900

Assets at Fair Value Using Unobservable Inputs (Level 3)
	Control	Affiliate	Non-affiliate	Corporate	Commodity Derivative	Total
	Investments	Investments	Investments	Notes	Instruments	Investments

Fair value December 31, 2009
Senior secured debt	$48,019,620	$25,692,581	$53,364,835	$-	$-	$127,077,036
Royalty interests	5,830,000	-	1,500,000	-	-	7,330,000
Net profits interests	-	-	11,012,799	-	-	11,012,799
Common stock	-	4,086,834	-	-	-	4,086,834
Preferred units	18,600,000	1,715,526	-	-	-	20,315,526
Warrants	-	84,004	10,000	-	-	94,004
Limited term royalties	-	-	20,577,744	-	-	20,577,744
Participating preferred stock	-	-	500,000	-	-	500,000
Corporate notes	-	-	-	9,062,200	-	9,062,200
Commodity derivative instruments	-	-	-	-	49,000	49,000
Total fair value December 31, 2009	72,449,620	31,578,945	86,965,378	9,062,200	49,000	200,105,143

Transfers in (out) of Level 3
Common stock	-	(4,086,834)	-	-	-	(4,086,834)
Corporate notes	-	-	-	(9,062,200)	-	(9,062,200)
Total transfers in (out) of Level 3	-	(4,086,834)	-	(9,062,200)	-	(13,149,034)

Net amortization of premiums, discounts and fees
Senior secured debt	397,381	210,700	245,576	-	-	853,657
Royalty interests	(24,672)	-	(50,902)	-	-	(75,574)
Net profits interests	-	-	(23,186)	-	-	(23,186)
Limited term royalties	-	-	(9,335,754)	-	-	(9,335,754)
Total net amortization of premiums, discounts and fees	372,709	210,700	(9,164,266)	-	-	(8,580,857)

Net unrealized gains (losses)
Senior secured debt	(300,000)	-	-	-	-	(300,000)
Royalty interests	(25,328)	-	50,902	-	-	25,574
Net profits interests	-	-	(49,999)	-	-	(49,999)
Preferred units	(2,600,000)	-	-	-	-	(2,600,000)
Limited term royalties	-	-	3,693,640	-	-	3,693,640
Participating preferred stock	-	-	250,000	-	-	250,000
Commodity derivative instruments	-	-	-	-	(18,900)	(18,900)
Total net unrealized gains (losses)	(2,925,328)	-	3,944,543	-	(18,900)	1,000,315

Purchases
Senior secured debt	3,000,000	1,248,128	-	-	-	4,248,128
Net profits interests	-	-	1,193	-	-	1,193
Preferred units	15,700,000	-	-	-	-	15,700,000
Total purchases	18,700,000	1,248,128	1,193	-	-	19,949,321

Payment-in-kind
Senior secured debt	2,564,809	1,982,588	-	-	-	4,547,397
Total payment-in-kind	2,564,809	1,982,588	-	-	-	4,547,397

Sales and repayments
Senior secured debt	(13,000,000)	(37,500)	(2,794,196)	-	-	(15,831,696)
Preferred units	(1,000,000)	-	-	-	-	(1,000,000)
Warrants	-	(34,766)	-	-	-	(34,766)
Net profits interests	-	-	(879,542)	-	-	(879,542)
Limited term royalties	-	-	(6,054,281)	-	-	(6,054,281)
Total sales and repayments	(14,000,000)	(72,266)	(9,728,019)	-	-	(23,800,285)

Settlements
Commodity derivative instruments	-	-	-	-	(30,100)	(30,100)
Total settlements	-	-	-	-	(30,100)	(30,100)

Fair value September 30, 2010
Senior secured debt	40,681,810	29,096,497	50,816,215	-	-	120,594,522
Royalty interests	5,780,000	-	1,500,000	-	-	7,280,000
Net profits interests	-	-	10,061,265	-	-	10,061,265
Preferred units	30,700,000	1,715,526	-	-	-	32,415,526
Warrants	-	49,238	10,000	-	-	59,238
Limited term royalties	-	-	8,881,349	-	-	8,881,349
Participating preferred stock	-	-	750,000	-	-	750,000
Total fair value September 30, 2010	$77,161,810	$30,861,261	$72,018,829	$-	$-	$180,041,900

Note 9:	Commodity Derivative Instruments

We may periodically enter into commodity derivative instruments to manage our exposure to commodity price fluctuations. We use all of our derivatives for risk management purposes and we do not hold any amounts for speculative or trading purposes. These contracts generally consist of options contracts on underlying commodities.  Investments in derivative instruments represent future commitments or options to purchase or sell other financial instruments or commodities at specific prices on specified future dates, which expose us to market risk if the market value of the contract is higher or lower than the contract price at the maturity date. Additionally, these derivative instruments expose us to credit risk arising from the potential inability of counterparties to perform under the terms of the contracts.

We acquired a limited term royalty interest from ATP Oil & Gas Corporation and received royalty payments from this investment based on crude oil and natural gas production and prices. As a result, fluctuations in crude oil and natural gas prices exposed our investment to price risks. As of September 4, 2008, we had entered into option contracts to manage the price risk associated with these royalty payments. We decided not to designate these instruments as hedging instruments for financial accounting purposes. We recognized the change in the instruments’ fair value currently on the Consolidated Statements of Operations as net increase (decrease) in unrealized appreciation (depreciation) on portfolio securities, corporate notes and commodity derivative instruments.  The realized gains (losses) on commodity derivatives consist of revenues received on favorable expired options less the cost of all expired positions, and we recognized these gains in investment income.

All of our commodity derivative instruments were expired as of January 31, 2010.

The components of gains (losses) on commodity derivative instruments are as follows:

	For the Nine Months Ended
	September 30, 2010	September 30, 2009

Unrealized losses on commodity derivatives	$(18,900)	$(6,963,549)
Realized gains on commodity derivatives	16,079	5,884,027

Net losses on commodity derivative instruments	$(2,821)	$(1,079,522)

Note 10:	Recent Accounting Pronouncements

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures, which amends ASC 820 and requires additional disclosure related to recurring and non-recurring fair value measurements in respect to transfers in and out of Levels 1 and 2 and activity in Level 3 fair value measurements. The update also clarifies existing disclosure requirements related to activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. We adopted the new guidance in our Annual Report on Form 10-K for the year ended December 31, 2009.

Note 11:	Subsequent Events

On October 4, 2010, we sold all of our interests in Formidable, LLC (“Formidable”), Formidable’s subsidiaries, and all associated rights and claims between Formidable and us for $6.0 million.  The sale price comprised a $3.0 million cash payment and a promissory note for $3.0 million issued by Powder River Acquisitions, LLC that was personally guaranteed by its owner.  The note bears interest at 8% per annum and has a maturity of one year.  We estimate that our realized capital loss will be approximately $33.3 million and we will reverse $34.0 million of previously recorded unrealized depreciation.

In October 2010, we sold our overriding royalty interest associated with our BSR Holdings, LLC investment, and BSR Holdings, LLC sold all of its oil and gas working interests for gross proceeds of $340,000.  We estimate that our realized capital loss, net of fees and expenses, will be approximately $5,000 on the sale and we will reverse approximately $85,000 of unrealized appreciation.

On October 14, 2010, we closed a $9.0 million participation in a $180.0 million Term Loan (the “Crestwood Term Loan”) issued by Crestwood Holdings, LLC (“Crestwood”), the holding company for wholly-owned subsidiary Crestwood Midstream Partners, LP (“Crestwood Midstream”).  Crestwood Midstream is a gas gathering and processing company operating primarily in the Barnett Shale in north Texas.  The Crestwood Term Loan earns interest at LIBOR (subject to a 2% floor) plus 850 basis points.  We purchased the participation at a 2% discount, resulting in an expected yield to maturity of approximately 10.9%.  Crestwood’s interests in Crestwood Midstream serve as collateral for the Crestwood Term Loan. Crestwood used the proceeds from the Crestwood Term Loan to facilitate the acquisition of the interests in Crestwood Midstream from Quicksilver Resources, Inc.

On October 18, 2010, we closed a $25.0 million Senior Secured Term Loan (the “Contour Term Loan”) with Pallas Contour Mining, LLC, a privately held highwall mining company based in West Virginia, and we funded our initial investment of $15.0 million.  The Contour Term Loan pays cash interest at 14% per annum.

In October 2010, we purchased an additional $1.9 million face amount of Senior Convertible Notes due in 2013 (the "GMX Notes") issued by GMX Resources, Inc. in the secondary market.  We purchased the GMX Notes, which bear interest at 5%, at a discount, resulting in an expected yield to maturity of approximately 15%.

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following analysis of our financial condition and results of operations in conjunction with management’s discussion and analysis contained in our 2009 Annual Report on Form 10-K, as well as our consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q.

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

We may use words such as “anticipates,” “believes,” “expects,” “intends,” “will,” “should,” “may” and similar expressions to identify forward-looking statements.  We base such statements on currently available operating, financial and competitive information and they are subject to various risks and uncertainties that could cause actual results to differ materially from our historical experience and present expectations.  You should not place undue reliance on such forward-looking statements; as such statements speak only as of the date on which they are made.  You should read the additional information regarding these and other risks and uncertainties contained in our periodic filings with the SEC.

Overview

We are a financial services company created to invest primarily in debt securities of small and mid-size private energy companies.  We have elected to be regulated as a BDC under the 1940 Act and, as such, we are required to comply with certain regulatory requirements.  For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” which include securities of private U.S. companies, U.S. companies whose securities are listed on a national securities exchange but whose market capitalization is less than $250 million, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less.  In addition, for federal income tax purposes we operate so as to be treated as a RIC under the Code.  Pursuant to these elections, we generally will not have to pay corporate-level taxes on any income and capital gains we distribute to our stockholders.  We have several direct and indirect subsidiaries that are single member limited liability companies and wholly-owned limited partnerships established to hold certain portfolio investments or provide services to us in accordance with specific rules prescribed for a company operating as a RIC.  We consolidate the financial results of our subsidiaries for financial reporting purposes. In accordance with Article 6 of Regulation S-X of the Securities Act of 1933, we do not consolidate the financial results of our portfolio companies.

Our investment objective is to generate both current income and capital appreciation primarily through debt investments with certain equity components.  A key focus area for our targeted investments in the energy industry is domestic upstream businesses that produce, develop, acquire and explore for oil and natural gas.  We also evaluate investment opportunities in such businesses as coal, power, electricity, energy services and alternative energy.  Our investments generally range in size from $10 million to $50 million; however, we may invest more or less depending on market conditions and our Manager’s view of a particular investment opportunity. Our targeted investments primarily consist of debt instruments, including senior and subordinated loans combined in one facility, sometimes with an equity component, and subordinated loans, sometimes with equity components.  We may also invest in preferred stock and other equity securities on a stand-alone basis.

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

Our level of investment activity can and does vary substantially from period to period depending on many factors.  Some of these factors are the amount of debt and equity capital available to energy companies, the level of acquisition and divestiture activity for such companies, the level and volatility of energy commodity prices, the general economic environment and the competitive environment for the types of investments we make, and our own ability to raise capital, both through issuance of debt and equity securities.  We believe that the recent dislocation in the credit markets and decline in energy commodity prices should favorably impact the competitive environment, in that it is reducing the debt capital available to energy companies from other sources. Though the same macro economic factors also make our access to new debt and equity capital less certain, in October 2009, we extended the maturity date of our Investment Facility to August 2012. While we currently have capital available to invest, it is not unlimited.  We remain committed to our underwriting and investment disciplines in selectively investing in appropriate risk-reward opportunities within the energy sector.

Accounting Policies

We base the discussion and analysis of our financial condition and results of operations on our financial statements, which we have  prepared in accordance with GAAP.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.  Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ materially.  In addition to the discussion below, we describe our significant accounting policies further in “Note 2: Significant Accounting Polices” of our consolidated financial statements included in this Quarterly Report on Form 10-Q.

Valuation of Investments

The 1940 Act requires the separate identification of investments according to the percentage ownership in a portfolio company’s outstanding voting securities.  The percentages and categories are as follows:

•	Non-affiliate investments - we own less than 5% of a portfolio company’s outstanding voting securities
•	Affiliate investments - we own 5% or more but not more than 25% of a portfolio company’s outstanding voting securities
•	Control investments - we own more than 25% but less than 50% of a portfolio company’s outstanding voting securities
•	Control investments – majority owned - we own 50% or more of a portfolio company’s outstanding voting securities.

Fair value is the price that would be received by a seller of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The fair value definition focuses on exit price in the principal, or most advantageous, market and prioritizes the use of observable market inputs over unobservable entity-specific inputs. On a quarterly basis, the investment team of the Manager prepares valuations for all of the assets in our portfolio and presents them to our valuation committee.  The valuation committee recommends their valuations to the Board of Directors, which in good faith determines the final portfolio valuations.

We record investments in securities for which market quotations are readily available at such market quotations as of the valuation date.  For investments in securities for which market quotations are unavailable, or which have various degrees of trading restrictions, the investment team of the Manager prepares valuation analyses.  See “Note 2: Significant Accounting Polices” for additional discussion.

Using the most recently available financial statements, forecasts and, when applicable, comparable transaction data, the investment team of the Manager prepares valuation analyses for the various securities in our investment portfolio.  These valuation analyses rely on estimates of the asset values and enterprise values of portfolio companies issuing securities.

 The following three broad categories comprise the hierarchy that prioritizes the inputs to valuation techniques used to measure fair value:

•	Level 1 — Quoted unadjusted prices for identical instruments in active markets to which we have access at the date of measurement.

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

•
Level 3 — Model derived valuations in which one or more significant inputs or significant value drivers are unobservable.  Unobservable inputs are those inputs that reflect our own assumptions that market participants would use to price the asset or liability based on the best available information.

Fair value accounting classifies financial assets and liabilities in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. We estimate the fair value of the crude oil and natural gas options using a combined income and market based valuation methodology based upon forward commodity price and volatility curves. Independent pricing services provide the curves which reflect broker market quotes.

Investment Activity

On September 10, 2010, we received approval from our Investment Committee to purchase GMX Resources, Inc.’s Senior Convertible Notes, maturing in 2013 and 2015 on the secondary market.  As of September 30, 2010, we had acquired $6.0 million face value of the Senior Convertible Notes that mature in 2013.  We purchased the GMX notes, which bear interest at 5%, at a discount, resulting in an expected yield to maturity of approximately 15%.

On September 30, 2010, we closed on a $16.1 million equity commitment to Gatliff Services, LLC (“Gatliff”) which is a wholly owned subsidiary of NGPC Asset Holdings II, LP.  We funded $12.1 million at closing and Gatliff used the proceeds to purchase Alden Resources, LLC’s (“Alden”) coal preparation plant and related facilities.  Gatliff simultaneously leased back the plant and facilities to Alden under a 10-year operating lease agreement.  As lessor of the plant, Gatliff intends to invest up to $4.0 million in plant upgrades, for the total $16.1 million commitment. Alden used the $12.1 million of sales proceeds to pay down $9.5 million on their senior secured debt with us, and to pay past due trade payables and financial advisory fees.

For the quarter ended September 30, 2010, investments increased by a net amount of $5.6 million.  We funded $3.3 million to existing portfolio companies and $18.1 million to two new portfolio companies.  Repayments on existing investments totaled $15.8 million.

Following these transactions, we had eighteen portfolio companies in our investment portfolio.  The fair values of our portfolio as of September 30, 2010 were as follows:

•	41.2% in senior secured term loans,
•	1.7% in senior convertible notes,
•	2.5% in royalty interests,
•	0.3% in participating convertible preferred stock,
•	0.8% in common stock,
•	3.6% in corporate notes,
•	11.0% in membership and partnership units,
•	3.4% in net profits interests,
•	3.0% in limited term royalty interests, and
•	32.5% in cash and cash equivalents.

Results of Operations

Investment Income

Investment income for the quarter ended September 30, 2010 was $6.2 million, including $4.9 million in interest from targeted investments in ten of our portfolio companies, $0.4 million from net royalty income and $0.9 million from corporate notes, investments in cash and cash equivalents and fee income from third parties and affiliates.  This compares to investment income for the quarter ended September 30, 2009 of $6.0 million, primarily from $5.9 million in interest from targeted investments in ten portfolio companies, $0.8 million from commodity derivative instruments, a $0.9 million net loss from net royalty income, and $0.2 million from corporate notes, investments in cash and cash equivalents and fee income from third parties and affiliates. The $0.7 million increase in income from corporate notes, investments in cash and cash equivalents and fee income from third parties and affiliates for this period in 2010, when compared to the same period in 2009 results primarily from advisory fee income of $0.6 million from Alden Resources, LLC.

For the nine months ended September 30, 2010, investment income decreased by $2.6 million, or 13.0%, to $17.5 million from $20.1 million for the same period in 2009. For the nine months ended September 30, 2010, we recorded $15.0 million from targeted investments in portfolio companies, $0.2 million from net royalty income and $2.2 million from corporate notes, investments in cash and cash equivalents and fee income from third parties and affiliates. This compares to investment income of $20.1 million for the nine months ended September 30, 2009, consisting primarily of $18.1 million from targeted investments in portfolio companies.  Additional income components for the nine months ended September 30, 2009 were $5.9 million from commodity derivative instruments, a $4.6 million net loss on net royalty income and $0.7 million from corporate notes, investments in cash and cash equivalents and fee income from third parties and affiliates. The $1.5 million increase in income from corporate notes, investments in cash and cash equivalents and fee income from third parties and affiliates for this period in 2010, when compared to the same period in 2009 results primarily from advisory fee income of $0.6 million from Alden Resources, LLC and $0.8 million in forfeited commitment fees from prospective clients whose loans did not close.

Our total targeted portfolio balance decreased on a cost basis by approximately $17.9 million from $257.0 million on September 30, 2009 to $239.1 million on September 30, 2010.  The balance of non-accruing and non-income producing investments on a cost basis was approximately $117.0 million at September 30, 2010, consistent with the balance at September 30, 2009.  The balance of non-accruing and non-income producing investments on a fair value basis increased from approximately $55.2 million at September 30, 2009 to approximately $60.4 million at September 30, 2010.  Although LIBOR rates remained low during the third quarter of 2010, they had a minimal effect on our targeted investment income because of LIBOR floors established for new portfolio companies and certain other existing portfolio companies during 2010 and 2009.  Additionally, the continued downward pressure on U.S. Treasury Bill interest rates during 2010 and 2009 reduced interest from cash and cash equivalents.

At September 30, 2010, the weighted average yield on targeted portfolio investments, exclusive of capital gains, was 8.36%.  The weighted average yield of our corporate notes was 5.82%.  The weighted average yield of our cash and cash equivalents was 0.59%.  The weighted average yield on our total capital invested at September 30, 2010 was 6.13%.  Further, three investments totaling $62.6 million on a cost basis (Formidable, LLC (“Formidable”), $38.8 million; Alden Tranche B, $19.5 million; and Chroma Exploration & Production, Inc., $4.3 million) are currently on non-accrual status.  Investments totaling $54.4 million on a cost basis are non-income producing and include equity investments in TierraMar Energy LP preferred units, DeanLake Operator, LLC preferred units, Resaca Exploitation, Inc. (“Resaca”) common stock, Alden class E units, Gatliff Services, LLC and warrants and units associated with our investment in BioEnergy.  On October 4, 2010, we sold all of our interests in Formidable, LLC.  See “Note 11: Subsequent Events” for our discussion of the Formidable sale.

At September 30, 2009, the weighted average yield on targeted portfolio investments, exclusive of capital gains, was 3.63%. The weighted average yield of our corporate notes was 5.82%. The weighted average yield of our cash and cash equivalents was 0.64%. The weighted average yield on our total capital invested at September 30, 2009 was 3.16%.

We compute yields on investments using interest rates as of the balance sheet date and include amortization of loan discount points, original issue discount and market premium or discount, royalty interest income, net profits income and other similar investment income, weighted by their respective costs when averaged. These yields do not include income from any investments on non-accrual status.  Such weighted average yields are not necessarily indicative of expected total returns on a portfolio.

 Operating Expenses

For the quarters ended September 30, 2009 and 2010, operating expenses were $3.1 million.  The 2010 total consisted of investment advisory and management fees of $1.4 million, insurance expenses, administrative services fees, professional fees, director’s fees and other general and administrative expenses of $1.4 million and credit facility interest expense and fees of $0.3 million.  In comparison, for the quarter ended September 30, 2009, investment advisory and management fees were $1.5 million, insurance expenses, administrative services fees, professional fees, director’s fees and other general and administrative expenses were $1.1 million and credit facility interest expense and fees were $0.5 million.

For the nine months ended September 30, 2010, operating expenses were $9.1 million compared to $11.1 million for the nine months ended September 30, 2009. The 2010 amount consisted of investment advisory and management and incentive fees of $4.2 million, insurance expenses, administrative services fees, professional fees, directors’ fees and other general and administrative expenses of $3.9 million and credit facility interest expense and fees of $1.0 million. This compares to investment advisory and management and incentive fees of $5.0 million, insurance expenses, administrative services fees, professional fees, directors’ fees and other general and administrative expenses of $3.6 million and credit facility interest expense and fees of $2.5 million for the nine months ended September 30, 2009.  Overall lower portfolio balances in 2010 resulted in lower investment advisory and management fees, and lowered levels of borrowings reduced our credit facility interest expense and fees.

Operating expenses for the three and nine-month periods include our allocable portion of the total organizational and operating expenses incurred by us, the Manager and the Administrator, as determined by our Board of Directors and representatives of the Manager and the Administrator.  According to the terms of the investment advisory agreement, we calculate the base management fee quarterly as 0.45% of the average of our total assets as of the end of the two previous quarters.  Other general and administrative expenses include allocated share of employee, facilities and stockholder services and marketing costs.

Net Investment Income Before Income Taxes

For the quarter ended September 30, 2010, net investment income before income taxes was $3.2 million compared to $2.9 million for the quarter ended September 30, 2009.  The 9.6% increase was primarily due to a $0.5 million increase in royalty income and a $0.6 million increase in fee income, offset by a $0.9 million decrease in interest income.

For the nine months ended September 30, 2010, net investment income before income taxes was $8.4 million compared to $9.0 million for the nine months ended September 30, 2009.  The 6.6% decrease was primarily due to lower interest income on overall lower principal balances and an increase in the balance of non-accruing and non-income producing investments, offset by lower credit facility interest expense and fees on our reduced debt balance.

Net Realized Gains

We did not have any net realized capital gains or losses for the quarters ended September 30, 2010 or 2009.  We recorded a tax provision adjustment for the quarter ended September 30, 2010 of $0.09 million resulting from a routine quarterly valuation allowance reallocation.

We did not have any net realized capital gains or losses for the nine months ended September 30, 2010.  We recorded a tax provision adjustment for the nine months ended September 30, 2010 of $0.10 million resulting from routine quarterly valuation allowance reallocations.  For the nine months ended September 30, 2009, net realized capital losses were $0.05 million before income tax benefit of $0.12 million.

Unrealized Appreciation or Depreciation on Investments

For the quarter ended September 30, 2010, the increase in net unrealized depreciation after income taxes was $2.2 million, comprised of a $4.0 million decrease in targeted portfolio fair value offset by a $0.9 million increase in the fair value of our corporate notes and a tax benefit of $0.9 million.  The decrease in targeted portfolio fair value was largely a result of changes in the estimated current market values of underlying assets.

For the quarter ended September 30, 2009, the decrease in net unrealized depreciation before income tax benefit of $0.5 million was $11.3 million.  This total was comprised of an $11.1 million increase in targeted portfolio fair value, a $0.9 million increase in the fair value of our corporate notes, offset by a $0.7 million decrease in the fair value of our commodity derivative instruments.

For the nine months ended September 30, 2010, the increase in net unrealized appreciation before income tax benefit of $0.3 million was $0.7 million, comprised of a decrease in targeted portfolio fair value of $0.7 million offset by a $1.4 million increase in the fair value of our corporate notes. By comparison, for the nine months ended September 30, 2009, the increase in net unrealized depreciation before income tax benefit of $2.2 million was $17.7 million, comprised of a decrease in targeted portfolio fair value of $13.1 million and a $7.0 million decrease in the fair value of commodity derivative instruments, offset by a $2.4 million increase in the fair value of our corporate notes.

While, in general, current capital and commodity markets are more stable than during the prior eighteen months, conditions are such that it remains difficult to predict capital gains or losses or fluctuations in our portfolio values.

Net Increase or Decrease in Stockholders’ Equity from Operations

For the quarter ended September 30, 2010, we had a net increase in stockholders’ equity (net assets) resulting from operations of $0.1 million, compared to a net increase of $14.7 million, or $0.68 per share for the quarter ended September 30, 2009.  The $14.7 million or $0.68 per share net decrease was attributable to the $0.5 million decrease in net investment income after income taxes and the $14.0 million increase in unrealized depreciation on our investments during the third quarter of 2010, compared to the third quarter of 2009.

For the nine months ended September 30, 2010, the net increase in stockholders’ equity (net assets) resulting from operations was $8.9 million, or $0.42 per share, compared to a decrease of $6.5 million, or $0.30 per share decrease, for the nine months ended September 30, 2009.  The $15.4 million or $0.72 per share net increase was primarily attributable to the $16.5 million increase in unrealized appreciation, partially offset by a $0.9 million decrease in net investment income after income taxes for the nine months ended September 30, 2010 compared to the same period in 2009.

Financial Condition, Liquidity and Capital Resources

During the quarter ended September 30, 2010, we generated cash from operations, including interest earned on our portfolio securities, as well as our investments in corporate notes and from cash and cash equivalents.  At September 30, 2010, we had cash and cash equivalents of $95.3 million and investments in corporate notes of $10.4 million.  The amount outstanding on our Investment Facility at September 30, 2010 was $50.0 million and an additional $15.2 million was available. We repaid the $50.0 million balance in October 2010.

Our net cash provided by operating activities for the nine months ended September 30, 2010 was $15.6 million, $29.9 million less than the $45.5 million for the nine months ended September 30, 2009.  This reduction was primarily due to lower redemptions of investments in portfolio securities offset by lower investments.  Redemptions decreased by $44.2 million, to $20.3 million in this period in 2010 from $64.5 million in the same period in 2009.  The higher redemptions in 2009 included Resaca Exploitation, Inc., $23.1 million, APC Drill Fund III net profits interest, $26.3 million, Crossroads Energy, LP, $5.2 million, Tammany Oil & Gas, LLC, $5.4 million and BSR Loco Bayou, LLC, $2.9 million.  By comparison, redemptions for this period in 2010 included Alden Resources, LLC, $9.5 million, ATP Oil and Gas Corporation dollar denominated limited term royalty, $6.1 million, Greenleaf Investments, LLC, $1.8 million and TierraMar Energy, LP, $1.0 million.  The lower redemptions in 2010 were offset by an $11.9 million decrease in purchases of investments in portfolio securities, to $21.3 million in 2010 from $33.2 million in 2009.  The higher purchases in 2009 included Black Pool Energy Partners, $16.5 million, Resaca Exploitation Inc., $5.1 million, Alden Class E preferred units, $5.8 million, Alden Tranche B, $3.2 million and Formidable, LLC, $1.5 million.  By comparison, purchases in 2010 included Gatliff Services, LLC, $12.1 million, Alden, $3.0 million, GMX Resources, Inc., $4.9 million and BioEnergy Holdings, LLC, $1.2 million.

As of September 30, 2010, we had investments in or commitments to fund loan facilities to seventeen portfolio companies totaling $252.1 million, of which $242.8 million was drawn.  We expect to fund our investments in 2010 from available cash, income earned on our portfolio and temporary investments, repayments or realizations of existing investments and from borrowings under our Investment Facility.  In the future, we may also fund a portion of our investments with issuances of equity or senior debt securities.  We may also securitize a portion of our investments in mezzanine or senior secured loans or other assets.  We expect our primary use of funds to be investments in portfolio companies, cash distributions to holders of our common stock and payment of fees and other operating expenses.

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

In June 2008, we acquired a limited term volume-denominated royalty interest from ATP, and the royalty payments associated with this investment were subject to fluctuations in natural gas and oil prices.  To manage this risk, we purchased oil and natural gas put options on approximately 93% of our royalty interest.   See “Note 9: Commodity Derivative Instruments” in the accompanying notes to the consolidated financial statements for further description of our put options.  We also acquired a limited term dollar-denominated royalty interest from ATP in October 2009.  The royalty payments associated with this investment are not subject to price risk and there are no commodity derivative instruments associated with ATP II.

All of our commodity derivative instruments expired as of January 31, 2010 and we received payment for the final volumes associated with the limited term royalty interest in September 2010.

Contractual Obligations

A summary of our contractual payment obligations at September 30, 2010 is as follows:

		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

September 30, 2010:
Long-term debt obligations—
revolving credit facilities (1)	$50,000,000	$-	$50,000,000	$-	$-
Total	$50,000,000	$-	$50,000,000	$-	$-

(1)  Excludes accrued interest amounts and $2.3 million letter of credit issued but not drawn. We repaid the $50,000,000 balance in October 2010.

Off-Balance Sheet Arrangements

Currently, we do not engage in any off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Dividends

We have elected to operate our business to be taxed as a RIC for federal income tax purposes. As a RIC, we generally may not pay corporate-level federal income taxes on any ordinary income or capital gains that we distribute to our stockholders as dividends.  To maintain our RIC status, we must meet specific source-of-income and asset diversification requirements and distribute annually an amount equal to at least 90% of our “investment company taxable income” (which generally consists of ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, reduced by deductible expenses) and net tax-exempt interest.  In order to avoid certain excise taxes imposed on RICs, we must distribute during each calendar year an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98% of our capital gain net income (i.e., realized capital gains in excess of realized capital losses) for the one-year period ended on October 31 of that calendar year, and (3) 100% of any ordinary income or capital gain net income not distributed in prior years. We currently intend to make sufficient distributions to satisfy the annual distribution requirement and to avoid the excise taxes.

We may not achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage test for borrowings when applicable to us as a BDC under the 1940 Act and due to provisions in our credit facility. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of our status as a RIC. We cannot assure stockholders that they will receive any distributions or distributions at any specific level.

Portfolio Credit Quality

Virtually all of our portfolio investments are in negotiated, and often illiquid, securities of energy companies. We maintain a system to evaluate the credit quality of these investments. While incorporating quantitative analysis, this system is a qualitative assessment. We intend for this system to reflect the overall, long-term performance of a portfolio company’s business, the collateral coverage of an investment, and other relevant factors.  During the quarter ended September 30, 2010, of the twenty-five rated investments in our seventeen portfolio companies and our corporate notes, compared to the quarter ended June 30, 2010, one improved in rating, one declined in rating, twenty-one retained the same rating and we added two investments to the rating system.  We carried fifteen investments totaling approximately $152.0 million, or approximately 61% of the $251 million in total investments, on a cost basis, on our watch list due to slower than expected development of the assets supporting the investments, the downturn in general economic and energy market conditions or deterioration in asset coverage.

For the third quarter of 2010, the combined increase in unrealized depreciation of our portfolio securities and corporate notes was $3.1 million.  This increase in unrealized depreciation was largely due to decreases in the estimated market values of underlying assets, consisting primarily of the decreases in the fair value of our investment in (i) Dean Lake Operator of $2.6 million, (ii) Formidable of $0.3 million, and (iii) Resaca common stock of $1.5 million, offset by an increase in the fair value of our corporate notes of $0.9 million.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q, we performed an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) promulgated under the Exchange Act.

Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q conducted by our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective in providing reasonable assurance (i) that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) that such information is accumulated and communicated to management in a manner that allows timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation of Material Weakness

As described in Item 4 of our Quarterly Reports on Form 10-Q for the periods ended March 31, 2010 and June 30, 2010, management identified various remedial steps that were in the process implementation with respect to the previously disclosed material weakness.  We designed our remediation efforts, as outlined below, to address the material weakness identified by management and to strengthen our internal control over financial reporting.  Beginning in the first quarter of 2009 we implemented the following remediation steps to address the previously disclosed material weakness and to improve our internal control over financial reporting:

•	improved procedures for the calculation and reconciliation process of our deferred income tax assets and liabilities, including validation of underlying supporting data;
•	engaged external tax experts to support our financial closing and reporting process; and
•	enhanced quarterly management review of the calculation of the deferred income tax assets and liabilities and underlying supporting data.

We have now completed our evaluation and testing of these additional internal control processes.  As of September 30, 2010, management has evaluated the remedial action, reviewed each of the remediated controls and found the controls to be operating effectively.  As a result of these new control processes and procedures, management believes it has remediated the material weakness in its disclosure controls and procedures.

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

NGP CAPITAL RESOURCES COMPANY

Date: November 9, 2010	By:	/s/ John H. Homier
John H. Homier
President and Chief Executive Officer

Date: November 9, 2010	By:	/s/ Stephen K. Gardner
Stephen K. Gardner
Chief Financial Officer, Treasurer and Secretary

Index to Exhibits

Exhibits No.	Exhibit
3.1	Articles of Incorporation (filed as Exhibit (a)(1) to our Registration Statement on Form N-2 filed on August 16, 2004 (Registration No. 333-118279) and incorporated herein by reference)
3.2	Articles of Amendment and Restatement (filed as Exhibit 3.2 our Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference)
3.3	Bylaws (filed as Exhibit (b) to our Registration Statement on Form N-2 filed on August 16, 2004 (Registration No. 333-118279) and incorporated herein by reference)
4.1
Form of Stock Certificate (filed as Exhibit (d) to our Pre-Effective Amendment No. 2 to Registration Statement on Form N-2 filed on October 7, 2004 (Registration No. 333-118279) and incorporated herein by reference)

4.2	Dividend Reinvestment Plan (filed as Exhibit (e) to our Registration Statement on Form N-2 filed on August 16, 2004 (Registration No. 333-118279) and incorporated herein by reference)
31.1*	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Executive Officer
31.2*	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Financial Officer
32.1*	Section 1350 Certification by the Chief Executive Officer
32.2*	Section 1350 Certification by the Chief Financial Officer

*Filed herewith.