Form 10-K
period 2010-12-31
NGP Capital Resources Co
filed 2011-03-14
CIK 1297704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

As of June 30, 2010, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $148,606,849 based on the closing sale price on the NASDAQ Global Select Market.

As of March 8, 2011, there were 21,628,202 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2011 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10 through 14 herein.

Certain exhibits previously filed with the Securities and Exchange Commission are incorporated by reference into Part IV of this report.

NGP CAPITAL RESOURCES COMPANY

In this Annual Report on Form 10-K, “NGPC,” the “Company,” “we,” “our” and “us” refer to NGP Capital Resources Company and its consolidated subsidiaries.

i

PART I.

Item 1. Business.

Introduction

NGP Capital Resources Company

We are a financial services company organized in July 2004 as a Maryland corporation to invest primarily in small and mid-size private energy companies. Our investment objective is to generate both current income and capital appreciation primarily through debt investments with certain equity components. We are a closed-end, non-diversified management investment company that has elected to be regulated as a business development company, or a BDC, under the Investment Company Act of 1940, or the 1940 Act. In addition, for federal income tax purposes we operate so as to be treated as a regulated investment company, or a RIC, under the Internal Revenue Code of 1986, as amended, or the Code.

A key focus area for our targeted investments in the energy industry is domestic upstream businesses that produce, develop, acquire and explore for oil and natural gas, or E&P companies. We also evaluate investment opportunities in such businesses as coal, power, electricity, energy services and alternative energy. Our investments generally range in size from $10 million to $50 million. However, we may invest more or less depending on market conditions and our manager’s view of a particular investment opportunity. Our targeted investments primarily consist of debt instruments, including senior and subordinated loans combined in one facility, sometimes with an equity or property-based participation right component, and subordinated loans, sometimes with equity components. We may also invest in preferred stock and other equity securities on a stand-alone basis.

Our Manager

Our external manager, NGP Investment Advisor, LP, or our Manager, conducts our operations pursuant to an investment advisory agreement. NGP Energy Capital Management, L.L.C., or NGP, and NGP Administration, LLC, or our Administrator, own our Manager. NGP manages the Natural Gas Partners private equity funds, or the NGP Funds, which have specialized in providing equity capital to the energy industry since November 1988. Since inception, NGP has had over $9.5 billion of cumulative capital under management. Kenneth A. Hersh and David R. Albin, who serve on our Board of Directors, have directed the investment of the NGP Funds since the inception of the initial fund in 1988.

Our executive officers are Stephen K. Gardner, President and Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer; and R. Kelly Plato, Senior Vice President. Together, they direct our Manager’s day-to-day operations using their more than thirty years combined experience in the energy and finance industries. Prior to joining NGP Capital Resources Company in 2005, Mr. Gardner has had over eighteen years of experience in financial and transactional management in the oil and gas industry and has served as a chief financial officer of both public and private energy companies. Mr. Plato began his career as a petroleum engineer for an independent exploration, production and refining company, after which he has spent more than twelve years in the energy finance business.

Our Manager’s investment committee reviews and approves investment decisions by majority determination. Our Manager’s investment committee consists of Mr. Gardner, our Chief Executive Officer, Mr. Plato, our Senior Vice President, Mr. Hersh, our Board Chairman, and Richard L. Covington and William J. Quinn, each of whom is a senior NGP investment professional. NGP Investment Advisor, LP’s team of nine investment professionals supports the investment committee.

Corporate Information

Our principal executive office is located at 1221 McKinney Street, Suite 2975, Houston, Texas 77010 and our telephone number is (713) 752-0062. We believe our office facilities are suitable and adequate for our operations as currently conducted and contemplated.

Our corporate website is www.ngpcrc.com. We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after we electronically file or furnish such material to the SEC. This document includes our website address as an inactive textual reference only, and we do not incorporate the information contained on our website into this Form 10-K.

Our Energy Investment Focus

We focus our investments in the energy industry in companies that have an existing asset base or that will acquire assets that we expect to provide security for most of our investments. The energy industry broadly includes three sectors, generally categorized as follows:

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

Investment Activity

Since commencing investment operations in November 2004 through December 31, 2010, we have invested $759.7 million in thirty-four portfolio companies, all energy-related, and received principal repayments, realizations and settlements of $517.1 million. Most of our current portfolio companies are E&P companies engaged in the acquisition, development and production of oil and natural gas properties in and along the Gulf Coast, in the state and federal waters of the Gulf of Mexico, Permian Basin, Mid-continent and Rocky Mountain areas. We also have investments in a Kentucky-based specialty coal company with mining and processing operations in the Central Appalachian region of the United States and an alternative fuels and specialty chemicals company based in Quincy, Massachusetts.

Our Investment Approach

Our investment approach seeks attractive returns while attempting to limit the risk of potential losses. In the process of screening and evaluating potential investment opportunities our Manager considers the following general criteria. However, we do not expect each prospective investment to meet all of these criteria.

•	Strong Management. We recognize the importance of strong, committed management teams to the success of an investment. We seek investments in companies with management teams that generally have strong technical, financial, managerial and operational capabilities and a competitive edge in certain aspects of their businesses, which may come from extensive experience and knowledge in certain geographical areas and/or superior technological or transactional capabilities.
•	Identified Properties with Development-Oriented Risk. Our investment philosophy places a premium on investments having strong underlying asset values established by engineering and technical analysis, rather than investments that rely solely on rising energy commodity prices, exploratory drilling success, or factors beyond the control of a portfolio company. We focus on companies that have strong potential for enhancing asset value through factors within their control. Examples of these types of factors include operating cost reductions and revenue increases driven by improved operations of previously under-performing or under-exploited assets. These factors involve implementing engineering and operational plans to increase cash flow through such means as development drilling of upstream assets or optimizing the performance of underutilized midstream or downstream assets like pipelines, processing plants or power plants.
•	Collateral Security. The same types of assets secure most of our targeted investments that would secure traditional senior bank debt, in either a first or second lien position. However, in certain instances, we may make investments in our portfolio companies on an unsecured basis. In instances where we are providing subordinated debt only and there is senior debt provided by another party, we generally seek to obtain a second lien on the borrowing company’s assets behind that of the senior lender.
•	Capacity to Return Investment Principal. We perform financial sensitivity analyses when evaluating and structuring investments to analyze the effect of a confluence of unfavorable events on the investment’s ability to return investment principal. For an upstream transaction, these events might include poor reserve development coupled with falling commodity prices or higher than expected costs. We seek to make and be compensated for investments in which the return on, and the timing of the return of, our investment capital may be at risk, but not the return of our capital.
•	Exit Strategy. We seek to invest in companies that have multiple means of repayment of our investment, including: a steady stream of cash flow; the completion of asset development activities that allow a company to be able to refinance our facility, often with senior debt; or the sale of the portfolio company’s assets or the entire company.

Our Manager generally structures investments that have collateral coverage from the value of the underlying assets and from the cash flows of those assets. We perform extensive due diligence, exercise discipline with respect to company valuations and institute appropriate structural protections in our investment agreements. We believe that our management team’s experience in utilizing fundamental engineering and technical analysis on energy assets and in dealing with the fundamental dynamics of the energy finance market allows us to:

•	assess the engineering and technical aspects of the identified assets;
•	value the assets and associated cash flows that support our investments;
•	structure investments to increase the likelihood of full principal repayment and realization of yield and upside potential; and
•	assist our portfolio companies in implementing financial hedging strategies to mitigate the effects of events such as declines in energy commodity prices.

We believe that this approach enables our Manager to identify investment opportunities throughout economic cycles.

Targeted Investments

Once we have determined that a prospective portfolio company is suitable for investment, we work with the management of that company and its other capital providers, including other senior, junior and equity capital providers, if any, to structure an investment. We negotiate among these parties to agree on how we expect an investment to perform relative to the other capital in the portfolio company’s capital structure. Our primary consideration when structuring an investment is that the total return on our investments (including interest income, equity or other similar income and potential equity appreciation) appropriately compensates us for our risk. The targeted investments that comprise the substantial majority of our portfolio generally fall within one of the following categories:

•	Vertical Loans — Combining Senior Secured Loans and Subordinated Loans with Equity Enhancements

These investments consist of a senior secured loan tranche and a subordinated loan tranche. The senior tranche produces a current cash yield and a first lien on cash flow producing assets typically secures the senior tranche. The subordinated loan tranche typically includes a current cash yield component coupled with a property-based equity participation right. In some cases, we may obtain a warrant or option in the company in addition to, or in lieu of, a property-based equity participation right. Generally, a second lien on the company’s assets secures the subordinated tranche. Additionally, these loans may have indirect asset coverage through a series of covenants that prohibit additional liens on the company’s assets, limit additional debt or require maintenance of minimum asset coverage ratios. Generally, these loans have a term of three to five years, but in many cases, the company repays the loan before maturity. Additionally, in a number of these loans, there may be amortization of principal during the entire life of the loan. We would typically make this type of loan to energy companies with assets that provide cash flow that is sufficient to support a typical senior secured debt facility but not sufficient to support the extra debt needed to acquire or develop non-cash flowing assets.

•	Stand-Alone Subordinated Loans

These investments typically consist of subordinated loans with relatively high, fixed interest rates. Generally, a subordinated lien on some or all of the assets of the portfolio company, or in some cases, a first priority lien on assets not otherwise securing senior debt of the borrower, collateralize these loans. Additionally, these loans may have indirect asset coverage through a series of covenants that prohibit additional liens senior to ours on the company’s assets, limit additional debt senior to ours or require maintenance of minimum asset coverage ratios.

We would typically make this type of loan to energy companies possessing assets that produce sufficient current cash flow and that have sufficient asset value to avoid the issuance of any equity rights that would be dilutive to the equity owners. For example, we could make such a loan to a company that needs to access capital to develop non-producing oil and natural gas reserves but that has sufficient cash flow from its other assets to provide for the payment of the higher recurring cash payments required by this type of instrument. However, in some instances these loans may have a lower interest rate and an equity participation to compensate us for the lower current income. Generally, these loans have a term of five to seven years, but in many cases, the company repays the loan before maturity. Additionally, we may allow the deferral of amortization of principal to the later years of these loans or we may structure the loans as non-amortizing.

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

We would likely make these types of investments in energy companies with assets that do not produce sufficient current cash flow to amortize the principal throughout the life of a loan, but have sufficient collateral to support the investment. For example, we could make such an investment in a company that owns proved non-producing oil and natural gas reserves and requires capital to finance development drilling to initiate the production of the reserves and generate cash flow. Generally, these investments will have a term of three to seven years, but in many instances, the company repays the loan before maturity. Additionally, we would generally defer amortization of principal to the later years of these investments or we may structure the investments as non-amortizing.

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

Periodic Review and Analysis of Financial and Reserve Information.  We require monthly or quarterly financial and operating statements. Additionally, we require semi-annual reserve reports for E&P and coal investments. We review and analyze this information as follows:

•	review monthly operations reports for compliance with approved budgets and asset development plans;
•	review quarterly financial performance for compliance with plans and covenants; and
•	for E&P and coal investments, twice a year, upon receipt of reserve information, analyze our reserve information and compare it to the approved asset development plan to assess the strength and status of our investment.

Periodic Review by Specialists.  Periodic reviews of the portfolio company and its assets by engineers, geologists, accountants, lawyers, investment bankers or other specialists are necessary from time to time.

Comparisons with Other Benchmark Companies.  We periodically compare the performance of the company to performance of similarly sized companies with comparable assets and businesses to assess performance relative to peers.

Our manager monitors the financial trends of each portfolio company to determine progress relative to meeting the company’s business plan and to assess the appropriate strategic and tactical courses of action for the company.

As part of the monitoring process, our manager regularly assesses the risk profile of each of our investments. Our risk evaluation system assigns a numeric rating to each of our investments. The scale runs from 1 to 7, with 1 being the highest or best rating. We initially rate most of our investments as a 3 or 4. At that level, we believe that risk and return are properly proportioned and that there is essentially no risk of loss of capital for the investment. Any investment rated 5 or greater is on our “watch” list. These investments are performing below our initial expectations. A rating of 5 implies a higher level of watchfulness, but does not imply a probable risk of loss of capital. A rating of 6 or 7 means that the circumstances are such that we perceive that there exists risk of loss of some portion of the capital in that particular investment. Investments rated 1 or 2 have matured to the point that they are performing well and overall coverages are strengthening.

Valuation Process

On a quarterly basis, the investment team of our Manager prepares valuations for all of the assets in our portfolio and presents them to our Valuation Committee. The Valuation Committee recommends their valuations to our Board of Directors, which in good faith determines the final investment valuations. We record investments in securities for which market quotations are readily available at such market quotations in our financial statements as of the valuation date. For investments in securities for which market quotations are unavailable, or which have various degrees of trading restrictions, the investment team of our Manager prepares valuation analyses as generally described below.

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

Fair value is the price that a seller would receive for an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value definition focuses on exit price in the principal, or most advantageous, market and prioritizes the use of observable market inputs over unobservable entity-specific inputs. We utilize both the market approach and the income approach in determining the fair value of our investments, incorporating a variety of factors. The types of factors that we may take into account in fair value pricing our investments include, as relevant, the nature and realizable value of any collateral; the portfolio company’s enterprise value, historical and projected financial results, ability to make payments, net income, revenue, discounted cash flow and book value; the markets in which the portfolio company does business; comparison to a peer group of publicly traded securities; the size and scope of the portfolio company and its specific strengths and weaknesses; recent purchases or sales of securities by the portfolio company; recent offers to purchase the portfolio company; the estimated value of comparable securities; and other relevant factors. We may also utilize an option pricing method, or OPM, in addition to our other valuation methods, to value the various preferred stock, common stock, and warrants we have in companies with complex capital structures. The OPM treats preferred stock, common stock and warrants as call options on the enterprise value, with exercise prices based on liquidation preference of the preferred stock. The option-pricing method commonly uses the Black-Scholes model to price the call option. The OPM considers the various terms of the stockholder agreements upon liquidation of the enterprise. In addition, the OPM implicitly considers the effect of the liquidation preference as of a future liquidation date, not as of the valuation date.

Competition

Historically, our primary competitors in this market have consisted of public and private funds, commercial and investment banks, and commercial finance companies. Although these competitors regularly provide finance products to energy companies similar to our targeted investments, a number of them focus on different aspects of this market. We also have faced competition from other firms that do not specialize in energy finance but which are substantially larger and have considerably greater financial and marketing resources than we have. Some of our competitors have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors have higher risk tolerances or different risk assessments, which allow them to consider a wider variety of investments and establish more portfolio relationships than we can. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC; nor are they subject to the requirements imposed on RICs by the Code. Nevertheless, we believe that the relationships of the senior professionals of our Manager and of the senior partners of NGP enable us to learn about, and compete effectively for, attractive investment opportunities.

Employees

We do not have any employees. Stephen K. Gardner, our President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer, and R. Kelly Plato, our Senior Vice President, comprise our senior management. Each of our officers also serves as an officer of our Manager and our Administrator. Our Manager and our Administrator conduct our day-to-day investment operations, and currently have a staff of sixteen individuals, including nine investment professionals.

Regulation

Business Development Company

We have elected to be regulated as a BDC under the 1940 Act. By electing to be treated as a BDC, we are subject to various provisions of the 1940 Act. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates (including any investment advisers or sub-advisers), principal underwriters and certain affiliates of those affiliates or underwriters and requires that a majority of the directors be persons other than “interested persons,” as defined in the 1940 Act. In addition, we may not change the nature of our business so as to cease to be, or withdraw our election to be regulated as, a BDC without first obtaining the approval of a majority of our outstanding voting securities. Under the 1940 Act, the vote of holders of a “majority” means the vote of the holders of the lesser of: (i) 67% or more of the outstanding shares of the company’s common stock present at a meeting or represented by proxy if holders or more than 50% of the shares of the company’s common stock are present or represented by proxy or (ii) more than 50% of the company’s outstanding shares of common stock.

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

We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed an “underwriter” as that term is defined in the Securities Act of 1933, as amended, which we refer to as the Securities Act. We do not intend to write (sell) or buy put or call options to manage risks associated with the publicly traded securities of our portfolio companies, with certain exceptions. These exceptions are: (a) we may enter into hedging transactions to manage the risks associated with commodity price and interest rate fluctuations, (b) to the extent we purchase or receive warrants to purchase the common stock of our portfolio companies or conversion privileges in connection with acquisition financing or other investments, and (c) in connection with an acquisition, we may acquire rights to require the issuers of acquired securities or their affiliates to repurchase them under certain circumstances.

We do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, we generally are prohibited from (a) acquiring more than 3% of the voting stock of any investment company, (b) investing more than 5% of the value of our total assets in the securities of one investment company, or (c) investing more than 10% of the value of our total assets in the securities of investment companies in the aggregate. With regard to that portion of our portfolio invested in securities issued by investment companies, you should note that such investments might subject our stockholders to additional expenses. None of these policies is fundamental, and we may change any or all of them without stockholder approval.

Qualifying Assets

A BDC must be organized and have its principal place of business in the United States and operate for the purpose of investing in the types of securities described in 1, 2 and 3 below. A BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The principal categories of qualifying assets relevant to our business are the following:

1.  Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions):

a.  is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. The 1940 Act defines an eligible portfolio company as any issuer that:

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

b.  is a company that meets the requirements of (a)(i) and (ii) above, but is not an eligible portfolio company because it has issued a class of securities on a national securities exchange, if:

i.  at the time of the purchase, we own at least 50% of the (A) greatest number of equity securities of such issuer and securities convertible into or exchangeable for such securities; and (B) the greatest amount of debt securities of such issuer, held by us at any point in time during the period when such issuer was an eligible portfolio company; and;

ii.  we are one of the 20 largest holders of record of such issuer’s outstanding voting securities; or;

c.  is a company that meets the requirements of (a)(i) and (ii) above, but is not an eligible portfolio company because it has issued a class of securities on a national securities exchange, if the aggregate market value of such company’s outstanding voting and non-voting common equity is less than $250 million.

2.  Securities of any eligible portfolio company that we control.

3.  Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from a person who is, or has been during the preceding thirteen months, an affiliated person of such issuer, or from any person in transactions incident thereto, if immediately prior to the purchase of its securities such issuer is in bankruptcy and subject to reorganization under the supervision of a court of competent jurisdiction, or subject to a plan or arrangement resulting from such bankruptcy proceedings or reorganization, or if the issuer, immediately prior to the purchase of its securities was not in bankruptcy proceedings but was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

4.  Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.

5.  Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of options, warrants or rights relating to such securities.

6.  Cash, cash equivalents, U.S. government securities or high-quality debt maturing in one year or less from the time of investment in such high quality debt securities.

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

Temporary Investments

Pending investment in other types of “qualifying assets,” as described above, our investments generally consist of cash, cash equivalents, U.S. government securities or high-quality debt maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets. Typically, we invest in commercial paper, U.S. Treasury Bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that we may invest in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the asset diversification requirements in order to qualify as a RIC for federal income tax purposes. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. Our Manager will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

Co-Investments

The 1940 Act contains certain prohibitions relating to co-investments by NGP affiliates and us. Although NGP-affiliated funds may make investments in securities like our targeted investments, these funds seek rates of return substantially in excess of those we seek and focus primarily on investments in common equity or other junior securities in the capital structure in order to achieve their targeted rates of return. We may have an opportunity to invest in a company in which an NGP private equity fund is also making an investment, although we do not currently anticipate encountering any significant number of these situations. An example could be a situation in which an energy company was seeking both debt capital, similar to our targeted investments, and equity capital, similar to that typically provided by the NGP-affiliated funds. Another example could be a situation in which an NGP-affiliated fund was seeking co-investors for an equity investment that is outside of our targeted investments, but which would be attractive to us.

Generally, we may participate in a co-investment with NGP and its affiliates only in accordance with the rules and regulations prescribed by the SEC that prevent participation by a BDC in such a transaction on a basis less advantageous than that of the other parties to the transaction. If we wish to make a co-investment with NGP or one of its affiliates and there is no regulatory authority to permit such a co-investment without the approval of the SEC, we may seek an order from the SEC permitting the specific investment. Depending on the particular situation, we may elect to seek such an order for a particular transaction or we may elect to seek a blanket order exempting certain classes of transactions that have substantially the same characteristics. Although the SEC has granted similar relief to other BDCs on a transaction by transaction basis in the past, we cannot be certain that our application for such relief on a single transaction will be granted or what conditions may be imposed by the SEC, nor can we have any certainty on the granting of any such blanket order. Moreover, the length of time to obtain such an order may make it impracticable. If the requested order were not sought or not obtained, then in a situation in which an energy company was seeking both debt and equity capital, such company would make the determination as to whether it would proceed with obtaining capital from us in a targeted investment or alternatively from an NGP-affiliated fund in an equity investment.

Senior Securities

The 1940 Act permits us, under specified conditions, to issue multiple classes of senior indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any senior securities remain outstanding, the rules require us to make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. The rules also permit us to borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage.

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

Regulated Investment Company

We operated our business in calendar year 2010 so as to be taxed as a RIC under Subchapter M of the Code. Qualification as a RIC generally allows us to avoid paying corporate income tax on our investment company taxable income (which generally consists of ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, reduced by deductible expenses), or realized net capital gains, to the extent that we distribute, or deem to distribute, such investment company taxable income or gains to stockholders on a timely basis.

Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expense, and generally excludes net unrealized appreciation or depreciation, as we do not include such gains or losses in taxable income until realized. In addition, gains realized for financial reporting purposes may differ from gains included in taxable income because of our election to recognize gains using installment sale treatment, which results in the deferral of gains for tax purposes until we collect cash from notes received as consideration from the sale of investments. Dividends we declare and pay in a particular year generally differ from taxable income for that year as such dividends may include the distribution of current year taxable income, the distribution of prior year taxable income carried forward into and distributed in the current year, or returns of capital.

To avoid paying an excise tax, qualification as a RIC generally requires us to distribute 98% of our taxable income during the year we earn the income, and 100% of any income realized, but not distributed or deemed distributed in preceding years. If we do not meet this requirement, the Code imposes a nondeductible excise tax generally equal to 4% of the amount by which the required distribution exceeds the distribution for the year. The taxable income on which an excise tax is paid is generally carried forward and distributed to stockholders in the next tax year. Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income.

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

Investment Advisory Agreement

Management Services

Our Manager manages our investments and business pursuant to an investment advisory agreement. Subject to the overall supervision of our Board of Directors, our Manager acts as investment adviser to us and manages the investment and reinvestment of our assets in accordance with our investment objectives and policies. Under the terms of the investment advisory agreement, our Manager provides any and all investment advisory services necessary for the operation and conduct of our business and:

•	determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;
•	identifies, evaluates and negotiates the structure of our investments;
•	monitors the performance of, and manages our investments;
•	determines the securities and other assets that we purchase, retain or sell and the terms on which any such securities are purchased and sold;
•	arranges for the disposition of our investments;
•	recommends to our Board of Directors the fair value of our investments that are not publicly traded debt or equity securities based on our valuation guidelines;
•	votes proxies in accordance with the proxy voting policy and procedures adopted by our Manager; and
•	provides us with such other investment advice, research and related services as our Board of Directors may reasonably require, from time to time, for the investment of our assets.

Our Manager’s services under the investment advisory agreement are not required to be exclusive, and it is free to furnish the same or similar services to other entities, including businesses that may compete directly or indirectly with us for particular investments, so long as its services to others do not impair its services to us. Under the investment advisory agreement and to the extent permitted by the 1940 Act, our Manager also provides on our behalf significant managerial assistance to those portfolio companies to which we are required to provide such assistance under the 1940 Act and who require such assistance from us.

Management Fee

Pursuant to the investment advisory agreement, we pay our Manager a fee for management services consisting of two components — a base management fee and an incentive fee.

Base Management Fee:  As required under the investment advisory agreement, we calculate the base management fee as 0.45% of the average of our total assets as of the end of the two previous quarters. We record and pay this base management fee quarterly in arrears. Our Manager has agreed to waive permanently, subsequent to September 30, 2007, that portion of the management fee attributable to U.S. Treasury securities acquired with borrowings under our Investment Facility to the extent the amount of such securities exceeds $100 million. We purchase such securities in connection with our RIC requirements.

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

For the purpose of the calculation of the Investment Income Incentive Fee, net investment income means interest income, dividend income, and any other income (including any other fees, such as commitment, origination, syndication, structuring, diligence, managerial assistance, monitoring, and consulting fees or other fees that we receive from portfolio companies) accrued during the fiscal quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the administration agreement, any interest expense and dividends paid on issued and outstanding preferred stock, if any, but excluding the incentive fee). Accordingly, we may pay an incentive fee based partly on accrued interest, the collection of which is uncertain or deferred. Net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income that we have not yet received in cash. Net investment income does not include any realized capital gains, realized capital losses, or unrealized capital appreciation or depreciation.

We did not pay any Investment Income Incentive Fees for the calendar years of 2010 and 2009.

We calculate the second part of the incentive fee, the Capital Gains Fee, as (1) 20% of (a) our net realized capital gains (realized capital gains less realized capital losses) on a cumulative basis from the closing date of our initial public offering to the end of such fiscal year, less (b) any unrealized capital depreciation at the end of such fiscal year, less (2) the aggregate amount of all Capital Gains Fees paid to our Manager in prior fiscal years. We determine and pay the Capital Gains Fee in arrears as of the end of each fiscal year (or upon termination of the investment advisory agreement, as of the termination date). For accounting purposes only, in order to reflect the theoretical capital gains incentive fee that would be payable for a given period as if all unrealized capital gains were realized, we will accrue a capital gains incentive fee as described above (in accordance with the terms of the Investment Advisory Agreement), plus 20% of unrealized capital gains on investments held at the end of such period. It should be noted that the portion of the accruals for the capital gains incentive fees attributable to unrealized capital gains will not necessarily be payable under the Investment Advisory Agreement, and may never be paid based on the computation of capital gains incentive fees in subsequent periods. Amounts paid under the Investment AdvisoryAgreement will be consistent with the formula reflected in the investment advisory agreement. We did not pay any Capital Gains Fees for the years 2010 and 2009.

Our Manager has agreed that, to the extent permissible under federal securities laws and regulations, including Regulation M, it will utilize 30% of the fees it receives from the capital gains portion of the incentive fee (up to a maximum of $5 million of fees in the aggregate) to purchase shares of our common stock in open market purchases through an independent trustee or agent. To date, our Manager has acquired common shares pursuant to this agreement at a cost of $105,600. Any sales of such stock will comply with any applicable six-month holding period under Section 16(b) of the Securities Act and all other restrictions contained in any law or regulation, to the fullest extent applicable to any such sale. We will not implement any change in this voluntary agreement without at least 90 days’ prior notice to stockholders and compliance with all applicable laws and regulations.

Our Board of Directors originally approved the investment advisory agreement on November 9, 2004. The investment advisory agreement provides that unless terminated earlier as described below, the agreement shall remain in effect from year-to-year after November 9, 2006, provided continuation is approved at least annually by our Board of Directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons. On November 3, 2010, our Board of Directors, including a majority of the independent directors, approved an extension of the investment advisory agreement through November 9, 2011.

The investment advisory agreement may be terminated at any time, without the payment of any penalty, by a vote of our Board of Directors or the holders of a majority of our shares on 60 days’ written notice to our Manager, and will automatically terminate in the event of its “assignment” (as defined in the 1940 Act). Either party may terminate the agreement without penalty upon not more than 60 days’ written notice to the other.

The investment advisory agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, our Manager, its partners and our Managers’ and its partners’ respective officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with it are entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of our Manager’s services or obligations under the investment advisory agreement or otherwise as our investment adviser. The agreement also provides that our Manager and its affiliates (including our Administrator) will not be liable to us or any stockholder for any error of judgment, mistake of law, any loss or damage with respect to any of our investments, or any action taken or omitted to be taken by our Manager in connection with the performance of any of its duties or obligations under the investment advisory agreement or otherwise as an investment adviser to us, except to the extent specified in Section 36(b) of the 1940 Act concerning loss resulting from a breach of fiduciary duty with respect to the receipt of compensation for services.

Pursuant to the investment advisory agreement, our Manager will pay the compensation and routine overhead expenses of the investment professionals of our management team and their respective staffs, when and to the extent engaged in providing management and investment advisory services to us. We will bear all other costs and expenses of our operations and transactions.

Our Manager, NGP Investment Advisor, LP, was formed in 2004 and maintains an office at 1221 McKinney Street, Suite 2975, Houston, Texas 77010. Our Manager’s sole activity is to perform management and investment advisory services for us. Our Manager is a registered investment adviser under the Investment Advisers Act of 1940.

The foregoing description of the investment advisory agreement is qualified in its entirety by reference to the full text of the document, a copy of which was filed as Exhibit 10.1 to our Form 10-K for the year ended December 31, 2004, and is incorporated herein by reference.

Administration Agreement

Pursuant to a separate administration agreement, our Administrator furnishes us with office facilities, equipment, and clerical, bookkeeping, and record keeping services at such facilities. Under the administration agreement, our Administrator also performs, or oversees the performance by third parties of, our required administrative services, which include responsibility for the financial records that we are required to maintain and preparation of reports to our stockholders and reports filed with the SEC. In addition, our Administrator assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns, and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. To the extent permitted under the 1940 Act, our Administrator may also provide, on our behalf, significant managerial assistance to our portfolio companies. Payments under the administration agreement will be equal to the costs and expenses incurred by our Administrator in connection with administering our business. The administration agreement may be terminated at any time, without the payment of any penalty, by a vote of our Board of Directors or by our Administrator upon 60 days’ written notice to the other party, and will automatically terminate in the event of its “assignment” (as defined in the 1940 Act).

Our Board of Directors originally approved the administration agreement on November 9, 2004. The administration agreement provides that unless terminated earlier as described below, the agreement will continue in effect until November 6, 2006 and from year-to-year thereafter, provided continuation is approved at least annually by (i) our Board of Directors and (ii) a majority of our directors who are not parties to the administration agreement or “interested persons” of any such party. On November 3, 2010, the Board of Directors, including a majority of the independent directors, approved an extension of the administration agreement through November 9, 2011.

The administration agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, our Manager, its partners and our Managers’ and its partners’ respective officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with it are entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of our Administrator’s services under the administration agreement or otherwise as our Administrator. The agreement also provides that our Administrator and its affiliates (including our Manager) will not be liable to us or any stockholder for any error of judgment, mistake of law, any loss or damage with respect to any of our investments, or any action taken or omitted to be taken by our Administrator in connection with the performance of any of its duties or obligations under the administration agreement or otherwise as our Administrator.

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

The conditions and overall strength of the national, regional and international economies, including interest rate fluctuations, changes in capital markets and changes in the prices of their primary commodities and products will generally affect our portfolio companies. These factors could adversely impact the results of operations of our portfolio companies.

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

Capital markets have recently been in a period of disruption and instability. These market conditions have materially and adversely affected debt and equity capital markets in the United States, which has had, and may in the future have, a negative impact on our business and operations.

Beginning in 2007, the U.S. capital markets entered into a period of disruption as evidenced by a lack of liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major financial institutions. Despite actions of the U.S. federal government, these events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. While these conditions have improved, there can be no assurance that they will not worsen in the future. If these adverse market conditions return, we and other companies in the financial services sector may have to access, if available, alternative markets for debt and equity capital in order to grow. Equity capital may be difficult to raise because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than net asset value without first obtaining approval for such issuance from our stockholders and our independent directors. In addition, our ability to incur indebtedness (including by issuing preferred stock) is limited by applicable regulations such that our asset coverage, as defined in the Investment Company Act, must equal at least 200% immediately after each time we incur indebtedness. The debt capital that will be available, if at all, may be at a higher cost and on less favorable terms and conditions in the future. Any inability to raise capital could have a negative effect on our business, financial condition and results of operations. Moreover, recent market conditions have made, and may in the future make, it difficult to extend the maturity of or refinance our existing indebtedness and any failure to do so could have a material adverse effect on our business. The illiquidity of our investments may make it difficult for us to sell such investments if required. As a result, we may realize significantly less than the value at which we have recorded our investments. Capital markets volatility also affects our investment valuations. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity). As a result, volatility in the capital markets can adversely affect our valuations. Given the recent extreme volatility and dislocation in the capital markets, many BDCs have faced, and may in the future face, a challenging environment in which to raise capital.

As a result of the recent significant changes in the capital markets affecting our ability to raise capital, the pace of our investment activity has slowed. In addition, significant changes in the capital markets, including the recent extreme volatility and disruption, has had, and may in the future have, a negative effect on the valuations of our investments and on the potential for liquidity events involving our investments. An inability to raise capital, and any required sale of our investments for liquidity purposes, could have a material adverse impact on our business, financial condition or results of operations.

Economic recessions or downturns could impair our portfolio companies and harm our operating results.

The U.S. and foreign financial markets have been experiencing a high level of volatility, disruption and distress, which was exacerbated by the failure of several major financial institutions in late 2008. Despite actions of the United States federal government and foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. While these conditions appear to be improving, they could continue for a prolonged period of time or worsen in the future both in the U.S. and globally. Many of our portfolio companies will generally be affected by the conditions and overall strength of the national, regional and local economies, including interest rate fluctuations, changes in the capital markets and changes in the prices of their primary commodities and products and, in turn, may be unable to satisfy their financial obligations (including their loans payable to us) over the coming months.

Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our loans during these periods. Therefore, our non-performing assets may increase and the value of our portfolio may decrease during these periods if we are required to write down the values of our investments. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, acceleration of the time when the loans are due and foreclosure on its secured assets, which could trigger cross defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the debt that we hold and the value of any equity securities we own. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company. In addition, if one of our portfolio companies were to go bankrupt, even though we may have structured our interest as senior debt or preferred equity, depending on the facts and circumstances, including the extent to which we actually provided managerial assistance to that portfolio company, a bankruptcy court might re-characterize our debt or equity holding and subordinate all or a portion of our claim to those of other creditors.

High oil and natural gas prices may increase the availability of alternative sources of capital and reduce demand for our targeted investments.

During periods of higher oil and natural gas prices, energy companies may have less financial need for borrowing than in a lower commodity price environment. At higher commodity price levels, borrowers may use the additional cash flow to reduce outstanding debt under senior secured facilities, which typically makes future borrowing capacity available to such borrowers. In addition, to the extent senior lenders base borrowing capacity on reserve value calculations, higher commodity prices typically increase reserve values, thereby creating additional borrowing capacity. Because interest rates under senior secured facilities will generally be lower than the interest rates of our targeted investments, energy companies may have the ability to borrow additional amounts under their senior debt facilities and this ability may reduce the demand for our targeted investments. As a result, high commodity prices may have the effect of reducing the number of energy companies seeking financing similar to our targeted investments or causing us to achieve lower total returns on our targeted investments.

Our ability to grow will depend on our ability to raise capital.

Periodically, we will need to access the capital markets to raise cash to fund new investments. Unfavorable economic conditions could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. An inability to access the capital markets successfully could limit our ability to grow our business and fully execute our business strategy and could decrease our earnings, if any. With certain limited exceptions, we are only allowed to borrow amounts or issue debt securities or preferred stock such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowing, which, in certain circumstances, may restrict our ability to borrow or issue debt securities or preferred stock. The amount of leverage that we employ will depend on our investment adviser’s and our Board of Directors’ assessment of market and other factors at the time of any proposed borrowing or issuance of debt securities or preferred stock. We cannot assure you that we will be able to maintain our current credit facility or obtain another line of credit at all or on terms acceptable to us.

In addition to issuing securities to raise capital as described above, we may in the future seek to securitize our loans to generate cash for funding new investments. To securitize loans, we may create a wholly owned subsidiary and contribute a pool of loans to the subsidiary. This could include the sale of interests in the subsidiary on a non-recourse basis (except for customary repurchase obligations for breach of representations and warranties) to purchasers whom we would expect to be willing to accept a lower interest rate to invest in investment grade loan pools, and we would expect that we would retain a subordinated interest in the assets and participate (most likely on a first loss basis) in losses related to the securitized assets to the extent of that interest. However, we will base the exact structure and provisions of any securitization upon then-current market conditions and may vary from the description in this prospectus. An inability to securitize our loan portfolio successfully could limit our ability to grow our business, fully execute our business strategy and decrease our earnings, if any. Moreover, the successful securitization of our loan portfolio might expose us to losses, as the residual loans in which we do not sell interests will tend to be those that are riskier and more apt to generate losses. The 1940 Act may also impose restrictions on the structure of any securitization. We have no present plans to securitize any of our loans, but believe the availability of this option will provide us with increased flexibility in the future to raise additional capital.

Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital.

We may issue debt securities or preferred stock, which we refer to collectively as “senior securities,” and/or borrow money from banks or other financial institutions, up to the maximum amount permitted by the 1940 Act. The provisions of the 1940 Act permit us, as a BDC, to incur indebtedness or issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after each such incurrence or issuance. If the value of our assets declines, we may be unable to satisfy this test, which may prohibit us from paying dividends and could prevent us from maintaining our status as a RIC or may prohibit us from repurchasing shares of our common stock. If we cannot satisfy this test, we may be required to sell a portion of our investments at a time when such sales may be disadvantageous and, depending on the nature of our leverage, repay a portion of our indebtedness. As of December 31, 2010, given our total assets of $292 million and total debt of $50 million, our asset coverage for senior securities was 584%.

We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the current net asset value per share of the common stock if our board of directors determines that such sale is in our best interests and the best interests of our stockholders, and, in certain instances, our stockholders approve such sale. Any such sale would be dilutive to existing stockholders. In any such case, the price at which we issue or sell our securities may not be less than a price that, in the determination of our board of directors, closely approximates the market value of such securities (less any commission or discount). If our common stock trades at a discount to net asset value, this restriction could adversely affect our ability to raise capital.

We operate in a highly competitive market for investment opportunities.

A large number of entities compete with us to make the types of investments that we make in energy companies. We compete with public and private funds, commercial and investment banks, commercial financing companies, and, to the extent they provide an alternative form of financing, private equity funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company. The competitive pressures that we face may have a material adverse effect on our business, financial condition and results of operations. Also, because of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we may not be able to identify and make investments that are consistent with our investment objectives.

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

Investing in privately held companies may be riskier than investing in publicly traded companies due to the lack of available public information.

We invest primarily in privately held companies, which may be subject to higher risk than investments in publicly traded companies. Generally, little public information exists about these companies, and we are required to rely on the ability of our management team to obtain adequate information to evaluate the potential risks and returns involved in investing in these companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose some or all of the money we invest in these companies. These factors could subject us to greater risk than investments in publicly traded companies and negatively affect our investment returns, which could negatively affect our ability to pay dividends and cause the loss of all or part of your investment.

Many of our portfolio investments are not publicly traded and, as a result, there is uncertainty as to the value of our portfolio investments.

Large percentages of our portfolio investments (other than our short-term cash investments) are, and will continue to be, in the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. We value these securities quarterly at fair value in accordance with procedures as determined in good faith by our Board of Directors. However, we may be required on a more frequent basis to value our securities to reflect significant events affecting the value of our securities. The types of factors we may consider in fair value pricing of an investment include the nature and realizable value of any collateral, the portfolio company’s earnings and ability to make payments, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate during short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. As a result, we may not be able to dispose of our holdings at a price equal to or greater than our determined fair value. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments are materially higher than the values that we ultimately realize upon the disposal of such securities. In addition, the subjective nature of such valuations may cause the shares of our common stock to trade at a discount to our net asset value.

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

Commodity Pricing Risk.  In general, commodity prices directly affect energy companies, such as the market prices of crude oil, natural gas, coal and wholesale electricity, especially for those who own the underlying energy commodity. In addition, the volatility of commodity prices can affect other energy companies due to the impact of prices on the volume of commodities produced, transported, processed, stored or distributed and on the cost of fuel for power generation companies. The volatility of commodity prices can also affect energy companies’ ability to access the capital markets in light of market perception that their performance may be directly tied to commodity prices. Historically, energy commodity prices have been cyclical and exhibited significant volatility. Some of our portfolio companies may not engage in hedging transactions to minimize their exposure to commodity price risk. Those companies that engage in such hedging transactions remain subject to market risks, including market liquidity and counterparty creditworthiness.

Regulatory Risk.  Changes in the regulatory environment could adversely affect the profitability of energy companies. Federal, state and local governments heavily regulate the businesses of energy companies in diverse matters, such as the way in which energy assets are constructed, maintained and operated and the prices energy companies may charge for their products and services. Such regulation can change over time in scope and intensity. For example, a regulatory agency may declare a particular by-product of an energy process as hazardous, which can unexpectedly increase production costs. Moreover, many state and federal environmental laws provide for civil penalties as well as regulatory remediation, thus adding to the potential liability an energy company may face.

Production Risk.  The volume of crude oil, natural gas or other energy commodities available for producing, transporting, processing, storing, distributing or generating power may materially impact the profitability of energy companies. A significant decrease in the production of natural gas, crude oil, coal or other energy commodities, due to the decline of production from existing facilities, import supply disruption, depressed commodity prices, political events, OPEC actions or otherwise, could reduce revenue and operating income or increase operating costs of energy companies and, therefore, their ability to pay debt or dividends.

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

Valuation Risk.  We make targeted investments based upon valuations of our portfolio companies’ assets that are subject to uncertainties inherent in estimating quantities of reserves of oil, natural gas and coal and in projecting future rates of production and the timing of development expenditures, which are dependent upon many factors beyond our control. The estimates rely on various assumptions, including, for example, commodity prices, operating expenses, capital expenditures and the availability of funds, and are therefore inherently imprecise indications of future net cash flows. Actual future production, cash flows, taxes, operating expenses, development expenditures and quantities of recoverable reserves may vary substantially from those assumed in the estimates. Any significant variance in these assumptions could materially affect the value of our investments.

Financing Risk.  Some of the portfolio companies in which we invest may rely on capital markets to raise money to pay their existing obligations. Any of the risk factors associated with energy companies described above, general economic and market conditions or other factors may affect their ability to access the capital markets on attractive terms. This may in turn affect their ability to satisfy their obligations with us.

Climate Change.  There may be evidence of global climate change. Climate change creates physical and financial risk and some of our portfolio companies may be adversely affected by climate change. For example, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity. To the extent climate changes affect weather conditions, energy use could increase or decrease depending on the duration and magnitude of any changes. Increased energy use due to weather changes may require additional investments by our portfolio companies in more pipelines and other infrastructure to serve increased demand. A decrease in energy use due to weather changes may affect our portfolio companies’ financial condition through decreased revenues. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions. Potential lawsuits against or taxes or other regulatory costs imposed on greenhouse gas emitters could also affect energy companies, based on links drawn between greenhouse gas emissions and climate change.

When we are a debt or minority equity investor in a portfolio company, we generally will not be in a position to control the entity, and management of the portfolio company may make decisions that could decrease the value of our portfolio holdings.

We generally make debt and minority equity investments, and are therefore subject to the risks that a portfolio company may make business decisions with which we disagree. Further, the stockholders and management of such company may take risks or otherwise act in ways that do not serve our interests. Due to the lack of liquidity in the markets for our investments in privately held companies, we may not be able to dispose of our interests in our portfolio companies as readily as we would like. As a result, a portfolio company may make decisions that could decrease the value of our portfolio holdings.

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

We could experience fluctuations in our quarterly operating results due to a number of factors, including changes in the fair values of our portfolio investments, the interest rate payable on the debt securities we acquire, the default rate on such securities, the level of our expenses, variations in, and the timing of, the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. Because of these factors, you should not rely on results for any period as being indicative of performance in future periods.

We may choose to invest a portion of our portfolio in investments that may be considered highly speculative, which could negatively affect our ability to pay dividends and cause a loss of part of your investment.

Our investments are generally in the form of debt instruments, including senior and subordinated loans, combined in one facility, sometimes with an equity component, and subordinated loans, sometimes with equity components. We may also invest in preferred stock and other equity securities. We would likely make these types of investments in energy companies that possess assets that do not produce sufficient current cash flow at inception of our investment to amortize the principal throughout the life of a loan. For example, we could make such an investment in a company that owns proved non-producing oil and natural gas reserves and requires capital to finance development drilling to initiate the production of the reserves and generate cash flow. Some of these investments may be of a highly speculative nature and may lose some or all of their value, which could negatively affect our ability to pay dividends and cause the loss of part of your investment.

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

Our lenders have fixed dollar claims on our consolidated assets that are superior to the claims of our common stockholders or any preferred stockholders. If the value of our consolidated assets increases, then leveraging would cause the net asset value to increase more sharply than it would have had we not leveraged. Conversely, if the value of our consolidated assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our consolidated income in excess of consolidated interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our consolidated income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common stock dividend payments. Leverage is generally considered a speculative investment technique. We intend to continue borrowing under the Investment Facility in the future, and we may increase the size of the Investment Facility or issue debt securities or other evidence of indebtedness. Our ability to service our debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. The amount of leverage that we employ at any particular time will depend on our manager’s and our board of directors’ assessment of market and other factors at the time of any proposed borrowing.

Changes in interest rates may expose us to additional risks.

General interest rate fluctuations may have a negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on investment objectives and our rate of return on invested capital. Because we may borrow money to make investments, our net investment income depends upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. As of December 31, 2010, approximately 36% of the investments at fair value in our portfolio were at fixed rates, while approximately 64% were at variable rates. Trading prices for debt that pays a fixed rate of return tend to fall as interest rates rise. Trading prices tend to fluctuate more for fixed-rate securities that have longer maturities. Although we have no policy governing the maturities of our investments, under current market conditions we expect that we will invest in a portfolio of debt generally having maturities of three to seven years, but may have longer maturities. This means that, to the extent we fund longer term fixed rate investments with shorter term floating rate borrowings, we will be subject to greater risk (other things being equal) than a fund invested solely in shorter term securities. A decline in the prices of the debt we own could adversely affect the trading price of our shares.

Failure to extend our Investment Facility, the revolving period of which is currently scheduled to expire on August 31, 2012, could have a material adverse effect on our results of operations and financial position and our ability to pay expenses and make distributions.

The revolving period for our Investment Facility with a syndicate of lenders is currently scheduled to expire on August 31, 2012. If the participant banks do not renew or extend the Investment Facility by August 31, 2012, we will not be able to make further borrowings under the facility after such date and the outstanding principal balance on that date will be due and payable. If we are unable to extend our facility or find a new source of borrowing on acceptable terms, we will be required to pay down the amounts outstanding under the facility through one or more of the following: (1) principal collections on our securities pledged under the facility, (2) at our option, interest collections on our securities pledged under the facility and cash collections on our securities not pledged under the facility, or (3) possible liquidation of some or all of our loans and other assets, any of which could have a material adverse effect on our results of operations and financial position and may force us to decrease or stop paying certain expenses and making distributions until the facility is repaid. In addition, our stock price could decline significantly, we would be restricted in our ability to acquire new investments and, in connection with our year-end audit, our independent registered accounting firm could raise an issue as to our ability to continue as a going concern.

We may not have sufficient funds to make follow-on investments. Our decision not to make a follow-on investment may have a negative impact on a portfolio company in need of such an investment or may result in a missed opportunity for us.

After our initial investment in a portfolio company, the company may request additional funds or we may have the opportunity to increase our investment in a successful situation, for example, the exercise of a warrant to purchase common stock. There is no assurance that we will make, or will have sufficient funds to make, follow-on investments. Any decision we make not to make a follow-on investment or any inability on our part to make such an investment may have a negative impact on a portfolio company in need of such an investment or may result in a missed opportunity for us to increase our participation in a successful operation and may dilute our equity interest or otherwise reduce the expected yield on our investment.

We may in the future determine to fund a portion of our investments with preferred stock, which would magnify the potential for gain or loss and the risks of investing in us in the same way as our borrowings.

Because preferred stock is another form of leverage and the dividends on any preferred stock we issue must be cumulative, preferred stock has the same risks to our common stockholders as borrowings. Payment of such dividends and repayment of the liquidation preference of such preferred stock must take preference over any dividends or other payments to our common stockholders. Preferred stockholders are not subject to any of our expenses or losses and are not entitled to participate in any income or appreciation in excess of their stated preference.

Our Board of Directors may change most of our operating policies and strategies without prior notice or stockholder approval, the effects of which may be adverse.

Our Board of Directors has the authority to modify or waive most of our current operating policies and our strategies without prior notice and without stockholder approval. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results and value of our stock. However, the effects might be adverse, which could negatively affect our ability to pay you dividends and cause you to lose all or part of your investment. In the event that our Board of Directors determines that we cannot economically pursue our investment objective under the 1940 Act, they may at some future date decide to withdraw our election to be treated as a business development company and convert us to a management investment company or an operating company not subject to regulation under the 1940 Act, or cause us to liquidate. These changes would require the approval of a requisite percentage of our Board of Directors and the holders of a majority of our shares.

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

We may concentrate our portfolio investments in a limited number of portfolio companies, which would magnify the effect if one of those companies were to suffer a significant loss. This could negatively affect our ability to pay dividends and cause the loss of all or part of your investment.

We are a closed-end, non-diversified management investment company under the 1940 Act, which means we are not limited by the 1940 Act in the proportion of our assets that may be invested in the securities of a single issuer. A consequence of this concentration is that the aggregate returns we initially realize may be adversely affected if a small number of our investments perform poorly or if we need to write down the value of any one such investment. Beyond the applicable federal income tax diversification requirements, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few portfolio companies. Financial difficulty on the part of any single portfolio company will expose us to a greater risk of loss than would be the case if we were a “diversified” company holding numerous investments. To the extent that we take large positions in the securities of a small number of portfolio companies, our net asset value and the market price of our common stock may fluctuate as a result of changes in the financial condition or in the market’s assessment of such portfolio companies to a greater extent than that of a diversified investment company. These factors could negatively affect our ability to pay dividends and cause the loss of all or part of your investment.

In addition, we concentrate our investments in the energy industry. Consequently, this concentration exposes us to the risks of adverse developments affecting the energy industry to a greater extent than if we dispersed our investments over a variety of industries. See “The energy industry is subject to many risks.”

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

We invest a substantial amount of our assets in subordinated debt securities and mezzanine investments issued by our portfolio companies. The portfolio companies will usually have or we may permit them to incur, other debt that ranks equally with, or senior to, the securities in which we invest. By their terms, such debt instruments may entitle the holders to receive payment of interest or principal on or before the dates on which we are entitled to receive payments in respect of the securities in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying such senior creditors, the portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with securities in which we invest, we would have to share on an equal basis any distributions with other creditors holding such securities in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company. An event such as an insolvency, liquidation, dissolution, reorganization or bankruptcy of a relevant portfolio company may prevent us from obtaining the full value of our investment.

Our portfolio companies may be highly leveraged.

Some of our portfolio companies may be highly leveraged, which may have adverse consequences to these companies and to us as an investor. These companies may be subject to restrictive financial and operating covenants and the leverage may impair these companies’ ability to finance their future operations and capital needs. As a result, these companies’ flexibility to respond to changing business and economic conditions and to take advantage of business opportunities may be limited. Further, a leveraged company’s income and net assets will tend to increase or decrease at a greater rate than if borrowed money were not used.

If we fail to maintain effective internal controls over financial reporting, we may not be able to accurately report our financial results, which could have a material adverse effect on our operations, investor confidence in our reported financial information and the trading price of our securities.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. We reported a material weakness in our internal control over financial reporting in our Annual Report on Form 10-K for the year ended December 31, 2009, which resulted in material misstatements in certain of our historical financial statements, that required us to restate those financial statements. Management subsequently implemented new control processes and procedures, and that material weakness has since been remediated. However, we cannot assure you that additional significant deficiencies or material weaknesses in our internal control over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional significant deficiencies or material weaknesses, and cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder. The existence of a material weakness could result in errors in our financial statements that could result in a restatement of financial statements, cause us to fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.

Failure to deploy new capital may reduce our return on equity.

Until we identify new investment opportunities, we intend to either invest the net proceeds of future offerings in interest-bearing deposits or other short-term instruments or use the net proceeds from such offerings to reduce then-outstanding obligations under our credit facility. We cannot assure you that we will be able to find enough appropriate investments that meet our investment criteria or that any investment we complete using the proceeds from an offering will produce a sufficient return. If we fail to invest any new capital effectively our return on equity may be negatively impacted, which could reduce the price of the shares of our common stock.

We may invest a portion of our assets in foreign securities. Investing in foreign securities typically involves more risks than investing in U.S. securities. These risks can increase the potential for losses by us and negatively affect our stock price.

Foreign securities may be issued and traded in foreign currencies. As a result, changes in exchange rates between foreign currencies may affect their values and the U.S. dollar. For example, if the value of the U.S. dollar goes up compared to a foreign currency, a loan payable in that foreign currency will go down in value because it will be worth fewer U.S. dollars.

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

The ethanol industry is subject to many risks that may adversely affect the market price of ethanol. For example, overcapacity in the ethanol industry may result in a decrease in the market price of ethanol if the demand for ethanol does not grow at the same pace as increases in supply. In addition, the ethanol industry is highly competitive, and other companies presently in the market, or that are about to enter the market, could adversely affect the market price of ethanol. Moreover, because corn is the principal raw material used to produce ethanol, the cost and supply of corn directly affects ethanol companies. Changes in the price and supply of corn are subject to and determined by market forces over which we have no or little control, including overall supply and demand, government programs and policies, weather, and other factors. Furthermore, because federal and state government policies primarily drive growth and demand for ethanol, a change in government policies favorable to ethanol may cause demand for ethanol to decline. These favorable government policies include the national renewable fuels standard, and various federal ethanol tax incentives that assist the ethanol industry. The continuation of these policies is uncertain, which means that demand for ethanol may decline if these policies change or are discontinued. A decline in the demand of ethanol is likely to cause lower ethanol prices. In addition, tariffs on imported ethanol, which currently effectively limit imported ethanol into the United States, could be reduced or eliminated, which may in turn negatively affect the demand for domestic ethanol and the price at which domestic ethanol is sold.

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

Our investment advisory agreement does not restrict the right of our Manager, NGP, or any persons working on our behalf, to carry on their respective businesses, including providing advice to others with respect to the purchase of securities that would meet our investment objectives. Although the officers of our Manager devote full time to the management of our business, our investment advisory agreement does not specify a minimum time period that representatives of NGP who are serving as directors or members of our Manager’s investment committee must devote to managing our investments. Each of Messrs. Hersh and Albin (who serve as members of our Board of Directors), and Messrs. Quinn and Covington (who serve as members of our Manager’s investment committee) continue to have substantial responsibilities in connection with their roles managing other NGP-affiliated funds. Our portfolio companies may request managerial assistance from our Manager and its management team. The ability of these parties to engage in these other business activities, including managing assets for third parties, could reduce the time and effort they spend managing our portfolio, which could negatively affect our performance.

Our future success depends upon the members of our management team and their access to investment professionals of our Manager’s affiliates and the loss of any of them could detrimentally affect our operations.

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

We will pay our Manager a quarterly base management fee based on the value of our total assets (including assets acquired with borrowed funds). Accordingly, our Manager has an enhanced economic incentive to increase our leverage, including through the issuance of debt securities, convertible securities and preferred stock. Increased leverage will expose us to increased risk of loss, increased cost of issuing and servicing such senior securities, and subject us to any additional covenant restrictions imposed in an indenture or by the applicable lender, which could negatively affect our business and results of operation.

We pay our Manager incentive compensation based on our portfolio’s performance. This arrangement may lead our Manager to recommend riskier or more speculative investments in an effort to maximize its incentive compensation.

In addition to its base management fee, our Manager earns incentive compensation in two parts. The first part is payable quarterly and is equal to a specified percentage of the amount by which our net investment income exceeds a hurdle rate. The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year and equals (1) 20% of (a) our net realized capital gain (realized capital gains less realized capital losses) on a cumulative basis from the closing date of our initial public offering to the end of such fiscal year, less (b) any unrealized capital depreciation at the end of such fiscal year, less (2) the aggregate amount of all capital gains fees paid to our Manager in prior years. For accounting purposes only, in order to reflect the theoretical capital gains incentive fee that would be payable for a given period as if all unrealized capital gains were realized, we will accrue a capital gains incentive fee as described above (in accordance with the terms of the Investment Advisory Agreement), plus 20% of unrealized capital gains on investments held at the end of such period. It should be noted that the portion of the accruals for the capital gains incentive fees attributable to unrealized capital gains will not necessarily be payable under the Investment Advisory Agreement, and may never be paid based on the computation of capital gains incentive fees in subsequent periods. Amounts paid under the Investment AdvisoryAgreement will be consistent with the formula reflected in the investment advisory agreement.

The way in which we determine the incentive fee payable to our Manager may encourage our Manager to use leverage to increase the return on our investments. Under certain circumstances, the use of leverage may increase the likelihood of default, which would adversely affect our stockholders because their interests would be subordinate to those of debtholders. In addition, our Manager receives the incentive fee based, in part, upon net capital gains realized on our investments. Unlike the portion of the incentive fee based on income, there is no hurdle rate applicable to the portion of the incentive fee based on net capital gains. As a result, our Manager may have a tendency to invest more in investments that are likely to result in capital gains as compared to income-producing securities. Other key criteria related to determining appropriate investments and investment strategies, including the preservation of capital, might be under-weighted if our Manager focuses exclusively or disproportionately on maximizing its income. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses.

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

The investment advisory agreement entitles our Manager to receive incentive compensation for each fiscal quarter in an amount equal to a percentage of the excess of our net investment income for that quarter above a hurdle rate. In addition, the investment advisory agreement further provides that our net investment income for incentive compensation purposes excludes unrealized capital losses that we may incur in the fiscal quarter, even if such capital losses result in a net loss on our statement of operations for that quarter. The calculation of the incentive fee includes any deferred interest accrued we have not yet received. As a result, we may be paying an incentive fee on interest, the collection of which may be uncertain or deferred. Thus, we may be required to pay our Manager incentive compensation for a fiscal quarter even if there is a decline in the value of our portfolio or we incur a net loss for that quarter.

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

Failure to continue to qualify as a business development company may cause us to be regulated as a closed-end investment company under the 1940 Act, which would significantly decrease our operating flexibility.

We will be subject to corporate-level income tax if we are unable to qualify as a RIC.

To qualify as a RIC under the Code, we must meet certain source-of-income, asset diversification and annual distribution requirements. The annual distribution requirement for a RIC is satisfied if we distribute at least 90% of our “investment company taxable income” (which generally consists of ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, reduced by deductible expenses) and net tax-exempt interest to our stockholders on an annual basis. Because we use debt financing, we are subject to certain asset coverage ratio requirements under the 1940 Act as a BDC, and financial covenants under our existing loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to qualify as a RIC. If we are unable to obtain cash from other sources, we may fail to qualify as a RIC and, thus, may be subject to corporate-level income tax. To qualify as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these tests may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, we could make such dispositions at disadvantageous prices that may result in substantial losses. If we fail to qualify as a RIC for any reason at any time in the future and we remain or become subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. In addition, our distributions would be taxable to our stockholders as ordinary dividends. Such a failure would likely have a material adverse effect on our stockholders and us. For example, we failed to qualify as a RIC for our first taxable year ended on December 31, 2004.

We may have difficulty paying our required distributions if we recognize income before, or without, receiving cash representing such income. If we are unable to pay required distributions, we may fail to qualify as a RIC and thus be subject to corporate-level income tax.

Federal income tax rules require us to include certain amounts in income that we have not yet received in cash, such as original issue discounts or payment-in-kind interest. Examples of original issue discounts are warrants, property-based equity participation rights or loan discount points we may receive in connection with the purchase of a loan. Payment-in-kind interest represents contractual interest added to the loan balance and due at the end of the loan term. We include such original issue discount or increases in loan balances from payment-in-kind arrangements in income before we receive any corresponding cash payments. These amounts could be significant relative to our company’s overall investment activities. We also may be required to include certain other amounts in income that we do not receive in cash.

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

The provisions of the 1940 Act permitted us, as a BDC, to issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous and result in unfavorable prices.

We generally cannot issue and sell our common stock at a price below net asset value per share. However, we may sell our common stock, or warrants, options or rights to acquire our common stock, at prices below the current net asset value of the common stock (i) in connection with a rights offering to our existing stockholders, (ii) if our Board of Directors determines that such sale is in the best interests of our company and its stockholders, and our stockholders approve such sale or (iii) under such circumstances as the SEC may permit. In any such case, the price at which we may issue and sell our securities may not be less than a price that, in the determination of our Board of Directors, closely approximates the market value of such securities (less any distributing commission or discount). If our common stock trades at a discount to net asset value, this restriction could adversely affect our ability to raise capital.

Because there are no judicial and few administrative interpretations of the provisions of the 1940 Act pertaining to business development companies, there is no assurance that such provisions will be interpreted or administratively implemented in a manner consistent with our investment objectives and intended manner of operation. In the event that our Board of Directors determines that we cannot economically pursue our investment objective under the 1940 Act, they may at some future date decide to withdraw our election to be regulated as a BDC and convert us to a management investment company or an operating company not subject to regulation under the 1940 Act, or cause us to liquidate. These changes would require the approval of a requisite percentage of our Board of Directors and the holders of a majority of our shares.

Changes in laws or regulations governing our operations and those of our portfolio companies, our Manager or its affiliates may adversely affect our business or cause us to alter our business strategy.

We, our portfolio companies, and our Manager and its affiliates are subject to regulation by laws and regulations at the local, state and federal level. Our government may enact new legislation or new interpretations or adopt new rulings or regulations, including those governing the types of our permitted investments. These actions could retroactively harm our Manager, our stockholders and us. Such changes could result in material changes to our strategies and plans and may result in our investment focus shifting from the areas of expertise of our Manager to other types of investments in which our Manager may have less expertise or little or no experience. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment.

For example, under current federal tax laws, our portfolio companies are entitled to certain deductions relating to their operations, including deductions for intangible drilling costs, manufacturing tax deductions and depletion deductions. The President’s budget for the fiscal year 2010 outlines proposals to eliminate several oil and gas federal income tax incentives, including the repeal of the manufacturing tax deduction, percentage depletion allowance and expensing of intangible drilling costs for oil and natural gas. It is not possible at this time to predict how any future legislation or new regulations adopted to address these proposals would impact our business or the business of our portfolio companies, but any such future laws and regulations could adversely affect our results of operations and the value of your investment.

Certain regulations restrict our ability to enter into transactions with our affiliates.

The 1940 Act prohibits us from knowingly participating in certain transactions with our affiliates without the prior approval of our independent directors and, in certain cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities is our affiliate for purposes of the 1940 Act, and the 1940 Act generally prohibits us from buying or selling any security from or to such affiliate, absent the prior approval of our independent directors and, in certain cases, the SEC. The 1940 Act also prohibits “joint” transactions with an affiliate, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our independent directors and, in certain cases, the

SEC. If a person acquires more than 25% of our voting securities, we must obtain prior approval from the SEC before buying or selling any security from or to such person, or entering into joint transactions with such person.

Our business is subject to increasingly complex corporate governance, public disclosure and accounting requirements that could adversely affect our business and financial results.

We are subject to changing rules and regulations of federal and state government as well as the stock exchange on which our common stock is listed. These entities, including the Public Company Accounting Oversight Board, the SEC and the Nasdaq Global Market, have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional regulations and requirements in response to laws enacted by Congress. On July 21, 2010, the Dodd-Frank Wall Street Reform and Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation-related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations. Prior to full implementation, it will be difficult to assess the impact of the Dodd-Frank Act on the Company. Our efforts to comply with these requirements have resulted in, and are likely to continue to result in, an increase in expenses and a diversion of management’s time from other business activities.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We do not own any real estate or other physical properties materially important to our operation. Our headquarters are located in Houston, Texas, where we occupy office space pursuant to our administration agreement with our Administrator. We believe that our office facilities are suitable and adequate for our business as presently conducted.

Item 3. Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.

Item 4. (Removed and Reserved).

PART II.

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

Our common stock trades on the NASDAQ Global Select Market under the symbol “NGPC”. On March 8, 2011, there were approximately 9,977 record holders and beneficial owners (held in street name) of our common stock, according to our transfer agent. The following table sets forth the range of high and low sales prices of our common stock as reported on the NASDAQ Stock Market and our dividends declared for the periods indicated.

		Price Range		Ratio of High Sales Price to NAV	Ratio of Low Sales Price to NAV	Cash Dividend per Share(2)
	NAV(1)	High	Low
Fiscal 2010
Fourth quarter	$10.90	$10.89	$8.60	100%	79%	$0.18
Third quarter	11.01	9.20	7.07	84%	64%	0.17
Second quarter	11.18	8.65	6.73	77%	60%	0.17
First quarter	11.17	9.37	7.39	84%	66%	0.17
Fiscal 2009
Fourth quarter	11.10	8.78	6.50	79%	59%	0.17
Third quarter	11.38	7.94	5.30	70%	47%	0.15
Second quarter	10.85	8.54	4.80	79%	44%	0.12
First quarter	11.09	10.19	4.00	92%	36%	0.20

(1)	We calculate net asset value per share as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high and low closing sales prices. We calculate the net values per share shown on outstanding shares at the end of each period.
(2)	These dividends represent the dividend declared in the specified quarter.

Since the first full quarter following our initial public offering, we have distributed, and currently intend to continue to distribute in the form of dividends, a minimum of 90% of our investment company taxable income on a quarterly basis to our stockholders. We may retain long-term capital gains and treat them as deemed distributions for tax purposes. We determine the timing and characterization of certain income and capital gains distributions annually in accordance with federal tax regulations, which may differ from GAAP. These differences primarily relate to items recognized as income for financial statement purposes and realized gains for tax purposes. As a result, net investment income and net realized gain (loss) on investment transaction for a reporting period may differ significantly from distributions during such period. Accordingly, we may periodically make reclassifications among certain of our capital accounts without impacting our net asset value. We report the estimated tax characteristics of each dividend when declared, and we report the actual tax characteristics of dividends annually to each stockholder on Form 1099-DIV, prepared by our stock transfer agent. Qualified dividend income is generally taxed to stockholders at the rates that apply to net capital gains. There is no assurance that we will achieve investment results or maintain a tax status that will permit any specified level of cash distributions or year-to-year increases in cash distributions. We have not purchased any of our shares of common stock, nor have we sold any equity securities.

We classified 100% of our taxable dividends declared for the year ended December 31, 2010 as non-qualifying dividends and as ordinary income for their characterization for income tax purposes. For tax purposes, approximately $11,925,963 of the distributions were paid from ordinary income and $2,997,496 of the distributions paid on January 7, 2011 were treated as arising in 2011.

Our stock transfer agent, registrar and dividend reinvestment plan administrator is American Stock Transfer & Trust Company. You should direct information requests for American Stock Transfer & Trust Company to 59 Maiden Lane, Plaza Level, New York, NY 10038. Their telephone number for shareholder services is 1-800-937-5449 and their telephone number for dividend reinvestment services is 1-800-278-4353.

We have established an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a cash dividend, our plan agent automatically reinvests a stockholder’s cash dividend in additional shares of our common stock unless the stockholder, or his or her broker, specifically “opts out” of the dividend reinvestment plan and elects to receive cash dividends. It is customary practice for many brokers to opt out of dividend reinvestment plans on behalf of their clients unless specifically instructed otherwise.

Our plan provides for the plan agent to purchase shares in the open market for credit to the accounts of plan participants unless the average of the closing sales prices for the shares for the five days immediately preceding the payment date exceeds 110% of the most recently reported net asset value per share.

Performance Graph

The following Performance Graph is not “soliciting material,” is not deemed filed with the SEC, and is not to be incorporated by reference into any of our filings under the Securities Act or the Securities Exchange Act of 1934, as amended, respectively.

The following line graph compares the cumulative total return* on an investment in our common stock against the cumulative total return of the NASDAQ U.S. Stock Market Total Return Index and an index of peer companies (selected by us) for the period beginning June 30, 2004 and ending December 31, 2010 (we began trading on November 11, 2004). We selected the peer group in good faith and it consists of the following thirteen business development companies: American Capital, Ltd., Apollo Investment Corporation, Ares Capital Corporation, Gladstone Capital Corporation, Hercules Technology Growth Capital, Inc., Kayne Anderson Energy Development Company, Kohlberg Capital Corporation, Main Street Capital Corporation, MCG Capital Corporation, PennantPark Investment Corporation, Prospect Capital Corporation, TICC Capital Corporation and Triangle Capital Corporation. The change in our peer group from 2009 is the omission of Allied Capital Corporation, as it was purchased by Ares Capital Corporation during 2010.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2010

This Performance Graph and the related textual information are based on historical data and are not necessarily indicative of future performance.

*	Assumes that an investment in our common stock and each index was $100 on 11/10/2004. We base “cumulative total return” on share price appreciation plus reinvestment of dividends.

CUMULATIVE TOTAL RETURN SUMMARY

		2005	2006	2007	2008	2009	2010
NGP Capital Resources Company (NGPC)	Return %		34.96	1.96	(39.35)	7.42	22.72
	Cum $	100.00	134.96	137.60	83.46	89.65	110.02
NASDAQ Stock Market (US Companies)	Return %		9.84	8.47	(51.81)	43.74	18.69
	Cum $	100.00	109.84	119.14	57.41	82.53	97.95
Peer Group Only	Return %		24.69	(17.73)	(65.14)	45.61	51.53
	Cum $	100.00	124.69	102.58	35.76	52.07	78.90
Peer Group + NGPC	Return %		24.94	(17.32)	(64.64)	44.24	50.86
	Cum $	100.00	124.94	103.30	36.53	52.69	79.49

NOTE: Data complete through last fiscal year.

NOTE: Corporate Performance Graph with peer group uses peer group only performance (excludes only company).

NOTE: Peer group indices use beginning of period market capitalization weighting.

NOTE: Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980 – 2011

NOTE: Index Data: Calculated (or Derived) based from CRSP NASDAQ Stock Market (US Companies), Center for Research in Security Prices (CRSP®), Graduate School of Business, The University of Chicago. Copyright 2011. Used with permission. All rights reserved.

Item 6. Selected Financial Data.

The following table contains our selected historical financial and operating data, as of and for the dates and period indicated. We derived the selected historical financial data from our audited financial statements and you should read it in conjunction with our financial statements and notes thereto and together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED SELECTED FINANCIAL DATA

	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007	Year ended December 31, 2006
Total investment income	$23,585,058	$24,519,867	$37,460,916	$37,499,360	$27,517,093
Total operating expenses	12,090,862	14,600,221	18,814,380	18,236,903	10,970,889
Net investment income before income taxes	11,494,196	9,919,646	18,646,536	19,262,457	16,546,204
Net realized capital gain (loss) on portfolio securities and commodity derivative instruments	(33,275,372)	(14,218,454)	14,733,647	6,580,786	(245,859)
Net increase (decrease) in unrealized appreciation (depreciation) on portfolio securities and commodity derivative instruments	31,176,641	(4,500,849)	(46,408,860)	2,237,367	(1,299,127)
Net increase (decrease) in stockholders’ equity (net assets) resulting from operations	$10,473,839	$(8,819,004)	$(13,418,872)	$28,024,421	$15,001,218
Per Share Data
Net investment income	$0.52	$0.46	$0.84	$1.10	$0.95
Net realized and unrealized gain (loss) on portfolio securities and commodity derivative instruments	$(0.03)	$(0.87)	$(1.44)	$0.52	$(0.09)
Net increase (decrease) in stockholders’ equity (net assets) resulting from operations	$0.49	$(0.41)	$(0.60)	$1.62	$0.86
Dividends declared	$(0.69)	$(0.64)	$(1.61)	$(1.44)	$(0.92)
Net asset value per share	$10.90	$11.10	$12.15	$14.14	$13.96
Balance Sheet Data
Total assets	$291,588,633	$316,931,309	$398,994,441	$478,276,626	$345,597,660
Long-term debt	$50,000,000	$67,500,000	$45,000,000	$216,000,000	$100,000,000
Total stockholders’ equity (net assets)	$235,725,928	$240,175,548	$262,836,601	$247,415,942	$243,258,256

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following analysis of our financial condition and results of operations in conjunction with our financial statements and the notes thereto contained elsewhere in this report.

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

We may use words such as “anticipates,” “believes,” “expects,” “intends,” “will,” “should,” “may” and similar expressions to identify forward-looking statements. We base such statements on currently available operating, financial and competitive information and are subject to various risks and uncertainties that could cause actual results to differ materially from our historical experience and present expectations. You should not place undue reliance on such forward-looking statements, as such statements speak only as of the date on which they are made. You should read the additional information regarding these and other risks and uncertainties contained in our periodic filings with the SEC.

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

We generate revenue in the form of interest income on the debt securities that we own, dividend income on any common or preferred stock that we own, and capital gains or losses on any debt or equity securities that we acquire in portfolio companies and subsequently sell. Our investments, if in the form of debt securities, typically have a term of three to seven years and bear interest at a fixed or floating rate. To the extent achievable, we seek to collateralize our investments by obtaining security interests in our portfolio companies’ assets. We also may acquire minority or majority equity interests in our portfolio companies, which may pay cash or in-kind dividends on a recurring or otherwise negotiated basis. In addition, we may generate revenue in other forms including commitment, origination, structuring, administration or due diligence fees; fees for providing managerial assistance; and possibly consultation fees. We recognize any such fees generated in connection with our investments as we earn them.

Our level of investment activity can and does vary substantially from period to period depending on many factors. Some of these factors are the amount of debt and equity capital available to energy companies, the level of acquisition and divestiture activity for such companies, the level and volatility of energy commodity prices, the general economic environment and the competitive environment for the types of investments we make, and our own ability to raise capital, both through issuance of debt and equity securities, to fund our investments. While we currently have capital available to invest, we do not have unlimited capital. We remain committed to our underwriting and investment disciplines in selectively investing in appropriate risk-reward opportunities within the energy sector.

Critical Accounting Policies

Valuation of Investments

The 1940 Act requires the separate identification of investments according to the percentage ownership in a portfolio company’s outstanding voting securities. The percentages and categories are as follows:

•	Non-affiliate investments — we own less than 5% of a portfolio company’s outstanding voting securities
•	Affiliate investments — we own 5% or more but not more than 25% of a portfolio company’s outstanding voting securities
•	Control investments — we own more than 25% but less than 50% of a portfolio company’s outstanding voting securities
•	Control investments — majority owned — we own 50% or more of a portfolio company’s outstanding voting securities.

Fair value is the price a seller would receive for an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value definition focuses on exit price in the principal, or most advantageous, market and prioritizes the use of observable market inputs over unobservable entity-specific inputs. On a quarterly basis, the investment team of our Manager prepares valuations for all of the assets in our portfolio and presents them to our valuation committee. The valuation committee recommends their valuations to the Board of Directors, which in good faith determines and ratifies the final investment valuations. For more information regarding our portfolio valuation policies and procedures, see “Valuation Process” in Part I, Item 1. Business above.

We record investments in securities for which market quotations are readily available at such market quotations as of the valuation date. For investments in securities for which market quotations are unavailable, or which have various degrees of trading restrictions, we prepare valuation analyses, using both the market approach and the income approach, as generally described below.

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

Debt Securities:  We record our investments in non-convertible debt securities at fair value, which generally approximates cost plus amortized original issue discount, or OID, to the extent that the estimated asset or enterprise value of the portfolio company exceeds the outstanding debt of the portfolio company, subject to comparison to the estimated current market values of comparable securities. We record our investments in convertible debt securities at fair value which generally approximates the higher of: 1) cost plus amortized OID, to the extent that the estimated asset or enterprise value of the portfolio company equals or exceeds the outstanding debt of the portfolio company; and 2) our pro rata share, upon conversion, of the residual equity value of the portfolio company available after deducting all outstanding debt from its estimated enterprise value. If the estimated asset or enterprise value is less than the sum of the value of our debt investment and all other debt securities of the portfolio company that rank equal to or senior to our debt investment, we reduce the value of the debt investment beginning with the junior-most debt investment such that the asset or enterprise value less the value of the outstanding debt that ranks equal to or senior to us is zero. We record investments in debt securities at market value as of the valuation date to the extent that such market quotations are readily available. We also compare each of our calculated amounts to the estimated current market values of comparable securities.

Equity Securities:  We record our investments in preferred and common equity securities (including warrants or options to acquire equity securities) at fair value based on our pro rata share of the residual equity value available after deducting all outstanding debt from the estimated enterprise value. We also compare each of our calculated amounts to the estimated current market values of comparable securities. We may also utilize an OPM, in addition to our other valuation methods, to value the various preferred stock, common stock, and warrants we have in companies with complex capital structures. The OPM treats preferred stock, common stock and warrants as call options on the enterprise value, with exercise prices based on liquidation preference of the preferred stock. The option-pricing method commonly uses the Black-Scholes model to price the call option. The OPM considers the various terms of the stockholder agreements upon liquidation of the enterprise. In addition, the OPM implicitly considers the effect of the liquidation preference as of a future liquidation date, not as of the valuation date.

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

Valuation of Commodity Derivative Instruments

We record all derivative instruments at fair value, other than those that meet specific exclusions. Quoted market prices are the best evidence of fair value. We estimate the fair value of crude oil and natural gas options using a combined income and market based valuation methodology based upon forward commodity price and volatility curves. Independent pricing services provide the curves, which reflect broker market quotes.

Securities Transactions, Interest and Dividend Income Recognition

We account for securities transactions on a trade-date basis and we accrete premiums and discounts into interest income using the effective interest method. In conjunction with the acquisition of debt securities, we may receive detachable warrants, other equity securities or property interests such as overriding royalty interests. We record these interests separately from the debt securities at their initial fair value, with a corresponding amount recorded as a discount to the associated debt security. We recognize income from overriding royalty interests as received and we amortize the recorded assets using the units of production method. We defer the portion of the loan origination fees paid that represent additional yield or discount on a loan and accrete the balance into interest income over the life of the loan using the effective interest method. Upon the prepayment of a loan or debt security, we record any unamortized loan origination fees as interest income and we record any unamortized premium or discount as a realized gain or loss on the investment. We accrete market premiums or discounts on acquired loans or fixed income investments into interest income using the effective interest method. We recognize dividend income on the ex-dividend date. We accrue interest income if we expect that we will ultimately be able to collect it. When collectability of interest or dividends is doubtful, we place the investment on non-accrual status and evaluate any existing interest or dividend receivable balances to determine if a write off is necessary. We assess the collectability of the interest and dividends on many factors, including the portfolio company’s ability to service its loan based on current and projected cash flows as well as the current valuation of the portfolio company’s assets.

Payment-in-Kind Interest and Dividends

We may have investments in our portfolio that contain payment-in-kind, or PIK, provisions. We compute PIK interest income or PIK dividend income at the contractual rate specified in each investment agreement and add that amount to the principal balance of the investment. For investments with PIK interest income or PIK dividend income, we calculate our income accruals on the principal balance plus any PIK amounts. If the portfolio company’s asset valuation is not sufficient to cover the contractual interest, we will not accrue interest income or dividend income on the investment. To maintain our RIC status, we must pay out this non-cash source of income to stockholders in the form of dividends, even though we have not yet collected the cash. We recorded PIK interest income of $4.5 million net of a $3.4 million reserve in 2010, $4.3 million net of a $0.8 million reserve in 2009 and $2.3 million net of a $0.2 million reserve in 2008. We did not record any PIK dividend income in 2010 or 2009. There was no PIK dividend income recorded in 2008 after reserving the entire $0.3 million.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

We calculate realized capital gains on a security as the excess of the net amount realized from the sale or other disposition of such security over the amortized cost for the security. We calculate realized capital losses on a security as the amount by which the net amount realized from the sale or other disposition of such security is less than the amortized cost of such security. We consider unamortized fees, prepayment premiums, and investments charged off during the year, net of recoveries and we do not include previously recognized unrealized appreciation or depreciation.

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

Fee Income Recognition

Fees primarily include financial advisory, transaction structuring, loan administration, commitment and prepayment fees. Financial advisory fees represent amounts received for providing advice and analysis to companies and we recognize these fees as earned when we perform such services, provided collection is probable. For the year ended December 31, 2010, we recorded approximately $0.6 million of advisory fee income. We did not record any advisory fee income for 2009 or 2008. Transaction structuring fees represent amounts received for structuring, financing and executing transactions and are generally payable only if the transaction closes. We defer such fees and accrete them into interest income over the life of the loan using the effective interest method. Commitment fees represent amounts received for committed funding and are generally payable whether the transaction closes or not. We defer commitment fees on transactions that close within the commitment period and accrete these fees into interest income over the life of the loan using the effective interest method. We record commitment fees on transactions that do not close in the month the commitment period expires. For the year ended December 31, 2010, we recorded approximately $0.9 million in commitment fees from clients whose loans did not close within the contractual period. We recognize prepayment and loan administration fees when we receive them. During 2010, we recorded approximately $1.2 million of fee income, compared to $1.7 million during 2009 and $1.5 million during 2008.

Dividends

We record dividends to stockholders on the ex-dividend date. We currently intend that our distributions each year will be sufficient to maintain our status as a RIC for federal income tax purposes and to eliminate federal excise tax liability. We intend to make distributions to stockholders on a quarterly basis of substantially all net taxable income. We also intend to make distributions of net realized capital gains, if any, at least annually. However, we may in the future decide to retain capital gains for investment and designate such retained dividends as a deemed distribution. Each quarter, our Manager estimates our annual taxable earnings. The Board of Directors considers this estimate and determines the distribution amount, if any. We generally declare our dividends each quarter and pay them shortly thereafter.

Portfolio and Investment Activity

On October 4, 2010, we sold all of our interests in Formidable, LLC, or Formidable, Formidable’s subsidiaries, and all associated rights and claims between Formidable and us for $6.0 million. The sale price comprised a $3.0 million cash payment and a promissory note for $3.0 million issued by Powder River Acquisitions, LLC that its owner personally guaranteed. The note bears interest at 8% per annum and has a maturity of one year. Our realized capital loss on the sale of Formidable was approximately $33.3 million and we reversed $33.7 million of previously recorded unrealized depreciation on the same assets.

In October 2010, we sold our overriding royalty interest associated with our BSR Holdings, LLC, or BSR, investment, and BSR sold all of its oil and gas working interests for gross proceeds of $340,000. Our realized capital loss on BSR was approximately $7,700 and we reversed approximately $83,500 of previously recorded unrealized appreciation on the same assets.

On October 14, 2010, we closed a $9.0 million participation in a $180.0 million Term Loan, or the Crestwood Term Loan, issued by Crestwood Holdings, LLC, or Crestwood, the holding company for wholly-owned subsidiary Crestwood Midstream Partners, LP, or Crestwood Midstream. Crestwood Midstream is a gas gathering and processing company operating primarily in the Barnett Shale in north Texas. The Crestwood Term Loan earns interest at LIBOR (subject to a 2% floor) plus 850 basis points. We purchased the participation at a 2% discount, resulting in an expected yield to maturity of approximately 10.9%. Crestwood’s interests in Crestwood Midstream serve as collateral for the Crestwood Term Loan. Crestwood used the proceeds from the Crestwood Term Loan to facilitate the acquisition of the interests in Crestwood Midstream from Quicksilver Resources, Inc.

On October 18, 2010, we closed a $25.0 million Senior Secured Term Loan, or the Contour Term Loan, with Pallas Contour Mining, LLC, a privately held highwall mining company based in West Virginia, and we funded our initial investment of $15.0 million. The Contour Term Loan pays cash interest at 14% per annum.

In October 2010, we purchased an additional $1.9 million face amount of Senior Convertible Notes, or the GMX Notes, due in 2013, issued by GMX Resources, Inc. in the secondary market. We purchased the GMX Notes, which bear interest at 5%, at a discount, resulting in an expected yield to maturity of approximately 15%.

From commencement of investment operations in November 2004 through December 31, 2010, we have invested $759.7 million in thirty-four portfolio companies, all energy-related, and received principal repayments, realizations and settlements of $517.1 million. During 2010, we added total targeted investments of $87.6 million. This amount included five new investments totaling $59.4 million, additional investments in existing clients of $18.1 million and we transferred $10.0 million of corporate notes into targeted investments. We recorded principal repayments, realizations, and settlements of $87.7 million in 2010. At December 31, 2010, our targeted investment portfolio consisted of twenty portfolio companies totaling $242.6 million. By comparison, during 2009, we funded investments of $58.5 million to existing portfolio companies, including a new investment of $15.0 million to ATP Oil & Gas Corporation, or ATP, and we received principal repayments, realizations and settlements of $111.8 million. At December 31, 2009, our targeted investment portfolio consisted of sixteen portfolio companies totaling $242.7 million.

The table below shows our investment portfolio by type as of December 31, 2010. Yields on investments are computed using interest rates as of the balance sheet date and include amortization of loan discount points, original issue discount and market premium or discount, royalty interest income, net profits income and other similar investment income, weighted by their respective costs when averaged. We compute the yield on income from derivatives using estimated derivative income, net of expired options costs.

	Weighted Average Yields	Percentage of Portfolio
Senior secured term loans	11.53%	64.9%
Senior convertible notes	16.09%	2.7%
Senior corporate notes	5.82%	4.8%
Royalty interests	109.64%	1.1%
Limited term royalties	16.00%	2.8%
Net profits interest and other	13.45%	4.0%
Membership and partnership units	0.00%	16.5%
Participating preferred stock	0.00%	1.8%
Common stock	0.00%	1.4%
Total Portfolio	10.42%	100.0%

Results of Operations

The following sections compare our results of operations for the year ended December 31, 2010 compared to 2009 and for the year ended December 31, 2009 compared to 2008.

Investment Income

During 2010, our total investment income was $23.6 million, which represents a $0.9 million or 3.8% decrease from 2009. The decrease resulted primarily from lower portfolio loan balances due to repayments and settlements late in 2009. Also, commodity derivative income decreased due to the expiration of our option contracts in January 2010, offset by increases in royalty income, advisory fees and forfeited commitment fees.

Our total targeted portfolio balance, on a cost basis, decreased from $253.7 million on December 31, 2009 to $238.5 million on December 31, 2010. The balance of non-accruing and non-income producing investments decreased from approximately $102.4 million to approximately $65.4 million during the same period, also on a cost basis. Two investments totaling $23.8 million on a cost basis (Alden Resources, LLC, or Alden, Tranche B, $19.5 million; and Chroma Exploration & Production, Inc., or Chroma, $4.3 million) are currently on non-accrual status. Investments totaling $41.6 million on a cost basis are non-income producing and include equity investments in TierraMar Energy LP, or TierraMar, preferred units, DeanLake Operator, LLC, or DeanLake, preferred units, Resaca Exploitation, Inc., or Resaca, common stock, Alden Class E units and warrants and units associated with our investment in BioEnergy Holding, LLC, or BioEnergy. The overall lower income producing balances resulted in a $2.5 million decrease in portfolio interest income offset by an increase of $1.6 million in other income from fees and overriding royalty interests. Although LIBOR rates remained low in 2010, as in 2009, they had minimal effect on our targeted investment income because of LIBOR floors established for new clients and certain other existing clients during 2010 and 2009. Reserves against investment income for the year ended December 31, 2010 totaled approximately $3.4 million compared to $0.8 million for the year ended December 31, 2009. The weighted average yield on targeted portfolio investments, exclusive of capital gains or losses, was 10.42% at December 31, 2010.

During 2009, our total investment income was $24.5 million, which represents a $13.0 million, or 35% decrease from $37.5 million in 2008. The decrease resulted primarily from lower portfolio loan balances, a higher portion of the loan portfolio on non-accrual or non-income producing status, lower royalty income net of amortization, and lower interest income from investments in U.S. Treasury Bills, offset by increases in commodity derivative income. Our total targeted portfolio balance, on a cost basis, decreased from $306.0 million on December 31, 2008 to $253.7 million on December 31, 2009, and the balance of non-accruing and non-income producing investments increased from approximately $80.4 million to approximately $104.9 million during the same period, also on a cost basis. Three investments totaling $62.6 million on a cost basis (Formidable, $38.8 million; Alden Tranche B, $19.5 million; and Chroma, $4.3 million) were on non-accrual status as of December 31, 2009. Investments totaling $42.3 million on a cost basis are non-income producing and include equity investments in TierraMar preferred units, DeanLake preferred units, Resaca common stock, Alden Class E units and warrants and units associated with our investment in BioEnergy. Although LIBOR rates remained low in 2009, as in 2008, they had minimal effect on our targeted investment income because of LIBOR floors established for new clients and certain other existing clients during 2008 and 2009. Reserves against investment income for the year ended December 31, 2009 totaled approximately $0.8 million compared to $3.5 million for the year ended December 31, 2008.

The weighted average yield on targeted portfolio investments, exclusive of capital gains or losses, was 5.40% at December 31, 2009.

The weighted average yield on targeted portfolio investments was 9.0% at December 31, 2008.

Operating Expenses

The table below summarizes the components of our operating expenses:

	For the years ended			Changes
Operating Expenses (In Millions)	12/31/2010	12/31/2009	12/31/2008	2010 vs. 2009	2009 vs. 2008
Investment advisory, management & incentive fees	$5.5	$6.4	$7.6	$(0.9)	$(1.2)
Insurance expenses, professional fees, directors fees & other G&A*	5.3	5.3	4.6	—	0.7
Interest & credit facility fees	1.3	2.9	6.6	(1.6)	(3.7)
Total operating expenses	$12.1	$14.6	$18.8	$(2.5)	$(4.2)

*	Other G&A includes allocated share of employee, facilities & shareholder services costs and marketing

Compared to 2009, the decrease in 2010 operating expenses was largely the result of decreased investment advisory and management fees due to lower average total assets and lower interest expense resulting from lower levels of borrowings as we did not renew our Treasury Credit Facility in August 2009.

Compared to 2008, the decrease in 2009 operating expenses was largely the result of decreased investment advisory and management fees due to lower average total assets, increased professional fees and general and administrative expenses offset by decreased interest expense resulting from lower levels of borrowings under the Credit Facilities.

Net Investment Income

For the year ended December 31, 2010 net investment income before income taxes was $11.5 million compared to $9.9 million for 2009. The 15.9%, or $1.6 million, increase was primarily due to decreased interest expense, as we did not renew our Treasury Credit Facility in August 2009. An income tax provision of $0.3 million in 2010 resulted in $11.2 million after tax net investment income, a 13.6% increase compared to $9.9 million after tax net investment income in 2009.

For the year ended December 31, 2009 net investment income before income taxes was $9.9 million compared to $18.6 million for 2008. The 46.8% decrease was primarily due to decreased investment income resulting from lower overall portfolio loan balances and higher balances of non-accruing and non-income producing investments, partially offset by decreased operating expenses. An income tax provision of $0.02 million in 2009 resulted in $9.9 million after tax net investment income, a 45.8% decrease compared to $18.3 million after tax net investment income in 2008.

Net Realized Gains and Losses

For the year ended December 31, 2010, we realized net capital losses before income taxes of $33.3 million on the sale of our investment in Formidable.

For the year ended December 31, 2009, we realized net capital losses before income taxes of $14.3 million, consisting of a $14.8 million loss from the write-off of our investment in Nighthawk and a $0.5 million loss resulting from expenses related to our investment in Rubicon Energy Partners, LLC, or Rubicon. Gains of $0.4 million on the exercise of our BSR Loco Bayou, LLC warrants, $0.3 million on the sale of our Venoco, Inc., bonds and $0.3 million on the sale of our overriding royalty interests associated with our investment in Crossroads Energy, LP partially offset these losses.

For the year ended December 31, 2008, we realized net capital gains before income taxes of $19.3 million, consisting of a $6.0 million gain from the sale of overriding royalty interests and common stock associated with our Resaca investment and from a $13.3 million gain from the sale of the underlying assets associated with our investment in Rubicon units. Because one of our taxable consolidated subsidiaries held our investment in Rubicon units, we accrued a $4.5 million estimated tax provision associated with the gain on the sale of those underlying Rubicon assets, resulting in realized net capital gains after income taxes of $14.7 million.

Unrealized Appreciation or Depreciation on Investments

The table below summarizes the components of our unrealized appreciation or depreciation on investments before income taxes for the years ended December 31, 2010, 2009 and 2008:

Unrealized appreciation/(depreciation) (in millions)	For the years ended			Changes
	12/31/2010	12/31/2009	12/31/2008	2010 vs. 2009	2009 vs. 2008
Investments in targeted portfolio	$31.2	$1.8	$(59.0)	$29.4	$60.8
Investments in commodity derivative instruments	—	(7.4)	7.4	7.4	(14.8)
Total unrealized appreciation/(depreciation)	$31.2	$(5.6)	$(51.6)	$36.8	$46.0

For the year ended December 31, 2010, net unrealized appreciation before income taxes was $31.2 million, compared to net unrealized depreciation of $5.6 million for the year ended December 31, 2009, for a net increase of $36.8 million. The primary driver for the net unrealized appreciation was the reversal of $37.5 million of previously recorded unrealized depreciation on investments exited during 2009 and 2010. Investments exited during 2009 and 2010 and their associated net change in unrealized appreciation (depreciation) were: Formidable, $52.1 million; Venoco, Inc., ($6.2 million); Nighthawk Transport I, LP, or Nighthawk, ($4.5 million); Rubicon, $0.8 million; and ATP Oil & Gas Corporation, ($4.7 million). Net reductions in the fair market value of our remaining investments totaled $8.1 million and in 2009 we recorded $7.4 million of unrealized appreciation of commodity derivative instruments that expired in January 2010.

For the year ended December 31, 2009, net unrealized depreciation before income taxes was $5.6 million, compared to net unrealized depreciation of $51.6 million for the year ended December 31, 2008. The $46.0 million decrease in unrealized depreciation from 2008 was attributable to unrealized depreciation on our portfolio securities of $60.8 million less than in 2008, and unrealized depreciation of commodity derivative instruments of $14.8 million.

Net Increase and Decrease in Stockholders’ Equity from Operations

For the year ended December 31, 2010, we recorded a net increase in stockholders’ equity (net assets) resulting from operations of $10.5 million, or an increase of $0.49 per share, compared to a net decrease in stockholders’ equity (net assets) of $8.8 million, or a decrease of $0.41 per share for the year ended December 31, 2009.

For the year ended December 31, 2009, we had a net decrease in stockholders’ equity (net assets) resulting from operations of $8.8 million, or a decrease of $0.41 per share, compared to a net decrease in stockholders’ equity (net assets) of $13.4 million, or a decrease of $0.62 per share for the year ended December 31, 2008.

Financial Condition, Liquidity and Capital Resources

During the twelve months ended December 31, 2010, we generated cash from operations, including interest earned on our portfolio securities and on cash and cash equivalents. We received cash repayments and realizations of $75.7 million during 2010. At December 31, 2010, we had cash and cash equivalents of $68.5 million. The amount outstanding on our Investment Facility at December 31, 2010 was $50.0 million and an additional $14.8 million was available. We repaid the entire $50.0 million balance in January 2011 using available cash. We expect to use draws on our Investment Facility to fund new investments and to increase the size of our portfolio.

Our investments in portfolio securities at December 31, 2010 totaled $242.6 million and consisted of twenty portfolio companies. During 2010, on a cash basis, we funded investments of $64.2 million including $57.8 million in new portfolio companies. We have commitments to fund an additional $8.7 million on total committed amounts of $252.8 million. We expect to fund our investments in 2011 from income earned on our portfolio and temporary investments and from borrowings under our Credit Facility (see description under “Credit Facilities and Borrowings” below). In the future, we may also fund a portion of our investments with issuances of equity or senior debt securities. We may also securitize a portion of our investments in mezzanine or senior secured loans or other assets. We expect our primary use of funds to be investments in portfolio companies, cash distributions to holders of our common stock and payment of fees and other operating expenses.

Equity Offerings

The table below summarizes the total shares issued and proceeds we received, net of underwriting and offering costs, for the year ended December 31, 2008 (in millions, except per share amounts). We did not make any public offering of shares of our common stock in 2010 or 2009.

	Shares Issued	Offering Price per Share	Proceeds Net of Underwriting and Offering Costs
April 2008 public offering	4.1	$16.00	$61.3
Total for the year ended December 31, 2008	4.1		$61.3

We used the proceeds from our public offering in 2008 to repay outstanding indebtedness.

As of December 31, 2010, our stock price was $9.20 and our total market capitalization $199.0 million, compared to $8.13 and $175.8 million as of December 31, 2009.

Commodity Derivative Instruments

We use commodity derivative instruments to manage our exposure to commodity price fluctuations. We do not designate these instruments as hedging instruments for financial accounting purposes, and, as a result, we recognize the change in the instruments’ fair value currently on the Consolidated Statement of Operations as net increase (decrease) in unrealized appreciation (depreciation) on portfolio securities and commodity derivative instruments.

We acquired a limited term royalty interest from ATP and the royalty payments associated with this investment are subject to fluctuations in natural gas and oil prices. To manage this risk, we purchased oil and natural gas put options on approximately 93% of our royalty interest. These transactions limited our exposure to declines in oil and natural gas prices. See “Note 14: Commodity Derivative Instruments” in the accompanying notes to the consolidated financial statements for further description of our put options. All of our commodity derivative instruments were expired as of January 31, 2010.

Contractual Obligations and Off-Balance Sheet Arrangements

The following table summarizes our contractual payment obligations at December 31, 2010:

Contractual Obligations	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
December 31, 2010:
Long-term debt obligations – revolving credit facilities(1)	$50,000,000	$—	$50,000,000	$—	$—
Total	$50,000,000	$—	$50,000,000	$—	$—

(1)	Excludes accrued interest amounts. We repaid the $50,000,000 balance in January 2011.

We have certain unused commitments to extend credit to our portfolio companies. Generally, these commitments have fixed expiration dates and we do not expect to fund the entire amounts before they expire, therefore these commitment amounts do not necessarily represent future cash requirements.

In February 2010, we arranged for a letter of credit issued under the Investment Facility with respect to our investment in Alden. As of December 31, 2010, the letter of credit balance was $2.7 million but was not drawn. There have been no draws on the letter of credit and we consider the risk of any future draws to be remote.

We do not report the unused portions of these commitments on our Consolidated Balance Sheets. The following table shows our unused credit commitments and letter of credit as of December 31, 2010 and 2009:

	As of December 31,
	2010	2009
Unused credit commitments	$8,682,153	$5,438,405
Letter of credit	2,676,200	—

Credit Facilities and Borrowings

Under the terms of our Amended and Restated Revolving Credit Agreement, or Investment Facility, the lenders have agreed to extend revolving credit to us in an amount not to exceed $67.5 million. We may increase the credit available to an amount not to exceed $175.0 million by obtaining additional commitments from existing lenders or new lenders. The total amount committed was $67.5 million and $50.0 million was outstanding under the Investment Facility as of December 31, 2010. By comparison, the total amount committed as of December 31, 2009 was $67.5 million and $67.5 million was outstanding under the Investment Facility. The Investment Facility matures on August 31, 2012, and bears interest, at our option, at either (i) LIBOR plus 425 to 575 basis points, or (ii) the base rate plus 325 to 475 basis points, both based on our amounts outstanding. We intend to use the proceeds from the Investment Facility to supplement our equity capital to make portfolio investments. As of December 31, 2010, the interest rate was 7.0% on $50.0 million (Prime plus 375 basis points). We repaid the entire $50.0 million balance in January 2011.

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

Throughout 2010, we complied with all of our covenants and did not have any acts of default under the Investment Facility.

In January 2011, we repaid the entire $50.0 million balance. In February 2010, we had a letter of credit in the amount of $2.7 million issued under the Investment Facility with respect to our investment in Alden. As of December 31, 2010, the letter of credit balance was $2.7 million but was not drawn. From time to time, certain of the lenders may provide us with customary commercial and investment banking services.

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

We have established a dividend reinvestment plan that provides for reinvestment of our dividends and distributions on behalf of our stockholders, unless a stockholder elects to receive cash as provided below. As a result, if our Board of Directors authorizes, and we declare, a cash dividend, then our plan agent automatically reinvests a stockholder’s cash dividend in additional shares of our common stock unless the stockholder, or his or her broker, specifically “opts out” of the dividend reinvestment plan and elects to receive cash dividends.

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

We intend, when permitted by the plan, to primarily use newly issued shares to implement the plan. However, we reserve the right to purchase shares in the open market in connection with our implementation of the plan. The number of newly issued shares to be issued to a stockholder is determined by dividing the total dollar amount of the dividend payable to such stockholder by the average market price per share of our common stock at the close of regular trading on the exchange or market on which our shares of common stock are listed for the five trading days preceding the valuation date for such dividend. We can not calculate the number of shares of our common stock to be outstanding after giving effect to payment of the dividend until the value per share at which additional shares will be issued has been determined and elections of our stockholders have been tabulated.

We may not use newly issued shares to pay a dividend if the market price of our shares is less than our net asset value per share. In such event, the cash dividend will be paid to the plan administrator who will purchase shares in the open market for credit to the accounts of plan participants unless the average of the closing sales prices for the shares for the five days immediately preceding the payment date exceeds 110% of the most recently reported net asset value per share. The allocation of shares to the participants’ plan accounts will be based on the average cost of the shares so purchased, including brokerage commissions. The plan administrator will reinvest all dividends and distributions as soon as practicable, but no later than the next ex-dividend date, except to the extent necessary to comply with applicable provisions of the federal securities laws. The plan will not pay interest on any uninvested cash payment.

There will be no brokerage charges or other charges to stockholders who participate in the plan. We will pay the plan administrator’s fees.

We may terminate the plan upon notice in writing mailed to each participant at least 30 days prior to any record date for the payment of any dividend by us. When a plan participant withdraws from the plan or when the plan is terminated, the participant will receive a cash payment for any fractional shares of our common stock based on the market price on the date of withdrawal or termination. You should direct all correspondence concerning the plan to the plan administrator by mail at American Stock Transfer & Trust Company, 59 Maiden Lane, New York, NY 10038.

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

As of December 31, 2010, holders of 2,768,595 shares, or approximately 12.8% of outstanding shares, were participants in our dividend reinvestment plan.

During 2010, we declared dividends totaling $0.69 per share on our common stock for our stockholders.

Portfolio Credit Quality

Virtually all of our portfolio investments are in negotiated, and often illiquid, securities of energy companies. We maintain a system to evaluate the credit quality of these investments. While incorporating quantitative analysis, this system is a qualitative assessment. This system is intended to reflect the overall, long-term performance of a portfolio company’s business, the collateral coverage of an investment, and other relevant factors. Of the twenty-seven rated investments in twenty portfolio companies, including our corporate notes, compared to the quarter ended September 30, 2010, none improved in rating, one declined in rating, twenty-two retained the same rating and four investments were added during the fourth quarter of 2010. As of December 31, 2010, we carried fourteen investments totaling approximately $139.1 million, or approximately 58.3% of the $238.5 million in targeted investments, on a cost basis, on our watch list due to deterioration in asset coverage, slower than expected development of the assets supporting the investments, or the downturn in general economic and energy market conditions. As of December 31, 2009, we carried thirteen investments totaling approximately $131.9 million, or approximately 54.5% of the $242.2 million in targeted investments and commodity derivative instruments, on a cost basis, on our watch list. Overall, the combined increase of one investment and $7.2 million of investments, on a cost basis, was due to an increase of $1.6 million in investments that remain on the watch list, the addition of three investments to the watch list and we removed two investments due to the sale of our Formidable investment on October 4, 2010.

For the fourth quarter of 2010, the combined $30.5 million increase in unrealized appreciation of our portfolio securities and commodity derivative instruments was largely due to the reversal of $33.7 million in unrealized depreciation recognized in prior quarters upon exit of our investment in Formidable on October 4, 2010. This increase was offset by changes in the estimated market values of underlying assets totaling $3.5 million, consisting primarily of decreases in the fair values of TierraMar preferred units of $4.3 million and DeanLake units of $4.1 million and an increase in the fair value of our Alden overriding royalty interest of $4.9 million.

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

Credit risk is the principal market risk associated with our business. Credit risk originates from the fact that some of our portfolio companies may become unable or unwilling to fulfill their contractual payment obligations to us and may eventually default on those obligations. These contractual payment obligations arise under the debt securities and other investments that we hold. They include payment of interest, principal, dividends, royalties, fees and payments under guarantees and similar instruments. Our Manager endeavors to mitigate and manage credit risk through the analysis, structure, and requirements of our investments. Prior to making an investment, our Manager evaluates it under a variety of scenarios to understand its sensitivity to changes in critical variables and assumptions and to assess its potential credit risk. The structures for our investments are designed to mitigate credit risk. For example, since the underlying assets of our portfolio companies’ debt investments are often security for some of our investments, our Manager may require that our portfolio companies enter into commodity price hedges on a portion of their production to minimize the sensitivity of their projected cash flows to declines in commodity prices; and, in many instances, there is capital junior to ours in the capital structure of our portfolio companies. Our investments generally require routine reporting, periodic appraisal of asset values, and covenant requirements designed to minimize and detect developing credit risk.

We concentrate our investments in the securities of companies that operate in the energy industry. This industry is replete with risks that may affect individual companies or may systemically affect our entire investment portfolio. The revenues, income (or losses), cash flow available for debt service or distribution, and valuations of energy companies can be significantly impacted by any one or more of the following factors: commodity pricing risk, operational risk, weather risk, depletion and exploration risk, production risk, demand risk, competition risk, valuation risk, financing risk, and regulatory risk. Elaboration of these risks is provided in “Risk Factors.” Through our credit risk management process, we endeavor to mitigate and manage these risks as they relate to individual portfolio companies and, by extension, to our entire portfolio of investments. However, we cannot be assured that our Manager’s efforts to mitigate and manage credit risk and the risks associated with the energy industry will successfully insulate us from any and all losses, either at the level of individual portfolio companies or, more broadly, for our entire investment portfolio.

We primarily invest in illiquid debt and other securities of private companies. In some cases these investments include additional equity components. Our investments generally have no established trading market or are generally subject to restrictions on resale. The illiquidity of our investments may adversely affect our ability to dispose of debt and equity securities at times when it may be otherwise advantageous for us to liquidate such investments (for example, for management of the various diversification requirements we are subject to as a business development company and as a RIC, or for management of credit risk). The proceeds realized from such liquidation would likely be significantly less than the long-term value of the liquidated investments.

We anticipate that we will use a combination of long-term and short-term borrowings to supplement our equity capital to finance our investing activities. We expect to use our revolving line of credit as a means to bridge to long-term financing. These borrowings will rank senior in our capital structure to interests of our stockholders and, thus, will have a senior claim on earnings and cash flows generated by our investment portfolio. To the extent that we are able to invest the borrowed money at rates in excess of the cost of that money, we will generate greater returns on our equity capital than would have been the case without the borrowed money. However, if we have losses in our investment portfolio, we must first service or repay the borrowings. This would potentially subject our stockholders to the risk of greater loss than would have been the case without the borrowed money. Elaboration of the risks associated with the issue of senior securities is provided in “Risk Factors.”

Another facet of utilizing borrowed money to make investments is that our net investment income will be dependent upon the difference, or spread, between the rate at which we borrow funds and the rate at which we invest those funds. For example, a hypothetical 1% increase in the interest rate under our Investment Facility, when fully drawn, would result in a $675,000 increase in our interest expense. We generally mitigate the risk of asymmetric movements in the cost of borrowing versus investment return by following a practice of funding floating rate investments with equity capital or floating rate debt. As of December 31, 2010, approximately 36% of the investments in our portfolio were at fixed rates, while approximately 64% were at variable rates. In addition, we may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act.

We acquired a limited term royalty interest from ATP Oil & Gas Corporation on June 4, 2008. We purchased a series of oil and gas put options at various price levels covering periods from 12 – 24 months to protect a portion of our royalty payments from declines in prices. Earnings on these put options partially offset lower levels of royalty payments when prices declined below the minimum prices set by the put options. By January 31, 2010 all of our commodity derivative instruments had expired.

In July 2008, we converted our Senior Subordinated Secured Convertible Term Loan with Resaca into shares of common stock of Resaca and we continue to hold approximately 1.3 million shares of Resaca common stock or approximately 6.8% of Resaca’s issued and outstanding common shares. Resaca’s common stock is traded on the Alternative Investment Market of the London Stock Exchange. On April 1, 2010 the trading currency of Resaca’s common stock changed from GBP to USD and as such, their stock value is no longer affected by fluctuations in exchange rates.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of NGP Capital Resources Company

In our opinion, the accompanying consolidated balance sheets, including the consolidated schedules of investments, and the related consolidated statements of operations, of changes in stockholders’ equity (net assets) and of cash flows present fairly, in all material respects, the financial position of NGP Capital Resources Company and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index under item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control —  Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Houston, Texas
March 11, 2011

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED BALANCE SHEETS

	December 31, 2010	December 31, 2009
Assets
Investments in portfolio securities at fair value Control investments – majority owned (cost: $89,502,910 and $118,590,412, respectively)	$70,973,316	$72,449,620
Affiliate investments (cost: $34,146,328 and $30,727,367, respectively)	33,064,028	31,578,945
Non-affiliate investments (cost: $114,852,057 and $104,372,211, respectively)	112,025,645	96,027,578
Investments in commodity derivative instruments at fair value (cost: $0 and $30,100, respectively)	—	49,000
Total investments	216,062,989	200,105,143
Cash and cash equivalents	68,456,908	108,288,217
Accounts receivable and other current assets	3,095,882	2,115,663
Interest receivable	2,236,122	1,241,609
Prepaid assets	1,736,732	2,201,468
Deferred tax assets	—	2,979,209
Total current assets	75,525,644	116,826,166
Total assets	$291,588,633	$316,931,309
Liabilities and stockholders’ equity (net assets)
Current liabilities
Accounts payable and accrued expenses	$525,111	$1,098,414
Management and incentive fees payable	1,376,032	1,415,866
Dividends payable	3,893,076	3,676,794
Income taxes payable	50,350	62,321
Total current liabilities	5,844,569	6,253,395
Deferred tax liabilities	18,136	3,002,366
Long-term debt	50,000,000	67,500,000
Total liabilities	55,862,705	76,755,761
Commitments and contingencies (Note 8)
Stockholders’ equity (net assets)
Common stock, $.001 par value, 250,000,000 shares authorized; 21,628,202 shares issued and outstanding	21,628	21,628
Paid-in capital in excess of par	293,789,803	295,174,063
Undistributed net investment income (loss)	(7,845,925)	(4,944,530)
Undistributed net realized capital gain (loss)	(32,778,782)	—
Net unrealized appreciation (depreciation) of portfolio securities and commodity derivative instruments	(17,460,796)	(50,075,613)
Total stockholders’ equity (net assets)	235,725,928	240,175,548
Total liabilities and stockholders’ equity (net assets)	$291,588,633	$316,931,309
Net asset value per share	$10.90	$11.10

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Investment income
Interest and dividend income:
Control investments – majority owned	$4,179,620	$1,974,727	$310,730
Affiliate investments	3,674,252	4,785,915	3,590,401
Non-affiliate investments	13,153,253	16,756,945	26,536,906
Royalty income (loss), net of amortization:
Control investments – majority owned	1,791,682	1,246,484	353,676
Non-affiliate investments	(844,979)	(6,465,901)	4,158,911
Commodity derivative income, net of expired options	16,079	5,999,932	2,315,484
Other income	1,615,151	221,765	194,808
Total investment income	23,585,058	24,519,867	37,460,916
Operating expenses
Management and incentive fees	5,547,984	6,437,648	7,599,298
Professional fees	878,423	950,306	789,831
Insurance expense	740,822	791,288	794,910
Interest expense and fees	1,260,452	2,860,280	6,636,236
State and excise taxes	831	—	148,003
Other general and administrative expenses	3,662,350	3,560,699	2,846,102
Total operating expenses	12,090,862	14,600,221	18,814,380
Net investment income before income taxes	11,494,196	9,919,646	18,646,536
Provision for income taxes	(252,066)	(19,347)	(390,195)
Net investment income	11,242,130	9,900,299	18,256,341
Net realized capital gain (loss) on investments
Net realized capital gain (loss) on portfolio securities:
Control investments – majority owned	(33,298,027)	(487,666)	13,286,596
Non-affiliate investments	22,655	(13,841,281)	5,964,494
Benefit (provision) for taxes on capital gain (loss)	(107,736)	110,493	(4,517,443)
Total net realized capital gain (loss) on investments	(33,383,108)	(14,218,454)	14,733,647
Net unrealized gain (loss) on investments
Net increase (decrease) in unrealized appreciation (depreciation) on portfolio securities and commodity derivative instruments:
Control investments – majority owned	27,611,198	(24,270,852)	(14,182,914)
Affiliate investments	(1,933,878)	2,993,146	(2,881,927)
Non-affiliate investments	5,499,321	15,663,528	(34,540,948)
Benefit for taxes on unrealized gain (loss)	1,438,176	1,113,329	5,196,929
Total net unrealized gain (loss) on investments	32,614,817	(4,500,849)	(46,408,860)
Net increase (decrease) in stockholders’ equity (net assets) resulting from operations	$10,473,839	$(8,819,004)	$(13,418,872)
Net increase (decrease) in stockholders’ equity (net assets) resulting from operations per common share	$0.49	$(0.41)	$(0.62)

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (NET ASSETS)

	Common Stock		Paid-in Capital in Excess of Par	Undistributed Net Investment Income (Loss)	Undistributed Net Realized Capital Gain (Loss)	Net Unrealized Appreciation (Depreciation) of Portfolio Securities and Commodity Derivative Instruments	Total Stockholders’ Equity (Net Assets)
	Shares	Amount
Balance at December 31, 2007	17,500,332	$17,500	$245,684,499	$20,714	$859,133	$834,096	$247,415,942
Net increase (decrease) in stockholders’ equity (net assets) resulting from operations	—	—	1,957,874	23,714,040	7,318,074	(46,408,860)	(13,418,872)
Issuance of common stock from public offering (net of underwriting costs)	4,086,388	4,086	62,109,012	—	—	—	62,113,098
Offering costs	—	—	(780,628)	—	—	—	(780,628)
Dividends declared	—	—	—	(27,031,362)	(6,138,895)	—	(33,170,257)
Issuance of common stock under dividend reinvestment plan	41,482	42	677,276	—	—	—	677,318
Balance at December 31, 2008	21,628,202	$21,628	$309,648,033	$(3,296,608)	$2,038,312	$(45,574,764)	$262,836,601
Net increase (decrease) in stockholders’ equity (net assets) resulting from operations	—	—	(7,429,541)	2,152,980	958,406	(4,500,849)	(8,819,004)
Dividends declared	—	—	—	(3,800,902)	(2,996,718)	—	(6,797,620)
Return of capital	—	—	(7,044,429)	—	—	—	(7,044,429)
Balance at December 31, 2009	21,628,202	$21,628	$295,174,063	$(4,944,530)	$—	$(50,075,613)	$240,175,548
Net increase (decrease) in stockholders’ equity (net assets) resulting from operations	—	—	(1,384,260)	12,022,064	(32,778,782)	32,614,817	10,473,839
Dividends declared	—	—	—	(14,923,459)	—	—	(14,923,459)
Balance at December 31, 2010	21,628,202	$21,628	$293,789,803	$(7,845,925)	$(32,778,782)	$(17,460,796)	$235,725,928

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Cash flows from operating activities
Net increase (decrease) in stockholders’ equity (net assets) resulting from operations	$10,473,839	$(8,819,004)	$(13,418,872)
Adjustments to reconcile net increase (decrease) in stockholders’ equity (net assets) resulting from operations to net cash (used in) provided by operating activities
Payment-in-kind interest	(4,547,397)	(4,118,174)	(2,335,374)
Net amortization of premiums, discounts and fees	8,275,584	13,312,850	7,105,321
Net realized capital loss on portfolio securities and commodity derivative instruments before taxes	—	14,799,688	—
Change in unrealized (appreciation) depreciation on portfolio securities and commodity derivative instruments before taxes	(31,176,641)	5,614,178	51,605,789
Current portion of deferred income taxes	2,979,209	(1,125,597)	(4,624,536)
Non-current deferred income taxes	(2,984,230)	1,770,537	1,115,608
Effects of changes in operating assets and liabilities
Accounts receivable and other current assets	(980,219)	(1,882,114)	(172,230)
Interest receivable	(994,513)	1,168,751	(1,762,521)
Prepaid assets	464,736	(302,563)	121,750
Accounts payable and accrued expenses	(613,137)	(14,860)	(431,728)
Income taxes payable	(11,971)	(3,466,987)	3,529,308
Purchase of investments in portfolio securities and commodity derivative instruments	(64,167,902)	(49,780,106)	(96,348,703)
Redemption of investments in portfolio securities and commodity derivative instruments	75,658,510	78,858,861	74,364,600
Net sale of investments in U.S. Treasury Bills	—	—	163,925,625
Net cash (used in) provided by operating activities	(7,624,132)	46,015,460	182,674,037
Cash flows from financing activities
Proceeds from the issuance of common stock, net of underwriting costs	—	—	62,113,098
Borrowings under revolving credit facility	224,905,200	139,500,000	196,000,000
Repayments on revolving credit facility	(242,405,200)	(192,000,000)	(292,000,000)
Offering costs from the issuance of common stock	—	—	(780,628)
Dividends paid	(14,707,177)	(11,988,389)	(32,638,047)
Return of capital	—	(7,044,429)	—
Net cash used in financing activities	(32,207,177)	(71,532,818)	(67,305,577)
Net increase (decrease) in cash and cash equivalents	(39,831,309)	(25,517,358)	115,368,460
Cash and cash equivalents, beginning of period	108,288,217	133,805,575	18,437,115
Cash and cash equivalents, end of period	$68,456,908	$108,288,217	$133,805,575
Supplemental disclosure
Cash paid for interest	$411,586	$1,509,552	$5,890,111
Cash paid for taxes	$11,031	$3,288,993	$185,624
Non-cash financing activities
Issuance of common stock in conjunction with dividend reinvestment plan	$—	$—	$677,318

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2010

Portfolio Company	Energy Industry Segment	Investment(1)(2)(4)	Principal	Cost	Fair Value(3)
TARGETED INVESTMENTS
Control Investments – Majority Owned (50% or more owned)
Alden Resources, LLC(17)	Coal Production	Senior Secured Multiple-Advance Term Loan – Tranche A (The greater of 12.00% or LIBOR + 9.00% cash, due 1/05/2013)(18)	$16,497,033	$15,106,754	$15,006,754
		Senior Secured Multiple-Advance Term Loan – Tranche B (The greater of 12.00% or LIBOR + 9.00% cash, 15.00% or LIBOR +12.00% PIK, due 1/05/2013)(6)	24,330,226	19,519,841	19,519,841
		Senior Secured Multiple-Advance Term Loan – Revolver (The greater of 12.00% or LIBOR + 9.00% cash, 15.00% or LIBOR +12.00% PIK, due 1/05/2013)(18)	3,000,000	3,000,000	3,000,000
		5.8 million Class E Units – entitled to 100% of distributions of Alden Resources until payout, 80% after payout(5)		5,800,000	5,800,000
		Royalty Interest		2,486,020	10,300,000
BSR Holdings, LLC(15)(17)	Oil & Natural Gas Production and Development	100% of membership interests of BSR Holdings, LLC.		—	—
DeanLake Operator, LLC(17)	Oil & Natural Gas Production and Development	Class A membership interests – entitled to 100% of distribution of DeanLake Operator, LLC until payout, 80% after payout(5)		14,050,255	3,500,000
		Overriding Royalty Interest		17,622	50,000
Gatliff Services, LLC(17)	Coal Processing	Senior Secured Multiple-Advance Term Loan (8.00% during construction, 12.00% after completion, due 9/30/2020)	11,696,721	11,696,721	11,696,721
		One Membership Unit – representing 100% ownership of Gatliff Services, LLC(5)		1,100,000	1,100,000
Rubicon Energy Partners, LLC(17)	Oil & Natural Gas Production and Development	4,000 LLC Units representing 50% ownership of the assets of Rubicon Energy Partners, LLC(5)		—	—
TierraMar Energy, LP(17)	Oil & Natural Gas Production and Development	212,637 Class A Preferred LP Units – entitled to 100% of distribution of TierraMar Energy LP until payout, 67% after payout(5)		16,710,788	900,000
		Overriding Royalty Interest		14,909	100,000
Subtotal Control Investments – Majority Owned (50% or more owned)				$89,502,910	$70,973,316

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2010
(continued)

Portfolio Company	Energy Industry Segment	Investment(1)(2)(4)	Principal	Cost	Fair Value(3)
TARGETED INVESTMENTS – Continued
Affiliate Investments – (5% to 25% owned)
BioEnergy Holding, LLC(17)	Alternative Fuels and Specialty Chemicals	Senior Secured Notes (15.00%, due 3/06/2015)	$15,485,039	$14,302,570	$14,302,570
		BioEnergy Holding Units – 11.1% of outstanding units of BioEnergy Holdings, LLC(5)		1,296,771	1,296,771
		Myriant Technologies Warrants(5)(10)		49,238	49,238
		Myriant Technologies Units – 1.9% of the outstanding units of Myriant Technologies, LLC(5)		418,755	418,755
Bionol Clearfield, LLC(8)(14)(17)	Alternative Fuels and Specialty Chemicals	Senior Secured Tranche C 2nd Lien Term Loan (LIBOR + 7.00% cash, LIBOR + 9.00% default, due 9/06/2016)(19)	4,950,000	4,950,000	4,950,000
Resaca Exploitation Inc.	Oil & Natural Gas Production and Development	Senior Secured Revolving Credit Facility (The greater of 8.0% or LIBOR + 5.50%, due 7/01/2012)(17)	10,000,000	9,893,740	9,893,740
		Common Stock (1,345,595 shares) – representing 6.84% of outstanding common stock of Resaca Exploitation Inc.(5)(11)(16)		3,235,254	2,152,954
Subtotal Affiliate Investments – (5% to 25% owned)				$34,146,328	$33,064,028
Non-affiliate Investments – (Less than 5% owned)
Anadarko Petroleum Corporation 2007-III Drilling Fund(17)	Oil & Natural Gas Production and Development	Multiple-Advance Net Profits Interest (Due 4/23/2032)	$9,532,723	$9,586,637	$9,886,635
ATP Oil & Gas Corporation(17)	Oil & Natural Gas Production and Development	Limited Term Royalty Interest (Dollar Denominated – 16.00% Return)		6,548,318	6,548,318
Black Pool EnergyPartners, LLC(17)	Oil & Natural Gas Production and Development	Senior Secured Multiple-Advance Term Loan (The greater of 15.00% or LIBOR + 11.00% cash, due 10/24/2011)	17,895,000	17,754,507	17,754,507
		Overriding Royalty Interest		9,750	100,000
		Warrants(5)(12)		10,000	10,000
Chroma Exploration & Production, Inc.(17)	Oil & Natural Gas Production and Development	10,930 Shares Series A Participating Convertible Preferred Stock(6)		2,221,710	100,000
		9,981 Shares Series AA Participating Convertible Preferred Stock(6)		2,089,870	650,000
		8.11 Shares Common Stock(5)		—	—
		Warrants(5)(7)		—	—
Crestwood Holdings, LLC(17)	Natural Gas Gathering and Processing	Senior Secured Term Loan (The greater of 10.50% or LIBOR + 8.50%, due 10/01/2016)	9,000,000	8,836,125	8,836,125
Greenleaf Investments, LLC(17)	Oil & Natural Gas Production and Development	Senior Secured Multiple-Advance Term Loan (The greater of 10.50% or LIBOR + 6.50%, due 4/30/2011)	8,587,076	8,543,239	8,543,239
		Overriding Royalty Interest		20,785	400,000

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2010
(continued)

Portfolio Company	Energy Industry Segment	Investment(1)(2)(4)	Principal	Cost	Fair Value(3)
TARGETED INVESTMENTS – Continued
Non-affiliate Investments – (Less than 5% owned) – Continued
GMX Resources, Inc.(16)	Oil & Natural Gas Production and Development	Senior Convertible Notes (5.00%, due 2/1/2013)	$7,925,000	$6,532,576	$6,676,813
Nighthawk Transport I, LP(17)	Energy Services	LP Units(5)(20)		—	—
		Warrants(5)(20)		—	—
Pallas Contour Mining, LLC(17)	Coal Mining	Senior Secured Multiple-Advance Term Loan (14.00%, due 10/14/2015)	14,411,290	14,459,867	14,459,867
Pioneer Natural Resources Co.(16)	Oil & Natural Gas Production and Development	Senior Notes, 7.2%, due 2028	10,000,000	11,489,439	10,450,100
Powder River Acquisitions, LLC(17)	Oil & Natural Gas Production and Development	Senior Secured Promissory Note (8.00%, due 9/30/2011)	3,000,000	3,000,000	3,000,000
Tammany Oil & Gas, LLC(17)	Oil & Natural Gas Production and Development	Senior Secured Multiple-Advance Term Loan (The greater of 13.0% or LIBOR + 8.00%, due 9/30/2012)	23,607,804	23,590,041	23,590,041
		Overriding Royalty Interest		139,193	1,000,000
		After Pay-Out Overriding Royalty Interest(5)(13)		10,000	10,000
		Warrants(5)(9)(13)		10,000	10,000
Subtotal Non-affiliate Investments – (Less than 5% owned)				$114,852,057	$112,025,645
TOTAL INVESTMENTS				$238,501,295	$216,062,989

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2010
(continued)

NOTES TO CONSOLIDATED SCHEDULE OF INVESTMENTS

(1)	All of our investments are collateral for obligations under our credit facility.
(2)	Percentages represent interest rates in effect at the end of the period and due dates represent the contractual maturity dates.
(3)	Our Board of Directors determines, in good faith, the fair value of our investments.
(4)	All investments are in entities with primary operations in the United States of America.
(5)	Non-income producing securities.
(6)	Non-accrual status.
(7)	Chroma warrants expire on April 5, 2012 and provide us the right to purchase 2,462 shares of common stock at a purchase price of $75.00 per share.
(8)	BioEnergy Holdings, LLC owns 100% of Bionol Clearfield, LLC.
(9)	Tammany Oil & Gas, LLC warrants expire five years after repayment of principal and interest and provide us the right to purchase approximately 20% of membership shares at the exercise price of approximately $17.61 per share.
(10)	Myriant Technologies, LLC warrants expire on August 15, 2015 and provide us the right to purchase 32,680 units, representing membership interests of Myriant Technologies, LLC, at the purchase price of $10.00 per unit.
(11)	Resaca stock trades on the Alternative Investment Market of the London Stock Exchange. On April 1, 2010, it began trading in U.S Dollars.
(12)	Black Pool warrants expire seven years after repayment of principal and interest and provide us the right to purchase approximately 25% of membership interest at the exercise price of $0.01 per unit.
(13)	Tammany Oil & Gas, LLC retains the right to repurchase the after pay-out ORRI and 10% warrants for $750,000 on or before March 31, 2011 or for $1,250,000 on or before September 30, 2011.
(14)	We issued a forbearance agreement to Bionol Clearfield, LLC on June 16, 2010 due to a default event.
(15)	Oil and gas assets owned by BSR Holdings, LLC were sold on October 13, 2010.
(16)	Investments are level 2 securities hierarchy.
(17)	Investments are level 3 securities hierarchy.
(18)	Alden Resources, LLC did not pay December 31, 2010 interest on its Tranche A Term Note or Working Capital Revolver until February 10, 2011.
(19)	Bionol Clearfield, LLC (Bionol) has not paid scheduled interest payments since March 10, 2010 due to a default event involving a Bionol customer, as per the terms of our credit agreement with Bionol. Bionol and the customer are currently in arbitration and we expect Bionol to prevail and pay all interest due.
(20)	Due to insufficient recoveries in the liquidation under Nighthawk’s voluntary petition under Chapter 7 of the United States Bankruptcy Code, we recognized a realized loss of our total remaining investment in Nighthawk notes in December 2009. We retain ownership in warrants and units in Nighthawk and have assigned no value to that interest.

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2009

Portfolio Company	Energy Industry Segment	Investment(1)(2)(4)	Principal	Cost	Fair Value(3)
TARGETED INVESTMENTS(17)
Control Investments – Majority Owned (50% or more owned)
Alden Resources, LLC	Coal Production	Senior Secured Multiple-Advance Term Loan – Tranche A (The greater of 12.00% or LIBOR + 9.00% cash, 15.00% or LIBOR + 12.00% PIK, due 1/05/2013)	$21,432,224	$19,499,779	$19,399,779
		Senior Secured Multiple-Advance Term Loan – Tranche B (The greater of 12.00% or LIBOR + 9.00% cash, 15.00% or LIBOR + 12.00% PIK, due 1/05/2013)(6)	20,917,680	19,519,841	19,519,841
		5.8 million Class E Units – entitled to 100% of distributions of Alden Resources until payout, 80% after payout(5)		5,800,000	5,800,000
		Royalty Interest		2,519,051	5,330,000
BSR Holdings, LLC(7)	Oil & Natural Gas Production and Development	100% of membership interests of BSR Holdings, LLC which holds 50% working interest in certain BSR Loco Bayou, LLC oil and gas properties(5)		300,000	300,000
		Overriding Royalty Interest		16,460	100,000
DeanLake Operator, LLC	Oil & Natural Gas Production and Development	Senior Secured Term Loan (10.00% cash, 12.00% PIK, payable quarterly, due 6/30/2011)	3,500,000	3,500,000	3,500,000
		Class A membership interests – entitled to 100% of distribution of DeanLake Operator, LLC until payout, 80% after payout(5)		10,400,255	6,500,000
		Overriding Royalty Interest		18,046	100,000
Formidable, LLC	Oil & Natural Gas Production and Development	Senior Secured Multiple-Advance Term Loan (LIBOR + 5.50% cash, LIBOR + 8.50% default, due 5/31/2008)(6)(11)	38,780,316	38,780,316	5,600,000
		Warrants(5)		500,000	—
		Formidable Holdings, LLC Units – 100% of pledged stock of Formidable, LLC(5)(11)		10,000	—
Rubicon Energy Partners, LLC	Oil & Natural Gas Production and Development	4,000 LLC Units representing 50% ownership of the assets of Rubicon Energy Partners, LLC(5)		—	—
TierraMar Energy LP	Oil & Natural Gas Production and Development	212,637 Class A Preferred LP Units – entitled to 100% of distribution of TierraMar Energy LP until payout, 67% after payout(5)		17,710,788	6,000,000
		Overriding Royalty Interest		15,876	300,000
Subtotal Control Investments – Majority Owned (50% or more owned)				$118,590,412	$72,449,620

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2009
(continued)

Portfolio Company	Energy Industry Segment	Investment(1)(2)(4)	Principal	Cost	Fair Value(3)
TARGETED INVESTMENTS(17) – Continued
Affiliate Investments – (5% to 25% owned)
BioEnergy Holding, LLC	Alternative Fuels and Specialty Chemicals	Senior Secured Notes (15.00%, due 3/06/2015)	$12,255,231	$10,862,125	$10,862,125
		BioEnergy International Warrants(5)(12)		34,766	34,766
		BioEnergy Holding Units – 11.5% of outstanding units of BioEnergy Holdings, LLC(5)		1,296,771	1,296,771
		Myriant Technologies Warrants(5)(13)		49,238	49,238
		Myriant Technologies Units – 1.9% of the outstanding units of Myriant Technologies, LLC(5)		418,755	418,755
Bionol Clearfield, LLC(9)	Alternative Fuels and Specialty Chemicals	Senior Secured Tranche C Construction Loan (LIBOR + 7.00%, due 9/06/2016)	5,000,000	5,000,000	5,000,000
Resaca Exploitation Inc.	Oil & Natural Gas Production and Development	Senior Secured Revolving Credit Facility (The greater of 8.0% or LIBOR + 5.50%, due 5/01/2012)	10,000,000	9,830,456	9,830,456
		Common Stock (6,651,098 shares) – representing 6.86% of outstanding common stock of Resaca Exploitation Inc.(5)(15)		3,235,256	4,086,834
Subtotal Affiliate Investments – (5% to 25% owned)				$30,727,367	$31,578,945
Non-affiliate Investments – (Less than 5% owned)
Anadarko Petroleum Corporation 2007-III Drilling Fund	Oil & Natural Gas Production and Development	Multiple-Advance Net Profits Interest (Due 4/23/2032)	$10,579,495	$10,662,801	$11,012,799

ATP Oil & Gas Corporation	Oil & Natural Gas Production and Development	Limited Term Royalty Interest (Volume Denominated – 400 MBBL Pay-off)		9,335,754	5,642,113
		Limited Term Royalty Interest (Dollar Denominated – 16.00% Return)		14,935,631	14,935,631
Black Pool Energy Partners, LLC	Oil & Natural Gas Production and Development	Senior Secured Multiple-Advance Term Loan (The greater of 12.00% or LIBOR + 8.00% cash, 14.00% or LIBOR + 10.00% PIK, due 10/24/2011)	18,300,000	18,013,814	18,013,814
		Overriding Royalty Interest		9,884	100,000
		Warrants(5)(16)		10,000	10,000
Chroma Exploration & Production, Inc.	Oil & Natural Gas Production and Development	10,302 Shares Series A Participating Convertible Preferred Stock(6)		2,221,710	—
		9,408 Shares Series AA Participating Convertible Preferred Stock(6)		2,089,870	500,000
		8.11 Shares Common Stock(5)		—	—
		Warrants(5)(8)		—	—
Greenleaf Investments, LLC	Oil & Natural Gas Production and Development	Senior Secured Multiple-Advance Term Loan (The greater of 10.50% or LIBOR + 6.50%, due 4/30/2011)	10,783,558	10,616,048	10,616,048
		Overriding Royalty Interest		31,028	400,000
Nighthawk Transport I, LP	Energy Services	Second Lien Term Loan B(10)	13,022,642	—	—
		LP Units(5)(10)		—	—
		Warrants(5)(10)		—	—
		Second Lien Delayed Draw Term Loan B(10)	1,457,656	—	—

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2009
(continued)

Portfolio Company	Energy Industry Segment	Investment(1)(2)(4)	Principal	Cost	Fair Value(3)
TARGETED INVESTMENTS(17) – Continued
Non-affiliate Investments – (Less than 5% owned) – Continued
Pioneer Natural Resources Co.	Oil & Natural Gas Production and Development	Senior Notes, 7.2%, due 2028	$10,000,000	$11,539,564	$9,062,200
Tammany Oil & Gas, LLC	Oil & Natural Gas Production and Development	Senior Secured Multiple-Advance Term Loan (The greater of 13.0% or LIBOR + 8.00%, due 3/21/2010)	24,782,804	24,734,973	24,734,973
		Overriding Royalty Interest		171,134	1,000,000
Subtotal Non-affiliate Investments – (Less than 5% owned)				$104,372,211	$96,027,578
Subtotal Targeted Investments (99.98% of total investments)				$253,689,990	$200,056,143
COMMODITY DERIVATIVE INSTRUMENTS(17)
Put Options(14)		Put Options with BP Corporation North America, Inc. to sell up to 32,750 Bbls of crude oil at a strike price of $85.00 per Bbl. 4 monthly contracts beginning on October 1, 2009 and expiring on January 31, 2010.		$30,100	$49,000
Subtotal Commodity Derivatives (0.02% of total investments)				$30,100	$49,000
TOTAL INVESTMENTS				$253,720,090	$200,105,143

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2009
(continued)

NOTES TO CONSOLIDATED SCHEDULE OF INVESTMENTS

(1)	All of our investments are collateral for obligations under our credit facility.
(2)	Percentages represent interest rates in effect at the end of the period and due dates represent the contractual maturity dates.
(3)	Our Board of Directors determines the fair value of our investments.
(4)	All investments are in entities with primary operations in the United States of America.
(5)	Non-income producing securities.
(6)	Non-accrual status.
(7)	BSR Loco Bayou repaid its term note in full on July 31, 2009. The Company retains ownership of ORRI and has exercised warrants in exchange for 50% working interest in certain BSR Loco Bayou properties that have been contributed to NGPC Asset Holdings II, LP in exchange for 100% of the outstanding units in BSR Holdings, LLC.
(8)	Chroma warrants expire on April 5, 2012 and provide us the right to purchase 2,462 shares of common stock at a purchase price of $75.00 per share.
(9)	BioEnergy Holdings, LLC owns 100% of Bionol Clearfield, LLC.
(10)	Due to insufficient recoveries in the liquidation under Nighthawk’s voluntary petition under Chapter 7 of the United States Bankruptcy Code, we recognized a realized loss of our total remaining investment in Nighthawk notes, warrants and units in December 2009.
(11)	Formidable, LLC senior note was accelerated and we foreclosed on the member units of Formidable, LLC on September 28, 2009.
(12)	BioEnergy International, LLC warrants expire on August 15, 2010 and provide us the right to purchase 140,687 units, representing membership interests of BioEnergy International, LLC, at the purchase price of $10.00 per unit.
(13)	Myriant Technologies, LLC warrants expire on August 15, 2015 and provide us the right to purchase 32,680 units, representing membership interests of Myriant Technologies, LLC, at the purchase price of $10.00 per unit.
(14)	Put Options are related to the limited term royalty interest purchased from ATP Oil & Gas Corporation.
(15)	Resaca stock is listed on the Alternative Investment Market of the London Stock Exchange, denominated in British pounds and its reported fair value at December 31, 2009 has been converted to U.S. dollars at the exchange rate effective on December 31, 2009.
(16)	Black Pool warrants expire seven years after repayment of principal and interest and provide us the right to purchase approximately 25% of membership interest at the exercise price of $0.01 per unit.
(17)	All investments in portfolio securities notes and commodity derivative instruments are level 3 securities hierarchy.

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

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

We consolidate the financial results of our direct wholly-owned subsidiaries for financial reporting purposes and we do not consolidate the financial results of our portfolio companies.

Our external manager, NGP Investment Advisor, LP, or our Manager, conducts our operations pursuant to an investment advisory agreement. NGP Energy Capital Management, L.L.C., or NGP, and NGP Administration, LLC, or our Administrator, own our Manager.

Note 2: Accounting Policies

These consolidated financial statements include the accounts of us and our subsidiaries. We eliminate all significant intercompany accounts and transactions in consolidation. We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the requirements for reporting on Form 10-K and Regulation S-X, as appropriate. Our consolidated financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of such consolidated financial statements. We do not consolidate portfolio company investments, including those in which we have a controlling interest.

Certain prior period amounts have been reclassified to conform with current period presentation.

NGP CAPITAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Note 2: Accounting Policies  – (continued)

The following is a summary of the significant accounting policies consistently applied in the preparation of our consolidated financial statements:

Use of Estimates

Preparing consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes to the consolidated financial statements. Although we believe our estimates and assumptions are reasonable, actual results could differ from these estimates.

Cash and Cash Equivalents

Cash and cash equivalents include short-term, liquid investments with an original maturity of three months or less in accounts such as demand deposit accounts, money market accounts, certain overnight investment sweep accounts and money market fund accounts. We record cash and cash equivalents at cost, which approximates fair value.

Prepaid Assets

Prepaid assets consist of premiums paid for directors’ and officers’ insurance and fidelity bonds with policy terms of one year, fees associated with the establishment of policy or credit facility and registration expenses related to our shelf registration statement filing. We amortize such premiums and fees monthly on a straight-line basis over the term of the policy or credit facility. We defer registration expenses, if any, and charge them as a reduction of capital upon the sale of shares.

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

Valuation of Investments

The 1940 Act requires the separate identification of investments according to the percentage ownership in a portfolio company’s outstanding voting securities. The percentages and categories are as follows:

•	Non-affiliate investments — we own less than 5% of a portfolio company’s outstanding voting securities
•	Affiliate investments — we own 5% or more but not more than 25% of a portfolio company’s outstanding voting securities
•	Control investments — we own more than 25% but less than 50% of a portfolio company’s outstanding voting securities
•	Control investments — majority owned — we own 50% or more of a portfolio company’s outstanding voting securities.

Fair value is the price that would be received by a seller of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value definition focuses on exit price in the principal, or most advantageous, market and prioritizes the use of observable market inputs over unobservable entity-specific inputs. We utilize both the market approach and the income approach in determining the fair value of our investments, incorporating a variety of factors. On a quarterly basis, the investment team of our Manager prepares valuations for all of the assets in our portfolio and presents them to our valuation committee. The valuation committee recommends their valuations to the Board of Directors, which in good faith determines the final investment valuations. We record investments in securities for which

NGP CAPITAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Note 2: Accounting Policies  – (continued)

market quotations are readily available at such market quotations as of the valuation date. For investments in securities for which market quotations are unavailable, or which have various degrees of trading restrictions, we prepare valuation analyses, using both the market approach and the income approach, as generally described below.

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

NGP CAPITAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Note 2: Accounting Policies  – (continued)

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

We estimate the fair value of the crude oil and natural gas options using a combined income and market based valuation methodology based upon forward commodity price and volatility curves. Independent pricing services provide the curves that reflect broker market quotes.

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

Payment-in-Kind Interest and Dividends

We may have investments in our portfolio that contain payment-in-kind, or PIK, provisions. We compute PIK interest income or dividend income at the contractual rate specified in each investment agreement and add that amount to the principal balance of the investment. For those investments with PIK interest or dividends, we calculate our income accruals on the principal balance plus any PIK amounts. If the portfolio company’s asset valuation is not sufficient to cover the contractual interest, we will not accrue interest income or dividend income on the investment. To maintain our RIC status, we must pay out this non-cash income to stockholders in the form of dividends, even though we have not yet collected the cash. During 2010, we recorded $4.5 million of PIK interest income, net of a $3.4 million reserve. During 2009, we recorded

NGP CAPITAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Note 2: Accounting Policies  – (continued)

$4.3 million of PIK interest income, net of a $0.8 million reserve. During 2008, we recorded $2.3 million of PIK interest income, net of a $0.2 million reserve. We did not record PIK dividend income in 2010 or 2009. We recorded $0.3 million of PIK dividend income in 2008 and reserved the entire amount.

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

Fee Income Recognition

Fees primarily include financial advisory, transaction structuring, loan administration, commitment and prepayment fees. Financial advisory fees represent amounts received for providing advice and analysis to companies and we recognize these fees as earned when we perform such services, provided collection is probable. For the year ended December 31, 2010, we recorded approximately $0.6 million of advisory fee income. We did not record any advisory fee income for 2009 or 2008. Transaction structuring fees represent amounts received for structuring, financing and executing transactions and are generally payable only if the transaction closes. We defer such fees and accrete them into interest income over the life of the loan using the effective interest method. Commitment fees represent amounts received for committed funding and are generally payable whether the transaction closes or not. We defer commitment fees on transactions that close within the commitment period and accrete these fees into interest income over the life of the loan using the effective interest method. We record commitment fees on transactions that do not close in the month the commitment period expires. For the year ended December 31, 2010, we recorded approximately $0.9 million in commitment fees from clients whose loans did not close within the contractual period. We recognize prepayment and loan administration fees when we receive them. During 2010, we recorded approximately $1.2 million of fee income, compared to $1.7 million during 2009 and $1.5 million during 2008.

Dividends

We record dividends to stockholders on the ex-dividend date. We currently intend that our distributions each year will be sufficient to maintain our status as a RIC for federal income tax purposes and to eliminate excise tax liability. We currently intend to make distributions to stockholders on a quarterly basis of substantially all net taxable income. We also intend to make distributions of net realized capital gains, if any, at least annually. However, we may in the future decide to retain such capital gains for investment and designate such retained amounts as a deemed distribution. Each quarter, our Manager estimates our annual taxable earnings. The Board of Directors considers this estimate and determines the distribution amount, if any. We generally declare our dividends each quarter and pay them shortly thereafter.

NGP CAPITAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Note 2: Accounting Policies  – (continued)

The following table summarizes our recent distribution history:

Distribution History

Declaration Date	Amount	Record Date	Payment Date
March 10, 2009	$0.20	March 31, 2009	April 10, 2009
June 11, 2009	$0.12	June 30, 2009	July 10, 2009
September 10, 2009	$0.15	September 30, 2009	October 9, 2009
December 3, 2009	$0.17	December 31, 2009	January 7, 2010
March 10, 2010	$0.17	March 31, 2010	April 9, 2010
June 15, 2010	$0.17	June 30, 2010	July 9, 2010
September 14, 2010	$0.17	September 30, 2010	October 8, 2010
December 14, 2010	$0.18	December 31, 2010	January 7, 2011

We have established an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a dividend, our plan agent automatically reinvests a stockholder’s cash dividend in additional shares of our common stock unless the stockholder, or his or her broker, specifically “opts out” of the dividend reinvestment plan and elects to receive cash dividends. It is customary practice for many brokers to “opt out” of dividend reinvestment plans on behalf of their clients unless specifically instructed otherwise. As of January 7, 2011, the date of the most recent dividend payment, holders of 2,768,595 shares, or approximately 12.8% of the 21,628,202 outstanding common shares, participated in our dividend reinvestment plan.

The plan agent of our dividend reinvestment plan purchases shares in the open market for credit to the accounts of plan participants unless the average of the closing sales prices for the shares for the five days immediately preceding the payment date exceeds 110% of the most recently reported net asset value per share.

The table below summarizes recent participation in our dividend reinvestment plan:

Dividend Reinvestment Plan Participation

					Common Stock Dividends
Dividend	Participating Shares	Percentage of Outstanding Shares	Total Distribution	Cash Dividends	Purchased in Open Market(1)	Purchased Price
March 2009	2,179,204	10.1%	$4,325,640	$3,889,799	$435,841	$6.4340
June 2009	1,889,207	8.7%	$2,595,384	$2,368,679	$226,705	$5.7848
September 2009	2,306,518	10.7%	$3,244,230	$2,898,252	$345,978	$7.6243
December 2009	2,372,306	11.0%	$3,676,794	$3,273,502	$403,292	$8.8884
March 2010	2,343,298	10.8%	$3,676,794	$3,278,433	$398,361	$7.7955
June 2010	2,262,290	10.5%	$3,676,794	$3,292,205	$384,589	$7.7944
September 2010	2,256,691	10.4%	$3,676,794	$3,293,157	$383,637	$9.7349
December 2010	2,768,595	12.8%	$3,893,076	$3,394,729	$498,347	$9.4803

(1)	Our transfer agent purchases or issues shares in the following month.

NGP CAPITAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Note 2: Accounting Policies  – (continued)

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

Certain of our wholly owned subsidiaries have elected to be taxed as a corporation for federal income tax purposes. Each of these subsidiaries holds one or more portfolio investments listed on our Consolidated Schedule of Investments. These taxable subsidiaries allow us to hold portfolio companies organized as LLCs or other forms of pass-through entities and still satisfy the RIC tax requirement that at least 90% of our gross revenue for income tax purposes must consist of investment income. The IRS taxes the income of the LLCs or other pass-through entities owned by our taxable subsidiaries and this tax is to the subsidiary only and does not flow through to the RIC. We do not consolidate the taxable subsidiaries for income tax purposes. We do consolidate the results of our taxable subsidiaries for financial reporting purposes and therefore our Consolidated Statement of Operations reflects income tax expense of those subsidiaries. We allocate a deferred tax asset valuation allowance to gross deferred tax assets categorized to net investment income, realized capital gain (loss) on investments and unrealized gain (loss) on investments. We record the changes in the allocation of the valuation allowance due to changes in the gross deferred tax assets in these categories on our Consolidated Statement of Operations. These changes may impact the provision (benefit) for taxes in a category in periods without other taxable activities.

Note 3: Credit Facilities and Borrowings

Under the terms of our Amended and Restated Revolving Credit Agreement, or Investment Facility, the lenders have agreed to extend revolving credit to us in an amount not to exceed $67.5 million. We may increase the credit available to an amount not to exceed $175.0 million by obtaining additional commitments from existing lenders or new lenders. The total amount committed was $67.5 million and $50.0 million was outstanding under the Investment Facility as of December 31, 2010. By comparison, the total amount committed as of December 31, 2009 was $67.5 million and $67.5 million was outstanding under the Investment Facility. The Investment Facility matures on August 31, 2012, and bears interest, at our option, at either (i) LIBOR plus 425 to 575 basis points or (ii) the base rate plus 325 to 475 basis points, both based on amounts outstanding. We intend to use the proceeds from the Investment Facility to supplement our equity capital to make portfolio investments. As of December 31, 2010, the interest rate was 7.0% on $50.0 million (Prime plus 375 basis points). As of December 31, 2009, the interest rate was 7.0% on $67.5 million (Prime plus 375 basis points).

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

NGP CAPITAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Note 3: Credit Facilities and Borrowings  – (continued)

Throughout 2010, we complied with all of our covenants and did not have any acts of default under the Investment Facility.

In January 2011, we repaid the entire $50.0 million balance. In February 2010, we had a letter of credit in the amount of $2.7 million issued under the Investment Facility with respect to our investment in Alden. As of December 31, 2010, the letter of credit balance was $2.7 million but was not drawn. Our average amount outstanding during the year 2010 was $4.4 million and the average interest rate was 7%. During 2010, we recorded $0.30 million of interest on our amounts outstanding, $0.86 million in commitment fees and amortized expenses and $0.10 million in interest expense associated with our letter of credit for a total interest expense and fees of $1.26 million.

From time to time, we may receive customary commercial and investment banking services from our lenders. In addition to our Investment Facility, we may also fund a portion of our investments with issuances of equity or senior debt securities. We may also securitize a portion of our investments in mezzanine or senior secured loans or other assets. We expect to use these funds primarily for investments in portfolio companies, cash distributions to holders of its common stock and payment of fees and other operating expenses.

Note 4: Issuance of Common Stock

On February 6, 2008, our Registration Statement on Form N-2 (Registration No. 333-146715) was declared effective by the SEC in connection with the public offering of an additional 3,700,000 shares of common stock (plus up to 555,000 additional shares of common stock upon the exercise of the underwriters’ over-allotment option), which commenced on April 10, 2008. The number of securities covered by this registration statement, including the shares of common stock subject to the underwriters’ over-allotment option, was 4,255,000, of which 4,086,388 were sold to the public at a price of $16.00 per share. The net proceeds from this offering, after deducting expenses of approximately $781,000 and underwriting discounts and commissions of $0.80 per share, were approximately $61,330,000.

We have established a dividend reinvestment plan for our common stockholders. As a result, if we declare a dividend, our plan agent automatically reinvests a stockholder’s cash dividend in additional shares of our common stock unless the stockholder, or his or her broker, specifically “opts out” of the dividend reinvestment plan and elects to receive cash dividends. It is customary practice for many brokers to “opt out” of dividend reinvestment plans on behalf of their clients unless specifically instructed otherwise. The purpose of the plan is to provide stockholders of record of our common stock, par value $.001 per share, with a method of investing cash dividends and distributions in additional shares at the current market price without charges for record-keeping, custodial and reporting services. Any stockholder of record may elect to partially participate in the plan, or begin or resume participation at any time, by providing the plan agent with written notice. Since the inception of the plan, we have issued a total of 141,714 shares of common stock to participants in the dividend reinvestment plan. See Dividends in Note 2.

Note 5: Investment Management

Investment Advisory Agreement

We have entered into an investment advisory agreement with our Manager under which our Manager administers our day-to-day operations and provides investment advisory services to us. Our Manager is subject to the overall supervision of our Board of Directors. For providing these services, we pay our Manager a fee, consisting of two components — a base management fee and an incentive fee.

NGP CAPITAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Note 5: Investment Management  – (continued)

Base Management Fee:  According to the investment advisory agreement, we calculate the base management fee as 0.45% of the average of our total assets as of the end of the two previous quarters. We record and pay this base management fee quarterly in arrears. Our Manager has agreed to waive permanently, subsequent to September 30, 2007, that portion of the management fee attributable to U.S. Treasury securities acquired with borrowings under our credit facilities to the extent the amount of such securities exceeds $100 million. We purchase such securities in connection with our RIC requirements.

The entire amount of the $1,376,032 management and incentive fees payable to our Manager as of December 31, 2010 consists of the base management fee for the quarter ended December 31, 2010. The entire amount of the $1,415,866 management and incentive fees payable to our Manager as of December 31, 2009 consisted of the base management fee for the quarter ended December 31, 2009.

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

For the purpose of this fee calculation, net investment income means interest income, dividend income, and any other income (including any other fees, such as commitment, origination, syndication, structuring, diligence, managerial assistance, monitoring and consulting fees or other fees that we receive from portfolio companies) accrued during the fiscal quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the administration agreement, any interest expense and dividends paid on issued and outstanding preferred stock, if any, but excluding the incentive fee). Accordingly, we may pay an incentive fee based partly on accrued interest, the collection of which is uncertain or deferred. Net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income that we have not yet received in cash. Net investment income does not include any realized capital gains, realized capital losses, or unrealized capital appreciation or depreciation.

We did not pay any Investment Income Incentive Fees for the years 2010, 2009 and 2008.

We calculate the second part of the incentive fee, the Capital Gains Fee, as (1) 20% of (a) our net realized capital gains (realized capital gains less realized capital losses) on a cumulative basis from the closing date of our initial public offering to the end of such fiscal year, less (b) any unrealized capital depreciation at the end of such fiscal year, less (2) the aggregate amount of all Capital Gains Fees paid to our Manager in prior fiscal years. We determine and pay the Capital Gains Fee in arrears as of the end of each fiscal year (or upon termination of the investment advisory agreement, as of the termination date). For accounting purposes only, in order to reflect the theoretical capital gains incentive fee that would be payable for a given period as if all unrealized capital gains were realized, we will accrue a capital gains incentive fee as described above (in accordance with the terms of the Investment Advisory Agreement), plus 20% of unrealized capital gains on investments held at the end of such period. It should be noted that the portion of the accruals for the capital gains incentive fees attributable to unrealized capital gains will not necessarily be payable under the Investment Advisory Agreement, and may never be paid based on the computation of capital gains incentive fees in subsequent periods. Amounts paid under the Investment AdvisoryAgreement will be consistent with the formula reflected in the investment advisory agreement. We did not pay any Capital Gains Fees for the years 2010, 2009 and 2008.

Our Board of Directors originally approved the investment advisory agreement on November 9, 2004. The investment advisory agreement provides that unless terminated earlier as described below, the agreement shall remain in effect from year-to-year after November 9, 2006. The Board of Directors or the affirmative

NGP CAPITAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Note 5: Investment Management  – (continued)

vote of the holders of a majority of our outstanding voting securities must approve the continuation of the agreement at least annually. Additionally, in either case, the approval must be by a majority of our directors who are not interested persons. On November 3, 2010, our Board of Directors, including all of the independent directors, approved an extension of the investment advisory agreement through November 9, 2011. The agreement may be terminated at any time, without the payment of any penalty, by a vote of our Board of Directors or the holders of a majority of the Company’s shares on 60 days written notice to our Manager, and would automatically terminate in the event of its “assignment” (as defined in the 1940 Act). Either party may terminate the agreement without penalty upon not more than 60 days written notice to the other.

The investment advisory agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of its duties or the reckless disregard of its duties and obligations, our Manager and its officers, manager, agents, employees, controlling persons, members and any other person or entity affiliated with it are entitled to indemnification from the Company for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of our Manager’s services under the investment advisory agreement or otherwise as our Manager.

Pursuant to the investment advisory agreement, our Manager pays the compensation and routine overhead expenses of the investment professionals of our management team and their respective staffs, when and to the extent engaged in providing management and investment advisory services to us. We will bear all other costs and expenses of our operations and transactions.

Our Manager, NGP Investment Advisor, LP, was formed in 2004 and maintains an office at 1221 McKinney Street, Suite 2975, Houston, Texas 77010. Our Manager’s sole activity is to perform management and investment advisory services for us. Our Manager is a registered investment adviser under the Investment Advisers Act of 1940.

Administration Agreement

We have entered into an administration agreement with our Administrator, under which our Administrator furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Under the administration agreement, our Administrator also performs, or oversees the performance by third parties of, our required administrative services. These administrative services include being responsible for the financial records that we are required to maintain, preparing reports to our stockholders and preparing reports filed with the SEC. In addition, our Administrator assists in determining and publishing our net asset value. Our Administrator oversees the preparation and filing of our tax returns, the printing and dissemination of reports to our stockholders and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. To the extent permitted under the 1940 Act, our Administrator may also provide on our behalf, significant managerial assistance to our portfolio companies. We base payments under the agreement upon the allocable portion of our Administrator’s costs and expenses incurred in connection with administering our business. Our Administrator bills us for charges under the administration agreement monthly in arrears. Either party may terminate the agreement without penalty upon 60 days’ written notice to the other party and will automatically terminate in the event of its “assignment” (as defined in the 1940 Act).

We owed $238,618 to our Administrator as of December 31, 2010 for expenses incurred on our behalf for the month of December 2010. We include this amount in accounts payable and accrued expenses. By comparison, we owed $311,886 to our Administrator as of December 31, 2009 for expenses incurred on our behalf for the month of December 2009. Our Board of Directors originally approved the administration agreement on November 9, 2004. The administration agreement provides that unless terminated earlier, the agreement will continue in effect until November 9, 2006, and from year-to-year thereafter provided that (i) our Board of Directors and (ii) a majority of our directors who are not parties to the administration

NGP CAPITAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Note 5: Investment Management  – (continued)

agreement or “interested persons” of any such party approve such continuance at least annually. On November 3, 2010, our Board of Directors, including all of the independent directors, approved the continuation of the administration agreement through November 9, 2011.

Note 6: Organizational Expenses and Offering Costs

We used approximately $781,000 of the net proceeds from our secondary offering on February 6, 2008 for offering costs and we recognized this amount in 2008. We expensed our organizational expenses as incurred and we charged our offering costs to paid-in capital in excess of par. We have recorded approximately $215,000 to prepaid assets for costs incurred to date for preparation of our shelf registration statement filing.

Note 7: Federal Income Taxes

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

For the five years ended December 31, 2010, we met all RIC requirements. We distributed substantially all of our investment company taxable income for these years. Thus, we did not incur any federal income tax liability for any of these periods.

When a “C” corporation qualifies to be taxed as a RIC, it is subject to corporate-level tax on appreciation inherent in its assets on the date it becomes a RIC (i.e., built-in gain) that it recognizes within the first 10 years of its RIC status. A RIC generally may use loss carryforwards arising in taxable years while it was a “C” corporation to reduce its net recognized built-in gain, although a RIC is not otherwise allowed to utilize such loss carryforwards. Because we intend to qualify as a RIC under Subchapter M of the Code for 2011 and later years, it is uncertain whether we will fully utilize the tax benefit of our loss carryforward.

Certain of our wholly owned subsidiaries have elected to be taxed as a corporation for federal income tax purposes. The following of our consolidated subsidiaries are taxable entities: NGPC Asset Holdings, LP, NGPC Asset Holdings II, LP, NGPC Asset Holdings III, LP, NGPC Asset Holdings V, LP and NGPC Asset Holdings VI, LP, collectively NGPCAH. Each of these subsidiaries holds one or more portfolio investments listed on our Consolidated Schedule of Investments. These taxable subsidiaries allow us to hold portfolio companies organized as LLCs or other forms of pass-through entities and still satisfy the RIC tax requirement that at least 90% of our gross revenue for income tax purposes must consist of investment income. Our taxable subsidiaries record income taxes on the income of the LLCs or other pass-through entities that they own and that tax does not flow through to the RIC. We do not consolidate the taxable subsidiaries for income tax purposes. We do consolidate the results of our taxable subsidiaries for financial reporting purposes and therefore our Consolidated Statement of Operations reflects any income tax expense of those subsidiaries. Tax years 2008 and 2009 are open to future IRS examination and tax year 2007 is open to examination through September 15, 2011.

We record any tax interest and penalties in other general and administrative expenses on our Consolidated Statement of Operations. We recorded interest and penalties of $403, $46,802 and $4,122 for the years ending December 31, 2010, 2009 and 2008.

NGP CAPITAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Note 7: Federal Income Taxes  – (continued)

Deferred income tax provisions result from temporary differences in the recognition of income and expenses for financial reporting purposes and for income tax purposes. The significant components of the income tax effects of these temporary differences, representing deferred income tax assets are as follows:

	December 31, 2010	December 31, 2009
Deferred tax assets
Net operating loss carryforwards	$3,814,653	$389,002
AMT credit carryforward	130,237	—
Unrealized gains-net	9,442,270	—
Capital loss	5,228	—
Investment in partnerships – Federal	26,993	5,623,150
Charitable contribution carryforward	59	—
Total gross deferred tax assets	13,419,440	6,012,152
Less valuation allowance	(5,724,103)	(2,554,924)
Net deferred tax assets	7,695,337	3,457,228
Deferred tax liabilities
Investment in partnerships – Federal	(7,713,473)	(3,480,385)
Total gross deferred tax liabilities	(7,713,473)	(3,480,385)
Net deferred tax assets (liablilities)	$(18,136)	$(23,157)

NGP CAPITAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Note 7: Federal Income Taxes  – (continued)

Federal and state income tax provisions on net investment income and capital gains of the Company and its taxable consolidated subsidiaries are as follows:

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Current:
U.S. federal-net investment income	$(1,127,788)	$(2,040,673)	$(1,297,806)
U.S. federal-capital gains	—	—	4,517,443
State-net investment income	54,435	191,257	—
	$(1,073,353)	$(1,849,416)	$3,219,637
Deferred:
U.S. federal-net investment income	$1,189,813	$1,868,762	$1,688,001
U.S. federal-capital gains	107,811	(1,113,328)	—
U.S. federal-unrealized	(1,302,645)	(110,493)	(5,196,929)
State-net investment income	135,606	—	—
State-capital gains	(75)	—	—
State-unrealized	(135,531)	—	—
	$(5,021)	$644,941	$(3,508,928)
Total:
U.S. federal-net investment income(1)	$62,025	$(171,911)	$390,195
U.S. federal-capital gains(2)	107,811	(1,113,328)	4,517,443
U.S. federal-unrealized(3)	(1,302,645)	(110,493)	(5,196,929)
State-net investment income(1)	190,041	191,257	—
State-capital gains(2)	(75)	—	—
State-unrealized(3)	(135,531)	—	—
	$(1,078,374)	$(1,204,475)	$(289,291)

We record our total income tax (benefit) provision in the following accounts on our Consolidated Statements of Operations:

(1)	Provision for income taxes
(2)	Benefit (provision) for taxes on capital gain (loss)
(3)	Benefit for taxes on unrealized gain (loss)

NGP CAPITAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Note 7: Federal Income Taxes  – (continued)

Actual income tax expense differs from income tax expense computed by applying the U.S. federal statutory corporate rate of 34% to net investment income before provision for income taxes. These differences and the differences between the effective income tax rate and the statutory Federal tax rate were as follows:

	Year Ended December 31, 2010		Year Ended December 31, 2009		Year Ended December 31, 2008
Net income (loss) before taxes	$9,395,465		$(10,013,829)		$(13,708,163)
Provision (benefit) at the statutory rate	3,194,458	34.0%	(3,404,702)	34.0%	(4,660,775)	34.0%
Increase (decrease) in provision resulting from:
RIC loss (income) not subject to income taxes	(7,213,049)	(76.8%)	84,275	(0.8%)	3,888,108	(28.4%)
State income taxes, net of federal benefit	54,316	0.6%	122,599	(1.2%)	—	0.0%
Permanent differences, current period	136	0.0%	12,801	(0.1%)	652	0.0%
Valuation allowance	2,885,833	30.7%	1,962,450	(19.6%)	482,724	(3.5%)
Other	(68)	0.0%	18,102	(0.2%)	—	0.0%
Total provision (benefit)	$(1,078,374)	(11.5%)	$(1,204,475)	12.1%	$(289,291)	2.1%
Effective tax rate	(11.5%)		12.1%		2.1%

Note 8: Commitments and Contingencies

As of December 31, 2010, we had investments in or commitments to fund investments to twenty portfolio companies totaling $252.8 million. Of this total, $242.6 million was outstanding and $8.7 million remained committed and available to fund. Generally, these commitments have fixed expiration dates, through the year 2032, and we do not expect to fund the entire $8.7 million of commitments before they expire. We do not report the unused portions of these commitments on our Consolidated Balance Sheets. In February 2010, we arranged for a letter of credit issued under the Investment Facility with respect to our investment in Alden. As of December 31, 2010, the letter of credit balance was $2.7 million but was not drawn. In addition, we have continuing obligations under the investment advisory agreement with our Manager and the administration agreement with our Administrator. The agreements provide that, absent willful misfeasance, bad faith or gross negligence in the performance of its duties or the reckless disregard of its duties and obligations, our Manager, our Administrator and its officers, managers, agents, employees, controlling persons, members and any other person or entity affiliated with them will be entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of our Manager’s or Administrator’s services under the agreements or otherwise as our investment adviser or administrator. The agreements also provide that our Manager, our Administrator and their affiliates will not be liable to us or any stockholder for any error of judgment, mistake of law, any loss or damage with respect to any of our investments, or any action taken or omitted to be taken by our Manager or our Administrator in connection with the performance of any of their duties or obligations under the agreements or otherwise as investment adviser or administrator to us, except to the extent specified in Section 36(b) of the 1940 Act concerning loss resulting from a breach of fiduciary duty with respect to the receipt of compensation for services. In the normal course of business, we enter into a variety of undertakings containing a variety of representations that may expose us to some risk of loss. We do not expect significant losses, if any, from such undertakings.

NGP CAPITAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Note 9: Dividends and Distributions

We declared dividends for the year ended December 31, 2010 totaling $14,923,459 or $0.69 per share. For tax purposes, approximately $11,925,963 of the distributions were paid from ordinary income and $2,997,496 of the distributions paid on January 7, 2011 were treated as arising in 2011. We classified all of our taxable dividends declared for the year ended December 31, 2010 as non-qualifying dividends.

The following table summarizes the differences between financial statement net increase in net assets resulting from operations and taxable income available for distribution to shareholders for the years ending December 31, 2010, 2009 and 2008:

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Net increase (decrease) in net assets resulting from operations	$10,473,839	$(8,819,004)	$(13,418,872)
Adjustments:
Net change in unrealized (appreciation) depreciation, net of income tax (benefit) provision	(32,614,817)	4,500,849	46,408,860
Amortization of organization costs	—	(82,226)	(140,962)
Amortization of insurance premiums	730,381	781,648	791,394
Insurance premiums deducted in prior year	(719,885)	(732,075)	(789,644)
Net income from consolidating affiliate	(115,151)	(146,765)	(169,808)
Revenue from affiliates	361,250	340,000	320,000
Administrative fees of affiliate	647,823	554,852	108,442
Realized (gain) loss not recognized for tax	33,383,108	377,172	(8,769,153)
Net subsidiary interest expense	(26,692)	—	—
Asset write-off of affiliate	—	850,224	—
Reclassification of capital loss on closed options	(16,079)	—	—
Dividend income from consolidating affiliate	—	—	6,500,000
Allowance for uncollectible interest and dividends	3,411,941	791,208	3,269,715
State taxes, tax penalty, interest and fees	(54,085)	248,737	152,125
Material debt modifications	(126,035)	—	—
Prior year defaulted interest	—	(2,911,535)	—
Income tax (benefit) provision	252,897	28,997	390,195
Other	14,262	15,999	12,280
Taxable income available for distribution to shareholders	15,602,757	(4,201,919)	34,664,572
Current year non-deductible net operating loss	—	5,160,325	—
Less:
Dividends declared	14,923,459	13,842,049	33,170,257
Dividends payable at prior year end	3,676,794	—	—
Dividends payable at current year end	(3,893,076)	(3,676,794)	—
Prior year Section 855 dividends	—	(2,162,420)	(543,997)
Current year Section 852(b)(7) dividends	895,580	—	—
Under distribution of taxable income (return of capital)	$—	$(7,044,429)	$2,038,312

NGP CAPITAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Note 9: Dividends and Distributions  – (continued)

As of December 31, 2010, the components of net assets (excluding paid in capital) on a tax basis consisted of a $7,845,925 undistributed net investment loss and net unrealized depreciation of portfolio securities and commodity derivative instruments of $22,428,832. We had a current year capital loss carryforward of $32,778,782 generated in the year ended December 31, 2010 and expiring December 31, 2018. The temporary timing differences between book and tax amounts consist of amortization of insurance premiums, uncollectible interest and the dividend treated as arising on January 7, 2011.

At December 31, 2010 the aggregate cost of total investments for federal income tax purposes was $243.5 million.

Note 10: Reclassifications

GAAP requires adjustments to certain components of net assets to reflect permanent differences between financial and tax reporting. These reclassifications have no effect on total net assets or net asset value per share. The table below summarizes the reclassifications from undistributed net investment income (loss), undistributed net realized capital gain (loss), and paid-in capital in excess of par for the years ended December 31, 2010, 2009, and 2008. These reclassifications are primarily due to operating losses, return of capital distributions, reclassification of the distribution of dividends paid, non-deductible meal expenses, non-deductible excise taxes and income and expenses from wholly owned subsidiaries and the $13.9 million write-off of our investment in Nighthawk.

Year	Undistributed Net Net Investment Income (Loss)	Undistributed Net Realized Capital Gain (Loss)	Paid-in capital in Excess of Par
2010	$779,934	$604,326	$(1,384,260)
2009	$2,293,828	$12,180,142	$(14,473,970)
2008	$5,457,699	$(7,415,573)	$1,957,874

Note 11: Subsequent Events

In January 2011, we repaid the entire $50.0 million balance on our Investment Facility.

On January 7, 2011, we closed a $10 million participation in a $20 million Term Loan, or the Resaca Term Loan, issued by Resaca. The Resaca Term Loan earns cash interest of 9.5% (12% for PIK interest), is unsecured, and entitles us to purchase up to 2.42 million additional shares of Resaca common stock. Resaca used the proceeds from the Resaca Term Loan and a new revolving credit facility to repay its existing revolving credit facility and to provide capital for additional development of its properties.

On February 16, 2011, John H. Homier, our Chief Executive Officer and President, resigned to assume a new role as a Venture Partner with the Natural Gas Partners funds. Stephen K. Gardner, our current Chief Financial Officer, Secretary and Treasurer, was promoted to Chief Executive Officer and President. In the interim, Mr. Gardner will continue his duties as Chief Financial Officer in addition to his new responsibilities.

In February 2011, we increased the commitment under the Senior Secured Revolving Credit Facility, or the Revolver, with Alden from $3.0 million to $8.0 million with initial availability of $6.9 million. The terms of the Revolver are unchanged. As consideration for increasing the Revolver commitment, we earned an incremental 1.0% royalty interest on all of Alden’s revenue and a $250,000 amendment fee.

NGP CAPITAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Note 12: Supplemental Disclosure of Cash Flow Information

Non-cash operating activities for the year ended December 31, 2010 included payment-in-kind interest income of $4,547,397, and net changes in amortizations consisting of amortization of original issue discount of $1,161,272, less amortization of basis in limited term royalty interests of $7,278,401 and amortization of basis in overriding royalty interests of $2,158,456. The net change in prepaid credit facility fees, insurance premiums, prepaid taxes and prepaid offering costs was a decrease of $464,736, resulting from additions of $786,834 (including $9,314 of prepaid offering costs) less amortization of $1,251,570.

Non-cash operating activities for the year ended December 31, 2009 included payment-in-kind interest income of $4,118,174, and net changes in amortizations consisting of amortization of original issue discount of $1,782,035, less amortization of basis in limited term royalty interests of $14,983,831 and amortization of basis in overriding royalty interests of $111,054. The net change in prepaid credit facility fees, insurance premiums, prepaid taxes and prepaid offering costs was an increase of $302,563, resulting from additions of $2,737,397 (including $156,617 of prepaid offering costs) less amortization of $2,434,834.

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

Note 13: Fair Value

Investments consisted of the following as of December 31, 2010 and 2009:

	December 31, 2010
	Cost	% of total	Fair Value	% of total
Investments
Senior secured debt	$154,653,405	64.9%	$154,553,405	71.6%
Senior convertible notes	6,532,576	2.7%	6,676,813	3.1%
Senior corporate notes	11,489,439	4.8%	10,450,100	4.9%
Royalty interests	2,698,279	1.1%	11,960,000	5.5%
Limited term royalties	6,548,318	2.8%	6,548,318	3.0%
Net profits interests	9,586,637	4.0%	9,886,635	4.6%
Membership and partnership units	39,376,569	16.5%	13,015,526	6.0%
Participating preferred stock	4,311,580	1.8%	750,000	0.3%
Common stock	3,235,254	1.4%	2,152,954	1.0%
Warrants	69,238	0.0%	69,238	0.0%
Total investments	$238,501,295	100.0%	$216,062,989	100.0%

NGP CAPITAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Note 13: Fair Value  – (continued)

	December 31, 2009
	Cost	% of total	Fair Value	% of total
Investments
Senior secured debt	$160,357,352	63.2%	$127,077,036	63.5%
Senior corporate notes	11,539,564	4.5%	9,062,200	4.5%
Royalty interests	2,781,479	1.1%	7,330,000	3.7%
Limited term royalties	24,271,385	9.6%	20,577,744	10.3%
Net profits interests	10,662,801	4.2%	11,012,799	5.5%
Membership and partnership units	35,936,569	14.2%	20,315,526	10.2%
Participating preferred stock	4,311,580	1.7%	500,000	0.2%
Common stock	3,235,256	1.3%	4,086,834	2.0%
Warrants	594,004	0.2%	94,004	0.1%
	253,689,990	100.0%	200,056,143	100.0%
Crude oil put options	30,100	0.0%	49,000	0.0%
Total investments	$253,720,090	100.0%	$200,105,143	100.0%

The following three broad categories comprise the hierarchy that prioritizes the inputs to valuation techniques used to measure fair value:

•	Level 1 — Quoted unadjusted prices for identical instruments in active markets to which we have access at the date of measurement.
•	Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. Level 2 inputs are those in markets for which there are few transactions, the prices are not current, little public information exists or instances where prices vary substantially over time or among brokered market makers.
•	Level 3 — Model derived valuations in which one or more significant inputs or significant value drivers are unobservable. Unobservable inputs are those inputs that reflect our own assumptions that market participants would use to price the asset or liability based on the best available information.

As required by the 1940 Act, we classify our investments by level of control. Control investments include both majority-owned control investments (50% or more owned) and non-majority owned control investments (more than 25% but less than 50% owned). Non-control investments include both affiliate investments (5% to 25% owned) and non-affiliate investments (less than 5% owned).

The following tables set forth our financial assets by level within the fair value hierarchy that we accounted for at fair value on a recurring basis as of December 31, 2010 and 2009. Fair value accounting classifies financial assets and liabilities in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. We did not have any liabilities measured at fair value on a recurring basis at December 31, 2010 or 2009.

NGP CAPITAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Note 13: Fair Value  – (continued)

	Fair Value Measurements as of December 31, 2010
Assets at Fair Value	Total	Quoted Prices in Active Markets (Level 1)	Prices with Observable Market Inputs (Level 2)	Unobservable Inputs (Level 3)
Long term investments
Control investments
Senior secured debt	$49,223,316	$—	$—	$49,223,316
Royalty interests	10,450,000	—	—	10,450,000
Membership and preferred units	11,300,000	—	—	11,300,000
Total control investments	70,973,316	—	—	70,973,316
Affiliate investments
Senior secured debt	29,146,310	—	—	29,146,310
Equity
Common stock	2,152,954	—	2,152,954	—
Membership and preferred units	1,715,526	—	—	1,715,526
Warrants	49,238	—	—	49,238
Sub-total equity	3,917,718	—	2,152,954	1,764,764
Total affiliate investments	33,064,028	—	2,152,954	30,911,074
Non-affiliate investments
Senior secured debt	76,183,779	—	—	76,183,779
Senior convertible notes	6,676,813	—	6,676,813	—
Senior corporate notes	10,450,100	—	10,450,100	—
Royalty interests	1,510,000	—	—	1,510,000
Limited term royalties	6,548,318	—	—	6,548,318
Net profits interests	9,886,635	—	—	9,886,635
Equity
Participating preferred stock	750,000	—	—	750,000
Warrants	20,000	—	—	20,000
Sub-total equity	770,000	—	—	770,000
Total non-affiliate investments	112,025,645	—	17,126,913	94,898,732
Total assets at fair value	$216,062,989	$—	$19,279,867	$196,783,122

NGP CAPITAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Note 13: Fair Value  – (continued)

	Fair Value Measurements as of December 31, 2009
Assets at Fair Value	Total	Quoted Prices in Active Markets (Level 1)	Prices with Observable Market Inputs (Level 2)	Unobservable Inputs (Level 3)
Long term investments
Control investments
Senior secured debt	$48,019,620	$—	$—	$48,019,620
Royalty interests	5,830,000	—	—	5,830,000
Membership and preferred units	18,600,000	—	—	18,600,000
Total control investments	72,449,620	—	—	72,449,620
Affiliate investments
Senior secured debt	25,692,581	—	—	25,692,581
Equity
Common stock	4,086,834	—	—	4,086,834
Membership and preferred units	1,715,526	—	—	1,715,526
Warrants	84,004	—	—	84,004
Sub-total equity	5,886,364	—	—	5,886,364
Total affiliate investments	31,578,945	—	—	31,578,945
Non-affiliate investments
Senior secured debt	53,364,835	—	—	53,364,835
Senior corporate notes	9,062,200	—		9,062,200
Royalty interests	1,500,000	—	—	1,500,000
Limited term royalties	20,577,744	—	—	20,577,744
Net profits interests	11,012,799	—	—	11,012,799
Equity
Participating preferred stock	500,000	—	—	500,000
Warrants	10,000	—	—	10,000
Sub-total equity	510,000	—	—	510,000
Total non-affiliate investments	96,027,578	—	—	96,027,578
Crude oil put options	49,000	—	—	49,000
Total assets at fair value	$200,105,143	$—	$—	$200,105,143

NGP CAPITAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Note 13: Fair Value  – (continued)

The following tables present roll-forwards of the changes in the fair value during the twelve-month periods ended December 31, 2010 and December 31, 2009 for all investments for which we determine fair value using unobservable (Level 3) factors. During the twelve-month periods ended December 31, 2010, none of the investments in portfolio companies changed between the categories of Control Investments — Majority Owned, Affiliate Investments and Non-Affiliate Investments. During the twelve-month periods ended December 31, 2010, we transferred our investment in Resaca common stock and our investments in senior corporate notes from Level 3 to Level 2 due to changes in observability of significant inputs.

2010 Assets at Fair Value Using Unobservable Inputs (Level 3)

	Control Investments	Affiliate Investments	Non-affiliate Investments	Commodity Derivative Instruments	Total Investments
Fair value December 31, 2009
Senior secured debt	$48,019,620	$25,692,581	$53,364,835	$—	$127,077,036
Senior corporate notes	—	—	9,062,200	—	9,062,200
Royalty interests	5,830,000	—	1,500,000	—	7,330,000
Net profits interests	—	—	11,012,799	—	11,012,799
Common stock	—	4,086,834	—	—	4,086,834
Membership and preferred units	18,600,000	1,715,526	—	—	20,315,526
Warrants	—	84,004	10,000	—	94,004
Limited term royalties	—	—	20,577,744	—	20,577,744
Participating preferred stock	—	—	500,000	—	500,000
Commodity derivative instruments	—	—	—	49,000	49,000
Total fair value December 31, 2009	72,449,620	31,578,945	96,027,578	49,000	200,105,143
Transfers in (out) of Level 3
Senior corporate notes	—	—	(9,062,200)	—	(9,062,200)
Common stock	—	(4,086,834)	—	—	(4,086,834)
Total transfers in (out) of Level 3	—	(4,086,834)	(9,062,200)	—	(13,149,034)
Net amortization of premiums, discounts and fees
Senior secured debt	542,166	239,155	332,246	—	1,113,567
Royalty interests	(36,132)	—	(64,972)	—	(101,104)
Net profits interests	—	—	(31,493)	—	(31,493)
Limited term royalties	—	—	(9,335,754)	—	(9,335,754)
Total net amortization of premiums, discounts and fees	506,034	239,155	(9,099,973)	—	(8,354,784)
Net unrealized gains (losses)
Senior secured debt	33,180,316	—	—	—	33,180,316
Royalty interests	4,670,882	—	42,317	—	4,713,199
Net profits interests	—	—	(49,999)	—	(49,999)
Membership and preferred units	(10,740,000)	—	—	—	(10,740,000)
Warrants	500,000	—	—	—	500,000
Limited term royalties	—	—	3,693,641	—	3,693,641
Participating preferred stock	—	—	250,000	—	250,000
Commodity derivative instruments	—	—	—	(18,900)	(18,900)
Total net unrealized gains (losses)	27,611,198	—	3,935,959	(18,900)	31,528,257

NGP CAPITAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Note 13: Fair Value  – (continued)

2010 Assets at Fair Value Using Unobservable Inputs (Level 3) (continued)

	Control Investments	Affiliate Investments	Non-affiliate Investments	Commodity Derivative Instruments	Total Investments
Purchases
Senior secured debt	$16,696,721	$1,281,986	$26,851,890	$—	$44,830,597
Royalty interests	—	—	10,000	—	10,000
Net profits interests	—	—	2,100	—	2,100
Membership and preferred units	16,446,721	—	—	—	16,446,721
Warrants	—	—	10,000	—	10,000
Total purchases	33,143,442	1,281,986	26,873,990	—	61,299,418
Payment-in-kind
Senior secured debt	2,564,809	1,982,588	—	—	4,547,397
Total payment-in-kind	2,564,809	1,982,588	—	—	4,547,397
Sales and repayments
Senior secured debt	(51,780,316)	(50,000)	(4,365,192)	—	(56,195,508)
Royalty interests	(14,750)	—	22,655	—	7,905
Net profits interests	—	—	(1,046,772)	—	(1,046,772)
Membership and preferred units	(13,006,721)	—	—	—	(13,006,721)
Warrants	(500,000)	(34,766)	—	—	(534,766)
Limited term royalties	—	—	(8,387,313)	—	(8,387,313)
Total sales and repayments	(65,301,787)	(84,766)	(13,776,622)	—	(79,163,175)
Settlements
Commodity derivative instruments	—	—	—	(30,100)	(30,100)
Total settlements	—	—	—	(30,100)	(30,100)
Fair value December 31, 2010
Senior secured debt	49,223,316	29,146,310	76,183,779	—	154,553,405
Royalty interests	10,450,000	—	1,510,000	—	11,960,000
Net profits interests	—	—	9,886,635	—	9,886,635
Membership and preferred units	11,300,000	1,715,526	—	—	13,015,526
Warrants	—	49,238	20,000	—	69,238
Limited term royalties	—	—	6,548,318	—	6,548,318
Participating preferred stock	—	—	750,000	—	750,000
Total fair value December 31, 2010	$70,973,316	$30,911,074	$94,898,732	$—	$196,783,122

NGP CAPITAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Note 13: Fair Value  – (continued)

2009 Assets at Fair Value Using Unobservable Inputs (Level 3)

	Control Investments	Affiliate Investments	Non-affiliate Investments	Commodity Derivative Instruments	Total Investments
Fair value December 31, 2008
Senior secured debt	$—	$42,350,270	$100,266,123	$—	$142,616,393
Subordinated notes	—	—	10,004,973	—	10,004,973
Senior corporate notes	—	—	12,110,000	—	12,110,000
Royalty interests	320,000	—	8,630,000	—	8,950,000
Net profits interests	—	—	37,352,982	—	37,352,982
Common stock	—	1,093,688	—	—	1,093,688
Membership and preferred units	24,250,000	376,687	—	—	24,626,687
Warrants	—	595,845	10,000	—	605,845
Limited term royalties	—	—	12,219,000	—	12,219,000
Participating preferred stock	—	—	1,000,000	—	1,000,000
Commodity derivative instruments	—	—	—	8,212,872	8,212,872
Total fair value December 31, 2008	24,570,000	44,416,490	181,593,078	8,212,872	258,792,440
Net amortization of premiums, discounts and fees
Senior secured debt	248,690	641,134	709,988	—	1,599,812
Subordinated notes	—	—	186,369	—	186,369
Senior corporate notes	—	—	20,298	—	20,298
Royalty interests	(47,769)	—	(63,285)	—	(111,054)
Net profits interests	—	—	(24,444)	—	(24,444)
Limited term royalties	—	—	(14,983,831)	—	(14,983,831)
Total net amortization of premiums, discounts and fees	200,921	641,134	(14,154,905)	—	(13,312,850)
Net realized gains (losses)
Subordinated notes	—	—	(13,949,463)	—	(13,949,463)
Membership and preferred units	—	—	(224)	—	(224)
Warrants	—	—	(850,000)	—	(850,000)
Total net realized gains (losses)	—	—	(14,799,687)	—	(14,799,687)
Net unrealized gains (losses)
Senior secured debt	5,388,597	—	(17,519,174)	—	(12,130,577)
Subordinated notes	—	—	3,600,000	—	3,600,000
Senior corporate notes	—	—	8,931,902	—	8,931,902
Royalty interests	(2,042,231)	—	562,248	—	(1,479,983)
Net profits interests	—	—	350,000	—	350,000
Common stock	—	2,993,146	—	—	2,993,146
Membership and preferred units	(9,325,958)	—	224	—	(9,325,734)
Warrants	—	—	860,000	—	860,000
Limited term royalties	—	—	8,406,944	—	8,406,944
Participating preferred stock	—	—	(500,000)	—	(500,000)
Commodity derivative instruments	—	—	—	(7,419,877)	(7,419,877)
Total net unrealized gains (losses)	(5,979,592)	2,993,146	4,692,144	(7,419,877)	(5,714,179)

NGP CAPITAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Note 13: Fair Value  – (continued)

2009 Assets at Fair Value Using Unobservable Inputs (Level 3) (continued)

	Control Investments	Affiliate Investments	Non-affiliate Investments	Commodity Derivative Instruments	Total Investments
Change in control
Senior secured debt	$34,328,083	$—	$(34,328,083)	$—	$—
Royalty interests	7,600,000	—	(7,600,000)	—	—
Total change in control	41,928,083	—	(41,928,083)	—	—
Purchases
Senior secured debt	6,622,026	4,163,614	19,574,021	—	30,359,661
Subordinated notes	—	—	16,775	—	16,775
Net profits interests	—	—	10,715	—	10,715
Membership and preferred units	7,175,958	1,338,839	—	—	8,514,797
Warrants	—	(511,841)	—	—	(511,841)
Limited term royalties	—	—	15,000,000	—	15,000,000
Total purchases	13,797,984	4,990,612	34,601,511	—	53,390,107
Payment-in-kind
Senior secured debt	1,432,224	1,648,674	895,930	—	3,976,828
Subordinated notes	—	—	141,346	—	141,346
Total payment-in-kind	1,432,224	1,648,674	1,037,276	—	4,118,174
Sales and repayments
Senior secured debt	—	(23,111,111)	(16,233,970)	—	(39,345,081)
Senior corporate notes	—	—	(12,000,000)	—	(12,000,000)
Royalty interests	—	—	(28,963)	—	(28,963)
Net profits interests	—	—	(26,676,454)	—	(26,676,454)
Membership and preferred units	(3,500,000)	—	—	—	(3,500,000)
Warrants	—	—	(10,000)	—	(10,000)
Limited term royalties	—	—	(64,369)	—	(64,369)
Total sales and repayments	(3,500,000)	(23,111,111)	(55,013,756)	—	(81,624,867)
Settlements
Commodity derivative instruments	—	—	—	(743,995)	(743,995)
Total settlements	—	—	—	(743,995)	(743,995)
Fair value December 31, 2009
Senior secured debt	48,019,620	25,692,581	53,364,835	—	127,077,036
Senior corporate notes	—	—	9,062,200	—	9,062,200
Royalty interests	5,830,000	—	1,500,000	—	7,330,000
Net profits interests	—	—	11,012,799	—	11,012,799
Common stock	—	4,086,834	—	—	4,086,834
Membership and preferred units	18,600,000	1,715,526	—	—	20,315,526
Warrants	—	84,004	10,000	—	94,004
Limited term royalties	—	—	20,577,744	—	20,577,744
Participating preferred stock	—	—	500,000	—	500,000
Commodity derivative instruments	—	—	—	49,000	49,000
Total fair value December 31, 2009	$72,449,620	$31,578,945	$96,027,578	$49,000	$200,105,143

NGP CAPITAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Note 14: Commodity Derivative Instruments

We may periodically enter into commodity derivative instruments to manage our exposure to commodity price fluctuations. We use all of our derivatives for risk management purposes and do not hold any amounts for speculative or trading purposes. These contracts generally consist of options contracts on underlying commodities.

We acquired a limited term royalty interest from ATP Oil & Gas Corporation and received royalty payments from this investment that are based on crude oil and natural gas production and prices. As a result, fluctuations in crude oil and natural gas prices exposed our investment to price risks. As of June 4, 2008, we had entered into option contracts to manage the price risk associated with these royalty payments. We did not designate these instruments as hedging instruments for financial accounting purposes. As a result, we recognize the change in the instruments’ fair value currently on the Consolidated Statement of Operations as net increase (decrease) in unrealized appreciation (depreciation) on portfolio securities and commodity derivative instruments. The realized gains (losses) on commodity derivatives consist of payments received on favorable expired options less the cost of all expired positions, and we recognized these gains in investment income. All of our commodity derivative instruments were expired as of January 31, 2010.

The components of gains (losses) on commodity derivative instruments are as follows:

	For the Years Ended
	December 31, 2010	December 31, 2009	December 31, 2008
Unrealized gains (losses) on commodity derivatives	$(18,900)	$(7,419,877)	$7,438,777
Realized gains on commodity derivatives	16,079	5,999,932	2,315,484
Net gains (losses) on commodity derivative instruments	$(2,821)	$(1,419,945)	$9,754,261

Note 15: Recent Accounting Pronouncements

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures, which amends ASC 820 and requires additional disclosure related to recurring and non-recurring fair value measurements in respect to transfers in and out of Levels 1 and 2 and activity in Level 3 fair value measurements. The update also clarifies existing disclosure requirements related to activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. We adopted the new guidance in our Annual Report on Form 10-K for the year ended December 31, 2009. Our adoption of this standard did not affect our financial position or results of operations.

NGP CAPITAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Note 16: Financial Highlights

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED FINANCIAL HIGHLIGHTS

	Year Ended December 31,
	2010	2009	2008	2007	2006
Per Share Data(1)
Net asset value, beginning of period	$11.10	$12.15	$14.14	$13.96	$14.02
Increase in net assets as a result of secondary public stock offering	—	—	0.40	—	—
Underwriting discounts and commissions related to secondary public stock offering	—	—	(0.15)	—	—
Other costs related to secondary public stock offering	—	—	(0.03)	—	—
Net increase in net assets from secondary public offering	—	—	0.22	—	—
Net asset value after public stock offering	11.10	12.15	14.36	13.96	14.02
Net investment income	0.52	0.46	0.84	1.10	0.95
Net realized and unrealized gain (loss) on portfolio securities and commodity derivative instruments(3)	(0.03)	(0.87)	(1.44)	0.52	(0.09)
Net increase (decrease) in stockholders' equity (net assets) resulting from operations	0.49	(0.41)	(0.60)	1.62	0.86
Dividends declared	(0.69)	(0.64)	(1.61)	(1.44)	(0.92)
Net asset value, end of period	$10.90	$11.10	$12.15	$14.14	$13.96
Market value, beginning of period	$8.13	$8.37	$15.63	$16.75	$13.13
Market value, end of period	$9.20	$8.13	$8.37	$15.63	$16.75
Market value return(2)	22.36%	6.34%	(39.42%)	2.00%	35.60%
Net asset value return(2)	6.18%	0.01%	(2.80%)	10.72%	5.84%
Ratios and Supplemental Data ($ and shares in thousands)
Net assets, end of period	$235,726	$240,176	$262,837	$247,416	$243,258
Average net assets	$237,951	$251,506	$255,126	$245,337	$243,578
Common shares outstanding at the end of the period	21,628	21,628	21,628	17,500	17,422
Net investment income/average net assets	4.72%	3.94%	7.16%	7.83%	6.79%
Portfolio turnover rate	31.80%	31.35%	29.15%	51.50%	25.24%
Total operating expenses/average net assets	5.08%	5.81%	7.37%	7.43%	4.50%
Additional optional ratios
Total operating expenses less management and incentive fees and interest expense/average net assets	2.22%	2.11%	1.79%	1.61%	1.51%
Total operating expenses less management and incentive fees/average net assets	2.75%	3.25%	4.40%	4.62%	2.56%
Net increase (decrease) in net assets resulting from operations/average net assets	4.40%	(3.51%)	(5.26%)	11.42%	6.16%

(1)	Per Share Data is based on common shares outstanding at the end of the period.
(2)	Return calculations assume reinvestment of dividends and are not annualized.
(3)	This amount may not agree with the aggregate gains and losses for the period because the difference in the net asset value at the beginning and end of year may not equal the per share changes of the line items disclosed.

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Note 17: Selected Quarterly Financial Data (unaudited)

(In Thousands, Except Per Share Amounts)

	Investment Income		Net Investment Income (Loss)		Net Realized and Unrealized Gain (Loss) on Portfolio Securities and Commodity Derivative Instruments		Net Increase (Decrease) in Stockholders' Equity (Net Assets) Resulting from Operations
Quarter Ended	Total	Per Share	Total	Per Share	Total	Per Share	Total	Per Share
March 31, 2008	$9,538	$0.55	$4,163	$0.24	$(1,746)	$(0.10)	$2,417	$0.14
June 30, 2008	$8,197	$0.38	$3,792	$0.18	$1,611	$0.07	$5,403	$0.25
September 30, 2008	$9,870	$0.46	$2,888	$0.13	$12,436	$0.57	$15,323	$0.71
December 31, 2008	$9,856	$0.46	$7,413	$0.34	$(43,976)	$(2.03)	$(36,562)	$(1.69)
March 31, 2009	$8,533	$0.39	$4,542	$0.21	$(23,174)	$(1.07)	$(18,633)	$(0.86)
June 30, 2009	$5,537	$0.26	$1,536	$0.07	$(4,109)	$(0.19)	$(2,573)	$(0.12)
September 30, 2009	$6,022	$0.28	$2,903	$0.13	$11,827	$0.55	$14,730	$0.68
December 31, 2009	$4,428	$0.20	$919	$0.05	$(3,263)	$(0.16)	$(2,343)	$(0.11)
March 31, 2010	$5,193	$0.24	$2,431	$0.11	$2,577	$0.13	$5,008	$0.24
June 30, 2010	$6,031	$0.28	$3,275	$0.15	$598	$0.03	$3,873	$0.18
September 30, 2010	$6,246	$0.29	$2,370	$0.11	$(2,306)	$(0.11)	$64	$0.00
December 31, 2010	$6,115	$0.28	$3,166	$0.15	$(1,637)	$(0.08)	$1,529	$0.07

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

We maintain controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act), designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures.

In connection with the preparation of this Annual Report on Form 10-K, as of the end of the fiscal period covered by this Annual Report on Form 10-K (December 31, 2010), we performed an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) promulgated under the Exchange Act.

Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K conducted by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in providing reasonable assurance (i) that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) that such information is accumulated and communicated to management in a manner that allows timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that we record transactions as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are in accordance with authorizations of management and our Board of Directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

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

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2010. In making its assessment of internal control over financial reporting, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commissions (COSO) in Internal Control — Integrated Framework. Based on the results of this evaluation, management has determined that, as of December 31, 2010, our internal control over financial reporting is effective based on the criteria in Internal Control — Integrated Framework issued by COSO.

Our independent registered public accounting firm that has audited our financial statements has also audited the effectiveness of our internal control over financial reporting as of December 31, 2010, as stated in their report included herein.

Changes in Internal Control Over Financial Reporting

No changes to our internal control over financial reporting occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act).

Item 9B. Other Information.

None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance.

We hereby incorporate by reference the information required by Item 10 of Form 10-K from the information appearing in the Company’s definitive Proxy Statement relating to its 2011 annual meeting of stockholders, which will be filed pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2010.

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

Item 11. Executive Compensation.

We hereby incorporate by reference the information required by Item 11 of Form 10-K from the information appearing in our definitive Proxy Statement relating to our 2011 annual meeting of stockholders, which will be filed pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2010.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We hereby incorporate by reference the information required by Item 12 of Form 10-K from the information appearing in our definitive Proxy Statement relating to our 2011 annual meeting of stockholders, which will be filed pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2010.

Item 13. Certain Relationships and Related Transactions.

We hereby incorporate by reference the information, if any, required by Item 13 of Form 10-K from the information, if any, appearing in our definitive Proxy Statement relating to our 2011 annual meeting of stockholders, which will be filed pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2010.

Item 14. Principal Accountant Fees and Services.

We hereby incorporate by reference the information required by Item 14 of Form 10-K from the information appearing in our definitive Proxy Statement relating to our 2011 annual meeting of stockholders, which will be filed pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2010.

PART IV.

Item 15. Exhibits, Financial Statement Schedules.

(a)	We are filing the following documents as a part of this report:

(1) Financial Statements

 Report of Independent Registered Public Accounting Firm

 Consolidated Balance Sheets as of December 31, 2010 and December 31, 2009

 Consolidated Statement of Operations for the years ended December 31, 2010, 2009 and 2008

 Consolidated Statements of Changes in Stockholders’ Equity (Net Assets) for the years ended
 December 31, 2010, 2009 and 2008

 Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008

 Consolidated Schedule of Investments as of December 31, 2010

 Consolidated Schedule of Investments as of December 31, 2009

 Notes to Consolidated Financial Statements

 Consolidated Financial Highlights for the years ended December 31, 2010, 2009, 2008, 2007 and 2006

 Selected Quarterly Financial Data (unaudited)

(2) Financial Statement Schedules

 Schedule 12-14 Investments in and Advances to Affiliates

(b)	Exhibits required to be filed by Item 601 of Regulation S-K

See “Index to Exhibits” following the signature page for a description of the exhibits filed as part of this Annual Report on Form 10-K.

Schedule 12 – 14

NGP CAPITAL RESOURCES COMPANY

SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES(1)
December 31, 2010

Portfolio Company	Investment(2)		Year Ended December 31, 2010 Amount of Interest or Royalties Credited to Income(6)	As of December 31, 2009 Fair Value	Gross Additions(3)	Gross Reductions(4)	As of December 31, 2010 Fair Value
TARGETED INVESTMENTS
Control Investments – Majority Owned (50% to 100% owned)
Alden Resources, LLC	Term Loan – Tranche A		$3,892,878	$19,399,779	$3,106,975	$(7,500,000)	$15,006,754
	Term Loan – Tranche B	(5)	—	19,519,841	—	—	19,519,841
	Term Loan – Working Capital Revolver		188,845	—	5,000,000	(2,000,000)	3,000,000
	Class E Units		—	5,800,000	—	—	5,800,000
	Royalty Interest		1,616,336	5,330,000	5,003,032	(33,032)	10,300,000
BSR Holdings, LLC	LLC Units		—	300,000	—	(300,000)	—
	Overriding Royalty Interest		28,344	100,000	1,711	(101,711)	—
DeanLake Operator, LLC	Term Loan		87,500	3,500,000	—	(3,500,000)	—
	Class A Preferred Units		—	6,500,000	3,650,000	(6,650,000)	3,500,000
	Overriding Royalty Interest		19,032	100,000	423	(50,423)	50,000
Formidable, LLC	Term Loan	(5)	—	5,600,000	—	(5,600,000)	—
	Warrants		—	—	—	—	—
	Formidable Holdings, LLC Units		—	—	—	—	—
Gatliff Services, LLC	Term Loan		10,397	—	11,696,721	—	11,696,721
	Class A Preferred Units		—	—	12,796,721	(11,696,721)	1,100,000
Rubicon Energy Partners, LLC	LLC Units (4,000 units)		—	—	—	—	—
TierraMar Energy, LP	Class A Preferred LP Units		—	6,000,000	—	(5,100,000)	900,000
	Overriding Royalty Interest		127,970	300,000	967	(200,967)	100,000
Subtotal – Interest & Dividend Income			4,179,620
Subtotal – Royalty Income			1,791,682
Subtotal Control Investments – Majority Owned (50% to 100% owned)			$5,971,302	$72,449,620	$41,256,550	$(42,732,854)	$70,973,316
Affiliate Investments – (5% to 25% owned)
BioEnergy Holding, LLC	Senior Secured Notes		2,357,298	10,862,125	3,440,445	—	14,302,570
	BioEnergy International Warrants		—	34,766	—	(34,766)	—
	BioEnergy Holding Units		—	1,296,771	—	—	1,296,771
	Myriant Technologies Warrants		—	49,238	—	—	49,238
	Myriant Technologies Units		—	418,755	—	—	418,755
Bionol Clearfield, LLC	Senior Secured Notes		431,531	5,000,000	—	(50,000)	4,950,000
Resaca Exploitation Inc.	Senior Secured		885,423	9,830,456	63,284	—	9,893,740
	Revolving Credit Facility
	Common Stock		—	4,086,834	—	(1,933,880)	2,152,954
Subtotal Affiliate Investments – (5% to 25% owned)			$3,674,252	$31,578,945	$3,503,729	$(2,018,646)	$33,064,028

Schedule 12 – 14

NGP CAPITAL RESOURCES COMPANY

SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES(1)
December 31, 2010
(continued)

NOTES TO SCHEDULE OF INVESTMENTS IN AND ADVANCE TO AFFILIATES

(1)	This schedule should be read in conjunction with our Consolidated Financial Statements.
(2)	Warrants, units and common stock are generally non-income producing and restricted. The principal amount for debt, number of shares of common stock or number, or percentage of, units is shown in the Consolidated Schedule of Investments as of December 31, 2010.
(3)	Gross additions include increases in investments resulting from new portfolio company investments, payment-in-kind interest or dividends, the amortization of discounts or fees, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category. Gross additions also include net increases in unrealized appreciation or net decreases in unrealized depreciation.
(4)	Gross reductions include decreases in the cost basis resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category. Gross reductions also include increases in net unrealized depreciation or net decreases in unrealized appreciation.
(5)	Debt security is on non-accrual status at December 31, 2010 and is therefore considered non-income producing. Debt securities on non-accrual status at the end of the period may or may not have been on non-accrual status for the full period.
(6)	Represents the total amount of interest, dividends or royalties, net of amortization, credited to income for the portion of the year an investment was included in the companies Control Investments — Majority Owned or Affiliate categories, respectively.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NGP CAPITAL RESOURCES COMPANY
By: /s/ Stephen K. Gardner Stephen K. Gardner President and Chief Executive Officer

Date: March 11, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. This document may be executed by the signatories hereto on any number of counterparts, all of which constitute one and the same instrument.

Signature	Title
/s/ Stephen K. Gardner Stephen K. Gardner	President and Chief Executive Officer (Principal Executive Officer)
/s/ Stephen K. Gardner Stephen K. Gardner	Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)
/s/ Kenneth A. Hersh Kenneth A. Hersh	Director and Chairman of the Board
/s/ David R. Albin David R. Albin	Director
/s/ Edward W. Blessing Edward W. Blessing	Director
/s/ Lon C. Kile Lon C. Kile	Director
/s/ James R. Latimer, III James R. Latimer, III	Director

Exhibits No.	Exhibit
10.9	Amendment No. 2 to Custody Agreement between Registrant and Wells Fargo Bank, N.A. (filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K on March 13, 2008 and incorporated herein by reference)
10.10	First Amendment to Amended and Restated Revolving Credit Agreement effective as of August 31, 2006, between the Company, the lenders from time to time party thereto and SunTrust Bank (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q on November 9, 2007 and incorporated herein by reference)
10.11	First Amendment to Treasury Secured Revolving Credit Agreement effective as of August 31, 2006, between the Company, the lenders from time to time party thereto and SunTrust Bank (filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q on November 9, 2007 and incorporated herein by reference)
10.12	Second Amendment to Treasury Secured Revolving Credit Agreement effective as of September 28, 2007, between the Company, the lenders from time to time party thereto and SunTrust Bank (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on October 24, 2007 and incorporated herein by reference)
10.13	Second Amendment to Amended and Restated Revolving Credit Agreement effective as of March 13, 2008, between the Company, the lenders from time to time party thereto and SunTrust Bank (filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q on May 8, 2008 and incorporated herein by reference)
10.14	Third Amendment to Treasury Secured Revolving Credit Agreement effective as of March 13, 2008, between the Company, the lenders from time to time party thereto and SunTrust Bank (filed as Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q on May 8, 2008 and incorporated herein by reference)
10.15	Third Amendment to Amended and Restated Revolving Credit Agreement effective as of September 29, 2008, between the Company, the lenders from time to time party thereto and SunTrust Bank (filed as Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q on November 10, 2008 and incorporated herein by reference)
10.16	Fourth Amendment to Treasury Secured Revolving Credit Agreement effective as of September 29, 2008, between the Company, the lenders from time to time party thereto and SunTrust (filed as Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q on November 10, 2008 and incorporated herein by reference)
10.17	Fourth Amendment to Amended and Restated Revolving Credit Agreement effective as of October 2, 2009, between the Company, the lenders from time to time party thereto and SunTrust Bank (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on October 6, 2009 and incorporated herein by reference)
14.1	Code of Business Conduct and Ethics for members of the Board of Directors, Officers and Employees (filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference)
14.2	Amended and Restated Joint Code of Ethics by and between the Company and NGP Investment Advisor, LP, adopted December 3, 2009 (filed as Exhibit 14.3 to the Company’s Annual Report on Form 10-K on March 31, 2010 and incorporated herein by reference)
21.1*	Subsidiaries
31.1*	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Executive Officer
31.2*	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Financial Officer
32.1*	Section 1350 Certification by the Chief Executive Officer
32.2*	Section 1350 Certification by the Chief Financial Officer

*	Filed herewith.