Form 10-Q
period 2011-03-31
NGP Capital Resources Co
filed 2011-05-06
CIK 1297704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

As of May 3, 2011, there were 21,628,202 shares of the registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(Unaudited)

Assets
Investments in portfolio securities at fair value
Control investments - majority owned
(cost: $94,378,591 and $89,502,910, respectively)	$79,276,359	$70,973,316
Affiliate investments
(cost: $35,771,803 and $34,146,328, respectively)	23,495,180	33,064,028
Non-affiliate investments
(cost: $95,726,987 and $114,852,057, respectively)	94,241,048	112,025,645
Investments in U.S. Treasury Bills at fair value
(cost: $30,600,288 and $0, respectively)	30,600,314	-
Total investments	227,612,901	216,062,989

Cash and cash equivalents	57,962,633	68,456,908
Accounts receivable and other current assets	1,316,303	3,095,882
Interest receivable	891,110	2,236,122
Prepaid assets	1,629,184	1,736,732
Deferred tax assets	1,529,867	-
Total current assets	63,329,097	75,525,644

Total assets	$290,941,998	$291,588,633

Liabilities and stockholders' equity (net assets)
Current liabilities
Accounts payable and accrued expenses	$535,368	$525,111
Management and incentive fees payable	1,333,288	1,376,032
Dividends payable	3,893,076	3,893,076
Income taxes payable	60,136	50,350
Current portion of long-term debt	30,000,000	-
Total current liabilities	35,821,868	5,844,569

Deferred tax liabilities	1,546,503	18,136
Long-term debt, less current portion	25,000,000	50,000,000

Total liabilities	62,368,371	55,862,705

Commitments and contingencies (Note 6)

Stockholders’ equity (net assets)
Common stock, $.001 par value, 250,000,000 shares authorized;
21,628,202 shares issued and outstanding	21,628	21,628
Paid-in capital in excess of par	293,789,803	293,789,803
Undistributed net investment income (loss)	(8,741,083)	(7,845,925)
Undistributed net realized capital gain (loss)	(33,303,581)	(32,778,782)
Net unrealized appreciation (depreciation) of portfolio securities
and commodity derivative instruments	(23,193,140)	(17,460,796)

Total stockholders’ equity (net assets)	228,573,627	235,725,928

Total liabilities and stockholders' equity (net assets)	$290,941,998	$291,588,633

Net asset value per share	$10.57	$10.90

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For The Three Months Ended
	March 31, 2011	March 31, 2010

Investment income
Interest income:
Control investments - majority owned	$1,355,909	$1,099,979
Affiliate investments	951,865	832,913
Non-affiliate investments	3,479,005	3,177,541
Royalty income (loss), net of amortization:
Control investments - majority owned	478,350	294,811
Non-affiliate investments	255,782	(518,056)
Commodity derivative income, net of expired options	-	16,079
Other income	33,750	290,000

Total investment income	6,554,661	5,193,267

Operating expenses
Management and incentive fees	1,333,288	1,338,569
Professional fees	199,040	265,304
Insurance expense	182,543	185,658
Interest expense and fees	309,421	313,063
State and excise taxes	656	-
Other general and administrative expenses	829,079	946,420

Total operating expenses	2,854,027	3,049,014

Net investment income before income taxes	3,700,634	2,144,253

Benefit (provision) for income taxes	(702,716)	287,074

Net investment income	2,997,918	2,431,327

Net realized capital gain (loss) on investments
Net realized capital gain (loss) on portfolio securities:
Control investments - majority owned	81,275	-
Non-affiliate investments	(606,361)	-
Benefit (provision) for taxes on capital gain (loss)	287	(9,151)

Total net realized capital gain (loss) on investments	(524,799)	(9,151)

Net unrealized gain (loss) on investments
Net increase (decrease) in unrealized appreciation
(depreciation) on portfolio securities and
commodity derivative instruments:
Control investments - majority owned	3,427,363	6,501
Affiliate investments	(11,194,323)	558,719
Non-affiliate investments	1,340,473	2,313,989
Benefit (provision) for taxes on unrealized gain (loss)	694,143	(293,149)

Total net unrealized gain (loss) on investments	(5,732,344)	2,586,060

Net increase (decrease) in stockholders' equity
(net assets) resulting from operations	$(3,259,225)	$5,008,236

Net increase (decrease) in stockholders' equity (net assets)
resulting from operations per common share	$(0.15)	$0.24

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (NET ASSETS)
(Unaudited)

						Net Unrealized
			Paid-in		Undistributed	Appreciation	Total
			Capital	Undistributed	Net Realized	(Depreciation)	Stockholders'
	Common Stock		in Excess	Net Investment	Capital	of Portfolio	Equity
	Shares	Amount	of Par	Income (Loss)	Gain (Loss)	Securities	(Net Assets)
Balance at December 31, 2010	21,628,202	$21,628	$293,789,803	$(7,845,925)	$(32,778,782)	$(17,460,796)	$235,725,928
Net increase (decrease) in in stockholders' equity (net assets) resulting from operations	-	-	-	2,997,918	(524,799)	(5,732,344)	(3,259,225)

Dividends declared	-	-	-	(3,893,076)	-	-	(3,893,076)
Balance at March 31, 2011	21,628,202	$21,628	$293,789,803	$(8,741,083)	$(33,303,581)	$(23,193,140)	$228,573,627

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Three Months Ended
	March 31, 2011	March 31, 2010

Cash flows from operating activities
Net increase (decrease) in stockholders' equity (net assets) resulting from operations	$(3,259,225)	$5,008,236
Adjustments to reconcile net increase (decrease) in stockholders' equity (net assets)
resulting from operations to net cash (used in) provided by operating activities
Payment-in-kind interest	(1,459,899)	(1,731,489)
Net amortization of premiums, discounts and fees	464,832	2,968,431
Net realized capital loss on portfolio securities before taxes	525,086	-
Change in unrealized (appreciation) depreciation on portfolio securities
and commodity derivative instruments before taxes	6,426,487	(2,879,209)
Current portion of deferred income taxes	(1,529,867)	(266,975)
Non-current deferred income taxes	1,528,367	266,975
Effects of changes in operating assets and liabilities
Accounts receivable and other current assets	1,779,579	9,316
Interest receivable	1,345,012	407,567
Prepaid assets	107,548	297,444
Accounts payable and accrued expenses	(32,487)	(68,120)
Income taxes payable	9,786	15,226
Purchase of investments in portfolio securities and commodity
derivative instruments	(14,756,788)	(3,294,585)
Proceeds from the redemption of investments in portfolio securities
and commodity derivative instruments	27,850,658	2,587,715
Purchase of investments in U.S. Treasury Bills	(30,600,288)	-

Net cash (used in) provided by operating activities	(11,601,199)	3,320,532

Cash flows from financing activities
Borrowings under revolving credit facilities	55,000,000	64,905,200
Repayments on revolving credit facility	(50,000,000)	(67,500,000)
Dividends paid	(3,893,076)	(3,676,794)

Net cash (used in) provided by financing activities	1,106,924	(6,271,594)

Net increase (decrease) in cash and cash equivalents	(10,494,275)	(2,951,062)
Cash and cash equivalents, beginning of period	68,456,908	108,288,217

Cash and cash equivalents, end of period	$57,962,633	$105,337,155

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2011
(Unaudited)

Portfolio Company	Energy Industry Segment	Investment (1) (2) (4)	Principal	Cost	Fair Value (3)
TARGETED INVESTMENTS
Control Investments - Majority Owned (50% or more owned)
Alden Resources, LLC (7)	Coal Production	Senior Secured	$16,497,033	$15,254,073	$15,154,073
		Multiple-Advance Term Loan - Tranche A
		(The greater of 12.00% or LIBOR +
		9.00% cash, due 1/05/2013)

		Senior Secured	25,254,049	19,519,841	19,519,841
		Multiple-Advance Term Loan - Tranche B
		(The greater of 12.00% or LIBOR +
		9.00% cash, 15.00% or LIBOR +
		12.00% PIK, due 1/05/2013) (9)

		Senior Secured	6,240,000	6,240,000	6,240,000
		Multiple-Advance Term Loan - Revolver
		(The greater of 12.00% or LIBOR +
		9.00% cash, 15.00% or LIBOR +
		12.00% PIK, due 1/05/2013)

		5.8 million Class E Units - entitled to		5,800,000	5,800,000
		100% of distributions of Alden Resources
		until payout, 80% after payout (8)

		Royalty Interest		2,473,687	13,200,000

BSR Holdings, LLC (7) (18)	Oil & Natural Gas	100% of membership interests of		-	-
	Production and Development	BSR Holdings, LLC (8)

DeanLake Operator, LLC (7)	Oil & Natural Gas	Class A membership interests - entitled to 100%		14,050,255	3,500,000
	Production and Development	of distribution of DeanLake Operator, LLC
		until payout, 80% after payout (8)

		Overriding Royalty Interest		17,502	50,000

Gatliff Services, LLC (7)	Coal Processing	Senior Secured	13,212,445	13,212,445	13,212,445
		Multiple-Advance Term Loan
		(8.00% during construction, 12.00%
		after completion, due 9/30/2020)

		One Membership Unit - representing 100%		1,100,000	1,100,000
		ownership of Gatliff Services, LLC (8)

Rubicon Energy Partners,	Oil & Natural Gas	4,000 LLC Units representing		-	-
LLC (7)	Production and Development	50% ownership of the assets of
		Rubicon Energy Partners, LLC (8)

TierraMar Energy, LP (7)	Oil & Natural Gas	212,637 Class A Preferred LP Units - entitled to		16,710,788	1,500,000
	Production and Development	100% of distribution of TierraMar Energy LP
		until payout, 67% after payout (8)

Subtotal Control Investments - Majority Owned (50% or more owned)				$94,378,591	$79,276,359

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2011
(Unaudited)
(continued)

Portfolio Company	Energy Industry Segment	Investment (1) (2) (4)	Principal	Cost	Fair Value (3)
TARGETED INVESTMENTS - Continued
Affiliate Investments - (5% to 25% owned)
BioEnergy Holding, LLC (7)	Alternative Fuels and	Senior Secured Notes	$16,662,326	$15,527,504	$7,763,752
	Specialty Chemicals	(15.00%, due 3/06/2015) (9)
		BioEnergy Holding Units - 11.1% of outstanding		1,296,771	-
		units of BioEnergy Holdings, LLC (8)
		Myriant Technologies Warrants (8) (13)		49,238	49,238
		Myriant Technologies Units - 0.59% of the		418,755	706,132
		outstanding units of Myriant Technologies, Inc.(8)

Bionol Clearfield, LLC (7) (11) (17)	Alternative Fuels and	Senior Secured Tranche C	4,950,000	4,950,000	2,475,000
	Specialty Chemicals	2nd Lien Term Loan (8)
		(LIBOR + 7.00% cash, LIBOR + 9.00%
		default, due 9/06/2016) (19)

Resaca Exploitation Inc.	Oil & Natural Gas	Senior Unsecured Term Loan	10,282,611	10,044,281	10,044,281
	Production and Development	(9.50% cash or 12.0% PIK,
		due on 12/31/2014) (7)

		Warrants (7) (8) (21)		250,000	250,000

		Common Stock (1,345,595 shares) - representing		3,235,254	2,206,777
		6.82% of outstanding common stock of
		Resaca Exploitation Inc. (6) (8) (14)

Subtotal Affiliate Investments - (5% to 25% owned)				$35,771,803	$23,495,180

Non-affiliate Investments - (Less than 5% owned)

Anadarko Petroleum Corporation	Oil & Natural Gas	Multiple-Advance Net Profits Interest	$9,433,760	$9,478,460	$9,778,459
2007-III Drilling Fund (7)	Production and Development	(Due 4/23/2032)

ATP Oil & Gas Corporation (7)	Oil & Natural Gas	Limited Term Royalty Interest		4,530,324	4,530,324
	Production and Development	(Dollar Denominated - 16.00% Return)

Black Pool Energy	Oil & Natural Gas	Senior Secured	17,609,600	17,509,047	17,509,047
Partners, LLC (7)	Production and Development	Multiple-Advance Term Loan
		(The greater of 15.00% or LIBOR +
		11.00% cash, due 10/24/2011)
		Overriding Royalty Interest		9,343	100,000
		Warrants (8) (15)		10,000	10,000

Chroma Exploration &	Oil & Natural Gas	10,930 Shares Series A Participating		2,221,710	100,000
Production, Inc. (7)	Production and Development	Convertible Preferred Stock (9)
		9,981 Shares Series AA Participating		2,089,870	650,000
		Convertible Preferred Stock (9)
		8.11 Shares Common Stock (8)		-	-
		Warrants (8) (10)		-	-

Crestwood Holdings, LLC (7)	Natural Gas	Senior Secured Term Loan	8,857,500	8,710,486	8,710,486
	Gathering and Processing	(The greater of 10.50% or LIBOR + 8.50%,
		due 10/01/2016)

Greenleaf Investments, LLC (7)	Oil & Natural Gas	Senior Secured	8,065,189	8,054,076	8,054,076
	Production and Development	Multiple-Advance Term Loan
		(The greater of 10.50% or LIBOR + 6.50%,
		due 4/30/2011)
		Overriding Royalty Interest		16,305	400,000

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2011
(Unaudited)
(continued)

Portfolio Company	Energy Industry Segment	Investment (1) (2) (4)	Principal	Cost	Fair Value (3)
TARGETED INVESTMENTS - Continued
Non-affiliate Investments - (Less than 5% owned) - Continued
GMX Resources, Inc. (6)	Oil & Natural Gas	Senior Convertible Notes	$4,661,000	$3,918,451	$4,352,209
	Production and Development	(5.00%, due 2/1/2013)

Nighthawk Transport I, LP (7)	Energy Services	LP Units (8) (20)		-	-
		Warrants (8) (20)		-	-

Pallas Contour Mining, LLC (7)	Coal Mining	Senior Secured	13,661,290	13,709,145	13,709,145
		Multiple-Advance Term Loan
		(14.00%, due 10/14/2015)

Powder River Acquisitions, LLC (7)	Oil & Natural Gas	Senior Secured	3,000,000	3,000,000	3,000,000
	Production and Development	Promissory Note
		(8.00%, due 9/30/2011)

Tammany Oil & Gas, LLC (7)	Oil & Natural Gas	Senior Secured	22,332,804	22,317,302	22,317,302
	Production and Development	Multiple-Advance Term Loan
		(The greater of 13.0% or LIBOR + 8.00%,
		due 9/30/2012)

		Overriding Royalty Interest		132,468	1,000,000
		After Pay-Out Overriding Royalty Interest (8) (16)		10,000	10,000
		Warrants (8) (12) (16)		10,000	10,000

Subtotal Non-affiliate Investments - (Less than 5% owned)				$95,726,987	$94,241,048

Subtotal Targeted Investments (86.55% of total investments)				$225,877,381	$197,012,587

GOVERNMENT SECURITIES (5)
U.S. Treasury Bills		U.S. Treasury Bills, 0.03%, due 04/28/2011	30,000,000	29,999,300	29,999,325
U.S. Treasury Bills		U.S. Treasury Bills, 0.025%, due 04/28/2011	601,000	600,988	600,989

Subtotal Government Securities (13.45% of total investments)				$30,600,288	$30,600,314

TOTAL INVESTMENTS				$256,477,669	$227,612,901

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2011
(Unaudited)
(continued)

NOTES TO CONSOLIDATED SCHEDULE OF INVESTMENTS

(1)	All of our investments are collateral for obligations under our credit facility.
(2)	Percentages represent interest rates in effect at the end of the period and due dates represent the contractual maturity dates.
(3)	Our Board of Directors determines, in good faith, the fair value of our investments.
(4)	All investments are in entities with primary operations in the United States of America.
(5)	Investments are level 1 securities hierarchy.
(6)	Investments are level 2 securities hierarchy.
(7)	Investments are level 3 securities hierarchy.
(8)	Non-income producing securities.
(9)	Non-accrual status.
(10)	Chroma warrants expire on April 5, 2012 and provide us the right to purchase 2,462 shares of common stock at a purchase price of $75.00 per share.
(11)	BioEnergy Holdings, LLC owns 100% of Bionol Clearfield, LLC.
(12)
Tammany Oil & Gas, LLC warrants expire five years after repayment of principal and interest and provide us the right to purchase approximately 20% of membership shares at the exercise price of approximately $17.61 per share.

(13)
Myriant Technologies, Inc. warrants expire on August 15, 2015 and provide us the right to purchase  32,680 units, representing membership interests of Myriant Technologies, Inc., at the  purchase price of $10.00 per unit.

(14)	Resaca Exploitation, Inc. stock trades on the Alternative Investment Market of the London Stock Exchange. On April 1, 2010, it began trading in U.S Dollars.
(15)	Black Pool warrants expire seven years after repayment of principal and interest and provide us the right to purchase approximately 25% of membership interest at the exercise price of $0.01 per unit.
(16)	Tammany Oil & Gas, LLC retains the right to repurchase the after pay-out ORRI and 10% warrants for $1,250,000 on or before September 30, 2011.
(17)	We issued a forbearance agreement to Bionol Clearfield, LLC on June 16, 2010 due to a default event.
(18)	Oil and gas assets owned by BSR Holdings, LLC were sold on October 13, 2010.
(19)
Bionol Clearfield, LLC (Bionol) has not paid scheduled interest payments since  March 10, 2010 due to a default event involving a Bionol customer, as per the terms of our credit agreement with Bionol.  Bionol and the customer are currently in arbitration and we do not know when or whether Bionol will be able to make its scheduled interest payments.

(20)
Due to insufficient recoveries in the liquidation under Nighthawk's voluntary petition under Chapter 7 of the United States Bankruptcy Code, we recognized a realized loss of our total remaining investment in Nighthawk notes in December 2009.  We retain ownership in warrants and units in Nighthawk and have assigned no value to that interest.

(21)
Resaca Exploitation, Inc. warrants expire 10 business days following termination of the credit agreement and entitle us to purchase up to 2,420,000 shares of Resaca common stock at a purchase price of $1.93 per share.

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2010

Portfolio Company	Energy Industry Segment	Investment (1) (2) (4)	Principal	Cost	Fair Value (3)
TARGETED INVESTMENTS
Control Investments - Majority Owned (50% or more owned)
Alden Resources, LLC (17)	Coal Production	Senior Secured	$16,497,033	$15,106,754	$15,006,754
		Multiple-Advance Term Loan - Tranche A
		(The greater of 12.00% or LIBOR +
		9.00% cash, due 1/05/2013) (18)

		Senior Secured	24,330,226	19,519,841	19,519,841
		Multiple-Advance Term Loan - Tranche B
		(The greater of 12.00% or LIBOR +
		9.00% cash, 15.00% or LIBOR +
		12.00% PIK, due 1/05/2013) (6)

		Senior Secured	3,000,000	3,000,000	3,000,000
		Multiple-Advance Term Loan - Revolver
		(The greater of 12.00% or LIBOR +
		9.00% cash, 15.00% or LIBOR +
		12.00% PIK, due 1/05/2013) (18)

		5.8 million Class E Units - entitled to		5,800,000	5,800,000
		100% of distributions of Alden Resources
		until payout, 80% after payout (5)

		Royalty Interest		2,486,020	10,300,000

BSR Holdings, LLC (15) (17)	Oil & Natural Gas	100% of membership interests of		-	-
	Production and Development	BSR Holdings, LLC.

DeanLake Operator, LLC (17)	Oil & Natural Gas	Class A membership interests - entitled to 100%		14,050,255	3,500,000
	Production and Development	of distribution of DeanLake Operator, LLC
		until payout, 80% after payout (5)

		Overriding Royalty Interest		17,622	50,000

Gatliff Services, LLC (17)	Coal Processing	Senior Secured	11,696,721	11,696,721	11,696,721
		Multiple-Advance Term Loan
		(8.00% during construction, 12.00%
		after completion, due 9/30/2020)

		One Membership Unit - representing 100%		1,100,000	1,100,000
		ownership of Gatliff Services, LLC (5)

Rubicon Energy Partners,	Oil & Natural Gas	4,000 LLC Units representing		-	-
LLC (17)	Production and Development	50% ownership of the assets of
		Rubicon Energy Partners, LLC (5)

TierraMar Energy, LP (17)	Oil & Natural Gas	212,637 Class A Preferred LP Units - entitled to		16,710,788	900,000
	Production and Development	100% of distribution of TierraMar Energy LP
		until payout, 67% after payout (5)

		Overriding Royalty Interest		14,909	100,000

Subtotal Control Investments - Majority Owned (50% or more owned)				$89,502,910	$70,973,316

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2010
(continued)

Portfolio Company	Energy Industry Segment	Investment (1) (2) (4)	Principal	Cost	Fair Value (3)
TARGETED INVESTMENTS - Continued
Affiliate Investments - (5% to 25% owned)
BioEnergy Holding, LLC (17)	Alternative Fuels and	Senior Secured Notes	$15,485,039	$14,302,570	$14,302,570
	Specialty Chemicals	(15.00%, due 3/06/2015)
		BioEnergy Holding Units - 11.1% of outstanding		1,296,771	1,296,771
		units of BioEnergy Holdings, LLC (5)
		Myriant Technologies Warrants (5) (10)		49,238	49,238
		Myriant Technologies Units - 1.9% of the		418,755	418,755
		outstanding units of Myriant Technologies, LLC (5)

Bionol Clearfield, LLC (8) (14) (17)	Alternative Fuels and	Senior Secured Tranche C	4,950,000	4,950,000	4,950,000
	Specialty Chemicals	2nd Lien Term Loan
		(LIBOR + 7.00% cash, LIBOR + 9.00%
		default, due 9/06/2016) (19)

Resaca Exploitation Inc.	Oil & Natural Gas	Senior Secured	10,000,000	9,893,740	9,893,740
	Production and Development	Revolving Credit Facility
		(The greater of 8.0% or LIBOR + 5.50%,
		due 7/01/2012) (17)
		Common Stock (1,345,595 shares) - representing		3,235,254	2,152,954
		6.84% of outstanding common stock of
		Resaca Exploitation Inc. (5) (11) (16)

Subtotal Affiliate Investments - (5% to 25% owned)				$34,146,328	$33,064,028

Non-affiliate Investments - (Less than 5% owned)

Anadarko Petroleum Corporation	Oil & Natural Gas	Multiple-Advance Net Profits Interest	$9,532,723	$9,586,637	$9,886,635
2007-III Drilling Fund (17)	Production and Development	(Due 4/23/2032)

ATP Oil & Gas Corporation (17)	Oil & Natural Gas	Limited Term Royalty Interest		6,548,318	6,548,318
	Production and Development	(Dollar Denominated - 16.00% Return)

Black Pool Energy	Oil & Natural Gas	Senior Secured	17,895,000	17,754,507	17,754,507
Partners, LLC (17)	Production and Development	Multiple-Advance Term Loan
		(The greater of 15.00% or LIBOR +
		11.00% cash, due 10/24/2011)
		Overriding Royalty Interest		9,750	100,000
		Warrants (5) (12)		10,000	10,000

Chroma Exploration &	Oil & Natural Gas	10,930 Shares Series A Participating		2,221,710	100,000
Production, Inc. (17)	Production and Development	Convertible Preferred Stock (6)
		9,981 Shares Series AA Participating		2,089,870	650,000
		Convertible Preferred Stock (6)
		8.11 Shares Common Stock (5)		-	-
		Warrants (5) (7)		-	-

Crestwood Holdings, LLC (17)	Natural Gas	Senior Secured Term Loan	9,000,000	8,836,125	8,836,125
	Gathering and Processing	(The greater of 10.50% or LIBOR + 8.50%,
		due 10/01/2016)

Greenleaf Investments, LLC (17)	Oil & Natural Gas	Senior Secured	8,587,076	8,543,239	8,543,239
	Production and Development	Multiple-Advance Term Loan
		(The greater of 10.50% or LIBOR + 6.50%,
		due 4/30/2011)
		Overriding Royalty Interest		20,785	400,000

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2010
(continued)

Portfolio Company	Energy Industry Segment	Investment (1) (2) (4)	Principal	Cost	Fair Value (3)
TARGETED INVESTMENTS - Continued
Non-affiliate Investments - (Less than 5% owned) - Continued
GMX Resources, Inc. (16)	Oil & Natural Gas	Senior Convertible Notes	$7,925,000	$6,532,576	$6,676,813
	Production and Development	(5.00%, due 2/1/2013)

Nighthawk Transport I, LP (17)	Energy Services	LP Units (5) (20)		-	-
		Warrants (5) (20)		-	-

Pallas Contour Mining, LLC (17)	Coal Mining	Senior Secured	14,411,290	14,459,867	14,459,867
		Multiple-Advance Term Loan
		(14.00%, due 10/14/2015)

Pioneer Natural Resources Co. (16)	Oil & Natural Gas	Senior Notes, 7.2%, due 2028	10,000,000	11,489,439	10,450,100
	Production and Development

Powder River Acquisitions, LLC (17)	Oil & Natural Gas	Senior Secured	3,000,000	3,000,000	3,000,000
	Production and Development	Promissory Note
		(8.00%, due 9/30/2011)

Tammany Oil & Gas, LLC (17)	Oil & Natural Gas	Senior Secured	23,607,804	23,590,041	23,590,041
	Production and Development	Multiple-Advance Term Loan
		(The greater of 13.0% or LIBOR + 8.00%,
		due 9/30/2012)

		Overriding Royalty Interest		139,193	1,000,000
		After Pay-Out Overriding Royalty Interest (5) (13)		10,000	10,000
		Warrants (5) (9) (13)		10,000	10,000

Subtotal Non-affiliate Investments - (Less than 5% owned)				$114,852,057	$112,025,645

TOTAL INVESTMENTS				$238,501,295	$216,062,989

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

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED FINANCIAL HIGHLIGHTS
(Unaudited)

	For The Three Months Ended
	March 31, 2011	March 31, 2010

Per Share Data (1)

Net asset value, beginning of period	$10.90	$11.10

Net investment income	0.14	0.11
Net realized and unrealized gain (loss) on portfolio securities
and commodity derivative instruments (3)	(0.29)	0.13

Net increase (decrease) in stockholders' equity (net assets)
resulting from operations	(0.15)	0.24

Dividends declared	(0.18)	(0.17)

Net asset value, end of period	$10.57	$11.17

Market value, beginning of period	$9.20	$8.13
Market value, end of period	$9.64	$8.52
Market value return (2)	6.73%	7.06%
Net asset value return (2)	(1.22)%	2.81%

Ratios and Supplemental Data
($ and shares in thousands)

Net assets, end of period	$228,574	$241,507
Average net assets	$232,150	$240,841
Common shares outstanding at the end of the period	21,628	21,628
Net investment income/average net assets (4)	5.24%	4.09%
Portfolio turnover rate	12.22%	1.07%
Total operating expenses/average net assets (4)	4.99%	5.13%

Additional ratios
Total operating expenses less management and
incentive fees and interest expense/average net assets (4)	2.12%	2.35%
Total operating expenses less management
and incentive fees/average net assets (4)	2.66%	2.88%
Net increase (decrease) in net assets resulting from
operations/average net assets (4)	(5.69)%	8.43%

(1)	Per Share Data is based on common shares outstanding at the end of the period.
(2)	Return calculations assume reinvestment of dividends and are not annualized.
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
March 31, 2011
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

Note 2:	Significant Accounting Policies

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

Use of Estimates

Preparing interim consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes to the consolidated financial statements.  Although we believe our estimates and assumptions are reasonable, actual results could differ from these estimates.  Interim results are not necessarily indicative of results for a full year.  You should read these unaudited consolidated financial statements in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Cash and Cash Equivalents

Cash and cash equivalents include short-term, liquid investments with an original maturity of three months or less in accounts such as demand deposit accounts, money market accounts, certain overnight investment sweep accounts and money market fund accounts.  We carry cash and cash equivalents on our books at cost, which approximates fair value.

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

Debt Securities: We record our investments in non-convertible debt securities at fair value, which generally approximates cost plus amortized original issue discount, or OID, to the extent that the estimated asset or enterprise value of the portfolio company exceeds the outstanding debt of the portfolio company.  We record our investments in convertible debt securities at fair value, which generally approximate the higher of: 1) cost plus amortized OID, to the extent that the estimated asset or enterprise value of the portfolio company equals or exceeds the outstanding debt of the portfolio company; and 2) our pro rata share, upon conversion, of the residual equity value of the portfolio company available after deducting all outstanding debt from its estimated enterprise value.  If the estimated asset or enterprise value is less than the sum of the value of our debt investment and all other debt securities of the portfolio company that rank equal to or senior to our debt investment, we reduce the value of the debt investment beginning with the junior-most debt investment such that the asset or enterprise value less the value of the outstanding debt that ranks equal to or senior to us is zero.  We record investments in debt securities at market value as of the valuation date to the extent that such market quotations are readily available.  We also compare each of our calculated amounts to the estimated current market values of comparable securities.

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

Payment-in-Kind Interest and Dividends

We may have investments in our portfolio that contain payment-in-kind, or PIK, provisions.  We compute PIK interest income or dividend income at the contractual rate specified in each investment agreement and add that amount to the principal balance of the investment.  For those investments with PIK interest or dividends, we calculate our income accruals on the principal balance plus any PIK amounts.  If the portfolio company’s asset valuation is not sufficient to cover the contractual interest, we will not accrue interest income or dividend income on the investment. To maintain our RIC status, we must pay out this non-cash income to stockholders in the form of dividends, even though we have not yet collected the cash. For the quarter ended March 31, 2011, PIK interest income was $1.5 million, net of a $0.9 million reserve. For the quarter ended March 31, 2010, PIK interest income was $1.7 million, net of a $0.8 million reserve.

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

Fee Income Recognition

Fee income primarily includes financial advisory, transaction structuring, loan administration, commitment and prepayment fees. Financial advisory fees represent amounts received for providing advice and analysis to companies and we recognize these fees as earned when such services are performed, provided collection is probable.  Transaction structuring fees represent amounts received for structuring, financing and executing transactions and are generally payable only if the transaction closes. We defer such fees and accrete these fees into interest income over the life of the loan using the effective interest method.  Commitment fees represent amounts received for committed funding and are generally payable whether or not the transaction closes.  We defer commitment fees on transactions that close within the commitment period and accrete these fees into interest income over the life of the loan using the effective interest method.  We record commitment fees on transactions that do not close in the month the commitment period expires.  Amendment fees represent amounts received for amending current investment terms or structures. We treat amendment fees as we treat commitment fees. We record amendment fees when the amendment is executed and accrete over the life of the loan using the effective interest method.  We recognize prepayment and loan administration fees when received.  For the quarter ended March 31, 2011, we accreted approximately $0.5 million of fee income, compared to $0.3 million for the quarter ended March 31, 2010.

Dividends

We record dividends to stockholders on the ex-dividend date.  We currently intend that our distributions each year will be sufficient to maintain our status as a RIC for federal income tax purposes and to eliminate federal excise tax liability.  We currently intend to make distributions to stockholders on a quarterly basis of substantially all of our net taxable income.  We also intend to make distributions of net realized capital gains, if any, at least annually.  However, we may in the future decide to retain such capital gains for investment and designate such retained dividends as a deemed distribution.  Each quarter, our Manager estimates our annual taxable earnings.  The Board of Directors considers this estimate and determines the distribution amount, if any.  We generally declare our dividends each quarter and pay them shortly thereafter.

The following table summarizes our recent distribution history:

Distribution History
Declaration Date	Amount	Record Date	Payment Date
March 10, 2009	$0.20	March 31, 2009	April 10, 2009
June 11, 2009	$0.12	June 30, 2009	July 10, 2009
September 10, 2009	$0.15	September 30, 2009	October 9, 2009
December 3, 2009	$0.17	December 31, 2009	January 7, 2010
March 10, 2010	$0.17	March 31, 2010	April 9, 2010
June 15, 2010	$0.17	June 30, 2010	July 9, 2010
September 14, 2010	$0.17	September 30, 2010	October 8, 2010
December 14, 2010	$0.18	December 31, 2010	January 7, 2011
March 9, 2011	$0.18	March 31, 2011	April 8, 2011

We have established an “opt out” dividend reinvestment plan for our common stockholders.  As a result, if we declare a dividend, our plan agent automatically reinvests a stockholder’s cash dividend in additional shares of our common stock unless the stockholder, or his or her broker, specifically “opts out” of the dividend reinvestment plan and elects to receive cash dividends. It is customary practice for many brokers to “opt out” of dividend reinvestment plans on behalf of their clients unless specifically instructed otherwise.  As of April 8, 2011, the date of the most recent dividend payment, holders of 2,237,186 shares, or approximately 10.3% of the 21,628,202 outstanding common shares, participated in our dividend reinvestment plan.

The plan agent of our dividend reinvestment plan purchases shares in the open market for credit to the accounts of plan participants unless the average of the closing sales prices for the shares for the five days immediately preceding the payment date exceeds 110% of the most recently reported net asset value per share.

The table below summarizes recent participation in our dividend reinvestment plan:

Dividend Reinvestment Plan Participation

		Percentage of			Common Stock Dividends
	Participating	Outstanding	Total		Purchased in	Purchased
Dividend	Shares	Shares	Distribution	Cash Dividends	Open Market (1)	Price
March 2009	2,179,204	10.1%	$4,325,640	$3,889,799	$435,841	$6.4340
June 2009	1,889,207	8.7%	$2,595,384	$2,368,679	$226,705	$5.7848
September 2009	2,306,518	10.7%	$3,244,230	$2,898,252	$345,978	$7.6243
December 2009	2,372,306	11.0%	$3,676,794	$3,273,502	$403,292	$8.8884
March 2010	2,343,298	10.8%	$3,676,794	$3,278,433	$398,361	$7.7955
June 2010	2,262,290	10.5%	$3,676,794	$3,292,205	$384,589	$7.7944
September 2010	2,256,691	10.4%	$3,676,794	$3,293,157	$383,637	$9.7349
December 2010	2,768,595	12.8%	$3,893,076	$3,394,729	$498,347	$9.4803
March 2011	2,237,186	10.3%	$3,893,076	$3,490,383	$402,693	$9.5432

(1)  Our transfer agent purchases or issues shares in the following month.

Income Taxes

We currently qualify as a RIC for federal income tax purposes, which generally allows us to avoid paying corporate income taxes on income or gains that we distribute to our stockholders. We have distributed and intend to distribute sufficient dividends to eliminate taxable income. We may also be subject to federal excise tax if we do not distribute at least 98% of our investment company taxable income in any calendar year and 98.2% of our capital gains in any calendar year.  The Regulated Investment Company Modernization Act of 2010 increased a RIC’s required capital gain distribution to avoid excise tax from 98% to 98.2% beginning in 2011.  We currently intend that our distributions each year will be sufficient to maintain our status as a RIC for federal income tax purposes and to eliminate excise tax liability.

Certain of our wholly-owned subsidiaries have elected to be taxed as a corporation for federal income tax purposes. Each of these subsidiaries may hold one or more portfolio investments listed on our Consolidated Schedule of Investments. These taxable subsidiaries allow us to hold portfolio companies organized as limited liability corporations or other forms of pass-through entities and still satisfy the RIC tax requirement that at least 90% of our gross revenue for income tax purposes must consist of investment income. The IRS taxes the income of the limited liability corporations or other pass-through entities owned by our taxable subsidiaries and this tax is to the subsidiary only and does not flow through to the RIC. We do not consolidate the taxable subsidiaries for income tax purposes. We do consolidate the results of our taxable subsidiaries for financial reporting purposes and therefore our Consolidated Statement of Operations reflects income tax expense of those subsidiaries. We allocate a deferred tax asset valuation allowance to gross deferred tax assets among net investment income, realized capital gain (loss) on investments and unrealized gain (loss) on investments.  We record the changes in the allocation of the valuation allowance due to changes in the gross deferred tax assets in these categories on our Consolidated Statement of Operations. These changes may impact the provision (benefit) for taxes in a category in periods without other taxable activities.

Note 3:	Credit Facilities and Borrowings

Under the terms of our Amended and Restated Revolving Credit Agreement, or the Investment Facility, the lenders have agreed to extend revolving credit to us in an amount not to exceed $67.5 million.  We may increase the credit available to an amount not to exceed $175.0 million by obtaining additional commitments from existing lenders or new lenders. The total amount committed was $67.5 million and the amount outstanding was $25.0 million under the Investment Facility as of March 31, 2011.  By comparison, the total amount committed as of December 31, 2010 was $67.5 million and $50.0 million was outstanding under the Investment Facility.  The Investment Facility matures on August 31, 2012, and bears interest, at our option, at either (i) LIBOR plus 425 to 575 basis points, or (ii) the base rate plus 325 to 475 basis points, both based on our amounts outstanding.  We intend to use the proceeds from the Investment Facility to supplement our equity capital to make portfolio investments.  As of March 31, 2011, the interest rate on our outstanding balance of $25.0 million was 7.0% (Prime plus 375 basis points) and the average interest rate at March 31, 2011 was 7.0%.  We repaid the entire $25.0 million balance in April 2011.  In February 2010, we had a letter of credit in the amount of $2.7 million issued under the Investment Facility with respect to our investment in Alden Resources, LLC, or Alden. As of March 31, 2011, the letter of credit balance was $2.7 million but was not drawn.  As of March 31, 2011, the amount available to us under the Investment Facility was $39.8 million.

On March 31, 2011, we entered into a Treasury Secured Revolving Credit Agreement, or the Treasury Facility, among us, the lenders from time to time party thereto and SunTrust Bank, as administrative agent for the lenders.  Under the Treasury Facility, the lenders have agreed to extend revolving credit loans to us in an amount not to exceed $30.0 million.  We will use the proceeds from the Treasury Facility to facilitate the growth of our investment portfolio and provide flexibility in the sizing of our portfolio investments.  The Treasury Facility has a 364-day term and bears interest, at our option, at either (i) LIBOR plus 50 basis points or (ii) the base rate.  We have the right at any time to prepay the loans, in whole or in part, without premium or penalty.  As of March 31, 2011, $30.0 million was outstanding under the Treasury Facility and the interest rate was 3.25% (base rate).  At March 31, 2011, the average interest rate on our borrowings under the Treasury Facility was 3.25%.

Substantially all of our assets are collateral for the obligations under the Investment Facility.  Our investments in U.S. Treasury Bills are collateral for the obligations under the Treasury Facility.  In addition, our existing and future subsidiaries, other than special purpose subsidiaries and certain other subsidiaries are guarantors of the Investment Facility.  The Investment Facility and Treasury Facility contain affirmative and reporting covenants and certain financial ratio and restrictive covenants that apply to our subsidiaries and us.  The most restrictive covenants are:

•	maintaining a ratio of net asset value to consolidated total indebtedness (excluding net hedging liabilities) of not less than 2.25:1.0,
•	maintaining a ratio of net asset value to consolidated total indebtedness (including net hedging liabilities) of not less than 2.0:1.0,
•	maintaining a ratio of EBITDA (excluding revenue from cash collateral) to interest expense (excluding interest on loans under the Treasury Facility) of not less than 3.0:1.0, and
•	maintaining a ratio of collateral to the aggregate principal amount of loans under the Treasury Facility of not less than 1.02:1.0.

We were in compliance with these covenants as of March 31, 2011 and had not had any acts of default under the Investment Facility or the Treasury Facility.

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

The entire amount of the $1,333,288 management and incentive fees payable to our Manager as of March 31, 2011 consists of the base management fee for the quarter ended March 31, 2011.  By comparison, the entire amount of the $1,376,032 management and incentive fees payable to our Manager as of December 31, 2010 consisted of the base management fee for the quarter ended December 31, 2010.

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

We did not pay any Investment Income Incentive Fees for the first quarters of 2011 and 2010.

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

We did not pay any Capital Gains Fees for the first quarters of 2011 and 2010.

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

The agreement may be terminated at any time, without the payment of any penalty, by a vote of our Board of Directors or the holders of a majority of our shares on 60 days written notice to our Manager, and would automatically terminate in the event of its “assignment” (as defined in the 1940 Act).  The agreement may be terminated by either party without penalty upon not more than 60 days written notice to the other.

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

We owed $240,900 to our Administrator as of March 31, 2011 for expenses incurred on our behalf for the month of March 2011.  We include this amount in accounts payable and accrued expenses.  By comparison, we owed $238,618 to our Administrator as of December 31, 2010 for expenses incurred on our behalf for the month of December 2010.

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

When a “C” corporation qualifies to be taxed as a RIC, it is subject to corporate-level tax on appreciation inherent in its assets on the date it becomes a RIC (i.e., built-in gain) that it recognizes within the first 10 years of its RIC status. A RIC generally may use loss carryforwards arising in taxable years while it was a “C” corporation to reduce its net recognized built-in gain, although a RIC is not otherwise allowed to utilize such loss carryforwards. Because we intend to qualify as a RIC under Subchapter M of the Code for 2011and later years, it is uncertain whether we will fully utilize the tax benefit of our loss carryforward.  Thus, a valuation allowance fully offsets the RIC loss carryforwards.

Certain of our wholly-owned subsidiaries have elected to be taxed as a corporation for federal income tax purposes. The following of our consolidated subsidiaries are taxable entities: NGPC Asset Holdings, LP, NGPC Asset Holdings II, LP, NGPC Asset Holdings III, LP, NGPC Asset Holdings V, LP and NGPC Asset Holdings VI, LP, collectively NGPCAH.

The difference between the effective income tax rate of (0.25%) and the statutory federal tax rate of 34% for the three months ended March 31, 2011 is primarily attributable to RIC investment company taxable income that generally will not be subject to federal income tax and valuation allowances on deferred tax assets.

By comparison, the difference between the effective income tax rate of 0.30% and the statutory federal tax rate of 34% for the three months ended March 31, 2010 was primarily attributable to RIC investment company taxable income that generally will not be subject to federal income tax and valuation allowances on deferred tax assets.

Note 6:	Commitments and Contingencies

As of March 31, 2011, we had investments in or commitments to fund investments in nineteen portfolio companies totaling $239.2 million.  Of this total, $231.4 million was outstanding and $7.8 million remained committed and available to fund. Generally, these commitments have fixed expiration dates, currently through the year 2032, and we do not expect to fund the entire $7.8 million of commitments before they expire.  We do not report the unused portions of these commitments on our Consolidated Balance Sheets.  In February 2010, we arranged for a letter of credit issued under the Investment Facility with respect to our investment in Alden. As of March 31, 2011, the letter of credit balance was $2.7 million but was not drawn.  In addition, we have continuing obligations under the investment advisory agreement with our Manager and under the administration agreement with our Administrator.  The agreements provide that, absent willful misfeasance, bad faith or gross negligence in the performance of its duties or the reckless disregard of its duties and obligations, our Manager, our Administrator and its officers, managers, agents, employees, controlling persons, members and any other person or entity affiliated with them will be entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of our Manager’s or Administrator’s services under the agreements or otherwise as our investment adviser or administrator. The agreements also provide that our Manager, our Administrator and their affiliates will not be liable to us or any stockholder for any error of judgment, mistake of law, any loss or damage with respect to any of our investments or any action taken or omitted to be taken by our Manager or our Administrator in connection with the performance of any of their duties or obligations under the agreements or otherwise as investment adviser or administrator to us, except to the extent specified in Section 36(b) of the 1940 Act concerning loss resulting from a breach of fiduciary duty with respect to the receipt of compensation for services. In the normal course of business, we enter into a variety of undertakings containing a variety of representations that may expose us to some risk of loss.  We do not expect significant losses, if any, from such undertakings.

Note 7:	Reclassifications

GAAP requires adjustments to certain components of net assets to reflect permanent differences between financial and tax reporting. These reclassifications have no effect on total net assets or net asset value per share. Permanent differences between financial and tax reporting for the current year are generally not quantifiable until the end of the year. The table below summarizes the reclassifications from undistributed net investment income (loss), undistributed net realized capital gain (loss), and paid-in capital in excess of par for the year ended December 31, 2010. These reclassifications are primarily due to operating losses, return of capital distributions, reclassification of the distribution of dividends paid, non-deductible meal expenses, non-deductible excise taxes and income and expenses from wholly-owned subsidiaries.

Year	Undistributed Net Investment Income (Loss)	Undistributed Net Realized Capital Gain (Loss)	Paid-in Capital in Excess of Par
2010	$779,934	$604,326	$(1,384,260)

Note 8:	Investments and Fair Value

Investments consisted of the following as of March 31, 2011 and December 31, 2010:

	March 31, 2011
		% of		% of
	Cost	total	Fair Value	total
Investments
Long term investments
Senior secured debt	$148,003,919	57.7%	$137,665,167	60.5%
Senior unsecured debt	10,044,281	3.9%	10,044,281	4.4%
Senior convertible notes	3,918,451	1.5%	4,352,209	1.9%
Royalty interests	2,659,305	1.0%	14,760,000	6.5%
Limited term royalties	4,530,324	1.8%	4,530,324	2.0%
Net profits interests	9,478,460	3.7%	9,778,459	4.3%
Membership and partnership units	39,376,569	15.4%	12,606,132	5.6%
Participating preferred stock	4,311,580	1.7%	750,000	0.3%
Common stock	3,235,254	1.3%	2,206,777	1.0%
Warrants	319,238	0.1%	319,238	0.1%

Total long term investments	225,877,381	88.1%	197,012,587	86.6%
Short term investments
U.S. Treasury Bills	30,600,288	11.9%	30,600,314	13.4%

Total investments	$256,477,669	100.0%	$227,612,901	100.0%

	December 31, 2010
		% of		% of
	Cost	total	Fair Value	total
Investments
Senior secured debt	$154,653,405	64.9%	$154,553,405	71.6%
Senior convertible notes	6,532,576	2.7%	6,676,813	3.1%
Senior corporate notes	11,489,439	4.8%	10,450,100	4.9%
Royalty interests	2,698,279	1.1%	11,960,000	5.5%
Limited term royalties	6,548,318	2.8%	6,548,318	3.0%
Net profits interests	9,586,637	4.0%	9,886,635	4.6%
Membership and partnership units	39,376,569	16.5%	13,015,526	6.0%
Participating preferred stock	4,311,580	1.8%	750,000	0.3%
Common stock	3,235,254	1.4%	2,152,954	1.0%
Warrants	69,238	0.0%	69,238	0.0%

Total investments	$238,501,295	100.0%	$216,062,989	100.0%

The following three broad categories comprise the hierarchy that prioritizes the inputs to valuation techniques used to measure fair value:

•	Level 1 — Quoted unadjusted prices for identical instruments in active markets to which we have access at the date of measurement.

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

The following tables set forth by level within the fair value hierarchy our financial assets that we accounted for at fair value on a recurring basis as of March 31, 2011 and December 31, 2010. Fair value accounting classifies financial assets and liabilities in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.   We did not have any liabilities measured at fair value on a recurring basis at March 31, 2011 or December 31, 2010.

	Fair Value Measurements as of March 31, 2011
			Prices with
		Quoted Prices	Observable
		in Active	Market	Unobservable
		Markets	Inputs	Inputs
Assets at Fair Value	Total	(Level 1)	(Level 2)	(Level 3)

Long term investments
Control investments
Senior secured debt	$54,126,359	$-	$-	$54,126,359
Royalty interests	13,250,000	-	-	13,250,000
Membership and partnership units	11,900,000	-	-	11,900,000
Total control investments	79,276,359	-	-	79,276,359

Affiliate investments
Senior secured debt	10,238,752	-	-	10,238,752
Senior unsecured debt	10,044,281	-	-	10,044,281
Equity
Common stock	2,206,777	-	2,206,777	-
Membership and partnership units	706,132	-	-	706,132
Warrants	299,238	-	-	299,238
Sub-total equity	3,212,147	-	2,206,777	1,005,370
Total affiliate investments	23,495,180	-	2,206,777	21,288,403

Non-affiliate investments
Senior secured debt	73,300,056	-	-	73,300,056
Senior convertible notes	4,352,209	-	4,352,209	-
Royalty interests	1,510,000	-	-	1,510,000
Limited term royalties	4,530,324	-	-	4,530,324
Net profits interests	9,778,459	-	-	9,778,459
Equity
Participating preferred stock	750,000	-	-	750,000
Warrants	20,000	-	-	20,000
Sub-total equity	770,000	-	-	770,000
Total non-affiliate investments	94,241,048	-	4,352,209	89,888,839

Total long term assets	197,012,587	-	6,558,986	190,453,601

Short term investments U.S. Treasury Bills	30,600,314	30,600,314	-	-

Total assets at fair value	$227,612,901	$30,600,314	$6,558,986	$190,453,601

	Fair Value Measurements as of December 31, 2010

			Prices with
		Quoted Prices	Observable
		in Active	Market	Unobservable
		Markets	Inputs	Inputs
Assets at Fair Value	Total	(Level 1)	(Level 2)	(Level 3)

Long term investments
Control investments
Senior secured debt	$49,223,316	$-	$-	$49,223,316
Royalty interests	10,450,000	-	-	10,450,000
Membership and partnership units	11,300,000	-	-	11,300,000
Total control investments	70,973,316	-	-	70,973,316

Affiliate investments
Senior secured debt	29,146,310	-	-	29,146,310
Equity
Common stock	2,152,954	-	2,152,954	-
Membership and partnership units	1,715,526	-	-	1,715,526
Warrants	49,238	-	-	49,238
Sub-total equity	3,917,718	-	2,152,954	1,764,764
Total affiliate investments	33,064,028	-	2,152,954	30,911,074

Non-affiliate investments
Senior secured debt	76,183,779	-	-	76,183,779
Senior convertible notes	6,676,813	-	6,676,813	-
Senior corporate notes	10,450,100	-	10,450,100	-
Royalty interests	1,510,000	-	-	1,510,000
Limited term royalties	6,548,318	-	-	6,548,318
Net profits interests	9,886,635	-	-	9,886,635
Equity
Participating preferred stock	750,000	-	-	750,000
Warrants	20,000	-	-	20,000
Sub-total equity	770,000	-	-	770,000
Total non-affiliate investments	112,025,645	-	17,126,913	94,898,732

Total assets at fair value	$216,062,989	$-	$19,279,867	$196,783,122

The following table presents a roll-forward of the changes in the fair value during the three-month period ended March 31, 2011 for all investments for which we determine fair value using unobservable (Level 3) factors.  During the three-month period ended March 31, 2011, none of the investments in portfolio companies changed between the categories of Control Investments – Majority Owned, Affiliate Investments and Non-Affiliate Investments. There were no transfers between Levels 3, 2 or 1 during three-month period ended March 31, 2011.

Rollforward of First Quarter 2011 Assets at Fair Value Using Unobservable Inputs (Level 3)

	Control	Affiliate	Non-affiliate	Total
	Investments	Investments	Investments	Investments

Fair value December 31, 2010
Senior secured debt	$49,223,316	$29,146,310	$76,183,779	$154,553,405
Royalty interests	10,450,000	-	1,510,000	11,960,000
Net profits interests	-	-	9,886,635	9,886,635
Membership and partnership units	11,300,000	1,715,526	-	13,015,526
Warrants	-	49,238	20,000	69,238
Limited term royalties	-	-	6,548,318	6,548,318
Participating preferred stock	-	-	750,000	750,000
Total fair value December 31, 2010	70,973,316	30,911,074	94,898,732	196,783,122

Net amortization of premiums, discounts and fees
Senior secured debt	147,319	153,907	90,000	391,226
Senior unsecured debt	-	11,670	-	11,670
Royalty interests	(12,638)	-	(11,613)	(24,251)
Net profits interests	-	-	(9,213)	(9,213)
Total net amortization of premiums, discounts and fees	134,681	165,577	69,174	369,432

Net realized gains (losses)
Royalty interests	81,275	-	-	81,275
Total realized gains (losses)	81,275	-	-	81,275

Net unrealized gains (losses)
Senior secured debt	-	(10,238,752)	-	(10,238,752)
Royalty interests	2,827,363	-	11,613	2,838,976
Membership and partnership units	600,000	(1,009,394)	-	(409,394)
Total net unrealized gains (losses)	3,427,363	(11,248,146)	11,613	(7,809,170)

Purchases
Senior secured debt	4,755,724	-	1,064	4,756,788
Senior unsecured debt	-	9,750,000	-	9,750,000
Warrants	-	250,000	-	250,000
Total purchases	4,755,724	10,000,000	1,064	14,756,788

Payment-in-kind
Senior secured debt	-	1,177,287	-	1,177,287
Senior unsecured debt	-	282,611	-	282,611
Total payment-in-kind	-	1,459,898	-	1,459,898

Sales and repayments
Senior secured debt	-	(10,000,000)	(2,974,787)	(12,974,787)
Royalty interests	(96,000)	-	-	(96,000)
Net profits interests	-	-	(98,963)	(98,963)
Limited term royalties	-	-	(2,017,994)	(2,017,994)
Total sales and repayments	(96,000)	(10,000,000)	(5,091,744)	(15,187,744)

Fair value March 31, 2011
Senior secured debt	54,126,359	10,238,752	73,300,056	137,665,167
Senior unsecured debt	-	10,044,281	-	10,044,281
Royalty interests	13,250,000	-	1,510,000	14,760,000
Net profits interests	-	-	9,778,459	9,778,459
Membership and partnership units	11,900,000	706,132	-	12,606,132
Warrants	-	299,238	20,000	319,238
Limited term royalties	-	-	4,530,324	4,530,324
Participating preferred stock	-	-	750,000	750,000
Total fair value March 31, 2011	$79,276,359	$21,288,403	$89,888,839	$190,453,601

Rollforward of First Quarter 2010 Assets at Fair Value Using Unobservable Inputs (Level 3)

	Control	Affiliate	Non-affiliate	Commodity Derivative	Total
	Investments	Investments	Investments	Instruments	Investments

Fair value December 31, 2009
Senior secured debt	$48,019,620	$25,692,581	$53,364,835	$-	$127,077,036
Senior corporate notes	-	-	9,062,200	-	9,062,200
Royalty interests	5,830,000	-	1,500,000	-	7,330,000
Net profits interests	-	-	11,012,799	-	11,012,799
Common stock	-	4,086,834	-	-	4,086,834
Membership and partnership units	18,600,000	1,715,526	-	-	20,315,526
Warrants	-	84,004	10,000	-	94,004
Limited term royalties	-	-	20,577,744	-	20,577,744
Participating preferred stock	-	-	500,000	-	500,000
Commodity derivative instruments	-	-	-	49,000	49,000
Total fair value December 31, 2009	72,449,620	31,578,945	96,027,578	49,000	200,105,143

Net amortization of premiums, discounts and fees
Senior secured debt	125,886	56,033	110,673	-	292,592
Senior corporate notes	-	-	(12,323)	-	(12,323)
Royalty interests	(6,501)	-	(19,375)	-	(25,876)
Net profits interests	-	-	(7,409)	-	(7,409)
Limited term royalties	-	-	(3,215,415)	-	(3,215,415)
Total net amortization of premiums, discounts and fees	119,385	56,033	(3,143,849)	-	(2,968,431)

Net unrealized gains (losses)
Senior corporate notes	-	-	366,523	-	366,523
Royalty interests	6,501	-	19,375	-	25,876
Net profits interests	-	-	(50,000)	-	(50,000)
Common stock	-	558,719	-	-	558,719
Limited term royalties	-	-	1,746,991	-	1,746,991
Participating preferred stock	-	-	250,000	-	250,000
Commodity derivative instruments	-	-	-	(18,900)	(18,900)
Total net unrealized gains (losses)	6,501	558,719	2,332,889	(18,900)	2,879,209

Purchases
Senior secured debt	2,046,172	1,247,220	-	-	3,293,392
Net profits interests	-	-	1,193	-	1,193
Total purchases	2,046,172	1,247,220	1,193	-	3,294,585

Payment-in-kind
Senior secured debt	813,770	917,719	-	-	1,731,489
Total payment-in-kind	813,770	917,719	-	-	1,731,489

Sales and repayments
Senior secured debt	-	(12,500)	(766,105)	-	(778,605)
Net profits interests	-	-	(349,890)	-	(349,890)
Limited term royalties	-	-	(1,429,120)	-	(1,429,120)
Total sales and repayments	-	(12,500)	(2,545,115)	-	(2,557,615)

Settlements
Commodity derivative instruments	-	-	-	(30,100)	(30,100)
Total settlements	-	-	-	(30,100)	(30,100)

Fair value March 31, 2010
Senior secured debt	51,005,448	27,901,053	52,709,403	-	131,615,904
Senior corporate notes	-	-	9,416,400	-	9,416,400
Royalty interests	5,830,000	-	1,500,000	-	7,330,000
Net profits interests	-	-	10,606,693	-	10,606,693
Common stock	-	4,645,553	-	-	4,645,553
Membership and partnershup units	18,600,000	1,715,526	-	-	20,315,526
Warrants	-	84,004	10,000	-	94,004
Limited term royalties	-	-	17,680,200	-	17,680,200
Participating preferred stock	-	-	750,000	-	750,000
Total fair value March 31, 2010	$75,435,448	$34,346,136	$92,672,696	$-	$202,454,280

Note 9:	Commodity Derivative Instruments

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

We acquired a limited term royalty interest from ATP Oil & Gas Corporation, or ATP, and received royalty payments from this investment based on crude oil and natural gas production and prices. As a result, fluctuations in crude oil and natural gas prices exposed our investment to price risks. As of September 4, 2008, we had entered into option contracts to manage the price risk associated with these royalty payments. We decided not to designate these instruments as hedging instruments for financial accounting purposes. We recognized the change in the instruments’ fair value currently on the Consolidated Statements of Operations as net increase (decrease) in unrealized appreciation (depreciation) on portfolio securities, corporate notes and commodity derivative instruments.  The realized gains (losses) on commodity derivatives consist of revenues received on favorable expired options less the cost of all expired positions, and we recognized these gains in investment income.

All of our commodity derivative instruments were expired as of January 31, 2010.

The components of gains (losses) on commodity derivative instruments are as follows:

	For the Three Months Ended March 31,
	2011	2010

Unrealized losses on commodity derivatives	$-	$(18,900)
Realized gains on commodity derivatives	-	16,079

Net losses on commodity derivative instruments	$-	$(2,821)

Note 10:	Recent Accounting Pronouncements

During the quarter ended March 31, 2011, there were no new accounting pronouncements or updates to recently issued accounting pronouncements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010 that affect our results of operations, financial condition, liquidity or disclosures.

Note 11:	Subsequent Events

On April 6, 2011, we repaid the entire $25.0 million balance on our Investment Facility.

On April 28, 2011, we closed a $13.5 million Senior Secured Credit Facility, or the Facility, with Spirit Resources, LLC, or Spirit, a private oil and gas company based in Fort Worth, Texas. We acted as agent and sole lender for the Facility. Initial availability under the Facility is $12.3 million with approximately $5.2 million funded at closing. The Facility is secured by first liens on substantially all of Spirit’s assets and pays interest at a rate of 12.0% per annum. As partial consideration for providing the Facility, we received warrants to purchase equity interests in Spirit. Spirit used proceeds from the Facility to acquire and develop oil and gas properties in Texas and Oklahoma.

On April 29, 2011, Greenleaf Investments, LLC, or Greenleaf, repaid its entire $8.1 million Senior Secured Multiple Advance Term Loan.  Concurrently, we sold our overriding royalty interest in Greenleaf for $1.0 million, resulting in a realized capital gain of approximately $1.0 million, which we will record in the quarter ending June 30, 2011, when we also will reverse approximately $0.4 million of previously recorded unrealized appreciation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following analysis of our financial condition and results of operations in conjunction with management’s discussion and analysis contained in our 2010 Annual Report on Form 10-K, as well as our consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q.

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

•	uncertainties associated with the timing of transaction closings;
•	changes in the prospects of our portfolio companies;
•	changes in interest rates;
•	changes in regional, national or international economic conditions and their impact on the industries in which we invest;
•	continued disruption of credit and capital markets;
•	the future operating results of our portfolio companies and their ability to achieve their objectives;
•	changes in the conditions of the industries in which we invest;
•	the adequacy of our cash resources and working capital;
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	the ability of our Manager to locate suitable investments for us and to monitor and administer the investments; and
•	other factors enumerated in our filings with the Securities and Exchange Commission, or SEC.

We may use words such as “anticipates,” “believes,” “expects,” “intends,” “will,” “should,” “may” and similar expressions to identify forward-looking statements.  We base such statements on currently available operating, financial and competitive information and they are subject to various risks and uncertainties that could cause actual results to differ materially from our historical experience and present expectations.  You should not place undue reliance on such forward-looking statements; as such statements speak only as of the date on which we make such statements.  You should read the additional information regarding these and other risks and uncertainties contained in our periodic filings with the SEC.

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

Our level of investment activity can and does vary substantially from period to period depending on many factors.  Some of these factors are:  the amount of debt and equity capital available to energy companies, the level of acquisition and divestiture activity for such companies, the level and volatility of energy commodity prices, the general economic environment and the competitive environment for the types of investments we make, and our own ability to raise capital to fund our investments, both through issuance of debt and equity securities.  While we currently have capital available to invest, we do not have unlimited capital.  We remain committed to our underwriting and investment disciplines in selectively investing in appropriate risk-reward opportunities within the energy sector.

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

We record investments in securities for which market quotations are readily available at such market quotations as of the valuation date.  For investments in securities for which market quotations are unavailable, or which have various degrees of trading restrictions, the investment team of our Manager prepares valuation analyses, using both the market approach and the income approach.  See “Note 2: Significant Accounting Polices” for additional discussion.

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

Investment Activity

On January 7, 2011, we closed a $10 million participation in a $20 million Term Loan, or the Resaca Term Loan, issued by Resaca Exploitation, Inc., or Resaca.  The Resaca Term Loan earns cash interest of 9.5% (12% for PIK interest), is unsecured and entitles us to purchase up to 2.42 million additional shares of Resaca common stock. Resaca used the proceeds from the Resaca Term Loan and a new revolving credit facility to repay its existing revolving credit facility and to provide capital for additional development of its properties.

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

On March 14, 2011, GMX Resources Inc., or GMX, completed its tender offer for $50.0 million of its then outstanding 2013 notes at face value.  We elected to participate in this tender offer and sold 41.2% of our holdings to GMX for net proceeds of $3.3 million.  Excluding the interest received on the investment, our approximate return on the successfully tendered 2013 notes was a 57.0% internal rate of return and a 1.24x return on investment.

On March 17, 2011, TierraMar Energy LP, or TierraMar, sold substantially all its assets to a third party for cash consideration of $1.0 million.  The transaction closed on March 31, 2011.  We estimate that TierraMar will receive approximately $150,000 for additional net revenues due through the April 1, 2011 effective date.  Combined with cash on hand in TierraMar, we expect our full realization to be approximately $1.5 million.

On March 28, 2011, we sold our entire position in Pioneer Natural Resources Co., or PXD, at a price of 103.50 for total proceeds of $10,502,000 including accrued interest and a net loss of $1.1 million.

For the quarter ended March 31, 2011, portfolio investments decreased by a net amount of $13.6 million.  We funded $14.8 million to existing portfolio companies and received repayments of $28.4 million from existing investments.

Following these transactions, we had nineteen portfolio companies in our investment portfolio.  The fair values of these investments totaled $197.0 million as of March 31, 2011 and were invested as follows:

•	69.9% in senior secured debt,
•	5.1% in senior unsecured debt,
•	2.2% in senior convertible notes,
•	7.5% in royalty interests,
•	0.4% in participating preferred stock,
•	1.1% in common stock,
•	6.4% in membership and partnership units,
•	5.0% in net profits interests,
•	2.3% in limited term royalty interests, and
•	0.1% in warrants.

Results of Operations

Investment Income

Investment income for the quarter ended March 31, 2011 was $6.6 million, comprised of $5.8 million in interest from targeted investments in fifteen of our portfolio companies and $0.8 million from net royalty income and other income.  This compares to investment income for the quarter ended March 31, 2010 of $5.2 million, with $5.1 million attributable to interest from targeted investments in eleven portfolio companies and $0.1 million net income attributable to net royalty income and other income.  The $1.4 million increase in investment income for the first quarter of 2011 compared to the first quarter of 2010 is from higher net royalty income and other income of $0.7 million and higher interest income on targeted investments of $0.7 million.

Our total targeted portfolio balance decreased on a cost basis by approximately $27.3 million from $253.2 million at March 31, 2010 to $225.9 million at March 31, 2011.  The balance of non-accruing and non-income producing investments on a cost basis was approximately $87.2 million at March 31, 2011, compared to $102.4 million at March 31, 2010.  The balance of non-accruing and non-income producing investments on a fair value basis decreased from approximately $50.9 million at March 31, 2010 to approximately $45.7 million at March 31, 2011.  The decrease in non-accruing and non-income producing investments was largely due to the sale of our interests in Formidable, LLC in October 2010, partially offset by the addition of our investments in BioEnergy Holdings, LLC, or BioEnergy, and Bionol Clearfield, LLC, or Bionol, to non-accrual status as of March 31, 2011.  Although LIBOR rates remained low during the first quarter of 2011, they had a minimal effect on our targeted investment income because of LIBOR floors established for new portfolio companies and certain other existing portfolio companies during 2011 and 2010.  Additionally, the continued downward pressure on U.S. Treasury Bill interest rates during 2011 and 2010 reduced interest from cash and cash equivalents.

At March 31, 2011, the weighted average yield on targeted portfolio investments, exclusive of capital gains, was 9.20%.   Four investments totaling $44.3 million on a cost basis (Alden Tranche B, $19.5 million; BioEnergy, $15.5 million; Bionol, $5.0 million and Chroma Exploration & Production, Inc., $4.3 million) are currently on non-accrual status, down from $62.6 million at March 31, 2010.  Investments totaling $42.9 million on a cost basis are non-income producing and include equity investments in TierraMar preferred units, DeanLake Operator, LLC preferred units, Resaca common stock, Alden class E units, Gatliff Services, LLC units and warrants and units associated with our investment in BioEnergy.

The weighted average yield of all investments at March 31, 2011, including interest earned on U.S. Treasury Bills, was 8.11%.  By comparison, including our investment in corporate notes, at March 31, 2010, the weighted average yield on targeted portfolio investments, exclusive of capital gains, was 7.16%.

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

Operating Expenses

For the quarter ended March 31, 2011, operating expenses were $2.9 million compared to $3.0 million for the quarter ended March 31, 2010.  Investment advisory and management fees were $1.3 million for both periods. Insurance expenses, administrative services fees, professional fees, director’s fees and other general and administrative expenses of $1.3 million for the quarter ended March 31, 2011 were $0.1 million lower than the same period of 2010 primarily due to decreased professional fees.  Credit facility interest expense and fees were $0.3 million for both periods as borrowing levels and interest rates were consistent.

Operating expenses for the three-month period include our allocable portion of the total organizational and operating expenses incurred by us, our Manager and our Administrator, as determined by our Board of Directors and representatives of our Manager and our Administrator.  According to the terms of the investment advisory agreement, we calculate the base management fee quarterly as 0.45% of the average of our total assets as of the end of the two previous quarters.  Other general and administrative expenses include our allocated share of employee, facilities, stockholder services and marketing costs.

Net Investment Income before Income Taxes

For the quarter ended March 31, 2011, net investment income before income taxes was $3.7 million compared to $2.1 million for the quarter ended March 31, 2010.  The 73% increase was primarily due to a $1.0 million net increase in royalty income due to higher royalties and lower depletion expenses. Interest income increased by $0.7 million, offset by a $0.3 million decrease in fee income.

Net Realized Gains

For the quarter ended March 31, 2011, we recognized net realized capital losses of $0.5 million resulting from a $1.1 million loss on the sale of our senior notes of PXD, partially offset by a $0.5 million gain on the sale of GMX Senior Convertible Notes. We also recorded $0.1 million gain on the sale of our overriding royalty interest in TierraMar.  We did not have any net realized capital gains or losses for the quarter ended March 31, 2010.

Unrealized Appreciation or Depreciation on Investments

For the quarter ended March 31, 2011, the increase in net unrealized depreciation after income tax benefit of $0.7 million was $5.7 million due to decreases in targeted portfolio fair values because of changes in the estimated current market values of underlying assets.

For the quarter ended March 31, 2010, the decrease in net unrealized depreciation after income tax provision of $0.3 million was $2.6 million, comprised of a $2.9 million increase in targeted portfolio fair value less a tax provision of $0.3 million resulting from routine quarterly valuation allowance reallocation.

While, in general, current capital and commodity markets are more stable than during the prior eighteen months, conditions are such that it remains difficult to predict capital gains or losses or fluctuations in our portfolio values.

Net Increase or Decrease in Stockholders’ Equity from Operations

For the quarter ended March 31, 2011, we had a net decrease in stockholders’ equity (net assets) resulting from operations of $3.3 million, or $0.15 per share, compared to a net increase of $5.0 million, or $0.24 per share for the quarter ended March 31, 2010.  The $8.3 million or $0.39 per share net decrease was attributable to the $0.6 million increase in net investment income after income taxes offset by the $8.9 million increase in realized and unrealized depreciation on our investments during the first quarter of 2011, compared to the first quarter of 2010.

Financial Condition, Liquidity and Capital Resources

During the quarter ended March 31, 2011, we generated cash from operations, including interest earned on our portfolio securities and from cash and cash equivalents.  At March 31, 2011, we had cash and cash equivalents of $58.0 million.  The amount outstanding on our Investment Facility at March 31, 2011 was $25.0 million and an additional $39.8 million was available. We repaid the $25.0 million Investment Facility balance in April 2011.  As of March 31, 2011, our Treasury Facility was fully drawn at $30.0 million.

Our net cash used in operating activities for the three months ended March 31, 2011 was $11.6 million, $14.9 million less than the $3.3 million net cash provided by operating activities for the three months ended March 31, 2010.  This decrease was primarily due to higher purchases of investments in portfolio securities and U.S. Treasury Bills offset by higher redemptions of investments in portfolio securities.  Purchases of portfolio securities were $14.8 million during the first quarter of 2011, an increase of $11.5 million compared to the $3.3 million in purchases for the first quarter of 2010.  The higher purchases in 2011 included Resaca, $10.0 million; Alden, $3.2 million; and Gatliff Services, LLC, $1.5 million.  Additionally, we purchased $30.6 million of U.S. Treasury Bills, associated with our new Treasury Facility agreement with SunTrust.  By comparison, purchases for this period in 2010 included Alden, $2.0 million and BioEnergy, $1.2 million.  The higher purchases in 2011 were offset by a $25.8 million increase in redemptions of investments in portfolio securities, to $28.4 million in 2011 from $2.6 million in 2010.  Primarily, the higher redemptions in 2011 included Resaca, $10.0 million; PXD, $10.0 million; GMX, $3.3 million; ATP, $2.0 million; and Tammany Oil & Gas, LLC, $1.3 million. By comparison, redemptions in 2010 included ATP, $1.4 million; Greenleaf Investments, LLC, $0.5 million; APC Drilling Fund, $0.3 million; and Tammany Oil & Gas, LLC, $0.3 million.

As of March 31, 2011, we had investments in or commitments to fund loan facilities to nineteen portfolio companies totaling $239.2 million, of which $231.4 million was drawn.  We expect to fund our investments in 2011 from available cash, income earned on our portfolio and temporary investments, repayments or realizations of existing investments and from borrowings under our credit facilities.  In the future, we may also fund a portion of our investments with issuances of equity or senior debt securities.  We may also securitize a portion of our investments in mezzanine or senior secured loans or other assets.  We expect our primary use of funds to be investments in portfolio companies, cash distributions to holders of our common stock and payment of fees and other operating expenses.

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

In June 2008, we acquired a limited term volume-denominated royalty interest from ATP, and the royalty payments associated with this investment were subject to fluctuations in natural gas and oil prices.  To manage this risk, we purchased oil and natural gas put options on approximately 93% of our royalty interest.   See “Note 9: Commodity Derivative Instruments” in the accompanying notes to the consolidated financial statements for further description of our put options.  We also acquired a limited term dollar-denominated royalty interest from ATP in October 2009.  The royalty payments associated with this investment are not subject to price risk and there are no commodity derivative instruments associated with ATP.

All of our commodity derivative instruments expired as of January 31, 2010 and we received payment for the final volumes associated with the limited term royalty interest in September 2010.

Contractual Obligations and Off-Balance Sheet Arrangements

Below is a summary of our contractual payment obligations at March 31, 2011:

		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

March 31, 2011:
Revolving credit facilities (1)	$55,000,000	$30,000,000	$25,000,000	$-	$-
Total	$55,000,000	$30,000,000	$25,000,000	$-	$-

(1)  Excludes accrued interest amounts.  We repaid the $25.0 million balance on our Investment Facility in April 2011.

We have certain unused commitments to extend credit to our portfolio companies. Generally, these commitments have fixed expiration dates, through the year 2032, and we do not expect to fund the entire amounts before they expire, therefore these commitment amounts do not necessarily represent future cash requirements.

In February 2010, we arranged for a letter of credit issued under the Investment Facility with respect to our investment in Alden. As of March 31, 2011, the letter of credit balance was $2.7 million but was not drawn. There have been no draws on the letter of credit and we consider the risk of any future draws to be remote.

We do not report the unused portions of these commitments on our Consolidated Balance Sheets. The following table shows our unused credit commitments and letter of credit as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
Unused credit commitments	$7,776,429	$8,682,153
Letter of credit	2,676,200	2,676,200

Dividends

We have elected to operate our business to be taxed as a RIC for federal income tax purposes.  As a RIC, we generally may not pay corporate-level federal income taxes on any ordinary income or capital gains that we distribute to our stockholders as dividends.  To maintain our RIC status, we must meet specific source-of-income and asset diversification requirements and distribute annually an amount equal to at least 90% of our “investment company taxable income” (which generally consists of ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, reduced by deductible expenses) and net tax-exempt interest.  In order to avoid certain excise taxes imposed on RICs, we must distribute during each calendar year an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our capital gain net income (i.e., realized capital gains in excess of realized capital losses) for the one-year period ended on October 31 of that calendar year, and (3) 100% of any ordinary income or capital gain net income not distributed in prior years. The Regulated Investment Company Modernization Act of 2010 increased a RIC’s required capital gain distribution to avoid excise tax from 98% to 98.2% beginning in 2011.  We currently intend to make sufficient distributions to satisfy the annual distribution requirement and to avoid the excise taxes.

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

Portfolio Credit Quality

Virtually all of our portfolio investments are in negotiated, and often illiquid, securities of energy companies. We maintain a system to evaluate the credit quality of these investments. While incorporating quantitative analysis, this system is a qualitative assessment. This system is intended to reflect the overall, long-term performance of a portfolio company’s business, the collateral coverage of an investment, and other relevant factors.  Of the twenty-six rated investments in nineteen portfolio companies, compared to the quarter ended December 31, 2010, none improved in rating, four declined in rating, twenty-one retained the same rating and one investment was added during the first quarter of 2011.  As of March 31, 2011, we carried twelve investments totaling approximately $142.2 million, or approximately 63% of the $225.9 million in total investments, on a cost basis, on our watch list due to deterioration in asset coverage, slower than expected development of the assets supporting the investments, or the downturn in general economic and energy market conditions.  As of December 31, 2010, we carried fourteen investments totaling approximately $139.1 million, or approximately 58.3% of the $238.5 million in targeted investments and corporate notes, on a cost basis, on our watch list.  Overall, the increase of $3.1 million of investments on the watch list is due to an increase in the balances of investments that remain on the watch list, and we deleted two written off investments from the watch list.

For the first quarter of 2011, the combined increase in unrealized depreciation of our portfolio securities was $6.4 million.  This increase in unrealized depreciation was largely due to decreases in the estimated market values of underlying assets, consisting primarily of the decreases in the fair value of our investments in BioEnergy and Bionol of $11.3 million.  This decrease was partially offset by increases in the fair value of our investments in Alden royalty interest of $2.9 million, TierraMar of $0.5 million and the reversal of prior period unrealized depreciation on senior corporate notes, due to realizations, of $1.3 million.

Recently Issued Accounting Pronouncements

See “Note 10: Recent Accounting Pronouncements” in the accompanying notes to consolidated financial statements for details of recently issued accounting pronouncements and their expected impact on our financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes from the information provided in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2010.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q (March 31, 2011), we performed an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) promulgated under the Exchange Act.

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

There have been no material changes to the legal proceedings disclosed under Part I, Item 3, “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 1A.	Risk Factors.

There have been no material changes to the risk factors disclosed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 6.	Exhibits.

See “Index to Exhibits” following the signature page for a description of the exhibits furnished as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NGP CAPITAL RESOURCES COMPANY

Date: May 6, 2011	By:	/s/ Stephen K. Gardner
Stephen K. Gardner
President and Chief Executive Officer

Date: May 6, 2011	By:	/s/ Stephen K. Gardner
Stephen K. Gardner
Chief Financial Officer, Treasurer and Secretary

Index to Exhibits

Exhibits No.	Exhibit
3.1	Articles of Incorporation (filed as Exhibit (a)(1) to our Registration Statement on Form N-2 filed on August 16, 2004 (Registration No. 333-118279) and incorporated herein by reference)
3.2	Articles of Amendment and Restatement (filed as Exhibit 3.2 our Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference)
3.3	Bylaws (filed as Exhibit (b) to our Registration Statement on Form N-2 filed on August 16, 2004 (Registration No. 333-118279) and incorporated herein by reference)
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
10.1
Amendment No. 3 to Custody Agreement dated as of February 28, 2011, between the Company and Wells Fargo Bank, N.A. (filed as Exhibit (j)(4) to our Amendment No. 1 to Registration Statement on Form N-2 filed on April 28, 2011 (Registration No. 333-160923) and incorporated herein by reference)

10.2
Treasury Secured Revolving Credit Agreement effective as of March 31, 2011, between the Company, the lenders from time to time party thereto and SunTrust Bank (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on April 6, 2011 and incorporated herein by reference)

10.3
Consent and Fifth Amendment to Amended and Restated Revolving Credit Agreement effective as of March 31, 2011, between the Company, the lenders from time to time party thereto and SunTrust Bank (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on April 6, 2011 and incorporated herein by reference)

31.1*	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Executive Officer
31.2*	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Financial Officer
32.1*	Section 1350 Certification by the Chief Executive Officer
32.2*	Section 1350 Certification by the Chief Financial Officer

*Filed herewith.