Form 10-Q
period 2011-06-30
NGP Capital Resources Co
filed 2011-08-09
CIK 1297704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

As of August 4, 2011, there were 21,628,202 shares of the registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(Unaudited)

Assets
Investments in portfolio securities at fair value
Control investments - majority owned (cost: $101,989,595 and $89,502,910, respectively)	$74,221,913	$70,973,316
Affiliate investments (cost: $36,083,334 and $34,146,328, respectively)	13,463,505	33,064,028
Non-affiliate investments (cost: $113,556,532 and $114,852,057, respectively)	112,012,623	112,025,645
Investments in U.S. Treasury Bills at fair value (cost: $30,600,298 and $0, respectively)	30,599,663	-
Total investments	230,297,704	216,062,989

Cash and cash equivalents	50,010,276	68,456,908
Accounts receivable and other current assets	1,242,430	3,095,882
Interest receivable	1,397,457	2,236,122
Prepaid assets	1,342,941	1,736,732
Total current assets	53,993,104	75,525,644

Deferred tax assets	5,615,099	-

Total assets	$289,905,907	$291,588,633

Liabilities and net assets
Current liabilities
Accounts payable and accrued expenses	$485,831	$525,111
Management and incentive fees payable	1,591,714	1,376,032
Dividends payable	3,893,076	3,893,076
Income taxes payable	18,052	50,350
Current portion of long-term debt	30,000,000	-
Deferred tax liabilities	5,630,437	-
Total current liabilities	41,619,110	5,844,569

Deferred tax liabilities	-	18,136
Long-term debt, less current portion	40,000,000	50,000,000

Total liabilities	81,619,110	55,862,705

Commitments and contingencies (Note 6)

Net assets
Common stock, $.001 par value, 250,000,000 shares authorized; 21,628,202 shares issued and outstanding	21,628	21,628
Paid-in capital in excess of par	293,789,803	293,789,803
Undistributed net investment income (loss)	(8,234,138)	(7,845,925)
Undistributed net realized capital gain (loss)	(32,319,233)	(32,778,782)
Net unrealized appreciation (depreciation) of portfolio securities	(44,971,263)	(17,460,796)

Total net assets	208,286,797	235,725,928

Total liabilities and net assets	$289,905,907	$291,588,633

Net asset value per share	$9.63	$10.90

(See accompanying notes to consolidated financial statements)

 NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For The Three Months Ended		For The Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Investment income
Interest income:
Control investments - majority owned	$5,810,435	$1,095,924	$7,166,344	$2,195,903
Affiliate investments	(320,821)	899,981	631,044	1,732,894
Non-affiliate investments	3,038,632	3,379,706	6,517,637	6,557,247
Royalty income (loss), net of amortization:
Control investments - majority owned	201,785	459,974	680,135	754,785
Non-affiliate investments	270,906	(444,619)	526,688	(962,675)
Other income	58,887	640,000	92,637	946,079

Total investment income	9,059,824	6,030,966	15,614,485	11,224,233

Operating expenses
Management and incentive fees	1,591,714	1,423,830	2,925,002	2,762,399
Professional fees	236,026	221,672	435,066	486,976
Insurance expense	182,303	185,658	364,846	371,316
Interest expense and fees	457,256	304,118	766,677	617,181
Other general and administrative expenses	896,969	843,568	1,726,704	1,789,988

Total operating expenses	3,364,268	2,978,846	6,218,295	6,027,860

Net investment income before income taxes	5,695,556	3,052,120	9,396,190	5,196,373

Benefit (provision) for income taxes	(1,295,534)	222,496	(1,998,250)	509,570

Net investment income	4,400,022	3,274,616	7,397,940	5,705,943

Net realized capital gain (loss) on investments
Net realized capital gain (loss) on portfolio securities:
Control investments - majority owned	-	-	81,275	-
Non-affiliate investments	984,571	-	378,210	-
Benefit (provision) for taxes on capital gain (loss)	(223)	(9,462)	64	(18,613)

Total net realized capital gain (loss) on investments	984,348	(9,462)	459,549	(18,613)

Net unrealized gain (loss) on investments
Net increase (decrease) in unrealized appreciation (depreciation) on portfolio securities
Control investments - majority owned	(12,665,451)	(93,176)	(9,238,088)	(86,675)
Affiliate investments	(10,343,205)	(748,010)	(21,537,528)	(189,291)
Non-affiliate investments	(58,606)	1,733,136	1,281,867	4,047,125
Benefit (provision) for taxes on unrealized gain (loss)	1,289,139	(284,237)	1,983,282	(577,386)

Total net unrealized gain (loss) on investments	(21,778,123)	607,713	(27,510,467)	3,193,773

Net increase (decrease) in net assets resulting from operations	$(16,393,753)	$3,872,867	$(19,652,978)	$8,881,103

Net increase (decrease) in net assets resulting from operations per common share	$(0.76)	$0.18	$(0.91)	$0.42

(See accompanying notes to consolidated financial statements)

 NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
(Unaudited)

						Net Unrealized
			Paid-in		Undistributed	Appreciation
			Capital	Undistributed	Net Realized	(Depreciation)
	Common Stock		in Excess	Net Investment	Capital	of Portfolio	Total
	Shares	Amount	of Par	Income (Loss)	Gain (Loss)	Securities	Net Assets
Balance at December 31, 2010	21,628,202	$21,628	$293,789,803	$(7,845,925)	$(32,778,782)	$(17,460,796)	$235,725,928
Net increase (decrease) in net assets resulting from operations	-	-	-	7,397,940	459,549	(27,510,467)	(19,652,978)

Dividends declared	-	-	-	(7,786,153)	-	-	(7,786,153)
Balance at June 30, 2011	21,628,202	$21,628	$293,789,803	$(8,234,138)	$(32,319,233)	$(44,971,263)	$208,286,797

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Six Months Ended
	June 30, 2011	June 30, 2010
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(19,652,978)	$8,881,103
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash (used in) provided by operating activities
Payment-in-kind interest	(6,321,743)	(2,585,664)
Net amortization of premiums, discounts and fees	202,102	6,856,303
Net realized capital (gain) loss on portfolio securities before taxes	(459,485)	-
Change in unrealized (appreciation) depreciation on portfolio securities before taxes	29,493,749	(3,771,159)
Net deferred income tax provision (benefit)	(2,798)	50,137
Effects of changes in operating assets and liabilities:
Accounts receivable and other current assets	1,853,452	(38,260)
Interest receivable	838,665	(140,404)
Prepaid assets	393,791	600,583
Accounts payable and accrued expenses	176,402	(376,879)
Income taxes payable	(32,298)	(28,708)
Purchase of investments in portfolio securities	(51,475,085)	(3,967,803)
Proceeds from the redemption of investments in portfolio securities	44,926,045	6,436,615
Purchase of investments in U.S. Treasury Bills	(30,600,298)	-
Net cash provided by (used in) operating activities	(30,660,479)	11,915,864

Cash flows from financing activities
Borrowings under revolving credit facilities	95,000,000	124,905,200
Repayments on revolving credit facilities	(75,000,000)	(132,405,200)
Dividends paid	(7,786,153)	(7,353,589)
Net cash provided by (used in) financing activities	12,213,847	(14,853,589)

Net decrease in cash and cash equivalents	(18,446,632)	(2,937,725)
Cash and cash equivalents, beginning of period	68,456,908	108,288,217

Cash and cash equivalents, end of period	$50,010,276	$105,350,492

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2011
(Unaudited)

Portfolio Company	Energy Industry Segment	Investment (1) (2) (4)	Principal	Cost	Fair Value (3)
TARGETED INVESTMENTS
Control Investments - Majority Owned (50% or more owned)
Alden Resources, LLC (7)	Coal Production	Senior Secured	$16,497,033	$15,408,942	$16,497,033
		Multiple-Advance Term Loan - Tranche A
		(The greater of 12.0% or LIBOR +
		9.0% cash, due 1/05/2013)

		Senior Secured	26,223,742	24,066,616	24,066,616
		Multiple-Advance Term Loan - Tranche B
		(The greater of 12.0% or LIBOR +
		9.0% cash, 15.0% or LIBOR +
		12.0% PIK, due 1/05/2013) (9)

		Senior Secured	9,429,225	9,429,225	9,429,225
		Multiple-Advance Term Loan - Revolver
		(The greater of 12.0% or LIBOR +
		9.0% cash, 15.0% or LIBOR +
		12.0% PIK, due 1/05/2013)

		5.8 million Class E Units - entitled to		5,800,000	-
		100% of distributions of Alden Resources
		until payout, 80% after payout (8)

		Royalty Interest		2,469,862	8,150,000

BSR Holdings, LLC (7) (18)	Oil & Natural Gas	100% of membership interests of		-	-
	Production and Development	BSR Holdings, LLC (8)

DeanLake Operator, LLC (7)	Oil & Natural Gas	Class A membership interests - entitled to 100%		14,050,255	700,000
	Production and Development	of distribution of DeanLake Operator, LLC
		until payout, 80% after payout (8)
		Overriding Royalty Interest		17,390	50,000

Gatliff Services, LLC (7)	Coal Processing	Senior Secured	14,286,517	14,286,517	14,286,517
		Multiple-Advance Term Loan
		(8.0% during construction, 12.0%
		after completion, due 9/30/2020)
		One Membership Unit - representing 100%		1,100,000	967,522
		ownership of Gatliff Services, LLC (8)

Rubicon Energy Partners,	Oil & Natural Gas	4,000 LLC Units representing		-	-
LLC (7) (18)	Production and Development	50% ownership of the assets of
		Rubicon Energy Partners, LLC (8)

TierraMar Energy, LP (7) (18)	Oil & Natural Gas	212,637 Class A Preferred LP Units - entitled to
	Production and Development	100% of distribution of TierraMar Energy, LP
		until payout, 67% after payout (8)		15,360,788	75,000

Subtotal Control Investments - Majority Owned (50% or more owned)				$101,989,595	$74,221,913

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2011
(Unaudited)
(continued)

Portfolio Company	Energy Industry Segment	Investment (1) (2) (4)	Principal	Cost	Fair Value (3)
TARGETED INVESTMENTS - Continued
Affiliate Investments - (5% to 25% owned)
BioEnergy Holding, LLC (7) (11)	Alternative Fuels and	Senior Secured Notes	$16,662,326	$15,510,855	$-
	Specialty Chemicals	(15.0%, due 3/06/2015) (9)
		BioEnergy Holding Units - 11.1% of outstanding		1,296,771	-
		units of BioEnergy Holdings, LLC (8)
		Myriant Technologies Warrants (8) (13)		49,238	49,238
		Myriant Technologies Units - 0.59% of the		418,755	706,132
		outstanding units of Myriant Technologies, Inc. (8)

Bionol Clearfield, LLC (7) (11) (17)	Alternative Fuels and	Senior Secured Tranche C	4,950,000	4,950,000	-
	Specialty Chemicals	2nd Lien Term Loan
		(LIBOR + 7.0% cash, LIBOR + 9.0%
		default, due 9/06/2016) (9)

Resaca Exploitation Inc.	Oil & Natural Gas	Senior Unsecured Term Loan	10,597,681	10,372,461	10,372,461
	Production and Development	(9.5% cash or 12.0% PIK,
		due on 12/31/2014) (7)
		Warrants (7) (8) (20)		250,000	250,000
		Common Stock (1,345,595 shares) – representing
		6.82% of outstanding common stock of
		Resaca Exploitation Inc. (6) (8) (14)		3,235,254	2,085,674

Subtotal Affiliate Investments - (5% to 25% owned)				$36,083,334	$13,463,505

Non-affiliate Investments - (Less than 5% owned)
Anadarko Petroleum Corporation	Oil & Natural Gas	Multiple-Advance Net Profits Interest	$8,637,944	$8,673,651	$8,973,650
2007-III Drilling Fund (7)	Production and Development	(Due 4/23/2032)

ATP Oil & Gas Corporation - II (7)	Oil & Natural Gas	Limited Term Royalty Interest		2,027,766	2,500,000
	Production and Development	(Dollar Denominated - 16.0% Return)

ATP Oil & Gas Corporation - III (7)	Oil & Natural Gas	Limited Term Royalty Interest		25,000,000	25,000,000
	Production and Development	(Dollar Denominated - 12.35% annual
		interest, 13.0% IRR to pay-out)

Black Pool Energy	Oil & Natural Gas	Senior Secured	16,780,001	16,721,588	16,721,588
Partners, LLC (7)	Production and Development	Multiple-Advance Term Loan
		(The greater of 15.0% or LIBOR +
		11.0% cash, due 10/24/2011)
		Overriding Royalty Interest		8,928	100,000
		Warrants (8) (15)		10,000	-

Chroma Exploration &	Oil & Natural Gas	10,930 Shares Series A Participating		2,221,710	-
Production, Inc. (7)	Production and Development	Convertible Preferred Stock (9)
		9,981 Shares Series AA Participating		2,089,870	650,000
		Convertible Preferred Stock (9)
		8.11 Shares Common Stock (8)		-	-
		Warrants (8) (10)		-	-

Crestwood Holdings, LLC (7)	Natural Gas	Senior Secured Term Loan	8,670,000	8,507,607	8,507,607
	Gathering and Processing	(The greater of 10.5% or LIBOR + 8.5%,
		due 10/01/2016)

(See accompanying notes to consolidated financial statements)

 NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2011
(Unaudited)
(continued)

Portfolio Company	Energy Industry Segment	Investment (1) (2) (4)	Principal	Cost	Fair Value (3)
TARGETED INVESTMENTS - Continued
Non-affiliate Investments - (Less than 5% owned) - Continued
GMX Resources, Inc. (6)	Oil & Natural Gas	Senior Convertible Notes	$4,661,000	$4,007,557	$4,398,819
	Production and Development	(5.0%, due 2/1/2013)

Nighthawk Transport I, LP (7)	Energy Services	LP Units (8) (19)		-	-
		Warrants (8) (19)		-	-

Pallas Contour Mining, LLC (7)	Coal Mining	Senior Secured	12,911,290	12,957,276	12,957,276
		Multiple-Advance Term Loan
		(14.0%, due 10/14/2015)

Powder River Acquisitions, LLC (7)	Oil & Natural Gas	Senior Secured	3,000,000	3,000,000	3,000,000
	Production and Development	Multiple-Advance Term Loan
		(14.0%, due 10/14/2015)

Spirit Resouces, LLC (7)	Oil & Natural Gas	Senior Secured	7,700,000	7,439,019	7,439,019
	Production and Development	Multiple-Advance Term Loan
		(The greater of 12.0% or LIBOR + 8.00%,
		due 4/27/2015)
		Warrants (8) (21)		25,000	25,000

Tammany Oil & Gas, LLC (7)	Oil & Natural Gas	Senior Secured	20,732,804	20,719,664	20,719,664
	Production and Development	Multiple-Advance Term Loan
		(The greater of 13.0% or LIBOR + 8.00%,
		due 9/30/2012)
		Overriding Royalty Interest		126,896	1,000,000
		After Pay-Out Overriding Royalty Interest (8) (16)		10,000	10,000
		Warrants (8) (12) (16)		10,000	10,000

Subtotal Non-affiliate Investments - (Less than 5% owned)				$113,556,532	$112,012,623
Subtotal Targeted Investments (86.71% of total investments)				$251,629,461	$199,698,041

GOVERNMENT SECURITIES (5)
U.S. Treasury Bills		U.S. Treasury Bills, -0.01%, due 07/28/2011	$30,600,000	$30,600,298	$30,599,663
Subtotal Government Securities (13.29% of total investments)				$30,600,298	$30,599,663

TOTAL INVESTMENTS				$282,229,759	$230,297,704

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2011
(Unaudited)
(continued)

NOTES TO CONSOLIDATED SCHEDULE OF INVESTMENTS

(1)
All of our targeted investments are collateral for obligations under our Investment Facility.  Our investments in U.S. Treasury Bills are collateral for obligations under our Treasury Facility.  See Note 3 of Notes to Consolidated Financial Statements.

(2)	Percentages represent interest rates in effect at the end of the period and due dates represent the contractual maturity dates.
(3)	Our Board of Directors determines, in good faith, the fair value of our investments.
(4)	All investments are in entities with primary operations in the United States of America.
(5)	Investments are level 1 securities hierarchy.
(6)	Investments are level 2 securities hierarchy.
(7)	Investments are level 3 securities hierarchy.
(8)	Non-income producing securities.
(9)	Non-accrual status.
(10)	Chroma warrants expire on April 5, 2012 and provide us the right to purchase 2,462 shares of common stock at a purchase price of $75.00 per share.
(11)	BioEnergy Holdings, LLC owns 100% of Bionol Clearfield, LLC. In July 2011, both entities filed for protection under Chapter 7 of the U.S. Bankruptcy Code.
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

(14)	Resaca Exploitation, Inc. stock trades on the Alternative Investment Market of the London Stock Exchange. On April 1, 2010, it began trading in U.S. Dollars.
(15)	Black Pool warrants expire seven years after repayment of principal and interest and provide us the right to purchase approximately 25% of membership interest at the exercise price of $0.01 per unit.
(16)	Tammany Oil & Gas, LLC retains the right to repurchase the after pay-out ORRI and 10% warrants for $1,250,000 on or before September 30, 2011.
(17)	We issued a forbearance agreement to Bionol Clearfield, LLC on June 16, 2010 due to a default event.
(18)	Assets of this portfolio company have been sold. The legal entity, in which we retain an equity interest, is in the process of dissolution.
(19)
Due to insufficient recoveries in the liquidation under Nighthawk's voluntary petition under Chapter 7 of the U.S. Bankruptcy Code, we recognized a realized loss of our total remaining investment in Nighthawk notes in December 2009.  We retain ownership in warrants and units in Nighthawk and have assigned no value to that interest.

(20)
Resaca Exploitation, Inc. warrants expire 10 business days following termination of the credit agreement and entitle us to purchase up to 2,420,000 shares of Resaca common stock at a purchase price of $1.93 per share.

(21)	Spirit Resources, LLC penny warrants expire five years after repayment of principal and interest and entitle us to acquire 33% of the Investor Units.

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

(See accompanying notes to consolidated financial statements)

 NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2010
(continued)

NOTES TO CONSOLIDATED SCHEDULE OF INVESTMENTS

(1)	All of our investments are collateral for obligations under our credit facility.
(2)	Percentages represent interest rates in effect at the end of the period and due dates represent the contractual maturity dates.
(3)	Our Board of Directors determines, in good faith, the fair value of our investments.
(4)	All investments are in entities with primary operations in the United States of America.
(5)	Non-income producing securities.
(6)	Non-accrual status.
(7)	Chroma warrants expire on April 5, 2012 and provide us the right to purchase 2,462 shares of common stock at a purchase price of $75.00 per share.
(8)	BioEnergy Holdings, LLC owns 100% of Bionol.
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

(11)	Resaca stock trades on the Alternative Investment Market of the London Stock Exchange. On April 1, 2010, it began trading in U.S. Dollars.
(12)	Black Pool warrants expire seven years after repayment of principal and interest and provide us the right to purchase approximately 25% of membership interest at the exercise price of $0.01 per unit.
(13)	Tammany Oil & Gas, LLC retains the right to repurchase the after pay-out ORRI and 10% warrants for $750,000 on or before March 31, 2011 or for $1,250,000 on or before September 30, 2011.
(14)	We issued a forbearance agreement to Bionol on June 16, 2010 due to a default event.
(15)	Oil and gas assets owned by BSR Holdings, LLC were sold on October 13, 2010.
(16)	Investments are level 2 securities hierarchy.
(17)	Investments are level 3 securities hierarchy.
(18)	Alden Resources, LLC did not pay December 31, 2010 interest on its Tranche A Term Note or Working Capital Revolver until February 10, 2011.
(19)
Bionol has not paid scheduled interest payments since March 10, 2010 due to a default event involving a Bionol customer, as per the terms of our credit agreement with Bionol.  Bionol and the customer are currently in arbitration and, as of December 31, 2010, we expected Bionol to prevail and pay all interest due.

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

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED FINANCIAL HIGHLIGHTS
(Unaudited)

	For The Six Months Ended
Per Share Data (1)	June 30, 2011	June 30, 2010
Net asset value, beginning of period	$10.90	$11.10
Net investment income	0.34	0.26
Net realized and unrealized gain (loss) on portfolio securities (2)	(1.25)	0.16
Net increase (decrease) in net assets resulting from operations	(0.91)	0.42
Dividends declared	(0.36)	(0.34)
Net asset value, end of period	$9.63	$11.18

Market value, beginning of period	$9.20	$8.13
Market value, end of period	$8.20	$7.17
Market value return (3)	(7.41)%	(7.96)%
Net asset value return (3)	(8.22)%	5.11%

Senior Securities Data:
Total borrowings (in thousands)	$70,000	$50,000
Asset coverage ratio (4) (5)	414%	583%
Asset coverage per unit (5)	$4,141	$5,832

Ratios and Supplemental Data
($ and shares in thousands)
Net assets, end of period	$208,287	$241,703
Average net assets	$222,006	$240,939
Common shares outstanding end of period	21,628	21,628
Net investment income/average net assets (6)	6.72%	4.78%
Portfolio turnover rate	20.03%	2.67%
Total operating expenses/average net assets (6)	5.65%	5.05%

Additional ratios
Total operating expenses less management and incentive fees and interest expense/average net assets (6)	2.30%	2.22%
Total operating expenses less management and incentive fees/average net assets (6)	2.99%	2.73%
Net increase (decrease) in net assets resulting from operations/average net assets (6)	(17.85)%	7.43%

(1)	Per Share Data is based on common shares outstanding at the end of the period.
(2)
Calculated as a balancing amount necessary to reconcile the change in net assets value per share with other per share information presented.  This amount may not agree with the aggregate gains and losses for the period because the difference in the net asset value at the beginning and end of the year may not equal the per share changes of the line items disclosed.

(3)	Return calculations assume reinvestment of dividends and are not annualized.
(4)
As a business development company, we are generally required to maintain a ratio of at least 200% of total assets, less all liabilities and indebtedness not represented by senior securities, to total borrowings and guaranty commitments.

(5)
Asset coverage ratio is the ratio of the carrying value of our total assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities represented indebtedness (including interest payable and guarantees).  Asset coverage per unit is the asset coverage ratio expressed in terms of dollar amounts per one thousand dollars of indebtedness.

(6)	Annualized.

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
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

These interim unaudited consolidated financial statements include the accounts of NGPC and its subsidiaries.  We eliminate all significant intercompany accounts and transactions. We consolidate the financial results of our direct subsidiaries for financial reporting purposes.  In accordance with Article 6 of Regulation S-X of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, we do not consolidate the financial results of our portfolio companies, including those in which we have a controlling interest.

We prepare the interim consolidated financial statements, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC. We omit certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, pursuant to such rules and regulations.  We believe we include all adjustments, which are of a normal recurring nature, so that these financial statements fairly present our financial position, results of operations and cash flows.  Interim results are not necessarily indicative of results for a full year.  You should read these unaudited consolidated financial statements in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

The following table summarizes our recent distribution history:

Declaration Date	Amount	Record Date	Payment Date
March 10, 2010	$0.17	March 31, 2010	April 9, 2010
June 15, 2010	$0.17	June 30, 2010	July 9, 2010
September 14, 2010	$0.17	September 30, 2010	October 8, 2010
December 14, 2010	$0.18	December 31, 2010	January 7, 2011
March 9, 2011	$0.18	March 31, 2011	April 8, 2011
June 14, 2011	$0.18	June 30, 2011	July 8, 2011

Note 3:	Credit Facilities and Borrowings

Under the terms of our Amended and Restated Revolving Credit Agreement, or the Investment Facility, the lenders have agreed to extend revolving credit to us in an amount not to exceed $67.5 million.  We may increase the credit available to an amount not to exceed $175.0 million by obtaining additional commitments from existing lenders or new lenders. The total amount committed was $67.5 million and the amount outstanding was $40.0 million under the Investment Facility as of June 30, 2011.  By comparison, the total amount committed as of December 31, 2010 was $67.5 million and $50.0 million was outstanding under the Investment Facility.  Substantially all of our assets except our investments in U.S. Treasury Bills are collateral for the obligations under the Investment Facility.  The Investment Facility matures on August 31, 2012, and bears interest, at our option, at either (i) LIBOR plus 425 to 575 basis points, or (ii) the base rate plus 325 to 475 basis points, both based on our amounts outstanding.  As of June 30, 2011, the interest rate on our outstanding balance of $40.0 million was 7.0% (Prime plus 375 basis points).  We repaid the entire $40.0 million balance in July 2011.  As of June 30, 2011, we had a letter of credit outstanding of $3.3 million, and the amount available to us for borrowing under the Investment Facility was $24.3 million.

On March 31, 2011, we entered into a Treasury Secured Revolving Credit Agreement, or the Treasury Facility, among us, the lenders from time to time party thereto and SunTrust Bank, as administrative agent for the lenders.  Under the Treasury Facility, the lenders have agreed to extend revolving credit loans to us in an amount not to exceed $30.0 million.  Our investments in U.S. Treasury Bills secure our borrowings under the Treasury Facility.  Proceeds from the Treasury Facility facilitate the growth of our investment portfolio and provide flexibility in the sizing of our portfolio investments.  The Treasury Facility has a 364-day term and bears interest, at our option, at either (i) LIBOR plus 50 basis points or (ii) the base rate.  We have the right at any time to prepay the loans, in whole or in part, without premium or penalty.  As of June 30, 2011, $30.0 million was outstanding under the Treasury Facility and the interest rate was 0.69% (LIBOR plus 50 basis points).

The Investment Facility and Treasury Facility contain affirmative and reporting covenants and certain financial ratio and restrictive covenants that apply to our subsidiaries and us.  We complied with these covenants as of June 30, 2011 and had no events of default under either facility.  The most restrictive covenants are:

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

Investment Advisory Agreement

We have entered into an investment advisory agreement with our Manager under which our Manager administers our day-to-day operations and provides investment advisory services to us.  Our Manager is subject to the overall supervision of our Board of Directors.  For providing these services, we pay our Manager a fee, consisting of two components — a base management fee and an incentive fee.  Management and incentive fees payable at June 30, 2011 and December 31, 2010 consisted of the following, representing amounts payable for the quarters then ended:

	June 30, 2011	December 31, 2010
Base management fee	$1,310,694	$1,376,032
Investment income incentive fee	281,020	-
	$1,591,714	$1,376,032

Base Management Fee:   According to the investment advisory agreement, we calculate the base management fee as 0.45% of the average of our total assets as of the end of the two previous quarters.  We record and pay this base management fee quarterly in arrears.  Our Manager has agreed to waive permanently, that portion of the management fee attributable to U.S. Treasury securities acquired with borrowings under our credit facilities to the extent the amount of such securities exceeds $100 million.  We purchase such securities in connection with our RIC requirements.

Incentive Fee:   The incentive fee under the investment advisory agreement consists of two parts.

We calculate the first part of the incentive fee, the Investment Income Incentive Fee, as 20% of the excess, if any, of our net investment income for the quarter that exceeds a quarterly hurdle rate equal to 2% (8% annualized) of our net assets.  We calculate and pay this Investment Income Incentive Fee quarterly in arrears.  For the purpose of this fee calculation, net investment income means interest income, dividend income, royalty income and any other income (including any other fees, such as commitment, origination, syndication, structuring, diligence, managerial assistance, monitoring, and consulting fees or other fees that we receive from portfolio companies) accrued during the fiscal quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the administration agreement, any interest expense and dividends paid on issued and outstanding preferred stock, if any, but excluding the incentive fee).   Accordingly, we may pay an incentive fee based partly on accrued interest, the collection of which is uncertain or deferred.  Net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income that we have not yet received in cash.  Net investment income does not include any realized capital gains, realized capital losses, or unrealized capital appreciation or depreciation.  For the three and six months ended June 30, 2011, we accrued $281,020 of Investment Income Incentive Fees, compared to no such fees for the same periods of 2010.

We calculate the second part of the incentive fee, the Capital Gains Fee, as (1) 20% of (a) our net realized capital gains (realized capital gains less realized capital losses) on a cumulative basis from the closing date of our initial public offering to the end of such fiscal year, less (b) any unrealized capital depreciation at the end of such fiscal year, less (2) the aggregate amount of all Capital Gains Fees paid to our Manager in prior fiscal years.  We determine and pay the Capital Gains Fee in arrears as of the end of each fiscal year (or upon termination of the investment advisory agreement, as of the termination date).  For accounting purposes only, in order to reflect the theoretical capital gains incentive fee that would be payable for a given period as if all unrealized capital gains were realized, we will accrue a capital gains incentive fee as described above (in accordance with the terms of the Investment Advisory Agreement), plus 20% of unrealized capital gains on investments held at the end of such period. It should be noted that the portion of the accruals for the capital gains incentive fees attributable to unrealized capital gains will not necessarily be payable under the Investment Advisory Agreement, and may never be paid based on the computation of capital gains incentive fees in subsequent periods. We have not accrued or paid any Capital Gains Fees in 2011 or 2010.

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

Pursuant to the investment advisory agreement, our Manager pays the compensation and routine overhead expenses of the investment professionals of our management team and their respective staffs, when and to the extent engaged in providing management and investment advisory services to us.  We bear all other costs and expenses of our operations and transactions. Our Manager is a registered investment adviser under the Investment Advisers Act of 1940.

Administration Agreement

We have entered into an administration agreement with our Administrator, under which our Administrator furnishes us with office facilities, equipment and clerical, bookkeeping and recordkeeping services at such facilities.  Under the administration agreement, our Administrator also performs, or oversees the performance by third parties of, our required administrative services.  These administrative services include being responsible for the financial records that we are required to maintain, preparing reports to our stockholders and preparing reports filed with the SEC.  In addition, our Administrator assists in determining and publishing our net asset value.  Our Administrator oversees the preparation and filing of our tax returns, the printing and dissemination of reports to our stockholders and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others.  To the extent permitted under the 1940 Act, our Administrator may also provide on our behalf, significant managerial assistance to our portfolio companies.  We base payments under the agreement upon the allocable portion of our Administrator’s costs and expenses incurred in connection with administering our business.  Our Administrator bills us for charges under the administration agreement monthly in arrears.  Either party may terminate the agreement without penalty upon 60 days’ written notice to the other party and will automatically terminate in the event of its “assignment” (as defined in the 1940 Act).

We owed $268,367 and $238,618 to our Administrator as of June 30, 2011 and December 31, 2010, respectively, for expenses incurred on our behalf.  We include these amounts in accounts payable and accrued expenses.

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

Certain of our wholly-owned subsidiaries have elected to be taxed as a corporation for federal income tax purposes. The following of our consolidated subsidiaries are taxable entities: NGPC Asset Holdings, LP; NGPC Asset Holdings II, LP; NGPC Asset Holdings III, LP; NGPC Asset Holdings V, LP and NGPC Asset Holdings VI, LP, collectively NGPCAH.

The difference between the effective income tax rate and the statutory federal tax rate of 34% for all periods presented is primarily attributable to RIC investment company taxable income that generally will not be subject to federal income tax and valuation allowances on deferred tax assets.

Note 6:	Commitments and Contingencies

As of June 30, 2011, we had investments in or commitments to fund investments in nineteen portfolio companies totaling $264.7 million.  Of this total, $253.6 million was outstanding and $11.1 million remained committed and available to fund. Generally, these commitments have fixed expiration dates, currently through the year 2032, and we do not expect to fund the entire $11.1 million of commitments before they expire.  We do not report the unused portions of these commitments on our Consolidated Balance Sheets.

In February 2010, we arranged for a letter of credit issued under the Investment Facility with respect to our investment in one of our portfolio companies. As of June 30, 2011, the letter of credit balance was $3.3 million.

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

Note 7:	Investments and Fair Value

Investments consisted of the following as of June 30, 2011 and December 31, 2010:

	June 30, 2011
		% of		% of
	Cost	total	Fair Value	total
Long term investments
Senior secured debt	$152,997,309	54.2%	$133,624,545	58.0%
Senior unsecured debt	10,372,461	3.7%	10,372,461	4.5%
Senior convertible notes	4,007,557	1.4%	4,398,819	1.9%
Limited term royalties	27,027,766	9.6%	27,500,000	11.9%
Net profits interests	8,673,651	3.1%	8,973,650	3.9%
Royalty interests	2,633,076	1.0%	9,310,000	4.0%
Equity securities
Membership and partnership units	38,026,569	13.5%	2,448,654	1.1%
Participating preferred stock	4,311,580	1.5%	650,000	0.3%
Common stock	3,235,254	1.1%	2,085,674	0.9%
Warrants	344,238	0.1%	334,238	0.1%
Total equity securities	45,917,641	16.2%	5,518,566	2.4%
Total long term investments	251,629,461	89.2%	199,698,041	86.6%
Short term investments
U.S. Treasury Bills	30,600,298	10.8%	30,599,663	13.4%
Total investments	$282,229,759	100.0%	$230,297,704	100.0%

	December 31, 2010
		% of		% of
	Cost	total	Fair Value	total

Senior secured debt	$154,653,405	64.9%	$154,553,405	71.6%
Senior convertible notes	6,532,576	2.7%	6,676,813	3.1%
Senior corporate notes	11,489,439	4.8%	10,450,100	4.9%
Limited term royalties	6,548,318	2.8%	6,548,318	3.0%
Net profits interests	9,586,637	4.0%	9,886,635	4.6%
Royalty interests	2,698,279	1.1%	11,960,000	5.5%
Equity securities
Membership and partnership units	39,376,569	16.5%	13,015,526	6.0%
Participating preferred stock	4,311,580	1.8%	750,000	0.3%
Common stock	3,235,254	1.4%	2,152,954	1.0%
Warrants	69,238	0.0%	69,238	0.0%
Total equity securities	46,992,641	19.7%	15,987,718	7.3%

Total investments	$238,501,295	100.0%	$216,062,989	100.0%

The following three broad categories comprise the hierarchy that prioritizes the inputs to valuation techniques used to measure fair value:

•	Level 1 — Quoted unadjusted prices for identical instruments in active markets to which we have access at the date of measurement.

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

The following tables set forth by level within the fair value hierarchy our financial assets that we accounted for at fair value on a recurring basis as of June 30, 2011 and December 31, 2010. Fair value accounting classifies financial assets and liabilities in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.   We did not have any liabilities measured at fair value on a recurring basis at June 30, 2011 or December 31, 2010.

	Fair Value Measurements as of June 30, 2011

			Prices with
		Quoted Prices	Observable
		in Active	Market	Unobservable
		Markets	Inputs	Inputs
Assets at Fair Value	Total	(Level 1)	(Level 2)	(Level 3)
Long term investments
Control investments
Senior secured debt	$64,279,391	$-	$-	$64,279,391
Royalty interests	8,200,000	-	-	8,200,000
Equity securities	1,742,522	-	-	1,742,522
Total control investments	74,221,913	-	-	74,221,913
Affiliate investments
Senior unsecured debt	10,372,461	-	-	10,372,461
Equity securities	3,091,044	-	2,085,674	1,005,370
Total affiliate investments	13,463,505	-	2,085,674	11,377,831
Non-affiliate investments
Senior secured debt	69,345,154	-	-	69,345,154
Senior convertible notes	4,398,819	-	4,398,819	-
Limited term royalties	27,500,000	-	-	27,500,000
Net profits interests	8,973,650	-	-	8,973,650
Royalty interests	1,110,000	-	-	1,110,000
Equity securities	685,000	-	-	685,000
Total non-affiliate investments	112,012,623	-	4,398,819	107,613,804
Total long term assets	199,698,041	-	6,484,493	193,213,548
Short term investments
U.S. Treasury Bills	30,599,663	30,599,663	-	-
Total assets at fair value	$230,297,704	$30,599,663	$6,484,493	$193,213,548

	Fair Value Measurements as of December 31, 2010

		Quoted	Prices with
		Prices	Observable
		in Active	Market	Unobservable
		Markets	Inputs	Inputs
Assets at Fair Value	Total	(Level 1)	(Level 2)	(Level 3)
Control investments
Senior secured debt	$49,223,316	$-	$-	$49,223,316
Royalty interests	10,450,000	-	-	10,450,000
Equity securities	11,300,000	-	-	11,300,000
Total control investments	70,973,316	-	-	70,973,316
Affiliate investments
Senior secured debt	29,146,310	-	-	29,146,310
Equity securities	3,917,718	-	2,152,954	1,764,764
Total affiliate investments	33,064,028	-	2,152,954	30,911,074
Non-affiliate investments
Senior secured debt	76,183,779	-	-	76,183,779
Senior convertible notes	6,676,813	-	6,676,813	-
Senior corporate notes	10,450,100	-	10,450,100	-
Limited term royalties	6,548,318	-	-	6,548,318
Net profits interests	9,886,635	-	-	9,886,635
Royalty interests	1,510,000	-	-	1,510,000
Equity securities	770,000	-	-	770,000
Total non-affiliate investments	112,025,645	-	17,126,913	94,898,732
Total assets at fair value	$216,062,989	$-	$19,279,867	$196,783,122

The following tables present a roll-forward of the changes in the fair value during the three and six-month periods ended June 30, 2011 and 2010 for all investments for which we determine fair value using unobservable (Level 3) factors.  During the six-month periods ended June 30, 2011 and 2010, none of the investments in portfolio companies changed between the categories of Control Investments – Majority Owned, Affiliate Investments and Non-Affiliate Investments. There were no transfers between Levels 3, 2 or 1 during the six-month period ended June 30, 2011.  During the three and six-month periods ended June 30, 2010, we transferred the senior corporate notes of Pioneer Natural Resources Company from Level 3 to Level 2 due to a change in the observability of significant inputs.

Rollforward of Assets at Fair Value Using Unobservable Inputs (Level 3) for the Three Months Ended June 30, 2011

	Control	Affiliate	Non-affiliate	Total
	Investments	Investments	Investments	Investments
Fair value March 31, 2011
Senior secured debt	$54,126,359	$10,238,752	$73,300,056	$137,665,167
Senior unsecured debt	-	10,044,281	-	10,044,281
Limited term royalties	-	-	4,530,324	4,530,324
Net profits interests	-	-	9,778,459	9,778,459
Royalty interests	13,250,000	-	1,510,000	14,760,000
Equity securities	11,900,000	1,005,370	770,000	13,675,370
Total fair value March 31, 2011	79,276,359	21,288,403	89,888,839	190,453,601
Net amortization of premiums, discounts and fees
Senior secured debt	154,869	(16,649)	47,386	185,606
Senior unsecured debt	-	13,110	-	13,110
Net profits interests	-	-	(8,993)	(8,993)
Royalty interests	(3,937)	-	(6,862)	(10,799)
Total net amortization of premiums, discounts and fees	150,932	(3,539)	31,531	178,924
Net realized gains (losses)
Royalty interests	-	-	984,571	984,571
Total realized gains (losses)	-	-	984,571	984,571
Net unrealized gains (losses)
Senior secured debt	1,188,091	(10,222,103)	-	(9,034,012)
Limited term royalties	-	-	472,234	472,234
Royalty interests	(5,046,063)	-	(377,709)	(5,423,772)
Equity securities	(8,807,478)	-	(110,000)	(8,917,478)
Total net unrealized gains (losses)	(12,665,450)	(10,222,103)	(15,475)	(22,903,028)
Purchases
Senior secured debt	4,263,297	-	7,430,000	11,693,297
Limited term royalties	-	-	25,000,000	25,000,000
Equity securities	-	-	25,000	25,000
Total purchases	4,263,297	-	32,455,000	36,718,297
Payment-in-kind
Senior secured debt	4,546,775	-	-	4,546,775
Senior unsecured debt	-	315,070	-	315,070
Total payment-in-kind	4,546,775	315,070	-	4,861,845
Sales and repayments
Senior secured debt	-	-	(11,432,288)	(11,432,288)
Limited term royalties	-	-	(2,502,558)	(2,502,558)
Net profits interests	-	-	(795,816)	(795,816)
Royalty interests	-	-	(1,000,000)	(1,000,000)
Equity securities	(1,350,000)	-	-	(1,350,000)
Total sales and repayments	(1,350,000)	-	(15,730,662)	(17,080,662)
Fair value June 30, 2011
Senior secured debt	64,279,391	-	69,345,154	133,624,545
Senior unsecured debt	-	10,372,461	-	10,372,461
Limited term royalties	-	-	27,500,000	27,500,000
Net profits interests	-	-	8,973,650	8,973,650
Royalty interests	8,200,000	-	1,110,000	9,310,000
Equity securities	1,742,522	1,005,370	685,000	3,432,892
Total fair value June 30, 2011	$74,221,913	$11,377,831	$107,613,804	$193,213,548

Rollforward of Assets at Fair Value Using Unobservable Inputs (Level 3) for the Six Months Ended June 30, 2011

	Control	Affiliate	Non-affiliate	Total
	Investments	Investments	Investments	Investments
Fair value December 31, 2010
Senior secured debt	$49,223,316	$29,146,310	$76,183,779	$154,553,405
Limited term royalties	-	-	6,548,318	6,548,318
Net profits interests	-	-	9,886,635	9,886,635
Royalty interests	10,450,000	-	1,510,000	11,960,000
Equity securities	11,300,000	1,764,764	770,000	13,834,764
Total fair value December 31, 2010	70,973,316	30,911,074	94,898,732	196,783,122
Net amortization of premiums, discounts and fees
Senior secured debt	302,188	137,258	137,386	576,832
Senior unsecured debt	-	24,780	-	24,780
Net profits interests	-	-	(18,206)	(18,206)
Royalty interests	(16,575)	-	(18,475)	(35,050)
Total net amortization of premiums, discounts and fees	285,613	162,038	100,705	548,356
Net realized gains (losses)
Royalty interests	81,275	-	984,571	1,065,846
Total realized gains (losses)	81,275	-	984,571	1,065,846
Net unrealized gains (losses)
Senior secured debt	1,188,091	(20,460,855)	-	(19,272,764)
Limited term royalties	-	-	472,234	472,234
Royalty interests	(2,218,700)	-	(366,096)	(2,584,796)
Equity securities	(8,207,478)	(1,009,394)	(110,000)	(9,326,872)
Total net unrealized gains (losses)	(9,238,087)	(21,470,249)	(3,862)	(30,712,198)
Purchases
Senior secured debt	9,019,021	-	7,431,064	16,450,085
Senior unsecured debt	-	9,750,000	-	9,750,000
Limited term royalties	-	-	25,000,000	25,000,000
Equity securities	-	250,000	25,000	275,000
Total purchases	9,019,021	10,000,000	32,456,064	51,475,085
Payment-in-kind
Senior secured debt	4,546,775	1,177,287	-	5,724,062
Senior unsecured debt	-	597,681	-	597,681
Total payment-in-kind	4,546,775	1,774,968	-	6,321,743
Sales and repayments
Senior secured debt	-	(10,000,000)	(14,407,075)	(24,407,075)
Limited term royalties	-	-	(4,520,552)	(4,520,552)
Net profits interests	-	-	(894,779)	(894,779)
Royalty interests	(96,000)	-	(1,000,000)	(1,096,000)
Equity securities	(1,350,000)	-	-	(1,350,000)
Total sales and repayments	(1,446,000)	(10,000,000)	(20,822,406)	(32,268,406)
Fair value June 30, 2011
Senior secured debt	64,279,391	-	69,345,154	133,624,545
Senior unsecured debt	-	10,372,461	-	10,372,461
Limited term royalties	-	-	27,500,000	27,500,000
Net profits interests	-	-	8,973,650	8,973,650
Royalty interests	8,200,000	-	1,110,000	9,310,000
Equity securities	1,742,522	1,005,370	685,000	3,432,892
Total fair value June 30, 2011	$74,221,913	$11,377,831	$107,613,804	$193,213,548

Rollforward of Assets at Fair Value Using Unobservable Inputs (Level 3) for the Three Months Ended June 30, 2010

	Control	Affiliate	Non-affiliate	Total
	Investments	Investments	Investments	Investments
Fair value March 31, 2010
Senior secured debt	$51,005,448	$27,901,053	$52,709,403	$131,615,904
Senior corporate notes	-	-	9,416,400	9,416,400
Limited term royalties	-	-	17,680,200	17,680,200
Net profits interests	-	-	10,606,693	10,606,693
Royalty interests	5,830,000	-	1,500,000	7,330,000
Equity securities	18,600,000	6,445,083	760,000	25,805,083
Total fair value March 31, 2010	75,435,448	34,346,136	92,672,696	202,454,280
Transfers in (out) of Level 3
Senior corporate notes	-	-	(9,062,200)	(9,062,200)
Total transfers in (out) of Level 3	-	-	(9,062,200)	(9,062,200)
Net amortization of premiums, discounts and fees
Senior secured debt	132,336	58,891	65,859	257,086
Senior corporate notes	-	-	12,323	12,323
Limited term royalties	-	-	(4,101,527)	(4,101,527)
Net profits interests	-	-	(7,722)	(7,722)
Royalty interests	(6,825)	-	(16,503)	(23,328)
Total net amortization of premiums, discounts and fees	125,511	58,891	(4,047,570)	(3,863,168)
Net unrealized gains (losses)
Senior corporate notes	-	-	(366,523)	(366,523)
Limited term royalties	-	-	1,564,794	1,564,794
Royalty interests	6,825	-	16,503	23,328
Equity securities	(100,000)	(748,010)	-	(848,010)
Total net unrealized gains (losses)	(93,175)	(748,010)	1,214,774	373,589
Purchases
Senior secured debt	573,217	-	-	573,217
Equity securities	3,600,000	-	-	3,600,000
Total purchases	4,173,217	-	-	4,173,217
Payment-in-kind
Senior secured debt	854,175	-	-	854,175
Total payment-in-kind	854,175	-	-	854,175
Sales and repayments
Senior secured debt	(3,500,000)	(12,500)	(940,706)	(4,453,206)
Limited term royalties	-	-	(2,595,010)	(2,595,010)
Net profits interests	-	-	(300,684)	(300,684)
Total sales and repayments	(3,500,000)	(12,500)	(3,836,400)	(7,348,900)
Fair value June 30, 2010
Senior secured debt	49,065,176	27,947,444	51,834,556	128,847,176
Limited term royalties	-	-	12,548,457	12,548,457
Net profits interests	-	-	10,298,287	10,298,287
Royalty interests	5,830,000	-	1,500,000	7,330,000
Equity securities	22,100,000	5,697,073	760,000	28,557,073
Total fair value June 30, 2010	$76,995,176	$33,644,517	$76,941,300	$187,580,993

Rollforward of Assets at Fair Value Using Unobservable Inputs (Level 3) for the Six Months Ended June 30, 2010

				Commodity
	Control	Affiliate	Non-affiliate	Derivative	Total
	Investments	Investments	Investments	Instruments	Investments
Fair value December 31, 2009
Senior secured debt	$48,019,620	$25,692,581	$53,364,835	$-	$127,077,036
Senior corporate notes	-	-	9,062,200	-	9,062,200
Limited term royalties	-	-	20,577,744	-	20,577,744
Net profits interests	-	-	11,012,799	-	11,012,799
Royalty interests	5,830,000	-	1,500,000	-	7,330,000
Equity securities	18,600,000	5,886,364	510,000	-	24,996,364
Commodity derivative instruments	-	-	-	49,000	49,000
Total fair value December 31, 2009	72,449,620	31,578,945	96,027,578	49,000	200,105,143
Transfers in (out) of Level 3
Senior corporate notes	-	-	(9,062,200)	-	(9,062,200)
Total transfers in (out) of Level 3	-	-	(9,062,200)	-	(9,062,200)
Net amortization of premiums, discounts and fees
Senior secured debt	258,222	114,924	176,532	-	549,678
Limited term royalties	-	-	(7,316,940)	-	(7,316,940)
Net profits interests	-	-	(15,132)	-	(15,132)
Royalty interests	(13,325)	-	(35,878)	-	(49,203)
Total net amortization of premiums, discounts and fees	244,897	114,924	(7,191,418)	-	(6,831,597)
Net unrealized gains (losses)
Limited term royalties	-	-	3,311,783	-	3,311,783
Net profits interests	-	-	(49,999)	-	(49,999)
Royalty interests	13,325	-	35,878	-	49,203
Equity securities	(100,000)	(189,291)	250,000	-	(39,291)
Commodity derivative instruments	-	-	-	(18,900)	(18,900)
Total net unrealized gains (losses)	(86,675)	(189,291)	3,547,662	(18,900)	3,252,796
Purchases
Senior secured debt	2,619,389	1,247,220	-	-	3,866,609
Net profits interests	-	-	1,194	-	1,194
Equity securities	3,600,000	-	-	-	3,600,000
Total purchases	6,219,389	1,247,220	1,194	-	7,467,803
Payment-in-kind
Senior secured debt	1,667,945	917,719	-	-	2,585,664
Total payment-in-kind	1,667,945	917,719	-	-	2,585,664
Sales and repayments
Senior secured debt	(3,500,000)	(25,000)	(1,706,811)	-	(5,231,811)
Limited term royalties	-	-	(4,024,130)	-	(4,024,130)
Net profits interests	-	-	(650,575)	-	(650,575)
Commodity derivative instruments	-	-	-	(30,100)	(30,100)
Total sales and repayments	(3,500,000)	(25,000)	(6,381,516)	(30,100)	(9,936,616)
Fair value June 30, 2010
Senior secured debt	49,065,176	27,947,444	51,834,556	-	128,847,176
Limited term royalties	-	-	12,548,457	-	12,548,457
Net profits interests	-	-	10,298,287	-	10,298,287
Royalty interests	5,830,000	-	1,500,000	-	7,330,000
Equity securities	22,100,000	5,697,073	760,000	-	28,557,073
Total fair value June 30, 2010	$76,995,176	$33,644,517	$76,941,300	$-	$187,580,993

 Note 8:  Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board issued Accounting Standards Update 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS,” or ASU 2011-04.  This guidance requires additional disclosure regarding fair value measurement and sensitivity, and improves consistency between generally accepted accounting principles in the U.S. (“U.S. GAAP”) and international financial reporting standards (“IFRS”).  This guidance must be applied prospectively and becomes effective for interim and annual periods beginning after December 15, 2011.  We will adopt this guidance in our Form 10-Q for the period ended March 31, 2012, and we have not yet determined the impact, if any, on our consolidated financial statements.

Note 9:  Subsequent Events – Portfolio Activity

On July 28, 2011, we sold all of our interests in Alden Resources, LLC, or Alden, and Gatliff Services, LLC, or Gatliff, for $73.2 million in cash, subject to working capital adjustment, and a contingent future payment of up to $6.8 million.  This transaction resulted in the recognition of $4.5 million of previously unrecognized PIK interest income on Tranche B of Alden’s Term Loan, and in revisions to values attributable to term loans, overriding royalty interests and equity interests in these portfolio companies.  The combined investments in Alden and Gatliff generated an all in, cash-on-cash return in excess of 16% per annum; however, the revisions to values resulted in net increases in unrealized depreciation of $9.8 million in the second quarter and $6.9 million in the first six months of 2011.

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

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q that relate to estimates or expectations of our future performance or financial condition may constitute “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are subject to various risks and uncertainties.  Certain factors could cause actual results and conditions to differ materially from those projected, including, but not limited to,

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

We may use words such as “anticipates,” “believes,” “intends,” “plans,” “expects,” “projects,” “estimates,” “will,” “should,” “may” and similar expressions to identify forward-looking statements.  We base our forward-looking statements on assumptions that we believe to be reasonable, but that may not prove to be accurate.  You should not place undue reliance on such forward-looking statements, which speak only as of the date they are made.  We undertake no obligation to update any forward-looking statements made herein, unless required by law.

Overview

We are a financial services company created to invest primarily in debt securities of small and mid-size private energy companies.  We have elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940 and, as such, we are required to comply with certain regulatory requirements.  For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” which include securities of private U.S. companies, U.S. companies whose securities are listed on a national securities exchange but whose market capitalization is less than $250 million, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less.  In addition, for federal income tax purposes we operate so as to be treated as a regulated investment company, or RIC, under the Internal Revenue Code of 1986, as amended.  Pursuant to these elections, we generally do not have to pay corporate-level taxes on any income and capital gains we distribute to our stockholders.  We have several direct and indirect subsidiaries that are single member limited liability companies and wholly-owned limited partnerships established to hold certain portfolio investments or provide services to us in accordance with specific rules prescribed for a company operating as a RIC.  We consolidate the financial results of our subsidiaries for financial reporting purposes. We do not consolidate the financial results of our portfolio companies.

Our investment objective is to generate both current income and capital appreciation primarily through debt investments with certain equity components.  A key focus area for our targeted investments in the energy industry is domestic upstream businesses that produce, develop, acquire and explore for oil and natural gas.  We also evaluate investment opportunities in such businesses as coal, power, electricity, energy services and alternative energy.  Our investments generally range in size from $10 million to $50 million; however, we may invest more or less depending on market conditions and our Manager’s view of a particular investment opportunity. Our targeted investments primarily consist of debt instruments, including senior and subordinated loans combined in one facility, sometimes with an equity component, and subordinated loans, sometimes with equity components.  We may also invest in preferred stock and other equity securities or royalty interests on a stand-alone basis.

We generate revenue in the form of interest income on the debt securities, limited-term royalty interests and net profits interests that we own, dividend income on any common or preferred stock that we own, royalty income on any royalty interests that we own and capital gains or losses on any debt or equity securities that we acquire in portfolio companies and subsequently sell. Our investments, if in the form of debt securities, typically have a term of three to seven years and bear interest at a fixed or floating rate. To the extent achievable, we seek to collateralize our investments by obtaining security interests in our portfolio companies' assets.  We also may acquire minority or majority equity interests in our portfolio companies, which may pay cash or paid-in-kind, or PIK, dividends on a recurring or otherwise negotiated basis.  In addition, we may generate revenue in other forms including commitment, origination, structuring, administration or due diligence fees; fees for providing managerial assistance; and possibly consultation fees.  We recognize any such fees generated in connection with our investments as earned.

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

Investment Activity

For the six months ended June 30, 2011, portfolio investments increased by a net amount of $8.7 million.  We funded $44.0 million to existing portfolio companies and $7.7 million to a new portfolio company.  We recorded repayments of $44.4 million from existing investments, including one repayment in full.  Following these transactions, we had nineteen portfolio companies in our investment portfolio.  The fair values of these investments totaled $199.7 million as of June 30, 2011.  Our portfolio, at fair value, was comprised of the following types by percentage:

•	66.9% in senior secured debt,
•	5.2% in senior unsecured debt,
•	2.2% in senior convertible notes,
•	13.8% in limited-term royalty interests,
•	4.5% in net profits interests,
•	4.6% in net royalty interests, and
•	2.8% in equity securities.

In June 2011, we acquired a limited-term overriding royalty interest in certain oil and gas producing properties operated by ATP Oil & Gas Corporation, or ATP, for $25.0 million.  ATP is a Houston, Texas-based oil and gas operator with whom we have made similar investments in the past.

In April 2011, we entered into a $13.5 million Senior Secured Credit Facility with Spirit Resources, LLC, or Spirit, a private oil and gas company based in Fort Worth, Texas.  Initial availability under the Spirit facility is $12.3 million, of which we have funded $7.7 million as of June 30, 2011.  The Spirit facility is secured with first liens on substantially all of Spirit’s assets and pays interest at an annual rate of 12.0%.  Spirit used proceeds from the Spirit facility to acquire and develop oil and gas properties in Texas and Oklahoma.  As partial consideration for providing the Spirit facility, we received warrants to acquire an equity interest in Spirit.

In April 2011, Greenleaf Investments, LLC, or Greenleaf, repaid its entire $8.1 million Senior Secured Multiple Advance Term Loan.  Concurrently, we sold our overriding royalty interest in Greenleaf for $1.0 million.

In March 2011, we sold 41.2% of our investment in GMX Resources Inc., or GMX, Senior Convertible Notes for $3.3 million, and we sold our entire position in Pioneer Natural Resources Co., or PXD, for $10.5 million, including accrued interest.  Also in March 2011, TierraMar Energy LP, or TierraMar, sold substantially all of its assets for cash consideration of $1.0 million.  TierraMar is in the process of dissolution, pending finalization of its final tax return and other wind-up matters.

In January 2011, we closed a $10.0 million participation in a $20.0 million Term Loan issued by Resaca Exploitation, Inc., or Resaca.  The Resaca Term Loan earns cash interest of 9.5% (12% if paid-in-kind), is unsecured and entitles us to purchase up to 2.42 million additional shares of Resaca common stock at a price of $1.93 per share.  Resaca used the proceeds of this Term Loan and a new revolving credit facility to repay amounts outstanding under its existing revolving credit facility and to provide capital for additional development of its oil and gas properties.

Results of Operations

Portfolio Activity

In June 2011, we entered into definitive agreements to sell all of our interests in Alden Resources, LLC, or Alden, and Gatliff Services, LLC, or Gatliff, for $73.2 million in cash, subject to a working capital adjustment, and a contingent future payment of up to $6.8 million.  This transaction resulted in the recognition of $4.5 million of previously unrecognized PIK interest income on Tranche B of Alden’s Term Loan, and in revisions to values attributable to term loans, overriding royalty interests and equity interests in these portfolio companies.  The combined investments in Alden and Gatliff resulted in an all in, cash-on-cash, return in excess of 16% per annum; however, the revisions to values resulted in net increases in unrealized depreciation of $9.8 million recorded in the second quarter and $6.9 million recorded in the first six months of 2011.  This transaction closed on July 28, 2011.

We reduced the carrying value of our investments in BioEnergy Holding LLC, or BioEnergy, and its affiliate, Bionol Clearfield LLC, or Bionol, to zero during the three months ended June 30, 2011.  The ethanol and bio-fuels markets in which these portfolio companies participate continued to deteriorate during the second quarter.  On July 20, 2011, BioEnergy and Bionol filed a voluntary petition for protection under Chapter 7 of the U.S. Bankruptcy Code with the intention of selling Bionol’s ethanol plant.  Bionol is involved in an arbitration case in connection with a contractual dispute with the former primary purchaser of its ethanol; however, we believe it is unlikely that the ultimate outcome of the arbitration, bankruptcy proceedings, and cash flows from these businesses will provide any significant realization on our investment.  This reduction in carrying value resulted in an unrealized loss of $10.2 million during the second quarter of 2011, and a reduction in previously accrued interest income of $0.6 million.

Investment Income

Investment income for the quarter ended June 30, 2011 was $9.1 million, increasing $3.0 million, or 50%, compared to the corresponding quarter in 2010, and was comprised of $8.5 million in interest income from targeted investments and $0.5 million from net royalty income and other income.  The $3.0 million increase in investment income for the second quarter of 2011 compared to the second quarter of 2010 is primarily attributable to the recognition of $4.5 million of previously reserved PIK interest on Tranche B of Alden’s Term Loan, partially offset by the reserve of $0.6 million of previously recorded interest from BioEnergy and Bionol and fee income of $0.6 million in the second quarter of 2010 related to a specific transaction.

For the six months ended June 30, 2011, investment income increased by $4.4 million, or 39%, to $15.6 million compared to the same period in 2010.  For the six months ended June 30, 2011, we recorded $14.3 million of interest from targeted investments and $1.3 million attributable to royalties and other income, compared to $10.5 million of interest and $0.7 million of royalties and other income for the six months ended June 30, 2010.

Our total targeted investment portfolio balance increased on a cost basis by $4.6 million from $247.0 million at June 30, 2010 to $251.6 million at June 30, 2011.  Of that amount, the balance of non-accruing and non-income producing investments on a cost basis decreased from $106.0 million at June 30, 2010 to $90.5 million at June 30, 2011, primarily as a result of the sale of our interests in Formidable, LLC in October 2010, partially offset by the addition of our investments in BioEnergy and Bionol to non-accrual status in the first quarter of 2011.  The balance of non-accruing and non-income producing investments on a fair value basis decreased from $53.7 million at June 30, 2010 to $29.6 million at June 30, 2011.  Our non-accruing and non-income producing investments are summarized as follows (in thousands):

	June 30, 2011		June 30, 2010
($ in thousands)	Cost	Fair Value	Cost	Fair Value
Non-accruing investments
Alden Resources, LLC Tranche B	$24,067	$24,067	$19,520	$19,520
BioEnergy Holdings, LLC (non-accrual at March 1, 2011)	15,511	-	-	-
Bionol Clearfield, LLC (non-accrual at March 1, 2011)	4,950	-	-	-
Chroma Exploration & Production, Inc.	4,311	650	4,311	750
Formidable, LLC (sold in October 2010)	-	-	38,781	5,600
Total non-accruing investments	48,839	24,717	62,612	25,870

Non-income producing investments
TierraMar Energy, LP preferred units	15,361	75	17,711	6,000
Deanlake Operator, LLC preferred units	14,050	700	14,000	10,000
Resaca Exploitation, Inc. common stock and warrants	3,485	2,336	3,235	3,897
Alden Resources, LLC Class E Units	5,800	-	5,800	5,800
BSR Holdings, LLC (sold in October 2010)	-	-	300	300
BioEnergy Holdings, LLC units and warrants	1,297	-	1,332	1,332
Black Pool Energy Partners, LLC warrants	10	-	10	10
Gatliff Services, LLC units	1,100	968	-	-
Formidable, LLC warrants and units (sold in October 2010)	-	-	510	-
Myriant Technologies, LLC warrants and units	468	755	468	468
Spirit Resources, LLC warrants	25	25	-	-
Tammany Oil & Gas, LLC warrants and after pay-out overriding royalty interest	20	20	-	-
Non-income producing investments	41,616	4,879	43,366	27,807
Total non-accruing and non-income producing investments	$90,455	$29,596	$105,978	$53,677

Although LIBOR rates remained low during the first two quarters of 2011, they had a minimal effect on our targeted investment income because of LIBOR floors established for new portfolio companies and certain other existing portfolio companies during 2011 and 2010.  Additionally, the continued downward pressure on U.S. Treasury Bill interest rates during 2011 and 2010 reduced interest from cash and cash equivalents.

At June 30, 2011, the weighted average yield on targeted portfolio investments, exclusive of capital gains, was 9.1%, compared to 7.2% at June 30, 2010.  The weighted average yield of all investments, including interest earned on U.S. Treasury Bills, was 8.1% at June 30, 2011, compared to 7.2% at June 30, 2010.  This improvement in yield is primarily attributable to the reduction in non-accruing investments from a cost of $62.6 million at June 30, 2010 to $48.8 million at June 30, 2011, and a generally more favorable mix of investments in our portfolio.  We compute yields on investments using interest rates as of the balance sheet date and include amortization of loan discount points, original issue discount and market premium or discount, royalty interest income, net profits income and other similar investment income, weighted by their respective costs when averaged. These yields do not include income from any investments on non-accrual status.  Such weighted average yields are not necessarily indicative of expected total returns on a portfolio.

Operating Expenses

For the quarter ended June 30, 2011, operating expenses were $3.4 million, increasing $0.4 million, or 13%, compared to the quarter ended June 30, 2010.  Investment advisory and management fees were $1.6 million for the quarter ended June 30, 2011 compared to $1.4 million for the quarter ended June 30, 2010, increasing as a result of investment income incentive fees earned in the second quarter of 2011.  Professional fees, insurance expense and other general and administrative expenses were relatively unchanged at $1.3 million for both periods.  Interest expense and fees on our credit facilities were $0.5 million for the quarter ended June 30, 2011 compared to $0.3 million for the quarter ended June 30, 2010, as a result of increased average borrowing levels.

For the six months ended June 30, 2011, operating expenses were $6.2 million, increasing $0.2 million, or 3%, compared to $6.0 million for the six months ended June 30, 2010.  Investment advisory and management fees were $0.1 million higher in 2011 at $2.9 million, compared to $2.8 million for the first six months of 2010, primarily as a result of investment income incentive fees earned in the second quarter of 2011, slightly offset by lower base management fees.  Professional fees, insurance expense and other general and administrative expenses decreased slightly to $2.5 million for the year-to-date period ended June 30, 2011, compared to $2.6 million for the corresponding period in 2010.  Interest expense and fees on our credit facilities increased to $0.8 million for the six months ended June 30, 2011 compared to $0.6 million for the six months ended June 30, 2010, due to increased average borrowing levels.

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

Net Investment Income before Income Taxes

For the quarter ended June 30, 2011, net investment income before income taxes was $5.7 million compared to $3.1 million for the quarter ended June 30, 2010.  The 84% increase was primarily attributable to the $3.0 million increase in investment income.

For the six months ended June 30, 2011, net investment income before income taxes was $9.4 million compared to $5.2 million for the six months ended June 30, 2010.  The 81% increase was primarily attributable to the $4.4 million increase in investment income.

Net Realized Gains

For the quarter ended June 30, 2011, we recognized net realized capital gains of $1.0 million resulting from the sale of our royalty interest associated with our investment in Greenleaf Investments, LLC, or Greenleaf.  We did not have any net realized capital gains or losses for the quarter ended June 30, 2010.

For the six months ended June 30, 2011, we recognized net realized capital gains of $0.5 million resulting from the $1.0 million gain on the sale of our Greenleaf royalty interest, a $0.5 million gain on the sale of GMX Senior Convertible Notes and a $0.1 million gain on the sale of our overriding royalty interest in TierraMar, offset by a $1.1 million loss on the sale of our senior notes of PXD.  We did not have any net realized capital gains or losses for the six months ended June 30, 2010.

Unrealized Appreciation or Depreciation on Investments

For the quarter ended June 30, 2011, the increase in net unrealized depreciation on portfolio investments was $21.8 million, primarily as a result of the write down of our investments in BioEnergy and Bionol totaling $10.2 million and the net unrealized depreciation of our investments in Alden and Gatliff of $9.8 million.

For the quarter ended June 30, 2010, the increase in net unrealized appreciation after income taxes was $0.6 million, comprised of a $0.9 million increase in targeted portfolio fair value, less a tax provision of $0.3 million resulting from routine quarterly valuation allowance reallocation.  The increase in targeted portfolio fair value was primarily a result of the reversal of prior period unrealized depreciation associated with our investment in ATP’s volume denominated limited term royalty, or ATP VDR, of $1.6 million, offset by the $0.8 million write down of our investment in Resaca common stock.

For the six months ended June 30, 2011, the increase in net unrealized depreciation on portfolio investments was $27.5 million, primarily due to decreases in fair value of our investments of $21.5 million for BioEnergy and Bionol and $7.0 million on Alden and Gatliff. For the six months ended June 30, 2010, the increase in net unrealized depreciation was $3.2 million, primarily resulting from the reversal of prior period unrealized depreciation associated with our investment in ATP VDR of $3.7 million.

While, in general, current capital and commodity markets are more stable than during the prior twenty-four months, conditions are such that it remains difficult to predict capital gains or losses or fluctuations in our portfolio values.

Net Increase or Decrease in Net Assets Resulting from Operations

For the quarter ended June 30, 2011, we had a net decrease in net assets resulting from operations of $16.4 million, or $0.76 per share, compared to a net increase of $3.9 million, or $0.18 per share for the quarter ended June 30, 2010.  The $20.3 million, or $0.94 per share, net decrease was primarily attributable to the $22.4 million increase in unrealized depreciation on our investments during the second quarter of 2011, compared to the second quarter of 2010.

For the six months ended June 30, 2011, we had a net decrease in net assets resulting from operations of $19.7 million, or $0.91 per share, compared to a net increase of $8.9 million, or $0.42 per share, for the corresponding period in 2010.  The $28.6 million, or $1.33 per share, net decrease was primarily attributable to the $30.7 million increase in unrealized depreciation on our investments during the six months ended June 30, 2011, compared to the same period of 2010, partially offset by increased investment income and realized gains on investments.

Financial Condition, Liquidity and Capital Resources

During the six months ended June 30, 2011, we generated cash from operations of $6.5 million excluding net purchases of investments, we received cash repayments and realizations of $44.9 million, and we reinvested $82.1 million in new investments.  At June 30, 2011, we had cash and cash equivalents of $50.0 million.  The amount outstanding on our Investment Facility at June 30, 2011 was $40.0 million and an additional $24.3 million was available for borrowing.  We repaid the $40.0 million balance outstanding on our Investment Facility in July 2011.  As of June 30, 2011, our Treasury Facility was fully drawn at $30.0 million.

Our net cash used in operating activities for the six months ended June 30, 2011 was $30.7 million, $42.6 million less than the $11.9 million net cash provided by operating activities for the six months ended June 30, 2010.  This decrease was primarily due to higher net purchases of investments in portfolio securities and U.S. Treasury Bills.  Purchases of portfolio securities were $51.5 million during the first two quarters of 2011, an increase of $47.5 million compared to the $4.0 million in purchases for the first two quarters of 2010.  The higher purchases in 2011 included Resaca, $10.0 million; Alden, $6.4 million; Gatliff, $2.6 million; ATP, $25.0 million and Spirit, $7.7 million.  Additionally, we purchased $30.6 million of U.S. Treasury Bills associated with our new Treasury Facility.  By comparison, purchases for this six-month period in 2010 included Alden, $2.6 million and BioEnergy, $1.2 million.  Proceeds from the redemption of investments increased $38.5 million in the six months ended June 30, 2011 to $44.9 million, compared to $6.4 million in the first six months of 2010.  The higher redemptions in 2011 included Resaca, $10.0 million; PXD, $10.0 million; GMX, $3.3 million; Greenleaf, $8.6 million; ATP, $4.5 million; Tammany Oil & Gas, LLC, or Tammany, $2.9 million; TierraMar, $1.4 million; Black Pool Energy Partners, $1.1 million and Pallas Contour Mining, $1.5 million.  By comparison, redemptions in 2010 included ATP, $4.0 million; Greenleaf, $1.3 million; APC Drilling Fund, $0.7 million and Tammany, $0.4 million.

During the six months ended June 30, 2011, we paid cash dividends totaling $7.8 million, or $0.36 per share, to our common shareholders compared to $7.4 million, or $0.34 per share, for the corresponding period of 2010.  We currently intend to continue to distribute, in the form of dividends, a minimum of 90% of our investment company taxable income on a quarterly basis to our stockholders.

As of June 30, 2011, we had investments in or commitments to fund loan facilities to nineteen portfolio companies totaling $264.7 million, of which $253.6 million was drawn.  We expect to fund our investments in 2011 from available cash, income earned on our portfolio and temporary investments, repayments or realizations of existing investments and from borrowings under our credit facilities.  In the future, we may also fund a portion of our investments with issuances of equity or senior debt securities.  We may also securitize a portion of our investments in mezzanine or senior secured loans or other assets.  We expect our primary use of funds to be investments in portfolio companies, cash distributions to holders of our common stock and payment of fees and other operating expenses.

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

In June 2008, we acquired a limited term volume-denominated royalty interest from ATP, and the royalty payments associated with this investment were subject to fluctuations in natural gas and oil prices.  To manage this risk, we purchased oil and natural gas put options on approximately 93% of our royalty interest.  We also acquired limited term dollar-denominated royalty interests from ATP in October 2009 and June 2011.  The royalty payments associated with these investments are not subject to price risk and there are no commodity derivative instruments associated with our current ATP investments.  All of our commodity derivative instruments expired as of January 31, 2010 and we received payment for the final volumes associated with the limited term royalty interest in September 2010.

Contractual Obligations and Off-Balance Sheet Arrangements

Below is a summary of our contractual payment obligations at June 30, 2011:

		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

June 30, 2011:
Revolving credit facilities (1)	$70,000,000	$30,000,000	$40,000,000	$-	$-
Total	$70,000,000	$30,000,000	$40,000,000	$-	$-

(1)  Excludes accrued interest amounts.  We repaid the $40.0 million balance on our Investment Facility in July 2011.

We have certain unused commitments to extend credit to our portfolio companies. Generally, these commitments have fixed expiration dates, through the year 2032, and we do not expect to fund the entire amounts before they expire, therefore these commitment amounts do not necessarily represent future cash requirements.  In February 2010, we arranged for a letter of credit issued under the Investment Facility with respect to our investment in Alden.  As of June 30, 2011, the letter of credit balance was $3.3 million.  We do not report the unused portions of these commitments on our Consolidated Balance Sheets. The following table shows our unused credit commitments and letter of credit as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Unused credit commitments	$11,113,132	$8,682,153
Letter of credit	3,250,000	2,676,200

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

Portfolio Credit Quality

Virtually all of our portfolio investments are in negotiated, and often illiquid, securities of energy-related businesses. We maintain a system to evaluate the credit quality of these investments. While incorporating quantitative analysis, this system is a qualitative assessment. This system is intended to reflect the overall, long-term performance of a portfolio company’s business, the collateral coverage of an investment, and other relevant factors.  Of the twenty-five rated investments in nineteen portfolio companies, eight improved in rating, four declined in rating, eleven retained the same rating and we added two investments during the six months of 2011.  As of June 30, 2011, on a fair value basis, approximately 67% of our portfolio investments were in the form of senior secured debt securities.  At June 30, 2011, we had four investments on non-accrual status with an aggregate cost and fair value of $48.8 million and $24.7 million, respectively, including an Alden debt security that was repaid in July 2011 for $24.1 million.  Our portfolio investments at fair value were approximately 82% of the related cost basis as of June 30, 2011.

For the six months ended June 30, 2011, the combined net increase in unrealized depreciation before taxes of our portfolio securities was $29.5 million.  This increase in unrealized depreciation was largely due to decreases in the estimated fair values of underlying assets, consisting primarily of the decreases in the fair value of our investments in BioEnergy and Bionol of $21.5 million, Alden and Gatliff of $7.0 million and DeanLake of $2.8 million.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board issued Accounting Standards Update 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS,” or ASU 2011-04.  This guidance requires additional disclosure regarding fair value measurement and sensitivity, and improves consistency between generally accepted accounting principles in the U.S. (“U.S. GAAP”) and international financial reporting standards (“IFRS”).  This guidance must be applied prospectively and becomes effective for interim and annual periods beginning after December 15, 2011.  We will adopt this guidance in our Form 10-Q for the period ended March 31, 2012, and we have not yet determined the impact, if any, on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes from the information provided in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act), designed to ensure that information required to be disclosed in our reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

In connection with the preparation of this Quarterly Report on Form 10-Q, as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q, we performed an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) of the Exchange Act.  Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of June 30, 2011, our disclosure controls and procedures were effective in providing reasonable assurance (i) that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) that such information is accumulated and communicated to management in a manner that allows timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

NGP CAPITAL RESOURCES COMPANY

Date: August 9, 2011	By:	/s/ Stephen K. Gardner
Stephen K. Gardner
President and Chief Executive Officer

Date: August 9, 2011	By:	/s/ L. Scott Biar
L. Scott Biar
Chief Financial Officer, Treasurer and Secretary

Index to Exhibits

Exhibits No.	Exhibit
3.1	Articles of Incorporation (filed as Exhibit (a)(1) to our Registration Statement on Form N-2 filed on August 16, 2004 (Registration No. 333-118279) and incorporated herein by reference)
3.2	Articles of Amendment and Restatement (filed as Exhibit 3.2 our Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference)
3.3	Bylaws (filed as Exhibit (b) to our Registration Statement on Form N-2 filed on August 16, 2004 (Registration No. 333-118279) and incorporated herein by reference)
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