Form 10-Q
period 2011-09-30
NGP Capital Resources Co
filed 2011-11-15
CIK 1297704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

As of November 11, 2011, there were 21,628,202 shares of the registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(Unaudited)

Assets
Investments in portfolio securities at fair value
Control investments - majority owned
(cost: $0 and $89,502,910, respectively)	$150,000	$70,973,316
Affiliate investments
(cost: $36,425,265 and $34,146,328, respectively)	13,576,684	33,064,028
Non-affiliate investments
(cost: $130,623,421 and $114,852,057, respectively)	128,077,749	112,025,645
Total investments	141,804,433	216,062,989
Cash and cash equivalents	80,223,340	68,456,908
Accounts receivable and other current assets	1,768,858	3,095,882
Interest receivable	623,689	2,236,122
Prepaid assets	992,194	1,736,732
Total current assets	83,608,081	75,525,644
Total assets	$225,412,514	$291,588,633

Liabilities and net assets
Current liabilities
Accounts payable and accrued expenses	$674,333	$525,111
Management and incentive fees payable	1,337,211	1,376,032
Dividends payable	3,893,076	3,893,076
Income taxes payable	35,065	50,350
Current portion of long-term debt	15,000,000	-
Total current liabilities	20,939,685	5,844,569
Deferred tax liabilities	15,438	18,136
Long-term debt, less current portion	-	50,000,000
Total liabilities	20,955,123	55,862,705

Commitments and contingencies (Note 7)

Net assets
Common stock, $.001 par value, 250,000,000 shares authorized;
21,628,202 shares issued and outstanding	21,628	21,628
Paid-in capital in excess of par	295,684,737	295,684,737
Undistributed net investment income (loss)	(5,876,731)	(7,845,925)
Undistributed net realized capital gain (loss)	(63,213,264)	(32,778,782)
Net unrealized appreciation (depreciation) of portfolio securities	(22,158,979)	(19,355,730)
Total net assets	204,457,391	235,725,928
Total liabilities and net assets	$225,412,514	$291,588,633

Net asset value per share	$9.45	$10.90

(See accompanying notes to consolidated financial statements)

 NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For The Three Months Ended		For The Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Investment income
Interest income:
Control investments - majority owned	$1,438,834	$1,188,139	$8,605,178	$3,384,042
Affiliate investments	341,930	959,298	972,974	2,692,192
Non-affiliate investments	4,715,863	3,011,209	11,233,500	9,568,456
Royalty income (loss), net of amortization:
Control investments - majority owned	514,835	522,473	1,194,970	1,277,258
Non-affiliate investments	274,574	(75,337)	801,262	(1,038,012)
Other income	33,750	640,000	126,387	1,586,079
Total investment income	7,319,786	6,245,782	22,934,271	17,470,015

Operating expenses
Management and incentive fees	1,337,211	1,409,553	4,262,213	4,171,952
Professional fees	376,086	159,960	811,152	646,936
Insurance expense	182,182	185,658	547,028	556,974
Interest expense and bank fees	376,374	339,073	1,143,051	956,254
Other general and administrative expenses	760,985	973,024	2,487,689	2,763,012
Total operating expenses	3,032,838	3,067,268	9,251,133	9,095,128
Income tax provision (benefit), net	17,013	15,224	34,715	51,516
Net investment income	4,269,935	3,163,290	13,648,423	8,323,371

Net realized capital gain (loss) on investments
Net realized capital gain (loss) on portfolio securities:
Control investments - majority owned	(32,879,825)	-	(32,798,550)	-
Non-affiliate investments	1,985,858	-	2,364,068	-
Total net realized capital gain (loss) on investments	(30,893,967)	-	(30,434,482)	-

Net unrealized gain (loss) on investments
Net increase (decrease) in unrealized appreciation
(depreciation) on portfolio securities
Control investments - majority owned	27,917,683	(2,838,653)	18,679,595	(2,925,328)
Affiliate investments	(228,752)	(1,542,752)	(21,766,280)	(1,732,043)
Non-affiliate investments	(1,001,129)	1,261,745	280,738	5,308,870
Benefit (provision) for taxes on unrealized gain (loss)	(100)	20,479	2,698	(29,658)
Total net unrealized gain (loss) on investments	26,687,702	(3,099,181)	(2,803,249)	621,841

Net increase (decrease) in net assets resulting
from operations	$63,670	$64,109	$(19,589,308)	$8,945,212

Net increase (decrease) in net assets resulting
from operations per common share	$-	$-	$(0.91)	$0.42

(See accompanying notes to consolidated financial statements)

 NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
(Unaudited)

	Common Stock		Paid-in Capital in Excess	Undistributed Net Investment Income	Undistributed Net Realized Capital	Net Unrealized Appreciation (Depreciation) of Portfolio	Total
	Shares	Amount	of Par	(Loss)	Gain (Loss)	Securities	Net Assets
Balance at December 31, 2010	21,628,202	$21,628	$295,684,737	$(7,845,925)	$(32,778,782)	$(19,355,730)	$235,725,928
Net increase (decrease)
in net assets resulting
from operations	-	-	-	13,648,423	(30,434,482)	(2,803,249)	(19,589,308)
Dividends declared	-	-	-	(11,679,229)	-	-	(11,679,229)

Balance at September 30, 2011	21,628,202	$21,628	$295,684,737	$(5,876,731)	$(63,213,264)	$(22,158,979)	$204,457,391

(See accompanying notes to consolidated financial statements)

 NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Nine Months Ended
	September 30, 2011	September 30, 2010
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(19,589,308)	$8,945,212
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by operating activities:
Payment-in-kind interest	(6,650,072)	(4,547,397)
Net amortization of premiums, discounts and fees	(2,096,619)	8,650,115
Net realized capital loss on portfolio securities	30,434,482	-
Net unrealized (appreciation) depreciation on portfolio securities	2,805,947	(651,499)
Net deferred income tax liabilities	(2,698)	-
Effects of changes in operating assets and liabilities:
Accounts receivable and other current assets	1,327,024	177,880
Interest receivable	1,612,433	362,249
Prepaid assets	744,538	893,233
Accounts payable and accrued expenses	110,401	(93,928)
Payables for investment securities purchased	-	2,856,806
Income taxes payable	(15,285)	(13,484)
Purchase of investments in portfolio securities	(88,390,690)	(21,318,320)
Proceeds from the redemption of investments in portfolio securities	138,155,508	20,296,527
Purchase of investments in U.S. Treasury Bills	(30,601,000)	-
Proceeds from the redemption of investments in U.S. Treasury Bills	30,601,000	-
Net cash provided by operating activities	58,445,661	15,557,394

Cash flows from financing activities
Borrowings under revolving credit facilities	110,000,000	174,905,200
Repayments on revolving credit facilities	(145,000,000)	(192,405,200)
Dividends paid	(11,679,229)	(11,030,383)
Net cash used in financing activities	(46,679,229)	(28,530,383)
Net increase (decrease) in cash and cash equivalents	11,766,432	(12,972,989)
Cash and cash equivalents, beginning of period	68,456,908	108,288,217
Cash and cash equivalents, end of period	$80,223,340	$95,315,228

(See accompanying notes to consolidated financial statements)

 NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2011
(Unaudited)

Portfolio Company	Energy Industry Segment	Investment (1)	Principal	Cost	Fair Value (2)
Control Investments - Majority Owned (50% or more owned)
BSR Holdings, LLC (11)	Oil & Natural Gas	100% of membership interests of		$-	$-
	Production and Development	BSR Holdings, LLC

DeanLake Operator,	Oil & Natural Gas	Class A membership interests -		-	150,000
LLC (11)	Production and	entitled to 100%
	Development	of distribution of DeanLake
		Operator, LLC

Rubicon Energy Partners,	Oil & Natural Gas	4,000 LLC Units -
LLC (11)	Production and	50% ownership of the assets of
	Development	Rubicon Energy Partners, LLC		-	-

Subtotal Control Investments - Majority Owned (50% or more owned)				$-	$150,000

Affiliate Investments - (5% to 25% owned)
BioEnergy Holding, LLC (6)	Alternative Fuels and	Senior Secured Notes	$16,662,326	$15,510,855	$-
	Specialty Chemicals	(15%, due 3/06/2015) (4)
		BioEnergy Holding Units - 11.1% of outstanding		1,296,771	-
		units of BioEnergy Holdings, LLC
		Myriant Corporation - 0.59% of		418,755	706,132
		outstanding common shares of Myriant Corporation
		Myriant Corporation Warrants (8)		49,238	49,238

Bionol Clearfield, LLC (6)	Alternative Fuels and	Senior Secured Tranche C	4,950,000	4,950,000	-
	Specialty Chemicals	2nd Lien Term Loan
		(LIBOR + 7% cash, LIBOR + 9%
		default, due 9/06/2016) (4)

Resaca Exploitation Inc.	Oil & Natural Gas	Senior Unsecured Term Loan	10,926,010	10,714,392	10,714,392
	Production and	(9.5% cash or 12% PIK,
	Development	due on 12/31/2014)
		Common Stock (1,360,972 shares) - representing		3,235,254	1,856,922
		6.56% of outstanding common stock of
		Resaca Exploitation Inc. (3) (9)
		Warrants (13)		250,000	250,000

Subtotal Affiliate Investments - (5% to 25% owned)				$36,425,265	$13,576,684

Non-affiliate Investments - (Less than 5% owned)
Anadarko Petroleum	Oil & Natural Gas	Net Profits Interest	$5,654,145	$5,680,474	$5,980,474
Corporation	Production and	(Due 4/23/2032)
2007-III Drilling Fund	Development

ATP Oil & Gas	Oil & Natural Gas	Limited Term Royalty Interest		20,714,799	20,714,799
Corporation - III	Production and	(12.35% annual interest, 13% IRR
	Development	to pay-out)

Black Pool Energy	Oil & Natural Gas	Senior Secured Term Loan	15,854,631	15,840,696	12,100,000
Partners, LLC	Production and	(The greater of 15% or LIBOR +
	Development	11%, due 10/24/2011) (18)
		3% Overriding Royalty Interest		8,324	100,000
		Warrants (10)		10,000	-

(See accompanying notes to consolidated financial statements)

 NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2011
(Unaudited)
(continued)

Portfolio Company	Energy Industry Segment	Investment (1)	Principal	Cost	Fair Value (2)
Non-affiliate Investments - (Less than 5% owned) - Continued
Castex Energy Development	Oil & Natural Gas	Senior Secured Term Loan	$27,500,000	$26,961,669	$26,961,669
Fund, LLC	Production and	(The greater of 11.5% or LIBOR +
	Development	10.5%, due 12/31/2014)
		Castex Class B Units - 5% (16)		50	50

Chroma Exploration &	Oil & Natural Gas	10,930 Shares Series A Participating		2,221,710	-
Production, Inc.	Production and	Convertible Preferred Stock (4)
	Development	9,981 Shares Series AA Participating		2,089,870	650,000
		Convertible Preferred Stock (4)
		8.11 Shares Common Stock		-	-
		Warrants (5)		-	-

Crestwood Holdings, LLC	Natural Gas	Senior Secured Term Loan	8,465,000	8,308,599	8,308,599
	Gathering and Processing	(The greater of 10.5% or LIBOR +
		8.5%, due 10/01/2016)

Globe BG, LLC	Coal Production	Contingent earn-out related to July	-	-	3,400,000
		2011 sale of royalty interests in Alden Resources (15)

GMX Resources, Inc. (3)	Oil & Natural Gas	Senior Convertible Notes	12,661,000	11,055,228	10,255,410
	Production and	(5%, due 2/1/2013)
	Development

Nighthawk Transport I, LP	Energy Services	LP Units (12)		-	-
		Warrants (12)		-	-

Pallas Contour Mining, LLC	Coal Mining	Senior Secured Term Loan	12,411,290	12,455,201	12,455,201
		(14%, due 10/14/2015)

Powder River Acquisitions,	Oil & Natural Gas	Senior Secured Promissory Note	3,000,000	3,000,000	3,000,000
LLC	Production and	(8%, due 9/30/2011) (17)
	Development

Spirit Resouces, LLC	Oil & Natural Gas	Senior Secured Term Loan	9,500,000	9,254,415	9,254,415
	Production and	(The greater of 12% or LIBOR + 8%,
	Development	due 4/27/2015)
		Warrants (14)		25,000	25,000

Tammany Oil & Gas, LLC	Oil & Natural Gas	Senior Secured Term Loan	12,882,804	12,872,132	12,872,132
	Production and	(The greater of 13% or LIBOR + 8%,
	Development	due 9/30/2012)
		3.33% Overriding Royalty Interest		120,254	1,000,000
		Warrants (7)		5,000	1,000,000

Subtotal Non-affiliate Investments - (Less than 5% owned)				$130,623,421	$128,077,749

TOTAL INVESTMENTS				$167,048,686	$141,804,433

(See accompanying notes to consolidated financial statements)

 NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2011
(Unaudited)
(continued)

NOTES TO CONSOLIDATED SCHEDULE OF INVESTMENTS

(1)
All of our targeted investments are collateral for obligations under our Investment Facility.  See Note 4 of Notes to Consolidated Financial Statements. All investments are in entities with primary operations in the United States of America.  Percentages represent interest rates in effect at the end of the period and due dates represent the contractual maturity dates.  Warrants, common stocks, units and earn-outs are non-income producing securities, unless otherwise stated.

(2)	Our Board of Directors determines, in good faith, the fair value of our investments. Fair value is determined using unobservable inputs (Level 3 hierarchy), unless otherwise stated.
(3)	Fair value is determined using prices with observable market inputs (Level 2 hierarchy). See note 8 of the Notes to Consolidated Financial Statements.
(4)	Non-accrual status.
(5)	Chroma warrants expire on April 5, 2012 and provide us the right to purchase 2,462 shares of common stock at a purchase price of $75.00 per share.
(6)	BioEnergy Holdings, LLC owns 100% of Bionol Clearfield, LLC. In July 2011, both entities filed for protection under Chapter 7 of the U.S. Bankruptcy Code.
(7)
Tammany Oil & Gas, LLC warrants expire five years after repayment of principal and interest and provide us the right to purchase approximately 10% of membership shares at the exercise price of approximately $17.61 per share.

(8)	Myriant Corporation warrants expire on August 15, 2015 and provide us the right to purchase 32,680 shares of Myriant Corporation, at a purchase price of $10.00 per share.
(9)	Resaca Exploitation, Inc. stock trades in U.S. dollars on the Alternative Investment Market of the London Stock Exchange.
(10)	Black Pool warrants expire seven years after repayment of principal and interest and provide us the right to purchase approximately 25% of membership interest at the exercise price of $0.01 per share.
(11)	Assets of this portfolio company have been sold. The legal entity, in which we retain an equity interest, is in the process of dissolution.
(12)
Due to insufficient recoveries in the liquidation under Nighthawk's voluntary petition under Chapter 7 of the U.S. Bankruptcy Code, we recognized a realized loss of our total remaining investment in Nighthawk notes in December 2009.  We retain ownership in warrants and units in Nighthawk and have assigned no value to those securities.

(13)
Resaca Exploitation, Inc. warrants expire 10 business days following termination of the credit agreement and entitle us to purchase up to 2,420,000 shares of Resaca common stock at a purchase price of $1.92 per share.

(14)	Spirit Resources, LLC penny warrants expire five years after repayment of principal and interest and entitle us to acquire 33% of the Units of Membership Interest.
(15)	Contingent payment of up to $6.8MM is dependent upon Alden Resources’ ability to achieve certain sales volume and operating efficiency levels during the three year period ending July 2014.
(16)
Lenders were granted 10% (5% net to NGPC Asset Holdings II) of the LP interest in Castex Energy Development Fund via Class B LP units that will become effective at the earlier of maturity or a liquidity event in which the Castex Energy Development Fund assets are sold.

(17)	We issued a written notice of default on September 30, 2011 and have filed a suit against Powder River Acquisitions, LLC and an individual guarantor for failure to pay principal and interest when due.
(18)	The Term Loan to Black Pool Energy Partners matured on October 24, 2011 without repayment. We are currently negotiating with Black Pool toward a potential amendment and extension of the Term Loan.

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
		Multiple-Advance Term Loan - Revolver
		(The greater of 12.00% or LIBOR +
		9.00% cash, 15.00% or LIBOR +
		12.00% PIK, due 1/05/2013) (18)

		5.8 million Class E Units - entitled to		5,800,000	5,800,000
		100% of distributions of Alden Resources
		until payout, 80% after payout (5)

		Royalty Interest		2,486,020	10,300,000

BSR Holdings, LLC	Oil & Natural Gas	100% of membership interests of		-	-
(15) (17)	Production and	BSR Holdings, LLC.
	Development

DeanLake Operator, LLC (17)	Oil & Natural Gas Production and Development	Class A membership interests - entitled to 100% of distribution of DeanLake Operator, LLC until payout, 80% after payout (5)		14,050,255	3,500,000

		Overriding Royalty Interest		17,622	50,000

Gatliff Services, LLC (17)	Coal Processing	Senior Secured	11,696,721	11,696,721	11,696,721
		Multiple-Advance Term Loan
		(8.00% during construction, 12.00%
		after completion, due 9/30/2020)

		One Membership Unit - representing 100%		1,100,000	1,100,000
		ownership of Gatliff Services, LLC (5)

Rubicon Energy Partners,	Oil & Natural Gas	4,000 LLC Units representing		-	-
LLC (17)	Production and	50% ownership of the assets of
	Development	Rubicon Energy Partners, LLC (5)

TierraMar Energy, LP (17)	Oil & Natural Gas	212,637 Class A Preferred LP Units -		16,710,788	900,000
	Production and	entitled to 100% of distribution of
	Development	TierraMar Energy LP until payout, 67% after payout (5)

		Overriding Royalty Interest		14,909	100,000

Subtotal Control Investments - Majority Owned (50% or more owned)				$89,502,910	$70,973,316
(See accompanying notes to consolidated financial statements)

 NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2010
(continued)

Portfolio Company	Energy Industry Segment	Investment (1) (2) (4)	Principal	Cost	Fair Value (3)
TARGETED INVESTMENTS - Continued
Affiliate Investments - (5% to 25% owned)
BioEnergy Holding, LLC (17)	Alternative Fuels and	Senior Secured Notes	$15,485,039	$14,302,570	$14,302,570
	Specialty Chemicals	(15.00%, due 3/06/2015)
		BioEnergy Holding Units - 11.1% of outstanding		1,296,771	1,296,771
		units of BioEnergy Holdings, LLC (5)
		Myriant Technologies Warrants (5) (10)		49,238	49,238
		Myriant Technologies Units - 1.9% of		418,755	418,755
		the outstanding units of Myriant Technologies, LLC (5)

Bionol Clearfield, LLC (8)	Alternative Fuels and	Senior Secured Tranche C	4,950,000	4,950,000	4,950,000
(14) (17)	Specialty Chemicals	2nd Lien Term Loan
		(LIBOR + 7.00% cash, LIBOR + 9.00%
		default, due 9/06/2016) (19)

Resaca Exploitation Inc.	Oil & Natural Gas	Senior Secured	10,000,000	9,893,740	9,893,740
	Production and Development	Revolving Credit Facility
		(The greater of 8.0% or LIBOR + 5.50%,
		due 7/01/2012) (17)
		Common Stock (1,345,595 shares) - representing		3,235,254	2,152,954
		6.84% of outstanding common stock of
		Resaca Exploitation Inc. (5) (11) (16)

Subtotal Affiliate Investments - (5% to 25% owned)				$34,146,328	$33,064,028

Non-affiliate Investments - (Less than 5% owned)

Anadarko Petroleum	Oil & Natural Gas	Multiple-Advance Net Profits Interest	$9,532,723	$9,586,637	$9,886,635
Corporation	Production and Development	(Due 4/23/2032)
2007-III Drilling Fund (17)

ATP Oil & Gas Corporation	Oil & Natural Gas	Limited Term Royalty Interest		6,548,318	6,548,318
(17)	Production and Development	(Dollar Denominated - 16.00% Return)

Black Pool Energy	Oil & Natural Gas	Senior Secured	17,895,000	17,754,507	17,754,507
Partners, LLC (17)	Production and Development	Multiple-Advance Term Loan
		(The greater of 15.00% or LIBOR +
		11.00% cash, due 10/24/2011)
		Overriding Royalty Interest		9,750	100,000
		Warrants (5) (12)		10,000	10,000

Chroma Exploration &	Oil & Natural Gas	10,930 Shares Series A Participating		2,221,710	100,000
Production, Inc. (17)	Production and Development	Convertible Preferred Stock (6)
		9,981 Shares Series AA Participating		2,089,870	650,000
		Convertible Preferred Stock (6)
		8.11 Shares Common Stock (5)		-	-
		Warrants (5) (7)		-	-

Crestwood Holdings, LLC	Natural Gas	Senior Secured Term Loan	9,000,000	8,836,125	8,836,125
(17)	Gathering and Processing	(The greater of 10.50% or LIBOR + 8.50%,
		due 10/01/2016)

Greenleaf Investments,	Oil & Natural Gas	Senior Secured	8,587,076	8,543,239	8,543,239
LLC (17)	Production and Development	Multiple-Advance Term Loan
		(The greater of 10.50% or LIBOR + 6.50%,
		due 4/30/2011)
		Overriding Royalty Interest		20,785	400,000

(See accompanying notes to consolidated financial statements)

 NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2010
(continued)

Portfolio Company	Energy Industry Segment	Investment (1) (2) (4)	Principal	Cost	Fair Value (3)
TARGETED INVESTMENTS - Continued
Non-affiliate Investments - (Less than 5% owned) - Continued
GMX Resources, Inc. (16)	Oil & Natural Gas	Senior Convertible Notes	$7,925,000	$6,532,576	$6,676,813
	Production and Development	(5.00%, due 2/1/2013)

Nighthawk Transport I,	Energy Services	LP Units (5) (20)		-	-
LP (17)		Warrants (5) (20)		-	-

Pallas Contour Mining,	Coal Mining	Senior Secured	14,411,290	14,459,867	14,459,867
LLC (17)		Multiple-Advance Term Loan
		(14.00%, due 10/14/2015)

Pioneer Natural Resources	Oil & Natural Gas	Senior Notes, 7.2%, due 2028	10,000,000	11,489,439	10,450,100
Co. (16)	Production and Development

Powder River Acquisitions,	Oil & Natural Gas	Senior Secured	3,000,000	3,000,000	3,000,000
LLC (17)	Production and Development	Promissory Note
		(8.00%, due 9/30/2011)

Tammany Oil & Gas,	Oil & Natural Gas	Senior Secured	23,607,804	23,590,041	23,590,041
LLC (17)	Production and Development	Multiple-Advance Term Loan
		(The greater of 13.0% or LIBOR + 8.00%,
		due 9/30/2012)

		Overriding Royalty Interest		139,193	1,000,000
		After Pay-Out Overriding Royalty Interest (5) (13)		10,000	10,000
		Warrants (5) (9) (13)		10,000	10,000

Subtotal Non-affiliate Investments - (Less than 5% owned)				$114,852,057	$112,025,645

TOTAL INVESTMENTS				$238,501,295	$216,062,989

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

(See accompanying notes to consolidated financial statements)

 NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED FINANCIAL HIGHLIGHTS
(Unaudited)

	For The Nine Months Ended
Per Share Data (1)	September 30, 2011	September 30, 2010
Net asset value, beginning of period	$10.90	$11.10
Net investment income	0.63	0.38
Net realized and unrealized gain (loss)
on portfolio securities (2)	(1.54)	0.04
Net increase (decrease) in net assets
resulting from operations	(0.91)	0.42
Dividends declared	(0.54)	(0.51)
Net asset value, end of period	$9.45	$11.01

Market value, beginning of period	$9.20	$8.13
Market value, end of period	$6.54	$9.06
Market value return (3)	(24.05%)	18.32%
Net asset value return (3)	(7.37%)	5.31%

Senior Securities Data
Total borrowings (in thousands)	$15,000	$50,000
Asset coverage ratio (4) (5)	1503%	602%
Asset coverage per unit (5)	$15,027	$6,019

Ratios and Supplemental Data
($ and shares in thousands)
Net assets, end of period	$204,457	$238,090
Average net assets	$220,092	$239,133
Common shares outstanding end of period	21,628	21,628
Net investment income/average net assets (6)	8.29%	4.65%
Portfolio turnover rate	76.60%	8.49%
Total operating expenses/average net assets (6)	5.62%	5.09%

Additional ratios
Total operating expenses less management and
incentive fees and interest expense/average net assets (6)	2.34%	2.22%
Total operating expenses less management
and incentive fees/average net assets (6)	3.03%	2.75%
Net increase (decrease) in net assets resulting from
operations/average net assets (6)	(11.90%)	5.00%

(1)	Per Share Data is based on weighted average number of common shares outstanding for the period.
(2)
Calculated as a balancing amount necessary to reconcile the change in net assets value per share with other per share information presented.  This amount may not agree with the aggregate gains and losses for the period because the difference in the net asset value at the beginning and end of the period may not equal the per share changes of the line items disclosed.

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
September 30, 2011
(Unaudited)

Note 1:	Organization

These Consolidated Financial Statements present the financial position, results of operations and cash flows of NGP Capital Resources Company and its consolidated subsidiaries.  The terms “we,” “us,” “our” and “NGPC” refer to NGP Capital Resources Company and its consolidated subsidiaries. We are a financial services company organized in July 2004 as a Maryland corporation to invest primarily in small and mid-size private energy companies. Our investment objective is to generate both current income and capital appreciation primarily through debt investments with certain equity components. We are a closed-end, non-diversified management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, or the 1940 Act. In addition, for federal income tax purposes we operate so as to be treated as a regulated investment company, which we refer to as a RIC, under the Internal Revenue Code of 1986, as amended, or the Code. We have several direct and indirect subsidiaries that are single member limited liability companies and wholly-owned limited partnerships established to hold certain portfolio investments or provide services to us in accordance with specific rules prescribed for a company operating as a RIC.  We consolidate the financial results of our wholly-owned subsidiaries for financial reporting purposes, and we do not consolidate the financial results of our portfolio companies.

Our external manager, NGP Investment Advisor, LP, or our Manager, conducts our operations pursuant to an investment advisory agreement. NGP Energy Capital Management, LLC, or NGP, and NGP Administration, LLC, or our Administrator, own our Manager.

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

The following table summarizes our recent distribution history:

Declaration Date	Amount	Record Date	Payment Date
March 10, 2010	$0.17	March 31, 2010	April 9, 2010
June 15, 2010	$0.17	June 30, 2010	July 9, 2010
September 14, 2010	$0.17	September 30, 2010	October 8, 2010
December 14, 2010	$0.18	December 31, 2010	January 7, 2011
March 9, 2011	$0.18	March 31, 2011	April 8, 2011
June 14, 2011	$0.18	June 30, 2011	July 8, 2011
September 13, 2011	$0.18	September 30, 2011	October 10, 2011

Note 3:	Revisions of Previously Issued Financial Statements

In the third quarter of 2011, we corrected our method of categorizing income tax provision (benefit) among the income categories on our consolidated statements of operations (namely, net investment income, realized gains (losses) on investments and unrealized gains (losses) on investments) to appropriately reflect the income tax consequences among the income categories.    The change in methods had no impact on the total income tax provision (benefit) or on net increase (decrease) in net assets from operations or net asset value for any period.  However, the appropriate categorization method does result in immaterial changes to previously reported amounts for net investment income, net realized gain (loss) on investments and net unrealized gain (loss) on investments, because the amounts of income tax provision (benefit) applicable to each category are different under the new method.  In addition, the changes also impact the ratios of net investment income/average net assets and certain after-tax per share amounts.

We assessed the materiality of these revisions on each of the periods affected and concluded that none of the revisions were material to any previously issued financial statements.  Given that the effect is not material, previously issued financial statements will be revised for these items the next time such financial statements are presented in SEC filings.

The following tables set forth the line items affected by the revisions on the statements of operations and financial highlights for each of the three-month periods ended September 30, 2010, June 30, 2011 and 2010, and March 31, 2011 and 2010, for the nine-month period ended September 30, 2010, for each of the six-month periods ended June 20, 2011 and 2010, and for each of the years ended December 31, 2010, 2009 and 2008.  The change had no impact on any periods prior to 2008.

	Six Months Ended June 30, 2011			Three Months Ended June 30, 2011			Three Months Ended March 31, 2011
	As Previously Reported	Revisions	As Revised	As Previously Reported	Revisions	As Revised	As Previously Reported	Revisions	As Revised
Net investment income before income taxes	$9,396,190	$-	$9,396,190	$5,695,556	$-	$5,695,556	$3,700,634	$-	$3,700,634
Benefit (provision) for income taxes	(1,998,250)	1,980,548	(17,702)	(1,295,534)	1,287,617	(7,917)	(702,716)	692,931	(9,785)
Net investment income	7,397,940	1,980,548	9,378,488	4,400,022	1,287,617	5,687,639	2,997,918	692,931	3,690,849

Net realized gain (loss) on portfolio securities	459,485	-	459,485	984,571	-	984,571	(525,086)	-	(525,086)
Benefit (provision) for income taxes	64	(64)	-	(223)	223	-	287	(287)	-
Total net realized gain (loss) on investments	459,549	(64)	459,485	984,348	223	984,571	(524,799)	(287)	(525,086)

Net increase (decrease) in unrealized appreciation (depreciation) on portfolio securities	(29,493,749)	-	(29,493,749)	(23,067,262)	-	(23,067,262)	(6,426,487)	-	(6,426,487)
Benefit (provision) for taxes on unrealized gain (loss)	1,983,282	(1,980,484)	2,798	1,289,139	(1,287,840)	1,299	694,143	(692,644)	1,499
Total net unrealized gain (loss) on investments	(27,510,467)	(1,980,484)	(29,490,951)	(21,778,123)	(1,287,840)	(23,065,963)	(5,732,344)	(692,644)	(6,424,988)

Net increase (decrease) in net assets resulting from operations	$(19,652,978)	$-	$(19,652,978)	$(16,393,753)	$-	$(16,393,753)	$(3,259,225)	$-	$(3,259,225)

Per share data:
Net investment income	$0.34	$0.09	$0.43	$0.20	$0.06	$0.26	$0.14	$0.03	$0.17
Net realized gain (loss) on investments	0.02	(0.00)	0.02	0.05	0.00	0.05	(0.02)	(0.00)	(0.02)
Net unrealized gain (loss) on investments	(1.27)	(0.09)	(1.36)	(1.01)	(0.06)	(1.07)	(0.27)	(0.03)	(0.30)
Net increase (decrease) in net assets resulting from operations	$(0.91)	$-	$(0.91)	$(0.76)	$-	$(0.76)	$(0.15)	$-	$(0.15)

Average net assets	222,006,363		222,006,363				232,149,778		232,149,778
Net investment income / average net assets (annualized) (1)	6.72%		8.52%				5.24%		6.45%

(1)	Information is only required to be presented on a year to date basis. Accordingly, three-month data is not presented.

	Nine Months Ended September 30, 2010			Six Months Ended June 30, 2010			Three Months Ended March 31, 2010
	As Previously Reported	Revisions	As Revised	As Previously Reported	Revisions	As Revised	As Previously Reported	Revisions	As Revised
Net investment income before income taxes	$8,374,887	$-	$8,374,887	$5,196,373	$-	$5,196,373	$2,144,253	$-	$2,144,253
Benefit (provision) for income taxes	(298,709)	247,193	(51,516)	509,570	(545,862)	(36,292)	287,074	(302,300)	(15,226)
Net investment income	8,076,178	247,193	8,323,371	5,705,943	(545,862)	5,160,081	2,431,327	(302,300)	2,129,027

Net realized gain on portfolio securities	-	-	-	-	-	-	-	-	-
Benefit (provision) for income taxes	(110,492)	110,492	-	(18,613)	18,613	-	(9,151)	9,151	-
Total net realized gain (loss) on investments	(110,492)	110,492	-	(18,613)	18,613	-	(9,151)	9,151	-

Net increase (decrease) in unrealized appreciation (depreciation) on portfolio securities	651,499	-	651,499	3,771,159	-	3,771,159	2,879,209	-	2,879,209
Benefit (provision) for taxes on unrealized gain (loss)	328,027	(357,685)	(29,658)	(577,386)	527,249	(50,137)	(293,149)	293,149	-
Total net unrealized gain (loss) on investments	979,526	(357,685)	621,841	3,193,773	527,249	3,721,022	2,586,060	293,149	2,879,209

Net increase in net assets resulting from operations	$8,945,212	$-	$8,945,212	$8,881,103	$-	$8,881,103	$5,008,236	$-	$5,008,236

Per share data:
Net investment income	$0.37	$0.01	$0.38	$0.26	$(0.02)	$0.24	$0.11	$(0.01)	$0.10
Net realized gain (loss) on investments	(0.01)	0.01	-	(0.00)	0.00	-	(0.00)	0.00	-
Net unrealized gain (loss) on investments	0.06	(0.02)	0.04	0.16	0.02	0.18	0.13	0.01	0.14
Net increase in net assets resulting from operations	$0.42	$-	$0.42	$0.42	$-	$0.42	$0.24	$-	$0.24

Average net assets	239,132,963		239,132,963	240,939,305		240,939,305	240,841,269		240,841,269
Net investment income / average net assets (annualized) (1)	4.52%		4.65%	4.78%		4.32%	4.09%		3.59%

	Three Months Ended September 30, 2010			Three Months Ended June 30, 2010
	As Previously Reported	Revisions	As Revised	As Previously Reported	Revisions	As Revised
Net investment income before income taxes	$3,178,514	$-	$3,178,514	$3,052,120	$-	$3,052,120
Benefit (provision) for income taxes	(808,279)	793,055	(15,224)	222,496	(243,562)	(21,066)
Net investment income	2,370,235	793,055	3,163,290	3,274,616	(243,562)	3,031,054

Net realized gain on portfolio securities	-	-	-	-	-	-
Benefit (provision) for income taxes	(91,879)	91,879	-	(9,462)	9,462	-
Total net realized gain (loss) on investments	(91,879)	91,879	-	(9,462)	9,462	-

Net increase (decrease) in unrealized appreciation (depreciation) on portfolio securities	(3,119,660)	-	(3,119,660)	891,950	-	891,950
Benefit (provision) for taxes on unrealized gain (loss)	905,413	(884,934)	20,479	(284,237)	234,100	(50,137)
Total net unrealized gain (loss) on investments	(2,214,247)	(884,934)	(3,099,181)	607,713	234,100	841,813

Net increase in net assets resulting from operations	$64,109	$-	$64,109	$3,872,867	$-	$3,872,867

Per share data:
Net investment income	$0.11	$0.04	$0.15	$0.15	$(0.01)	$0.14
Net realized gain (loss) on investments	(0.00)	0.00	-	(0.00)	0.00	-
Net unrealized gain (loss) on investments	(0.11)	(0.04)	(0.15)	0.03	0.01	0.04
Net increase in net assets resulting from operations	$0.00	$(0.00)	$0.00	$0.18	$-	$0.18

(1)	Information is only required to be presented on a year to date basis. Accordingly, three-month data is not presented.

	Year Ended December 31, 2010			Year Ended December 31, 2009			Year Ended December 31, 2008
	As Previously Reported	Revisions	As Revised	As Previously Reported	Revisions	As Revised	As Previously Reported	Revisions	As Revised
Net investment income before income taxes	$11,494,196	$-	$11,494,196	$9,919,646	$-	$9,919,646	$18,646,536	$-	$18,646,536
Benefit (provision) for income taxes	(252,066)	197,631	(54,435)	(19,347)	(171,910)	(191,257)	(390,195)	390,195	-
Net investment income	11,242,130	197,631	11,439,761	9,900,299	(171,910)	9,728,389	18,256,341	390,195	18,646,536

Net realized gain (loss) on portfolio securities	(33,275,372)	-	(33,275,372)	(14,328,947)	-	(14,328,947)	19,251,090	-	19,251,090
Benefit (provision) for income taxes	(107,736)	107,736	-	110,493	(110,493)	-	(4,517,443)	1,481,775	(3,035,668)
Total net realized gain (loss) on investments	(33,383,108)	107,736	(33,275,372)	(14,218,454)	(110,493)	(14,328,947)	14,733,647	1,481,775	16,215,422

Net increase (decrease) in unrealized appreciation (depreciation) on portfolio securities	31,176,641	-	31,176,641	(5,614,178)	-	(5,614,178)	(51,605,789)	-	(51,605,789)
Benefit (provision) for taxes on unrealized gain (loss)	1,438,176	(305,367)	1,132,809	1,113,329	282,403	1,395,732	5,196,929	(1,871,970)	3,324,959
Total net unrealized gain (loss) on investments	32,614,817	(305,367)	32,309,450	(4,500,849)	282,403	(4,218,446)	(46,408,860)	(1,871,970)	(48,280,830)

Net increase (decrease) in net assets resulting from operations	$10,473,839	$-	$10,473,839	$(8,819,004)	$-	$(8,819,004)	$(13,418,872)	$-	$(13,418,872)

Per share data:
Net investment income	$0.52	$0.01	$0.53	$0.46	$(0.01)	$0.45	$0.84	$0.02	$0.86
Net realized gain (loss) on investments	(1.54)	0.00	(1.54)	(0.66)	0.00	(0.66)	0.68	0.07	0.75
Net unrealized gain (loss) on investments	1.51	(0.01)	1.50	(0.21)	0.01	(0.20)	(2.12)	(0.09)	(2.21)
Net increase (decrease) in net assets resulting from operations	$0.49	$-	$0.49	$(0.41)	$-	$(0.41)	$(0.60)	$-	$(0.60)

Average net assets	237,950,738		237,950,738	251,506,075		251,506,075	255,126,272		255,126,272
Net investment income / average net assets (1)	4.72%		4.81%	3.94%		3.87%	7.16%		7.31%

(1)	Information is only required to be presented on a year to date basis. Accordingly, three-month data is not presented.

Note 4:	Credit Facilities and Borrowings

We have a $67.5 million Revolving Credit Agreement, or the Investment Facility.  The total amount outstanding under the Investment Facility was $15.0 million and $50.0 million as of September 30, 2011 and December 31, 2010, respectively.  Substantially all of our assets except our investments in U.S. Treasury Bills are collateral for the obligations under the Investment Facility.  The Investment Facility matures on August 31, 2012, and bears interest, at our option, at either (i) LIBOR plus 425 to 575 basis points, or (ii) the base rate plus 325 to 475 basis points, both based on our amounts outstanding.  As of September 30, 2011, the interest rate on our outstanding balance of $15.0 million was 7.0% (Prime plus 375 basis points).  We repaid the entire $15.0 million balance in October 2011.  As of September 30, 2011, we had a letter of credit outstanding of $2.9 million, and the amount available to us for borrowing under the Investment Facility was $49.6 million.

On March 31, 2011, we entered into a $30.0 million Treasury Secured Revolving Credit Agreement, or the Treasury Facility.  Our investments in U.S. Treasury Bills secure our borrowings under the Treasury Facility.  Proceeds from the Treasury Facility facilitate the growth of our investment portfolio and provide flexibility in the sizing of our portfolio investments.  The Treasury Facility has a 364-day term and bears interest, at our option, at either (i) LIBOR plus 50 basis points or (ii) the base rate.  We have the right at any time to prepay the loans, in whole or in part, without premium or penalty.  As of September 30, 2011, we had no outstanding indebtedness under the Treasury Facility and the entire $30.0 million was available.

The Investment Facility and Treasury Facility contain affirmative and reporting covenants and certain financial ratio and restrictive covenants that apply to our subsidiaries and us.  We complied with these covenants as of September 30, 2011 and had no events of default under either facility.  The most restrictive covenants are:

•	maintaining a ratio of net asset value to consolidated total indebtedness (excluding net hedging liabilities) of not less than 2.25:1.0,
•	maintaining a ratio of net asset value to consolidated total indebtedness (including net hedging liabilities) of not less than 2.0:1.0,
•	maintaining a ratio of EBITDA (excluding revenue from cash collateral) to interest expense (excluding interest on loans under the Treasury Facility) of not less than 3.0:1.0, and
•	maintaining a ratio of collateral to the aggregate principal amount of loans under the Treasury Facility of not less than 1.02:1.0.

Note 5:	Investment Management

Investment Advisory Agreement

We have an investment advisory agreement with our Manager under which our Manager administers our day-to-day operations and provides investment advisory services to us.  Our Manager is subject to the overall supervision of our Board of Directors.  For providing these services, we pay our Manager a fee, consisting of two components — a base management fee and an incentive fee.  Management and incentive fees payable at September 30, 2011 and December 31, 2010 consisted of the following, representing amounts payable for the quarters then ended:

	September 30, 2011	December 31, 2010
Base management fee	$1,306,908	$1,376,032
Investment income incentive fee	30,303	-
	$1,337,211	$1,376,032

Base Management Fee:   According to the investment advisory agreement, we calculate the base management fee as 0.45% of the average of our total assets as of the end of the two previous quarters.  We record and pay this base management fee quarterly in arrears.

Incentive Fee:   The incentive fee under the investment advisory agreement consists of two parts.

We calculate the first part of the incentive fee, the Investment Income Incentive Fee, as 20% of the excess, if any, of our net investment income for the quarter that exceeds a quarterly hurdle rate equal to 2% (8% annualized) of our net assets.  We calculate and pay this Investment Income Incentive Fee quarterly in arrears.  For the purpose of this fee calculation, net investment income means interest income, dividend income, royalty income and any other income (including any other fees, such as commitment, origination, syndication, structuring, diligence, managerial assistance, monitoring, and consulting fees or other fees that we receive from portfolio companies) accrued during the fiscal quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the administration agreement, and interest expense, but excluding the incentive fee).   Accordingly, we may pay an incentive fee based partly on accrued interest, the collection of which is uncertain or deferred.  Net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income that we have not yet received in cash.  Net investment income does not include any realized capital gains, realized capital losses, or unrealized capital appreciation or depreciation.  For the three and nine months ended September 30, 2011, we accrued $30,303 and $311,323, respectively, of Investment Income Incentive Fees, compared to no such fees for the same periods of 2010.

We calculate the second part of the incentive fee, the Capital Gains Fee, as (1) 20% of (a) our net realized capital gains (realized capital gains less realized capital losses) on a cumulative basis from the closing date of our initial public offering to the end of such fiscal year, less (b) any unrealized capital depreciation at the end of such fiscal year, less (2) the aggregate amount of all Capital Gains Fees paid to our Manager in prior fiscal years.  We determine and pay the Capital Gains Fee in arrears as of the end of each fiscal year (or upon termination of the investment advisory agreement, as of the termination date).  For accounting purposes only, in order to reflect the theoretical capital gains incentive fee that would be payable for a given period as if all unrealized capital gains were realized, we will accrue a capital gains incentive fee as described above (in accordance with the terms of the Investment Advisory Agreement), plus 20% of unrealized capital gains on investments held at the end of such period. It should be noted that the portion of the accruals for the capital gains incentive fees attributable to unrealized capital gains will not necessarily be payable under the Investment Advisory Agreement, and may never be paid based on the computation of capital gains incentive fees in subsequent periods.  As of September 30, 2011, we had cumulative net capital losses of $55.6 million and unrealized capital depreciation of $24.4 million.  We have not accrued or paid any Capital Gains Fees in 2011 or 2010, and we do not anticipate paying any Capital Gains Fees in the foreseeable future.

Our Board of Directors originally approved the investment advisory agreement on November 9, 2004.  The investment advisory agreement provides that unless terminated earlier as described below, the agreement shall remain in effect from year-to-year after November 9, 2006.  The Board of Directors or the affirmative vote of the holders of a majority of our outstanding voting securities must approve the continuation of the agreement at least annually.  Additionally, in either case, the approval must be by a majority of our independent directors.  On October 31, 2011, our Board of Directors, including all of the independent directors, approved an extension of the investment advisory agreement through November 9, 2012.

The agreement may be terminated at any time, without the payment of any penalty, by a vote of our Board of Directors or the holders of a majority of our shares on 60 days’ written notice to our Manager, and would automatically terminate in the event of its “assignment” (as defined in the 1940 Act).  Either party may terminate the agreement without penalty upon not more than 60 days’ written notice to the other.

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

We owed $238,002 and $238,618 to our Administrator as of September 30, 2011 and December 31, 2010, respectively, for expenses incurred on our behalf.  We include these amounts in accounts payable and accrued expenses.

Our Board of Directors originally approved the administration agreement on November 9, 2004.  The administration agreement provides that unless terminated earlier, the agreement will continue in effect until November 9, 2006, and from year-to-year thereafter provided that (i) our Board of Directors and (ii) a majority of our independent directors approve such continuance at least annually.  On October 31, 2011, our Board of Directors, including all of the independent directors, approved the continuation of the administration agreement through November 9, 2012.

Note 6:	Income Taxes

We intend to continue to qualify for tax purposes as a RIC under Subchapter M of the Code.  As a RIC, the IRS generally will not tax the portion of our investment company taxable income and net capital gain (i.e., realized net long term capital gains in excess of realized net short term capital losses) distributed to stockholders.  To qualify as a RIC, we are required, among other things, to distribute to our stockholders at least 90% of investment company taxable income, as defined by the Code, and to meet certain asset diversification requirements.

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

Certain of our wholly-owned subsidiaries, or Taxable Subsidiaries, have elected to be taxed as corporations for federal income tax purposes.  The Taxable Subsidiaries hold certain of our portfolio investments, and are consolidated for financial reporting purposes but not for income tax reporting purposes.  These Taxable Subsidiaries permit us to hold equity investments in portfolio companies that are “pass through” entities for tax purposes, in order to comply with the “source income” requirements contained in the RIC tax regulations.  The Taxable Subsidiaries may generate net income tax expense or benefit, which is reflected on our consolidated statements of operations.

Note 7:	Commitments and Contingencies

As of September 30, 2011, we had investments in or commitments to fund investments in eighteen portfolio companies totaling $177.7 million.  Of this total, $169.6 million was outstanding and $8.1 million remained committed and available to fund. Generally, these commitments have fixed expiration dates, currently through the year 2032, and we do not expect to fund the entire $8.1 million of commitments before they expire.  We do not report the unused portions of these commitments on our Consolidated Balance Sheets.

In February 2010, we arranged for a letter of credit issued under the Investment Facility with respect to our investment in one of our portfolio companies. As of September 30, 2011, the letter of credit balance was $2.9 million.

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

Note 8:	Investments and Fair Value

Investments consisted of the following as of September 30, 2011 and December 31, 2010:

	September 30, 2011

		% of		% of
	Cost	total	Fair Value	total
Senior secured debt	$109,153,567	65.4%	$84,952,016	59.9%
Senior unsecured debt	10,714,392	6.4%	10,714,392	7.6%
Senior convertible notes	11,055,228	6.6%	10,255,410	7.2%
Limited term royalties	20,714,799	12.4%	20,714,799	14.6%
Net profits interests	5,680,474	3.4%	5,980,474	4.2%
Contingent earn-out	-	0.0%	3,400,000	2.4%
Royalty interests	128,578	0.1%	1,100,000	0.8%
Equity securities
Membership and partnership units	1,715,576	1.0%	856,182	0.6%
Participating preferred stock	4,311,580	2.6%	650,000	0.5%
Common stock	3,235,254	1.9%	1,856,922	1.3%
Warrants	339,238	0.2%	1,324,238	0.9%
Total equity securities	9,601,648	5.7%	4,687,342	3.3%
Total investments	$167,048,686	100.0%	$141,804,433	100.0%

	December 31, 2010

		% of		% of
	Cost	total	Fair Value	total
Senior secured debt	$154,653,405	64.9%	$154,553,405	71.6%
Senior convertible notes	6,532,576	2.7%	6,676,813	3.1%
Senior corporate notes	11,489,439	4.8%	10,450,100	4.9%
Limited term royalties	6,548,318	2.8%	6,548,318	3.0%
Net profits interests	9,586,637	4.0%	9,886,635	4.6%
Royalty interests	2,698,279	1.1%	11,960,000	5.5%
Equity securities
Membership and partnership units	39,376,569	16.5%	13,015,526	6.0%
Participating preferred stock	4,311,580	1.8%	750,000	0.3%
Common stock	3,235,254	1.4%	2,152,954	1.0%
Warrants	69,238	0.0%	69,238	0.0%
Total equity securities	46,992,641	19.7%	15,987,718	7.3%
Total investments	$238,501,295	100.0%	$216,062,989	100.0%

We account for all of the assets in our portfolio at fair value, following the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Fair Value Measurements and Disclosures, or ASC 820.  ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements.

On a quarterly basis, the investment team of our Manager prepares fair value estimates for all of the assets in our portfolio utilizing the income approach and market approach in accordance with ASC 820 and presents them to our Valuation Committee. The Valuation Committee recommends its fair value estimates to our Board of Directors, which in good faith determines the final estimates of fair value for each investment. We record investments in securities for which market quotations are readily available at such market quotations in our financial statements as of the valuation date. For investments in securities for which market quotations are unavailable, or which have various degrees of trading restrictions, the investment team of our Manager prepares valuation analyses and fair value estimates as generally described below.

•	Investment Team Valuation. The investment professionals of our Manager prepare fair value estimates for each investment.

•	Investment Team Valuation Documentation. The investment team documents and discusses its preliminary fair value estimates with senior management of our Manager.

•	Presentation to Valuation Committee. Senior management presents the valuation analyses and fair value estimates to the Valuation Committee of our Board of Directors.

•
Third Party Valuation Activity.   The Valuation Committee and our Board of Directors, in their discretion, may retain an independent valuation firm to review any or all of the valuation analyses and fair value estimates provided by the investment team of our Manager.  The Valuation Committee has not retained an independent valuation firm in connection with the September 30, 2011 or the December 31, 2010 fair value estimates.

•
Board of Directors and Valuation Committee.   The Board of Directors and Valuation Committee review and discuss the valuation analyses and fair value estimates provided by the investment team of our Manager and the analysis of the independent valuation firm, if applicable.

•
Final Valuation Determination.   Our Board of Directors discusses the fair value estimates recommended by the Valuation Committee and determines the fair value of each investment in our portfolio, in good faith, based on the input of the investment team of our Manager, our Valuation Committee and the independent valuation firm, if any.

ASC 820 defines fair value as the price that a seller would receive for an asset or pay to transfer a liability in an orderly transaction between independent, knowledgeable and willing market participants at the measurement date. The fair value definition focuses on exit price in the principal, or most advantageous, market and prioritizes the use of observable market inputs over unobservable entity-specific inputs.  In accordance with ASC 820, we categorize our investments based on the inputs to our valuation methodologies as follows:

•	Level 1 — Quoted unadjusted prices for identical instruments in active markets to which we have access at the date of measurement.

•
Level 2  — Quoted prices for similar instruments in active markets; quoted prices for identicalor similar instruments in markets that are not active; and model-derived valuations in which all  significant inputs and significant value drivers are observable in active markets. Level 2 inputs are those in markets for which there are few transactions, the prices are not current, little public information exists or instances where prices vary substantially over time or among brokered market makers.

•
Level 3  — Model derived valuations in which one or more significant inputs or significant value drivers are unobservable. Unobservable inputs are those inputs that reflect assumptions that market participants would use to price the asset or liability based on the best available information.

Fair value accounting classifies financial assets and liabilities in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the estimates of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

Debt Securities: We record our investments in debt securities at fair value.  We utilize both the market approach and the income approach, as appropriate, in determining the fair value of our investments in debt securities, incorporating a variety of factors.  In estimating the fair value of our debt investments, we first assess the overall financial health of the portfolio company through an evaluation of a number of factors, including, as relevant, historical and projected financial results, the portfolio company's enterprise value, and the nature and realizable value of any collateral.  Each of these factors may consider the markets in which the portfolio company operates; comparison to a peer group of publicly traded securities; the size and scope of the portfolio company and its specific strengths and weaknesses; recent purchases or sales of securities by the portfolio company; recent offers to purchase the portfolio company; the estimated value of comparable securities; and other relevant factors.  Based upon this assessment, we consider the probability of collecting contractual cash flows and the appropriate yield to discount those cash flows.  The collection of contractual cash flows may come from one or a combination of cash flows generated from continuing operations of the portfolio company, liquidation of collateral or sale of the portfolio company.  The appropriateness of the yield on our investments is directly relative to our judgment of the associated risks, using observable yield or price data for similar or comparable debt investments when available.  We invest primarily in illiquid debt investments in small private energy companies, many of which are in the early stages of development, or are start-up companies in need of growth development capital.  There is limited activity, transparency and variable data in the markets in which we invest.  We have observed that there is limited correlation in yield and price data in our principle market when compared to overall market trends based upon debt investments we have made throughout our history.  In circumstances where there is limited  observable  price or yield data of similar or comparable securities, we base our considerations on our assessments of the credit trends and underlying performance of our portfolio companies and of the markets in which we invest, relying on the collective judgment of the investment team of our Manager, our Valuation Committee members and our Board of Directors, which is based on their extensive experience and expertise investing in public and non-public securities in energy markets.

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

Our Board of Directors has the final responsibility for reviewing and approving, in good faith, the fair value estimates for our investments.  Due to the inherent uncertainty in the valuation process, the fair value estimates for our investments may differ materially from the values that would have been used had a ready market for the securities existed.  In addition, changes in the market environment, portfolio company performance and other events that may occur over the lives of the investments may cause the gains or losses ultimately realized on our investments to be materially different that the valuations currently assigned.  We determine the fair value of each individual investment on a quarterly basis and record changes in fair value as unrealized appreciation or depreciation.

We may have investments in our portfolio that contain payment-in-kind, or PIK, provisions. We compute PIK interest income or dividend income at the contractual rate specified in each investment agreement, and add that amount to the principal balance of the investment. For those investments with PIK interest or dividends, as with our cash pay investments, we record our income accruals to the extent the amounts are expected to be collected.  One component in the determination of collectibility of PIK interest income or PIK dividend income is sufficiency of the valuation of the portfolio company’s assets that collateralize or otherwise support our investment.  To maintain our RIC status, we must pay out this non-cash income to stockholders in the form of dividends, even though we have not yet collected the cash.

The following tables set forth by level within the fair value hierarchy our financial assets that we accounted for at fair value on a recurring basis as of September 30, 2011 and December 31, 2010. Fair value accounting classifies financial assets and liabilities in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.   We did not have any liabilities measured at fair value on a recurring basis at September 30, 2011 or December 31, 2010.

	Fair Value Measurements as of September 30, 2011

Assets at Fair Value	Total	Quoted Prices in Active Markets (Level 1)	Prices with Observable Market Inputs (Level 2)	Unobservable Inputs (Level 3)
Control investments
Equity securities	$150,000	$-	$-	$150,000
Total control investments	150,000	-	-	150,000
Affiliate investments
Senior unsecured debt	10,714,392	-	-	10,714,392
Equity securities	2,862,292	-	1,856,922	1,005,370
Total affiliate investments	13,576,684	-	1,856,922	11,719,762
Non-affiliate investments
Senior secured debt	84,952,016	-	-	84,952,016
Senior convertible notes	10,255,410	-	10,255,410	-
Limited term royalties	20,714,799	-	-	20,714,799
Net profits interests	5,980,474	-	-	5,980,474
Contingent earn-out	3,400,000	-	-	3,400,000
Royalty interests	1,100,000	-	-	1,100,000
Equity securities	1,675,050	-	-	1,675,050
Total non-affiliate investments	128,077,749	-	10,255,410	117,822,339
Total assets at fair value	$141,804,433	$-	$12,112,332	$129,692,101

	Fair Value Measurements as of December 31, 2010

		Quoted	Prices with
		Prices	Observable
		in Active	Market	Unobservable
		Markets	Inputs	Inputs
Assets at Fair Value	Total	(Level 1)	(Level 2)	(Level 3)
Control investments
Senior secured debt	$49,223,316	$-	$-	$49,223,316
Royalty interests	10,450,000	-	-	10,450,000
Equity securities	11,300,000	-	-	11,300,000
Total control investments	70,973,316	-	-	70,973,316
Affiliate investments
Senior secured debt	29,146,310	-	-	29,146,310
Equity securities	3,917,718	-	2,152,954	1,764,764
Total affiliate investments	33,064,028	-	2,152,954	30,911,074
Non-affiliate investments
Senior secured debt	76,183,779	-	-	76,183,779
Senior convertible notes	6,676,813	-	6,676,813	-
Senior corporate notes	10,450,100	-	10,450,100	-
Limited term royalties	6,548,318	-	-	6,548,318
Net profits interests	9,886,635	-	-	9,886,635
Royalty interests	1,510,000	-	-	1,510,000
Equity securities	770,000	-	-	770,000
Total non-affiliate investments	112,025,645	-	17,126,913	94,898,732
Total assets at fair value	$216,062,989	$-	$19,279,867	$196,783,122

The following tables present a roll-forward of the changes in the fair value during the three and nine-month periods ended September 30, 2011 and 2010 for all investments for which we determine fair value using unobservable (Level 3) inputs.  During the nine-month periods ended September 30, 2011 and 2010, none of the investments in portfolio companies changed between the categories of Control Investments – Majority Owned, Affiliate Investments and Non-Affiliate Investments. There were no transfers between Levels 3, 2 or 1 during the nine-month period ended September 30, 2011.  During the three and nine-month periods ended September 30, 2010, we transferred the senior corporate notes of Pioneer Natural Resources Company and the common stock of Resaca Exploitation Inc. from Level 3 to Level 2 due to changes in the observability of significant inputs.

Rollforward of Assets at Fair Value Using Unobservable Inputs (Level 3) for the Three Months Ended September 30, 2011

	Control	Affiliate	Non-affiliate	Total
	Investments	Investments	Investments	Investments
Fair value June 30, 2011
Senior secured debt	$64,279,391	$-	$69,345,154	$133,624,545
Senior unsecured debt	-	10,372,461	-	10,372,461
Limited term royalties	-	-	27,500,000	27,500,000
Net profits interests	-	-	8,973,650	8,973,650
Royalty interests	8,200,000	-	1,110,000	9,310,000
Equity securities	1,742,522	1,005,370	685,000	3,432,892
Total fair value June 30, 2011	74,221,913	11,377,831	107,613,804	193,213,548
Net amortization of premiums, discounts and fees
Senior secured debt	1,088,091	-	75,539	1,163,630
Senior unsecured debt	-	13,602	-	13,602
Limited term royalties	-	-	(875)	(875)
Net profits interests	-	-	(9,377)	(9,377)
Royalty interests	(46)	-	(7,248)	(7,294)
Total net amortization of premiums,
discounts and fees	1,088,045	13,602	58,039	1,159,686
Net realized gains (losses)
Royalty interests	2,384,245	-	990,858	3,375,103
Equity securities	(35,264,070)	-	995,000	(34,269,070)
Total realized gains (losses)	(32,879,825)	-	1,985,858	(30,893,967)
Net unrealized gains (losses)
Senior secured debt	(1,088,091)	-	(3,740,698)	(4,828,789)
Limited term royalties	-	-	(472,234)	(472,234)
Contingent earn-out	-	-	3,400,000	3,400,000
Royalty interests	(5,712,748)	-	7,248	(5,705,500)
Equity securities	34,718,521	-	995,000	35,713,521
Total net unrealized gains (losses)	27,917,682	-	189,316	28,106,998
Purchases
Senior secured debt	1,272,219	-	28,752,390	30,024,609
Limited term royalties	-	-	25,946	25,946
Equity securities	-	-	50	50
Total purchases	1,272,219	-	28,778,386	30,050,605
Payment-in-kind
Senior unsecured debt	-	328,329	-	328,329
Total payment-in-kind	-	328,329	-	328,329
Sales and repayments
Senior secured debt	(65,551,610)	-	(9,480,369)	(75,031,979)
Limited term royalties	-	-	(6,338,038)	(6,338,038)
Net profits interests	-	-	(2,983,799)	(2,983,799)
Royalty interests	(4,871,451)	-	(1,000,858)	(5,872,309)
Equity securities	(1,046,973)	-	(1,000,000)	(2,046,973)
Total sales and repayments	(71,470,034)	-	(20,803,064)	(92,273,098)
Fair value September 30, 2011
Senior secured debt	-	-	84,952,016	84,952,016
Senior unsecured debt	-	10,714,392	-	10,714,392
Limited term royalties	-	-	20,714,799	20,714,799
Net profits interests	-	-	5,980,474	5,980,474
Contingent earn-out	-	-	3,400,000	3,400,000
Royalty interests	-	-	1,100,000	1,100,000
Equity securities	150,000	1,005,370	1,675,050	2,830,420
Total fair value September 30, 2011	$150,000	$11,719,762	$117,822,339	$129,692,101

Rollforward of Assets at Fair Value Using Unobservable Inputs (Level 3) for the Nine Months Ended September 30, 2011

	Control	Affiliate	Non-affiliate	Total
	Investments	Investments	Investments	Investments
Fair value December 31, 2010
Senior secured debt	$49,223,316	$29,146,310	$76,183,779	$154,553,405
Limited term royalties	-	-	6,548,318	6,548,318
Net profits interests	-	-	9,886,635	9,886,635
Royalty interests	10,450,000	-	1,510,000	11,960,000
Equity securities	11,300,000	1,764,764	770,000	13,834,764
Total fair value December 31, 2010	70,973,316	30,911,074	94,898,732	196,783,122
Net amortization of premiums, discounts and fees
Senior secured debt	1,390,279	137,258	212,926	1,740,463
Senior unsecured debt	-	38,382	-	38,382
Limited term royalties	-	-	(876)	(876)
Net profits interests	-	-	(27,583)	(27,583)
Royalty interests	(16,621)	-	(25,723)	(42,344)
Total net amortization of premiums,
discounts and fees	1,373,658	175,640	158,744	1,708,042
Net realized gains (losses)
Royalty interests	2,465,520	-	1,975,429	4,440,949
Equity securities	(35,264,070)	-	995,000	(34,269,070)
Total realized gains (losses)	(32,798,550)	-	2,970,429	(29,828,121)
Net unrealized gains (losses)
Senior secured debt	100,000	(20,460,855)	(3,740,698)	(24,101,553)
Contingent earn-out	-	-	3,400,000	3,400,000
Royalty interests	(7,931,448)	-	(358,848)	(8,290,296)
Equity securities	26,511,043	(1,009,394)	885,000	26,386,649
Total net unrealized gains (losses)	18,679,595	(21,470,249)	185,454	(2,605,200)
Purchases
Senior secured debt	10,291,240	-	36,183,454	46,474,694
Senior unsecured debt	-	9,750,000	-	9,750,000
Limited term royalties	-	-	25,025,946	25,025,946
Equity securities	-	250,000	25,050	275,050
Total purchases	10,291,240	10,000,000	61,234,450	81,525,690
Payment-in-kind
Senior secured debt	4,546,775	1,177,287	-	5,724,062
Senior unsecured debt	-	926,010	-	926,010
Total payment-in-kind	4,546,775	2,103,297	-	6,650,072
Sales and repayments
Senior secured debt	(65,551,610)	(10,000,000)	(23,887,445)	(99,439,055)
Limited term royalties	-	-	(10,858,589)	(10,858,589)
Net profits interests	-	-	(3,878,578)	(3,878,578)
Royalty interests	(4,967,451)	-	(2,000,858)	(6,968,309)
Equity securities	(2,396,973)	-	(1,000,000)	(3,396,973)
Total sales and repayments	(72,916,034)	(10,000,000)	(41,625,470)	(124,541,504)
Fair value September 30, 2011
Senior secured debt	-	-	84,952,016	84,952,016
Senior unsecured debt	-	10,714,392	-	10,714,392
Limited term royalties	-	-	20,714,799	20,714,799
Net profits interests	-	-	5,980,474	5,980,474
Contingent earn-out	-	-	3,400,000	3,400,000
Royalty interests	-	-	1,100,000	1,100,000
Equity securities	150,000	1,005,370	1,675,050	2,830,420
Total fair value September 30, 2011	$150,000	$11,719,762	$117,822,339	$129,692,101

Rollforward of Assets at Fair Value Using Unobservable Inputs (Level 3) for the Three Months Ended September 30, 2010

	Control	Affiliate	Non-affiliate	Total
	Investments	Investments	Investments	Investments
Fair value June 30, 2010
Senior secured debt	$49,065,176	$27,947,444	$51,834,556	$128,847,176
Limited term royalties	-	-	12,548,457	12,548,457
Net profits interests	-	-	10,298,287	10,298,287
Royalty interests	5,830,000	-	1,500,000	7,330,000
Equity securities	22,100,000	5,697,073	760,000	28,557,073
Total fair value June 30, 2010	76,995,176	33,644,517	76,941,300	187,580,993
Transfers in (out) of Level 3
Equity securities	-	(3,897,543)	-	(3,897,543)
Total transfers in (out) of Level 3	-	(3,897,543)	-	(3,897,543)
Net amortization of premiums, discounts and fees
Senior secured debt	139,159	61,918	69,045	270,122
Limited term royalties	-	-	(2,018,812)	(2,018,812)
Net profits interests	-	-	(8,053)	(8,053)
Royalty interests	(11,347)	-	(15,024)	(26,371)
Total net amortization of premiums,
discounts and fees	127,812	61,918	(1,972,844)	(1,783,114)
Net unrealized gains (losses)
Senior secured debt	(300,000)	-	-	(300,000)
Limited term royalties	-	-	381,856	381,856
Royalty interests	(38,653)	-	15,024	(23,629)
Equity securities	(2,500,000)	-	-	(2,500,000)
Total net unrealized gains (losses)	(2,838,653)	-	396,880	(2,441,773)
Purchases
Senior secured debt	380,611	34,766	-	415,377
Net profits interests	-	-	906	906
Equity securities	12,100,000	-	-	12,100,000
Total purchases	12,480,611	34,766	906	12,516,283
Payment-in-kind
Senior secured debt	896,864	1,064,869	-	1,961,733
Total payment-in-kind	896,864	1,064,869	-	1,961,733
Sales and repayments
Senior secured debt	(9,500,000)	(12,500)	(1,087,386)	(10,599,886)
Limited term royalties	-	-	(2,030,152)	(2,030,152)
Net profits interests	-	-	(229,875)	(229,875)
Equity securities	(1,000,000)	(34,766)	-	(1,034,766)
Total sales and repayments	(10,500,000)	(47,266)	(3,347,413)	(13,894,679)
Fair value September 30, 2010
Senior secured debt	40,681,810	29,096,497	50,816,215	120,594,522
Limited term royalties	-	-	8,881,349	8,881,349
Net profits interests	-	-	10,061,265	10,061,265
Royalty interests	5,780,000	-	1,500,000	7,280,000
Equity securities	30,700,000	1,764,764	760,000	33,224,764
Total fair value September 30, 2010	$77,161,810	$30,861,261	$72,018,829	$180,041,900

Rollforward of Assets at Fair Value Using Unobservable Inputs (Level 3) for the Nine Months Ended September 30, 2010

				Commodity
	Control	Affiliate	Non-affiliate	Derivative	Total
	Investments	Investments	Investments	Instruments	Investments
Fair value December 31, 2009
Senior secured debt	$48,019,620	$25,692,581	$53,364,835	$-	$127,077,036
Senior corporate notes	-	-	9,062,200	-	9,062,200
Limited term royalties	-	-	20,577,744	-	20,577,744
Net profits interests	-	-	11,012,799	-	11,012,799
Royalty interests	5,830,000	-	1,500,000	-	7,330,000
Equity securities	18,600,000	5,886,364	510,000	-	24,996,364
Commodity derivative instruments	-	-	-	49,000	49,000
Total fair value December 31, 2009	72,449,620	31,578,945	96,027,578	49,000	200,105,143
Transfers in (out) of Level 3
Senior corporate notes	-	-	(9,062,200)	-	(9,062,200)
Equity securities	-	(4,086,834)	-	-	(4,086,834)
Total transfers in (out) of Level 3	-	(4,086,834)	(9,062,200)	-	(13,149,034)
Net amortization of premiums, discounts and fees
Senior secured debt	397,381	176,842	245,576	-	819,799
Limited term royalties	-	-	(9,335,754)	-	(9,335,754)
Net profits interests	-	-	(23,185)	-	(23,185)
Royalty interests	(24,672)	-	(52,613)	-	(77,285)
Total net amortization of premiums,
discounts and fees	372,709	176,842	(9,165,976)	-	(8,616,425)
Net unrealized gains (losses)
Senior secured debt	(300,000)	-	-	-	(300,000)
Limited term royalties	-	-	3,693,640	-	3,693,640
Net profits interests	-	-	(49,999)	-	(49,999)
Royalty interests	(25,328)	-	52,613	-	27,285
Equity securities	(2,600,000)	-	250,000	-	(2,350,000)
Commodity derivative instruments	-	-	-	(18,900)	(18,900)
Total net unrealized gains (losses)	(2,925,328)	-	3,946,254	(18,900)	1,002,026
Purchases
Senior secured debt	3,000,000	1,281,986	-	-	4,281,986
Net profits interests	-	-	2,100	-	2,100
Equity securities	15,700,000	-	-	-	15,700,000
Total purchases	18,700,000	1,281,986	2,100	-	19,984,086
Payment-in-kind
Senior secured debt	2,564,809	1,982,588	-	-	4,547,397
Total payment-in-kind	2,564,809	1,982,588	-	-	4,547,397
Sales and repayments
Senior secured debt	(13,000,000)	(37,500)	(2,794,196)	-	(15,831,696)
Limited term royalties	-	-	(6,054,281)	-	(6,054,281)
Net profits interests	-	-	(880,450)	-	(880,450)
Equity securities	(1,000,000)	(34,766)	-	-	(1,034,766)
Commodity derivative instruments	-	-	-	(30,100)	(30,100)
Total sales and repayments	(14,000,000)	(72,266)	(9,728,927)	(30,100)	(23,831,293)
Fair value September 30, 2010
Senior secured debt	40,681,810	29,096,497	50,816,215	-	120,594,522
Limited term royalties	-	-	8,881,349	-	8,881,349
Net profits interests	-	-	10,061,265	-	10,061,265
Royalty interests	5,780,000	-	1,500,000	-	7,280,000
Equity securities	30,700,000	1,764,764	760,000	-	33,224,764
Total fair value September 30, 2010	$77,161,810	$30,861,261	$72,018,829	$-	$180,041,900

Note 9:  Common Stock Repurchase Plan

On October 31, 2011, our Board of Directors approved a stock repurchase plan, pursuant to which we may, from time to time, repurchase up to $10.0 million of our common stock in the open market at prices not to exceed net asset value during our open trading periods.  Our Board of Directors authorized this plan, because it believes that general market trading activity may cause our common stock to be undervalued from time to time.  The repurchase program does not obligate us to purchase any shares and may be discontinued at any time.

Note 10:  Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board issued Accounting Standards Update 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS,” or ASU 2011-04.  This guidance requires additional disclosure regarding fair value measurement and sensitivity, and improves consistency between GAAP and international financial reporting standards, or IFRS.  This guidance must be applied prospectively and becomes effective for interim and annual periods beginning after December 15, 2011.  We will adopt this guidance in our Form 10-Q for the period ended March 31, 2012, and we do not believe the new guidance will have a significant impact on our consolidated financial statements, other than the additional required disclosures.

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

Revisions of Previously Issued Financial Statements

As discussed in Note 3, during the third quarter of 2011, we corrected our method of categorizing income tax provision (benefit) among the income categories on our consolidated statement of operations (namely, net investment income, realized gains (losses) on investments and unrealized gains (losses) on investments) to appropriately reflect the income tax consequences among the income categories for each of the three-month periods ended September 30, 2010, June 30, 2011 and 2010, and March 31, 2011 and 2010, for the nine-month period ended September 30, 2010, for each of the six-month periods ended June 20, 2011 and 2010, and for each of the years ended December 31, 2010, 2009 and 2008. The change in methods had no impact on any periods prior to 2008 and no impact on the total income tax provision (benefit) or on net increase (decrease) in net assets from operations or net asset value for any period.

Overview

We are a financial services company created to invest primarily in debt securities of small and mid-size private energy companies.  We have elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940 and, as such, we are required to comply with certain regulatory requirements.  For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” which include securities of private U.S. companies, U.S. companies whose securities are listed on a national securities exchange but whose market capitalization is less than $250 million, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less.  In addition, for federal income tax purposes we operate so as to be treated as a regulated investment company, or RIC, under the Internal Revenue Code of 1986, as amended.  Pursuant to these elections, we generally do not have to pay corporate-level taxes on any income and capital gains we distribute to our stockholders.  We have several direct and indirect subsidiaries that are single member limited liability companies and wholly-owned limited partnerships established to hold certain portfolio investments or provide services to us in accordance with specific rules prescribed for a company operating as a RIC.  We consolidate the financial results of our subsidiaries for financial reporting purposes, and do not consolidate the financial results of our portfolio companies.

Our investment objective is to generate both current income and capital appreciation primarily through debt investments with certain equity components.  A key focus area for our targeted investments in the energy industry is domestic upstream businesses that produce, develop, acquire and explore for oil and natural gas.  We also evaluate investment opportunities in such businesses as coal, power and energy services.  Our investments generally range in size from $10 million to $50 million; however, we may invest more or less depending on market conditions and our Manager’s view of a particular investment opportunity. Our targeted investments primarily consist of debt instruments, including senior and subordinated loans combined in one facility, sometimes with an equity component, and subordinated loans, sometimes with equity components.  We may also invest in preferred stock and other equity securities or royalty interests on a stand-alone basis.

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

Investment Activity

For the nine months ended September 30, 2011, portfolio investments decreased by a net amount of $76.9 million.  We funded $53.3 million to existing portfolio companies and $37.0 million to two new portfolio companies.  We recorded redemptions of $167.2 million from existing investments, including four repayments in full.  Following these transactions, we had eighteen portfolio companies in our investment portfolio.  The fair values of these investments totaled $141.8 million as of September 30, 2011.  Our portfolio, at fair value, was comprised of the following types of investments by percentage:

•	60% in senior secured debt,
•	8% in senior unsecured debt,
•	7% in senior convertible notes,
•	14% in limited-term royalty interests,
•	4% in net profits interests,
•	2% in a contingent earn-out,
•	1% in net royalty interests, and
•	4% in equity securities.

In September 2011, ATP Oil & Gas Corporation, or ATP, fully repaid the remaining outstanding balance on our second limited-term royalty interest agreement with ATP, including a $0.7 million “make-whole” payment to satisfy the guaranteed 16% return in the agreement.

Also in September 2011, DeanLake Operator, LLC, or DeanLake, sold its oil and gas assets, and we sold our royalty interest in DeanLake, to a third party for combined proceeds of $0.5 million.  In addition, the wind-down of TierraMar Energy, LP, or TierraMar, was completed in September and TierraMar was dissolved.  These transactions resulted in net realized losses totaling $29.2 million in the third quarter of 2011, substantially offset by the reversal of previously recorded net unrealized losses totaling $28.8 million.

In August 2011, we funded $27.5 million toward a $55.0 million Senior Secured First Lien Term Loan, or Term Loan, to Castex Energy Development Fund, LP, or Castex, a private company operating onshore in the Gulf Coast area and in the shallow waters of the Gulf of Mexico.  An unrelated private investment firm funded the remaining $27.5 million of the Term Loan.  The Term Loan earns interest payable monthly at an annual rate of 11.5% or LIBOR + 10.5%, whichever is greater.  Proceeds of the Term Loan were used by Castex to acquire certain oil and gas properties in various stages of production and development.  The Term Loan is secured by all of Castex’s assets and matures on December 31, 2014.  As partial consideration for providing the Term Loan, the other lender and we each received 5% of the limited partnership interest in Castex which becomes effective at maturity or when the underlying Castex assets are sold.

In August 2011, we purchased an additional $8.0 million face amount of GMX Resources, Inc., or GMX, 5% Senior Convertible Notes due February 1, 2013, for an aggregate cost of $6.9 million.  Estimated yield-to-maturity on the newly purchased GMX Notes is approximately 16.3%.  Our total position in GMX Notes at September 30, 2011 was a face amount of $12.7 million with an aggregate unamortized cost of $10.6 million.

Also in August 2011, Tammany Oil & Gas, LLC, or Tammany, repaid $6.0 million of its Senior Secured Term Loan, and repurchased its 5% after-payout overriding royalty interest and 50% of our warrant position for $2.0 million.  We retained our 3% overriding royalty interest and warrants to purchase 10% of Tammany’s equity.  As a result of this transaction, we realized a capital gain of approximately $2.0 million in the third quarter of 2011.

On July 28, 2011, we sold all of our interests in Alden Resources, LLC, or Alden, and Gatliff Services, LLC, or Gatliff, for $73.2 million in cash, subject to working capital adjustment, and a contingent earn-out payment of up to $6.8 million.  This transaction resulted in the recognition of $4.5 million of previously unrecognized PIK interest income on Tranche B of Alden’s Term Loan in the second quarter of 2011, and the recognition of previously unamortized original issue discount, or OID, of $1.1 million in the third quarter of 2011.  The contingent earn-out payment, to be paid by Globe BG, LLC, is dependent upon Alden’s sales volume and operating efficiency levels during the three-year period ending July 2014, and is valued at $3.4 million as of September 30, 2011.  The combined investments in Alden and Gatliff, since inception, generated an all in, cash-on-cash return in excess of 16% per annum.

In June 2011, we acquired a limited-term overriding royalty interest in certain oil and gas producing properties operated by ATP for $25.0 million.  ATP is a Houston, Texas-based oil and gas operator with whom we have made two similar investments in the past.

We reduced the carrying value of our investments in BioEnergy Holding LLC, or BioEnergy, and its affiliate, Bionol Clearfield LLC, or Bionol, by approximately 50% in the first quarter of 2011, and to zero during the second quarter of 2011, for a total write-down of $21.8 million, or $1.01 per share.  The ethanol and bio-fuels markets in which these portfolio companies participate deteriorated further during 2011.  On July 20, 2011, BioEnergy and Bionol filed a voluntary petition for protection under Chapter 7 of the U.S. Bankruptcy Code with the intention of selling Bionol’s ethanol plant.  Bionol is involved in litigation in connection with a contractual dispute with the former primary purchaser of its ethanol; however, it is uncertain whether the ultimate outcome of this litigation, the bankruptcy proceedings and cash flows from these businesses will provide any significant realization on our investment.

In April 2011, we entered into a $13.5 million Senior Secured Credit Facility with Spirit Resources, LLC, or Spirit, a private oil and gas company based in Fort Worth, Texas.  Initial availability under the Spirit facility is $12.3 million, of which we have funded $9.5 million as of September 30, 2011.  The Spirit facility is secured with first liens on substantially all of Spirit’s assets, pays interest at an annual rate of 12.0%, and matures on April 27, 2015.  Spirit is using proceeds from the Spirit facility to acquire and develop oil and gas properties in Texas and Oklahoma.  As partial consideration for providing the Spirit facility, we received warrants to acquire a 33% equity interest in Spirit.

In April 2011, Greenleaf Investments, LLC, or Greenleaf, repaid its entire $8.1 million Senior Secured Term Loan.  Concurrently, we sold our overriding royalty interest in Greenleaf for $1.0 million, resulting in a realized gain of $1.0 million, and the reversal of previously recorded unrealized gains of $0.4 million.

In March 2011, we sold 41.2% of our investment in GMX 5% Senior Convertible Notes for $3.3 million, and we sold our entire position in Pioneer Natural Resources Co., or PXD, for $10.5 million, including accrued interest.  Also in March 2011, TierraMar sold substantially all of its assets for cash consideration of $1.0 million.

In January 2011, we closed a $10.0 million participation in a $20.0 million Term Loan issued by Resaca Exploitation, Inc., or Resaca.  The Resaca Term Loan earns cash interest of 9.5% (12% if paid-in-kind), is unsecured and entitles us to purchase up to 2.42 million additional shares of Resaca common stock at a strike price of $1.92 per share.  Resaca used the proceeds of this Term Loan and a new revolving credit facility to repay amounts outstanding under its revolving credit facility and to provide capital for additional development of its oil and gas properties.

Results of Operations

Investment Income

Investment income for the quarter ended September 30, 2011 was $7.3 million, increasing $1.1 million, or 17%, compared to the corresponding quarter in 2010, and was comprised of $6.5 million in interest income from targeted investments and $0.8 million from net royalty income and other income.  The $1.1 million increase in investment income for the third quarter of 2011 compared to the third quarter of 2010 is primarily attributable to the recognition of $0.7 million of interest income from the guaranteed return make-whole provision of our second limited-term royalty agreement with ATP, and recognition of $1.1 million of previously unamortized OID related to our investment in Alden, partially offset by no interest recognized on BioEnergy and Bionol, which were placed on non-accrual status in March 2011, and fee income of $0.6 million in the third quarter of 2010 related to a specific transaction.

For the nine months ended September 30, 2011, investment income increased by $5.5 million, or 31%, to $22.9 million compared to the same period in 2010.  For the nine months ended September 30, 2011, we recorded $20.8 million of interest income from targeted investments and $2.1 million attributable to royalties and other income, compared to $15.6 million of interest income and $1.8 million of royalties and other income for the nine months ended September 30, 2010.  The increase in 2011 is largely attributable to the recognition of $4.5 million of previously unrecognized PIK interest on Tranche B of Alden’s Term Loan.

Our total targeted investment portfolio balance decreased on a cost basis by $83.6 million from $250.6 million at September 30, 2010 to $167.0 million at September 30, 2011, primarily as a result of the July 2011 sale of our Alden and Gatliff investments.  On a cost basis, the balance of non-accruing and non-income producing investments decreased from $117.0 million at September 30, 2010 to $30.1 million at September 30, 2011, primarily as a result of the sale of our interests in Formidable, LLC in October 2010 and the sale of Alden (Tranche B and Class E Units), DeanLake, Gatliff and TierraMar during the first nine months of 2011, partially offset by the addition of our investments in BioEnergy and Bionol to non-accrual status in the first quarter of 2011.  On a fair value basis, the balance of non-accruing and non-income producing investments decreased from $60.4 million at September 30, 2010 to $8.1 million at September 30, 2011.  The table below summarizes our non-accruing and non-income producing investments (in thousands):

	September 30, 2011		September 30, 2010
($ in thousands)	Cost	Fair Value	Cost	Fair Value
Non-accruing investments
Alden Resources, LLC Tranche B (sold in July 2011)	$-	$-	$19,520	$19,520
Formidable, LLC (sold in October 2010)	-	-	38,780	5,300
BioEnergy Holdings, LLC (non-accrual at March 1, 2011)	15,511	-	-	-
Bionol Clearfield, LLC (non-accrual at March 1, 2011)	4,950	-	-	-
Chroma Exploration & Production, Inc.	4,311	650	4,311	750
Total non-accruing investments	24,772	650	62,611	25,570

Non-income producing investments
Alden Resources, LLC Class E Units (sold in July 2011)	-	-	5,800	5,800
BSR Holdings, LLC (sold in October 2010)	-	-	300	300
DeanLake Operator, LLC preferred units (sold in September 2011)	-	150	14,000	7,500
Formidable, LLC warrants and units (sold in October 2010)	-	-	510	-
Gatliff Services, LLC units (sold in July 2011)	-	-	12,100	12,100
TierraMar Energy, LP preferred units (sold in March 2011)	-	-	16,711	5,000
BioEnergy Holdings, LLC units and warrants	1,297	-	1,297	1,297
Myriant Technologies, LLC warrants and units	468	755	468	468
Resaca Exploitation, Inc. common stock and warrants	3,485	2,107	3,235	2,355
Black Pool Energy Partners, LLC warrants	10	-	10	10
Castex Energy Development Fund, LLC units	-	-	-	-
Globe BG, LLC (contingent Alden earn-out)	-	3,400	-	-
Spirit Resources, LLC warrants	25	25	-	-
Tammany Oil & Gas, LLC warrants	5	1,000	-	-
Total non-income producing investments	5,290	7,437	54,431	34,830
Total non-accruing and non-income
producing investments	$30,062	$8,087	$117,042	$60,400

Although LIBOR rates remained low during the first three quarters of 2011, they had a minimal effect on our targeted investment income because of LIBOR floors established for new portfolio companies and certain other existing portfolio companies beginning in 2008.  Additionally, the continued downward pressure on U.S. Treasury Bill interest rates during 2011 and 2010 reduced interest from cash and cash equivalents.

At September 30, 2011, the weighted average yield on targeted portfolio investments, exclusive of capital gains, was 11.3%, compared to 8.2% at September 30, 2010.  The weighted average yield of all investments was 11.3% at September 30, 2011, compared to 6.1% at September 30, 2010, including interest earned on U.S. Treasury Bills.  This improvement in yield is primarily attributable to the reduction in non-accruing investments from a cost of $62.6 million at September 30, 2010 to $24.8 million at September 30, 2011, and a generally more favorable mix of investments in our portfolio.  We compute yields on investments using interest rates as of the balance sheet date and include amortization of loan discount points, OID, and market premium or discount, royalty interest income, net profits income and other similar investment income, weighted by their respective costs when averaged. These yields do not include income from any investments on non-accrual status.  Such weighted average yields are not necessarily indicative of expected total returns on a portfolio.

Operating Expenses

For the quarter ended September 30, 2011, operating expenses were $3.0 million, decreasing less than $0.1 million, or 1%, compared to the quarter ended September 30, 2010.  Investment management and incentive fees were $1.3 million for the quarter ended September 30, 2011 compared to $1.4 million for the quarter ended September 30, 2010, decreasing as a result of lower base management fees in the third quarter of 2011.  Professional fees, insurance expense and other general and administrative expenses were relatively unchanged at $1.3 million for both periods.  Interest expense and fees on our credit facilities were $0.4 million for the quarter ended September 30, 2011 compared to $0.3 million for the quarter ended September 30, 2010, as a result of increased average borrowing levels while interest rates remained consistent.

For the nine months ended September 30, 2011, operating expenses were $9.3 million, increasing $0.2 million, or 2%, compared to $9.1 million for the nine months ended September 30, 2010.  Investment management and incentive fees were $0.1 million higher in 2011 at $4.3 million, compared to $4.2 million for the first nine months of 2010, primarily as a result of investment income incentive fees earned in the second and third quarters of 2011, slightly offset by lower base management fees.  Professional fees, insurance expense and other general and administrative expenses decreased slightly to $3.8 million for the year-to-date period ended September 30, 2011, compared to $4.0 million for the corresponding period in 2010.  Interest expense and fees on our credit facilities increased slightly to $1.1 million for the nine months ended September 30, 2011 compared to $1.0 million for the nine months ended September 30, 2010, due to increased average borrowing levels.

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

Net Investment Income

For the quarter ended September 30, 2011, net investment income was $4.3 million compared to $3.2 million for the quarter ended September 30, 2010.  The 35% increase was primarily attributable to the $1.1 million increase in investment income.

For the nine months ended September 30, 2011, net investment income was $13.6 million compared to $8.3 million for the nine months ended September 30, 2010.  The 64% increase was primarily attributable to the $5.4 million increase in investment income.

Net Realized Losses

For the quarter ended September 30, 2011, we recognized net realized capital losses of $30.9 million resulting primarily from realized losses on the sale of our investments in Alden and Gatliff, $3.7 million; DeanLake, $13.9 million; and TierraMar, $15.3 million, partially offset by realized gains from the sales of the after pay-out overriding royalty interest and 50% of our warrants of Tammany of $2.0 million. We did not have any net realized capital gains or losses for the quarter ended September 30, 2010.

For the nine months ended September 30, 2011, we recognized net realized capital losses of $30.4 million, resulting primarily from realized losses on the sale of our investments in Alden and Gatliff, $3.7 million; DeanLake, $13.9 million; TierraMar, $15.2 million; and PXD, $1.1 million; partially offset by realized gains from the sales of the overriding royalty interest associated with Green Leaf, $1.0 million; and the after pay-out overriding royalty interest and 50% of our warrants of Tammany of $2.0 million.  We did not have any net realized capital gains or losses for the nine months ended September 30, 2010.

Unrealized Appreciation or Depreciation on Investments

For the quarter ended September 30, 2011, the decrease in net unrealized depreciation was $26.7 million.  The decrease in unrealized depreciation primarily resulted from the reversal, due to realizations, of prior period net write-downs of investments in Alden and Gatliff, $2.6 million; DeanLake, $13.5 million and TierraMar, $15.3 million; offset by the reversal, due to realizations, of prior period write-ups of our investment in limited-term royalties of ATP, $0.5 million.  Additional increases in unrealized depreciation were due to the reduction in the fair value of the assets underlying our investments in Black Pool Energy Partners, LLC, or Black Pool, $3.7 million, and GMX, $1.2 million, partially offset by the increase in the fair market value of our warrants associated with our investment in Tammany of $1.0 million.

For the quarter ended September 30, 2010, the increase in net unrealized depreciation was $3.1 million, primarily as a result of decreases in the fair value of our investments in the membership interests and overriding royalty of DeanLake of $2.8 million and value of our investment in Resaca of $1.5 million, offset by the increase in the value of our investments in PXD of $0.9 million and in Anadarko Petroleum Corporation 2007-III Drilling Fund, or APC, of $0.4 million.

For the nine months ended September 30, 2011, the increase in net unrealized depreciation was $2.8 million, primarily due to decreases in the fair value of our investments in BioEnergy and Bionol of $21.5 million, Black Pool of $3.7 million and the reversal, due to realizations, of prior period unrealized appreciation associated with our investments in Alden of $4.3 million, partially offset by the reversal of prior period unrealized depreciation associated with our investments in DeanLake of $10.7 million and TierraMar of $15.7 million.

By comparison, for the nine months ended September 30, 2010, the decrease in net unrealized depreciation was $0.6 million, primarily resulting from the reversal, due to realizations, of prior period unrealized depreciation associated with our investment in ATP of $3.7 million, partially offset by the decrease in the fair value of our membership interests of DeanLake of $2.6 million.

While, in general, current capital and commodity markets are more stable in 2011 than during recent years, conditions are such that it remains difficult to predict capital gains or losses or fluctuations in our portfolio values.

Net Increase or Decrease in Net Assets Resulting from Operations

For the quarters ended September 30, 2011 and 2010, we had net increases in net assets resulting from operations of less than $0.1 million.  For the nine months ended September 30, 2011, we had a net decrease in net assets resulting from operations of $19.6 million, or $0.91 per share, compared to a net increase of $8.9 million, or $0.42 per share, for the corresponding period in 2010.  The $28.5 million, or $1.33 per share, net change between the two periods was primarily attributable to the $33.9 million increase in net realized and unrealized losses on our investments in 2011, partially offset by a $5.4 million increase in investment income in 2011.

Financial Condition, Liquidity and Capital Resources

During the nine months ended September 30, 2011, we generated cash from operations of $8.7 million excluding net purchases of investments; we received cash repayments and realizations of $138.2 million; and we reinvested $88.4 million in new investments.  At September 30, 2011, we had cash and cash equivalents of $80.2 million.  The amount outstanding under our Investment Facility at September 30, 2011 was $15.0 million and an additional $49.6 million was available for borrowing.  We repaid the $15.0 million balance outstanding on our Investment Facility in October 2011.  In September 2011, we redeemed our $30.6 million in U.S. Treasury Bills and used the proceeds to repay the outstanding borrowings under our Treasury Facility.  As of September 30, 2011, we had no outstanding indebtedness under the Treasury Facility and the entire $30.0 million was available.

Our net cash provided by operating activities for the nine months ended September 30, 2011 was $58.4 million, $42.8 million more than the $15.6 million net cash provided by operating activities for the nine months ended September 30, 2010.  This increase was primarily due to higher redemptions of investments in portfolio securities.  Purchases of portfolio securities were $88.4 million during the first three quarters of 2011, an increase of $67.1 million compared to the $21.3 million in purchases for the first three quarters of 2010.  The increased purchases in 2011 included Resaca, $10.0 million; Alden, $7.3 million; Gatliff, $2.9 million; ATP, $25.0 million; Spirit, $9.3 million; GMX, $6.9 million and Castex, $26.9 million.  By comparison, purchases for this nine-month period in 2010 included Alden, $3.0 million; Gatliff, $12.1 million; GMX, $4.9 million and BioEnergy, $1.2 million.  Proceeds from the redemption of investments increased $117.9 million in the nine months ended September 30, 2011 to $138.2 million, compared to $20.3 million in the first nine months of 2010.  The increased redemptions in 2011 included Resaca, $10.0 million; PXD, $10.4 million; GMX, $3.3 million; Greenleaf, $9.6 million; ATP, $10.8 million; Tammany, $12.7 million; TierraMar, $1.5 million; Black Pool, $2.0 million; Pallas Contour Mining, LLC, $2.0 million; Alden, $55.6 million; Gatliff, $15.6 million and APC, $3.9 million.  By comparison, redemptions in 2010 included Alden, $9.5 million; Greenleaf, $1.8 million; ATP, $6.1 million and TierraMar, $1.0 million.

During the nine months ended September 30, 2011, we paid cash dividends totaling $11.7 million, or $0.54 per share, to our common shareholders compared to $11.0 million, or $0.51 per share, for the corresponding period of 2010.  We currently intend to continue to distribute, in the form of quarterly dividends, a minimum of 90% of our annual investment company taxable income to our stockholders.

On October 31, 2011, our Board of Directors approved a stock repurchase plan, pursuant to which we may, from time to time, repurchase up to $10.0 million of our common stock in the open market at prices not to exceed net asset value during our open trading periods.  Our Board of Directors authorized this plan, because it believes that general market trading activity may cause our common stock to be undervalued from time to time.  The repurchase program does not obligate us to purchase any shares and may be discontinued at any time.

As of September 30, 2011, we had investments in or commitments to fund loan facilities to eighteen portfolio companies totaling $177.7 million, of which $169.6 million was drawn.  We expect to fund our investments in 2011 and 2012 from available cash, repayments or realizations of existing investments and from borrowings under our credit facilities.  In the future, we may also fund a portion of our investments with issuances of equity or senior debt securities.  We expect our primary use of funds to be investments in portfolio companies, cash distributions to holders of our common stock and payment of fees and other operating expenses.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Below is a summary of our contractual payment obligations at September 30, 2011:

		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

September 30, 2011:
Revolving credit facilities (1)	$15,000,000	$15,000,000	$-	$-	$-
Total	$15,000,000	$15,000,000	$-	$-	$-

(1)  Excludes accrued interest amounts.  We repaid the $15.0 million balance on our Investment Facility in October 2011.

We have certain unused commitments to extend credit to our portfolio companies. Generally, these commitments have fixed expiration dates, through the year 2032, and we do not expect to fund the entire amounts before they expire.  Therefore, these commitment amounts do not necessarily represent future cash requirements.  In February 2010, we arranged for a letter of credit issued under the Investment Facility with respect to our investment in one of our portfolio companies.  As of September 30, 2011, the letter of credit balance was $2.9 million.  We do not report the unused portions of these commitments on the balance sheets included in our consolidated financial statements. The following table shows our unused credit commitments and letter of credit as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Unused credit commitments	$8,128,874	$8,682,153
Letter of credit	2,851,500	2,676,200

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

Portfolio Credit Quality

Virtually all of our portfolio investments are in negotiated, and often illiquid, securities of energy-related businesses. We maintain a system to evaluate the credit quality of these investments. While incorporating quantitative analysis, this system is a qualitative assessment. This system is intended to reflect the overall, long-term performance of a portfolio company’s business, the collateral coverage of an investment, and other relevant factors.  Of the nineteen rated investments in sixteen portfolio companies as of September 30, 2011, two improved in rating, five declined in rating, eight retained the same rating and we added four new investments during the first nine months of 2011.  As of September 30, 2011, on a fair value basis, approximately 60% of our portfolio investments were in the form of senior secured debt securities.  At September 30, 2011, we had three investments on non-accrual status with an aggregate cost and fair value of $24.8 million and $0.7 million, respectively.  Our portfolio investments at fair value were approximately 85% of the related cost basis as of September 30, 2011.

For the nine months ended September 30, 2011, the increase in net unrealized depreciation was $2.8 million primarily due to decreases in targeted portfolio fair value of our investments in BioEnergy of $21.5 million, Black Pool of $3.7 million and the reversal, due to realizations, of prior period unrealized appreciation associated with our investments in Alden of $4.3 million, offset by the reversal of prior period unrealized depreciation associated with our investments in DeanLake of $10.7 million and TierraMar of $15.7 million. By comparison, for the nine months ended September 30, 2010, the decrease in net unrealized depreciation was $0.6 million, primarily resulting from the reversal, due to realizations, of prior period unrealized depreciation associated with our initial investment in ATP of $3.7 million offset by the decrease in the fair value of our membership units of DeanLake of $2.6 million.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board issued Accounting Standards Update 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS,” or ASU 2011-04.  This guidance requires additional disclosure regarding fair value measurement and sensitivity, and improves consistency between GAAP and IFRS.  This guidance must be applied prospectively and becomes effective for interim and annual periods beginning after December 15, 2011.  We will adopt this guidance in our Form 10-Q for the period ended March 31, 2012, and we do not believe the new guidance will have a significant impact on our consolidated financial statements, other than the additional required disclosures.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q, we performed an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) of the Exchange Act.  Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of September 30, 2011, our disclosure controls and procedures were effective in providing reasonable assurance (i) that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) that such information is accumulated and communicated to management in a manner that allows timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

NGP CAPITAL RESOURCES COMPANY

Date: November 14, 2011	By:	/s/ Stephen K. Gardner
Stephen K. Gardner
President and Chief Executive Officer

Date: November 14, 2011	By:	/s/ L. Scott Biar
L. Scott Biar
Chief Financial Officer, Treasurer and Secretary

Index to Exhibits

Exhibits No.	Exhibit
3.1	Articles of Incorporation (filed as Exhibit (a)(1) to our Registration Statement on Form N-2 filed on August 16, 2004 (Registration No. 333-118279) and incorporated herein by reference)
3.2	Articles of Amendment and Restatement (filed as Exhibit 3.2 our Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference)
3.3	Bylaws (filed as Exhibit (b) to our Registration Statement on Form N-2 filed on August 16, 2004 (Registration No. 333-118279) and incorporated herein by reference)
4.1
Form of Stock Certificate (filed as Exhibit (d) to our Pre-Effective Amendment No. 2 to Registration Statement on Form N-2 filed on October 7, 2004 (Registration No. 333-118279) and incorporated herein by reference)

4.2	Dividend Reinvestment Plan (filed as Exhibit (e) to our Registration Statement on Form N-2 filed on August 16, 2004 (Registration No. 333-118279) and incorporated herein by reference)
31.1*	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Executive Officer
31.2*	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Financial Officer
32.1**	Section 1350 Certification by the Chief Executive Officer
32.2**	Section 1350 Certification by the Chief Financial Officer

*Filed herewith.
**Furnished herewith.