Form 10-K
period 2011-12-31
NGP Capital Resources Co
filed 2012-03-09
CIK 1297704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 814-00672

NGP CAPITAL RESOURCES COMPANY

(Exact Name of Registrant As Specified in Its Charter)

Maryland	20-1371499
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

909 Fannin Street, Suite 3800 Houston, Texas	77010
(Address of Principal Executive Offices)	(Zip Code)

(713) 752-0062

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, Par Value $.001 per share	The NASDAQ Stock Market LLC
(Title of Class)	(Name of Exchange on Which Registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

As of June 30, 2011, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $169,713,151 based on the closing sale price on the NASDAQ Global Select Market.

As of March 7, 2012, there were 21,628,202 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2012 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10 through 14 herein.

Certain exhibits previously filed with the Securities and Exchange Commission are incorporated by reference into Part IV of this report.

NGP CAPITAL RESOURCES COMPANY

In this Annual Report on Form 10-K, “NGPC,” the “Company,” “we,” “our” and “us” refer to NGP Capital Resources Company and its consolidated subsidiaries.

i

PART I.

Item 1. Business.

Introduction

NGP Capital Resources Company

We are a financial services company created to invest primarily in small and mid-size private energy companies. Our investment objective is to generate both current income and capital appreciation primarily through debt investments with certain equity components. We are a closed-end, non-diversified management investment company that has elected to be regulated as a business development company, or a BDC, under the Investment Company Act of 1940, or the 1940 Act. In addition, for federal income tax purposes we operate so as to be treated as a regulated investment company, or a RIC, under the Internal Revenue Code of 1986, as amended, or the Code. We were organized as a Maryland corporation in July 2004 and completed our initial public offering on November 10, 2004.

A key focus area for our targeted investments in the energy industry is domestic upstream businesses that produce, develop, acquire and explore for oil and natural gas, or E&P companies. We also evaluate investment opportunities in such businesses as coal, power, energy services and mid-stream energy. Beginning in 2012, we are also seeking middle market investments within diversified industry sectors, including manufacturing, value-added distribution, business services, healthcare products and services, consumer services and select other sectors. Our investments generally range in size from $10 million to $40 million. However, we may invest more or less depending on market conditions and our Manager’s view of a particular investment opportunity. Our targeted investments primarily consist of debt instruments, including senior and subordinated loans combined in one facility, sometimes with an equity or property-based equity participation right component, and subordinated loans, sometimes with equity components. We may also invest in preferred stock and other equity securities on a stand-alone basis.

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

Our executive officers are Stephen K. Gardner, President and Chief Executive Officer; L. Scott Biar, Chief Financial Officer, Secretary, Treasurer and Chief Compliance Officer; and R. Kelly Plato, Senior Vice President and Chief Investment Officer. Together, they direct our Manager’s day-to-day operations. Prior to joining NGP Capital Resources Company in 2005, Mr. Gardner had over 18 years of experience in financial and transactional management in the oil and gas industry and has served as chief financial officer of both public and private energy companies. Mr. Biar has over 13 years of experience in senior financial management in both public and private companies, and 7 years of public accounting experience at an international accounting firm. Mr. Plato began his career as a petroleum engineer for an independent exploration, production and refining company, after which he has spent more than 12 years in the energy finance business.

Our Manager’s investment committee reviews and approves investment decisions by majority determination. Our Manager’s investment committee consists of Mr. Gardner, Mr. Plato, Mr. Hersh, our Board Chairman, and Richard L. Covington and William J. Quinn, each of whom is a senior NGP investment professional. NGP Investment Advisor, LP’s team of nine investment professionals supports the investment committee.

Corporate Information

Our principal executive office is located at 909 Fannin Street, Suite 3800, Houston, Texas 77010 and our telephone number is (713) 752-0062. We believe our office facilities are suitable and adequate for our operations as currently conducted and contemplated.

Our corporate website is www.ngpcrc.com. We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after we electronically file or furnish such material to the Securities and Exchange Commission, or the SEC. This document includes our website address as an inactive textual reference only, and we do not incorporate the information contained on our website into this Form 10-K.

Our Investment Focus

We focus our investments primarily in the energy industry in companies that have an existing asset base or that will acquire assets that we expect to provide security for most of our investments. The energy industry broadly includes three sectors, generally categorized as follows:

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

Within these broad sectors, our key area of focus is small and mid-size energy companies in the upstream and midstream sectors. In addition, we selectively seek investment opportunities in certain segments of the downstream sector.

In addition, beginning in early 2012, we also seek opportunities to provide customized financing to middle market companies located in the United States, within diversified industry sectors, including manufacturing, value-added distribution, business services, healthcare products and services, consumer services and select other sectors.

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

Investment Activity

Since commencing investment operations in November 2004 through December 31, 2011, we have invested $872.9 million in 39 portfolio companies, all energy-related, and received principal repayments, realizations and settlements of $697.9 million. Most of our current portfolio companies are E&P companies engaged in the acquisition, development and production of oil and natural gas properties in and along the Gulf Coast, in the state and federal waters of the Gulf of Mexico, Permian Basin, Mid-continent and Rocky Mountain areas. We have also had investments in a Kentucky-based coal mining company with mining operations in the Central Appalachian region of the United States (sold in July 2011), a highwall coal mining company in West Virginia and an alternative fuels and specialty chemicals company based in Quincy, Massachusetts.

Our Investment Approach

Our investment approach seeks attractive returns while attempting to limit the risk of potential losses. In the process of screening and evaluating potential investment opportunities, our Manager considers the following general criteria. However, we do not expect each prospective investment to meet all of these criteria.

•	Strong Management. We recognize the importance of strong, committed management teams to the success of an investment. We seek investments in companies with management teams that generally have strong technical, financial, managerial and operational capabilities and a competitive edge in certain aspects of their businesses, which may come from extensive experience and knowledge in certain geographical areas and/or superior technological or transactional capabilities.
•	Identified Properties with Development-Oriented Risk. Our investment philosophy places a premium on investments having strong underlying asset values established by engineering and technical analysis, rather than investments that rely solely on rising energy commodity prices, exploratory drilling success, government subsidies or factors beyond the control of a portfolio company. We focus on companies that have strong potential for enhancing asset value through factors within their control. Examples of these types of factors include operating cost reductions and revenue increases driven by improved operations of previously under-performing or under-exploited assets. These factors involve implementing engineering and operational plans to increase cash flow through such means as development drilling of upstream assets or optimizing the performance of underutilized midstream or downstream assets like pipelines, processing plants or power plants.
•	Collateral Security. The same types of assets secure most of our targeted investments that would secure traditional senior bank debt, in either a first or second lien position. However, in certain instances, we may make investments in our portfolio companies on an unsecured basis. In instances where we are providing subordinated debt only and there is senior debt provided by another party, we generally seek to obtain a second lien on the borrowing company’s assets behind that of the senior lender.
•	Capacity to Return Investment Principal. We perform financial sensitivity analyses when evaluating and structuring investments to analyze the effect of a confluence of unfavorable events on the investment’s ability to return investment principal. For an upstream transaction, these events might include poor reserve development coupled with falling commodity prices or higher than expected costs. We seek to make investments in which the return on, and the timing of the return of, our investment capital may be at risk, but not the return of our capital.
•	Exit Strategy. We seek to invest in companies that have multiple means of repayment of our investment, including: a steady stream of cash flow; the completion of asset development activities that allow a company to be able to refinance our facility, often with senior debt; or the sale of the portfolio company’s assets or the entire company.

Our Manager generally structures investments that have collateral coverage from the value of the underlying assets and from the cash flows of those assets. However, in some instances, the collateral coverage may not exceed the value of the underlying asset. We perform extensive due diligence, exercise discipline with respect to company valuations and institute appropriate structural protections in our investment agreements. We believe that our management team’s experience in utilizing fundamental engineering and technical analysis on energy assets and in dealing with the fundamental dynamics of the energy finance market and the middle market allows us to:

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

Investments

Once we have determined that a prospective portfolio company is suitable for investment, we work with the management of that company and its other capital providers, including other senior, junior and equity capital providers, if any, to structure an investment. We negotiate among these parties to agree on how we expect an investment to perform relative to the other capital in the portfolio company’s capital structure. Our primary consideration when structuring an investment is that the total return on our investments (including interest income, equity or other similar income and potential equity appreciation) appropriately compensates us for our risk. The investments that comprise the substantial majority of our portfolio generally fall within one of the following categories:

•	Vertical Loans — Combining Senior Secured Loans and Subordinated Loans with Equity Enhancements

These investments consist of a senior secured loan tranche and a subordinated loan tranche. The senior tranche produces a current cash yield and a first lien on cash flow producing assets typically secures the senior tranche. The subordinated loan tranche typically includes a current cash yield component coupled with a property-based equity participation right. In some cases, we may obtain a warrant or option in the portfolio company in addition to, or in lieu of, a property-based equity participation right. Generally, a second lien on the portfolio company’s assets secures the subordinated tranche. Additionally, these loans may have indirect asset coverage through a series of covenants that prohibit additional liens on the portfolio company’s assets, limit additional debt or require maintenance of minimum asset coverage ratios. Generally, these loans have a term of three to five years, but in many cases, the portfolio company repays the loan before maturity. Additionally, in a number of these loans, there may be amortization of principal during the entire life of the loan.

We would typically make this type of loan to companies with assets that provide cash flow that is sufficient to support a typical senior secured debt facility but not sufficient to support the extra debt needed to acquire or develop non-cash flowing assets.

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

We would typically make this type of loan to companies possessing assets that produce sufficient current cash flow and that have sufficient asset value to avoid the issuance of any equity rights that would be dilutive to the equity owners. For example, we could make such a loan to a company that needs to access capital to develop non-producing oil and natural gas reserves but that has sufficient cash flow from its other assets to provide for the payment of the higher recurring cash payments required by this type of instrument. However, in some instances these loans may have a lower interest rate and an equity participation to compensate us for the lower current income. Generally, these loans have a term of five to seven years, but in many cases, the company repays the loan before maturity. Additionally, we may allow the deferral of amortization of principal to the later years of these loans or we may structure the loans as non-amortizing.

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

We would likely make these types of investments in companies with assets that do not produce sufficient current cash flow to amortize the principal throughout the life of a loan, but have sufficient collateral to support the investment. For example, we could make such an investment in a company that owns proved non-producing oil and natural gas reserves and requires capital to finance development drilling to initiate the production of the reserves and generate cash flow. Generally, these investments will have a term of three to seven years, but in many instances, the company repays the loan before maturity. Additionally, we would generally defer amortization of principal to the later years of these investments or we may structure the investments as non-amortizing.

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

Competitive Strengths

We believe we have the following competitive strengths:

•	Established Track Record

Because of the history, market presence and long-term relationships that our investment team and NGP have developed with energy company management teams, we believe that we have established ourselves as a consistent and reliable capital provider to the energy industry. In 2012, our investment team has added senior personnel with significant experience and relationships with middle market companies outside the energy industry. Our Manager understands the risks associated with investing in these industries and has expertise in assessing and evaluating such risks. We focus on originating a substantial number of our investment opportunities, rather than investing as a participant in transactions originated by other firms, although we may participate in transactions originated by other firms from time to time.

•	Flexible Transaction Structuring Capabilities

We are not subject to many of the regulatory limitations that govern traditional lending institutions. As a result, we can provide speed of execution and flexibility in structuring investments and selecting the types of securities in which we invest. The members of our management team have substantial experience in pursuing investments that seek to balance the needs of energy and middle market company entrepreneurs with appropriate risk control.

•	Efficient Tax Structure

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

Ongoing Relationships with Portfolio Companies

Once we have provided a financial commitment or investment in a portfolio company, we typically perform the following functions:

•	Monitoring

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

Periodic Review and Analysis of Financial and Reserve Information.  We require monthly or quarterly financial and operating statements. Additionally, we require semi-annual reserve reports for E&P investments. We review and analyze this information as follows:

•	review monthly operations reports for compliance with approved budgets and asset development plans;
•	review quarterly financial performance for compliance with plans and covenants; and
•	for E&P investments, twice a year, upon receipt of reserve information, analyze our reserve information and compare it to the approved asset development plan to assess the strength and status of our investment.

Periodic Review by Specialists.  Periodic reviews of the portfolio company and its assets by engineers, geologists, accountants, lawyers, investment bankers or other specialists are necessary from time to time.

Comparisons with Other Benchmark Companies.  We periodically compare the performance of the portfolio company to performance of similarly-sized companies with comparable assets and businesses to assess performance relative to peers.

Our Manager monitors the financial trends of each portfolio company to determine progress relative to meeting the company’s business plan and to assess the appropriate strategic and tactical courses of action for the company.

As part of the monitoring process, our Manager regularly assesses the risk profile of each of our investments. Our risk evaluation system assigns a numeric rating to each of our investments. The scale runs from 1 to 7, with 1 being the highest or best rating. We initially rate most of our investments as a 3 or 4. At that level, we believe that risk and return are properly proportioned and that there is essentially no significant risk of loss of capital for the investment. Any investment rated 5 or greater is on our “watch” list. These investments are performing below our initial expectations. A rating of 5 implies a higher level of watchfulness, but does not imply a probable risk of loss of capital. A rating of 6 or 7 means that the circumstances are such that we perceive that there exists risk of loss of some portion of the capital in that particular investment. Investments rated 1 or 2 have matured to the point that they are performing well and overall coverages are strengthening.

•	Managerial Assistance

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

•	Investment Team Valuation. The investment professionals of our Manager prepare fair value estimates for each investment.
•	Investment Team Valuation Documentation. The investment team documents and discusses its preliminary fair value estimates with senior management of our Manager.
•	Presentation to Valuation Committee. Senior management presents the valuation analyses and fair value estimates to the Valuation Committee of our Board of Directors.
•	Third Party Valuation Activity. The Valuation Committee and our Board of Directors, in their discretion, may retain an independent valuation firm to review any or all of the valuation analyses and fair value estimates provided by the investment team of our Manager. The Valuation Committee has not retained an independent valuation firm in connection with any fair value estimates during the three-year period ended December 31, 2011.

•	Board of Directors and Valuation Committee. The Board of Directors and Valuation Committee review and discuss the valuation analyses and fair value estimates provided by the investment team of our Manager and the analysis of the independent valuation firm, if applicable.
•	Final Valuation Determination. Our Board of Directors discusses the fair value estimates recommended by the Valuation Committee and determines the fair value of each investment in our portfolio, in good faith, based on the input of the investment team of our Manager, our Valuation Committee and the independent valuation firm, if any.

ASC 820 defines fair value as the price that a seller would receive for an asset or pay to transfer a liability in an orderly transaction between independent, knowledgeable and willing market participants at the measurement date. The fair value definition focuses on exit price in the principal, or most advantageous, market and prioritizes the use of observable market inputs over unobservable entity-specific inputs. We utilize both the market approach and the income approach in determining the estimated fair value of our investments, incorporating a variety of factors. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the estimated value indicated by current market expectations about those future amounts. The types of factors that we may take into account in fair value pricing our investments include, as relevant, the nature and realizable value of any collateral; the portfolio company’s enterprise value, historical and projected financial results, ability to make payments, net income, revenue, discounted cash flow and book value; the markets in which the portfolio company does business; comparison to a peer group of publicly traded securities; the size and scope of the portfolio company and its specific strengths and weaknesses; recent purchases or sales of securities by the portfolio company; recent offers to purchase the portfolio company; the estimated value of comparable securities; and other relevant factors.

We may also utilize an option pricing method, or OPM, in addition to our other valuation methods, to value the various preferred stock, common stock and warrants we have in portfolio companies with complex capital structures. The OPM treats preferred stock, common stock and warrants as call options on the enterprise value, with exercise prices based on liquidation preference of the preferred stock. The OPM commonly uses the Black-Scholes model to price the call option. The OPM considers the various terms of the stockholder agreements upon liquidation of the enterprise. In addition, the OPM implicitly considers the effect of the liquidation preference as of a future liquidation date, not as of the valuation date.

Competition

Historically, our primary competitors in this market have consisted of public and private investment funds, commercial and investment banks, and commercial finance companies. Although these competitors regularly provide finance products to energy companies similar to most of our targeted investments, a number of them focus on different aspects of this market. We also face competition from other firms that do not specialize in energy finance but which are substantially larger and have considerably greater financial and marketing resources than we have. Some of our competitors have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors have higher risk tolerances or different risk assessments, which allow them to consider a wider variety of investments and establish more portfolio relationships than we can. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC; nor are they subject to the requirements imposed on RICs by the Code. Nevertheless, we believe that the relationships of the senior professionals of our Manager and of the senior partners of NGP enable us to learn about, and compete effectively for, attractive investment opportunities.

Employees

We do not have any employees. Stephen K. Gardner, our President and Chief Executive Officer; L. Scott Biar, our Chief Financial Officer, Secretary, Treasurer and Chief Compliance Officer; and R. Kelly Plato, our Senior Vice President and Chief Investment Officer, comprise our senior management. Each of our officers also serves as an officer of our Manager and our Administrator. Our Manager and our Administrator conduct our day-to-day investment operations, and currently have a staff of 17 individuals, including 9 investment professionals.

Regulation

Business Development Company

We have elected to be regulated as a BDC under the 1940 Act. By electing to be treated as a BDC, we are subject to various provisions of the 1940 Act. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates (including any investment advisers or sub-advisers), principal underwriters and certain affiliates of those affiliates or underwriters and requires that a majority of the directors be persons other than “interested persons,” as defined in the 1940 Act. In addition, we may not change the nature of our business so as to cease to be, or withdraw our election to be regulated as, a BDC without first obtaining the approval of a majority of our outstanding voting securities. Under the 1940 Act, the vote of holders of a “majority” means the vote of the holders of the lesser of: (i) 67% or more of the outstanding shares of the company’s common stock present at a meeting or represented by proxy if holders of more than 50% of the shares of the company’s common stock are present or represented by proxy or (ii) more than 50% of the company’s outstanding shares of common stock.

The Investment Adviser’s Act of 1940, or the Advisers Act, generally permits the payment of compensation based on capital gains in an investment advisory contract between an investment adviser and a BDC. We have elected to be regulated as a BDC in order to provide incentive compensation to our Manager based on the capital appreciation of our portfolio.

The following is a brief description of the requirements of the 1940 Act, and is qualified in its entirety by reference to the full text of the 1940 Act and the rules thereunder.

We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed an “underwriter” as that term is defined in the Securities Act of 1933, as amended, or the Securities Act. We do not intend to write (sell) or buy put or call options to manage risks associated with the publicly traded securities of our portfolio companies, with certain exceptions. These exceptions are: (a) we may enter into hedging transactions to manage the risks associated with commodity price and interest rate fluctuations, (b) to the extent we purchase or receive warrants to purchase the common stock of our portfolio companies or conversion privileges in connection with acquisition financing or other investments, and (c) in connection with an acquisition, we may acquire rights to require the issuers of acquired securities or their affiliates to repurchase them under certain circumstances.

We do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. These limits generally prohibit us from (a) acquiring more than 3% of the voting stock of any investment company, (b) investing more than 5% of the value of our total assets in the securities of one investment company, or (c) investing more than 10% of the value of our total assets in the securities of investment companies in the aggregate. With regard to that portion of our portfolio invested in securities issued by investment companies, you should note that such investments might subject our stockholders to additional expenses. None of these policies is fundamental, and we may change any or all of them without stockholder approval.

Qualifying Assets

A BDC must be organized and have its principal place of business in the United States and operate for the primary purpose of investing in the types of securities described in 1, 2 and 3 below. At least 70% of a BDC’s total assets must be of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets for purposes of the 70% test. The principal categories of qualifying assets relevant to our business are the following:

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

ii.  is not an investment company (other than a small business investment company, or SBIC, wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

iii.  does not have any class of securities listed on a national securities exchange;

b.  is a company that meets the requirements of (a)(i) and (ii) above, but is not an eligible portfolio company because it has issued a class of securities on a national securities exchange, if:

i.  at the time of the purchase, we own at least 50% of (A) the greatest number of equity securities of such issuer and securities convertible into or exchangeable for such securities; and (B) the greatest amount of debt securities of such issuer, held by us at any point in time during the period when such issuer was an eligible portfolio company; and;

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

Temporary Investments

Pending investment in other types of “qualifying assets,” as described above, our investments generally consist of cash, cash equivalents, U.S. government securities or high-quality debt maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets. We may from time to time invest in U.S. Treasury Bills, commercial paper or repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that we may invest in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the asset diversification requirements in order to qualify as a RIC for federal income tax purposes. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. Our Manager will monitor the creditworthiness of the counterparties with which we enter into any repurchase agreement transactions.

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

Generally, we may participate in a co-investment with NGP and its affiliates only in accordance with the rules and regulations prescribed by the SEC that prevent participation by a BDC in such a transaction on a basis less advantageous than that of the other parties to the transaction. If we wish to make a co-investment with NGP or one of its affiliates and there is no regulatory authority to permit such a co-investment without the approval of the SEC, we may seek an order from the SEC permitting the specific investment. We have received exemptive relief from the SEC permitting co-investment with NGP and its affiliates in securities that have substantially the same characteristics. Any other type of co-investment arrangement would require a specific exemptive order. Although the SEC has granted similar relief to other BDCs on a transaction by transaction basis in the past, we cannot be certain that our application for such relief on a single transaction will be granted or what conditions may be imposed by the SEC. Moreover, the length of time to obtain such an order may make it impracticable. If the requested order were not sought or not obtained, then in a situation in which an energy company was seeking both debt and equity capital, such company would make the determination as to whether it would proceed with obtaining capital from us in a targeted investment or alternatively from an NGP-affiliated fund in an equity investment.

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

Regulated Investment Company

We operate our business so as to be taxed as a RIC under Subchapter M of the Code. Qualification as a RIC generally allows us to avoid paying corporate income tax on our investment company taxable income (which generally consists of ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, reduced by deductible expenses), or realized net capital gains, to the extent that we distribute, or deem to distribute, such investment company taxable income or gains to stockholders on a timely basis.

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

To avoid paying an excise tax, qualification as a RIC generally requires us to distribute 98.2% of our taxable income during the year we earn the income, and 100% of any income realized, but not distributed or deemed distributed in preceding years. If we do not meet this requirement, the Code imposes a nondeductible excise tax generally equal to 4% of the amount by which the required distribution exceeds the distribution for the year. The taxable income on which an excise tax is paid is generally carried forward and distributed to stockholders in the next tax year. Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income.

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

Investment Advisory Agreement

Management Services

Our Manager manages our investments and business pursuant to an Investment Advisory Agreement. Subject to the overall supervision of our Board of Directors, our Manager acts as investment adviser to us and manages the investment and reinvestment of our assets in accordance with our investment objectives and policies. Under the terms of the investment advisory agreement, our Manager provides any and all investment advisory services necessary for the operation and conduct of our business and:

•	determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;
•	identifies, evaluates and negotiates the structure of our investments;
•	monitors the performance of, and manages our investments;
•	determines the securities and other assets that we purchase, retain or sell and the terms on which any such securities are purchased and sold;
•	arranges for the disposition of our investments;
•	recommends to our Board of Directors the estimated fair value of our investments that are not publicly traded debt or equity securities based on our valuation guidelines;
•	votes proxies in accordance with the proxy voting policy and procedures adopted by our Manager; and
•	provides us with such other investment advice, research and related services as our Board of Directors may reasonably require, from time to time, for the investment of our assets.

Our Manager’s services under the Investment Advisory Agreement are not required to be exclusive, and our Manager is free to furnish the same or similar services to other entities, including businesses that may compete directly or indirectly with us for particular investments, so long as its services to others do not impair its services to us. Under the Investment Advisory Agreement and to the extent permitted by the 1940 Act, our Manager also provides on our behalf significant managerial assistance to those portfolio companies to which we are required to provide such assistance under the 1940 Act and who require such assistance from us.

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

We calculate the first part of the incentive fee, the Investment Income Incentive Fee, as 20% of the excess, if any, of our net investment income for the quarter that exceeds a quarterly hurdle rate equal to 2% (8% annualized) of our net assets. We calculate and pay this Investment Income Incentive Fee quarterly in arrears. For the purpose of the calculation of the Investment Income Incentive Fee, net investment income means interest income, dividend income, royalty income and any other income (including any other fees, such as commitment, origination, syndication, structuring, diligence, managerial assistance, monitoring, and consulting fees or other fees that we receive from portfolio companies) accrued during the fiscal quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement, and interest expense, but excluding the incentive fee). Accordingly, we may pay an incentive fee based partly on accrued interest, the collection of which is uncertain or deferred. Net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income that we have not yet received in cash. Net investment income does not include any realized capital gains, realized capital losses, or unrealized capital appreciation or depreciation. We accrued and paid $0.3 million of Investment Income Incentive Fees for 2011 and no such fees for 2010 and 2009.

We calculate the second part of the incentive fee, the Capital Gains Fee, as (1) 20% of (a) our net realized capital gains (realized capital gains less realized capital losses) on a cumulative basis from the closing date of our initial public offering to the end of such fiscal year, less (b) any unrealized capital depreciation at the end of such fiscal year, less (2) the aggregate amount of all Capital Gains Fees paid to our Manager in prior fiscal years. We determine and pay the Capital Gains Fee in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date). For accounting purposes only, in order to reflect the theoretical Capital Gains Fee that would be payable for a given period as if all unrealized capital gains were realized, we will accrue a Capital Gains Fee as described above (in accordance with the terms of the Investment Advisory Agreement), plus 20% of unrealized capital gains on investments held at the end of such period. It should be noted that the portion of the accruals for the Capital Gains Fees attributable to unrealized capital gains will not necessarily be payable under the Investment Advisory Agreement, and may never be paid based on the computation of Capital Gains Fees in subsequent periods. We did not accrue or pay any Capital Gains Fees in 2011, 2010 or 2009, and we do not anticipate paying any Capital Gains Fees in the foreseeable future.

Our Manager has agreed that, to the extent permissible under federal securities laws and regulations, including Regulation M, it will utilize 30% of the fees it receives from the capital gains portion of the incentive fee (up to a maximum of $5 million of fees in the aggregate) to purchase shares of our common stock in open market purchases through an independent trustee or agent. To date, our Manager has acquired 6,500 shares of our common stock pursuant to this agreement at a cost of $0.1 million. Any sales of such stock will comply with any applicable six-month holding period under Section 16(b) of the Securities Act and all other restrictions contained in any law or regulation, to the fullest extent applicable to any such sale. We will not implement any change in this voluntary agreement without at least 90 days’ prior notice to stockholders and compliance with all applicable laws and regulations.

Our Board of Directors originally approved the Investment Advisory Agreement on November 9, 2004. The Board of Directors or the affirmative vote of the holders of a majority of our outstanding voting securities must approve the continuation of the Investment Advisory Agreement at least annually. Additionally, in either case, the approval must be by a majority of our independent directors. On October 31, 2011, our Board of Directors, including all of the independent directors, approved an extension of the Investment Advisory Agreement through November 9, 2012.

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

The Investment Advisory Agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, our Manager, its partners and our Manager’s and its partners’ respective officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with it are entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of our Manager’s services or obligations under the Investment Advisory Agreement or otherwise as our investment adviser. The agreement also provides that our Manager and its affiliates (including our Administrator) will not be liable to us or any stockholder for any error of judgment, mistake of law, any loss or damage with respect to any of our investments, or any action taken or omitted to be taken by our Manager in connection with the performance of any of its duties or obligations under the Investment Advisory Agreement or otherwise as an investment adviser to us, except to the extent specified in Section 36(b) of the 1940 Act concerning loss resulting from a breach of fiduciary duty with respect to the receipt of compensation for services.

Pursuant to the Investment Advisory Agreement, our Manager pays the compensation and routine overhead expenses of the investment professionals of our management team and their respective staffs, when and to the extent engaged in providing management and investment advisory services to us. We will bear all other costs and expenses of our operations and transactions.

Our Manager, NGP Investment Advisor, LP, was formed in 2004 and maintains an office at 909 Fannin, Suite 3800, Houston, Texas 77010. Our Manager’s sole activity is to perform management and investment advisory services for us. Our Manager is a registered investment adviser under the Advisers Act.

The foregoing description of the Investment Advisory Agreement is qualified in its entirety by reference to the full text of the document, a copy of which was filed as Exhibit 10.1 to our Form 10-K for the year ended December 31, 2004, and is incorporated herein by reference.

Administration Agreement

Pursuant to a separate Administration Agreement, our Administrator furnishes us with office facilities, equipment, and clerical, bookkeeping, and record keeping services at such facilities. Under the Administration Agreement, our Administrator also performs, or oversees the performance by third parties of, our required administrative services, which include responsibility for the financial records that we are required to maintain and preparation of reports to our stockholders and reports filed with the SEC. In addition, our Administrator assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns, the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. To the extent permitted under the 1940 Act, our Administrator may also provide, on our behalf, significant managerial assistance to our portfolio companies. We base payments under the Administration Agreement upon the allocable portion of our Administrator’s costs and expenses incurred in connection with administering our business. The Administration Agreement may be terminated at any time, without the payment of any penalty, by a vote of our Board of Directors or by our Administrator upon 60 days’ written notice to the other party, and will automatically terminate in the event of its “assignment” (as defined in the 1940 Act).

Our Board of Directors originally approved the Administration Agreement on November 9, 2004. Our Board of Directors and a majority of our independent directors must approve the continuation of the Administration Agreement at least annually. On October 31, 2011, the Board of Directors, including all of the independent directors, approved an extension of the Administration Agreement through November 9, 2012.

The Administration Agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, our Manager, its partners and our Manager’s and its partners’ respective officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with it are entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of our Administrator’s services under the Administration Agreement or otherwise as our Administrator. The agreement also provides that our Administrator and its affiliates (including our Manager) will not be liable to us or any stockholder for any error of judgment, mistake of law, any loss or damage with respect to any of our investments, or any action taken or omitted to be taken by our Administrator in connection with the performance of any of its duties or obligations under the Administration Agreement or otherwise as our Administrator.

The foregoing description of the Administration Agreement is qualified in its entirety by reference to the full text of the document, a copy of which was filed as Exhibit 10.2 to our Form 10-K for the year ended December 31, 2004, and is incorporated herein by reference.

Item 1A. Risk Factors.

Risks Related to Our Business and Investments

Economic downturns or recessions and the volatility of oil and natural gas prices could impair our portfolio companies’ operations and ability to satisfy obligations to their respective lenders, including us, which could negatively impact our ability to pay dividends and cause the loss of all or part of your investment.

The conditions and overall strength of the national, regional and international economies, including interest rate fluctuations, changes in capital markets and changes in the prices of their primary commodities and products will generally affect our portfolio companies. These factors could adversely impact the results of operations of our portfolio companies.

The U.S. and foreign financial markets have been experiencing a high level of volatility, disruption and distress in recent years, which has been exacerbated by the failure of several major financial institutions in late 2008, continuing uncertainty about the global economy and ongoing concerns surrounding the sovereign debt crisis, particularly in the euro-zone. Despite actions of the U.S. federal government and foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. While these conditions have improved, volatility and relative instability could continue for a prolonged period of time or worsen in the future both in the U.S. and globally.

Our portfolio companies may be susceptible to economic downturns or recessions and may be unable to repay our loans during these periods. Therefore, our non-performing assets may increase and the value of our portfolio may decrease during these periods. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments. Economic downturns or recessions could lead to financial losses in our portfolio and decreases in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in decisions by lenders not to extend credit to us. Additionally, oil and natural gas prices are volatile, and a decline in oil and natural gas prices could significantly affect the business, financial condition and results of operations of our portfolio companies and their ability to meet financial commitments. These events could prevent us from making additional investments and harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on the assets securing such loans, which could trigger cross-defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the debt securities that we hold and the value of any equity securities we own. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. In addition, if one of our portfolio companies were to go bankrupt, even though we may have structured our interest as senior debt, depending on the facts and circumstances, including the extent to which we actually provided managerial assistance to that portfolio company, a bankruptcy court might recharacterize our debt holding and subordinate all or a portion of our claim to that of other creditors. This could negatively affect our ability to pay dividends and cause the loss of all or part of your investment.

Capital markets have been in a period of disruption and instability in recent years. These market conditions have materially and adversely affected debt and equity capital markets in the United States, which has had, and may in the future have, a negative impact on our business and operations.

Beginning in 2007, the U.S. capital markets entered into a period of disruption as evidenced by a lack of liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major financial institutions. Despite actions of the U.S. federal government, these events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. While these conditions have improved, there can be no assurance that they will not worsen in the future. If these adverse market conditions return, we and other companies in the financial services sector may have to access, if available, alternative markets for debt and equity capital in order to grow. Equity capital may be difficult to raise because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than net asset value without first obtaining approval for such issuance from our stockholders and our independent directors. In addition, our ability to incur indebtedness (including by issuing preferred stock) is limited by applicable regulations such that our asset coverage, as defined in the Investment Company Act, must equal at least 200% immediately after each time we incur indebtedness. The debt capital that will be available, if at all, may be at a higher cost and on less favorable terms and conditions in the future. Any inability to raise capital could have a negative effect on our business, financial condition and results of operations. Moreover, market conditions may make it difficult to extend the maturity of or refinance our existing indebtedness and any failure to do so could have a material adverse effect on our business. The illiquidity of our investments may make it difficult for us to sell such investments if required. As a result, we may realize significantly less than the value at which we have recorded our investments. Capital market volatility also affects our investment valuations. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity). As a result, volatility in the capital markets can adversely affect our valuations. During the extreme volatility and dislocation in the capital markets in recent years, many BDCs have faced, and may in the future face, a challenging environment in which to raise capital.

As a result of the significant changes in the capital markets affecting our ability to raise capital, the pace of our investment activity slowed in 2009 and 2010. In addition, significant changes in the capital markets, including the recent extreme volatility and disruption, has had, and may in the future have, a negative effect on the valuations of our investments and on the potential for liquidity events involving our investments. An inability to raise capital, if needed, and any required sale of our investments for liquidity purposes, could have a material adverse impact on our business, financial condition or results of operations.

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

Periodically, we will need to access the capital markets to raise cash to fund new investments. Unfavorable economic conditions could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. An inability to access the capital markets successfully could limit our ability to grow our business and fully execute our business strategy and could decrease our earnings. With certain limited exceptions, we are only allowed to borrow amounts or issue debt securities or preferred stock such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowing, which, in certain circumstances, may restrict our ability to borrow or issue debt securities or preferred stock. The amount of leverage that we employ will depend on our Manager’s and our Board of Directors’ assessment of market and other factors at the time of any proposed borrowing or issuance of debt securities or preferred stock. We cannot assure you that we will be able to maintain our current credit facility or obtain another line of credit at all or on terms acceptable to us.

In addition to issuing securities to raise capital as described above, we may in the future seek to securitize our loans to generate cash for funding new investments. To securitize loans, we may create a wholly owned subsidiary and contribute a pool of loans to the subsidiary. This could include the sale of interests in the subsidiary on a non-recourse basis (except for customary repurchase obligations for breach of representations and warranties) to purchasers whom we would expect to be willing to accept a lower interest rate to invest in investment grade loan pools, and we would expect that we would retain a subordinated interest in the assets and participate (most likely on a first loss basis) in losses related to the securitized assets to the extent of that interest. However, we will base the exact structure and provisions of any securitization upon then-current market conditions and may vary from the description in this paragraph. An inability to securitize our loan portfolio successfully could limit our ability to grow our business, fully execute our business strategy and decrease our earnings. Moreover, the successful securitization of our loan portfolio might expose us to losses, as the residual loans in which we do not sell interests will tend to be those that are riskier and more apt to generate losses. The 1940 Act may also impose restrictions on the structure of any securitization. We have no present plans to securitize any of our loans, but believe the availability of this option will provide us with increased flexibility in the future to raise additional capital.

Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital.

We may issue debt securities or preferred stock, which we refer to collectively as “senior securities,” and/or borrow money from banks or other financial institutions, up to the maximum amount permitted by the 1940 Act. The provisions of the 1940 Act permit us, as a BDC, to incur indebtedness or issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after each such incurrence or issuance. If the value of our assets declines, we may be unable to satisfy this test, which may prohibit us from paying dividends and could prevent us from maintaining our status as a RIC or may prohibit us from repurchasing shares of our common stock. If we cannot satisfy this test, we may be required to sell a portion of our investments at a time when such sales may be disadvantageous and, depending on the nature of our leverage, repay a portion of our indebtedness. As of December 31, 2011, given our total assets of $257 million and total debt of $50 million, our asset coverage for senior securities was 513%.

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

A large number of entities compete with us to make the types of investments that we make in energy companies. We compete with public and private funds, commercial and investment banks, commercial financing companies, and, to the extent they provide an alternative form of financing, private equity funds. Moreover, alternative investment vehicles, such as hedge funds, also invest in middle market companies. As a result, competition for investment opportunities in middle market companies is intense. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. We believe that a significant part of our competitive advantage in investing in middle market companies will stem from the fact that the market for investments in middle market companies is underserved by traditional commercial banks and other financing sources. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC. The competitive pressures that we face may have a material adverse effect on our business, financial condition and results of operations. Also, because of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we may not be able to identify and make investments that are consistent with our investment objectives.

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

To the extent original issue discount and paid-in-kind interest constitute a portion of our income, we will be exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash representing such income.

Our investments include original issue discount, or OID, instruments. To the extent original issue discount constitutes a portion of our income, we are exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following:

•	The higher yield of OID instruments reflect the payment deferral and credit risk associated with these instruments.
•	OID instruments may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of the collateral.
•	OID instruments generally represent a significantly higher credit risk than coupon loans.
•	OID income received by us may create uncertainty about the source of our cash distributions to stockholders. For accounting purposes, any cash distributions to stockholders representing OID or market discount income are not treated as coming from paid-in capital, even though the cash to pay them comes from the offering proceeds. Thus, although a distribution of OID or market discount interest comes from the cash invested by the stockholders, Section 19(a) of the 1940 Act does not require that stockholders be given notice of this fact by reporting it as a return of capital.
•	The deferral of paid-in-kind, or PIK, interest has the simultaneous effects of increasing the assets under management and increasing the base management fee at a compounding rate, while generating investment income and potentially increasing the incentive fee at a compounding rate. In addition, the deferral of PIK interest also increases the loan-to-value ratio at a compounding rate, thus, increasing the risk that we will absorb a loss in the event of foreclosure.
•	OID and market discount instruments create the risk of non-refundable cash payments to our Manager based on non-cash accruals that ultimately may not be realized by us.

Many of our portfolio investments are not publicly traded and, as a result, there is uncertainty as to the value of our portfolio investments.

Large percentages of our portfolio investments (other than our short-term cash investments) are, and will continue to be, in the form of securities that are not publicly traded. The estimated fair value of securities and other investments that are not publicly traded may not be readily determinable. We value these securities quarterly at estimated fair value in accordance with procedures as determined in good faith by our Board of Directors. However, we may be required on a more frequent basis to value our securities to reflect significant events affecting the estimated fair value of our securities. The types of factors we may consider in determining the estimated fair value of an investment include the nature and realizable value of any collateral, the portfolio company’s earnings and ability to make payments, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow and other relevant factors. Because such estimated valuations, and particularly estimated valuations of private securities and private companies, are inherently uncertain, may fluctuate during short periods of time and may be based on estimates, our determinations of estimated fair value may differ materially from the values that would have been used if a ready market for these securities existed. As a result, we may not be able to dispose of our holdings at a price equal to or greater than our estimated fair value. Our net asset value could be adversely affected if our determinations regarding the estimated fair value of our investments are materially higher than the values that we ultimately realize upon the disposal of such securities. In addition, the subjective nature of such estimated valuations may cause the shares of our common stock to trade at a discount to our net asset value.

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

We have a significant concentration of investments in the energy industry. The revenues, income (or losses) and valuations of energy companies can fluctuate suddenly and dramatically due to any one or more of the following factors:

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

We generally make investments in private companies. Substantially all of these investments are subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. The illiquidity of our investments may make it difficult for us to sell such investments if the need arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments. In addition, we may face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we have material non-public information regarding such portfolio company.

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

Our investments are generally in the form of debt instruments, including senior and subordinated loans, combined in one facility, sometimes with an equity component, and subordinated loans, sometimes with equity components. We may also invest in preferred stock and other equity securities. We would likely often make these types of investments in energy companies that possess assets that do not produce sufficient current cash flow at inception of our investment to amortize the principal throughout the life of a loan. For example, we could make such an investment in a company that owns proved non-producing oil and natural gas reserves and requires capital to finance development drilling to initiate the production of the reserves and generate cash flow. Some of these investments may be of a highly speculative nature and may lose some or all of their value, which could negatively affect our ability to pay dividends and cause the loss of part of your investment.

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

General interest rate fluctuations may have a negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on investment objectives and our rate of return on invested capital. Because we may borrow money to make investments, our net investment income depends upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. As of December 31, 2011, approximately 46% of the investments at fair value in our portfolio were at fixed rates, while approximately 54% were at variable rates. Trading prices for debt that pays a fixed rate of return tend to fall as interest rates rise. Trading prices tend to fluctuate more for fixed-rate securities that have longer maturities. Although we have no policy governing the maturities of our investments, under current market conditions we expect that we will invest in a portfolio of debt generally having maturities of three to seven years, but may have longer maturities. This means that, to the extent we fund longer term fixed rate investments with shorter term floating rate borrowings, we will be subject to greater risk (other things being equal) than a fund invested solely in shorter term securities. A decline in the prices of the debt we own could adversely affect the trading price of our shares.

Failure to extend our Investment Facility, the revolving period of which is currently scheduled to expire on August 31, 2014, could have a material adverse effect on our results of operations and financial position and our ability to pay expenses and make distributions.

The revolving period for our Investment Facility with a syndicate of lenders is currently scheduled to expire on August 31, 2014. If the participant banks do not renew or extend the Investment Facility by August 31, 2014, we will not be able to make further borrowings under the facility after such date and the outstanding principal balance on that date will be due and payable. If we are unable to extend our facility or find a new source of borrowing on acceptable terms, we will be required to pay down the amounts outstanding under the facility through one or more of the following: (1) available cash balances, (2) principal collections on our securities pledged under the facility, (3) at our option, interest collections on our securities pledged under the facility and cash collections on our securities not pledged under the facility, or (4) possible liquidation of some or all of our loans and other assets, any of which could have a material adverse effect on our results of operations and financial position and may force us to decrease or stop paying certain expenses and making distributions until the facility is repaid. In addition, our stock price could decline significantly, we would be restricted in our ability to acquire new investments and, in connection with our year-end audit, our independent registered accounting firm could raise an issue as to our ability to continue as a going concern.

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

Our Board of Directors has the authority to modify or waive most of our current operating policies and our strategies without prior notice and without stockholder approval. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results and value of our stock. However, the effects might be adverse, which could negatively affect our ability to pay you dividends and cause you to lose all or part of your investment. In the event that our Board of Directors determines that we cannot economically pursue our investment objective under the 1940 Act, they may at some future date decide to withdraw our election to be treated as a BDC and convert us to a management investment company or an operating company not subject to regulation under the 1940 Act, or cause us to liquidate. These changes would require the approval of a requisite percentage of our Board of Directors and the holders of a majority of our shares.

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

We are a closed-end, non-diversified management investment company under the 1940 Act, which means we are not limited by the 1940 Act in the proportion of our assets that may be invested in the securities of a single issuer. A consequence of this concentration is that the aggregate returns we initially realize may be adversely affected if a small number of our investments perform poorly or if the value of any one such investment declines significantly. Beyond the applicable federal income tax diversification requirements, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few portfolio companies. Financial difficulty on the part of any single portfolio company will expose us to a greater risk of loss than would be the case if we were a “diversified” company holding numerous investments. To the extent that we take large positions in the securities of a small number of portfolio companies, our net asset value and the market price of our common stock may fluctuate as a result of changes in the financial condition or in the market’s assessment of such portfolio companies to a greater extent than that of a diversified investment company. These factors could negatively affect our ability to pay dividends and cause the loss of all or part of your investment.

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

We invest a substantial amount of our assets in subordinated debt securities and mezzanine investments issued by our portfolio companies. The portfolio companies will usually have, or we may permit them to incur, other debt that ranks equally with, or senior to, the securities in which we invest. By their terms, such debt instruments may entitle the holders to receive payment of interest or principal on or before the dates on which we are entitled to receive payments in respect of the securities in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying such senior creditors, the portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with securities in which we invest, we would have to share on an equal basis any distributions with other creditors holding such securities in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company. An event such as an insolvency, liquidation, dissolution, reorganization or bankruptcy of a relevant portfolio company may prevent us from obtaining the full value of our investment.

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

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. We reported a material weakness in our internal control over financial reporting in our Annual Report on Form 10-K for the year ended December 31, 2009, which resulted in material misstatements in certain of our historical financial statements, that required us to restate those financial statements. Management subsequently implemented new control processes and procedures, and that material weakness has since been remediated. However, we cannot assure you that significant deficiencies or material weaknesses in our internal control over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in significant deficiencies or material weaknesses, and cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder. The existence of a material weakness could result in errors in our financial statements that could result in a restatement of financial statements, cause us to fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.

Failure to deploy new capital may reduce our return on equity.

Until we identify new investment opportunities, we intend to either invest any excess cash and the net proceeds of future offerings in interest-bearing deposits or other short-term instruments or use the net proceeds from such offerings to reduce then-outstanding obligations under our credit facility. We cannot assure you that we will be able to find enough appropriate investments that meet our investment criteria or that any investment we complete using the proceeds from an offering will produce a sufficient return. If we fail to invest any new capital effectively our return on equity may be negatively impacted, which could reduce the price of the shares of our common stock.

We may invest a portion of our assets in foreign securities. Investing in foreign securities typically involves more risks than investing in U.S. securities. These risks can increase the potential for losses by us and negatively affect our stock price.

Foreign securities may be issued and traded in foreign currencies. As a result, changes in exchange rates between foreign currencies may affect their values in U.S. dollar terms. For example, if the value of the U.S. dollar goes up, compared to a foreign currency, a loan payable in that foreign currency will go down in value because it will be worth fewer U.S. dollars.

The political, economic, and social structure of some foreign countries may be less stable and more volatile than those in the United States. Investments in these countries may be subject to the risks of internal and external conflicts, currency devaluations, foreign ownership limitations and tax increases. A government may take over assets or operations of a company or impose restrictions on the exchange or export of currency or other assets. Some countries also may have different legal systems that may make it difficult for us to vote proxies, exercise stockholder rights, and pursue legal remedies with respect to foreign investments. Diplomatic and political developments, including rapid and adverse political changes, social instability, regional conflicts, terrorism and war, could affect the economies, industries and securities and currency markets, and the value of our investments, in non-U.S. countries. These factors are extremely difficult, if not impossible, to predict and to take into account with respect to our investments in foreign securities.

Brokerage commissions and other fees generally are higher for foreign securities. Government supervision and regulation of foreign stock exchanges, currency markets, trading systems and brokers may be less than in the United States. The procedures and rules governing foreign transactions and custody (holding of our assets) may involve delays in payment, delivery or recovery of money or investments.

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

We pay our Manager a quarterly base management fee based on the value of our total assets (including assets acquired with borrowed funds). Accordingly, our Manager has an enhanced economic incentive to increase our leverage, including through the issuance of debt securities, convertible securities and preferred stock. Increased leverage will expose us to increased risk of loss, increased cost of issuing and servicing such senior securities, and subject us to any additional covenant restrictions imposed in an indenture or by the applicable lender, which could negatively affect our business and results of operation.

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

Failure to continue to qualify as a BDC may cause us to be regulated as a closed-end investment company under the 1940 Act, which would significantly decrease our operating flexibility.

We will be subject to corporate-level income tax if we are unable to qualify as a RIC.

To qualify as a RIC under the Code, we must meet certain source-of-income, asset diversification and annual distribution requirements. The annual distribution requirement for a RIC is satisfied if we distribute at least 90% of our “investment company taxable income” (which generally consists of ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, reduced by deductible expenses) and net tax-exempt interest to our stockholders on an annual basis. Because we use debt financing, we are subject to certain asset coverage ratio requirements under the 1940 Act as a BDC, and financial covenants under our existing loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to qualify as a RIC. If we are unable to obtain cash from other sources, we may fail to qualify as a RIC and, thus, may be subject to corporate-level income tax. To qualify as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these tests may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments are in private companies, we could make such dispositions at disadvantageous prices that may result in substantial losses. If we fail to qualify as a RIC for any reason at any time in the future and we remain or become subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. In addition, our distributions would be taxable to our stockholders as ordinary dividends. Such a failure would likely have a material adverse effect on our stockholders and us.

We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income. If we are unable to pay required distributions, we may fail to qualify as a RIC and thus be subject to corporate-level income tax.

Federal income tax rules require us to include certain amounts in income that we have not yet received in cash, such as original issue discounts or payment-in-kind interest. Examples of original issue discounts are warrants, property-based equity participation rights or loan discount points we may receive in connection with the issuance or purchase of a loan. Payment-in-kind interest represents contractual interest added to the loan balance and due at the end of the loan term. We include such original issue discount or increases in loan balances from payment-in-kind arrangements in income before we receive any corresponding cash payments. These amounts could be significant relative to our company’s overall investment activities. We also may be required to include certain other amounts in income that we do not receive in cash.

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

The provisions of the 1940 Act permit us, as a BDC, to issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous and result in unfavorable prices.

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

For example, under current federal tax laws, our portfolio companies are entitled to certain deductions relating to their operations, including deductions for intangible drilling costs, manufacturing tax deductions and depletion deductions. The President and several members of Congress have proposed to eliminate several oil and gas federal income tax incentives, including the repeal of the manufacturing tax deduction, percentage depletion allowance and expensing of intangible drilling costs for oil and natural gas, among other proposed tax increases specific to the energy industry. In addition, regulatory costs and requirements associated with offshore drilling in the United States have increased significantly in the wake of the blowout and oil spill involving the Macondo well in the Gulf of Mexico in 2010. It is not possible at this time to predict how any future legislation or new regulations adopted to address these proposals would impact our business or the businesses of our portfolio companies, but any such future laws and regulations could adversely affect our results of operations and the value of your investment.

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

We are subject to changing rules and regulations of federal and state government regulatory bodies as well as the stock exchange on which our common stock is listed. These entities, including the Public Company Accounting Oversight Board, the SEC and the Nasdaq Global Market, have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional regulations and requirements in response to laws enacted by Congress. On July 21, 2010, the Dodd-Frank Wall Street Reform and Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation-related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations. Prior to full implementation, it will be difficult to assess the impact of the Dodd-Frank Act on our company and our Manager. Our efforts to comply with these requirements have resulted in, and are likely to continue to result in, an increase in expenses and a diversion of management’s time from other business activities.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We do not own any real estate or other physical properties materially important to our operation. Our headquarters are located in Houston, Texas, where we occupy office space pursuant to our Administration Agreement with our Administrator. We believe that our office facilities are suitable and adequate for our business as presently conducted.

Item 3. Legal Proceedings.

From time to time, we are involved in various legal proceedings arising in the normal course of business. While we cannot predict the outcome of these proceedings with certainty, we do not believe that an adverse result in any pending legal proceeding, individually or in the aggregate, would be material to our business, financial condition or cash flows.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II.

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

Our common stock trades on the NASDAQ Global Select Market under the symbol “NGPC”. On March 7, 2012, there were approximately 63 record holders and 10,644 beneficial holders (held in street name) of our common stock, according to our transfer agent. The following table sets forth the range of high and low sales prices of our common stock as reported on the NASDAQ Stock Market and our dividends declared for the periods indicated.

	NAV(1)	Price Range		Ratio of High Sales Price to NAV	Ratio of Low Sales Price to NAV	Cash Dividend per Share(2)
		High	Low
Fiscal 2011
Fourth quarter	$9.26	$7.81	$5.75	84%	62%	$0.18
Third quarter	9.45	9.12	6.21	97%	66%	0.18
Second quarter	9.63	9.70	7.70	101%	80%	0.18
First quarter	10.57	10.19	8.94	96%	85%	0.18
Fiscal 2010
Fourth quarter	10.90	10.89	8.60	100%	79%	0.18
Third quarter	11.01	9.20	7.07	84%	64%	0.17
Second quarter	11.18	8.65	6.73	77%	60%	0.17
First quarter	11.17	9.37	7.39	84%	66%	0.17

(1)	We calculate net asset value per share as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high and low closing sales prices. We calculate net asset value per share based on outstanding shares at the end of each period.
(2)	These dividends represent the dividend declared in the specified quarter.

Since the first full quarter following our initial public offering, we have distributed, and currently intend to continue to distribute in the form of dividends, a minimum of 90% of our investment company taxable income on a quarterly basis to our stockholders. We may retain long-term capital gains and treat them as deemed distributions for tax purposes. We determine the timing and characterization of certain income and capital gains distributions annually in accordance with federal tax regulations, which may differ from GAAP. These differences primarily relate to items recognized as income for financial statement purposes and realized gains for tax purposes. As a result, net investment income and net realized gain (loss) on investments for a reporting period may differ significantly from distributions during such period. Accordingly, we may periodically make reclassifications among certain of our capital accounts without impacting our net asset value. We report the estimated tax characteristics of each dividend when declared, and we report the actual tax characteristics of dividends annually to each stockholder on Form 1099-DIV, prepared by our stock transfer agent. Qualified dividend income is generally taxed to stockholders at the rates that apply to net capital gains. There is no assurance that we will achieve investment results or maintain a tax status that will permit any specified level of cash distributions or year-to-year increases in cash distributions. We have not purchased any of our shares of common stock, nor have we sold any equity securities during the quarter ended December 31, 2011.

We classified 100% of our taxable dividends declared for the year ended December 31, 2011 as non-qualifying dividends and as ordinary income for their characterization for income tax purposes. For tax purposes, approximately 27% or $0.05 per share of the $0.18 dividend paid on January 7, 2011 was treated as arising in 2010 and approximately 73% or $0.13 was treated as arising in 2011. Approximately 46% or $0.08 per share of the $0.18 dividend paid on January 6, 2012 was treated as arising in 2011 and approximately 54% or $0.10 was treated as arising in 2012.

Our stock transfer agent, registrar and dividend reinvestment plan administrator is American Stock Transfer & Trust Company. You should direct information requests for American Stock Transfer & Trust Company to Operations Center, 6201 15th Avenue, Brooklyn, NY 11219. Their telephone number for shareholder or dividend reinvestment services is 1-800-937-5449.

We have established an “opt out” dividend reinvestment plan, or DRIP plan, for our common stockholders. As a result, if we declare a cash dividend, our plan agent automatically reinvests a stockholder’s cash dividend in additional shares of our common stock unless the stockholder, or his or her broker, specifically “opts out” of the dividend reinvestment plan and elects to receive cash dividends. It is customary practice for many brokers to opt out of dividend reinvestment plans on behalf of their clients unless specifically instructed otherwise. Our DRIP plan provides for the plan agent to purchase shares in the open market for credit to the accounts of plan participants unless the average of the closing sales prices for the shares for the five days immediately preceding the payment date exceeds 110% of the most recently reported net asset value per share.

Stock Repurchase Plan

In November 2011, our Board of Directors approved a stock repurchase plan, pursuant to which we may, from time to time, repurchase up to $10.0 million of our common stock in the open market at prices not to exceed the net asset value of our shares during our open trading periods. Any share repurchases are subject to timing restrictions and other applicable regulations. We have not repurchased any shares of our common stock under this plan.

Performance Graph

The following Performance Graph is not “soliciting material,” is not deemed filed with the SEC, and is not to be incorporated by reference into any of our filings under the Securities Act or the Securities Exchange Act of 1934, as amended, respectively.

The following line graph compares the cumulative total return on an investment in our common stock against the cumulative total return of the NASDAQ Financial 100 Index, the NASDAQ U.S. Stock Market Total Return Index and an index of peer companies (selected by us) for the five years ended December 31, 2011. The graph assumes that $100 was invested in our common stock and each index on December 31, 2006, and that dividends were reinvested. We selected the peer group in good faith and it consists of the following eight business development companies: Gladstone Capital Corporation, Hercules Technology Growth Capital, Inc., Kohlberg Capital Corporation, Main Street Capital Corporation, MCG Capital Corporation, PennantPark Investment Corporation, TICC Capital Corporation and Triangle Capital Corporation. The changes in our peer group of 13 business development companies in 2010 are the omission of Kayne Anderson Energy Development Company, as it is no longer a business development company and the omissions of American Capital, Ltd., Apollo Investment Corporation, Ares Capital Corporation and Prospect Capital Corporation, all of which are considerably larger than us, each with market capitalizations of over $1 billion. Our revised peer group includes business development companies with market capitalizations between $100 million and $600 million and initial public offering dates in 2008 or earlier. We are adding the NASDAQ Financial 100 Index to our graph as it is a published industry index that more closely corresponds with our line of business than the NASDAQ U.S. Stock Market Total Return Index. This historic stock price Performance Graph and the related textual information are not necessarily indicative of future performance.

Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980 – 2012.

Item 6. Selected Financial Data.

The following table contains our selected financial and operating data, as of and for the dates and periods indicated. We derived the selected financial data from our audited financial statements and you should read it in conjunction with our financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K.

We corrected our method of categorizing income tax provision (benefit) among the income categories on our consolidated statements of operations, which resulted in immaterial changes to previously reported amounts for net investment income, net realized capital gain (loss) on investments and net increase (decrease) in unrealized appreciation (depreciation) on investments for periods from January 1, 2008 through June 30, 2011. See Note 3 of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion of the impact on amounts reported for 2010 and 2009. Previously reported amounts for the year ended December 31, 2008, for net investment income, net realized capital gain on investments, net increase in unrealized depreciation on investments, net investment income per share and net realized and unrealized loss on investments were $18.3 million, $14.7 million, $(46.4) million, $0.84 and $(1.44), respectively.

	Year ended December 31,
	2011	2010	2009	2008	2007
	(In Thousands, Except Per Share Data and Other Data)
Income Statement Data
Total investment income	$27,903	$23,585	$24,520	$37,461	$37,499
Total operating expenses	12,034	12,091	14,601	18,814	18,237
Net investment income	15,809	11,440	9,728	18,647	19,206
Net realized capital gain (loss) on investments	(30,614)	(33,276)	(14,329)	16,215	6,581
Net increase (decrease) in unrealized appreciation (depreciation) on investments	(5,083)	32,310	(4,218)	(48,281)	2,237
Net increase (decrease) in net assets resulting from operations	$(19,888)	$10,474	$(8,819)	$(13,419)	$28,024
Per Share Data
Net investment income	$0.73	$0.53	$0.45	$0.86	$1.10
Net realized and unrealized gain (loss) on investments	(1.65)	(0.04)	(0.86)	(1.46)	0.52
Net increase (decrease) in net assets resulting from operations	(0.92)	0.49	(0.41)	(0.60)	1.62
Dividends declared	(0.72)	(0.69)	(0.64)	(1.61)	(1.44)
Net asset value per share	$9.26	$10.90	$11.10	$12.15	$14.14
Balance Sheet Data
Total investments	$145,057	$216,063	$200,105	$258,792	$457,110
Cash and cash equivalents	106,570	68,457	108,288	133,806	18,437
Total assets	256,581	291,589	316,931	398,994	478,277
Long-term debt	50,000	50,000	67,500	45,000	216,000
Total net assets	200,266	235,726	240,175	262,836	247,416
Other Data
Weighted average yield on targeted portfolio investments(1)	11.6%	10.4%	5.4%	9.0%	11.9%
Number of portfolio companies	19	20	16	19	15
Expense ratios (as a percentage of average net assets):
Interest expense and bank fees	0.7%	0.5%	1.1%	2.6%	3.0%
Other operating expenses	4.8%	4.6%	4.7%	4.8%	4.4%
Total operating expenses	5.5%	5.1%	5.8%	7.4%	7.4%

(1)	Calculated as of the end of the period.

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

We may use words such as “anticipates,” “believes,” “intends,” “plans,” “expects,” “projects,” “estimates,” “will,” “should,” “may” and similar expressions to identify forward-looking statements. These forward-looking statements are subject to various risks and uncertainties. Certain factors could cause actual results and conditions to differ materially from those projected and our historical experience. You should not place undue reliance on such forward-looking statements, which speak only as of the date they are made. We undertake no obligation to update our forward-looking statements made herein, unless required by law.

Revisions of Previously Issued Financial Statements

As discussed in Note 3 of Notes to Consolidated Financial Statements included elsewhere herein, during the third quarter of 2011, we corrected our method of categorizing income tax provision (benefit) among the income categories on our consolidated statement of operations (namely, net investment income, realized capital gains (losses) on investments and unrealized appreciation (depreciation) on investments) to appropriately reflect the income tax consequences among the income categories for each of the fiscal quarters (i) in the six-month period ended June 30, 2011 and (ii) in the years ended December 31, 2010, 2009 and 2008. The change in methods had no impact on any periods prior to 2008 and no impact on the total income tax provision (benefit) or on net increase (decrease) in net assets from operations or net asset value for any period. The financial statements included in this Annual Report on Form 10-K reflect these revisions.

Overview

We are a financial services company created to invest primarily in debt securities of small and mid-size private energy companies. In early 2012, we expanded our investment strategy to also include middle market companies not engaged in the energy industry. We have elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940 and, as such, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” which include securities of private U.S. companies, U.S. companies whose securities are listed on a national securities exchange but whose market capitalization is less than $250 million, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, for federal income tax purposes we operate so as to be treated as a regulated investment company, or RIC, under the Internal Revenue Code of 1986, as amended. Pursuant to these elections, we generally do not have to pay corporate-level taxes on any income and capital gains we distribute to our stockholders. We have several direct and indirect subsidiaries that are single member limited liability companies and wholly-owned limited partnerships established to hold certain portfolio investments or provide services to us in accordance with specific rules prescribed for a company operating as a RIC. We consolidate the financial results of our subsidiaries for financial reporting purposes, and do not consolidate the financial results of our portfolio companies.

Our investment objective is to generate both current income and capital appreciation primarily through debt investments with certain equity components. A key focus area for our targeted investments in the energy industry is domestic upstream businesses that produce, develop, acquire and explore for oil and natural gas. We also evaluate investment opportunities in such businesses as coal, power and energy services. Beginning in 2012, we are also seeking middle market investments within diversified industry sectors, including manufacturing, value-added distribution, business services, healthcare products and services, consumer services and select other sectors. Our investments generally range in size from $10 million to $40 million; however, we may invest more or less depending on market conditions and our Manager’s view of a particular investment opportunity. Our targeted investments primarily consist of debt instruments, including senior and subordinated loans combined in one facility, sometimes with an equity component, and subordinated loans, sometimes with equity components. We may also invest in preferred stock and other equity securities on a stand-alone basis.

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

Our level of investment activity can and does vary substantially from period to period depending on many factors. Some of these factors are the amount of debt and equity capital available to energy companies, the level of acquisition and divestiture activity for such companies, the level and volatility of energy commodity prices, the general economic environment and the competitive environment for the types of investments we make, and our own ability to raise capital to fund our investments, both through issuance of debt and equity securities. While we currently have capital available to invest, we do not have unlimited capital. We remain committed to our underwriting and investment disciplines in selectively investing in appropriate risk-reward opportunities within the energy and middle market sectors.

Portfolio and Investment Activity

In December 2011, we advanced an additional $15.0 million to ATP Oil & Gas Corporation, or ATP, of Houston, Texas, under our limited-term overriding royalty interest in certain offshore oil and gas producing properties operated by ATP in the Gulf of Mexico. In June 2011, we advanced $25.0 million to ATP under this arrangement. Our total investment in the ATP limited-term overriding royalty interest was $28.4 million as of December 31, 2011. As part of the additional advance, we increased the contractual rate of return on the total investment from 13.0% to 14.0%, effective January 1, 2012. In September 2011, ATP fully repaid the remaining outstanding balance on our second limited-term royalty interest agreement, including a $0.7 million “make-whole” payment to satisfy the guaranteed 16% return in the agreement.

Also in September 2011, DeanLake Operator, LLC, or DeanLake, sold its oil and gas assets, and we sold our royalty interest in DeanLake, to a third party for combined proceeds of $0.5 million. In addition, the wind-down of TierraMar Energy, LP, or TierraMar, was completed in September and TierraMar was dissolved. The DeanLake and TierraMar transactions resulted in net realized losses totaling $29.2 million in the third quarter of 2011, substantially offset by the reversal of previously recorded net unrealized losses totaling $28.8 million.

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

In August 2011, we purchased an additional $8.0 million face amount of GMX Resources, Inc., or GMX, 5% Senior Convertible Notes due February 1, 2013, for an aggregate cost of $6.9 million. Estimated yield-to-maturity on the GMX Notes purchased in 2011 is approximately 16.3%. Our total position in GMX Notes at December 31, 2011 was a face amount of $12.7 million with a fair value of $8.1 million.

Also in August 2011, Tammany Oil & Gas, LLC, or Tammany, repaid $6.0 million of its Senior Secured Term Loan, and repurchased its 5% after-payout overriding royalty interest and 50% of our warrant position for $2.0 million. We retained our 3% overriding royalty interest and warrants to purchase 5% of Tammany’s equity. As a result of this transaction, we realized a capital gain of approximately $2.0 million in the third quarter of 2011. This transaction followed an acquisition by Tammany that significantly improved its cash flow and total enterprise value.

On July 28, 2011, we sold all of our interests in Alden Resources, LLC, or Alden, and Gatliff Services, LLC, or Gatliff, for $73.2 million in cash, subject to working capital adjustment, and a contingent earn-out payment of up to $6.8 million. This transaction resulted in the recognition of $4.5 million of previously unrecognized PIK interest income on Tranche B of Alden’s Term Loan in the second quarter of 2011, and the recognition of previously unamortized original issue discount, or OID, of $1.1 million in the third quarter of 2011. The contingent earn-out payment, to be paid by Globe BG, LLC, is dependent upon Alden’s sales volume and operating efficiency levels during the three-year period ending July 2014, and is valued at $3.3 million at December 31, 2011. The combined investments in Alden and Gatliff, since inception, generated an all in, cash-on-cash return in excess of 16% per annum.

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

In April 2011, we entered into a $13.5 million Senior Secured Credit Facility with Spirit Resources, LLC, or Spirit, a private oil and gas company based in Fort Worth, Texas. Initial availability under the Spirit facility is $12.3 million, which we have fully funded as of December 31, 2011. The Spirit facility is secured with first liens on substantially all of Spirit’s assets, pays interest at an annual rate of 12.0%, and matures on April 27, 2015. Spirit is using proceeds from the facility to acquire and develop oil and gas properties in Texas and Oklahoma. As partial consideration for providing the Spirit facility, we received warrants to acquire a 33% equity interest in Spirit.

In April 2011, Greenleaf Investments, LLC, or Greenleaf, repaid its entire $8.1 million Senior Secured Term Loan. Concurrently, we sold our overriding royalty interest in Greenleaf for $1.0 million, resulting in a realized gain of $1.0 million, and the reversal of previously recorded unrealized gains of $0.4 million. Our combined investments in Greenleaf generated a total return of approximately 18% per annum.

In March 2011, we sold 41.2% of our investment in GMX 5% Senior Convertible Notes for $3.3 million, and we sold our entire position in Pioneer Natural Resources Co., or PXD, for $10.5 million, including accrued interest. These investments in the GMX and PXD debt instruments generated returns of approximately 65% and 4% per annum, respectively. Also in March 2011, TierraMar sold substantially all of its assets for cash consideration of $1.0 million.

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

From commencement of investment operations in November 2004 through December 31, 2011, we have invested $872.9 million in 39 portfolio companies, all energy-related, and received principal repayments, realizations and settlements of $697.9 million. The following table summarizes our investment activity for the years ended December 31, 2011, 2010 and 2009 (dollars in millions):

	2011	2010	2009
Investment portfolio, beginning of year	$242.6	$242.7	$296.0
New investments	51.4	59.4	—
Additional investments in existing clients	61.8	18.1	58.5
Transfer of corporate notes to investment portfolio	—	10.0	—
Principal repayments, realizations and settlements	(180.8)	(87.6)	(111.8)
Investment portfolio, end of year	$175.0	$242.6	$242.7
Number of portfolio companies at end of year	19	20	16

The table below shows our investment portfolio by type as of December 31, 2011 and 2010. We compute yields on investments using interest rates as of the balance sheet date and include amortization of loan discount points, original issue discount and market premium or discount, royalty interest income, net profits income and other similar investment income, weighted by their respective costs when averaged. We compute the yield on income from derivatives using estimated derivative income, net of expired options costs.

	December 31, 2011			December 31, 2010
	Weighted Average Yields	Percentage of Portfolio		Weighted Average Yields	Percentage of Portfolio
		Cost	Fair Value		Cost	Fair Value
Senior secured debt	11.0%	62.8%	58.6%	11.5%	64.9%	71.6%
Senior unsecured debt	12.7%	6.4%	7.8%	0.0%	0.0%	0.0%
Senior convertible notes	15.6%	6.5%	5.6%	16.1%	2.7%	3.1%
Senior corporate notes	0.0%	0.0%	0.0%	5.8%	4.8%	4.9%
Limited term royalties	12.3%	16.5%	19.6%	16.0%	2.8%	3.0%
Net profits interests	11.1%	1.9%	2.4%	13.5%	4.0%	4.6%
Contingent earn-out	0.0%	0.0%	2.2%	0.0%	0.0%	0.0%
Commodity derivative instruments	0.0%	0.2%	0.3%	0.0%	0.0%	0.0%
Royalty interests	821.2%	0.1%	0.8%	109.6%	1.1%	5.5%
Equity securities
Membership and partnership units	0.0%	1.0%	0.6%	0.0%	16.5%	6.0%
Participating preferred stock	0.0%	2.5%	0.3%	0.0%	1.8%	0.3%
Common stock	0.0%	1.9%	0.8%	0.0%	1.4%	1.0%
Warrants	0.0%	0.2%	1.0%	0.0%	0.0%	0.0%
Total equity securities	0.0%	5.6%	2.7%	0.0%	19.7%	7.3%
Total investments	11.6%	100.0%	100.0%	10.4%	100.0%	100.0%

As of December 31, 2011 and 2010, the total fair value of our investment portfolio was $145.1 million and $216.1 million, respectively. Of those fair value totals, approximately $135.3 million, or 93%, and $196.8 million, or 91%, are measured using significant unobservable (i.e., Level 3) inputs.

Results of Operations

The following sections analyze our results of operations for the year ended December 31, 2011 compared to 2010 and for the year ended December 31, 2010 compared to 2009.

Investment Income

During 2011, our total investment income was $27.9 million, increasing $4.3 million, or 18%, compared to 2010. The increase in 2011 is largely attributable to the recognition of $4.5 million of previously unrecognized PIK interest on Tranche B of Alden’s Term Loan.

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

Our portfolio balance, on a cost basis, decreased from $253.7 million at December 31, 2009 to $238.5 million at December 31, 2010 and to $172.6 million at December 31, 2011, primarily as a result of the July 2011 sale of our Alden and Gatliff investments and other net redemptions and settlements in excess of new investments.

On a cost basis, the balance of non-accruing and non-income producing investments decreased from $102.4 million at December 31, 2009 to $66.5 million at December 31, 2010 and $30.5 million at December 31, 2011. On a fair value basis, the balance of non-accruing and non-income producing investments decreased from $50.1million at December 31, 2009 to $35.5 million at December 31, 2010 and $7.6 million at December 31, 2011. The table below summarizes our non-accruing and non-income producing investments:

	December 31,
	2011		2010		2009
(Dollars in thousands)	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
Non-accruing investments
BioEnergy Holdings, LLC (non-accrual at March 1, 2011)	$15,511	$—	$—	$—	$—	$—
Bionol Clearfield, LLC (non-accrual at March 1, 2011)	4,950	—	—	—	—	—
Chroma Exploration & Production, Inc.	4,312	500	4,312	750	4,312	500
Alden Resources, LLC Tranche B (sold July 28, 2011)	—	—	19,520	19,520	19,520	19,520
Formidable, LLC (sold October 4, 2010)	—	—	—	—	38,780	5,600
Total non-accruing investments	24,773	500	23,832	20,270	62,612	25,620
Non-income producing investments
BioEnergy Holdings, LLC units	1,297	—	1,297	1,297	1,297	1,297
Black Pool Energy Partners, LLC warrants	10	—	10	10	10	10
BP Corporation NA, Inc. put options	417	417	—	—	—	—
BSR Holdings, LLC units (all assets sold October 22, 2010)	—	—	—	—	300	300
Castex Energy Development Fund, LLC units	0	0	—	—	—	—
Globe BG, LLC (contingent Alden Resources royalty earn-out)	—	3,270	—	—	—	—
Myriant Technologies, LLC warrants and units	468	770	468	468	468	468
Resaca Exploitation, Inc. common stock and warrants	3,485	1,463	3,235	2,153	3,235	4,087
Spirit Resources, LLC warrants	25	25	—	—	—	—
Tammany Oil & Gas, LLC warrants and after pay-out overriding royalty	5	1,000	20	20	—	—
DeanLake Operator, LLC preferred units (sold September 20, 2011)	—	150	14,050	3,500	10,400	6,500
Alden Resources, LLC Class E Units (sold July 28, 2011)	—	—	5,800	5,800	5,800	5,800
Gatliff Services, LLC units (sold July 28, 2011)	—	—	1,100	1,100	—	—
TierraMar Energy, LP preferred units (sold March 16, 2011)	—	—	16,711	900	17,711	6,000
Formidable, LLC warrants (sold October 4, 2010)	—	—	—	—	500	—
Formidable, LLC units (sold October 4, 2010)	—	—	—	—	10	—
BioEnergy Holdings, LLC warrants (expired August 15, 2010)	—	—	—	—	35	35
Total non-income producing investments	5,707	7,095	42,691	15,248	39,766	24,497
Total non-accruing and non-income producing investments	$30,480	$7,595	$66,523	$35,518	$102,378	$50,117

Although LIBOR rates remained low in 2011, as in 2010, they had minimal effect on our targeted investment income because of LIBOR floors established for new clients and certain other existing clients beginning in 2008. Additionally, the continued downward pressure on U.S. Treasury Bill interest rates during 2011 and 2010 reduced interest from cash and cash equivalents.

At December 31, 2011, the weighted average yield on portfolio investments, exclusive of capital gains, was 11.6%, compared to 10.4% at December 31, 2010 and 5.4% at December 31, 2009. This improvement in yield is primarily attributable to the reduction in non-accruing investments, as reflected in the table above, and a generally more favorable mix of investments in our portfolio. We compute yields on investments using interest rates and effective yields as of the balance sheet date and include amortization of loan discount points, or OID, and market premium or discount, royalty interest income, net profits income and other similar investment income, weighted by their respective costs when averaged. These yields do not include income from any investments on non-accrual status, but do include the cost basis of such investments in the denominator. Such weighted average yields are not necessarily indicative of expected total returns on a portfolio.

Operating Expenses

The table below summarizes the components of our operating expenses (in millions):

	For the years ended			Changes
	12/31/2011	12/31/2010	12/31/2009	2011 vs. 2010	2010 vs. 2009
Interest expense and bank fees	$1.5	$1.3	$2.9	$0.2	$(1.6)
Management and incentive fees	5.4	5.5	6.4	(0.1)	(0.9)
Professional fees, insurance expenses and other G&A	5.1	5.3	5.3	(0.2)	—
Total operating expenses	$12.0	$12.1	$14.6	$(0.1)	$(2.5)

For the year ended December 31, 2011, operating expenses were $12.0 million, decreasing $0.1 million, or less than 1%, compared to the year ended December 31, 2010. Operating expenses for 2010 of $12.1 million decreased $2.5 million, or 17%, compared to 2009. Management and incentive fees were $0.1 million lower in 2011 at $5.4 million, compared to $5.5 million in 2010, primarily as a result of investment income incentive fees totaling $0.3 million earned in the second and third quarters of 2011, offset by lower base management fees due to lower average total asset balances. Management and incentive fees decreased $0.9 million in 2010 compared to 2009 primarily as a result of lower average total asset balances. Professional fees, insurance expense and other general and administrative expenses decreased slightly to $5.1 million for 2011, compared to $5.3 million in 2010 and 2009. Interest expense and fees on our credit facilities increased slightly to $1.5 million for 2011 compared to $1.3 million for 2010, due to increased average borrowing levels. Interest expense and bank fees decreased from $2.9 million in 2009 to $1.3 million in 2010, primarily as a result of lower average borrowing levels.

Operating expenses include our allocable portion of the total organizational and operating expenses incurred by us, our Manager and our Administrator, as determined by our Board of Directors and representatives of our Manager and our Administrator. According to the terms of the Investment Advisory Agreement, we calculate the base management fee quarterly as 0.45% of the average of our total assets as of the end of the two previous quarters. Other general and administrative expenses include our allocated share of employee, facilities, stockholder services and marketing costs incurred by our Administrator.

Net Investment Income

For the year ended December 31, 2011 net investment income was $15.8 million compared to $11.4 million for 2010. The 38%, or $4.4 million, increase was primarily attributable to the $4.3 million increase in investment income which, in turn, was largely due to the recognition of $4.5 million of previously unrecognized PIK interest on Tranche B of Alden’s Term Loan.

For the year ended December 31, 2010 net investment income was $11.4 million compared to $9.7 million for 2009. The 18%, or $1.7 million, increase was primarily due to decreased interest expense, as a result of lower average debt outstanding.

Net Realized Losses

For the year ended December 31, 2011, net realized capital losses were $30.6 million, resulting primarily from realized losses on the sale of our investments in Alden and Gatliff, $3.9 million; DeanLake, $13.9 million; TierraMar, $15.2 million; and PXD, $1.1 million; partially offset by realized gains from the sales of the overriding royalty interest associated with Greenleaf, $1.0 million; gain on the sale of a portion of our investment in GMX Resources, Inc., $0.5 million; and the after pay-out overriding royalty interest and 50% of our warrants of Tammany of $2.0 million.

For the year ended December 31, 2010, we realized net capital losses of $33.3 million on the sale of our investment in Formidable.

For the year ended December 31, 2009, we realized net capital losses of $14.3 million, consisting of a $14.8 million loss from the write-off of our investment in Nighthawk and a $0.5 million loss resulting from expenses related to our investment in Rubicon Energy Partners, LLC, or Rubicon. Partially offsetting these losses were gains of $0.4 million on the exercise of our BSR Loco Bayou, LLC warrants, $0.3 million on the sale of our Venoco, Inc., bonds and $0.3 million on the sale of our overriding royalty interests associated with our investment in Crossroads Energy, LP.

Unrealized Appreciation or Depreciation on Investments

The table below summarizes the components of our unrealized appreciation or depreciation on investments for the years ended December 31, 2011, 2010 and 2009 (in millions):

	Year ended December 31,			Changes
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Targeted portfolio investments	$(5.1)	$31.2	$1.8	$(36.3)	$29.4
Investments in commodity derivative instruments	—	—	(7.4)	—	7.4
Income tax benefit (provision), net	—	1.1	1.4	(1.1)	(0.3)
Total unrealized appreciation/(depreciation)	$(5.1)	$32.3	$(4.2)	$(37.4)	$36.5

For the year ended December 31, 2011, net unrealized depreciation was $5.1 million, primarily due to decreases in the estimated fair value of our investments in BioEnergy and Bionol of $21.5 million, Black Pool of $3.7 million, GMXR of $3.4 million and the reversal, due to realizations, of prior period unrealized net appreciation associated with our investments in Alden of $4.4 million, partially offset by the reversal of prior period unrealized depreciation associated with our investments in DeanLake of $10.7 million and TierraMar of $15.7 million which were exited in 2011. Net increases in the estimated fair value of our remaining investments totaled $1.5 million in 2011.

For the year ended December 31, 2010, net unrealized appreciation before income taxes was $31.2 million, consisting primarily of the reversal of previously recorded unrealized depreciation on our investment in Formidable of $33.7 million, which was sold in 2010. Net decreases in the estimated fair value of our remaining investments totaled $2.5 million in 2010.

For the year ended December 31, 2009, net unrealized depreciation before income taxes was $5.6 million, primarily as a result of the reversal of previously recorded unrealized appreciation on our commodity derivative instruments of $7.4 million, due to realizations. Net increases in the estimated fair value of our remaining investments totaled $1.8 million in 2009.

Net Increase or Decrease in Net Assets Resulting from Operations

For the year ended December 31, 2011, we recorded a net decrease in net assets resulting from operations of $19.9 million, or $0.92 per share, compared to a net increase in net assets of $10.5 million, or $0.49 per share for the year ended December 31, 2010. The $30.4 million, or $1.41 per share, net change between the two periods was primarily attributable to the $34.7 million increase in net realized and unrealized losses on our investments in 2011, partially offset by a $4.4 million increase in net investment income in 2011.

For the year ended December 31, 2010, we recorded net increases in net assets resulting from operations of $10.5 million, or $0.49 per share, compared to a net decrease in net assets of $8.8 million, or $0.41 per share, for the year ended December 31, 2009.

Financial Condition, Liquidity and Capital Resources

During the year ended December 31, 2011, we generated cash from operations of $8.7 million, excluding net purchases of investments, compared to $14.2 million in 2010 and $16.5 million in 2009. The lower amounts of cash generated from operations are primarily attributable to a smaller investment portfolio which has resulted from net redemptions in excess of new investments, net realized losses on portfolio securities and net reduction in the fair value of certain investments. In 2011, we received cash repayments and realizations totaling $151.5 million; and we reinvested $106.6 million in new investments. At December 31, 2011, we had cash and cash equivalents totaling $106.6 million. The amount outstanding under our Investment Facility at December 31, 2011 was $50.0 million and an additional $19.1 million was available for borrowing. We repaid the $50.0 million balance outstanding on our Investment Facility in January 2012. In September 2011, we redeemed our $30.6 million in U.S. Treasury Bills and used the proceeds to repay the outstanding borrowings under our Treasury Facility. As of December 31, 2011, we had no outstanding indebtedness under the Treasury Facility and the entire $30.0 million was available for borrowing.

Our net cash provided by operating activities for the year ended December 31, 2011 was $53.7 million, compared to $7.6 million of net cash used in operating activities in 2010 and $46.0 million of net cash provided by operations in 2009. This increase in 2011 was primarily due to higher redemptions of investments in portfolio securities. Purchases of portfolio securities were $106.6 million during 2011, a significant increase compared to the $64.2 million in purchases during 2010 and $49.8 million in 2009. Purchases in 2011 included Resaca, $10.0 million; ATP, $40.0 million; Spirit, $12.0 million; Castex, $27.0 million and other purchases totaling $17.6 million. Purchases in 2010 included Gatliff membership units, $12.8 million; Gatliff senior note, $11.7 million; Pallas Contour Mining, LLC, $15.1 million; Crestwood Holdings, LLC, $8.8 million and other purchases totaling $15.8 million. Purchases in 2009 included Black Pool, $17.5 million; ATP, $15.0 million; Alden, $9.0 million and others totaling $8.3 million. The increase in new investment activity is primarily a result of generally more favorable conditions and outlook in the U.S. oil and gas industry, providing more opportunities for us to invest on reasonable terms given the level of risk assumed. Proceeds from the redemption of investments increased $109.1 million in 2011 to $151.5 million, compared to $42.4 million in 2010 and $79.3 million in 2009. Redemptions in 2011 included Resaca, $10.0 million; PXD, $10.4 million; Greenleaf, $9.6 million; ATP, $18.1 million; Tammany, $15.5 million; Alden, $55.6 million; Gatliff, $15.6 million and other redemptions totaling $16.7 million. Redemptions in 2010 included Alden, $9.5 million; Gatliff membership units, $11.7 million; ATP, $8.4 million and others totaling $12.8 million. Redemptions in 2009 included APC, $26.7 million; Resaca, $23.1 million; Venoco, $12.3 million and others totaling $17.2 million.

During the year ended December 31, 2011, we paid cash dividends totaling $15.6 million, or $0.72 per share, to our common stockholders compared to $14.7 million, or $0.68 per share, during 2010 and a total distribution of $19.0 million, or $0.88 per share in 2009, which included the return of capital of $7.0 million, or $0.33 per share. We currently intend to continue to distribute, in the form of quarterly dividends, a minimum of 90% of our annual investment company taxable income to our stockholders.

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

As of December 31, 2011, we had investments in or commitments to fund loan facilities to nineteen portfolio companies totaling $180.4 million, of which $175.0 million was drawn. We expect to fund our investments and our operations in 2012 from available cash, repayments or realizations of existing investments and from borrowings under our credit facilities. In the future, we may also fund a portion of our investments with issuances of equity or senior debt securities. We expect our primary use of funds to be investments in portfolio companies, cash distributions to holders of our common stock and payment of fees and other operating expenses.

Commodity Derivative Instruments

We use commodity derivative instruments from time to time to manage our exposure to commodity price fluctuations. We do not designate these instruments as hedging instruments for financial accounting purposes, and, as a result, we recognize the change in the instruments’ fair value currently on the Consolidated Statement of Operations as net increase (decrease) in unrealized appreciation (depreciation) on investments.

In June 2008, we acquired a limited term volume-denominated royalty interest from ATP, and the royalty payments associated with this investment were subject to fluctuations in natural gas and oil prices. To manage this risk, we purchased oil and natural gas put options on approximately 93% of our royalty interest. All of these commodity derivative instruments were expired as of January 31, 2010, and we received payment for the final volumes associated with the limited term royalty interest in September 2010.

In 2011, we acquired an additional limited term royalty interest from ATP and in December 2011 we purchased a series of oil put options to provide insurance against downside price movements. See Note 12 of Notes to Consolidated Financial Statements included elsewhere herein for further description of our put options.

Credit Facilities and Borrowings

On December 6, 2011, we entered into a $72.0 million Amended and Restated Revolving Credit Agreement, or the Investment Facility, which replaced our previous credit facility. The total amount outstanding under the Investment Facility and our previous facility was $50.0 million as of December 31, 2011 and 2010, respectively. Substantially all of our assets except our investments in U.S. Treasury Bills are collateral for the obligations under the Investment Facility. The Investment Facility matures on August 31, 2014, and bears interest, at our option, at either (i) LIBOR plus 325 to 475 basis points, or (ii) the base rate plus 225 to 375 basis points, both based on our amounts outstanding. As of December 31, 2011, the interest rate on our outstanding balance of $50.0 million was 5.5% (base rate plus 225 basis points). We repaid the entire $50.0 million balance in January 2012. As of December 31, 2011, we had a letter of credit outstanding of $2.9 million, and the amount available to us for borrowing under the Investment Facility was $19.1 million.

On March 31, 2011, we entered into a $30.0 million Treasury Secured Revolving Credit Agreement, or the Treasury Facility. Our investments in U.S. Treasury Bills secure our borrowings under the Treasury Facility. Proceeds from the Treasury Facility facilitate the growth of our investment portfolio and provide flexibility in the sizing of our portfolio investments. The Treasury Facility has a 364-day term and bears interest, at our option, at either (i) LIBOR plus 50 basis points or (ii) the base rate. We have the right at any time to prepay the loans, in whole or in part, without premium or penalty. As of December 31, 2011, we had no outstanding indebtedness under the Treasury Facility and the entire $30.0 million was available. We intend to renew this facility in 2012 prior to its expiration date.

The Investment and Treasury Facilities contain affirmative and reporting covenants and certain financial ratio and restrictive covenants that apply to our subsidiaries and us. We complied with these covenants throughout 2011 and had no events of default under either facility. The most restrictive covenants are:

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

Dividends

We have elected to operate our business so as to be taxable as a RIC for federal income tax purposes. As a RIC, we generally may not pay corporate-level federal income taxes on any ordinary income or capital gains that we distribute to our stockholders as dividends. To maintain our RIC status, we must meet specific source-of-income and asset diversification requirements and distribute annually an amount equal to at least 90% of our “investment company taxable income” (which generally consists of ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, reduced by deductible expenses) and net tax-exempt interest. In order to avoid certain excise taxes imposed on RICs, we must distribute during each calendar year an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our capital gain net income (i.e., realized capital gains in excess of realized capital losses) for the one-year period ending on October 31 of that calendar year, and (3) 100% of any ordinary income or capital gain net income not distributed in prior years. We currently intend to make sufficient distributions to satisfy the annual distribution requirement and to avoid the excise taxes.

Although we currently intend to distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, we may in the future decide to retain such capital gains for investment and designate such retained amount as a deemed distribution.

We have established an “opt out” dividend reinvestment plan, or DRIP, that provides for reinvestment of our dividends and distributions on behalf of our stockholders, unless a stockholder elects to receive cash as provided below. As a result, if our Board of Directors authorizes, and we declare, a cash dividend, then our plan agent automatically reinvests a stockholder’s cash dividend in additional shares of our common stock unless the stockholder, or his or her broker, specifically “opts out” of the dividend reinvestment plan and elects to receive cash dividends.

No action is required on the part of a registered stockholder to have the stockholder’s dividend reinvested in shares of our common stock. The plan administrator will set up an account for shares acquired through the DRIP for each stockholder who has not elected to receive dividends in cash, a participant, and hold such shares in non-certificated form. A registered stockholder may terminate participation in the DRIP at any time and elect to receive dividends in cash by notifying the plan administrator in writing so that such notice is received by the plan administrator no later than 10 days prior to the record date for dividends to stockholders. Participants may terminate participation in the plan by notifying the plan administrator via its website at www.amstock.com, by filling out the transaction request form located at the bottom of their statement and sending it to the plan administrator at American Stock Transfer & Trust Company, Operations Center, 6201 15th Avenue, Brooklyn, NY 11219 or by calling the plan administrator at 1-800-937-5449. Within 20 days following receipt of a termination notice by the plan administrator and according to a participant’s instructions, the plan administrator will either: (a) maintain all shares held by such participant in a plan account designated to receive all future dividends and distributions in cash; (b) issue certificates for the whole shares credited to such participant’s plan account and issue a check representing the value of any fractional shares to such participant; or (c) sell the shares held in the plan account and remit the proceeds of the sale, less any brokerage commissions that may be incurred and a $15.00 transaction fee, to such participant at his or her address of record at the time of such liquidation. A stockholder who has elected to receive dividends in cash may re-enroll in the DRIP at any time by providing notice to the plan administrator.

Those stockholders whose shares are held by a broker or other financial intermediary may receive dividends in cash by notifying their broker or other financial intermediary of their election.

We intend, when permitted by the DRIP, to primarily use newly issued shares for reinvested dividends under the DRIP. However, we reserve the right to purchase shares in the open market in connection with the DRIP. The number of newly issued shares to be issued to a stockholder is determined by dividing the total dollar amount of the dividend payable to such stockholder by the average market price per share of our common stock at the close of regular trading on the exchange or market on which our shares of common stock are listed for the five trading days preceding the valuation date for such dividend. We can not calculate the number of shares of our common stock to be outstanding after giving effect to payment of the dividend until the value per share at which additional shares will be issued has been determined and elections of our stockholders have been tabulated.

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

There are no brokerage charges or other charges to stockholders who participate in the DRIP. We pay the plan administrator’s fees.

We may terminate the DRIP upon notice in writing mailed to each participant at least 30 days prior to any record date for the payment of any dividend by us. When a participant withdraws from the DRIP or when the DRIP is terminated, the participant will receive a cash payment for any fractional shares of our common stock based on the market price on the date of withdrawal or termination. Participants and interested stockholders should direct all correspondence concerning the DRIP to the plan administrator by mail at American Stock Transfer & Trust Company, Operations Center, 6201 15th Avenue, Brooklyn, NY 11219.

The automatic reinvestment of dividends and distributions will not relieve a participant of any income tax liability associated with such dividend or distribution. A U.S. stockholder participating in the DRIP will be treated for U.S. federal income tax purposes as having received a dividend or distribution in an equal amount to the cash that the participant could have received instead of shares. The tax basis of such shares will equal the amount of such cash. A participant will not realize any taxable income upon receipt of a certificate for whole shares credited to the participant’s account whether upon the participant’s request for a specified number of shares or upon termination of enrollment in the DRIP. Each participant will receive each year a Form 1099 with respect to the U.S. federal income tax status of all dividends and distributions during the previous year.

A copy of our dividend reinvestment plan is available on our corporate website, www.ngpcrc.com, in the investor relations section.

As of December 31, 2011, holders of 2,230,548 shares, or approximately 10.3% of outstanding shares, were participants in the DRIP. During 2011, we declared dividends totaling $0.72 per share on our common stock for our stockholders.

Portfolio Credit Quality

Virtually all of our portfolio investments at December 31, 2011, are in negotiated, and often illiquid, securities of energy-related businesses. We maintain a system to evaluate the credit quality of these investments. While incorporating quantitative analysis, this system is a qualitative assessment. This system is intended to reflect the overall, long-term performance of a portfolio company’s business, the collateral coverage of an investment, and other relevant factors. Our rating scale ranges from 1 to 7, with 1 being the highest credit quality. As of December 31, 2011, our average portfolio rating on a dollar-weighted fair market value basis was 4.1, compared to 4.2 as of December 31, 2010. Of the 18 rated investments in 15 portfolio companies as of December 31, 2011, compared to December 31, 2010, 2 improved in rating, 6 declined in rating, 5 retained the same rating and 5 investments were added during 2011. As of December 31, 2011, on a fair value basis, approximately 60% of our portfolio investments were in the form of senior secured debt securities. As of December 31, 2011, we had 3 investments on non-accrual status with an aggregate cost and fair value of $24.8 million and $0.5 million, respectively. Our portfolio investments at fair value were approximately 84% of the related cost basis as of December 31, 2011.

For the year ended December 31, 2011, the increase in net unrealized depreciation was $5.1 million, primarily due to decreases in the estimated fair value of our investments in BioEnergy and Bionol of $21.5 million, Black Pool of $3.7 million, GMXR of $3.4 million and the reversal, due to realizations, of prior period unrealized net appreciation associated with our investments in Alden of $4.4 million, partially offset by the reversal of prior period unrealized depreciation associated with our investments in DeanLake of $10.7 million and TierraMar of $15.7 million which were exited in 2011. Net increases in the estimated fair market value of our remaining investments totaled $1.5 million.

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

We account for all of the investments in our portfolio at fair value, following the provisions of the Financial Accounting Standards Board, or FASB, Accounting Standards Codification “Fair Value Measurements and Disclosures,” or ASC 820. ASC 820 defines fair value, establishes a framework for measuring fair values, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and establishes disclosure requirements for fair value measurements.

ASC 820 defines fair value as the price that a seller would receive for an asset or pay to transfer a liability in an orderly transaction between independent, knowledgeable and willing market participants at the measurement date. The fair value definition focuses on exit price in the principal, or most advantageous, market and prioritizes the use of observable market inputs over unobservable entity-specific inputs. On a quarterly basis, the investment team of our Manager prepares fair value estimates for all of the investments in our portfolio utilizing the income approach and market approach in accordance with ASC 820 and presents them to our valuation committee. The valuation committee recommends its fair value estimates to our Board of Directors, which in good faith determines the final estimates of fair value for each investment. Determination of estimated fair values involves subjective judgments and estimates not susceptible of substantiation by auditing procedures. Additionally, under current auditing standards, the notes to our financial statements refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our financial statements. For more information regarding our portfolio valuation policies and procedures, see “Valuation Process” in Part I, Item 1. Business, above.

We record investments in securities for which market quotations are readily available at such market quotations in our financial statements as of the valuation date. For investments in securities for which market quotations are unavailable, or which have various degrees of trading restrictions, the investment team of our Manager prepares valuation analyses and fair value estimates, as generally described below.

Using the most recently available financial statements, forecasts and, when applicable, comparable transaction data, the investment team of our Manager prepares valuation analyses and fair value estimates for the various securities in our investment portfolio. These valuation analyses rely on estimates of the asset values and enterprise values of portfolio companies issuing securities.

The methodologies for determining asset valuations include estimates based on: the liquidation or sale value of a portfolio company’s assets, the discounted value of expected future net cash flows from the assets and third party valuations of a portfolio company’s assets, such as asset appraisal reports, futures prices and engineering reserve reports of oil and natural gas properties. The investment team of our Manager considers some or all of the above valuation methods to determine the estimated asset value of a portfolio company.

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

Debt Securities:  We record our investments in non-convertible debt securities at fair value. We utilize both the market approach and the income approach, as appropriate, in determining the fair value of our investments in debt securities, incorporating a variety of factors. In estimating the fair value of our debt securities, we first assess the overall financial health of the portfolio company through an evaluation of a number of factors, including, as relevant, historical and projected financial results, the portfolio company’s enterprise value, and the nature and realizable value of any collateral. Each of these factors may consider the markets in which the portfolio company operates; comparison to a peer group of publicly traded securities; the size and scope of the portfolio company and its specific strengths and weaknesses; recent purchases or sales of securities by the portfolio company; recent offers to purchase the portfolio company; the estimated value of comparable securities; and other relevant factors. Based upon this assessment, we consider the probability of collecting contractual cash flows and the appropriate yield to discount those cash flows. The collection of contractual cash flows may come from one or a combination of cash flows generated from continuing operations of the portfolio company, liquidation of collateral or sale of the portfolio company. The appropriateness of the yield on our investments is directly relative to our judgment of the associated risks, using observable yield or price data for similar or comparable debt investments when available. We invest primarily in illiquid debt investments in small private energy companies, many of which are in the early stages of development, or are start-up companies in need of growth development capital. There is limited activity, transparency and variable data in the markets in which we invest. We have observed that there is limited correlation in yield and price data in our principle market when compared to overall market trends based upon debt investments we have made throughout our history. In circumstances where there is limited observable price or yield data of similar or comparable securities, we base our considerations on our assessments of the credit trends and underlying performance of our portfolio companies and of the markets in which we invest, relying on the collective judgment of the investment team of our Manager, our Valuation Committee members and our Board of Directors, which is based on their extensive experience and expertise investing in public and non-public securities in energy markets. We record investments in publicly traded debt securities at market value as of the valuation date to the extent that such market quotations are readily available. We also compare each of our calculated amounts to the estimated current market values of comparable securities.

Equity Securities:  We record our investments in preferred and common equity securities (including warrants or options to acquire equity securities) at fair value based on our pro rata share of the residual equity value available after deducting all outstanding debt from the estimated enterprise value. We may also utilize an option pricing method, or OPM, in addition to our other valuation methods, to value the various preferred stock, common stock, and warrants we have in companies with complex capital structures. The OPM treats preferred stock, common stock and warrants as call options on the enterprise value, with exercise prices based on liquidation preference of the preferred stock. The OPM commonly uses the Black-Scholes model to price the call option, and considers the various terms of the stockholder agreements upon liquidation of the enterprise. In addition, the OPM implicitly considers the effect of the liquidation preference as of a future liquidation date, not as of the valuation date.

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

Commodity Derivative Instruments:  We record all derivative instruments at fair value. Quoted market prices are the best evidence of estimated fair value. We estimate the fair value of crude oil and natural gas options using a combined income and market-based valuation methodology based upon forward commodity price and volatility curves. Independent pricing services provide the curves, which reflect broker market quotes.

Our Board of Directors has the final responsibility for reviewing and approving, in good faith, the fair value estimates for our investments. Due to the uncertainty inherent in the valuation process, our estimates of fair value for our investments may differ materially from the values that would have been used had a ready market for the securities existed. Additionally, changes in the market environment, portfolio company performance and other events that may occur over the lives of the investments may cause the gains or losses ultimately realized on our investments to be materially different from the valuations currently assigned. We determine the fair value of each individual investment on a quarterly basis and record changes in fair value as unrealized appreciation or depreciation.

Securities Transactions, Interest and Dividend Income Recognition

We account for all securities transactions on a trade-date basis and we accrete premiums and discounts into interest income using the effective interest method. In conjunction with the acquisition of debt securities, we may receive detachable warrants, other equity securities or property interests such as overriding royalty interests. We record these interests separately from the debt securities at their initial estimated fair value, with a corresponding amount recorded as a discount to the associated debt security. We recognize income from overriding royalty interests as received and we amortize the recorded assets using the units of production method. We defer the portion of the loan origination fees paid that represent additional yield or discount on a loan and accrete the balance into interest income over the life of the loan using the effective interest method. Upon the prepayment of a loan or debt security, we record any unamortized loan origination fees as interest income and we record any unamortized premium or discount as a realized gain or loss on the investment. We accrete market premiums or discounts on acquired loans or fixed income investments into interest income using the effective interest method. We recognize dividend income on the ex-dividend date. We accrue interest income if we expect that we will ultimately be able to collect it. When collectability of interest or dividends is doubtful, we place the investment on non-accrual status and evaluate any existing interest or dividend receivable balances to determine if a write off is necessary. We assess the collectability of the interest and dividends on many factors, including the portfolio company’s ability to service its loan based on current and projected cash flows as well as the current valuation of the portfolio company’s assets.

Payment-in-Kind Interest and Dividends

We may have investments in our portfolio that contain payment-in-kind, or PIK, provisions. We compute PIK interest income or PIK dividend income at the contractual rate specified in each investment agreement and add that amount to the principal balance of the investment. For investments with PIK interest income or PIK dividends, we calculate our income accruals on the principal balance plus any PIK amounts. If the portfolio company’s asset valuation is not sufficient to cover the contractual interest, we do not accrue interest income or dividend income on the investment. To maintain our RIC status, we must pay out this non-cash source of income to stockholders in the form of dividends, even though we have not yet collected the cash. In 2011, we recorded PIK interest income of $7.2 million including the reversal of $2.7 million of prior year reserve, $4.5 million net of a $3.4 million reserve in 2010, and $4.3 million net of a $0.8 million reserve in 2009. We did not record any PIK dividend income in 2011, 2010 or 2009.

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

We calculate unrealized appreciation or depreciation on a security as the amount by which the fair value of such security exceeds or is less than the amortized cost of such security, as applicable. Our Board of Directors determines, in good faith, all period-end estimated fair valuations in accordance with GAAP and the 1940 Act. Net unrealized appreciation or depreciation for the period reflects the change in estimated portfolio investment values during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when we realize the settled capital gains or losses.

We do not account for our commodity derivative instruments, if any, as hedging instruments for financial accounting purposes. Net unrealized appreciation or depreciation reflects the change in derivative values during the reporting period including the reversal of previously recorded unrealized appreciation or depreciation when we realize the settled gains or losses.

Contractual Obligations and Off-Balance Sheet Arrangements

The following table summarizes our contractual payment obligations at December 31, 2011(in thousands):

	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Long-term debt obligations – revolving credit facilities(1)	$50,000	$—	$50,000	$—	$—
Total	$50,000	$—	$50,000	$—	$—

(1)	Excludes accrued interest amounts. We repaid the $50.0 million balance in January 2012.

We have certain unused commitments to extend credit to our portfolio companies. Generally, these commitments have fixed expiration dates, and we do not expect to fund the entire amounts before they expire. Therefore, these commitment amounts do not necessarily represent future cash requirements. In February 2010, we arranged for a letter of credit issued under the Investment Facility with respect to our investment in one of our portfolio companies. As of December 31, 2011, the letter of credit balance was $2.9 million. We do not report the unused portions of these commitments on our Consolidated Balance Sheets. The following table shows our unused credit commitments and letter of credit as of December 31, 2011 and 2010 (in thousands):

	As of December 31,
	2011	2010
Unused credit commitments	$5,379	$8,682
Letter of credit	2,852	2,676

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Our business activities contain elements of risk. We consider the principal market risks to be: credit risk, risks related to the energy industry, illiquidity of individual investments in our investment portfolio, leverage risk, risks related to fluctuations in interest rates and commodity price risk.

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

Historically, we have concentrated our investments in the securities of companies that operate in the energy industry. This industry is replete with risks that may affect individual companies or may systemically affect virtually our entire investment portfolio. The revenues, income (or losses), cash flow available for debt service or distribution, and valuations of energy companies can be significantly impacted by any one or more of the following factors: commodity pricing risk, operational risk, weather risk, depletion and exploration risk, production risk, demand risk, competition risk, valuation risk, financing risk, and regulatory risk. Elaboration of these risks is provided in “Risk Factors.” Through our credit risk management process, we endeavor to mitigate and manage these risks as they relate to individual portfolio companies and, by extension, to our entire portfolio of investments. However, we cannot be assured that our Manager’s efforts to mitigate and manage credit risk and the risks associated with the energy industry will successfully insulate us from any and all losses, either at the level of individual portfolio companies or, more broadly, for our entire investment portfolio.

We primarily invest in illiquid debt and other securities of private companies. In some cases these investments include additional equity components. Our investments generally have no established trading market or are generally subject to restrictions on resale. The illiquidity of our investments may adversely affect our ability to dispose of debt and equity securities at times when it may be otherwise advantageous for us to liquidate such investments (for example, for management of the various diversification requirements we are subject to as a BDC and as a RIC, or for management of liquidity or credit risk). The proceeds realized from such liquidation would likely be significantly less than the long-term value of the liquidated investments.

We use a combination of long-term and short-term borrowings to supplement our equity capital to finance our investing activities. We expect to use our Investment Facility as a means to bridge to long-term financing. These borrowings rank senior in our capital structure to interests of our stockholders and, thus, have a senior claim on earnings and cash flows generated by our investment portfolio. To the extent that we are able to invest borrowed money at rates in excess of the cost of that money, we will generate greater returns on our equity capital than would have been the case without leverage. However, if we have losses in our investment portfolio, we must first service or repay the borrowings. This would potentially subject our stockholders to the risk of greater loss than would have been the case without leverage. Elaboration of the risks associated with the issue of senior securities is provided in “Risk Factors.”

Another facet of utilizing borrowed money to make investments is that our net investment income is dependent upon the difference, or spread, between the rate at which we borrow funds and the interest rate or effective yield at which we invest those funds. For example, a hypothetical 1% increase in the interest rate under our Investment Facility, when fully drawn, would result in a $0.7 million increase in our interest expense. We generally mitigate the risk of asymmetric movements in the cost of borrowing versus investment return by following a practice of funding floating rate investments with equity capital or floating rate debt. As of December 31, 2011, approximately 46% of the investments in our portfolio were at fixed rates, while approximately 54% were at variable rates. In addition, we may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act.

In June 2011, we acquired an additional limited term royalty interest from ATP and on December 29, 2011, we purchased a series of oil put options to provide insurance against downside price movements. These commodity derivative instruments cover 15 months beginning in July 2012 and expiring in September 2013.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of NGP Capital Resources Company

In our opinion, the accompanying consolidated balance sheets, including the consolidated schedules of investments, and the related consolidated statements of operations, of changes in stockholders’ equity (net assets) and of cash flows present fairly, in all material respects, the financial position of NGP Capital Resources Company and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index under item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. Our procedures included confirmation of securities at December 31, 2011 by correspondence with the issuer or other appropriate party, and where replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Houston, Texas
March 9, 2012

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Amounts)

	December 31, 2011	December 31, 2010
Assets
Investments in portfolio securities at fair value
Control investments – majority owned (cost: $0 and $89,503, respectively)	$150	$70,973
Affiliate investments (cost: $36,778 and $34,146, respectively)	13,498	33,064
Non-affiliate investments (cost: $135,824 and $114,852, respectively)	131,409	112,026
Total investments	145,057	216,063
Cash and cash equivalents	106,570	68,457
Accounts receivable and other current assets	1,442	3,096
Interest receivable	792	2,236
Prepaid assets	2,720	1,737
Total current assets	111,524	75,526
Total assets	$256,581	$291,589
Liabilities and net assets
Current liabilities
Accounts payable and accrued expenses	$739	$526
Management and incentive fees payable	1,190	1,376
Payables for investment securities purchased	417	—
Dividends payable	3,893	3,893
Income taxes payable	66	50
Total current liabilities	6,305	5,845
Deferred tax liabilities	10	18
Long-term debt	50,000	50,000
Total liabilities	56,315	55,863
Commitments and contingencies (Note 8)
Net assets
Common stock, $.001 par value, 250,000,000 shares authorized; 21,628,202 shares issued and outstanding	22	22
Paid-in capital in excess of par	255,486	295,684
Undistributed net investment income (loss)	(518)	(7,846)
Undistributed net realized capital gain (loss)	(30,286)	(32,779)
Net unrealized appreciation (depreciation) on investments	(24,438)	(19,355)
Total net assets	200,266	235,726
Total liabilities and net assets	$256,581	$291,589
Net asset value per share	$9.26	$10.90

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)

	Year Ended December 31,
	2011	2010	2009
Investment income
Interest income:
Control investments – majority owned	$8,605	$4,180	$1,975
Affiliate investments	1,325	3,674	4,786
Non-affiliate investments	15,587	13,153	16,757
Royalty income (loss), net of amortization:
Control investments – majority owned	1,195	1,792	1,246
Non-affiliate investments	1,031	(845)	(6,466)
Commodity derivative income, net of expired options	—	16	6,000
Other income	160	1,615	222
Total investment income	27,903	23,585	24,520
Operating expenses
Interest expense and bank fees	1,473	1,261	2,861
Management and incentive fees	5,422	5,548	6,438
Professional fees	1,065	878	950
Insurance expense	728	741	791
Other general and administrative expenses	3,346	3,663	3,561
Total operating expenses	12,034	12,091	14,601
Income tax provision (benefit), net	60	54	191
Net investment income	15,809	11,440	9,728
Net realized capital gain (loss) on investments
Control investments – majority owned	(32,978)	(33,298)	(488)
Non-affiliate investments	2,364	22	(13,841)
Total net realized capital (loss) on investments	(30,614)	(33,276)	(14,329)
Net unrealized appreciation (depreciation) on investments
Control investments – majority owned	18,680	27,611	(24,271)
Affiliate investments	(22,197)	(1,934)	2,993
Non-affiliate investments	(1,588)	5,500	15,664
Benefit (provision) for taxes on unrealized appreciation (depreciation) on investments	22	1,133	1,396
Total net unrealized appreciation (depreciation) on investments	(5,083)	32,310	(4,218)
Net increase (decrease) in net assets resulting from operations	$(19,888)	$10,474	$(8,819)
Net increase (decrease) in net assets resulting from operations per common share	$(0.92)	$0.49	$(0.41)
Dividends declared per common share	$0.72	$0.69	$0.64
Weighted average shares outstanding – basic and diluted	21,628	21,628	21,628

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
(In Thousands)

	Common Stock		Paid-in Capital in Excess of Par	Undistributed Net Investment Income (Loss)	Undistributed Net Realized Capital Gain (Loss)	Net Unrealized Appreciation (Depreciation) on Investments	Total Net Assets
	Shares	Amount
Balance at December 31, 2008	21,628	$22	$311,520	$(3,297)	$2,038	$(47,447)	$262,836
Net increase (decrease) in net assets resulting from operations	—	—	(7,713)	2,153	959	(4,218)	(8,819)
Dividends declared	—	—	—	(3,801)	(2,997)	—	(6,798)
Return of capital	—	—	(7,044)	—	—	—	(7,044)
Balance at December 31, 2009	21,628	22	296,763	(4,945)	—	(51,665)	240,175
Net increase (decrease) in net assets resulting from operations	—	—	(1,079)	12,022	(32,779)	32,310	10,474
Dividends declared	—	—	—	(14,923)	—	—	(14,923)
Balance at December 31, 2010	21,628	22	295,684	(7,846)	(32,779)	(19,355)	235,726
Net increase (decrease) in net assets resulting from operations	—	—	(40,198)	22,900	2,493	(5,083)	(19,888)
Dividends declared	—	—	—	(15,572)	—	—	(15,572)
Balance at December 31, 2011	21,628	$22	$255,486	$(518)	$(30,286)	$(24,438)	$200,266

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(19,888)	$10,474	$(8,819)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Payment-in-kind interest	(7,230)	(4,547)	(4,118)
Net amortization of premiums, discounts and fees	(2,437)	8,276	13,313
Net realized capital loss on investments	30,614	33,276	14,329
Net unrealized (appreciation) depreciation on investments	5,105	(31,177)	5,614
Net deferred income tax liabilities	(8)	(5)	645
Effects of changes in operating assets and liabilities:
Accounts receivable and other current assets	1,654	(980)	(1,882)
Interest receivable	1,444	(995)	1,169
Prepaid assets	(983)	465	(303)
Payables and accrued expenses	460	(625)	(3,482)
Purchase of investments in portfolio securities	(106,558)	(64,168)	(49,780)
Proceeds from redemption of investments in portfolio securities	151,512	42,382	79,330
Purchase of investments in U.S. Treasury Bills	(30,601)	—	—
Proceeds from redemption of investments in U.S. Treasury Bills	30,601	—	—
Net cash provided by (used in) operating activities	53,685	(7,624)	46,016
Cash flows from financing activities
Borrowings under revolving credit facilities	160,000	224,905	139,500
Repayments on revolving credit facilities	(160,000)	(242,405)	(192,000)
Dividends paid	(15,572)	(14,707)	(11,989)
Return of capital	—	—	(7,044)
Net cash used in financing activities	(15,572)	(32,207)	(71,533)
Net increase (decrease) in cash and cash equivalents	38,113	(39,831)	(25,517)
Cash and cash equivalents, beginning of period	68,457	108,288	133,805
Cash and cash equivalents, end of period	$106,570	$68,457	$108,288
Supplemental Disclosures:
Cash paid for interest	$442	$412	$1,510
Cash paid for taxes	51	67	3,654

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2011
(In Thousands, Except Share Amounts and Percentages)

Portfolio Company	Energy Industry Segment	Investment(1)	Principal	Cost	Fair Value(2)
Control Investments – Majority Owned (50% or more owned)
BSR Holdings, LLC(11)	Oil & Natural Gas Production and Development	100% of membership interests of BSR Holdings, LLC		$—	$—
DeanLake Operator, LLC(11)	Oil & Natural Gas Production and Development	Class A membership interests – entitled to 100% of distribution of DeanLake Operator, LLC		—	150
Rubicon Energy Partners, LLC(11)	Oil & Natural Gas Production and Development	4,000 LLC Units – 50% ownership of the assets of Rubicon Energy Partners, LLC		—	—
Subtotal Control Investments – Majority Owned (50% or more owned)				$—	$150
Affiliate Investments – (5% to 25% owned)
BioEnergy Holding, LLC(6)	Alternative Fuels and Specialty Chemicals	Senior Secured Notes (15%, due 3/06/2015)(4)	$16,662	$15,511	$—
		BioEnergy Holding Units – 11.1% of outstanding units of BioEnergy Holdings, LLC		1,297	—
		Myriant Corporation – 0.55% of outstanding common shares of Myriant Corporation		419	706
		Myriant Corporation Warrants(8)		49	64
Bionol Clearfield, LLC(6)	Alternative Fuels and Specialty Chemicals	Senior Secured Tranche C 2nd Lien Term Loan (LIBOR + 7% cash, LIBOR + 9% default, due 9/06/2016)(4)	4,950	4,950	—
Resaca Exploitation Inc.	Oil & Natural Gas Production and Development	Senior Unsecured Term Loan (9.5% cash or 12% PIK, due 12/31/2014)(21)	11,265	11,067	11,265
		Common Stock (1,360,972 shares) – representing 6.56% of outstanding common stock of Resaca Exploitation Inc.(3)(9)		3,235	1,197
		Warrants(13)		250	266
Subtotal Affiliate Investments – (5% to 25% owned)				$36,778	$13,498
Non-affiliate Investments – (Less than 5% owned)
Anadarko Petroleum Corporation 2007-III Drilling Fund	Oil & Natural Gas Production and Development	Net Profits Interest (Due 4/23/2032)	$3,183	$3,200	$3,483
ATP Oil & Gas Corporation-III	Oil & Natural Gas Production and Development	Limited Term Royalty Interest (12.35% annual interest, 13% IRR to pay-out)(19)		28,443	28,443
BP Corporation North America, Inc.	Oil & Natural Gas Production and Development	Put options to sell up to 141,376 Bbls of crude oil at a strike price of $65.00 per Bbl. 15 monthly contracts beginning on July 1, 2012 and expiring on September 30, 2013(3)		417	417
Black Pool Energy Partners, LLC	Oil & Natural Gas Production and Development	Senior Secured Term Loan (The greater of 18% or LIBOR + 14% default, due 10/24/2011)(18)	15,744	15,744	12,000
		3% Overriding Royalty Interest		8	100
		Warrants(10)		10	—
Castex Energy Development Fund, LLC	Oil & Natural Gas Production and Development	Senior Secured Term Loan (The greater of 11.5% or LIBOR + 10.5%, due 12/31/2014)	27,500	26,996	27,500
		Castex Class B Units – 5%(16)		—	—
Chroma Exploration & Production, Inc.	Oil & Natural Gas Production and Development	11,595 Shares Series A Participating Convertible Preferred Stock(4)		2,222	—
		10,589 Shares Series AA Participating Convertible Preferred Stock(4)		2,090	500
		8.11 Shares Common Stock		—	—
		Warrants(5)		—	—

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2011
(In Thousands, Except Share Amounts and Percentages)
(Continued)

Portfolio Company	Energy Industry Segment	Investment(1)	Principal	Cost	Fair Value(2)
Non-affiliate Investments – (Less than 5% owned) — Continued
Crestwood Holdings, LLC	Natural Gas Gathering and Processing	Senior Secured Term Loan (The greater of 10.5% or LIBOR + 8.5%, due 10/01/2016)	$8,283	$8,132	$8,283
Globe BG, LLC	Coal Production	Contingent earn-out related to July 2011 sale of royalty interests in Alden Resources(15)	—	—	3,270
GMX Resources, Inc.(3)	Oil & Natural Gas Production and Development	Senior Convertible Notes (5%, due 2/1/2013)	12,661	11,332	8,103
Nighthawk Transport I, LP	Energy Services	LP Units(12)		—	—
		Warrants(12)		—	—
Pallas Contour Mining, LLC	Coal Mining	Senior Secured Term Loan (14%, due 10/14/2015)(20)	11,661	11,703	11,661
Powder River Acquisitions, LLC	Oil & Natural Gas Production and Development	Senior Secured Promissory Note (12% default, due 9/30/2011)(17)	3,241	3,241	3,241
Spirit Resources, LLC	Oil & Natural Gas Production and Development	Senior Secured Term Loan (The greater of 12% or LIBOR + 8%, due 4/27/2015)	12,250	12,018	12,250
		Warrants(14)		25	25
Tammany Oil & Gas, LLC	Oil & Natural Gas Production and Development	Senior Secured Term Loan (The greater of 13% or LIBOR + 8%, due 9/30/2012)	10,133	10,125	10,133
		3.33% Overriding Royalty Interest		113	1,000
		Warrants(7)		5	1,000
Subtotal Non-affiliate Investments – (Less than 5% owned)				$135,824	$131,409
TOTAL INVESTMENTS				$172,602	$145,057

NOTES TO CONSOLIDATED SCHEDULE OF INVESTMENTS

(1)	All of our targeted investments are collateral for obligations under our Investment Facility. See Note 4 of Notes to Consolidated Financial Statements. All investments are in entities with primary operations in the United States of America. Percentages represent interest rates in effect at the end of the period and due dates represent the contractual maturity dates. Warrants, common stocks, units, commodity derivative instruments and earn-outs are non-income producing securities, unless otherwise stated.
(2)	Our Board of Directors determines, in good faith, the final estimates of fair value of our investments. Fair value estimates are determined using unobservable inputs (Level 3 hierarchy), unless otherwise stated.
(3)	Fair value estimate is determined using prices with observable market inputs (Level 2 hierarchy). See Note 11 of the Notes to Consolidated Financial Statements.
(4)	Non-accrual status.
(5)	Chroma warrants expire on April 5, 2012 and provide us the right to purchase 2,462 shares of common stock at a purchase price of $75.00 per share.
(6)	BioEnergy Holdings, LLC owns 100% of Bionol Clearfield, LLC. In July 2011, both entities filed for protection under Chapter 7 of the U.S. Bankruptcy Code.
(7)	Tammany Oil & Gas, LLC warrants expire five years after repayment of principal and interest and provide us the right to purchase approximately 5% of membership shares at the exercise price of approximately $17.61 per share.
(8)	Myriant Corporation warrants expire on August 15, 2015 and provide us the right to purchase 32,680 shares of Myriant Corporation at a purchase price of $10.00 per share.
(9)	Resaca Exploitation, Inc. stock trades in U.S. dollars on the Alternative Investment Market of the London Stock Exchange.
(10)	Black Pool warrants expire seven years after repayment of principal and interest and provide us the right to purchase approximately 25% of membership interest at the exercise price of $0.01 per unit.

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2011
(Continued)

NOTES TO CONSOLIDATED SCHEDULE OF INVESTMENTS — Continued

(11)	Assets of this portfolio company have been sold. The legal entity, in which we retain an equity interest, is in the process of dissolution.
(12)	Due to insufficient recoveries in the liquidation under Nighthawk’s voluntary petition under Chapter 7 of the U.S. Bankruptcy Code, we recognized a realized loss of our total remaining investment in Nighthawk notes in December 2009. We retain ownership in warrants and units in Nighthawk and have assigned no value to those securities.
(13)	Resaca Exploitation, Inc. warrants expire 10 business days following termination of the credit agreement and entitle us to purchase up to 2,420,000 shares of Resaca common stock at a purchase price of $1.92 per share.
(14)	Spirit Resources, LLC penny warrants expire five years after repayment of principal and interest and entitle us to acquire 33% of the Units of Membership Interest.
(15)	Contingent payment of up to $6.8 million is dependent upon Alden Resources’ ability to achieve certain sales volume and operating efficiency levels during the three year period ending July 2014.
(16)	Lenders were granted 10%(5%net to NGPC) of the LP interest in Castex Energy Development Fund via Class BLP units that will become effective at the earlier of maturity or a liquidity event in which the Castex Energy Development Fund assets are sold.
(17)	We issued a written notice of default on September 30, 2011 and have filed suit against Powder River Acquisitions, LLC and an individual guarantor for failure to pay principal and interest when due.
(18)	The Term Loan to Black Pool Energy Partners, LLC matured on October 24, 2011 without repayment. We are currently negotiating with Black Pool toward a potential restructuring of the Term Loan.
(19)	Effective January 1, 2012, the applicable interest rate on the ATP Limited Term Royalty Interest increased from 12.35%to 13.2% and the contractual rate of return increased from 13% to 14%.
(20)	In January 2012, Pallas Contour violated a financial covenant under the Senior Secured Term Loan. Beginning February 1, 2012, the applicable interest rate under the loan is 17% as long as the covenant violation persists.
(21)	In March 2012, Resaca received a default notice from the agent for the Senior Unsecured Term Loan, regarding the violation of two financial covenants. Beginning March 2, 2012, the applicable interest rate under this loan is 14% as long as the covenant violation persists.

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2010
(In Thousands, Except Share Amounts and Percentages)

Portfolio Company	Energy Industry Segment	Investment(1)(2)(4)	Principal	Cost	Fair Value(3)
Control Investments – Majority Owned (50% or more owned)
Alden Resources, LLC(17)	Coal Production	Senior Secured Multiple-Advance Term Loan – Tranche A (The greater of 12.00% or LIBOR + 9.00% cash, due 1/05/2013)(18)	$16,497	$15,107	$15,007
		Senior Secured Multiple-Advance Term Loan – Tranche B (The greater of 12.00% or LIBOR + 9.00% cash, 15.00% or LIBOR + 12.00% PIK, due 1/05/2013)(6)	24,330	19,520	19,520
		Senior Secured Multiple-Advance Term Loan – Revolver (The greater of 12.00% or LIBOR + 9.00% cash, 15.00% or LIBOR + 12.00% PIK, due 1/05/2013)(18)	3,000	3,000	3,000
		5.8 million Class E Units – entitled to 100% of distributions of Alden Resources until payout, 80% after payout(5)		5,800	5,800
		Royalty Interest		2,486	10,300
BSR Holdings, LLC(15)(17)	Oil & Natural Gas Production and Development	100% of membership interests of BSR Holdings, LLC.		—	—
DeanLake Operator, LLC(17)	Oil & Natural Gas Production and Development	Class A membership interests – entitled to 100% of distribution of DeanLake Operator, LLC until payout, 80% after payout(5)		14,050	3,500
		Overriding Royalty Interest		18	50
Gatliff Services, LLC(17)	Coal Processing	Senior Secured Multiple-Advance Term Loan (8.00% during construction, 12.00% after completion, due 9/30/2020)	11,696	11,696	11,696
		One Membership Unit – representing 100% ownership of Gatliff Services, LLC(5)		1,100	1,100
Rubicon Energy Partners, LLC(17)	Oil & Natural Gas Production and Development	4,000 LLC Units representing 50% ownership of the assets of Rubicon Energy Partners, LLC(5)		—	—
TierraMar Energy, LP(17)	Oil & Natural Gas Production and Development	212,637 Class A Preferred LP Units – entitled to 100% of distribution of TierraMar Energy LP until payout, 67% after payout(5)		16,711	900
		Overriding Royalty Interest		15	100
Subtotal Control Investments – Majority Owned (50% or more owned)				$89,503	$70,973
Affiliate Investments – (5% to 25% owned)
BioEnergy Holding, LLC(17)	Alternative Fuels and Specialty Chemicals	Senior Secured Notes (15.00%, due 3/06/2015)	$15,485	$14,302	$14,302
		BioEnergy Holding Units – 11.1% of outstanding units of BioEnergy Holdings, LLC(5)		1,297	1,297
		Myriant Technologies Warrants(5)(10)		49	49
		Myriant Technologies Units – 1.9% of the outstanding units of Myriant Technologies, LLC(5)		419	419
Bionol Clearfield, LLC(8)(14)(17)	Alternative Fuels and Specialty Chemicals	Senior Secured Tranche C 2nd Lien Term Loan (LIBOR + 7.00% cash, LIBOR + 9.00% default, due 9/06/2016)(19)	4,950	4,950	4,950
Resaca Exploitation Inc.	Oil & Natural Gas Production and Development	Senior Secured Revolving Credit Facility (The greater of 8.0% or LIBOR + 5.50%, due 7/01/2012)(17)	10,000	9,894	9,894
		Common Stock (1,345,595 shares) – representing 6.84% of outstanding common stock of Resaca Exploitation Inc.(5)(11)(16)		3,235	2,153
Subtotal Affiliate Investments – (5% to 25% owned)				$34,146	$33,064

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2010
(In Thousands, Except Share Amounts and Percentages)
(Continued)

Portfolio Company	Energy Industry Segment	Investment(1)(2)(4)		Principal	Cost	Fair Value(3)
Non-affiliate Investments – (Less than 5% owned)
Anadarko Petroleum Corporation 2007-III Drilling Fund(17)	Oil & Natural Gas Production and Development	Multiple-Advance Net Profits Interest (Due 4/23/2032)		$9,533	$9,587	$9,887
ATP Oil & Gas Corporation(17)	Oil & Natural Gas Production and Development	Limited Term Royalty Interest (Dollar Denominated – 16.00% Return)			6,548	6,548
Black Pool Energy Partners, LLC(17)	Oil & Natural Gas Production and Development	Senior Secured Multiple – Advance Term Loan (The greater of 15.00% or LIBOR + 11.00% cash, due 10/24/2011)		17,895	17,755	17,755
		Overriding Royalty Interest			10	100
		Warrants(5)(12)			10	10
Chroma Exploration & Production, Inc.(17)	Oil & Natural Gas Production and Development	10,930 Shares Series A Participating Convertible Preferred Stock(6)			2,222	100
		9,981 Shares Series AA Participating Convertible Preferred Stock(6)			2,090	650
		8.11 Shares Common Stock	(5)		—	—
		Warrants(5)(7)			—	—
Crestwood Holdings, LLC(17)	Natural Gas Gathering and Processing	Senior Secured Term Loan (The greater of 10.50% or LIBOR + 8.50%, due 10/01/2016)		9,000	8,836	8,836
Greenleaf Investments, LLC(17)	Oil & Natural Gas Production and Development	Senior Secured Multiple-Advance Term Loan (The greater of 10.50% or LIBOR + 6.50%, due 4/30/2011)		8,587	8,543	8,543
		Overriding Royalty Interest			21	400
GMX Resources, Inc.(16)	Oil & Natural Gas Production and Development	Senior Convertible Notes (5.00%, due 2/1/2013)		7,925	6,532	6,677
Nighthawk Transport I, LP(17)	Energy Services	LP Units(5)(20)			—	—
		Warrants	(5)(20)		—	—
Pallas Contour Mining, LLC(17)	Coal Mining	Senior Secured Multiple-Advance Term Loan (14.00%, due 10/14/2015)		14,411	14,460	14,460
Pioneer Natural Resources Co.(16)	Oil & Natural Gas Production and Development	Senior Notes, 7.2%, due 2028		10,000	11,489	10,450
Powder River Acquisitions, LLC(17)	Oil & Natural Gas Production and Development	Senior Secured Promissory Note (8.00%, due 9/30/2011)		3,000	3,000	3,000
Tammany Oil & Gas, LLC(17)	Oil & Natural Gas Production and Development	Senior Secured Multiple-Advance Term Loan (The greater of 13.0% or LIBOR + 8.00%, due 9/30/2012)		23,608	23,590	23,590
		Overriding Royalty Interest			139	1,000
		After Pay-Out Overriding Royalty Interest(5)(13)			10	10
		Warrants(5)(9)(13)			10	10
Subtotal Non-affiliate Investments – (Less than 5% owned)					$114,852	$112,026
TOTAL INVESTMENTS					$238,501	$216,063

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2010
(Continued)

NOTES TO CONSOLIDATED SCHEDULE OF INVESTMENTS

(1)	All of our investments are collateral for obligations under our Investment Facility.
(2)	Percentages represent interest rates in effect at the end of the period and due dates represent the contractual maturity dates.
(3)	Our Board of Directors determines, in good faith, the fair value of our investments.
(4)	All investments are in entities with primary operations in the United States of America.
(5)	Non-income producing securities.
(6)	Non-accrual status.
(7)	Chroma warrants expire on April 5, 2012 and provide us the right to purchase 2,462 shares of common stock at a purchase price of $75.00 per share.
(8)	BioEnergy Holdings, LLC owns 100% of Bionol Clearfield, LLC.
(9)	Tammany Oil & Gas, LLC warrants expire five years after repayment of principal and interest and provide us the right to purchase approximately 10% of membership shares at the exercise price of approximately $17.61 per share.
(10)	Myriant Technologies, LLC warrants expire on August 15, 2015 and provide us the right to purchase 32,680 units, representing membership interests of Myriant Technologies, LLC, at the purchase price of $10.00 per unit.
(11)	Resaca stock trades on the Alternative Investment Market of the London Stock Exchange. On April 1, 2010, it began trading in U.S. Dollars.
(12)	Black Pool warrants expire seven years after repayment of principal and interest and provide us the right to purchase approximately 25% of membership interest at the exercise price of $0.01 per unit.
(13)	Tammany Oil & Gas, LLC retains the right to repurchase the after pay-out ORRI and 10% warrants for $750,000 on or before March 31, 2011 or for $1,250,000 on or before September 30, 2011.
(14)	We issued a forbearance agreement to Bionol Clearfield, LLC on June 16, 2010 due to a default event.
(15)	Oil and gas assets owned by BSR Holdings, LLC were sold on October 13, 2010.
(16)	Investments are level 2 securities hierarchy.
(17)	Investments are level 3 securities hierarchy.
(18)	Alden Resources, LLC did not pay December 31, 2010 interest on its Tranche A Term Note or Working Capital Revolver until February 10, 2011.
(19)	Bionol Clearfield, LLC (Bionol) has not paid scheduled interest payments since March 10, 2010 due to a default event involving a Bionol customer, as per the terms of our credit agreement with Bionol. As of December 31, 2010, Bionol and the customer were involved in arbitration proceedings and, at the time, we expected Bionol to prevail and pay all interest due.
(20)	Due to insufficient recoveries in the liquidation under Nighthawk’s voluntary petition under Chapter 7 of the United States Bankruptcy Code, we recognized a realized loss of our total remaining investment in Nighthawk notes December 2009. We retain ownership in warrants and units in Nighthawk and have assigned no value to that interest.

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 1: Organization

These Consolidated Financial Statements present the financial position, results of operations and cash flows of NGP Capital Resources Company and its consolidated subsidiaries. The terms “we,” “us,” “our” and “NGPC” refer to NGP Capital Resources Company and its consolidated subsidiaries. We are a financial services company organized in July 2004 as a Maryland corporation to invest primarily in small and mid-size private energy companies. In early 2012, we expanded our investment strategy to also include middle market companies not engaged in the energy industry. Our investment objective is to generate both current income and capital appreciation primarily through debt investments with certain equity components. We are a closed-end, non-diversified management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, or the 1940 Act. In addition, for federal income tax purposes we operate so as to be treated as a regulated investment company, or RIC, under the Internal Revenue Code of 1986, as amended, or the Code. We have several direct and indirect subsidiaries that are single member limited liability companies and wholly-owned limited partnerships established to hold certain portfolio investments or provide services to us in accordance with specific rules prescribed for a company operating as a RIC. We consolidate the financial results of our wholly-owned subsidiaries for financial reporting purposes, and we do not consolidate the financial results of our portfolio companies. Our external manager, NGP Investment Advisor, LP, or our Manager, conducts our operations pursuant to an investment advisory agreement. NGP Energy Capital Management, L.L.C., or NGP, and NGP Administration, LLC, or our Administrator, together own 100% of our Manager.

Note 2: Accounting Policies

These consolidated financial statements include the accounts of NGPC and its subsidiaries. We eliminate all significant intercompany accounts and transactions. We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the requirements for reporting on Form 10-K and Regulation S-X, as appropriate. Our consolidated financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of our financial position, results of operations and cash flows. We do not consolidate portfolio company investments, including those in which we have a controlling interest.

Certain prior period amounts have been reclassified to conform to current period presentation.

Use of Estimates

Preparing consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes to the consolidated financial statements. Although we believe our estimates and assumptions are reasonable, actual results could differ materially from these estimates.

Cash and Cash Equivalents

Cash and cash equivalents include short-term, liquid investments with an original maturity of three months or less in accounts such as demand deposit accounts, money market accounts, certain overnight investment sweep accounts and money market fund accounts. We record cash and cash equivalents at cost, which approximates fair value.

Prepaid Assets

Prepaid assets consist of premiums paid for directors’ and officers’ liability insurance and fidelity bonds with policy terms of one year, fees associated with the establishment of such policies or credit facility and registration expenses related to our pending shelf registration statement filing. We amortize such premiums and fees monthly on a straight-line basis over the term of the policy or credit facility. We defer registration expenses, if any, and charge them as a reduction of capital upon the sale of shares.

NGP CAPITAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 2: Accounting Policies  – (continued)

Concentration of Credit Risk

We place our cash and cash equivalents with financial institutions and, at times, cash held in checking or money market accounts may exceed the Federal Deposit Insurance Corporation insured limit.

The majority of our investments and accounts receivable are with companies involved in the energy industry or in energy-related businesses.

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

We account for all of the assets in our portfolio at fair value, following the provisions of the Financial Accounting Standards Board, or FASB, Accounting Standards Codification Fair Value Measurements and Disclosures, or ASC 820. ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and establishes disclosure requirements for fair value measurements.

On a quarterly basis, the investment team of our Manager prepares fair value estimates for all of the assets in our portfolio utilizing the income approach and market approach in accordance with ASC 820 and presents them to our Valuation Committee of our Board of Directors. The Valuation Committee recommends its fair value estimates to the Board of Directors, which in good faith determines the final estimates of fair value for each investment. We record investments in securities for which market quotations are readily available at such market quotations as of the valuation date. For investments in securities for which market quotations are unavailable, or which have various degrees of trading restrictions, the investment team of our Manager prepares valuation analyses and fair value estimates, as generally described below.

Using the most recently available financial statements, forecasts and, when applicable, comparable transaction data, the investment team of our Manager prepares valuation analyses and fair value estimates for the various securities in our investment portfolio. These valuation analyses rely on estimates of the asset values and enterprise values of portfolio companies issuing securities.

The methodologies for determining asset valuations include estimates based on: the liquidation or sale value of a portfolio company’s assets, the discounted value of expected future net cash flows from the assets and third party valuations of a portfolio company’s assets, such as asset appraisal reports, futures prices and engineering reserve reports of oil and natural gas properties. The investment team of our Manager considers some or all of the above valuation methods to determine the estimated asset value of a portfolio company.

NGP CAPITAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 2: Accounting Policies  – (continued)

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

Debt Securities:  We record our investments in debt securities at fair value. We utilize both the market approach and the income approach, as appropriate, in determining the fair value of our investments in debt securities, incorporating a variety of factors. In estimating the fair value of our debt investments, we first assess the overall financial health of the portfolio company through an evaluation of a number of factors, including, as relevant, historical and projected financial results, the portfolio company’s enterprise value, and the nature and realizable value of any collateral. Each of these factors may consider the markets in which the portfolio company operates; comparison to a peer group of publicly traded securities; the size and scope of the portfolio company and its specific strengths and weaknesses; recent purchases or sales of securities by the portfolio company; recent offers to purchase the portfolio company; the estimated value of comparable securities; and other relevant factors. Based upon this assessment, we consider the probability of collecting contractual cash flows and the appropriate yield to discount those cash flows. The collection of contractual cash flows may come from one or a combination of cash flows generated from continuing operations of the portfolio company, liquidation of collateral or sale of the portfolio company. The appropriateness of the yield on our investments is directly relative to our judgment of the associated risks, using observable yield or price data for similar or comparable debt investments when available. We invest primarily in illiquid debt investments in small private energy companies, many of which are in the early stages of development, or are start-up companies in need of growth development capital. There is limited activity, transparency and variable data in the markets in which we invest. We have observed that there is limited correlation in yield and price data in our principle market when compared to overall market trends based upon debt investments we have made throughout our history. In circumstances where there is limited observable price or yield data of similar or comparable securities, we base our considerations on our assessments of the credit trends and underlying performance of our portfolio companies and of the markets in which we invest, relying on the collective judgment of the investment team of our Manager, our Valuation Committee members and our Board of Directors, which is based on their extensive experience and expertise investing in public and non-public securities in energy markets.

Equity Securities:  We record our investments in preferred and common equity securities (including warrants or options to acquire equity securities) at fair value based on our pro rata share of the residual equity value available after deducting all outstanding debt from the estimated enterprise value. We may also utilize an option pricing method, or OPM, in addition to our other valuation methods, to value the various preferred stock, common stock and warrants we have in companies with complex capital structures. The OPM treats preferred stock, common stock and warrants as call options on the enterprise value, with exercise prices based on liquidation preference of the preferred stock. The OPM commonly uses the Black-Scholes model to price the call option, and considers the various terms of the stockholder agreements upon liquidation of the enterprise. In addition, the OPM implicitly considers the effect of the liquidation preference as of a future liquidation date, not as of the valuation date.

NGP CAPITAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 2: Accounting Policies  – (continued)

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

Commodity Derivative Instruments:  We record all derivative instruments at fair value. Quoted market prices are the best evidence of estimated fair value. We estimate the fair value of the crude oil and natural gas options using a combined income and market-based valuation methodology based upon forward commodity price and volatility curves. Independent pricing services provide the curves, which reflect broker market quotes.

Due to the uncertainty inherent in the valuation process, our estimates of fair value for our investments may differ materially from the values that would have been used had a ready market for the securities existed. Additionally, changes in the market environment, portfolio company performance and other events that may occur over the lives of the investments may cause the gains or losses ultimately realized on our investments to be materially different from the valuations currently assigned.

Securities Transactions, Interest and Dividend Income Recognition

We account for all securities transactions on a trade-date basis and we accrete premiums and discounts into interest income using the effective interest method. In conjunction with the acquisition of debt securities, we may receive detachable warrants, other equity securities or property interests such as overriding royalty interests. We record these interests separately from the debt securities at their initial estimated fair value, with a corresponding amount recorded as a discount to the associated debt security. We recognize income from overriding royalty interests as received and we amortize the recorded assets using the units of production method. We defer the portion of the loan origination fees paid that represent additional yield or discount on a loan and accrete the balance into interest income over the life of the loan using the effective interest method. Upon the prepayment of a loan or debt security, we record any unamortized loan origination fees as interest income and we record any unamortized premium or discount as a realized gain or loss on the investment. We accrete market premiums or discounts on acquired loans or fixed income investments into interest income using the effective interest method. We recognize dividend income on the ex-dividend date. We accrue interest income if we expect that we will ultimately be able to collect it. When collectability of interest or dividends is doubtful, we place the investment on non-accrual status and evaluate any existing interest or dividend receivable balances to determine if a write off is necessary. We assess the collectability of the interest and dividends on many factors, including the portfolio company’s ability to service its loan based on current and projected cash flows as well as the current valuation of the portfolio company’s assets.

Payment-in-Kind Interest and Dividends

We may have investments in our portfolio that contain payment-in-kind, or PIK, provisions. We compute PIK interest income or PIK dividend income at the contractual rate specified in each investment agreement and add that amount to the principal balance of the investment. For those investments with PIK interest or PIK dividends, we calculate our income accruals on the principal balance plus any PIK amounts. If the portfolio company’s asset valuation is not sufficient to cover the contractual interest, we do not accrue interest income or dividend income on the investment. To maintain our RIC status, we must pay out this non-cash source of income to stockholders in the form of dividends, even though we have not yet collected the cash. During 2011, we recorded $7.2 million of PIK interest income, including the reversal of $2.7 million of prior year reserve. During 2010, we recorded $4.5 million of PIK interest income, net of a $3.4 million reserve.

NGP CAPITAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 2: Accounting Policies  – (continued)

During 2009, we recorded $4.3 million of PIK interest income, net of a $0.8 million reserve. We did not record any PIK dividend income in 2011, 2010 or 2009.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

We calculate realized capital gains on a security as the excess of the net amount realized from the sale or other disposition of such security over the amortized cost for the security. We calculate realized capital losses on a security as the amount by which the net amount realized from the sale or other disposition of such security is less than the amortized cost of such security. We consider unamortized fees, prepayment premiums, and investments charged off during the year, net of recoveries, and we do not include previously recognized unrealized appreciation or depreciation.

We calculate unrealized appreciation or depreciation on a security as the amount by which the fair value of such security exceeds or is less than the amortized cost of such security, as applicable. Net unrealized appreciation or depreciation for the period reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when we realize the settled capital gains or losses.

We do not account for our commodity derivative instruments, if any, as hedging instruments for financial accounting purposes. Net unrealized appreciation or depreciation reflects the change in estimated derivative fair values during the reporting period including the reversal of previously recorded unrealized appreciation or depreciation when we realize the settled gains or losses.

Fee Income Recognition

Fees primarily include financial advisory, transaction structuring, loan administration, commitment and prepayment fees. Financial advisory fees represent amounts received for providing advice and analysis to companies and we recognize these fees as earned when we perform such services, provided collection is probable. For the years ended December 31, 2011, 2010 and 2009 we recorded advisory fee income of $0, $0.6 million and $0, respectively. Transaction structuring fees represent amounts received for structuring, financing and executing transactions and are generally payable only if the transaction closes. We defer such fees and accrete them into interest income over the life of the loan using the effective interest method. Commitment fees represent amounts received for committed funding and are generally payable whether the transaction closes or not. We defer commitment fees on transactions that close within the commitment period and accrete these fees into interest income over the life of the loan using the effective interest method. We record commitment fees on transactions that do not close in the month the commitment period expires. For the years ended December 31, 2011, 2010 and 2009 we recorded commitment fee income of $0, $0.9 million and $0, respectively. We recognize prepayment and loan administration fees when we receive them. During the years ended December 31, 2011, 2010 and 2009 we recorded prepayment and loan administration fees of $1.4 million, $1.2 million and $1.7 million, respectively.

Dividends

We record dividends to stockholders on the ex-dividend date. We currently intend that our distributions each year will be sufficient to maintain our status as a RIC for federal income tax purposes and to eliminate excise tax liability. We currently intend to make distributions to stockholders on a quarterly basis that total substantially all net taxable income for the year. We also intend to make distributions of net realized capital gains, if any, at least annually. However, we may in the future decide to retain such capital gains for investment and designate such retained amounts as a deemed distribution. Each quarter, our Manager estimates our annual taxable earnings. The Board of Directors considers this estimate and determines the distribution amount, if any. We generally declare our dividends each quarter and pay them shortly thereafter.

NGP CAPITAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 2: Accounting Policies  – (continued)

The following table summarizes our recent distribution history:

Declaration Date	Amount	Record Date	Payment Date
March 10, 2010	$0.17	March 31, 2010	April 9, 2010
June 15, 2010	$0.17	June 30, 2010	July 9, 2010
September 14, 2010	$0.17	September 30, 2010	October 8, 2010
December 14, 2010	$0.18	December 31, 2010	January 7, 2011
March 9, 2011	$0.18	March 31, 2011	April 8, 2011
June 14, 2011	$0.18	June 30, 2011	July 8, 2011
September 13, 2011	$0.18	September 30, 2011	October 10, 2011
December 13, 2011	$0.18	December 31, 2011	January 6, 2012

We have established an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a dividend, our plan agent automatically reinvests a stockholder’s cash dividend in additional shares of our common stock unless the stockholder, or his or her broker, specifically “opts out” of the dividend reinvestment plan and elects to receive cash dividends. It is customary practice for many brokers to “opt out” of dividend reinvestment plans on behalf of their clients unless specifically instructed otherwise. As of January 6, 2012, the date of the most recent dividend payment, holders of 2,230,548 shares, or approximately 10.3% of the 21,628,202 outstanding common shares, participated in our dividend reinvestment plan.

The plan agent of our dividend reinvestment plan purchases shares in the open market for credit to the accounts of plan participants unless the average of the closing sales prices for the shares for the five days immediately preceding the payment date exceeds 110% of the most recently reported net asset value per share.

The table below summarizes recent participation in our dividend reinvestment plan:

(In Thousands, Except Percentages and Price Per Share)

					Common Stock Dividends
Dividend	Participating Shares	Percentage of Outstanding Shares	Total Distribution	Cash Dividends	Purchased in Open Market(1)	Price per Share
March 2010	2,343	10.8%	$3,677	$3,278	$398	$7.80
June 2010	2,262	10.5%	$3,677	$3,292	$385	$7.79
September 2010	2,257	10.4%	$3,677	$3,293	$384	$9.73
December 2010	2,769	12.8%	$3,893	$3,395	$498	$9.48
March 2011	2,237	10.3%	$3,893	$3,490	$403	$9.54
June 2011	2,232	10.3%	$3,893	$3,491	$402	$8.99
September 2011	2,199	10.2%	$3,893	$3,497	$396	$6.28
December 2011	2,230	10.3%	$3,893	$3,492	$401	$7.73

(1)	Our transfer agent purchases or issues shares in the following month.

NGP CAPITAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 2: Accounting Policies  – (continued)

Income Taxes

We currently qualify as a RIC for federal income tax purposes, which generally allows us to avoid paying corporate income taxes on income or capital gains that we distribute to our stockholders. We have distributed and intend to distribute sufficient dividends to eliminate taxable income. We may also be subject to federal excise tax if we do not distribute at least 98% of our investment company taxable income in any calendar year and 98.2% of our capital gains in any calendar year. Dividends to stockholders are recorded on the ex-dividend date. We currently intend to make sufficient distributions each year to maintain our status as a RIC for federal income tax purposes and to avoid excise taxes.

Certain of our wholly owned subsidiaries, or Taxable Subsidiaries, have elected to be taxed as corporations for federal income tax purposes. The Taxable Subsidiaries hold certain of our portfolio investments, and are consolidated for financial reporting purposes but not for income tax reporting purposes. These Taxable Subsidiaries permit us to hold equity investments in portfolio companies that are organized as LLCs or other forms of pass-through entities and still satisfy the RIC tax requirement that at least 90% of our gross revenue for income tax purposes must consist of investment income. The IRS taxes the income of the LLCs or other pass-through entities owned by our Taxable Subsidiaries and this tax is to the subsidiary only and does not flow through to the RIC. The Taxable Subsidiaries may generate net income tax expense or benefit, which is reflected on our Consolidated Statements of Operations among the income categories to which they relate (namely, net investment income, realized gains (losses) on investments and unrealized gains (losses) on investments.

We record any tax interest and penalties in other general and administrative expenses on our Consolidated Statement of Operations. Tax interest and penalties were immaterial for all periods presented.

Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS,” or ASU 2011-04. This guidance requires additional disclosure regarding fair value measurement and sensitivity, and improves consistency between U.S. GAAP and international financial reporting standards, or IFRS. This guidance must be applied prospectively and becomes effective for interim and annual periods beginning after December 15, 2011. We will adopt this guidance in our Form 10-Q for the period ending March 31, 2012, and we do not believe the new guidance will have a significant impact on our consolidated financial statements, other than the additional required disclosures.

Note 3: Revisions of Previously Issued Financial Statements

In the third quarter of 2011, we corrected our method of categorizing income tax provision (benefit) among the income categories on our consolidated statements of operations (namely, net investment income, realized capital gains (losses) on investments and unrealized appreciation (depreciation) on investments) to appropriately reflect the income tax consequences among the income categories. The change in methods had no impact on the total income tax provision (benefit) or on net increase (decrease) in net assets from operations or net asset value for any period. However, the appropriate categorization method does result in immaterial changes to previously reported amounts for net investment income, net realized capital gain (loss) on investments and net unrealized gain (loss) on investments, because the amounts of income tax provision (benefit) applicable to each category are different under the new method. In addition, the changes also impact the ratios of net investment income/average net assets and certain after-tax per share amounts.

We assessed the materiality of these revisions on each of the periods affected and concluded that none of the revisions were material to any previously issued financial statements. Given that the effect is not material, previously issued financial statements will be revised for these items the next time such financial statements are presented in SEC filings.

NGP CAPITAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 3: Revisions of Previously Issued Financial Statements  – (continued)

The following tables set forth the line items affected by the revisions on the statements of operations and financial highlights for the years ended December 31, 2010 and 2009 (in thousands except per share data):

	Year Ended December 31, 2010			Year Ended December 31, 2009
	As Previously Reported	Revisions	As Revised	As Previously Reported	Revisions	As Revised
Net investment income before income taxes	$11,494	$—	$11,494	$9,919	$—	$9,919
Benefit (provision) for income taxes	(252)	198	(54)	(19)	(172)	(191)
Net investment income	11,242	198	11,440	9,900	(172)	9,728
Net realized capital gain (loss) on investments	(33,276)	—	(33,276)	(14,329)	—	(14,329)
Benefit (provision) for income taxes	(107)	107	—	111	(111)	—
Total net realized capital gain (loss) on investments	(33,383)	107	(33,276)	(14,218)	(111)	(14,329)
Net increase (decrease) in unrealized appreciation (depreciation) on investments	31,177	—	31,177	(5,614)	—	(5,614)
Benefit (provision) for income taxes	1,438	(305)	1,133	1,113	283	1,396
Total net unrealized appreciation (depreciation) on investments	32,615	(305)	32,310	(4,501)	283	(4,218)
Net increase (decrease) in net assets resulting from operations	$10,474	$—	$10,474	$(8,819)	$—	$(8,819)
Per share data:
Net investment income	$0.52	$0.01	$0.53	$0.46	$(0.01)	$0.45
Net realized gain (loss) on investments	(1.54)	—	(1.54)	(0.66)	—	(0.66)
Net unrealized gain (loss) on investments	1.51	(0.01)	1.50	(0.21)	0.01	(0.20)
Net increase (decrease) in net assets resulting from operations	$0.49	$—	$0.49	$(0.41)	$—	$(0.41)
Paid-in capital in excess of par	$293,790	$1,894	$295,684	$295,174	$1,589	$296,763
Net unrealized appreciation (depreciation) on investments	(17,461)	(1,894)	(19,355)	(50,076)	(1,589)	(51,665)
Average net assets	237,951		237,951	251,506		251,506
Net investment income/average net assets	4.72%		4.81%	3.94%		3.87%

Note 4: Credit Facilities and Borrowings

On December 6, 2011, we entered into a $72.0 million Amended and Restated Revolving Credit Agreement, or the Investment Facility, which replaced our previous credit facility. The total amount outstanding under the Investment Facility and our previous facility was $50.0 million as of December 31, 2011 and 2010, respectively. Substantially all of our assets except our investments in U.S. Treasury Bills are collateral for the obligations under the Investment Facility. The Investment Facility matures on August 31, 2014, and bears interest, at our option, at either (i) LIBOR plus 325 to 475 basis points, or (ii) the base rate plus 225 to 375 basis points, both based on our amounts outstanding. As of December 31, 2011, the interest rate on our outstanding balance of $50.0 million was 5.5% (base rate plus 225 basis points). We repaid the entire $50.0 million balance in January 2012. As of December 31, 2011, we had a letter of credit outstanding of $2.9 million, and the amount available to us for borrowing under the Investment Facility was $19.1 million.

On March 31, 2011, we entered into a $30.0 million Treasury Secured Revolving Credit Agreement, or the Treasury Facility. Our investments in U.S. Treasury Bills secure our borrowings under the Treasury Facility. Proceeds from the Treasury Facility facilitate the growth of our investment portfolio and provide flexibility in the sizing of our portfolio investments. The Treasury Facility has a 364-day term and bears interest, at our option, at either (i) LIBOR plus 50 basis points or (ii) the base rate. We have the right at any

NGP CAPITAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 4: Credit Facilities and Borrowings  – (continued)

time to prepay the loans, in whole or in part, without premium or penalty. As December 31, 2011, we had no outstanding indebtedness under the Treasury Facility and the entire $30.0 million was available.

The Investment and Treasury Facilities contains affirmative and reporting covenants and certain financial ratio and restrictive covenants that apply to our subsidiaries and us. We complied with these covenants throughout 2011 and had no events of default under either facility. The most restrictive covenants are:

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

Our average amount of debt outstanding during 2011 was $17.4 million and the average interest rate was 2.6%. During 2011, we recorded $0.4 million of interest expense on our amounts outstanding, $1.0 million in commitment fees and amortized expenses and $0.1 million in interest expense associated with our letter of credit for total interest expenses and fees of $1.5 million.

Note 5: Common Stock

In November 2011, our Board of Directors approved a stock repurchase plan, pursuant to which we may, from time to time, repurchase up to $10.0 million of our common stock in the open market at prices not to exceed the net asset value of our shares during our open trading periods. Any share repurchases are subject to timing restrictions and other applicable regulations. We have not repurchased any shares of our common stock under this plan.

We have a dividend reinvestment plan for our common stockholders. As a result, if we declare a dividend, our plan agent automatically reinvests a stockholder’s cash dividend in additional shares of our common stock unless the stockholder, or his or her broker, specifically “opts out” of the dividend reinvestment plan and elects to receive cash dividends. It is customary practice for many brokers to “opt out” of dividend reinvestment plans on behalf of their clients unless specifically instructed otherwise. The purpose of the plan is to provide stockholders of record of our common stock with a method of investing cash dividends and distributions in additional shares at the current market price without charges for record-keeping, custodial and reporting services. Any stockholder of record may elect to partially participate in the plan, or begin or resume participation at any time, by providing the plan agent with written notice. See Dividends in Note 2.

Note 6: Investment Management

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

NGP CAPITAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 6: Investment Management  – (continued)

Incentive Fee:  The incentive fee under the Investment Advisory Agreement consists of two parts.

We calculate the first part of the incentive fee, the Investment Income Incentive Fee, as 20% of the excess, if any, of our net investment income for the quarter that exceeds a quarterly hurdle rate equal to 2% (8% annualized) of our net assets. We calculate and pay this Investment Income Incentive Fee quarterly in arrears. For the purpose of this fee calculation, net investment income means interest income, dividend income, royalty income and any other income (including any other fees, such as commitment, origination, syndication, structuring, diligence, managerial assistance, monitoring and consulting fees or other fees that we receive from portfolio companies) accrued during the fiscal quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement, and interest expense, but excluding the incentive fee). Accordingly, we may pay an incentive fee based partly on accrued interest, the collection of which is uncertain or deferred. Net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income that we have not yet received in cash. Net investment income does not include any realized capital gains, realized capital losses, or unrealized capital appreciation or depreciation. For the years ended December 31, 2011, 2010 and 2009, we incurred Investment Income Incentive Fees totaling $0.3 million, $0, and $0, respectively.

We calculate the second part of the incentive fee, the Capital Gains Fee, as (1) 20% of (a) our net realized capital gains (realized capital gains less realized capital losses) on a cumulative basis from the closing date of our initial public offering to the end of such fiscal year, less (b) any unrealized capital depreciation at the end of such fiscal year, less (2) the aggregate amount of all Capital Gains Fees paid to our Manager in prior fiscal years. We determine and pay the Capital Gains Fee in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date). For accounting purposes only, in order to reflect the theoretical Capital Gains Fee that would be payable for a given period as if all unrealized capital gains were realized, we accrue a Capital Gains Fee as described above (in accordance with the terms of the Investment Advisory Agreement), plus 20% of unrealized capital gains on investments held at the end of such period. It should be noted that the portion of the accruals for the Capital Gains Fees attributable to unrealized capital gains will not necessarily be payable under the Investment Advisory Agreement, and may never be paid based on the computation of Capital Gains Fees in subsequent periods. As of December 31, 2011, we had cumulative net capital losses of $55.8 million and unrealized capital depreciation of $24.4 million. We have not incurred or paid any Capital Gains Fees for the years ended December 31, 2011, 2010 and 2009.

Our Board of Directors originally approved the Investment Advisory Agreement on November 9, 2004. The Board of Directors or the affirmative vote of the holders of a majority of our outstanding voting securities must approve the continuation of the Investment Advisory Agreement at least annually. Additionally, in either case, the approval must be by a majority of our independent directors. On October 31, 2011, our Board of Directors, including all of the independent directors, approved an extension of the Investment Advisory Agreement through November 9, 2012.

The Investment Advisory Agreement may be terminated at any time, without the payment of any penalty, by a vote of our Board of Directors or the holders of a majority of our shares on 60 days’ written notice to our Manager, and would automatically terminate in the event of its “assignment” (as defined in the 1940 Act). Either party may terminate the Investment Advisory Agreement without penalty upon not more than 60 days’ written notice to the other.

The Investment Advisory Agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of its duties or the reckless disregard of its duties and obligations, our Manager, its partners and our Manager’s and its partners’ respective officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with it are entitled to

NGP CAPITAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 6: Investment Management  – (continued)

indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of our Manager’s services or obligations under the Investment Advisory Agreement or otherwise as our Manager.

Pursuant to the Investment Advisory Agreement, our Manager pays the compensation and routine overhead expenses of the investment professionals of our management team and their respective staffs, when and to the extent engaged in providing management and investment advisory services to us. We bear all other costs and expenses of our operations and transactions.

Our Manager, NGP Investment Advisor, LP, was formed in 2004 and maintains an office at 909 Fannin Street, Suite 3800, Houston, Texas 77010. Our Manager’s sole activity is to perform management and investment advisory services for us. Our Manager is a registered investment adviser under the Investment Advisers Act of 1940.

Administration Agreement

We have an Administration Agreement with our Administrator, under which our Administrator furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Under the Administration Agreement, our Administrator also performs, or oversees the performance by third parties of, our required administrative services which include responsibility for the financial records that we are required to maintain and preparation of reports to our stockholders and reports filed with the SEC. In addition, our Administrator assists in determining and publishing our net asset value, oversees the preparation and filing of our tax returns, the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. To the extent permitted under the 1940 Act, our Administrator may also provide, on our behalf, significant managerial assistance to our portfolio companies. We base payments under the Administration Agreement upon the allocable portion of our Administrator’s costs and expenses incurred in connection with administering our business. The Administration Agreement may be terminated at any time, without penalty, by a vote of our Board of Directors or by our Administrator upon 60 days’ written notice to the other party, and will automatically terminate in the event of its “assignment” (as defined in the 1940 Act).

We owed $210,000 and $239,000 to our Administrator as of December 31, 2011 and 2010, respectively, for expenses incurred on our behalf for the month of December of the respective year. We include these amounts in accounts payable and accrued expenses. Our Board of Directors originally approved the Administration Agreement on November 9, 2004. Our Board of Directors and a majority of our independent directors must approve the continuation of the Administration Agreement at least annually.

On October 31, 2011, our Board of Directors, including all of the independent directors, approved an extension of the Administration Agreement through November 9, 2012.

Note 7: Federal Income Taxes

We currently qualify for tax purposes as a RIC under Subchapter M of Chapter 1 of the Code, as amended. As a RIC, the IRS generally will not tax the portion of our investment company taxable income and net capital gain (i.e., realized net long term capital gains in excess of realized net short-term capital losses) distributed to stockholders. To qualify as a RIC, we are required, among other things, to distribute to our stockholders at least 90% of investment company taxable income, as defined by the Code, and to meet certain asset diversification requirements. For the five years ended December 31, 2011, we met all RIC requirements. We distributed substantially all of our investment company taxable income for these years. Thus, we did not incur any federal income tax liability for any of these periods.

NGP CAPITAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 7: Federal Income Taxes  – (continued)

When a “C” corporation qualifies to be taxed as a RIC, it is subject to corporate-level tax on appreciation inherent in its assets on the date it becomes a RIC (i.e., built-in gain) that it recognizes within the first 10 years of its RIC status. A RIC generally may use loss carryforwards arising in taxable years while it was a “C” corporation to reduce its net recognized built-in gain, although a RIC is not otherwise allowed to utilize such loss carryforwards. Because we intend to qualify as a RIC under Subchapter M of the Code for 2012 and later years, it is uncertain whether we will fully utilize the tax benefit of our loss carryforward.

Tax years 2008 through 2011 with respect to the Company and its Taxable Subsidiaries are open to future IRS examination.

Deferred income tax expense (benefit) results from temporary differences in the recognition of income and expenses for financial reporting purposes and for income tax purposes. The significant components of the income tax effects of these temporary differences, representing deferred income tax assets and liabilities are as follows (in thousands):

	December 31,
	2011	2010
Deferred tax assets
Net operating loss carryforwards	$17,094	$3,815
Unrealized gains-net	473	9,442
ATM credit carryforward	117	130
Other	—	32
Total gross deferred tax assets	17,684	13,419
Less valuation allowance	(9,417)	(5,724)
Net deferred tax assets	8,267	7,695
Deferred tax liabilities
Investment in partnerships-Federal	(8,277)	(7,713)
Total gross deferred tax liabilities	(8,277)	(7,713)
Net deferred tax assets (liabilities)	$(10)	$(18)

Federal and state income tax provisions (benefits) on net investment income, capital gains (losses) and unrealized appreciation (depreciation) on investments are as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Current:
U.S. federal-unrealized	$(14)	$(1,127)	$(2,040)
State-net investment income	60	54	191
	$46	$(1,073)	$(1,849)
Deferred:
U.S. federal-unrealized	$(8)	$(5)	$645
	$(8)	$(5)	$645
Total:
U.S. federal-unrealized	$(22)	$(1,132)	$(1,395)
State-net investment income	60	54	191
	$38	$(1,078)	$(1,204)

NGP CAPITAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 7: Federal Income Taxes  – (continued)

Actual income tax expense differs from income tax expense computed by applying the U.S. federal statutory corporate rate of 34% to net investment income before provision for income taxes. These differences and the differences between the statutory Federal tax rate and the effective income tax rate were as follows (in thousands, except percentages):

	Year Ended December 31,
	2011		2010		2009
Net income (loss) before taxes	$(19,850)		$9,395		$(10,014)
Provision (benefit) at the statutory rate	(6,749)	34%	3,195	34%	(3,405)	34%
Increase (decrease) in provision resulting from:
RIC loss (income) not subject to income taxes	3,305	(17%)	(7,213)	(77%)	84	(1%)
State income taxes, net of federal benefit	60	(0%)	54	1%	123	(1%)
Valuation allowance	3,343	(17%)	2,886	31%	1,963	(20%)
Other	79	(0%)	—	0%	31	(0%)
Total income tax provision (benefit), net	$38	(0%)	$(1,078)	(11%)	$(1,204)	12%
Effective tax rate	(0%)		(11%)		12%

Note 8: Commitments and Contingencies

As of December 31, 2011, we had investments in or commitments to fund investments to 19 portfolio companies totaling $180.4 million. Of this total, $175.0 million was outstanding and $5.4 million remained committed and available to fund. Generally, these commitments have fixed expiration dates, and we do not expect to fund the entire $5.4 million of commitments before they expire. We do not report the unused portions of these commitments on our Consolidated Balance Sheets.

In February 2010, we arranged for a letter of credit issued under the Investment Facility with respect to our investment in one of our portfolio companies. As of December 31, 2011, the letter of credit balance was $2.9 million.

We have continuing obligations under the Investment Advisory Agreement with our Manager and the Administration Agreement with our Administrator. The agreements provide that, absent willful misfeasance, bad faith or gross negligence in the performance of its duties or the reckless disregard of its duties and obligations, our Manager, our Administrator and its officers, managers, agents, employees, controlling persons, members and any other person or entity affiliated with them will be entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of our Manager’s or Administrator’s services under the agreements or otherwise as our investment adviser or administrator. The agreements also provide that our Manager, our Administrator and their affiliates will not be liable to us or any stockholder for any error of judgment, mistake of law, any loss or damage with respect to any of our investments, or any action taken or omitted to be taken by our Manager or our Administrator in connection with the performance of any of their duties or obligations under the agreements or otherwise as investment adviser or administrator to us, except to the extent specified in Section 36(b) of the 1940 Act concerning loss resulting from a breach of fiduciary duty with respect to the

NGP CAPITAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 8: Commitments and Contingencies  – (continued)

receipt of compensation for services. In the normal course of business, we enter into a variety of undertakings containing a variety of representations that may expose us to some risk of loss. We do not expect significant losses, if any, from such undertakings.

Note 9: Dividends and Distributions

We declared dividends for the year ended December 31, 2011 totaling $15,572,305 or $0.72 per share. For tax purposes, all of the distributions were paid from ordinary income and we classified all of our taxable dividends declared for the year ended December 31, 2011 as non-qualifying dividends.

The following table summarizes the differences between financial statement net increase in net assets resulting from operations and taxable income available for distribution to shareholders for the years ending December 31, 2011, 2010 and 2009 (in thousands):

	Year Ended December 31,
	2011	2010	2009
Net increase (decrease) in net assets resulting from operations	$(19,888)	$10,474	$(8,819)
Adjustments:
Net change in unrealized (appreciation) depreciation, net of income tax (benefit) provision	5,083	(32,310)	4,218
Amortization of organization costs	—	—	(82)
Amortization of insurance premiums	719	730	782
Insurance premiums deducted in prior year	(713)	(720)	(732)
Net income from consolidating affiliate	(410)	(115)	(147)
Revenue from affiliates	300	361	340
Administrative fees of affiliate	487	648	555
Realized (gain)/loss of affiliate	35,264	33,276	488
Realized (gain)/loss of investment company offset by capital loss carryforwards	(4,650)	—	—
Net subsidiary interest expense	(13)	(26)	—
Asset write-off of affiliate	—	—	850
Reclassification of capital loss on closed options	—	(16)	—
Allowance for uncollectible interest and dividends	(2,029)	3,412	791
State taxes, tax penalty, interest and fees	1	(54)	249
Material debt modifications	(150)	(126)	—
Prior year defaulted interest	—	—	(2,911)
Income tax (benefit)/provision	—	55	201
Other	13	14	16
Taxable income available for distribution to stockholders	14,014	15,603	(4,201)
Current year non-deductible net operating loss	—	—	5,160
Less:
Dividends declared	15,572	14,923	13,842
Dividends payable at prior year end	3,893	3,677	—
Dividends payable at current year end	(3,893)	(3,893)	(3,677)
Prior year IRC Section 855 dividends	—	—	(2,162)
Current year IRC Section 852(b)(7) dividend payable	3,893	896	—
Prior year IRC Section 852(b)(7) dividend payable	(896)	—	—
Current year deemed distributions	18,569	15,603	8,003
Under/(over) distribution of dividends	(4,555)	—	(7,044)
Taxable over distribution of dividends	4,555	—	—
Return of capital	—	—	7,044
Current year IRC Section 855 election	$—	$—	$—

NGP CAPITAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 9: Dividends and Distributions  – (continued)

As of December 31, 2011, the components of net assets (excluding paid in capital) on a tax basis consisted of a $518,303 undistributed net investment loss and net unrealized depreciation on investments of $28.3 million. We utilized $5.8 million of the $32.8 million capital loss carryforward generated in the year ended December 31, 2010, for a remaining capital loss carryforward of $27.0 million at December 31, 2011, which expires December 31, 2018. The temporary timing differences between book and tax amounts consist of amortization of insurance premiums, uncollectible interest and capital gains recognized for tax purposes.

At December 31, 2011 the aggregate cost of total investments for federal income tax purposes was $176.5 million.

Note 10: Reclassifications

GAAP requires adjustments to certain components of net assets to reflect permanent differences between financial and tax reporting. These reclassifications have no effect on total net assets or net asset value per share. These reclassifications are primarily due to operating losses, reclassification of the distribution of dividends paid, non-deductible meal expenses, non-deductible excise taxes, income and expenses from wholly owned subsidiaries and tax basis adjustments for investments sold. The table below summarizes the reclassifications from undistributed net investment income (loss), undistributed net realized capital gain (loss), and paid-in capital in excess of par for the years ended December 31, 2011, 2010, and 2009 (in thousands).

Year	Undistributed Net Investment Income (Loss)	Undistributed Net Realized Capital Gain (Loss)	Paid-in capital in Excess of Par
2011	$7,091	$33,107	$(40,198)
2010	780	604	(1,384)
2009	2,294	12,180	(14,474)

Note 11: Fair Value

Investments consisted of the following as of December 31, 2011 and 2010:

	December 31, 2011
(Dollar amounts in thousands)	Cost	% of total	Fair Value	% of total
Senior secured debt	$108,420	62.8%	$85,068	58.6%
Senior unsecured debt	11,067	6.4%	11,265	7.8%
Senior convertible notes	11,332	6.5%	8,103	5.6%
Limited term royalties	28,443	16.5%	28,443	19.6%
Net profits interests	3,200	1.9%	3,483	2.4%
Contingent earn-out	—	0.0%	3,270	2.3%
Commodity derivative instruments	417	0.2%	417	0.3%
Royalty interests	121	0.1%	1,100	0.8%
Equity securities
Membership and partnership units	1,716	1.0%	856	0.6%
Participating preferred stock	4,312	2.5%	500	0.3%
Common stock	3,235	1.9%	1,197	0.8%
Warrants	339	0.2%	1,355	0.9%
Total equity securities	9,602	5.6%	3,908	2.6%
Total investments	$172,602	100.0%	$145,057	100.0%

NGP CAPITAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 11: Fair Value  – (continued)

	December 31, 2010
(Dollar amounts in thousands)	Cost	% of total	Fair Value	% of total
Senior secured debt	$154,653	64.9%	$154,553	71.6%
Senior convertible notes	6,532	2.7%	6,677	3.1%
Senior corporate notes	11,489	4.8%	10,450	4.9%
Limited term royalties	6,548	2.8%	6,548	3.0%
Net profits interests	9,587	4.0%	9,887	4.6%
Royalty interests	2,699	1.1%	11,960	5.5%
Equity securities
Membership and partnership units	39,377	16.5%	13,016	6.0%
Participating preferred stock	4,312	1.8%	750	0.3%
Common stock	3,235	1.4%	2,153	1.0%
Warrants	69	0.0%	69	0.0%
Total equity securities	46,993	19.7%	15,988	7.3%
Total investments	$238,501	100.0%	$216,063	100.0%

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

NGP CAPITAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 11: Fair Value  – (continued)

Fair value accounting classifies financial assets and liabilities in their entirety based on the lowest level of input that is significant to the estimated fair value measurement. Our assessment of the significance of a particular input to the estimated fair value measurement requires judgment, and may affect the valuation of assets and liabilities and their placement within the fair value hierarchy levels. We did not have any liabilities measured at fair value at December 31, 2011 or 2010. The following tables set forth our financial assets by level within the fair value hierarchy that we accounted for at fair value as of December 31, 2011 and 2010.

	Fair Value Measurements as of December 31, 2011 (In Thousands)
Assets at Fair Value	Total	Quoted Prices in Active Markets (Level 1)	Prices with Observable Market Inputs (Level 2)	Unobservable Inputs (Level 3)
Control investments
Equity securities	$150	$—	$—	$150
Total control investments	150	—	—	150
Affiliate investments
Senior unsecured debt	11,265	—	—	11,265
Equity securities	2,233	—	1,197	1,036
Total affiliate investments	13,498	—	1,197	12,301
Non-affiliate investments
Senior secured debt	85,068	—	—	85,068
Senior convertible notes	8,103	—	8,103	—
Limited term royalties	28,443	—	—	28,443
Net profits interests	3,483	—	—	3,483
Contingent earn-out	3,270	—	—	3,270
Commodity derivative instruments	417	—	417	—
Royalty interests	1,100	—	—	1,100
Equity securities	1,525	—	—	1,525
Total non-affiliate investments	131,409	—	8,520	122,889
Total assets at fair value	$145,057	$—	$9,717	$135,340

NGP CAPITAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 11: Fair Value  – (continued)

	Fair Value Measurements as of December 31, 2010 (In Thousands)
Assets at Fair Value	Total	Quoted Prices in Active Markets (Level 1)	Prices with Observable Market Inputs (Level 2)	Unobservable Inputs (Level 3)
Control investments
Senior secured debt	$49,223	$—	$—	$49,223
Royalty interests	10,450	—	—	10,450
Equity securities	11,300	—	—	11,300
Total control investments	70,973	—	—	70,973
Affiliate investments
Senior secured debt	29,146	—	—	29,146
Equity securities	3,918	—	2,153	1,765
Total affiliate investments	33,064	—	2,153	30,911
Non-affiliate investments
Senior secured debt	76,184	—	—	76,184
Senior convertible notes	6,677	—	6,677	—
Senior corporate notes	10,450	—	10,450	—
Limited term royalties	6,548	—	—	6,548
Net profits interests	9,887	—	—	9,887
Royalty interests	1,510	—	—	1,510
Equity securities	770	—	—	770
Total non-affiliate investments	112,026	—	17,127	94,899
Total assets at fair value	$216,063	$—	$19,280	$196,783

The following tables present rollforwards of the changes in the estimated fair value during the years ended December 31, 2011 and 2010 for all investments for which we determine estimated fair value using unobservable (Level 3) factors. During the year ended December 31, 2011, none of the investments in portfolio companies changed between the categories of Control Investments — Majority Owned, Affiliate Investments and Non-Affiliate Investments and there were no transfers between Levels. During the year ended December 31, 2010, we transferred our investment in Resaca common stock and our investments in senior corporate notes from Level 3 to Level 2 due to changes in observability of significant inputs.

NGP CAPITAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 11: Fair Value  – (continued)

Rollforward of YTD 2011 Assets at Fair Value Using Unobservable Inputs (Level 3) at December 31, 2011
(In Thousands)

	Control Investments	Affiliate Investments	Non-affiliate Investments	Total Investments
Fair value December 31, 2010
Senior secured debt	$49,223	$29,146	$76,184	$154,553
Limited term royalties	—	—	6,548	6,548
Net profits interests	—	—	9,887	9,887
Royalty interests	10,450	—	1,510	11,960
Equity securities	11,300	1,765	770	13,835
Total fair value December 31, 2010	70,973	30,911	94,899	196,783
Net amortization of premiums, discounts and fees
Senior secured debt	1,390	137	282	1,809
Senior unsecured debt	—	52	—	52
Limited term royalties	—	—	(2)	(2)
Net profits interests	—	—	(37)	(37)
Royalty interests	(17)	—	(33)	(50)
Total net amortization of premiums, discounts and fees	1,373	189	210	1,772
Net realized gains (losses)
Royalty interests	2,286	—	1,975	4,261
Equity securities	(35,264)	—	995	(34,269)
Total realized gains (losses)	(32,978)	—	2,970	(30,008)
Net unrealized gains (losses)
Senior secured debt	100	(20,460)	(2,891)	(23,251)
Senior unsecured debt	—	198	—	198
Net profits interests	—	—	(17)	(17)
Contingent earn-out	—	—	3,270	3,270
Royalty interests	(7,931)	—	(352)	(8,283)
Equity securities	26,511	(979)	735	26,267
Total net unrealized gains (losses)	18,680	(21,241)	745	(1,816)

NGP CAPITAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 11: Fair Value  – (continued)

Rollforward of YTD 2011 Assets at Fair Value Using Unobservable Inputs (Level 3) at
December 31, 2011 – (continued)
(In Thousands)

	Control Investments	Affiliate Investments	Non-affiliate Investments	Total Investments
Purchases
Senior secured debt	10,291	—	38,933	49,224
Senior unsecured debt	—	9,750	—	9,750
Limited term royalties	—	—	40,026	40,026
Equity securities	—	250	25	275
Total purchases	10,291	10,000	78,984	99,275
Payment-in-kind
Senior secured debt	4,547	1,177	241	5,965
Senior unsecured debt	—	1,265	—	1,265
Total payment-in-kind	4,547	2,442	241	7,230
Sales and repayments
Senior secured debt	(65,551)	(10,000)	(27,681)	(103,232)
Limited term royalties	—	—	(18,129)	(18,129)
Net profits interests	—	—	(6,350)	(6,350)
Royalty interests	(4,788)	—	(2,000)	(6,788)
Equity securities	(2,397)	—	(1,000)	(3,397)
Total sales and repayments	(72,736)	(10,000)	(55,160)	(137,896)
Fair value December 31, 2011
Senior secured debt	—	—	85,068	85,068
Senior unsecured debt	—	11,265	—	11,265
Limited term royalties	—	—	28,443	28,443
Net profits interests	—	—	3,483	3,483
Contingent earn-out	—	—	3,270	3,270
Royalty interests	—	—	1,100	1,100
Equity securities	150	1,036	1,525	2,711
Total fair value December 31, 2011	$150	$12,301	$122,889	$135,340

Of the $(1.8) million in net unrealized gains (losses) presented in the table above, $(20.1) million was attributable to assets we held at December 31, 2011. We present net unrealized gains (losses) on our Consolidated Statements of Operations as “Net unrealized appreciation (depreciation) on investments.”

NGP CAPITAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 11: Fair Value  – (continued)

Rollforward of YTD 2010 Assets at Fair Value Using Unobservable Inputs (Level 3) at December 31, 2010
(In Thousands)

	Control Investments	Affiliate Investments	Non-affiliate Investments	Total Investments
Fair value December 31, 2009
Senior secured debt	$48,020	$25,693	$53,365	$127,078
Senior corporate notes	—	—	9,062	9,062
Limited term royalties	—	—	20,577	20,577
Net profits interests	—	—	11,013	11,013
Royalty interests	5,830	—	1,500	7,330
Equity securities	18,600	5,886	510	24,996
Commodity derivative instruments	—	—	49	49
Total fair value December 31, 2009	72,450	31,579	96,076	200,105
Transfers in (out) of Level 3
Senior corporate notes	—	—	(9,062)	(9,062)
Equity securities	—	(4,087)	—	(4,087)
Total transfers in (out) of Level 3	—	(4,087)	(9,062)	(13,149)
Net amortization of premiums, discounts and fees
Senior secured debt	542	239	332	1,113
Limited term royalties	—	—	(9,336)	(9,336)
Net profits interests	—	—	(31)	(31)
Royalty interests	(36)	—	(65)	(101)
Total net amortization of premiums, discounts and fees	506	239	(9,100)	(8,355)
Net realized gains (losses)
Senior secured debt	(32,780)	—	—	(32,780)
Royalty interests	178	—	23	201
Equity securities	(696)	—	—	(696)
Total realized gains (losses)	(33,298)	—	23	(33,275)
Net unrealized gains (losses)
Senior secured debt	33,180	—	—	33,180
Limited term royalties	—	—	3,694	3,694
Net profits interests	—	—	(50)	(50)
Royalty interests	4,671	—	42	4,713
Equity securities	(10,240)	—	250	(9,990)
Commodity derivative instruments	—	—	(19)	(19)
Total net unrealized gains (losses)	27,611	—	3,917	31,528

NGP CAPITAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 11: Fair Value  – (continued)

Rollforward of YTD 2010 Assets at Fair Value Using Unobservable Inputs (Level 3) at
December 31, 2010 – (continued)
(In Thousands)

	Control Investments	Affiliate Investments	Non-affiliate Investments	Total Investments
Purchases
Senior secured debt	16,696	1,282	26,852	44,830
Net profits interests	—	—	2	2
Royalty interests	—	—	10	10
Equity securities	16,447	—	10	16,457
Total purchases	33,143	1,282	26,874	61,299
Payment-in-kind
Senior secured debt	2,565	1,982	—	4,547
Total payment-in-kind	2,565	1,982	—	4,547
Sales and repayments
Senior secured debt	(19,000)	(50)	(4,365)	(23,415)
Limited term royalties	—	—	(8,387)	(8,387)
Net profits interests	—	—	(1,047)	(1,047)
Royalty interests	(193)	—	—	(193)
Equity securities	(12,811)	(34)	—	(12,845)
Commodity derivative instruments	—	—	(30)	(30)
Total sales and repayments	(32,004)	(84)	(13,829)	(45,917)
Fair value December 31, 2010
Senior secured debt	49,223	29,146	76,184	154,553
Limited term royalties	—	—	6,548	6,548
Net profits interests	—	—	9,887	9,887
Royalty interests	10,450	—	1,510	11,960
Equity securities	11,300	1,765	770	13,835
Total fair value December 31, 2010	$70,973	$30,911	$94,899	$196,783

Of the $31.5 million in net unrealized gains (losses) presented in the table above, $(5.8) million was attributable to assets we held at December 31, 2010.

NGP CAPITAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 12: Commodity Derivative Instruments

We use commodity derivative instruments from time to time to manage our exposure to commodity price fluctuations. We use all of our derivatives for risk management purposes and do not hold any amounts for speculative or trading purposes. These contracts generally consist of options contracts on underlying commodities. We do not designate these instruments as hedging instruments for financial accounting purposes and, as a result, we recognize the change in the instruments’ fair value currently on the Consolidated Statement of Operations as net increase (decrease) in unrealized appreciation (depreciation) on investments. The realized gains (losses) on commodity derivatives consist of payments received on favorable expired options less the cost of all expired positions, and we recognized these gains in investment income.

In June 2008, we acquired a limited term volume-denominated royalty interest from ATP Oil & Gas Corporation, or ATP, and received royalty payments from this investment that were subject to fluctuations in natural gas and oil prices. To manage this risk, we purchased oil and natural gas put option contracts on approximately 93% of our royalty interest. All of these commodity derivative instruments were expired as of January 31, 2010.

In 2011, we acquired an additional limited term royalty interest from ATP and on December 29, 2011, we purchased a series of oil put options, expiring in July 2012 through September 2013, to provide insurance against downside price movements. At December 31, 2011, we had oil put options covering 141,000 barrels of oil at a strike price of $65 per barrel, expiring July 2012 through September 2013, with an aggregate fair value of $417,000.

The components of gains (losses) on commodity derivative instruments are as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Unrealized losses on commodity derivatives	$—	$(19)	$(7,420)
Realized gains on commodity derivatives	—	16	6,000
Net losses on commodity derivative instruments	$—	$(3)	$(1,420)

NGP CAPITAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 13: Financial Highlights

	Year Ended December 31,
Per Share Data(1)	2011	2010	2009	2008	2007
Net asset value, beginning of period	$10.90	$11.10	$12.15	$14.14	$13.96
Increase in net assets as a result of secondary public stock offering	—	—	—	0.40	—
Underwriting discounts and commissions related to secondary public stock offering	—	—	—	(0.15)	—
Other costs related to secondary stock offering	—	—	—	(0.03)	—
Net increase in net assets from secondary public stock offering	—	—	—	0.22	—
Net asset value after public stock offering	10.90	11.10	12.15	14.36	13.96
Net investment income	0.73	0.53	0.45	0.86	1.10
Net realized and unrealized gain (loss) on investments(2)	(1.65)	(0.04)	(0.86)	(1.46)	0.52
Net increase (decrease) in net assets resulting from operations	(0.92)	0.49	(0.41)	(0.60)	1.62
Dividends declared	(0.72)	(0.69)	(0.64)	(1.61)	(1.44)
Net asset value, end of period	$9.26	$10.90	$11.10	$12.15	$14.14
Market value, beginning of period	$9.20	$8.13	$8.37	$15.63	$16.75
Market value, end of period	$7.19	$9.20	$8.13	$8.37	$15.63
Market value return(3)	(14.6%)	22.4%	6.3%	(39.4%)	2.0%
Net asset value return(3)	(7.1%)	6.2%	0.0%	(2.8%)	10.7%
Senior Securities Data
Total borrowings (in thousands)	$50,000	$50,000	$67,500	$120,000	$216,000
Asset coverage ratio(4)(5)	513%	583%	470%	333%	221%
Asset coverage per unit(5)	$5,131	$5,832	$4,695	$3,325	$2,214
Ratios and Supplemental Data ($ and shares in thousands)
Net assets, end of period	$200,266	$235,726	$240,175	$262,836	$247,416
Average net assets	$217,996	$237,951	$251,506	$255,126	$245,337
Common shares outstanding end of period	21,628	21,628	21,628	21,628	17,500
Net investment income/average net assets	7.3%	4.8%	3.9%	7.3%	7.8%
Portfolio turnover rate	83.6%	31.8%	31.4%	29.2%	51.5%
Total operating expenses/average net assets	5.5%	5.1%	5.8%	7.4%	7.4%
Additional Ratios
Total operating expenses less management and incentive fees and interest expense/average net assets	2.4%	2.2%	2.1%	1.8%	1.6%
Total operating expenses less management and incentive fees/average net assets	3.0%	2.8%	3.3%	4.4%	4.6%
Net increase (decrease) in net assets resulting from operations/average net assets	(9.1%)	4.4%	(3.5%)	(5.3%)	11.4%

(1)	Per Share Data is based on weighted average number of common shares outstanding for the period.
(2)	Calculated as a balancing amount necessary to reconcile the change in net assets value per share with other per share information presented. This amount may not agree with the aggregate gains and losses for the period because the difference in the net asset value at the beginning and end of the period may not equal the per share changes of the line items disclosed.

NGP CAPITAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 13: Financial Highlights  – (continued)

(3)	Return calculations assume reinvestment of dividends and are not annualized.
(4)	As a business development company, we are generally required to maintain a ratio of at least 200% of total assets, less all liabilities and indebtedness not represented by senior securities, to total borrowings and guaranty commitments.
(5)	Asset coverage ratio is the ratio of the carrying value of our total assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities represented by indebtedness (including interest payable and guarantees). Asset coverage per unit is the asset coverage ratio expressed in terms of dollar amounts per one thousand dollars of indebtedness.

Note 14: Selected Quarterly Financial Data (unaudited)

As discussed in Note 3 elsewhere herein, we corrected our method of categorizing income tax provision (benefit) among the income categories on our consolidated statements of operations in the third quarter of 2011. For periods for which revised financial statements have not been reported, the following table shows the applicable line items as originally reported and the revised amounts. See Note 3 for further discussion.

	Investment Income		Net Investment Income		Net Realized and Unrealized Gain (Loss) on Investments		Net Increase (Decrease) in Net Assets Resulting from Operations
Quarter Ended	Total	Per Share	Total	Per Share	Total	Per Share	Total	Per Share
(In Thousands, Except Per Share Amounts)
March 31, 2010 – previously reported	$5,193	$0.24	$2,431	$0.11	$2,577	$0.13	$5,008	$0.24
March 31, 2010 – revised	5,193	0.24	2,129	0.10	2,879	0.14	5,008	0.24
June 30, 2010 – previously reported	6,031	0.28	3,275	0.15	598	0.03	3,873	0.18
June 30, 2010 – revised	6,031	0.28	3,031	0.14	842	0.04	3,873	0.18
September 30, 2010	6,246	0.29	3,163	0.15	(3,099)	(0.15)	64	0.00
December 31, 2010 – previously reported	6,115	0.28	3,166	0.15	(1,637)	(0.08)	1,529	0.07
December 31, 2010 – revised	6,115	0.28	3,117	0.14	(1,588)	(0.07)	1,529	0.07
March 31, 2011 – previously reported	6,555	0.30	2,998	0.14	(6,257)	(0.29)	(3,259)	(0.15)
March 31, 2011 – revised	6,555	0.30	3,691	0.17	(6,950)	(0.32)	(3,259)	(0.15)
June 30, 2011 – previously reported	9,060	0.42	4,400	0.20	(20,794)	(0.96)	(16,394)	(0.76)
June 30, 2011 – revised	9,060	0.42	5,687	0.26	(22,081)	(1.02)	(16,394)	(0.76)
September 30, 2011	7,319	0.34	4,270	0.20	(4,206)	(0.20)	64	0.00
December 31, 2011	4,969	0.23	2,161	0.10	(2,460)	(0.11)	(299)	(0.01)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

We maintain controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act), designed to ensure that information required to be disclosed in our reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures.

In connection with the preparation of this Annual Report on Form 10-K, as of the end of the fiscal period covered by this Annual Report on Form 10-K (December 31, 2011), we performed an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K conducted by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in providing reasonable assurance (i) that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) that such information is accumulated and communicated to management in a manner that allows timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act.

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

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2011. In making its assessment of internal control over financial reporting, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commissions (COSO) in Internal Control — Integrated Framework. Based on the results of this evaluation, management has determined that, as of December 31, 2011, our internal control over financial reporting is effective based on the criteria in Internal Control — Integrated Framework issued by COSO.

Our independent registered public accounting firm that has audited our financial statements has also audited the effectiveness of our internal control over financial reporting as of December 31, 2011, as stated in their report included herein.

Changes in Internal Control Over Financial Reporting

No changes to our internal control over financial reporting occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act).

Item 9B. Other Information.

None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance.

We hereby incorporate by reference the information required by Item 10 of Form 10-K from the information appearing in our definitive Proxy Statement relating to its 2012 annual meeting of stockholders, which will be filed pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2011.

Code of Ethics

We have adopted a code of business conduct and ethics applicable to our directors, officers (including our principal executive officer, principal compliance officer, principal financial officer, and controller, or persons performing similar functions) and employees. In addition, we and our Manager have adopted a joint code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to such code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. Copies of our code of business conduct and ethics and joint code of ethics will be provided to any person, without charge, upon request. Contact L. Scott Biar at 713-752-0062 to request a copy or send the request to NGP Capital Resources Company, Attn: L. Scott Biar, 909 Fannin Street, Suite 3800, Houston, Texas 77010. Additionally, our code of business conduct and ethics is available on our corporate website, www.ngpcrc.com, in the Corporate Governance section. If any substantive amendments are made to our code of business conduct and ethics or if we grant any waiver, including any implicit waiver, from a provision of the code to any of our executive officers and directors, we will disclose the nature of such amendment or waiver in a report on Form 8-K.

Item 11. Executive Compensation.

We hereby incorporate by reference the information required by Item 11 of Form 10-K from the information appearing in our definitive Proxy Statement relating to our 2012 annual meeting of stockholders, which will be filed pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2011.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We hereby incorporate by reference the information required by Item 12 of Form 10-K from the information appearing in our definitive Proxy Statement relating to our 2012 annual meeting of stockholders, which will be filed pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2011.

Item 13. Certain Relationships and Related Transactions.

We hereby incorporate by reference the information, if any, required by Item 13 of Form 10-K from the information, if any, appearing in our definitive Proxy Statement relating to our 2012 annual meeting of stockholders, which will be filed pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2011.

Item 14. Principal Accountant Fees and Services.

We hereby incorporate by reference the information required by Item 14 of Form 10-K from the information appearing in our definitive Proxy Statement relating to our 2012 annual meeting of stockholders, which will be filed pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2011.

PART IV.

Item 15. Exhibits, Financial Statement Schedules.

(a)  We are filing the following documents as a part of this report:

(1)  Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010

Consolidated Statement of Operations for the years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Changes in Net Assets for the years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009

Consolidated Schedule of Investments as of December 31, 2011

Consolidated Schedule of Investments as of December 31, 2010

Notes to Consolidated Financial Statements

(2)  Financial Statement Schedules

Schedule 12-14 Investments in and Advances to Affiliates

(b)  Exhibits required to be filed by Item 601 of Regulation S-K

See “Index to Exhibits” following the signature page for a description of the exhibits filed as part of this Annual Report on Form 10-K.

Schedule 12 – 14

NGP CAPITAL RESOURCES COMPANY

SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES(1)
December 31, 2011
(In Thousands)

Portfolio Company	Investment(2)		Year Ended December 31, 2011 Amount of Interest or Royalties Credited to Income(6)	As of December 31, 2010 Fair Value	Gross Additions(3)	Gross Reductions(4)	As of December 31, 2011 Fair Value
Control Investments – Majority Owned
Alden Resources, LLC	Term Loan – Tranche A		$2,784	$15,007	$1,490	$(16,497)	$—
	Term Loan – Tranche B		4,547	19,520	4,547	(24,067)	—
	Term Loan – Working Capital Revolver		656	3,000	7,350	(10,350)	—
	Class E Units		—	5,800	—	(5,800)	—
	Royalty Interest		1,124	10,300	—	(10,300)	—
BSR Holdings, LLC	LLC Units		—	—	—	—	—
	Overriding Royalty Interest		21	—	—	—	—
DeanLake Operator, LLC	Class A Preferred Units		—	3,500	—	(3,350)	150
	Overriding Royalty Interest		11	50	—	(50)	—
Gatliff Services, LLC	Term Loan		618	11,696	2,941	(14,637)	—
	Membership Units		—	1,100	—	(1,100)	—
Rubicon Energy Partners, LLC	LLC Units (4,000 units)		—	—	—	—	—
TierraMar Energy, LP	Class A Preferred LP Units		—	900	—	(900)	—
	Overriding Royalty Interest		39	100	—	(100)	—
Subtotal – Interest & Dividend Income			8,605
Subtotal – Royalty Income			1,195	—	—	—	—
Subtotal Control Investments – Majority Owned			$9,800	$70,973	$16,328	$(87,151)	$150
Affiliate Investments
BioEnergy Holding, LLC	Senior Secured Notes	(5)	$222	$14,302	$1,209	$(15,511)	$—
	BioEnergy Holding Units		—	1,297	—	(1,297)	—
	Myriant Technologies Warrants		—	49	15	—	64
	Myriant Technologies Units		—	419	287	—	706
Bionol Clearfield, LLC	Senior Secured Notes	(5)	(360)	4,950	—	(4,950)	—
Resaca Exploitation Inc.	Senior Secured		—	9,894	106	(10,000)	—
	Revolving Credit Facility
	Senior Unsecured Term Loan		1,463	—	11,265	—	11,265
	Warrants		—	—	266	—	266
	Common Stock		—	2,153	—	(956)	1,197
Subtotal Affiliate Investments			$1,325	$33,064	$13,148	$(32,714)	$13,498

NGP CAPITAL RESOURCES COMPANY

SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES(1)
December 31, 2011
(continued)

NOTES TO SCHEDULE OF INVESTMENTS IN AND ADVANCE TO AFFILIATES

(1)	This schedule should be read in conjunction with our Consolidated Financial Statements.
(2)	Warrants, units and common stock are generally non-income producing and restricted. The principal amount for debt, number of shares of common stock or number, or percentage of, units is shown in the Consolidated Schedule of Investments as of December 31, 2011.
(3)	Gross additions include increases in investments resulting from new portfolio company investments, payment-in-kind interest or dividends, the amortization of discounts or fees, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category. Gross additions also include net increases in unrealized appreciation or net decreases in unrealized depreciation.
(4)	Gross reductions include decreases in the cost basis resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category. Gross reductions also include increases in net unrealized depreciation or net decreases in unrealized appreciation.
(5)	Debt security is on non-accrual status at December 31, 2011 and is therefore considered non-income producing. Debt securities on non-accrual status at the end of the period may or may not have been on non-accrual status for the full period.
(6)	Represents the total amount of interest, dividends or royalties, net of amortization, credited to income for the portion of the year an investment was included in the companies Control Investments — Majority Owned or Affiliate categories, respectively.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NGP CAPITAL RESOURCES COMPANY
By: /s/ Stephen K. Gardner Stephen K. Gardner President and Chief Executive Officer

Date: March 9, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. This document may be executed by the signatories hereto on any number of counterparts, all of which constitute one and the same instrument.

Signature	Title
/s/ STEPHEN K. GARDNER Stephen K. Gardner	President and Chief Executive Officer (Principal Executive Officer)
/s/ L. SCOTT BIAR L. Scott Biar	Chief Financial Officer, Secretary, Treasurer and Chief Compliance Officer (Principal Financial and Accounting Officer)
/s/ KENNETH A. HERSH Kenneth A. Hersh	Director and Chairman of the Board
/s/ DAVID R. ALBIN David R. Albin	Director
/s/ EDWARD W. BLESSING Edward W. Blessing	Director
/s/ LON C. KILE Lon C. Kile	Director
/s/ JAMES R. LATIMER, III James R. Latimer, III	Director

Exhibits No.	Exhibit
3.1	Articles of Incorporation (filed as Exhibit (a)(1) to the Company’s Registration Statement on Form N-2 filed on August 16, 2004 (Registration No. 333-118279) and incorporated herein by reference)
3.2	Articles of Amendment and Restatement (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference)
3.3	Bylaws (filed as Exhibit (b) to the Company’s Registration Statement on Form N-2 filed on August 16, 2004 (Registration No. 333-118279) and incorporated herein by reference)
4.1	Form of Stock Certificate (filed as Exhibit (d) to the Company’s Pre-Effective Amendment No. 2 to Registration Statement on Form N-2 filed on October 7, 2004 (Registration No. 333-118279) and incorporated herein by reference)
4.2	Dividend Reinvestment Plan (filed as Exhibit (e) to the Company’s Registration Statement on Form N-2 filed on August 16, 2004 (Registration No. 333-118279) and incorporated herein by reference)
10.1	Investment Advisory Agreement between the Company and NGP Investment Advisor, LP (filed as Exhibit (g) to the Company’s Pre-Effective Amendment No. 1 to Registration Statement on Form N-2 filed on September 24, 2004 (Registration No. 333-118279) and incorporated herein by reference)
10.2	Administration Agreement between the Company and NGP Administration, LLC (filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference)
10.3	Trademark License Agreement between the Company and NGP energy Capital Management, L.L.C. (formerly known as Natural Gas Partners, L.L.C.) (filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference)
10.4	Form of Indemnity Agreement (filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference)
10.5	Amended and Restated Revolving Credit Agreement, dated as of August 31, 2006, between the Company, the lenders from time to time party thereto and SunTrust Bank, as administrative agent for the lenders (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference)
10.6	Treasury Secured Revolving Credit Agreement, dated as of August 31, 2006, between the Company, the lenders from time to time party thereto and SunTrust Bank as administrative agent for the lenders (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference)
10.7	Custody Agreement between Registrant and Wells Fargo Bank, N.A. (filed as Exhibit (j)(1) to the Company’s Registration Statement on Form N-2 filed October 15, 2007 (Registration No. 333-146715) and incorporated herein by reference)
10.8	Amendment No. 1 to Custody Agreement between Registrant and Wells Fargo Bank, N.A. (filed as Exhibit (j)(2) to the Company’s Pre-Effective Amendment No. 1 to Registration Statement on Form N-2 filed September 24, 2004 (Registration No. 333-118279) and as Exhibit 10.8 to the Company’s Annual Report on form 10-K on March 13, 2008 and incorporated herein by reference)
10.9	Amendment No. 2 to Custody Agreement between Registrant and Wells Fargo Bank, N.A. (filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K on March 13, 2008 and incorporated herein by reference)
10.10	First Amendment to Amended and Restated Revolving Credit Agreement effective as of August 31, 2006, between the Company, the lenders from time to time party thereto and SunTrust Bank (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q on November 9, 2007 and incorporated herein by reference)

Exhibits No.	Exhibit
10.11	First Amendment to Treasury Secured Revolving Credit Agreement effective as of August 31, 2006, between the Company, the lenders from time to time party thereto and SunTrust Bank (filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q on November 9, 2007 and incorporated herein by reference)
10.12	Second Amendment to Treasury Secured Revolving Credit Agreement effective as of September 28, 2007, between the Company, the lenders from time to time party thereto and SunTrust Bank (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on October 24, 2007 and incorporated herein by reference)
10.13	Second Amendment to Amended and Restated Revolving Credit Agreement effective as of March 13, 2008, between the Company, the lenders from time to time party thereto and SunTrust Bank (filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q on May 8, 2008 and incorporated herein by reference)
10.14	Third Amendment to Treasury Secured Revolving Credit Agreement effective as of March 13, 2008, between the Company, the lenders from time to time party thereto and SunTrust Bank (filed as Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q on May 8, 2008 and incorporated herein by reference)
10.15	Third Amendment to Amended and Restated Revolving Credit Agreement effective as of September 29, 2008, between the Company, the lenders from time to time party thereto and SunTrust Bank (filed as Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q on November 10, 2008 and incorporated herein by reference)
10.16	Fourth Amendment to Treasury Secured Revolving Credit Agreement effective as of September 29, 2008, between the Company, the lenders from time to time party thereto and SunTrust (filed as Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q on November 10, 2008 and incorporated herein by reference)
10.17	Fourth Amendment to Amended and Restated Revolving Credit Agreement effective as of October 2, 2009, between the Company, the lenders from time to time party thereto and SunTrust Bank (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on October 6, 2009 and incorporated herein by reference)
10.18	Treasury Secured Revolving Credit Agreement effective as of March 31, 2011, between the Company, the lenders from time to time party thereto and SunTrust Bank (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on April 6, 2011 and incorporated herein by reference)
10.19	Consent and Fifth Amendment to Amended and Restated Revolving Credit Agreement effective as of March 31, 2011, between the Company, the lenders from time to time party thereto and SunTrust Bank (filed as Exhibit 10.2 to the Company’s Current Report on form 8-K on April 6, 2011 and incorporated herein by reference)
10.20	Second Amended and Restated Revolving Credit Agreement effective as of December 6, 2011, between the Company, the lenders from time to time party thereto and SunTrust Bank (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on December 6, 2011 and incorporated herein by reference)
14.1	Code of Business Conduct and Ethics for members of the Board of Directors, Officers and Employees (filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference)
14.2	Amended and Restated Joint Code of Ethics by and between the Company and NGP Investment Advisor, LP, adopted December 3, 2009 (filed as Exhibit 14.3 to the Company’s Annual Report on Form 10-K on March 31, 2010 and incorporated herein by reference)
21.1*	Subsidiaries
31.1*	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Executive Officer
31.2*	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Financial Officer

Exhibits No.	Exhibit
32.1*	Section 1350 Certification by the Chief Executive Officer
32.2*	Section 1350 Certification by the Chief Financial Officer

*	Filed herewith.