Form 10-Q
period 2012-03-31
NGP Capital Resources Co
filed 2012-05-10
CIK 1297704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _______________

Commission file number: 814-00672

NGP Capital Resources Company

(Exact name of registrant as specified in its charter)

Maryland	20-1371499
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

909 Fannin, Suite 3800 Houston, Texas	77010
(Address of principal executive offices)	(Zip Code)

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

As of May 8, 2012, there were 21,628,202 shares of the registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Amounts)

	March 31,	December 31,
	2012	2011
	(Unaudited)
Assets
Investments in portfolio securities at fair value
Control investments - majority owned
(cost: $0 and $0, respectively)	$-	$150
Affiliate investments
(cost: $37,156 and $36,778, respectively)	13,357	13,498
Non-affiliate investments
(cost: $120,964 and $135,824, respectively)	118,492	131,409
Total investments	131,849	145,057
Cash and cash equivalents	81,070	106,570
Accounts receivable and other current assets	212	1,442
Interest receivable	545	792
Prepaid assets	2,565	2,720
Total current assets	84,392	111,524
Total assets	$216,241	$256,581

Liabilities and net assets
Current liabilities
Accounts payable and accrued expenses	$594	$739
Management and incentive fees payable	1,084	1,190
Payables for investment securities purchased	-	417
Dividends payable	2,595	3,893
Income taxes payable	78	66
Total current liabilities	4,351	6,305
Deferred tax liabilities	8	10
Long-term debt	10,000	50,000
Total liabilities	14,359	56,315
Commitments and contingencies (Note 7)
Net assets
Common stock, $.001 par value, 250,000,000 shares authorized;
21,628,202 shares issued and outstanding	22	22
Paid-in capital in excess of par	255,486	255,486
Undistributed net investment income (loss)	(147)	(518)
Undistributed net realized capital gain (loss)	(30,316)	(30,286)
Net unrealized appreciation (depreciation) on investments	(23,163)	(24,438)
Total net assets	201,882	200,266
Total liabilities and net assets	$216,241	$256,581
Net asset value per share	$9.33	$9.26

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

(Unaudited)

	For The Three Months Ended March 31,
	2012	2011
Investment income
Interest income:
Control investments - majority owned	$-	$1,356
Affiliate investments	378	952
Non-affiliate investments	4,839	3,479
Royalty income, net of amortization:
Control investments - majority owned	-	478
Non-affiliate investments	146	256
Other income	256	34
Total investment income	5,619	6,555
Operating expenses
Interest expense and bank fees	334	309
Management and incentive fees	1,084	1,333
Professional fees	202	199
Insurance expense	180	183
Other general and administrative expenses	841	830
Total operating expenses	2,641	2,854
Income tax provision (benefit), net	12	10
Net investment income	2,966	3,691
Net realized capital gain (loss) on investments
Control investments - majority owned	(30)	81
Non-affiliate investments	-	(606)
Total net realized capital loss on investments	(30)	(525)
Net unrealized appreciation (depreciation) on investments
Control investments - majority owned	(150)	3,427
Affiliate investments	(520)	(11,194)
Non-affiliate investments	1,943	1,340
Benefit (provision) for taxes on unrealized
appreciation (depreciation) on investments	2	2
Total net unrealized appreciation (depreciation)
on investments	1,275	(6,425)
Net increase (decrease) in net assets resulting
from operations	$4,211	$(3,259)
Net increase (decrease) in net assets resulting
from operations per common share	$0.19	$(0.15)

Dividends declared per common share	$0.12	$0.18
Weighted average shares outstanding - basic and diluted	21,628	21,628

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

(In Thousands)

(Unaudited)

			Paid-in		Undistributed	Net Unrealized
			Capital	Undistributed	Net Realized	Appreciation
	Common Stock		in Excess	Net Investment	Capital	(Depreciation)	Total
	Shares	Amount	of Par	Income (Loss)	Gain (Loss)	on Investments	Net Assets
Balance at December 31, 2011	21,628	$22	$255,486	$(518)	$(30,286)	$(24,438)	$200,266
Net increase (decrease)
in net assets resulting
from operations	-	-	-	2,966	(30)	1,275	4,211
Dividends declared	-	-	-	(2,595)	-	-	(2,595)
Balance at March 31, 2012	21,628	$22	$255,486	$(147)	$(30,316)	$(23,163)	$201,882

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	For The Three Months Ended March 31,
	2012	2011
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$4,211	$(3,259)
Adjustments to reconcile net increase (decrease) in
net assets resulting from operations to net cash
provided by (used in) operating activities:
Payment-in-kind interest	(364)	(1,460)
Net amortization of premiums, discounts and fees	(472)	465
Net realized capital loss on investments	30	525
Net unrealized (appreciation) depreciation on investments	(1,273)	6,426
Net deferred income tax provision (benefit)	(2)	(2)
Effects of changes in operating assets and liabilities:
Accounts receivable and other current assets	1,230	1,780
Interest receivable	247	1,345
Prepaid assets	155	108
Payables and accrued expenses	(239)	(23)
Purchase of investments in portfolio securities	(8,444)	(14,757)
Proceeds from redemption of investments in portfolio securities	23,314	27,851
Purchase of investments in U.S. Treasury Bills	-	(30,600)
Net cash provided by (used in) operating activities	18,393	(11,601)
Cash flows from financing activities
Borrowings under revolving credit facilities	10,000	55,000
Repayments on revolving credit facilities	(50,000)	(50,000)
Dividends paid	(3,893)	(3,893)
Net cash provided by (used in) financing activities	(43,893)	1,107
Net decrease in cash and cash equivalents	(25,500)	(10,494)
Cash and cash equivalents, beginning of period	106,570	68,457
Cash and cash equivalents, end of period	$81,070	$57,963

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED SCHEDULE OF INVESTMENTS

MARCH 31, 2012

(In Thousands, Except Share Amounts and Percentages)

(Unaudited)

Portfolio Company	Industry Segment	Investment (1)	Principal	Cost	Fair Value (2)
Control Investments - Majority Owned (50% or more owned)
DeanLake Operator, LLC (11)	Oil & Natural Gas	Class A membership interests -entitled to 100%		$-	$-
	Production and Development	of distribution of DeanLake Operator, LLC

Rubicon Energy Partners,	Oil & Natural Gas	4,000 LLC Units -
LLC (11)	Production and Development	50% ownership of the assets of
		Rubicon Energy Partners, LLC		-	-

Subtotal Control Investments - Majority Owned (50% or more owned)				$-	$-

Affiliate Investments - (5% to 25% owned)
BioEnergy Holding, LLC (6)	Alternative Fuels and	Senior Secured Notes	$16,662	$15,511	$-
	Specialty Chemicals	(15%, due 3/06/2015) (4)
		BioEnergy Holding Units - 11.1% of		1,297	-
		outstanding units of BioEnergy Holdings, LLC
		Myriant Corporation - 0.55% of outstanding		419	706
		common shares of Myriant Corporation
		Myriant Corporation Warrants (8)		49	105

Bionol Clearfield, LLC (6)	Alternative Fuels and	Senior Secured Tranche C	4,950	4,950	-
	Specialty Chemicals	2nd Lien Term Loan
		(LIBOR + 7% cash, LIBOR + 9%
		default, due 9/06/2016) (4)

Resaca Exploitation Inc.	Oil & Natural Gas	Senior Unsecured Term Loan	11,629	11,445	11,629
	Production and Development	(9.5% cash, 12% PIK or 14%
		default, due 12/31/2014) (19)
		Common Stock (1,360,972 shares) -		3,235	900
		representing 6.56% of outstanding common
		stock of Resaca Exploitation Inc. (3) (9)
		Warrants (12)		250	17

Subtotal Affiliate Investments - (5% to 25% owned)				$37,156	$13,357

Non-affiliate Investments - (Less than 5% owned)
Anadarko Petroleum Corporation	Oil & Natural Gas	After-Payout Net Profits Interest	$-	$-	$615
2007-III Drilling Fund	Production and Development	(25% of 3% NPI after 2/29/2012
		loan repayment, expires 3/31/2015)

ATP Oil & Gas Corporation - III	Oil & Natural Gas	Limited Term Royalty Interest		22,522	22,499
	Production and Development	(13.2% annual interest, 14% IRR to pay-out)

BP Corporation North America,	Oil & Natural Gas	Put options to sell up to 141,376 Bbls of		417	34
Inc.	Production and Development	crude oil at a strike price of $65.00 per Bbl.
		15 monthly contracts beginning on July 1,
		2012 and expiring on September 30, 2013 (3)

Black Pool Energy	Oil & Natural Gas	Senior Secured Term Loan	15,744	15,744	11,700
Partners, LLC	Production and Development	(The greater of 18% or LIBOR +
		14% default, due 10/24/2011) (17)
		3% Overriding Royalty Interest		8	100
		Warrants (10)		10	-

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED SCHEDULE OF INVESTMENTS

MARCH 31, 2012

(In Thousands, Except Share Amounts and Percentages)

(Unaudited)

(Continued)

Portfolio Company	Industry Segment	Investment (1)	Principal	Cost	Fair Value (2)
Non-affiliate Investments - (Less than 5% owned) - Continued
Castex Energy Development	Oil & Natural Gas	Senior Secured Term Loan	$27,500	$27,031	$27,500
Fund, LLC	Production and Development	(The greater of 11.5% or LIBOR +
		10.5%, due 12/31/2014)
		Castex Class B Units - 5% (15)		0	590

Chroma Exploration &	Oil & Natural Gas	11,595 Shares Series A Participating		2,222	-
Production, Inc.	Production and Developmen	Convertible Preferred Stock (4)
		10,589 Shares Series AA Participating		2,090	190
		Convertible Preferred Stock (4)
		8.11 Shares Common Stock		-	-
		Warrants (5)		-	-

Globe BG, LLC	Coal Production	Contingent earn-out related to July 2011 sale	-	-	3,370
		of royalty interests in Alden Resources, LLC (14)

GMX Resources, Inc.	Oil & Natural Gas	Senior Convertible Notes	12,661	11,616	9,385
	Production and Development	(5%, due 2/1/2013) (3)

Pallas Contour Mining, LLC	Coal Mining	Senior Secured Term Loan	11,161	11,201	11,161
		(17% default, due 10/14/2015) (18)

Powder River Acquisitions, LLC	Oil & Natural Gas	Senior Secured Promissory Note	3,000	3,000	3,000
	Production and Development	(12%, due 6/15/2012) (16)

Southern Pacific Resources	Oil & Natural Gas	Second Lien Term Loan	7,115	7,206	7,115
Corporation	Production and Development	(LIBOR + 8.5% with 2.0% LIBOR floor or
		Prime + 7.5% with 3.0% Prime floor,
		due 1/07/2016)

Spirit Resources, LLC	Oil & Natural Gas	Senior Secured Term Loan	13,050	12,832	13,050
	Production and Development	(The greater of 12% or LIBOR + 8%,
		due 4/27/2015)
		Warrants (13)		25	600

Tammany Oil & Gas, LLC	Oil & Natural Gas	Senior Secured Term Loan	4,933	4,927	4,933
	Production and Development	(The greater of 13% or LIBOR + 8%,
		due 9/30/2012)
		3.33% Overriding Royalty Interest		108	1,200
		Warrants (7)		5	1,450
Subtotal Non-affiliate Investments - (Less than 5% owned)				$120,964	$118,492
TOTAL INVESTMENTS				$158,120	$131,849

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2012
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
(3)	Fair value estimate is determined using prices with observable market inputs (Level 2 hierarchy). See Note 8 of Notes to
Consolidated Financial Statements.
(4)	Non-accrual status.
(5)	Chroma warrants expired without exercise on April 5, 2012 and provided us the right to purchase 2,462 shares of common stock at a
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
(9)	Resaca Exploitation, Inc. stock is listed on the Alternative Investment Market of the London Stock Exchange, denominated in British pounds beginning March 19, 2012, and its reported fair value at March 31, 2012 has been converted to U.S. dollars.
(10)	Black Pool warrants expire seven years after repayment of principal and interest and provide us the right to purchase 25% of membership interest at the exercise price of $0.01 per unit.
(11)	Assets of this portfolio company have been sold. The legal entity, in which we retain an equity interest, is in the process of dissolution.
(12)	Resaca Exploitation, Inc. warrants expire 10 business days following termination of the credit agreement and entitle us to purchase up to
2,420,000 shares of Resaca common stock at a purchase price of $1.92 per share.
(13)	Spirit Resources, LLC penny warrants expire five years after repayment of principal and interest and entitle us to acquire 33% of the
Units of Membership Interest.
(14)	Contingent payment of up to $6.8 million is dependent upon Alden Resources, LLC’s ability to achieve certain sales volume and operating efficiency levels during the three year period ending July 2014.
(15)	Lenders were granted 10% (5% net to NGPC) of the LP interest in Castex Energy Development Fund via Class B LP units that will become effective at the earlier of maturity or a liquidity event in which the Castex Energy Development Fund assets are sold.
(16)	We issued a written notice of default on September 30, 2011 and filed suit against Powder River Acquisitions, LLC ("Powder River")
and an individual guarantor for failure to pay principal and interest when due. In March 2012, we entered into a Forbearance Agreement with Powder River and the guarantor, extending maturity to June 15, 2012 in exchange for payment of all past due interest and reimbursement of our legal fees.
(17)	The Term Loan to Black Pool Energy Partners, LLC matured on October 24, 2011 without repayment. We are currently negotiating with Black Pool toward a potential restructuring of the Term Loan.
(18)	In January 2012, Pallas Contour violated a financial covenant under its Senior Secured Term Loan. Beginning February 1, 2012, the
applicable interest rate under the loan is 17% as long as the covenant violation persists.
(19)	In March 2012, Resaca received a default notice from the agent for its Senior Unsecured Term Loan, regarding the violation of two financial covenants. Beginning March 2, 2012, the applicable interest rate under this loan is 14% as long as the covenant violation persists.

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED SCHEDULE OF INVESTMENTS

DECEMBER 31, 2011

(In Thousands, Except Share Amounts and Percentages)

Portfolio Company	Energy Industry Segment	Investment (1)	Principal	Cost	Fair Value (2)
Control Investments - Majority Owned (50% or more owned)
BSR Holdings, LLC (11)	Oil & Natural Gas	100% of membership interests of		$-	$-
	Production and Development	BSR Holdings, LLC

DeanLake Operator, LLC (11)	Oil & Natural Gas	Class A membership interests - entitled to 100%		-	150
	Production and Development	of distribution of DeanLake Operator, LLC

Rubicon Energy Partners,	Oil & Natural Gas	4,000 LLC Units -
LLC (11)	Production and Development	50% ownership of the assets of
		Rubicon Energy Partners, LLC		-	-
Subtotal Control Investments - Majority Owned (50% or more owned)				$-	$150
Affiliate Investments - (5% to 25% owned)
BioEnergy Holding, LLC (6)	Alternative Fuels and	Senior Secured Notes	$16,662	$15,511	$-
	Specialty Chemicals	(15%, due 3/06/2015) (4)
		BioEnergy Holding Units - 11.1% of		1,297	-
		outstanding units of BioEnergy Holdings, LLC
		Myriant Corporation - 0.55% of outstanding		419	706
		common shares of Myriant Corporation
		Myriant Corporation Warrants (8)		49	64

Bionol Clearfield, LLC (6)	Alternative Fuels and	Senior Secured Tranche C	4,950	4,950	-
	Specialty Chemicals	2nd Lien Term Loan
		(LIBOR + 7% cash, LIBOR + 9%
		default, due 9/06/2016) (4)

Resaca Exploitation Inc.	Oil & Natural Gas	Senior Unsecured Term Loan	11,265	11,067	11,265
	Production and Development	(9.5% cash or 12% PIK,
		due 12/31/2014) (21)
		Common Stock (1,360,972 shares) -		3,235	1,197
		representing 6.56% of outstanding common
		stock of Resaca Exploitation Inc. (3) (9)
		Warrants (13)		250	266
Subtotal Affiliate Investments - (5% to 25% owned)				$36,778	$13,498
Non-affiliate Investments - (Less than 5% owned)
Anadarko Petroleum Corporation	Oil & Natural Gas	Net Profits Interest	$3,183	$3,200	$3,483
2007-III Drilling Fund	Production and Development	(Due 4/23/2032)

ATP Oil & Gas Corporation - III	Oil & Natural Gas	Limited Term Royalty Interest		28,443	28,443
	Production and Development	(12.35% annual interest,
		13% IRR to pay-out) (19)

BP Corporation North America,	Oil & Natural Gas	Put options to sell up to 141,376 Bbls of		417	417
Inc.	Production and Development	crude oil at a strike price of $65.00 per Bbl.
		15 monthly contracts beginning on July 1,
		2012 and expiring on September 30, 2013 (3)

Black Pool Energy	Oil & Natural Gas	Senior Secured Term Loan	15,744	15,744	12,000
Partners, LLC	Production and Development	(The greater of 18% or LIBOR +
		14% default, due 10/24/2011) (18)
		3% Overriding Royalty Interest		8	100
		Warrants (10)		10	-

 (See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2011
(In Thousands, Except Share Amounts and Percentages)
(Continued)

Portfolio Company	Energy Industry Segment	Investment (1)	Principal	Cost	Fair Value (2)
Non-affiliate Investments - (Less than 5% owned) - Continued
Castex Energy Development	Oil & Natural Gas	Senior Secured Term Loan	$27,500	$26,996	$27,500
Fund, LLC	Production and Development	(The greater of 11.5% or LIBOR +
		10.5%, due 12/31/2014)
		Castex Class B Units - 5% (16)		-	-

Chroma Exploration &	Oil & Natural Gas	11,595 Shares Series A Participating		2,222	-
Production, Inc.	Production and Development	Convertible Preferred Stock (4)
		10,589 Shares Series AA Participating		2,090	500
		Convertible Preferred Stock (4)
		8.11 Shares Common Stock		-	-
		Warrants (5)		-	-

Crestwood Holdings, LLC	Natural Gas	Senior Secured Term Loan	8,283	8,132	8,283
	Gathering and Processing	(The greater of 10.5% or LIBOR + 8.5%,
		due 10/01/2016)

Globe BG, LLC	Coal Production	Contingent earn-out related to July 2011 sale	-	-	3,270
		of royalty interests in Alden Resources (15)

GMX Resources, Inc. (3)	Oil & Natural Gas	Senior Convertible Notes	12,661	11,332	8,103
	Production and Development	(5%, due 2/1/2013)

Nighthawk Transport I, LP	Energy Services	LP Units (12)		-	-
		Warrants (12)		-	-

Pallas Contour Mining, LLC	Coal Mining	Senior Secured Term Loan	11,661	11,703	11,661
		(14%, due 10/14/2015) (20)

Powder River Acquisitions, LLC	Oil & Natural Gas	Senior Secured Promissory Note	3,241	3,241	3,241
	Production and Development	(12% default, due 9/30/2011) (17)

Spirit Resources, LLC	Oil & Natural Gas	Senior Secured Term Loan	12,250	12,018	12,250
	Production and Development	(The greater of 12% or LIBOR + 8%,
		due 4/27/2015)
		Warrants (14)		25	25

Tammany Oil & Gas, LLC	Oil & Natural Gas	Senior Secured Term Loan	10,133	10,125	10,133
	Production and Development	(The greater of 13% or LIBOR + 8%,
		due 9/30/2012)
		3.33% Overriding Royalty Interest		113	1,000
		Warrants (7)		5	1,000
Subtotal Non-affiliate Investments - (Less than 5% owned)				$135,824	$131,409

TOTAL INVESTMENTS				$172,602	$145,057

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
(16)	Lenders were granted 10% (5% net to NGPC) of the LP interest in Castex Energy Development Fund via Class B LP units that will become effective at the earlier of maturity or a liquidity event in which the Castex Energy Development Fund assets are sold.
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
(19)	Effective January 1, 2012, the applicable interest rate on the ATP Limited Term Royalty Interest increased from 12.35% to 13.2% and the contractual rate of return increased from 13% to 14%.
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

(See accompanying notes to consolidated financial statements)

 NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED FINANCIAL HIGHLIGHTS

(Unaudited)

	For The Three Months Ended March 31,
Per Share Data (1)	2012	2011
Net asset value, beginning of period	$9.26	$10.90
Net investment income	0.14	0.17
Net realized and unrealized gain (loss) on investments (2)	0.05	(0.32)
Net increase (decrease) in net assets resulting from operations	0.19	(0.15)
Dividends declared	(0.12)	(0.18)
Net asset value, end of period	$9.33	$10.57

Market value, beginning of period	$7.19	$9.20
Market value, end of period	$6.55	$9.64
Market value return (3)	(7.2%)	6.7%
Net asset value return (3)	2.7%	(1.2%)

Senior Securities Data
Total borrowings, end of period (in thousands)	$10,000	$55,000
Asset coverage ratio (4) (5)	2162%	529%
Asset coverage per unit (5)	$21,624	$5,290

Ratios and Supplemental Data
($ and shares in thousands)
Net assets, end of period	$201,882	$228,574
Average net assets	$201,074	$232,150
Common shares outstanding end of period	21,628	21,628
Net investment income/average net assets (6)	5.9%	6.5%
Portfolio turnover rate	11.6%	12.2%
Total operating expenses/average net assets (6)	5.3%	5.0%

Additional Ratios
Net increase (decrease) in net assets resulting from
operations/average net assets (6)	8.4%	(5.7%)

Expense Ratios (as a percentage of average net assets) (6)
Interest expenses and bank fees	0.7%	0.6%
Management and incentive fees	2.2%	2.3%
Other operating expenses	2.4%	2.1%
Total operating expenses	5.3%	5.0%

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

(6)  Annualized.

(See accompanying notes to consolidated financial statements)

 NGP CAPITAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

Note 1: Organization

These Consolidated Financial Statements present the financial position, results of operations and cash flows of NGP Capital Resources Company and its consolidated subsidiaries. The terms “we,” “us,” “our” and “NGPC” refer to NGP Capital Resources Company and its consolidated subsidiaries. We are a financial services company organized in July 2004 as a Maryland corporation to invest primarily in small and mid-size private energy companies. In early 2012, we expanded our investment strategy to also include middle market companies not engaged in the energy industry. Our investment objective is to generate both current income and capital appreciation primarily through debt investments with certain equity components. We are a closed-end, non-diversified management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, or the 1940 Act. In addition, for federal income tax purposes we operate so as to be treated as a regulated investment company, or RIC, under the Internal Revenue Code of 1986, as amended, or the Code. We have several direct and indirect subsidiaries that are single member limited liability companies and wholly-owned limited partnerships established to hold certain portfolio investments or provide services to us in accordance with specific rules prescribed for a company operating as a RIC. We consolidate the financial results of our wholly-owned subsidiaries for financial reporting purposes, and we do not consolidate the financial results of our portfolio companies. Our external manager, NGP Investment Advisor, LP, or our Manager, conducts our operations pursuant to an Investment Advisory Agreement (see Note 5). NGP Energy Capital Management, L.L.C., or NGP, and NGP Administration, LLC, or our Administrator, together own 100% of our Manager.

Note 2: Basis of Presentation

These interim unaudited consolidated financial statements include the accounts of NGPC and its subsidiaries.  We eliminate all significant intercompany accounts and transactions.

We prepare the interim consolidated financial statements, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC. We omit certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, pursuant to such rules and regulations.  We believe we include all adjustments, which are of a normal recurring nature, so that these financial statements fairly present our financial position, results of operations and cash flows.  Interim results are not necessarily indicative of results for a full year.  You should read these unaudited consolidated financial statements in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Preparing interim consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes to the consolidated financial statements, including the estimated fair values of our investment portfolio discussed in Note 8.  Although we believe our estimates and assumptions are reasonable, actual results could differ from these estimates.

Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS," or ASU 2011-04.  This guidance requires additional disclosure regarding fair value measurement and sensitivity, and improves consistency between U.S. GAAP and international financial reporting standards, or IFRS. This guidance must be applied prospectively and becomes effective for interim and annual periods beginning after December 15, 2011. We adopted this standard on January 1, 2012. The adoption of ASU 2011-04 did not have a significant impact on our process for measuring fair values or on our consolidated financial statements, other than the inclusion of additional required disclosures.

Dividends

We record dividends to stockholders on the ex-dividend date.  We currently intend that our distributions each year will be sufficient to maintain our status as a RIC for federal income tax purposes and to eliminate federal excise tax liability.  We currently intend to make distributions to stockholders on a quarterly basis that total substantially all net taxable income for the year.  We also intend to make distributions of net realized capital gains, if any, at least annually.  However, we may in the future decide to retain such capital gains for investment and designate such retained amounts as deemed distributions.  Each quarter, our Manager estimates our annual taxable earnings.  The Board of Directors considers this estimate and determines the distribution amount, if any.  We generally declare our dividends each quarter and pay them shortly thereafter.

The following table summarizes our recent distribution history:

Declaration Date	Amount	Record Date	Payment Date
March 9, 2011	$0.18	March 31, 2011	April 8, 2011
June 14, 2011	$0.18	June 30, 2011	July 8, 2011
September 13, 2011	$0.18	September 30, 2011	October 10, 2011
December 13, 2011	$0.18	December 31, 2011	January 6, 2012
March 19, 2012	$0.12	March 31, 2012	April 9, 2012

Note 3: Revisions of Previously Issued Financial Statements

In the third quarter of 2011, we corrected our method of categorizing income tax provision (benefit) among the income categories on our consolidated statements of operations (namely, net investment income, realized capital gains (losses) on investments and unrealized appreciation (depreciation) on investments) to appropriately reflect the income tax consequences among the income categories.    The change in methods had no impact on the total income tax provision (benefit) or on net increase (decrease) in net assets from operations or net asset value for any period.  However, the appropriate categorization method did result in immaterial changes to previously reported amounts for net investment income, net realized capital gain (loss) on investments and net unrealized appreciation (depreciation) on investments, because the amounts of income tax provision (benefit) applicable to each category are different under the new method.  In addition, the changes also impacted the ratios of net investment income/average net assets and certain after-tax per share amounts.

We assessed the materiality of these revisions on each of the periods affected and concluded that none of the revisions were material to any previously issued financial statements.  Given that the effect was not material, previously issued financial statements will be revised for these items the next time such financial statements are presented in SEC filings.

The following table sets forth the line items affected by the revisions on the statements of operations and financial highlights for the three-month period ended March 31, 2011 (in thousands except per share data):

	Three Months Ended March 31, 2011
	As Previously Reported	Revisions	As Revised
Net investment income before income taxes	$3,701	$-	$3,701
Benefit (provision) for income taxes	(703)	693	(10)
Net investment income	2,998	693	3,691

Net realized capital gain (loss) on investments	(525)	-	(525)
Benefit (provision) for income taxes	0	(0)	-
Total net realized capital gain (loss) on investments	(525)	(0)	(525)

Net increase (decrease) in unrealized appreciation (depreciation) on investments	(6,426)	-	(6,426)
Benefit (provision) for income taxes	694	(693)	1
Total net unrealized appreciation (depreciation) on investments	(5,732)	(693)	(6,425)
Net increase (decrease) in net assets resulting from operations	$(3,259)	$-	$(3,259)

Per share data:
Net investment income	$0.14	$0.03	$0.17
Net realized capital gain (loss) on investments	(0.02)	-	(0.02)
Net unrealized appreciation (depreciation) on investments	(0.27)	(0.03)	(0.30)
Net increase (decrease) in net assets resulting from operations	$(0.15)	$-	$(0.15)

Average net assets	232,150		232,150
Net investment income / average net assets (annualized)	5.2%		6.5%

Note 4: Credit Facilities and Borrowings

On December 6, 2011, we entered into a $72.0 million Amended and Restated Revolving Credit Agreement, or the Investment Facility.  The total amount outstanding under the Investment Facility was $10.0 million and $50.0 million, as of March 31, 2012 and December 31, 2011, respectively.  Substantially all of our assets, except our investments in U.S. Treasury Bills, are collateral for the obligations under the Investment Facility.  The Investment Facility matures on August 31, 2014, and bears interest, at our option, at either (i) LIBOR plus 325 to 475 basis points, or (ii) the base rate plus 225 to 375 basis points, both based on our amounts outstanding.  As of March 31, 2012, the interest rate on our outstanding balance of $10.0 million was 6.0% (base rate plus 275 basis points).  We repaid the entire $10.0 million balance in April 2012.  As of March 31, 2012, we had a letter of credit outstanding of $1.8 million, and the amount available to us for borrowing under the Investment Facility was $60.2 million.

On March 31, 2011, we entered into a $30.0 million Treasury Secured Revolving Credit Agreement, or the Treasury Facility, which can only be used to purchase investments in U.S. Treasury Bills.  Proceeds from the Treasury Facility facilitate the growth of our investment portfolio and provide flexibility in the sizing of our portfolio investments.  On March 30, 2012, we entered into a consent and first amendment to the Treasury Facility. As amended, the Treasury Facility matures on March 31, 2013 and bears interest, at our option, at either (i) LIBOR plus 50 basis points or (ii) the base rate.  We have the right at any time to prepay the loans, in whole or in part, without premium or penalty.  As of March 31, 2012, we had no outstanding indebtedness under the Treasury Facility and the entire $30.0 million was available.

The Investment Facility and Treasury Facility contain affirmative and reporting covenants and certain financial ratio and restrictive covenants that apply to our subsidiaries and us.  We complied with these covenants as of March 31, 2012 and had no events of default under either facility.  The most restrictive covenants are:

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

Incentive Fee:   The incentive fee under the Investment Advisory Agreement consists of two parts. We calculate the first part of the incentive fee, the Investment Income Incentive Fee, as 20% of the excess, if any, of our net investment income for the quarter that exceeds a quarterly hurdle rate equal to 2% (8% annualized) of our net assets.  We calculate and pay this Investment Income Incentive Fee quarterly in arrears.  For the purpose of this fee calculation, net investment income means interest income, dividend income, royalty income and any other income (including any other fees, such as commitment, origination, syndication, structuring, diligence, managerial assistance, monitoring, and consulting fees or other fees that we receive from portfolio companies) accrued during the fiscal quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement, and interest expense, but excluding the incentive fee).   Accordingly, we may pay an incentive fee based partly on accrued interest, the collection of which is uncertain or deferred.  Net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income that we have not yet received in cash.  Net investment income does not include any realized capital gains, realized capital losses, or unrealized capital appreciation or depreciation.  For the three months ended March 31, 2012 and 2011, we did not incur any Investment Income Incentive Fees.

We calculate the second part of the incentive fee, the Capital Gains Fee, as (1) 20% of (a) our net realized capital gains (realized capital gains less realized capital losses) on a cumulative basis from the closing date of our initial public offering to the end of such fiscal year, less (b) any unrealized capital depreciation at the end of such fiscal year, less (2) the aggregate amount of all Capital Gains Fees paid to our Manager in prior fiscal years.  We determine and pay the Capital Gains Fee in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date).  For accounting purposes only, in order to reflect the theoretical Capital Gains Fee that would be payable for a given period as if all unrealized capital gains were realized, we accrue a Capital Gains Fee as described above (in accordance with the terms of the Investment Advisory Agreement), plus 20% of unrealized capital gains on investments held at the end of such period. It should be noted that the portion of the accruals for the Capital Gains Fees attributable to unrealized capital gains will not necessarily be payable under the Investment Advisory Agreement, and may never be paid based on the computation of Capital Gains Fees in subsequent periods.  As of March 31, 2012, we had cumulative net capital losses of $55.8 million and unrealized capital depreciation of $23.2 million.  We did not incur or pay any Capital Gains Fees for the three months ended March 31, 2012 and 2011.

Our Board of Directors originally approved the Investment Advisory Agreement on November 9, 2004.  Our Board of Directors or the holders of a majority of our outstanding voting securities must approve the continuation of the Investment Advisory Agreement at least annually.  Additionally, in either case, the approval must be by a majority of our independent directors.  On October 31, 2011, our Board of Directors, including all of the independent directors, approved an extension of the Investment Advisory Agreement through November 9, 2012.

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

Administration Agreement

We have an Administration Agreement with our Administrator, under which our Administrator furnishes us with office facilities, equipment and clerical, bookkeeping and recordkeeping services at such facilities.  Under the Administration Agreement, our Administrator also performs, or oversees the performance by third parties of, our required administrative services which include responsibility for the financial records that we are required to maintain and preparation of reports to our stockholders and reports filed with the SEC.  In addition, our Administrator assists in determining and publishing our net asset value, oversees the preparation and filing of our tax returns, the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others.  To the extent permitted under the 1940 Act, our Administrator may also provide on our behalf, significant managerial assistance to our portfolio companies.  We base payments under the Administration Agreement upon the allocable portion of our Administrator’s costs and expenses incurred in connection with administering our business.  The Administration Agreement may be terminated at anytime, without penalty, by a vote of our Board of Directors or by our Administrator upon 60 days’ written notice to the other party, and will automatically terminate in the event of its “assignment” (as defined in the 1940 Act).

We owed $216,000 and $210,000 to our Administrator as of March 31, 2012 and December 31, 2011, respectively, for expenses incurred on our behalf for the final month of the respective quarterly period.  We include these amounts in accounts payable and accrued expenses. Our Board of Directors originally approved the Administration Agreement on November 9, 2004.  Our Board of Directors and a majority of our independent directors must approve the continuation of the Administration Agreement at least annually.  On October 31, 2011, our Board of Directors, including all of the independent directors, approved an extension of the Administration Agreement through November 9, 2012.

Note 6: Federal Income Taxes

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

Note 7: Commitments and Contingencies

As of March 31, 2012, we had investments in or commitments to fund investments in 17 portfolio companies totaling $165.9 million.  Of this total, $160.1 million was outstanding and $5.8 million remained committed and available to fund. Generally, these commitments have fixed expiration dates, and we do not expect to fund the entire $5.8 million of commitments before they expire.  We do not report the unused portions of these commitments on our Consolidated Balance Sheets.

In February 2010, we arranged for a letter of credit issued under the Investment Facility with respect to our investment in one of our portfolio companies. As of March 31, 2012, the letter of credit balance was $1.8 million.

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

Note 8: Fair Value

Investments consisted of the following as of March 31, 2012 and December 31, 2011:

	March 31, 2012
		% of		% of
(Dollar amounts in thousands)	Cost	Total	Fair Value	Total
Senior secured debt	$95,196	60.2%	$71,344	54.1%
Subordinated debt	18,651	11.8%	18,744	14.2%
Senior convertible notes	11,616	7.4%	9,385	7.1%
Limited term royalties	22,522	14.2%	22,499	17.1%
Net profits interests	-	0.0%	615	0.5%
Contingent earn-out	-	0.0%	3,370	2.6%
Commodity derivative instruments	417	0.3%	34	0.0%
Royalty interests	116	0.1%	1,300	1.0%
Equity securities
Membership and partnership units	1,716	1.1%	1,296	1.0%
Participating preferred stock	4,312	2.7%	190	0.1%
Common stock	3,235	2.0%	900	0.7%
Warrants	339	0.2%	2,172	1.6%
Total equity securities	9,602	6.0%	4,558	3.4%
Total investments	$158,120	100.0%	$131,849	100.0%

	December 31, 2011
		% of		% of
(Dollar amounts in thousands)	Cost	Total	Fair Value	Total
Senior secured debt	$108,420	62.8%	$85,068	58.6%
Subordinated debt	11,067	6.4%	11,265	7.8%
Senior convertible notes	11,332	6.5%	8,103	5.6%
Limited term royalties	28,443	16.5%	28,443	19.6%
Net profits interests	3,200	1.9%	3,483	2.4%
Contingent earn-out	-	0.0%	3,270	2.3%
Commodity derivative instruments	417	0.2%	417	0.3%
Royalty interests	121	0.1%	1,100	0.8%
Equity securities
Membership and partnership units	1,716	1.0%	856	0.6%
Participating preferred stock	4,312	2.5%	500	0.3%
Common stock	3,235	1.9%	1,197	0.8%
Warrants	339	0.2%	1,355	0.9%
Total equity securities	9,602	5.6%	3,908	2.6%
Total investments	$172,602	100.0%	$145,057	100.0%

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

•	Investment Team Valuation. The investment professionals of our Manager prepare fair value estimates for each investment.
•	Investment Team Valuation Documentation. The investment team documents and discusses its preliminary fair value estimates with senior management of our Manager.
•	Presentation to Valuation Committee. Senior management presents the valuation analyses and fair value estimates to the Valuation Committee of our Board of Directors.

•	Third Party Valuation Activity. The Valuation Committee and our Board of Directors, in their discretion, may retain an independent valuation firm to review any or all of the valuation analyses and fair value estimates provided by the investment team of our Manager. The Valuation Committee has not retained an independent valuation firm in connection with any fair value estimates during the year ended December 31, 2011 or the three months ended March 31, 2012.

•	Board of Directors and Valuation Committee. The Board of Directors and Valuation Committee review and discuss the valuation analyses and fair value estimates provided by the investment team of our Manager and the analysis of the independent valuation firm, if applicable.

•	Final Valuation Determination. Our Board of Directors discusses the fair value estimates recommended by the Valuation Committee and determines the fair value of each investment in our portfolio, in good faith, based on the input of the investment team of our Manager, our Valuation Committee and the independent valuation firm, if any.

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

Senior Debt Securities, Limited-Term Royalties and Subordinated Debt Securities:  In estimating the fair value of our debt investments, we first assess the overall financial health of the portfolio company through an evaluation of a number of factors, including, as relevant, historical and projected financial results, the portfolio company's enterprise value, and the nature and realizable value of any collateral.  In estimating the portfolio company’s enterprise value, we analyze the discounted value of estimated future net cash flows of the portfolio company, derived, when appropriate, from third party valuations of a portfolio company’s assets, such as engineering reserve reports of oil and natural gas properties. We also use a market approach in estimating the portfolio company’s estimated enterprise value, considering recent comparable transactions involving similar businesses or assets. We also may consider the markets in which the portfolio company operates; comparison to a peer group of publicly traded securities; the size and scope of the portfolio company and its specific strengths and weaknesses; recent purchases or sales of securities by the portfolio company; recent offers to purchase the portfolio company; the estimated value of comparable securities; and other relevant factors.  Based upon these analyses, we assess the sources of cash flow available to the portfolio company to service its debt and the underlying credit risk, and determine an appropriate yield, or discount rate, to apply to our anticipated cash flows to be collected from each debt investment, recognizing that the collection of contractual cash flows may come from one or a combination of cash flows generated from continuing operations of the portfolio company, liquidation of collateral or sale of the portfolio company.  The appropriateness of the yield on our investments is directly relative to our judgment of the associated risks, using observable yield or price data for similar or comparable debt investments when available.  Fair value measurements using the discounted cash flow method can be sensitive to significant changes in the inputs. A significant increase (decrease) in the discount rate for a particular security may result in a lower (higher) value of for that security.

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

Equity Securities:   We record our investments in preferred and common equity securities (including warrants or options to acquire equity securities) at fair value based on our pro rata share of the residual equity value available after deducting all outstanding debt and other obligations, as applicable, from the estimated enterprise value of the portfolio company. To estimate the enterprise value of the portfolio company, we analyze the discounted cash flows of the portfolio company and indicative pricing (on a proved reserve and/or units-of-production basis, as appropriate) in recent comparable market transactions as mentioned above, adjusted for lack of marketability due to the illiquid nature or other restrictions on the sale of the security. In most cases, we may compute an average of the calculated values of our share of the residual equity value (using multiple approaches or various assumptions) in determining the fair value of the equity security to be reported in our financial statements. Estimating a company’s enterprise value involves judgment, and residual equity values can be relatively volatile based on changes in market conditions, the company’s financial performance and outlook, and other factors. Fair value measurements using market comparables can be sensitive to significant changes in the inputs. A significant increase (decrease) in the reserve multiple, or a significant decrease (increase) in the discount for lack of marketability, for a particular equity security may result in a higher (lower) fair value for that security.

In some cases, where we deem recent or pending financing or recapitalization transactions involving the portfolio company to be more indicative of enterprise value, we use such recent transactions to value the enterprise, in lieu of the discounted cash flow or market comparables. In addition, in cases where we deem appropriate, we utilize an option pricing method, or OPM, to value the various preferred stock, common stock and warrants we have in companies with complex capital structures. The OPM treats preferred stock, common stock and warrants as call options on the enterprise value, with exercise prices based on liquidation preference of the security. The OPM commonly uses the Black-Scholes model to price the call option and considers the various terms of the stockholder agreements upon liquidation of the enterprise. In addition, the OPM implicitly considers the effect of the liquidation preference as of a future liquidation date, not as of the valuation date.

Net Profits Interests and Royalty Interests:   We record our investments in overriding royalty and net profits interests at fair value based on a multiple of cash flows generated by such investments, multiples from transactions involving the sale of comparable assets and/or the discounted value of expected future net cash flows from such investments, adjusted for lack of marketability due to the illiquid nature or other restrictions on the sale of our investment. We derive appropriate cash flow multiples from the review of comparable transactions involving similar assets. We derive the discounted value of future net cash flows, when appropriate, from third party valuations of a portfolio company’s assets, such as engineering reserve reports of oil and natural gas properties. A significant increase (decrease) in the cash flow multiple, or a significant decrease (increase) in the discount for lack of marketability, for a particular investment may result in a higher (lower) fair value for that investment.

Contingent Earn-Out: Our contingent earn-out investment resulted from the sale of our investment in Alden Resources, LLC to Globe BG, LLC (“Globe”) in July 2011. The amount of the payment, up to $6.8 million, is based on a formula involving the number of clean tons produced multiplied by the difference between the company’s cost of production in 2010 and the cost of production during the optimal consecutive 12-month period during the 3-year period ending July 2014. We based our valuation of the earn-out on a weighted average of the discounted value of the earn-out payment computed under six scenarios with various production and production cost assumptions. A significant increase (decrease) in production, a significant decrease (increase) in cost of production, or a significant decrease (increase) in the discount rate may result in a higher (lower) value of the earn-out.

Commodity Derivative Instruments: We record all derivative instruments at fair value. Quoted market prices are the best evidence of estimated fair value. We estimate the fair value of the crude oil and natural gas options using a market-based valuation methodology based upon forward commodity price and volatility curves. Independent pricing services provide the curves, which reflect broker market quotes. We consider these investments as Level 2 on the valuation hierarchy, as the values represent quoted prices for similar instruments in active markets.

We hold certain investments in debt or equity securities that are publicly traded, but for which there are relatively few transactions or for which trading activity is relatively infrequent. We value these investments at broker quotes as of the balance sheet date or at prices for which such securities were most recently traded. We consider these investments as Level 2 on the valuation hierarchy, as the values represent quoted prices for identical instruments in thinly-traded markets.

Due to the inherent uncertainty in the valuation process, the fair value estimates for our investments may differ materially from the values that would have been used had a ready market for the securities existed.  Additionally, changes in the market environment, portfolio company performance and other events that may occur over the lives of the investments may cause the gains or losses ultimately realized on our investments to be materially different than the valuations currently assigned.

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

Fair value accounting classifies financial assets and liabilities in their entirety based on the lowest level of input that is significant to the estimated fair value measurement. Our assessment of the significance of a particular input to the estimated fair value measurement requires judgment, and may affect the valuation assets and liabilities and their placement within the fair value hierarchy levels.   We did not have any liabilities measured at fair value at March 31, 2012 or December 31, 2011. The following tables set forth our financial assets by level within the fair value hierarchy that we accounted for at fair value as of March 31, 2012 and December 31, 2011.

	Fair Value Measurements as of March 31, 2012
	(In Thousands)
		Quoted	Prices with
		Prices	Observable
		in Active	Market	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Affiliate investments
Subordinated debt	$11,629	$-	$-	$11,629
Equity securities	1,728	-	900	828
Total affiliate investments	13,357	-	900	12,457
Non-affiliate investments
Senior secured debt	71,344	-	-	71,344
Subordinated debt	7,115	-	-	7,115
Senior convertible notes	9,385	-	9,385	-
Limited term royalties	22,499	-	-	22,499
Net profits interests	615	-	-	615
Contingent earn-out	3,370	-	-	3,370
Commodity derivative instruments	34	-	34	-
Royalty interests	1,300	-	-	1,300
Equity securities	2,830	-	-	2,830
Total non-affiliate investments	118,492	-	9,419	109,073
Total assets at fair value	$131,849	$-	$10,319	$121,530

	Fair Value Measurements as of December 31, 2011
	(In Thousands)
		Quoted	Prices with
		Prices	Observable
		in Active	Market	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Control investments
Equity securities	$150	$-	$-	$150
Total control investments	150	-	-	150
Affiliate investments
Subordinated debt	11,265	-	-	11,265
Equity securities	2,233	-	1,197	1,036
Total affiliate investments	13,498	-	1,197	12,301
Non-affiliate investments
Senior secured debt	85,068	-	-	85,068
Senior convertible notes	8,103	-	8,103	-
Limited term royalties	28,443	-	-	28,443
Net profits interests	3,483	-	-	3,483
Contingent earn-out	3,270	-	-	3,270
Commodity derivative instruments	417	-	417	-
Royalty interests	1,100	-	-	1,100
Equity securities	1,525	-	-	1,525
Total non-affiliate investments	131,409	-	8,520	122,889
Total assets at fair value	$145,057	$-	$9,717	$135,340

The following tables present roll-forwards of the changes in the estimated fair value during the three-month periods ended March 31, 2012 and 2011 for all investments for which we determine estimated fair value using unobservable (Level 3) factors.  During the three-month periods ended March 31, 2012 and 2011, none of the investments in portfolio companies changed between the categories of Control Investments – Majority Owned, Affiliate Investments and Non-Affiliate Investments and there were no transfers between Levels 3, 2 or 1.

Fair Value Measurements For The Three Months Ended March 31, 2012, Using Unobservable Inputs (Level 3)

(Dollar Amounts in Thousands)

	Senior Secured Debt and Limited Term Royalties	Subordinated Debt	Net Profits Interests, Royalty Interests and Equity Securities	Contingent Earn-out	Total Investments
Fair value at December 31, 2011	$113,511	$11,265	$7,294	$3,270	$135,340
Total gains, (losses) and amortization:
Net realized gains (losses)	-	-	(30)	-	(30)
Net unrealized gains (losses)	(522)	(105)	1,483	100	956
Net amortization of premiums, discounts and fees	199	11	(22)	-	188
New investments, repayments and settlements, net:
New investments	800	7,227	-	-	8,027
Payment-in-kind	-	364	-	-	364
Repayments and settlements	(20,145)	(18)	(3,152)	-	(23,315)
Fair value at March 31, 2012	$93,843	$18,744	$5,573	$3,370	$121,530

 All of the $1.0 million in net unrealized gains (losses) presented in the table above was attributable to assets we held at March 31, 2012. We present net unrealized gains (losses) on our Consolidated Statements of Operations as “Net unrealized appreciation (depreciation) on investments.”

Fair Value Measurements For The Three Months Ended March 31, 2011, Using Unobservable Inputs (Level 3)

(Dollar Amounts in Thousands)

	Senior Secured Debt and Limited Term Royalties	Subordinated Debt	Net Profits Interests, Royalty Interests and Equity Securities	Total Investments
Fair value at December 31, 2010	$161,101	$-	$35,682	$196,783
Total gains, (losses) and amortization:
Net realized gains (losses)	-	-	81	81
Net unrealized gains (losses)	(10,239)	-	2,430	(7,809)
Net amortization of premiums, discounts and fees	391	12	(33)	370
New investments, repayments and settlements, net:
New investments	4,757	9,750	250	14,757
Payment-in-kind	1,178	282	-	1,460
Repayments and settlements	(14,993)	-	(195)	(15,188)
Fair value at March 31, 2011	$142,195	$10,044	$38,215	$190,454

Of the $7.8 million in net unrealized gains (losses) presented in the table above, $7.7 million was attributable to assets we held at March 31, 2011.

The following table summarizes the significant unobservable inputs in the fair value measurements of our Level 3 investments by category of investment and valuation technique as of March 31, 2012.

Type of Investment	Fair Value as of March 31, 2012 (in thousands)	Valuation Technique	Significant Unobservable Inputs	Range of Inputs	Weighted Average

Senior debt securities and	$93,843	Discounted cash flow	Discount rate	11.5% - 24.0%	14.3%
limited term royalties

Subordinated debt securities	18,744	Discounted cash flow	Discount rate	10.5% - 14.0%	12.7%

Net profits interests, royalty	2,640	Discounted cash flow	Discount rate	10% - 20%	17.25%
interests and equity securities		Market comparables	Reserve multiples (1)	$9.00 - $15.00	$11.33
			Discount for lack of marketability	20%	20%

	896	Recent or pending transactions	N/A	N/A	N/A

	122	Option pricing model	Implied volatility	13%	13%

	1,915	Market comparables	Cash flow multiple	1.0x - 3.0x	2.3x
			Discount for lack of marketability	10% - 20%	16.8%
	5,573

Contingent earn-out	3,370	Discounted cash flow	Annual coal production (2)	306 - 483	416
			Cost of production per ton	$78.13 - $87.95	$81.79
			Discount rate	12%	12%
	$121,530

(1) Based on recent comparable transactions involving similar assets, expressed as price per unit of equivalent barrel of oil in proved reserves

(2) In thousands of tons

Note 9: Commodity Derivative Instruments

We use commodity derivative instruments from time to time to manage our exposure to commodity price fluctuations. We use all of our derivatives for risk management purposes and do not hold any amounts for speculative or trading purposes. These contracts generally consist of options contracts on underlying commodities. We do not designate these instruments as hedging instruments for financial accounting purposes and, as a result, we recognize the change in the instruments’ fair value currently on the Consolidated Statement of Operations as net increase (decrease) in unrealized appreciation (depreciation) on investments. As shown on our Consolidated Schedule of Investments, at March 31, 2012, we had oil put options with an aggregate fair value of $34,000.

	For the Three Months Ended March 31,
(In thousands)	2012	2011

Unrealized losses on commodity derivatives	$(383)	$-
Realized gains on commodity derivatives	-	-

Net losses on commodity derivative instruments	$(383)	$-

Note 10: Subsequent Event – Everest Investment

On April 26, 2012, we funded into escrow a $25.0 million participation in a $2 billion Senior Notes offering by Everest Acquisition, LLC (“Everest”). Everest is owned by a group of investors led by Apollo Global Management, LLC. Proceeds of the Senior Notes offering will be used to finance Everest’s acquisition of all of El Paso Corporation’s U.S. oil and gas exploration and production assets, which is expected to close in mid-May. The Everest Senior Notes are unsecured, earn interest at a rate of 9.375% per annum, and are due May 1, 2020.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following analysis of our financial condition and results of operations in conjunction with management’s discussion and analysis contained in our 2011 Annual Report on Form 10-K, as well as our consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q.

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

Revisions of Previously Issued Financial Statements

As discussed in Note 3 of Notes to Consolidated Financial Statements included elsewhere herein, during the third quarter of 2011, we corrected our method of categorizing income tax provision (benefit) among the income categories on our consolidated statement of operations (namely, net investment income, realized capital gains (losses) on investments and unrealized appreciation (depreciation) on investments) to appropriately reflect the income tax consequences among the income categories for each of the fiscal quarters (i) in the six-month period ended June 30, 2011 and (ii) in the years ended December 31, 2010, 2009 and 2008. The change in methods had no impact on any periods prior to 2008 and no impact on the total income tax provision (benefit) or on net increase (decrease) in net assets from operations or net asset value for any period. The financial statements included in this Quarterly Report on Form 10-Q reflect these revisions.

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

Portfolio and Investment Activity

In January and February 2012, we purchased in the secondary market $7.1 million of the Southern Pacific Resource Corporation, or STP, $275 million Second Lien Term Loan, or the STP Term Loan, for a total cost of $7.2 million. STP is a publicly traded Canadian company, engaged in the exploration and development in the Athabasca oil sands region of Alberta and the thermal production of heavy oil in Senlac, Saskatchewan. Proceeds of the STP Term Loan were used by STP to construct a new Steam-Assisted Gravity Drainage facility in Alberta, Canada. The STP Term Loan matures in January 2016 and earns interest payable quarterly at an annual rate of LIBOR + 8.5% with a 2% LIBOR floor or Prime rate + 7.5%, with a 3.0% Prime floor.

In February 2012 our Net Profits Interest, or NPI, in Anadarko Petroleum Corporation, or APC, achieved its 12.375% simple yield and converted to a Tail NPI of 3% which lasts for 36 months, then reverts back to APC. Our effective yield through payout was 13.5%.

In March 2012, Crestwood Holdings, LLC, or Crestwood, refinanced its Senior Secured Term Loan and repaid in full our balance outstanding of $8.0 million with a 2% call premium, generating additional interest income of $0.2 million. Our investment in Crestwood generated a 14.2% internal rate of return and a return on investment of 1.2x.

On April 26, 2012, we funded into escrow a $25.0 million participation in a $2 billion Senior Notes offering by Everest Acquisition, LLC (“Everest”). Everest is owned by a group of investors led by Apollo Global Management, LLC. Proceeds of the Senior Notes offering will be used to finance Everest’s acquisition of all of El Paso Corporation’s U.S. oil and gas exploration and production assets, which is expected to close in mid-May. The Everest Senior Notes are unsecured, earn interest at a rate of 9.375% per annum, and are due May 1, 2020.

From commencement of investment operations in November 2004 through March 31, 2012, we have invested $881.3 million in 40 portfolio companies, all energy-related, and received principal repayments, realizations and settlements of $721.2 million. The following table summarizes our investment activity for the three months ended March 31, 2012 and 2011 (dollars in millions):

	2012	2011
Investment portfolio, beginning of period	$175.0	$242.6
New investments	7.1	10.3
Additional investments in existing clients	1.3	6.9
Principal repayments, realizations and settlements	(23.3)	(28.4)
Investment portfolio, end of period	$160.1	$231.4

Number of portfolio companies at end of period	17	19

The table below shows our investment portfolio by type as of March 31, 2012 and December 31, 2011. We compute yields on investments using interest rates as of the balance sheet date and include amortization of loan discount points, original issue discount and market premium or discount, royalty interest income, net profits income and other similar investment income, weighted by their respective costs when averaged. We compute the yield on income from derivatives using estimated derivative income, net of expired options costs. These yields do not include income from any investments on non-accrual status but do include the cost basis of such investments in the denominator.  Such weighted average yields are not necessarily indicative of expected total returns on a portfolio.

	March 31, 2012			December 31, 2011
	Weighted			Weighted
	Average	Percentage of Portfolio		Average	Percentage of Portfolio
	Yields	Cost	Fair Value	Yields	Cost	Fair Value
Senior secured debt	11.2%	60.2%	54.1%	11.0%	62.8%	58.6%
Subordinated debt	13.0%	11.8%	14.2%	12.7%	6.4%	7.8%
Senior convertible notes	15.6%	7.4%	7.1%	15.6%	6.5%	5.6%
Limited term royalties	13.2%	14.2%	17.1%	12.3%	16.5%	19.6%
Net profits interests	N/A	0.0%	0.5%	11.1%	1.9%	2.4%
Contingent earn-out	0.0%	0.0%	2.6%	0.0%	0.0%	2.2%
Commodity derivative instruments	0.0%	0.3%	0.0%	0.0%	0.2%	0.3%
Royalty interests	777.2%	0.1%	1.0%	821.2%	0.1%	0.8%
Equity securities
Membership and partnership units	0.0%	1.1%	1.0%	0.0%	1.0%	0.6%
Participating preferred stock	0.0%	2.7%	0.1%	0.0%	2.5%	0.3%
Common stock	0.0%	2.0%	0.7%	0.0%	1.9%	0.8%
Warrants	0.0%	0.2%	1.6%	0.0%	0.2%	1.0%
Total equity securities	0.0%	6.0%	3.4%	0.0%	5.6%	2.7%
Total investments	12.1%	100.0%	100.0%	11.6%	100.0%	100.0%

As of March 31, 2012 and December 31, 2011, the total fair value of our investment portfolio was $131.8 million and $145.1 million, respectively. Of those fair value totals, approximately $121.5 million, or 92%, and $135.3 million, or 93%, are measured using significant unobservable (i.e., Level 3) inputs.

The table below summarizes our non-accruing and non-income producing investments:

	March 31, 2012		December 31, 2011
(Dollars in thousands)	Cost	Fair Value	Cost	Fair Value
Non-accruing investments
BioEnergy Holdings, LLC (non-accrual at March 1, 2011)	$15,511	$-	$15,511	$-
Bionol Clearfield, LLC (non-accrual at March 1, 2011)	4,950	-	4,950	-
Chroma Exploration & Production, Inc.	4,312	190	4,312	500
Total non-accruing investments	24,773	190	24,773	500
Non-income producing investments
BioEnergy Holdings, LLC units	1,297	-	1,297	-
Black Pool Energy Partners, LLC warrants	10	-	10	-
BP Corporation NA, Inc. put options	417	34	417	417
Castex Energy Development Fund, LLC units	0	590	0	0
DeanLake Operator, LLC preferred units (sold September 20, 2011)	-	-	-	150
Globe BG, LLC (contingent Alden Resources royalty earn-out)	-	3,370	-	3,270
Myriant Technologies, LLC warrants and units	468	811	468	770
Resaca Exploitation, Inc. common stock and warrants	3,485	917	3,485	1,463
Spirit Resources, LLC warrants	25	600	25	25
Tammany Oil & Gas, LLC warrants	5	1,450	5	1,000
Total non-income producing investments	5,707	7,772	5,707	7,095
Total non-accruing and non-income
producing investments	$30,480	$7,962	$30,480	$7,595

Results of Operations

Investment Income

During the three months ended March 31, 2012, our total investment income was $5.6 million, decreasing $0.9 million, or 14%, compared to the corresponding period of 2011. The decrease in 2012 is largely attributable to the decrease in our investment portfolio balance. Our portfolio balance, on a cost basis, decreased from $238.5 million at December 31, 2010 to $172.6 million at December 31, 2011 and to $158.1 million at March 31, 2012, primarily as a result of net redemptions and settlements in excess of new investments.

Operating Expenses

The table below summarizes the components of our operating expenses (in thousands):

	For The Three Months Ended March 31,
	2012	2011
Interest expense and bank fees	$334	$309
Management and incentive fees	1,084	1,333
Professional fees, insurance expenses and other G&A	1,223	1,212
Total operating expenses	$2,641	$2,854

For the three months ended March 31, 2012, operating expenses were $2.6 million, decreasing $0.3 million, or 7%, compared to the quarter ended March 31, 2011. Interest expense and fees on our credit facilities were unchanged at $0.3 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011, as a result of comparable average borrowing levels. Management fees were lower in the quarter ended March 31, 2012 at $1.1 million compared to $1.3 million for the quarter ended March 31, 2011, primarily as a result of lower average total asset balances, which are the basis for the base management fee computation.  No incentive fees were incurred during the three months ended March 31, 2012 and 2011. Professional fees, insurance expense and other general and administrative expenses for the quarter ended March 31, 2012 were relatively unchanged at $1.2 million, compared to the quarter ended March 31, 2011.

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

Net Investment Income

For the three months ended March 31, 2012, net investment income was $3.0 million, compared to $3.7 million for the three months ended March 31, 2011.  The $0.7 million or 20%, decrease was primarily attributable to the $0.9 million decrease in investment income, which in turn, was primarily due to lower overall portfolio balances for the three months ended March 31, 2012.

Net Realized Losses

For the three months ended March 31, 2011, we recognized net realized capital losses of $0.5 million resulting from a $1.1 million loss on the sale of our senior notes of Pioneer Natural Resources Co., or Pioneer, partially offset by a $0.5 million gain on the sale of a portion of our GMX Resources, Inc., or GMX, Senior Convertible Notes. We also recorded $0.1 million gain on the sale of our overriding royalty interest in TierraMar Energy, LP, or TierraMar.

Unrealized Appreciation or Depreciation on Investments

For the three months ended March 31, 2012, net unrealized appreciation was $1.3 million, largely due to increases the estimated fair value of our investments in GMX Senior Convertible Notes of $1.0 million, Spirit Resources, LLC, or Spirit, warrants of $0.6 million and Castex Energy Development Fund, LLC, or Castex, units of $0.6 million, partially offset by the decrease in the value of our investment in Resaca Exploitation Inc.’s common stock and warrants of $0.6 million and a $0.4 million decrease in the fair value of our commodity derivative instruments.

For the three months ended March 31, 2011, net unrealized depreciation was $6.4 million, largely due to decreases in the fair value of our investments in BioEnergy Holdings, LLC and Bionol Clearfield, LLC of $11.5 million, partially offset by increases in the fair value of our investments in Alden Resources, LLC overriding royalty interest of $2.9 million, Pioneer Senior Notes of $1.0 million and TierraMar preferred units of $0.6 million. Net increases in the estimated fair value of remaining investments totaled $0.6 million.

Net Increase or Decrease in Net Assets Resulting from Operations

For the three months ended March 31, 2012, we recorded a net increase in net assets resulting from operations of $4.2 million, or $0.19 per share, compared to a net decrease in net assets of $3.3 million, or $0.15 per share for the three months ended March 31, 2011. The $7.5 million, or $0.34 per share, net change between the two periods was primarily attributable to the $8.2 million increase in net realized and unrealized gains on our investments in 2012, partially offset by a $0.7 million decrease in net investment income in 2012.

Financial Condition, Liquidity and Capital Resources

During the three months ended March 31, 2012, we generated cash from operations of $3.5 million, excluding net purchases of investments, compared to $5.9 million during the comparable period of 2011. The lower amount of cash generated from operations was primarily attributable to a smaller investment portfolio which resulted from net redemptions in excess of new investments, net realized losses on portfolio securities and net reduction in the fair value of certain investments since December 31, 2010. In addition, net collections of interest and income tax refunds receivable generated cash of $3.1 million in the first quarter of 2011, compared to $1.5 million in the first quarter of 2012.

Our net cash provided by operating activities for the three months ended March 31, 2012 was $18.4 million, compared to $11.6 million of net cash used in operating activities for the three months ended March 31, 2011. This increase in cash provided in 2012 was primarily due to higher net redemptions of investments in portfolio securities. Purchases of portfolio securities during the first quarter of 2012 totaled $8.4 million, compared to $14.8 million during the first quarter of 2011. Purchases in 2012 primarily included the STP Term Loan of $7.2 million and additional investments in existing portfolio companies totaling $1.2 million. Purchases in the first quarter of 2011 included a new $10.0 million Term Loan to Resaca Exploitation, Inc., or Resaca, and additional investments in existing portfolio companies totaling $4.8 million. In the first quarter of 2011, we also purchased $30.6 million in U.S. Treasury Bills with borrowings under our Treasury Facility. Proceeds from the redemption of investments totaled $23.3 million in the first quarter of 2012, compared to $27.9 million in the first quarter of 2011. Redemptions in 2012 included Crestwood, $8.3 million; APC, $3.2 million; ATP, $5.9 million; Tammany Oil & Gas, LLC, $5.2 million and other redemptions totaling $0.7 million. Redemptions in 2011 included Resaca, $10.0 million; Pioneer, $10.4 million; GMX, $3.3 million; ATP, $2.0 million and other redemptions totaling $2.2 million.

At March 31, 2012, we had cash and cash equivalents totaling $81.1 million. At March 31, 2012, the amount outstanding under our $72.0 million Amended and Restated Revolving Credit Agreement, or the Investment Facility, was $10.0 million and an additional $60.2 million was available for borrowing. We repaid the $10.0 million balance outstanding on the Investment Facility in April 2012. As of March 31, 2012, we had no outstanding indebtedness under the $30.0 million Treasury Secured Revolving Credit Agreement, or the Treasury Facility, and the entire $30.0 million was available for borrowing.

During the three months ended March 31, 2012 and 2011, we paid cash dividends totaling $3.9 million, or $0.18 per share, to our common stockholders.  In March 2012, we declared a first quarter dividend totaling $2.6 million, or $0.12 per share, which was paid in April 2012. We currently intend to continue to distribute, in the form of quarterly dividends, a minimum of 90% of our annual investment company taxable income to our stockholders.

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

Commodity Derivative Instruments

We use commodity derivative instruments from time to time to manage our exposure to commodity price fluctuations.  We use all of our derivatives for risk management purposes and do not hold any amounts for speculative or trading purposes. We do not designate these instruments as hedging instruments for financial accounting purposes, and, as a result, we recognize the change in the instruments’ fair value currently on the Consolidated Statements of Operations as net increase (decrease) in unrealized appreciation (depreciation) on investments. In 2011, we acquired a limited term royalty interest from ATP and in December 2011, we purchased a series of oil put options to provide insurance against downside price movements. See Note 9 of Notes to Consolidated Financial Statements included elsewhere herein for further description of our put options.

Credit Facilities and Borrowings

On December 6, 2011, we entered into the Investment Facility.  The total amount outstanding under the Investment Facility was $10.0 million and $50.0 million, as of March 31, 2012 and December 31, 2011, respectively.  Substantially all of our assets, except our investments in U.S. Treasury Bills, are collateral for the obligations under the Investment Facility.  The Investment Facility matures on August 31, 2014, and bears interest, at our option, at either (i) LIBOR plus 325 to 475 basis points, or (ii) the base rate plus 225 to 375 basis points, both based on our amounts outstanding.  As of March 31, 2012, the interest rate on our outstanding balance of $10.0 million was 6.0% (base rate plus 275 basis points).  We repaid the entire $10.0 million balance in April 2012.  As of March 31, 2012, we had a letter of credit outstanding of $1.8 million, and the amount available to us for borrowing under the Investment Facility was $60.2 million.

On March 31, 2011, we entered into the Treasury Facility, which can only be used to purchase investments in U.S. Treasury Bills.  Proceeds from the Treasury Facility facilitate the growth of our investment portfolio and provide flexibility in the sizing of our portfolio investments.  On March 30, 2012, we entered into a consent and first amendment to the Treasury Facility. As amended, the Treasury Facility matures on March 31, 2013 and bears interest, at our option, at either (i) LIBOR plus 50 basis points or (ii) the base rate.  We have the right at any time to prepay the loans, in whole or in part, without premium or penalty.  As of March 31, 2012, we had no outstanding indebtedness under the Treasury Facility and the entire $30.0 million was available.

The Investment Facility and Treasury Facility contain affirmative and reporting covenants and certain financial ratio and restrictive covenants that apply to our subsidiaries and us.  We complied with these covenants as of March 31, 2012 and had no events of default under either facility.  The most restrictive covenants are:

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

We may not achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage test for borrowings when applicable to us as a BDC under the 1940 Act and due to provisions in our Investment Facility. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of our status as a RIC. We cannot assure stockholders that they will receive any distributions or distributions at any specific level.

Portfolio Credit Quality

Virtually all of our portfolio investments at March 31, 2012, are in negotiated, and often illiquid, securities of energy-related businesses. We maintain a system to evaluate the credit quality of these investments. While incorporating quantitative analysis, this system is a qualitative assessment. This system is intended to reflect the overall, long-term performance of a portfolio company’s business, the collateral coverage of an investment, and other relevant factors. Our rating scale ranges from 1 to 7, with 1 being the highest credit quality. As of March 31, 2012, our average portfolio rating on a dollar-weighted fair market value basis was 4.2, compared to 4.1 as of December 31, 2011. Of the 18 rated investments in 15 portfolio companies as of March 31, 2012, 17 investments retained the same rating as of December 31, 2011, and 1 investment was added to our portfolio during the first three months of 2012. As of March 31, 2012, on a fair value basis, approximately 54% of our portfolio investments were in the form of senior secured debt securities. As of March 31, 2012, we had 2 investments on non-accrual status with an aggregate cost and fair value of $24.8 million and $0.2 million, respectively. Our portfolio investments at fair value were approximately 83% and 84% of the related cost basis as of March 31, 2012 and December 31, 2011, respectively.

For the three months ended March 31, 2012, the decrease in net unrealized depreciation was $1.3 million, largely due to increases in the estimated fair value of our investments in GMX of $1.0 million, Spirit warrants of $0.6 million and Castex units of $0.6 million, partially offset by the decrease in the value of our investment in Resaca common stock and warrants of $0.5 million and a $0.4 million decrease in the fair value of our commodity derivative instruments.

Contractual Obligations and Off-Balance Sheet Arrangements

The following table summarizes our contractual payment obligations at March 31, 2012 (in thousands):

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Revolving credit facilities (1)	$10,000	$-	$10,000	$-	$-
Total	$10,000	$-	$10,000	$-	$-

(1)  Excludes accrued interest amounts.  We repaid the $10 million balance on our Investment Facility in April 2012.

We have certain unused commitments to extend credit to our portfolio companies. Generally, these commitments have fixed expiration dates, and we do not expect to fund the entire amounts before they expire.  Therefore, these commitment amounts do not necessarily represent future cash requirements.  In February 2010, we arranged for a letter of credit issued under the Investment Facility with respect to our investment in one of our portfolio companies.  As of March 31, 2012, the letter of credit balance was $1.8 million.  We do not report the unused portions of these commitments on our Consolidated Balance Sheets. The following table shows our unused credit commitments and letter of credit as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012	December 31, 2011
Unused credit commitments	$5,829	$5,379
Letter of credit	1,802	2,852

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes from the information provided in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2011.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q (March 31, 2012), we performed an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) of the Exchange Act.  Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2012, our disclosure controls and procedures were effective in providing reasonable assurance (i) that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) that such information is accumulated and communicated to management in a manner that allows timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No changes in internal control over financial reporting occurred during the quarter ended March 31, 2012 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act).

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

There have been no material changes to the legal proceedings disclosed under Part I, Item 3, “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 1A.	Risk Factors.

There have been no material changes to the risk factors disclosed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 6.	Exhibits.

See “Index to Exhibits” following the signature page for a description of the exhibits furnished as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NGP CAPITAL RESOURCES COMPANY

Date: May 10, 2012	By:	/s/ Stephen K. Gardner
Stephen K. Gardner
President and Chief Executive Officer

Date: May 10, 2012	By:	/s/ L. Scott Biar
L. Scott Biar
Chief Financial Officer, Treasurer, Secretary and Chief Compliance Officer

Index to Exhibits

Exhibits No.	Exhibit
3.1	Articles of Incorporation (filed as Exhibit (a)(1) to our Registration Statement on Form N-2 filed on August 16, 2004 (Registration No. 333-118279) and incorporated herein by reference)
3.2	Articles of Amendment and Restatement (filed as Exhibit 3.2 our Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference)
3.3	Bylaws (filed as Exhibit (b) to our Registration Statement on Form N-2 filed on August 16, 2004 (Registration No. 333-118279) and incorporated herein by reference)
4.1	Form of Stock Certificate (filed as Exhibit (d) to our Pre-Effective Amendment No. 2 to Registration Statement on Form N-2 filed on October 7, 2004 (Registration No. 333-118279) and incorporated herein by reference)
4.2	Dividend Reinvestment Plan (filed as Exhibit (e) to our Registration Statement on Form N-2 filed on August 16, 2004 (Registration No. 333-118279) and incorporated herein by reference)
10.1*	Consent and First Amendment to Treasury Secured Revolving Credit Agreement effective as of March 30, 2012
31.1*	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Executive Officer
31.2*	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Financial Officer
32.1**	Section 1350 Certification by the Chief Executive Officer
32.2**	Section 1350 Certification by the Chief Financial Officer

*Filed herewith.

**Furnished herewith.

