Form 10-Q
period 2012-06-30
NGP Capital Resources Co
filed 2012-08-08
CIK 1297704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

As of August 6, 2012, there were 21,378,173 shares of the registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Amounts)

	June 30,	December 31,
	2012	2011
	(Unaudited)
Assets
Investments in portfolio securities at fair value
Control investments - majority owned (cost: $0 and $0, respectively)	$-	$150
Affiliate investments (cost: $37,587 and $36,778, respectively)	13,703	13,498
Non-affiliate investments (cost: $139,625 and $135,824, respectively)	135,690	131,409
Total portfolio investments	149,393	145,057
Investments in U.S. Treasury Bills at fair value (cost: $10,202 and $0, respectively)	10,202	-
Total investments	159,595	145,057
Cash and cash equivalents	121,382	106,570
Accounts receivable and other current assets	210	1,442
Interest receivable	1,066	792
Prepaid assets	2,188	2,720
Total current assets	124,846	111,524
Total assets	$284,441	$256,581

Liabilities and net assets
Current liabilities
Accounts payable and accrued expenses	$702	$739
Management and incentive fees payable	1,064	1,190
Payables for investment securities purchased	-	417
Dividends payable	2,779	3,893
Income taxes payable	23	66
Short-term debt	10,000	-
Total current liabilities	14,568	6,305
Deferred tax liabilities	7	10
Long-term debt	71,313	50,000
Total liabilities	85,888	56,315
Commitments and contingencies (Note 7)
Net assets
Common stock, $.001 par value, 250,000,000 shares authorized; 21,378,173 and 21,628,202, shares issued and outstanding	21	22
Paid-in capital in excess of par	253,849	255,486
Undistributed net investment income (loss)	(286)	(518)
Undistributed net realized capital gain (loss)	(30,322)	(30,286)
Net unrealized appreciation (depreciation) on investments	(24,709)	(24,438)
Total net assets	198,553	200,266
Total liabilities and net assets	$284,441	$256,581
Net asset value per share	$9.29	$9.26

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

(Unaudited)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2012	2011	2012	2011
Investment income
Interest income:
Control investments - majority owned	$-	$5,810	$-	$7,166
Affiliate investments	431	(321)	809	631
Non-affiliate investments	4,445	3,039	9,284	6,518
Royalty income, net of amortization:
Control investments - majority owned	-	202	-	680
Non-affiliate investments	162	271	308	527
Other income	273	59	529	93
Total investment income	5,311	9,060	10,930	15,615
Operating expenses
Interest expense and bank fees	324	457	658	767
Management and incentive fees	1,064	1,592	2,148	2,925
Professional fees	320	236	522	435
Insurance expense	181	182	361	365
Other general and administrative expenses	769	898	1,610	1,726
Total operating expenses	2,658	3,365	5,299	6,218
Income tax provision (benefit), net	11	8	24	18
Net investment income	2,642	5,687	5,607	9,379
Net realized capital gain (loss) on investments
Control investments - majority owned	(6)	-	(36)	81
Non-affiliate investments	-	985	-	378
Total net realized capital gain (loss) on investments	(6)	985	(36)	459
Net unrealized appreciation (depreciation) on investments
Control investments - majority owned	-	(12,665)	(150)	(9,238)
Affiliate investments	(85)	(10,343)	(605)	(21,538)
Non-affiliate investments	(1,462)	(59)	481	1,282
Benefit (provision) for taxes on unrealized appreciation (depreciation) on investments	1	1	3	3
Total net unrealized appreciation (depreciation) on investments	(1,546)	(23,066)	(271)	(29,491)
Net increase (decrease) in net assets resulting from operations	$1,090	$(16,394)	$5,300	$(19,653)
Net increase (decrease) in net assets resulting from operations per common share	$0.05	$(0.76)	$0.25	$(0.91)

Dividends declared per common share	$0.13	$0.18	$0.25	$0.36
Weighted average shares outstanding - basic and diluted	21,515	21,628	21,572	21,628

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

(In Thousands)

(Unaudited)

			Paid-in		Undistributed	Net Unrealized
			Capital	Undistributed	Net Realized	Appreciation
	Common Stock		in Excess	Net Investment	Capital	(Depreciation)	Total
	Shares	Amount	of Par	Income (Loss)	Gain (Loss)	on Investments	Net Assets
Balance at December 31, 2011	21,628	$22	$255,486	$(518)	$(30,286)	$(24,438)	$200,266
Net increase (decrease) in net assets resulting from operations	-	-	-	5,607	(36)	(271)	5,300
Acquisition of common stock under repurchase plan	(250)	(1)	(1,637)	-	-	-	(1,638)
Dividends declared	-	-	-	(5,375)	-	-	(5,375)
Balance at June 30, 2012	21,378	$21	$253,849	$(286)	$(30,322)	$(24,709)	$198,553

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	For The Six Months Ended June 30,
	2012	2011
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$5,300	$(19,653)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Payment-in-kind interest	(781)	(6,322)
Net amortization of premiums, discounts and fees	(823)	202
Net realized capital (gain) loss on investments	36	(459)
Net unrealized depreciation on investments	274	29,494
Net deferred income tax provision (benefit)	(3)	(3)
Effects of changes in operating assets and liabilities:
Accounts receivable and other current assets	1,232	1,853
Interest receivable	(274)	838
Prepaid assets	532	394
Payables and accrued expenses	(206)	144
Purchase of investments in portfolio securities	(36,284)	(51,475)
Proceeds from redemption of investments in portfolio securities	32,824	44,926
Purchase of investments in U.S. Treasury Bills	(10,202)	(30,600)
Net cash used in operating activities	(8,375)	(30,661)
Cash flows from financing activities
Borrowings under revolving credit facilities	91,313	95,000
Repayments on revolving credit facilities	(60,000)	(75,000)
Acquisition of common stock under repurchase plan	(1,638)	-
Dividends paid	(6,488)	(7,786)
Net cash provided by financing activities	23,187	12,214
Net increase (decrease) in cash and cash equivalents	14,812	(18,447)
Cash and cash equivalents, beginning of period	106,570	68,457
Cash and cash equivalents, end of period	$121,382	$50,010

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2012

(In Thousands, Except Share Amounts and Percentages)

(Unaudited)

Portfolio Company	Industry Segment	Investment (1)	Principal	Cost	Fair Value (2)
PORTFOLIO INVESTMENTS
Control Investments - Majority Owned (50% or more owned)
DeanLake Operator, LLC (11)	Oil & Natural Gas	Class A membership interests - entitled to 100%		$-	$-
	Production and Development	of distribution of DeanLake Operator, LLC

Rubicon Energy Partners,	Oil & Natural Gas	4,000 LLC Units -
LLC (11)	Production and Development	50% ownership of the assets of
		Rubicon Energy Partners, LLC		-	-

Subtotal Control Investments - Majority Owned (50% or more owned)				$-	$-

Affiliate Investments - (5% to 25% owned)

BioEnergy Holding, LLC (6)	Alternative Fuels and	Senior Secured Notes	$16,662	$15,511	$-
	Specialty Chemicals	(15%, due 3/06/2015) (5)
		BioEnergy Holding Units - 11.1% of		1,297	-
		outstanding units of BioEnergy Holding, LLC
		Myriant Corporation - 0.55% of outstanding		419	706
		common shares of Myriant Corporation
		Myriant Corporation Warrants (8)		49	106

Bionol Clearfield, LLC (6)	Alternative Fuels and	Senior Secured Tranche C	4,950	4,950	-
	Specialty Chemicals	2nd Lien Term Loan
		(LIBOR + 7% cash, LIBOR + 9%
		default, due 9/06/2016) (5)

Resaca Exploitation Inc.	Oil & Natural Gas	Senior Unsecured Term Loan	12,045	11,876	12,045
	Production and Development	(9.5% cash, 12% PIK or 14%
		default, due 12/31/2014) (19)
		Common Stock (1,360,972 shares) -		3,235	837
		representing 6.56% of outstanding common
		stock of Resaca Exploitation Inc. (3) (9)
		Warrants (12)		250	9

Subtotal Affiliate Investments - (5% to 25% owned)				$37,587	$13,703

Non-affiliate Investments - (Less than 5% owned)

Anadarko Petroleum Corporation	Oil & Natural Gas	After-Payout Net Profits Interest	$-	$-	$501
2007-III Drilling Fund	Production and Development	(25% of 3% NPI after 2/29/2012
		loan repayment, expires 3/31/2015)

ATP Oil & Gas Corporation - III	Oil & Natural Gas	Limited Term Royalty Interest		17,962	17,941
	Production and Development	(13.2% annual interest)

BP Corporation North America,	Oil & Natural Gas	Put options to sell up to 141,376 Bbls of		417	158
Inc.	Production and Development	crude oil at a strike price of $65.00 per Bbl.
		15 monthly contracts beginning on July 1,
		2012 and expiring on September 30, 2013 (3)

Black Pool Energy	Oil & Natural Gas	Senior Secured Term Loan	15,744	15,744	9,700
Partners, LLC	Production and Development	(The greater of 18% or LIBOR +
		14% default, due 10/24/2011) (17)
		3% Overriding Royalty Interest		8	100
		Warrants (10)		10	-

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2012

(In Thousands, Except Share Amounts and Percentages)

(Unaudited)

(Continued)

Portfolio Company	Industry Segment	Investment (1)	Principal	Cost	Fair Value (2)
PORTFOLIO INVESTMENTS - Continued
Non-affiliate Investments - (Less than 5% owned) - Continued
Castex Energy Development	Oil & Natural Gas	Senior Secured Term Loan	$27,500	$27,067	$27,500
Fund, LP	Production and Development	(The greater of 11.5% or LIBOR +
		10.5%, due 12/31/2014)
		Castex Class B Units - 5% (15)		0	1,650

Chroma Exploration &	Oil & Natural Gas	11,595 Shares Series A Participating		2,222	-
Production, Inc.	Production and Development	Convertible Preferred Stock (5)
		10,589 Shares Series AA Participating		2,090	58
		Convertible Preferred Stock (5)
		8.11 Shares Common Stock		-	-

Everest Acquisition, LLC	Oil & Natural Gas	Senior Unsecured Notes	25,000	25,000	25,906
	Production and Development	(9.375%, due 5/1/2020) (3)

Globe BG, LLC	Coal Production	Contingent earn-out related to July 2011 sale		-	2,460
		of royalty interests in Alden Resources, LLC (14)

GMX Resources, Inc.	Oil & Natural Gas	Senior Convertible Notes	12,661	11,912	9,623
	Production and Development	(5%, due 2/1/2013) (3)

Pallas Contour Mining, LLC	Coal Mining	Senior Secured Term Loan	11,161	11,199	11,161
		(17% default, due 10/14/2015) (18)

Powder River Acquisitions, LLC	Oil & Natural Gas	Senior Secured Promissory Note	3,000	3,000	3,000
	Production and Development	(12%, due 9/30/2011) (16)

Southern Pacific Resources	Oil & Natural Gas	Second Lien Term Loan	9,790	9,915	9,790
	Production and Development	(The greater of 10.5% or LIBOR + 8.5% or
		the greater of 10.5% or Prime + 7.5%,
		due 1/07/2016)

Spirit Resources, LLC	Oil & Natural Gas	Senior Secured Term Loan	13,150	12,947	13,150
	Production and Development	(The greater of 12% or LIBOR + 8%,
		due 4/27/2015)
		Warrants (13)		25	492

Tammany Oil & Gas, LLC	Oil & Natural Gas	3.33% Overriding Royalty Interest		102	1,100
	Production and Development	Warrants (7)		5	1,400

Subtotal Non-affiliate Investments - (Less than 5% owned)				$139,625	$135,690
Subtotal Portfolio Investments (93.6% of total investments)				$177,212	$149,393

GOVERNMENT SECURITIES (4)
U.S. Treasury Bills			$10,202	$10,202	$10,202
Subtotal Government Securities (6.4% of total investments)				$10,202	$10,202

TOTAL INVESTMENTS				$187,414	$159,595

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2012

(Unaudited)

(Continued)

NOTES TO CONSOLIDATED SCHEDULE OF INVESTMENTS

(1)	All of our portfolio investments are collateral for obligations under our Investment Facility. Our investments in U.S. Treasury Bills are collateral for obligations under our Treasury Facility. See Note 4 of Notes to Consolidated Financial Statements. All investments are in entities with primary operations in the United States of America. Percentages represent interest rates in effect at the end of the period and due dates represent the contractual maturity dates. Warrants, common stocks, units, commodity derivative instruments and earn-outs are non-income producing securities, unless otherwise stated.
(2)	Our Board of Directors determines, in good faith, the final estimates of fair value of our investments. Fair value estimates are determined using unobservable inputs (Level 3 hierarchy), unless otherwise stated.
(3)	Fair value estimate is determined using prices with observable market inputs (Level 2 hierarchy). See Note 8 of Notes to Consolidated Financial Statements.
(4)	Fair value is determined using prices for identical securities in active markets (Level 1 hierarchy). See Note 8 of Notes to Consolidated Financial Statements.
(5)	Non-accrual status.
(6)	BioEnergy Holding, LLC owns 100% of Bionol Clearfield, LLC. In July 2011, both entities filed for protection under Chapter 7 of the U.S. Bankruptcy Code.
(7)	Tammany Oil & Gas, LLC warrants expire on June 29, 2017 and provide us the right to purchase approximately 5% of membership shares at the exercise price of approximately $17.61 per share.
(8)	Myriant Corporation warrants expire on August 15, 2015 and provide us the right to purchase 32,680 shares of Myriant Corporation at a purchase price of $10.00 per share.
(9)	Resaca Exploitation, Inc. ("Resaca") stock is listed on the Alternative Investment Market of the London Stock Exchange, denominated in British pounds beginning March 19, 2012, and its reported fair value at June 30, 2012 has been converted to U.S. dollars.
(10)	Black Pool Energy Partners, LLC ("Black Pool") warrants expire seven years after repayment of principal and interest and provide us the right to purchase 25% of membership interest at the exercise price of $0.01 per unit.
(11)	Assets of this portfolio company have been sold. The legal entity, in which we retain an equity interest, is in the process of dissolution.
(12)	Resaca warrants expire 10 business days following termination of the credit agreement and entitle us to purchase up to 2,420,000 shares of Resaca common stock at a purchase price of $1.92 per share.
(13)	Spirit Resources, LLC penny warrants expire five years after repayment of principal and interest and entitle us to acquire 33% of the Units of Membership Interest.
(14)	Contingent payment of up to $6.8 million is dependent upon Alden Resources, LLC’s ability to achieve certain sales volume and operating efficiency levels during the three year period ending July 2014.
(15)	Lenders were granted 10% (5% net to NGPC) of the LP interest in Castex Energy Development Fund via Class B LP units that will become effective at the earlier of maturity or a liquidity event in which the Castex Energy Development Fund assets are sold.
(16)	We issued a written notice of default on September 30, 2011 and filed suit against Powder River Acquisitions, LLC ("Powder River") and an individual guarantor for failure to pay principal and interest when due. In March 2012, we entered into a Forbearance Agreement with Powder River and the guarantor, agreeing to suspend enforcement of judgment through June 15, 2012 in exchange for payment of all past due interest, current interest due monthly, and reimbursement of our legal fees. Effective June 15, 2012, the parties entered into the Second Extension of the Forbearance Agreement that extends the suspension of judgment enforcement through August 15, 2012 in exchange for fees totaling $50,000.
(17)	The Term Loan to Black Pool matured on October 24, 2011 without repayment. We are currently negotiating with Black Pool toward a potential restructuring of the Term Loan.
(18)	In January 2012, Pallas Contour Mining, LLC ("Pallas Contour") violated a financial covenant under its Senior Secured Term Loan. Beginning February 1, 2012, the applicable interest rate under the loan is 17% as long as the covenant violation persists. In July 2012, Pallas Contour repaid $3.6 million of the Term Loan balance with a portion of the proceeds from a sale of idle equipment.
(19)	In March 2012, Resaca received a default notice from the agent for its Senior Unsecured Term Loan, regarding the violation of two financial covenants. Beginning March 2, 2012, the applicable interest rate under this loan is 14% as long as the covenant violation persists.

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2011

(In Thousands, Except Share Amounts and Percentages)

Portfolio Company	Energy Industry Segment	Investment (1)	Principal	Cost	Fair Value (2)
Control Investments - Majority Owned (50% or more owned)

BSR Holdings, LLC (11)	Oil & Natural Gas	100% of membership interests of		$-	$-
	Production and Development	BSR Holdings, LLC

DeanLake Operator, LLC (11)	Oil & Natural Gas	Class A membership interests - entitled to 100%		-	150
	Production and Development	of distribution of DeanLake Operator, LLC

Rubicon Energy Partners,	Oil & Natural Gas	4,000 LLC Units -
LLC (11)	Production and Development	50% ownership of the assets of
		Rubicon Energy Partners, LLC		-	-

Subtotal Control Investments - Majority Owned (50% or more owned)				$-	$150

Affiliate Investments - (5% to 25% owned)

BioEnergy Holding, LLC (6)	Alternative Fuels and	Senior Secured Notes	$16,662	$15,511	$-
	Specialty Chemicals	(15%, due 3/06/2015) (4)
		BioEnergy Holding Units - 11.1% of		1,297	-
		outstanding units of BioEnergy Holding, LLC
		Myriant Corporation - 0.55% of outstanding		419	706
		common shares of Myriant Corporation
		Myriant Corporation Warrants (8)		49	64

Bionol Clearfield, LLC (6)	Alternative Fuels and	Senior Secured Tranche C	4,950	4,950	-
	Specialty Chemicals	2nd Lien Term Loan
		(LIBOR + 7% cash, LIBOR + 9%
		default, due 9/06/2016) (4)

Resaca Exploitation Inc.	Oil & Natural Gas	Senior Unsecured Term Loan	11,265	11,067	11,265
	Production and Development	(9.5% cash or 12% PIK,
		due 12/31/2014) (21)
		Common Stock (1,360,972 shares) -		3,235	1,197
		representing 6.56% of outstanding common
		stock of Resaca Exploitation Inc. (3) (9)
		Warrants (13)		250	266

Subtotal Affiliate Investments - (5% to 25% owned)				$36,778	$13,498

Non-affiliate Investments - (Less than 5% owned)

Anadarko Petroleum Corporation	Oil & Natural Gas	Net Profits Interest	$3,183	$3,200	$3,483
2007-III Drilling Fund	Production and Development	(12.375 % annual interest, due 4/23/2032)

ATP Oil & Gas Corporation - III	Oil & Natural Gas	Limited Term Royalty Interest		28,443	28,443
	Production and Development	(12.35% annual interest,
		13% IRR to pay-out) (19)

BP Corporation North America,	Oil & Natural Gas	Put options to sell up to 141,376 Bbls of		417	417
Inc.	Production and Development	crude oil at a strike price of $65.00 per Bbl.
		15 monthly contracts beginning on July 1,
		2012 and expiring on September 30, 2013 (3)

Black Pool Energy	Oil & Natural Gas	Senior Secured Term Loan	15,744	15,744	12,000
Partners, LLC	Production and Development	(The greater of 18% or LIBOR +
		14% default, due 10/24/2011) (18)
		3% Overriding Royalty Interest		8	100
		Warrants (10)		10	-

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2011

(In Thousands, Except Share Amounts and Percentages)

(Continued)

Portfolio Company	Energy Industry Segment	Investment (1)	Principal	Cost	Fair Value (2)
Non-affiliate Investments - (Less than 5% owned) - Continued

Castex Energy Development	Oil & Natural Gas	Senior Secured Term Loan	$27,500	$26,996	$27,500
Fund, LP	Production and Development	(The greater of 11.5% or LIBOR +
		10.5%, due 12/31/2014)
		Castex Class B Units - 5% (16)		-	-

Chroma Exploration &	Oil & Natural Gas	11,595 Shares Series A Participating		2,222	-
Production, Inc.	Production and Development	Convertible Preferred Stock (4)
		10,589 Shares Series AA Participating		2,090	500
		Convertible Preferred Stock (4)
		8.11 Shares Common Stock		-	-
		Warrants (5)		-	-

Crestwood Holdings, LLC	Natural Gas	Senior Secured Term Loan	8,283	8,132	8,283
	Gathering and Processing	(The greater of 10.5% or LIBOR + 8.5%,
		due 10/01/2016)

Globe BG, LLC	Coal Production	Contingent earn-out related to July 2011 sale	-	-	3,270
		of royalty interests in Alden Resources (15)

GMX Resources, Inc. (3)	Oil & Natural Gas	Senior Convertible Notes	12,661	11,332	8,103
	Production and Development	(5%, due 2/1/2013)

Nighthawk Transport I, LP	Energy Services	LP Units (12)		-	-
		Warrants (12)		-	-

Pallas Contour Mining, LLC	Coal Mining	Senior Secured Term Loan	11,661	11,703	11,661
		(14%, due 10/14/2015) (20)

Powder River Acquisitions, LLC	Oil & Natural Gas	Senior Secured Promissory Note	3,241	3,241	3,241
	Production and Development	(12% default, due 9/30/2011) (17)

Spirit Resources, LLC	Oil & Natural Gas	Senior Secured Term Loan	12,250	12,018	12,250
	Production and Development	(The greater of 12% or LIBOR + 8%,
		due 4/27/2015)
		Warrants (14)		25	25

Tammany Oil & Gas, LLC	Oil & Natural Gas	Senior Secured Term Loan	10,133	10,125	10,133
	Production and Development	(The greater of 13% or LIBOR + 8%,
		due 9/30/2012)
		3.33% Overriding Royalty Interest		113	1,000
		Warrants (7)		5	1,000

Subtotal Non-affiliate Investments - (Less than 5% owned)				$135,824	$131,409

TOTAL INVESTMENTS				$172,602	$145,057

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2011

(Continued)

NOTES TO CONSOLIDATED SCHEDULE OF INVESTMENTS

(1)	All of our targeted investments are collateral for obligations under our Investment Facility. See Note 4 of Notes to Consolidated Financial Statements. All investments are in entities with primary operations in the United States of America. Percentages represent interest rates in effect at the end of the period and due dates represent the contractual maturity dates. Warrants, common stocks, units, commodity derivative instruments and earn-outs are non-income producing securities, unless otherwise stated.
(2)	Our Board of Directors determines, in good faith, the final estimates of fair value of our investments. Fair value estimates are determined using unobservable inputs (Level 3 hierarchy), unless otherwise stated.
(3)	Fair value estimate is determined using prices with observable market inputs (Level 2 hierarchy). See Note 8 of the Notes to Consolidated Financial Statements.
(4)	Non-accrual status.
(5)	Chroma warrants expire on April 5, 2012 and provide us the right to purchase 2,462 shares of common stock at a purchase price of $75.00 per share.
(6)	BioEnergy Holding, LLC owns 100% of Bionol Clearfield, LLC. In July 2011, both entities filed for protection under Chapter 7 of the U.S. Bankruptcy Code.
(7)	Tammany Oil & Gas, LLC warrants expire five years after repayment of principal and interest and provide us the right to purchase approximately 5% of membership shares at the exercise price of approximately $17.61 per share.
(8)	Myriant Corporation warrants expire on August 15, 2015 and provide us the right to purchase 32,680 shares of Myriant Corporation at a purchase price of $10.00 per share.
(9)	Resaca Exploitation, Inc. stock trades in U.S. dollars on the Alternative Investment Market of the London Stock Exchange.
(10)	Black Pool warrants expire seven years after repayment of principal and interest and provide us the right to purchase approximately 25% of membership interest at the exercise price of $0.01 per unit.
(11)	Assets of this portfolio company have been sold. The legal entity, in which we retain an equity interest, is in the process of dissolution.
(12)	Due to insufficient recoveries in the liquidation under Nighthawk's voluntary petition under Chapter 7 of the U.S. Bankruptcy Code, we recognized a realized loss of our total remaining investment in Nighthawk notes in December 2009. We retain ownership in warrants and units in Nighthawk and have assigned no value to those securities.
(13)	Resaca Exploitation, Inc. warrants expire 10 business days following termination of the credit agreement and entitle us to purchase up to 2,420,000 shares of Resaca common stock at a purchase price of $1.92 per share.
(14)	Spirit Resources, LLC penny warrants expire five years after repayment of principal and interest and entitle us to acquire 33% of the Units of Membership Interest.
(15)	Contingent payment of up to $6.8 million is dependent upon Alden Resources’ ability to achieve certain sales volume and operating efficiency levels during the three year period ending July 2014.
(16)	Lenders were granted 10% (5% net to NGPC) of the LP interest in Castex Energy Development Fund via Class B LP units that will become effective at the earlier of maturity or a liquidity event in which the Castex Energy Development Fund assets are sold.
(17)	We issued a written notice of default on September 30, 2011 and have filed suit against Powder River Acquisitions, LLC and an individual guarantor for failure to pay principal and interest when due.
(18)	The Term Loan to Black Pool Energy Partners, LLC matured on October 24, 2011 without repayment. We are currently negotiating with Black Pool toward a potential restructuring of the Term Loan.
(19)	Effective January 1, 2012, the applicable interest rate on the ATP Limited Term Royalty Interest increased from 12.35% to 13.2%.
(20)	In January 2012, Pallas Contour violated a financial covenant under the Senior Secured Term Loan. Beginning February 1, 2012, the applicable interest rate under the loan is 17% as long as the covenant violation persists.
(21)	In March 2012, Resaca received a default notice from the agent for the Senior Unsecured Term Loan, regarding the violation of two financial covenants. Beginning March 2, 2012, the applicable interest rate under this loan is 14% as long as the covenant violation persists.

(See accompanying notes to consolidated financial statements)

   NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED FINANCIAL HIGHLIGHTS

(Unaudited)

	For The Six Months Ended June 30,
	2012	2011
Per Share Data (1)
Net asset value, beginning of period	$9.26	$10.90
Net investment income	0.26	0.43
Net realized and unrealized gain (loss) on investments (2)	(0.01)	(1.34)
Net increase (decrease) in net assets resulting from operations	0.25	(0.91)
Dividends declared	(0.25)	(0.36)
Other (3)	0.03	-
Net asset value, end of period	$9.29	$9.63

Market value, beginning of period	$7.19	$9.20
Market value, end of period	$7.08	$8.20
Market value return (4)	2.1%	(7.4)%
Net asset value return (4)	4.0%	(8.2)%

Ratios and Supplemental Data
($ and shares in thousands)
Net assets, end of period	$198,553	$208,287
Average net assets	$201,035	$222,006
Common shares outstanding end of period	21,378	21,628
Net investment income/average net assets (5)	5.6%	8.5%
Portfolio turnover rate (6)	22.6%	21.6%
Total operating expenses/average net assets (5)	5.3%	5.7%
Net increase (decrease) in net assets resulting from operations/average net assets (5)	5.3%	(17.9)%

Expense Ratios (as a percentage of average net assets) (5)
Interest expenses and bank fees	0.7%	0.7%
Management and incentive fees	2.2%	2.7%
Other operating expenses	2.5%	2.3%
Total operating expenses	5.3%	5.7%

(1) Per Share Data is based on weighted average number of common shares outstanding for the period.
(2) May include a balancing amount necessary to reconcile the change in net asset value per share with other per share information presented. This amount may not agree with the aggregate gains and losses for the period because the difference in the net asset value at the beginning and end of the period may not equal the per share changes of the line items disclosed.
(3) Represents the impact of common stock repurchases. See Note 9.
(4) Return calculations assume reinvestment of dividends and are not annualized.
(5) Annualized.
(6) Portfolio turnover rate for the six months ended June 30, 2011 has been corrected from 20.0%.

(See accompanying notes to consolidated financial statements)

 NGP CAPITAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS," or ASU 2011-04.  This guidance requires additional disclosure regarding fair value measurement and sensitivity, and improves consistency between U.S. GAAP and international financial reporting standards, or IFRS. This guidance became effective for interim and annual periods beginning after December 15, 2011. Accordingly, we adopted this standard on January 1, 2012. The adoption of ASU 2011-04 did not have a significant impact on our process for measuring fair values or on our consolidated financial statements, other than the inclusion of additional required disclosures.

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

	Per Share
Declaration Date	Amount	Record Date	Payment Date
March 9, 2011	$0.18	March 31, 2011	April 8, 2011
June 14, 2011	$0.18	June 30, 2011	July 8, 2011
September 13, 2011	$0.18	September 30, 2011	October 10, 2011
December 13, 2011	$0.18	December 31, 2011	January 6, 2012
March 19, 2012	$0.12	April 2, 2012	April 9, 2012
June 12, 2012	$0.13	June 29, 2012	July 9, 2012

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

The following table sets forth the line items affected by the revisions on the statements of operations and financial highlights for the three- and six-month periods ended June 30, 2011 (in thousands except per share data):

	Six Months Ended June 30, 2011			Three Months Ended June 30, 2011
	As Previously Reported	Revisions	As Revised	As Previously Reported	Revisions	As Revised
Net investment income before income taxes	$9,397	$-	$9,397	$5,695	$-	$5,695
Benefit (provision) for income taxes	(1,998)	1,980	(18)	(1,296)	1,288	(8)
Net investment income	7,399	1,980	9,379	4,399	1,288	5,687

Net realized gain (loss) on portfolio securities	459	-	459	985	-	985
Benefit (provision) for income taxes	0	0	-	0	0	-
Total net realized gain (loss) on investments	459	0	459	985	0	985

Net increase (decrease) on unrealized appreciation (depreciation) in portfolio securities	(29,494)	-	(29,494)	(23,067)	-	(23,067)
Benefit (provision) for taxes on unrealized gain (loss)	1,983	(1,980)	3	1,289	(1,288)	1
Total net unrealized gain (loss) on investments	(27,511)	(1,980)	(29,491)	(21,778)	(1,288)	(23,066)

Net increase (decrease) in net assets resulting from operations	$(19,653)	$-	$(19,653)	$(16,394)	$-	$(16,394)

Per share data:
Net investment income	$0.34	$0.09	$0.43	$0.20	$0.06	$0.26
Net realized gain (loss) on investments	0.02	(0.00)	0.02	0.05	0.00	0.05
Net unrealized gain (loss) on investments	(1.27)	(0.09)	(1.36)	(1.01)	(0.06)	(1.07)
Net increase (decrease) in net assets resulting from operations	$(0.91)	$-	$(0.91)	$(0.76)	$-	$(0.76)

Average net assets	222,006		222,006
Net investment income / average net assets (annualized) (1)	6.72%		8.52%

(1) Information is only required to be presented on a year-to-date basis. Accordingly, three-month data is not presented.

 Note 4: Credit Facilities and Borrowings

On December 6, 2011, we entered into a $72.0 million Amended and Restated Revolving Credit Agreement, or the Investment Facility.  The total amount outstanding under the Investment Facility was $71.3 million and $50.0 million, as of June 30, 2012 and December 31, 2011, respectively.  Substantially all of our assets, except our investments in U.S. Treasury Bills, are collateral for the obligations under the Investment Facility.  The Investment Facility matures on August 31, 2014, and bears interest, at our option, at either (i) LIBOR plus 325 to 475 basis points, or (ii) the base rate plus 225 to 375 basis points, both based on our amounts outstanding.  As of June 30, 2012, the interest rate on our outstanding balance of $71.3 million was 5.5% (base rate plus 225 basis points).  We repaid $43.8 million of this balance in July 2012.  As of June 30, 2012, we had a letter of credit outstanding of $0.7 million, and there was no additional amount available to us for borrowing under the Investment Facility.

On March 31, 2011, we entered into a $30.0 million Treasury Secured Revolving Credit Agreement, or the Treasury Facility, which can only be used to purchase investments in U.S. Treasury Bills. Proceeds from the Treasury Facility facilitate the growth of our investment portfolio and provide flexibility in the sizing of our portfolio investments.  On March 30, 2012, we entered into a consent and first amendment to the Treasury Facility. As amended, the Treasury Facility matures on March 31, 2013 and bears interest, at our option, at either (i) LIBOR plus 50 basis points or (ii) the base rate.  We have the right at any time to prepay the loans, in whole or in part, without premium or penalty.  As of June 30, 2012, we had $10 million outstanding indebtedness under the Treasury Facility, $20.0 million was available and the interest rate on our outstanding balance was 3.25% (base rate). We repaid the entire $10.0 million balance in July 2012.

The Investment Facility and Treasury Facility contain affirmative and reporting covenants and certain financial ratio and restrictive covenants that apply to our subsidiaries and us.  We complied with these covenants as of June 30, 2012 and had no events of default under either facility.  The most restrictive covenants are:

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

Incentive Fee:   The incentive fee under the Investment Advisory Agreement consists of two parts. We calculate the first part of the incentive fee, the Investment Income Incentive Fee, as 20% of the excess, if any, of our net investment income for the quarter that exceeds a quarterly hurdle rate equal to 2% (8% annualized) of our net assets.  We calculate and pay this Investment Income Incentive Fee quarterly in arrears.  For the purpose of this fee calculation, net investment income means interest income, dividend income, royalty income and any other income (including any other fees, such as commitment, origination, syndication, structuring, diligence, managerial assistance, monitoring, and consulting fees or other fees that we receive from portfolio companies) accrued during the fiscal quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement, and interest expense, but excluding the incentive fee).   Accordingly, we may pay an incentive fee based partly on accrued interest, the collection of which is uncertain or deferred.  Net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income that we have not yet received in cash.  Net investment income does not include any realized capital gains, realized capital losses, or unrealized capital appreciation or depreciation.  For the three and six months ended June 30, 2012, we did not incur any Investment Income Incentive Fees. For the three and six months ended June 30, 2011, we accrued $281,000 of Investment Income Incentive Fees.

We calculate the second part of the incentive fee, the Capital Gains Fee, as (1) 20% of (a) our net realized capital gains (realized capital gains less realized capital losses) on a cumulative basis from the closing date of our initial public offering to the end of such fiscal year, less (b) any unrealized capital depreciation at the end of such fiscal year, less (2) the aggregate amount of all Capital Gains Fees paid to our Manager in prior fiscal years.  We determine and pay the Capital Gains Fee in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date).  For accounting purposes only, in order to reflect the theoretical Capital Gains Fee that would be payable for a given period as if all unrealized capital gains were realized, we accrue a Capital Gains Fee as described above (in accordance with the terms of the Investment Advisory Agreement), plus 20% of unrealized capital gains on investments held at the end of such period. It should be noted that the portion of the accruals for the Capital Gains Fees attributable to unrealized capital gains will not necessarily be payable under the Investment Advisory Agreement, and may never be paid based on the computation of Capital Gains Fees in subsequent periods.  As of June 30, 2012, we had cumulative net capital losses of $55.8 million and unrealized capital depreciation of $24.7 million.  We have not incurred or paid any Capital Gains Fees in 2012 and did not incur or pay any Capital Gains Fees in 2011.

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

We owed $216,000 and $210,000 to our Administrator as of June 30, 2012 and December 31, 2011, respectively, for expenses incurred on our behalf for the final month of the respective quarterly period.  We include these amounts in accounts payable and accrued expenses. Our Board of Directors originally approved the Administration Agreement on November 9, 2004.  Our Board of Directors and a majority of our independent directors must approve the continuation of the Administration Agreement at least annually.  On October 31, 2011, our Board of Directors, including all of the independent directors, approved an extension of the Administration Agreement through November 9, 2012.

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

Note 7: Commitments and Contingencies

As of June 30, 2012, we had investments in or commitments to fund investments in 18 portfolio companies totaling $184.5 million.  Of this total, $178.8 million was outstanding and $5.7 million remained committed and available to fund. Generally, these commitments have fixed expiration dates, and we do not expect to fund the entire $5.7 million of commitments before they expire.  We do not report the unused portions of these commitments on our consolidated balance sheets.

In February 2010, we arranged for a letter of credit issued under the Investment Facility with respect to our investment in one of our portfolio companies. As of June 30, 2012, the letter of credit balance was $0.7 million.

We have continuing obligations under the Investment Advisory Agreement with our Manager and under the Administration Agreement with our Administrator.  The agreements provide that, absent willful misfeasance, bad faith or gross negligence in the performance of its duties or the reckless disregard of its duties and obligations, our Manager, our Administrator and their officers, managers, agents, employees, controlling persons, members and any other person or entity affiliated with them will be entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of our Manager’s or Administrator’s services under the agreements or otherwise as our investment adviser or administrator. The agreements also provide that our Manager, our Administrator and their affiliates will not be liable to us or any stockholder for any error of judgment, mistake of law, any loss or damage with respect to any of our investments or any action taken or omitted to be taken by our Manager or our Administrator in connection with the performance of any of their duties or obligations under the agreements or otherwise as investment adviser or administrator to us, except to the extent specified in Section 36(b) of the 1940 Act concerning loss resulting from a breach of fiduciary duty with respect to the receipt of compensation for services. In the normal course of business, we enter into a variety of undertakings containing a variety of representations that may expose us to some risk of loss.  We do not expect significant losses, if any, from such undertakings.

 Note 8: Fair Value

Investments consisted of the following as of June 30, 2012 and December 31, 2011:

	June 30, 2012
		% of		% of
(Dollar amounts in thousands)	Cost	Total	Fair Value	Total
Portfolio investments
Senior secured debt	$90,418	48.2%	$64,511	40.4%
Subordinated debt	46,791	25.0%	47,741	29.9%
Senior convertible notes	11,912	6.4%	9,623	6.0%
Limited term royalties	17,962	9.6%	17,941	11.3%
Net profits interests	-	0.0%	501	0.3%
Contingent earn-out	-	0.0%	2,460	1.5%
Commodity derivative instruments	417	0.2%	158	0.1%
Royalty interests	110	0.1%	1,200	0.8%
Equity securities
Membership and partnership units	1,716	0.9%	2,356	1.5%
Participating preferred stock	4,312	2.3%	58	0.0%
Common stock	3,235	1.7%	837	0.5%
Warrants	339	0.2%	2,007	1.3%
Total equity securities	9,602	5.1%	5,258	3.3%
Total portfolio investments	177,212	94.6%	149,393	93.6%
Government securities
U.S. Treasury Bills	10,202	5.4%	10,202	6.4%
Total investments	$187,414	100.0%	$159,595	100.0%

	December 31, 2011
		% of		% of
(Dollar amounts in thousands)	Cost	Total	Fair Value	Total
Senior secured debt	$108,420	62.8%	$85,068	58.6%
Subordinated debt	11,067	6.4%	11,265	7.8%
Senior convertible notes	11,332	6.5%	8,103	5.6%
Limited term royalties	28,443	16.5%	28,443	19.6%
Net profits interests	3,200	1.9%	3,483	2.4%
Contingent earn-out	-	0.0%	3,270	2.3%
Commodity derivative instruments	417	0.2%	417	0.3%
Royalty interests	121	0.1%	1,100	0.8%
Equity securities
Membership and partnership units	1,716	1.0%	856	0.6%
Participating preferred stock	4,312	2.5%	500	0.3%
Common stock	3,235	1.9%	1,197	0.8%
Warrants	339	0.2%	1,355	0.9%
Total equity securities	9,602	5.6%	3,908	2.6%
Total investments	$172,602	100.0%	$145,057	100.0%

We account for all of the assets in our portfolio at fair value, following the provisions of the FASB Accounting Standards Codification Fair Value Measurements and Disclosures, or ASC 820.  ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements.

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

•	Investment Team Valuation. The investment professionals of our Manager prepare fair value estimates for each investment.

•	Investment Team Valuation Documentation. The investment team documents and discusses its preliminary fair value estimates with senior management of our Manager.

•	Presentation to Valuation Committee. Senior management presents the valuation analyses and fair value estimates to the Valuation Committee of our Board of Directors.

•	Third Party Valuation Activity. The Valuation Committee and our Board of Directors, in their discretion, may retain an independent valuation firm to review any or all of the valuation analyses and fair value estimates provided by the investment team of our Manager. The Valuation Committee has not retained an independent valuation firm in connection with any fair value estimates during the year ended December 31, 2011 or the six months ended June 30, 2012.

•	Board of Directors and Valuation Committee. The Board of Directors and Valuation Committee review and discuss the valuation analyses and fair value estimates provided by the investment team of our Manager and the analysis of the independent valuation firm, if applicable.

•	Final Valuation Determination. Our Board of Directors discusses the fair value estimates recommended by the Valuation Committee and determines the fair value of each investment in our portfolio, in good faith, based on the input of the investment team of our Manager, our Valuation Committee and the independent valuation firm, if any.

ASC 820 defines fair value as the price that a seller would receive for an asset or pay to transfer a liability in an orderly transaction between independent, knowledgeable and willing market participants at the measurement date. The fair value definition focuses on exit price in the principal, or most advantageous, market and prioritizes the use of observable market inputs over unobservable entity-specific inputs.  In accordance with ASC 820, we categorize our investments based on the inputs to our valuation methodologies as follows:

•	Level 1 — Quoted unadjusted prices for identical instruments in active markets to which we have access at the date of measurement.

•	Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. Level 2 inputs are those in markets for which there are few transactions, the prices are not current, little public information exists or instances where prices vary substantially over time or among brokered market makers.

•	Level 3 — Model-derived valuations in which one or more significant inputs or significant value drivers are unobservable. Unobservable inputs are those inputs that reflect our own assumptions that market participants would use to price the asset or liability based on the best available information.

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

 Senior Debt Securities, Limited-Term Royalties and Subordinated Debt Securities:  In estimating the fair value of our debt investments, we first assess the overall financial health of the portfolio company through an evaluation of a number of factors, including, as relevant, historical and projected financial results, the portfolio company's enterprise value, and the nature and realizable value of any collateral.  In estimating the portfolio company’s enterprise value, we analyze the discounted value of estimated future net cash flows of the portfolio company, derived, when appropriate, from third party valuations of a portfolio company’s assets, such as engineering reserve reports of oil and natural gas properties. We also use a market approach in estimating the portfolio company’s estimated enterprise value, considering recent comparable transactions involving similar businesses or assets. We also may consider the markets in which the portfolio company operates; comparison to a peer group of publicly traded securities; the size and scope of the portfolio company and its specific strengths and weaknesses; recent purchases or sales of securities by the portfolio company; recent offers to purchase the portfolio company; the estimated value of comparable securities; and other relevant factors.  Based upon these analyses, we assess the sources of cash flow available to the portfolio company to service its debt and the underlying credit risk, and determine an appropriate yield, or discount rate, to apply to our anticipated cash flows to be collected from each debt investment, recognizing that the collection of contractual cash flows may come from one or a combination of cash flows generated from continuing operations of the portfolio company, liquidation of collateral or sale of the portfolio company.  The appropriateness of the yield on our investments is directly relative to our judgment of the associated risks, using observable yield or price data for similar or comparable debt investments when available.  Fair value measurements using the discounted cash flow method can be sensitive to significant changes in the inputs. A significant increase (decrease) in the discount rate for a particular security may result in a lower (higher) value for that security.

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

We may have investments in our portfolio that contain payment-in-kind, or PIK, provisions. We compute PIK interest income or PIK dividend income at the contractual rate specified in each investment agreement and add that amount to the principal balance of the investment. For those investments with PIK interest or PIK dividends, we calculate our income accruals on the principal balance plus any PIK amounts. If the portfolio company’s projected cash flows, further supported by estimated total enterprise value, are not sufficient to cover the contractual principal and interest or dividend amounts, as applicable, we do not accrue interest income or dividend income on the investment.  To maintain our RIC status, we must pay out this non-cash income to stockholders in the form of dividends, even though we have not yet collected the cash.

Fair value accounting classifies financial assets and liabilities in their entirety based on the lowest level of input that is significant to the estimated fair value measurement. Our assessment of the significance of a particular input to the estimated fair value measurement requires judgment, and may affect the valuation assets and liabilities and their placement within the fair value hierarchy levels.   We did not have any liabilities measured at fair value at June 30, 2012 or December 31, 2011. The following tables set forth our financial assets by level within the fair value hierarchy that we accounted for at fair value as of June 30, 2012 and December 31, 2011.

	Fair Value Measurements as of June 30, 2012
	(In Thousands)
		Quoted	Prices with
		Prices	Observable
		in Active	Market	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Portfolio investments
Affiliate investments
Subordinated debt	$12,045	$-	$-	$12,045
Equity securities	1,658	-	837	821
Total affiliate investments	13,703	-	837	12,866
Non-affiliate investments
Senior secured debt	64,511	-	-	64,511
Subordinated debt	35,696	-	25,906	9,790
Senior convertible notes	9,623	-	9,623	-
Limited term royalties	17,941	-	-	17,941
Net profits interests	501	-	-	501
Contingent earn-out	2,460	-	-	2,460
Commodity derivative instruments	158	-	158	-
Royalty interests	1,200	-	-	1,200
Equity securities	3,600	-	-	3,600
Total non-affiliate investments	135,690	-	35,687	100,003
Total portfolio investments	149,393	-	36,524	112,869
Government securities
U.S. Treasury Bills	10,202	10,202	-	-
Total investments	$159,595	$10,202	$36,524	$112,869

	Fair Value Measurements as of December 31, 2011
	(In Thousands)
		Quoted	Prices with
		Prices	Observable
		in Active	Market	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Control investments
Equity securities	$150	$-	$-	$150
Total control investments	150	-	-	150
Affiliate investments
Subordinated debt	11,265	-	-	11,265
Equity securities	2,233	-	1,197	1,036
Total affiliate investments	13,498	-	1,197	12,301
Non-affiliate investments
Senior secured debt	85,068	-	-	85,068
Senior convertible notes	8,103	-	8,103	-
Limited term royalties	28,443	-	-	28,443
Net profits interests	3,483	-	-	3,483
Contingent earn-out	3,270	-	-	3,270
Commodity derivative instruments	417	-	417	-
Royalty interests	1,100	-	-	1,100
Equity securities	1,525	-	-	1,525
Total non-affiliate investments	131,409	-	8,520	122,889
Total investments	$145,057	$-	$9,717	$135,340

The following tables present roll-forwards of the changes in the estimated fair value during the three- and six-month periods ended June 30, 2012 and 2011 for all investments for which we determine estimated fair value using unobservable (Level 3) factors.  During the three- and six-month periods ended June 30, 2012 and 2011, none of the investments in portfolio companies changed between the categories of Control Investments – Majority Owned, Affiliate Investments and Non-Affiliate Investments and there were no transfers between Levels 3, 2 or 1.

Fair Value Measurements For The Three Months Ended June 30, 2012, Using Unobservable Inputs (Level 3)

(Dollar Amounts in Thousands)

			Net Profits
	Senior Secured		Interests, Royalty
	Debt and		Interests
	Limited Term	Subordinated	and Equity	Contingent	Total
	Royalties	Debt	Securities	Earn-out	Investments
Fair value at March 31, 2012	$93,843	$18,744	$5,573	$3,370	$121,530
Total gains, (losses) and amortization:
Net realized gains (losses)	-	-	(6)	-	(6)
Net unrealized gains (losses)	(2,052)	(49)	556	(910)	(2,455)
Net amortization of premiums, discounts and fees	52	9	(7)	-	54
New investments, repayments and settlements, net:
New investments	100	2,740	-	-	2,840
Payment-in-kind	-	416	-	-	416
Repayments and settlements	(9,491)	(25)	6	-	(9,510)
Fair value at June 30, 2012	$82,452	$21,835	$6,122	$2,460	$112,869

Fair Value Measurements For The Six Months Ended June 30, 2012, Using Unobservable Inputs (Level 3)

(Dollar Amounts in Thousands)

			Net Profits
	Senior Secured		Interests, Royalty
	Debt and		Interests
	Limited Term	Subordinated	and Equity	Contingent	Total
	Royalties	Debt	Securities	Earn-out	Investments
Fair value at December 31, 2011	$113,511	$11,265	$7,294	$3,270	$135,340
Total gains, (losses) and amortization:
Net realized gains (losses)	-	-	(36)	-	(36)
Net unrealized gains (losses)	(2,575)	(154)	2,040	(810)	(1,499)
Net amortization of premiums, discounts and fees	251	19	(29)	-	241
New investments, repayments and settlements, net:
New investments	900	9,967	-	-	10,867
Payment-in-kind	-	781	-	-	781
Repayments and settlements	(29,635)	(43)	(3,147)	-	(32,825)
Fair value at June 30, 2012	$82,452	$21,835	$6,122	$2,460	$112,869

All of the $1.5 million in net unrealized losses presented in the table above was attributable to assets we held at June 30, 2012. We present net unrealized gains (losses) on our consolidated statements of operations as “Net unrealized appreciation (depreciation) on investments.”

Fair Value Measurements For The Three Months Ended June 30, 2011, Using Unobservable Inputs (Level 3)

(Dollar Amounts in Thousands)

			Net Profits
	Senior Secured		Interests, Royalty
	Debt and		Interests
	Limited Term	Subordinated	and Equity	Total
	Royalties	Debt	Securities	Investments
Fair value at March 31, 2011	$142,195	$10,044	$38,215	$190,454
Total gains, (losses) and amortization:
Net realized gains (losses)	-	-	985	985
Net unrealized gains (losses)	(8,562)	-	(14,341)	(22,903)
Net amortization of premiums, discounts and fees	186	13	(20)	179
New investments, repayments and settlements, net:
New investments	36,693	-	25	36,718
Payment-in-kind	4,547	315	-	4,862
Repayments and settlements	(13,935)	-	(3,146)	(17,081)
Fair value at June 30, 2011	$161,124	$10,372	$21,718	$193,214

Fair Value Measurements For The Six Months Ended June 30, 2011, Using Unobservable Inputs (Level 3)

(Dollar Amounts in Thousands)

			Net Profits
	Senior Secured		Interests, Royalty
	Debt and		Interests
	Limited Term	Subordinated	and Equity	Total
	Royalties	Debt	Securities	Investments
Fair value at December 31, 2010	$161,101	$-	$35,682	$196,783
Total gains, (losses) and amortization:
Net realized gains (losses)	81	-	985	1,066
Net unrealized gains (losses)	(18,801)	-	(11,911)	(30,712)
Net amortization of premiums, discounts and fees	577	25	(53)	549
New investments, repayments and settlements, net:
New investments	41,450	9,750	275	51,475
Payment-in-kind	5,725	597	-	6,322
Repayments and settlements	(29,009)	-	(3,260)	(32,269)
Fair value at June 30, 2011	$161,124	$10,372	$21,718	$193,214

Of the $30.7 million in net unrealized gains (losses) presented in the table above, $30.6 million was attributable to assets we held at June 30, 2011.

The following table summarizes the significant unobservable inputs in the fair value measurements of our Level 3 investments by category of investment and valuation technique as of June 30, 2012.

Fair Value
as of
June 30, 2012	Valuation	Significant Unobservable	Range of	Weighted
Type of Investment	(in thousands)	Technique	Inputs	Inputs	Average
Senior debt securities and limited term royalties	$82,452	Discounted cash flow	Discount rate	11.5% - 29.1%	14.8%

Subordinated debt securities	21,835	Discounted cash flow	Discount rate	10.5% - 14.0%	12.4%

Net profits interest, royalty	3,542	Discounted cash flow	Discount rate	10% - 20%	18.02%
interest and equity securities	Market comparables	Reserve multiples (1)	$9.00 - $15.00	$10.60
Discount for lack of marketability	20%	20%

764	Recent or pending transcations	N/A	N/A	N/A

115	Option pricing model	Implied volatility	18%	18%

1,701	Market comparables	Cash flow multiple	1.0x - 3.0	x	2.2	x
6,122	Discount for lack of marketability	10% - 20%	17.1%

Contingent earn-out	2,460	Discounted cash flow	Annual coal production (2)	306 - 483	416
Cost of production per ton	$78.13 - $87.95	$81.79
Discount rate	12%	12%
$112,869

(1) Based on recent comparable transactions involving similar assets, expressed as price per unit of equivalent barrel of oil in proved reserves
(2) In thousands of tons

Note 9: Common Stock Repurchases

In May 2012, we repurchased an aggregate of 250,029 shares of our common stock in the open market at an average price of $6.51 per share, totaling $1.6 million, in accordance with the stock repurchase plan approved by the Board of Directors in November 2011.  Under the terms of the stock repurchase plan, we have remaining authorization to repurchase up to an additional $8.4 million of common stock.  Any future repurchases will be made in accordance with applicable securities laws and regulations that set certain restrictions on the method, timing, price and volume of stock repurchases.

Note 10: Commodity Derivative Instruments

We use commodity derivative instruments from time to time to manage our exposure to commodity price fluctuations. We use all of our derivatives for risk management purposes and do not hold any amounts for speculative or trading purposes. These contracts generally consist of options contracts on underlying commodities. We do not designate these instruments as hedging instruments for financial accounting purposes and, as a result, we recognize the change in the instruments’ fair value currently on the consolidated statement of operations as net increase (decrease) in unrealized appreciation (depreciation) on investments. As shown on our consolidated schedule of investments, at June 30, 2012, we had oil put options expiring from July 2012 through September 2013 with an aggregate cost and fair value of $417,000 and $158,000, respectively.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(In thousands)	2012	2011	2012	2011

Unrealized gains (losses) on commodity derivatives	$124	$-	$(259)	$-
Realized gains (losses) on commodity derivatives	-	-	-	-

Net gain (losses) on commodity derivative instruments	$124	$-	$(259)	$-

Note 11: Subsequent Events

On July 3, 2012, we advanced an additional $25.0 million to ATP Oil & Gas Corporation, or ATP, under our limited-term overriding royalty interest, or ORRI, in certain offshore oil and gas producing properties operated by ATP in the Gulf of Mexico. As consideration for this additional investment with ATP, we obtained a 5.0% limited-term ORRI in ATP’s Telemark properties, to supplement the 10.8% ORRI in ATP’s Gomez field properties. This investment represents a real property interest in these properties operated by ATP. Royalty payments received under this arrangement are first applied to interest at a rate of 13.2%, with any excess being applied to principal.

On July 10, 2012, we acquired $50.0 million of redeemable Preferred Units in Castex Energy 2005, L.P., or Castex 2005, a private oil and gas limited partnership engaged in the acquisition, exploration and development of oil and natural gas properties in South Louisiana and the shallow waters of the Gulf of Mexico. The Preferred Units earn 8% cumulative cash dividends, payable quarterly. Upon redemption, holders of the Preferred Units have the option to elect to receive the outstanding face amount plus either (a) a cash payment resulting in a total 12% internal rate of return (inclusive of the 8% cash dividends), or (b) a limited partnership interest, of which our share would be two-thirds of a 1% limited partnership interest. The Preferred Units are callable by Castex 2005 at any time after one year subject to the redemption rights described above. Each holder of the Preferred Units has the right to put its Preferred Units to Castex 2005 on the redemption terms described above on or after the earlier of (a) July 1, 2016, (b) a change of control or (c) liquidation.

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

Our investment objective is to generate both current income and capital appreciation primarily through debt investments with certain equity components.  A key focus area for our investments in the energy industry is domestic upstream businesses that produce, develop, acquire and explore for oil and natural gas.  We also evaluate investment opportunities in such businesses as coal, power and energy services. Beginning in 2012, we are also seeking middle market investments within diversified industry sectors, including manufacturing, value-added distribution, business services, healthcare products and services, consumer services and select other sectors.  Our investments generally range in size from $10 million to $40 million; however, we may invest more or less depending on market conditions and our Manager’s view of a particular investment opportunity. Our portfolio investments primarily consist of debt instruments, including senior and subordinated loans combined in one facility, sometimes with an equity component, and subordinated loans, sometimes with equity components.  We may also invest in preferred stock and other equity securities or royalty interests on a stand-alone basis.

We generate revenue in the form of interest income on the debt securities, limited-term royalty interests and net profits interests that we own, dividend income on common or preferred stock that we own, royalty income on royalty interests that we own and capital gains or losses on debt or equity securities that we acquire in portfolio companies and subsequently sell. Our investments, if in the form of debt securities, typically have a term of three to seven years and bear interest at a fixed or floating rate. To the extent achievable, we seek to collateralize our investments by obtaining security interests in our portfolio companies' assets.  We also may acquire minority or majority equity interests in our portfolio companies, which may pay cash or paid-in-kind, or PIK, dividends on a recurring or otherwise negotiated basis.  In addition, we may generate revenue in other forms including commitment, origination, structuring, administration or due diligence fees; fees for providing managerial assistance; and possibly consultation fees.  We recognize any such fees generated in connection with our investments as earned.

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

Portfolio and Investment Activity

On July 10, 2012, we acquired $50.0 million of redeemable Preferred Units in Castex Energy 2005, L.P., or Castex 2005, a private oil and gas limited partnership engaged in the acquisition, exploration and development of oil and natural gas properties in South Louisiana and the shallow waters of the Gulf of Mexico. The Preferred Units earn 8% cumulative cash dividends, payable quarterly. Upon redemption, holders of the Preferred Units have the option to elect to receive the outstanding face amount plus either (a) a cash payment resulting in a total 12% internal rate of return (inclusive of the 8% cash dividends), or (b) a limited partnership interest, of which our share would be two-thirds of a 1% limited partnership interest. The Preferred Units are callable by Castex 2005 at any time after one year subject to the redemption rights described above. Each holder of the Preferred Units has the right to put its Preferred Units to Castex 2005 on the redemption terms described above on or after the earlier of (a) July 1, 2016, (b) a change of control or (c) liquidation.

On July 3, 2012, we advanced an additional $25.0 million to ATP Oil & Gas Corporation, or ATP, under our limited-term overriding royalty interest, or ORRI, in certain offshore oil and gas producing properties operated by ATP in the Gulf of Mexico. As consideration for this additional investment with ATP, we obtained a 5.0% limited-term ORRI in ATP’s Telemark properties, to supplement the 10.8% ORRI in ATP’s Gomez field properties. This investment represents a real property interest in these properties operated by ATP. Royalty payments received under this arrangement are first applied to interest at a rate of 13.2%, with any excess being applied to principal.

In May 2012, we purchased in the secondary market an additional $2.7 million of the Southern Pacific Resource Corporation, or STP, $275 million Second Lien Term Loan, or the STP Term Loan. During the first quarter of 2012, we purchased $7.1 million of the STP Term Loan in the secondary market at a cost of $7.2 million. STP is a publicly traded Canadian company, engaged in the exploration and development in the Athabasca oil sands region of Alberta and the thermal production of heavy oil in Senlac, Saskatchewan. Proceeds of the STP Term Loan were used to construct a new Steam-Assisted Gravity Drainage facility in Alberta, Canada. The STP Term Loan matures in January 2016 and earns interest payable quarterly at an annual rate of LIBOR + 8.5% with a 2% LIBOR floor or Prime rate + 7.5% with a 3% Prime floor. This purchase increases our total investment in the STP Term Loan to $9.8 million, with an aggregate cost of $9.9 million.

On April 26, 2012, we funded a $25.0 million participation in a $2 billion Senior Notes offering by Everest Acquisition, LLC, or Everest. Everest is owned by a group of investors led by Apollo Global Management, LLC. Proceeds of the Senior Notes offering were used to finance Everest’s acquisition of all of El Paso Corporation’s U.S. oil and gas exploration and production assets. The Everest Senior Notes are unsecured, earn interest at a rate of 9.375% per annum, and are due May 1, 2020.

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

From commencement of investment operations in November 2004 through June 30, 2012, we have invested $909.6 million in 41 portfolio companies, all energy-related, and received principal repayments, realizations and settlements of $730.8 million. The following table summarizes our investment activity for the six months ended June 30, 2012 and 2011 (dollars in millions):

	2012	2011
Investment portfolio, beginning of period	$175.0	$242.6
New investments	34.8	43.3
Additional investments in existing clients	1.8	12.1
Principal repayments, realizations and settlements	(32.8)	(44.5)
Investment portfolio, end of period	$178.8	$253.5

Number of portfolio companies at end of period	18	19

The table below shows our investments by type as of June 30, 2012 and December 31, 2011. We compute yields on investments using interest rates as of the balance sheet date and include amortization of loan discount points, original issue discount and market premium or discount, royalty interest income, net profits income and other similar investment income, weighted by their respective costs when averaged. We compute the yield on income from derivatives using estimated derivative income, net of expired options costs. These yields do not include income from any investments on non-accrual status but do include the cost basis of such investments in the denominator.  Such weighted average yields are not necessarily indicative of expected total returns on a portfolio.

	June 30, 2012			December 31, 2011
	Weighted			Weighted
	Average	Percentage of Portfolio		Average	Percentage of Portfolio
	Yields	Cost	Fair Value	Yields	Cost	Fair Value
Portfolio investments
Senior secured debt	11.1%	48.2%	40.4%	11.0%	62.8%	58.6%
Subordinated debt	10.9%	25.0%	29.9%	12.7%	6.4%	7.8%
Senior convertible notes	15.3%	6.4%	6.0%	15.6%	6.5%	5.6%
Limited term royalties	13.2%	9.6%	11.3%	12.3%	16.5%	19.6%
Net profits interests	N/A	0.0%	0.3%	11.1%	1.9%	2.4%
Contingent earn-out	0.0%	0.0%	1.5%	0.0%	0.0%	2.2%
Commodity derivative instruments	0.0%	0.2%	0.1%	0.0%	0.2%	0.3%
Royalty interests	692.6%	0.1%	0.8%	821.2%	0.1%	0.8%
Equity securities
Membership and partnership units	0.0%	0.9%	1.5%	0.0%	1.0%	0.6%
Participating preferred stock	0.0%	2.3%	0.0%	0.0%	2.5%	0.3%
Common stock	0.0%	1.7%	0.5%	0.0%	1.9%	0.8%
Warrants	0.0%	0.2%	1.3%	0.0%	0.2%	1.0%
Total equity securities	0.0%	5.1%	3.3%	0.0%	5.6%	2.7%
Total portfolio investments	11.4%	94.6%	93.6%	11.6%	100.0%	100.0%
Government securities
U.S. Treasury Bills	0.0%	5.4%	6.4%	0.0%	0.0%	0.0%
Total investments	10.8%	100.0%	100.0%	11.6%	100.0%	100.0%

As of June 30, 2012 and December 31, 2011, the total fair value of our portfolio investments was $149.4 million and $145.1 million, respectively. Of those fair value totals, approximately $112.9 million, or 76%, and $135.3 million, or 93%, are measured using significant unobservable (i.e., Level 3) inputs.

 The table below summarizes our non-accruing and non-income producing investments:

	June 30, 2012		December 31, 2011
(Dollars in thousands)	Cost	Fair Value	Cost	Fair Value
Non-accruing investments
BioEnergy Holding, LLC	$15,511	$-	$15,511	$-
Bionol Clearfield, LLC	4,950	-	4,950	-
Chroma Exploration & Production, Inc.	4,312	58	4,312	500
Total non-accruing investments	24,773	58	24,773	500
Non-income producing investments
BioEnergy Holding, LLC units	1,297	-	1,297	-
Black Pool Energy Partners, LLC warrants	10	-	10	-
BP Corporation NA, Inc. put options	417	158	417	417
Castex Energy Development Fund, LP units	0	1,650	0	0
DeanLake Operator, LLC preferred units	-	-	-	150
Globe BG, LLC (contingent Alden Resources royalty earn-out)	-	2,460	-	3,270
Myriant Corporation common stock and warrants	468	812	468	770
Resaca Exploitation, Inc. common stock and warrants	3,485	846	3,485	1,463
Spirit Resources, LLC warrants	25	492	25	25
Tammany Oil & Gas, LLC warrants	5	1,400	5	1,000
Total non-income producing investments	5,707	7,818	5,707	7,095
Total non-accruing and non-income producing investments	$30,480	$7,876	$30,480	$7,595

Results of Operations

Investment Income

During the three months ended June 30, 2012, our total investment income was $5.3 million, decreasing $3.8 million, or 41%, compared to the corresponding period of 2011. The decrease in 2012 was primarily attributable to the recognition, in the three-month period ended June 30, 2011, of $4.5 million of previously unrecognized PIK interest on Tranche B of a Term Loan issued to Alden Resources, LLC, or Alden, partially offset by the reserve of $0.6 million of previously recorded interest from BioEnergy Holding, LLC, or BioEnergy, and Bionol Clearfield, LLC, or Bionol.

During the six months ended June 30, 2012, investment income decreased by $4.7 million, or 30%, to $10.9 million compared to the same period in 2011. For the six months ended June 30, 2012, we recorded $10.1 million of interest from investments in debt instruments and $0.8 million attributable to royalties and other income, compared to $14.3 million of interest and $1.3 million of royalties and other income for the six months ended June 30, 2011. The decrease in 2012 is primarily attributable to the previously unrecognized PIK interest of $4.5 million on Tranche B of the Alden Term Loan mentioned above. We sold our investment in Alden in July 2011.

Operating Expenses

The table below summarizes the components of our operating expenses (in thousands):

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Interest expense and bank fees	$324	$457	$658	$767
Management and incentive fees	1,064	1,592	2,148	2,925
Professional fees, insurance expenses and other G&A	1,270	1,316	2,493	2,526
Total operating expenses	$2,658	$3,365	$5,299	$6,218

For the three months ended June 30, 2012, operating expenses were $2.7 million, decreasing $0.7 million, or 21%, compared to the quarter ended June 30, 2011. Interest expense and fees on our credit facilities were $0.3 million for the three months ended June 30, 2012 compared to $0.5 million for the three months ended June 30, 2011, as a result of decreased average borrowing levels. Management and incentive fees were lower in the quarter ended June 30, 2012 at $1.1 million compared to $1.6 million for the quarter ended June 30, 2011, primarily as a result of lower average total asset balances, which are the basis for the base management fee computation.  In addition, we incurred investment income incentive fees totaling $0.3 million in the three months ended June 30, 2011 which did not recur in 2012. Professional fees, insurance expense and other general and administrative expenses for the quarter ended June 30, 2012 were relatively unchanged at $1.3 million, compared to the quarter ended June 30, 2011.

For the six months ended June 30, 2012, operating expenses were $5.3 million, decreasing $0.9 million, or 15%, compared to $6.2 million for the six months ended June 30, 2011. Interest expense and fees on our credit facilities decreased to $0.7 million for the six months ended June 30, 2012 compared to $0.8 million for the six months ended June 30, 2011, due to decreased average borrowing levels. Management and incentive fees for the six months ended June 30, 2012 were $2.1 million, decreasing $0.8 million, compared to $2.9 million for the first six months of 2011, primarily as a result of lower base management fees in 2012 and the incurrence of $0.3 million of investment income incentive fees in the second quarter of 2011. Professional fees, insurance expense and other general and administrative expenses were unchanged at $2.5 million for the year-to-date period ended June 30, 2012, compared to the corresponding period in 2011.

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

Net Investment Income

For the three months ended June 30, 2012, net investment income was $2.6 million, compared to $5.7 million for the three months ended June 30, 2011.  The $3.1 million, or 54%, decrease was attributable to the $3.8 million decrease in investment income, partially offset by the $0.7 million decrease in operating expenses, both of which are described above.

For the six months ended June 30, 2012, net investment income was $5.6 million compared to $9.4 million for the six months ended June 30, 2011.  The $3.8 million, or 40%, decrease was attributable to the $4.7 million decrease in investment income, partially offset by the $0.9 million decrease in operating expenses, both of which are described above.

Net Realized Gains (Losses)

We did not realize any significant gains or losses on investments during the three and six months ended June 30, 2012. For the three months ended June 30, 2011, we recognized net realized capital gains of $1.0 million resulting from the sale of our royalty interests associated with our investment in Greenleaf Investments, LLC, or Greenleaf.

For the six months ended June 30, 2011, we recognized net realized capital gains of $0.5 million resulting from the $1.0 million gain on the sale of our Greenleaf royalty interest and a $0.5 million gain on the partial sale of GMX Resources, Inc., or GMX, Senior Convertible Notes, partially offset by a $1.1 million loss on the sale of our senior notes of Pioneer Natural Resources Co., or Pioneer.

Unrealized Appreciation or Depreciation on Investments

For the three months ended June 30, 2012, net unrealized depreciation on portfolio investments was $1.5 million, largely due to decreases in the estimated fair value of our investments in Black Pool Energy Partners, LLC, or Black Pool, of $2.0 million and Globe BG, LLC, or Globe, of $0.9 million, partially offset by increases in the values of our investments in Castex Energy Development Fund, LP, or CEDF, of $1.1 million and Everest of $0.9 million. Net decreases in the estimated fair value of remaining investments totaled $0.6 million. For the three months ended June 30, 2011, net unrealized depreciation on portfolio investments was $23.1 million, largely due to decreases of $10.2 million in the fair value of our investments in BioEnergy and Bionol, which commenced bankruptcy proceedings in July 2011, $9.8 million on Alden ORRI and Class E units upon their sale in July 2011, and $2.8 million on DeanLake Operator, LLC. Net decreases in the estimated fair value of remaining investments totaled $0.3 million.

For the six months ended June 30, 2012, net unrealized depreciation on portfolio investments was $0.3 million, primarily due to decreases in estimated fair value of our investments of $2.3 million for Black Pool and $0.8 million for Globe, offset by increases in the estimated fair value of $1.6 million for CEDF units, $0.9 million for Everest and $0.9 million for our investment in GMX Senior Convertible Notes. Net decreases in the estimated fair value of remaining investments totaled $0.6 million. For the six months ended June 30, 2011, net unrealized depreciation on portfolio investments was $29.5 million, primarily due to decreases in fair value of our investments of $21.5 million for BioEnergy and Bionol, $7.0 million on Alden and Gatliff and $2.8 million on Black Pool, offset by increases in the estimated fair value of our remaining investments of $1.8 million.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended June 30, 2012, we recorded a net increase in net assets resulting from operations of $1.1 million, or $0.05 per share, compared to a net decrease in net assets of $16.4 million, or $0.76 per share, for the three months ended June 30, 2011. The $17.5 million, or $0.81 per share, net change between the two periods was primarily attributable to the $20.6 million decrease in net realized and unrealized losses on our investments in 2012, partially offset by a $3.1 million decrease in net investment income in 2012.

For the six months ended June 30, 2012, we had a net increase in net assets resulting from operations of $5.3 million, or $0.25 per share, compared to a net decrease of $19.7 million, or $0.91 per share, for the corresponding period in 2011.  The $25.0 million, or $1.16 per share, net improvement was primarily attributable to the $28.7 million decrease in net realized and unrealized losses on our investments during the six months ended June 30, 2012, compared to the same period of 2011, partially offset by a $3.8 million decrease in investment income in 2012.

Financial Condition, Liquidity and Capital Resources

During the six months ended June 30, 2012, we generated cash from operations of $5.3 million, excluding net purchases of investments, compared to $6.5 million during the comparable period of 2011. The lower amount of cash generated from operations was primarily attributable to a smaller investment portfolio which resulted from net redemptions in excess of new investments, net realized losses on portfolio securities and net reduction in the fair value of certain investments during 2011. In addition, net collections of interest and income tax refunds receivable generated cash of $2.7 million in the first two quarters of 2011, compared to $1.0 million in the first two quarters of 2012.

Our net cash used in operating activities for the six months ended June 30, 2012 was $8.4 million, compared to $30.7 million for the six months ended June 30, 2011. This decrease in net cash used in 2012 was primarily due to lower net purchases of investments in portfolio securities in 2012. Purchases of portfolio securities during the first six months of 2012 totaled $36.3 million, compared to $51.5 million during the first six months of 2011. Purchases in 2012 primarily included the Everest Senior Notes of $25.0 million, the STP Term Loan of $9.8 million and additional investments in existing portfolio companies totaling $1.5 million. Purchases in the first six months of 2011 included an additional investment in ATP of $25.0 million, a $10.0 million Term Loan to Resaca Exploitation, Inc., or Resaca, the Spirit Resources, LLC Term Loan of $7.7 million and additional investments in existing portfolio companies totaling $8.8 million. During the first six months of 2011, we also purchased $30.6 million in U.S. Treasury Bills with borrowings under our Treasury Facility, compared to $10.2 million purchased during the second quarter of 2012. Proceeds from the redemption of investments totaled $32.8 million during the first six months of 2012, compared to $44.9 million during the first six months of 2011. Redemptions in 2012 included ATP, $10.5 million, Tammany Oil & Gas, LLC, $10.1 million, Crestwood, $8.3 million; APC, $3.2 million; and other redemptions totaling $0.7 million. Redemptions in 2011 included Greenleaf, $8.6 million; Resaca, $10.0 million; Pioneer, $10.4 million; GMX, $3.3 million; ATP, $4.5 million; Tammany, $2.9 million and other redemptions totaling $5.2 million.

At June 30, 2012, we had cash and cash equivalents totaling $121.4 million. The high cash balance was in place at the end of June in anticipation of funding the $75.0 million of investments in Castex 2005 and ATP, which closed in early July 2012. At June 30, 2012, the amount outstanding under our $72.0 million Amended and Restated Revolving Credit Agreement, or the Investment Facility, was $71.3 million and no additional amount was available for borrowing. We repaid $43.8 million of the $71.3 million balance outstanding under the Investment Facility in July 2012. As of June 30, 2012, the amount outstanding under our $30.0 million Treasury Secured Revolving Credit Agreement, or the Treasury Facility, was $10.0 million and an additional $20.0 million was available for borrowing. We repaid the entire $10.0 million balance outstanding under the Treasury Facility in July 2012. We expect that our interest expense will increase in the second half of 2012 as a result of higher average debt balances.

During the six months ended June 30, 2012, we paid cash dividends totaling $6.5 million, or $0.30 per share, to our common stockholders.  In June 2012, we declared a second quarter dividend totaling $2.8 million, or $0.13 per share, which was paid in July 2012. We currently intend to continue to distribute, in the form of quarterly dividends, a minimum of 90% of our annual investment company taxable income to our stockholders.

On October 31, 2011, our Board of Directors approved a stock repurchase plan, pursuant to which we may, from time to time, repurchase up to $10.0 million of our common stock in the open market at prices not to exceed net asset value during our open trading periods.  Our Board of Directors authorized this plan, because it believes that general market trading activity may cause our common stock to be undervalued from time to time.  The repurchase program does not obligate us to purchase any shares and may be discontinued at any time. Pursuant to this plan, in May 2012, we repurchased an aggregate of 250,029 shares of our common stock in the open market at an average price of $6.51 per share, totaling $1.6 million. Under the terms of the stock repurchase plan, we are authorized to repurchase up to an additional $8.4 million of our common stock.

Commodity Derivative Instruments

We use commodity derivative instruments from time to time to manage our exposure to commodity price fluctuations.  We use all of our derivatives for risk management purposes and do not hold any amounts for speculative or trading purposes. We do not designate these instruments as hedging instruments for financial accounting purposes, and, as a result, we recognize the change in the instruments’ fair value currently on the consolidated statements of operations as net increase (decrease) in unrealized appreciation (depreciation) on investments. In December 2011, in connection with our purchase of a limited term royalty interest from ATP, we purchased a series of oil put options to provide insurance against downside price movements. See Note 10 of Notes to Consolidated Financial Statements included elsewhere herein for further description of our put options.

Credit Facilities and Borrowings

On December 6, 2011, we entered into the Investment Facility.  The total amount outstanding under the Investment Facility was $71.3 million and $50.0 million, as of June 30, 2012 and December 31, 2011, respectively.  Substantially all of our assets, except our investments in U.S. Treasury Bills, are collateral for the obligations under the Investment Facility.  The Investment Facility matures on August 31, 2014, and bears interest, at our option, at either (i) LIBOR plus 325 to 475 basis points, or (ii) the base rate plus 225 to 375 basis points, both based on our amounts outstanding.  As of June 30, 2012, the interest rate on our outstanding balance of $71.3 million was 5.5% (base rate plus 225 basis points).  We repaid $43.8 million of the $71.3 million balance in July 2012.  As of June 30, 2012, we had a letter of credit outstanding of $0.7 million, and there was no additional amount available to us for borrowing under the Investment Facility.

On March 31, 2011, we entered into the Treasury Facility, which can only be used to purchase investments in U.S. Treasury Bills.  Proceeds from the Treasury Facility facilitate the growth of our investment portfolio and provide flexibility in the sizing of our portfolio investments.  On March 30, 2012, we entered into a consent and first amendment to the Treasury Facility. As amended, the Treasury Facility matures on March 31, 2013 and bears interest, at our option, at either (i) LIBOR plus 50 basis points or (ii) the base rate.  We have the right at any time to prepay the loans, in whole or in part, without premium or penalty.  As of June 30, 2012, the total amount outstanding under the Treasury Facility was $10.0 million and an additional $20.0 million was available. As of June 30, 2012, the interest rate on our outstanding balance of $10.0 million was 3.25% (base rate). We repaid the entire $10.0 million balance in July 2012.

The Investment Facility and Treasury Facility contain affirmative and reporting covenants and certain financial ratio and restrictive covenants that apply to our subsidiaries and us.  We complied with these covenants as of June 30, 2012 and had no events of default under either facility.  The most restrictive covenants are:

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

In addition to proceeds from borrowings under our Investment Facility, we may also fund a portion of our investments with issuances of equity or senior debt securities. We expect our primary use of funds to be investments in portfolio companies, cash distributions to holders of our common stock and payment of fees and other operating expenses.

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

Portfolio Credit Quality

Virtually all of our portfolio investments at June 30, 2012, are in negotiated, and often illiquid, securities of energy-related businesses. We maintain a system to evaluate the credit quality of these investments. While incorporating quantitative analysis, this system is a qualitative assessment. This system is intended to reflect the overall, long-term performance of a portfolio company’s business, the collateral coverage of an investment, and other relevant factors. Our rating scale ranges from 1 to 7, with 1 being the highest credit quality. As of June 30, 2012, our average portfolio rating on a dollar-weighted fair market value basis was 4.5, compared to 4.1 as of December 31, 2011. Of the 19 rated investments in 16 portfolio companies as of June 30, 2012, 10 investments retained the same rating as of December 31, 2011, 6 investments declined in rating, 1 investment improved and 2 investments were added to our portfolio during the first six months of 2012. As of June 30, 2012, on a fair value basis, approximately 40% of our portfolio investments were in the form of senior secured debt securities. As of June 30, 2012, we had 2 investments on non-accrual status with an aggregate cost and fair value of $24.8 million and $0.1 million, respectively. Our portfolio investments at fair value were approximately 84% of the related cost basis as of June 30, 2012 and December 31, 2011.

For the six months ended June 30, 2012, the increase in net unrealized depreciation was $0.3 million, primarily consisting of decreases in the estimated fair value of our investments in Black Pool of $2.3 million and Globe of $0.8 million, partially offset by the increase in the values of our investments in CEDF units of $1.6 million, Everest Term Loan of $0.9 million, and GMX Senior Convertible Notes of $0.9 million.

Contractual Obligations and Off-Balance Sheet Arrangements

The following table summarizes our contractual payment obligations at June 30, 2012 (in thousands):

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Revolving credit facilities (1)	$81,313	$10,000	$71,313	$-	$-
Total	$81,313	$10,000	$71,313	$-	$-

(1) Excludes accrued interest amounts.

We have certain unused commitments to extend credit to our portfolio companies. Generally, these commitments have fixed expiration dates, and we do not expect to fund the entire amounts before they expire.  Therefore, these commitment amounts do not necessarily represent future cash requirements.  In February 2010, we arranged for a letter of credit issued under the Investment Facility with respect to our investment in one of our portfolio companies.  As of June 30, 2012, the letter of credit balance was $0.7 million.  We do not report the unused portions of these commitments on our consolidated balance sheets. The following table shows our unused credit commitments and letter of credit as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012	December 31, 2011
Unused credit commitments	$5,729	$5,379
Letter of credit	687	2,852

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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q (June 30, 2012), we performed an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) of the Exchange Act.  Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2012, our disclosure controls and procedures were effective in providing reasonable assurance (i) that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) that such information is accumulated and communicated to management in a manner that allows timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No changes in internal control over financial reporting occurred during the quarter ended June 30, 2012 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act).

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings.

There have been no material changes to the legal proceedings disclosed under Part I, Item 3, “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 1A.   Risk Factors.

There have been no material changes to the risk factors disclosed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, except as described below.

Payments of our limited term overriding royalty interest (our "ORRI") granted by ATP Oil & Gas Corporation ("ATP") could be delayed for a period of time if ATP files for bankruptcy. There is a risk that the consequences of such delays would prevent us from recovering our full investment in the ORRI.

We have purchased the ORRI from ATP and own the right to portions (ranging from 5.0% to 10.8%) of the monthly revenues from the various oil and gas properties subject to the ORRI. As of July 3, 2012, our unrecovered investment was approximately $43 million. Our ORRI is structured as an interest in property and a "production payment" as defined in the U.S. Bankruptcy Code. The terms of the ORRI provide that it will terminate after we have received payments that equal our investments in the ORRI plus a time-value factor that is calculated at a rate of 13.2% per annum.

There has been speculation in the market recently concerning ATP's financial condition and liquidity. Should ATP enter into bankruptcy proceedings, payments not made on the ORRI for pre-petition production will likely be delayed, thus extending the time for termination of the ORRI, and may never be made in full. It is also possible that our rights to payments for post-petition production could be adversely affected in any bankruptcy proceedings involving ATP, resulting in our inability to recover our investment in full and our expected return. If we do not receive payments for post-petition production from the wells subject to the ORRI in amounts sufficient to provide for termination of the ORRI prior to the wells being shut in, then we would fail to recover, in full, our investment plus the associated time-value factor. In the interim, if production declines significantly, the fair value of our ORRI could decline accordingly.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

As discussed in Note 9 to our interim consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, in November 2011, our Board of Directors adopted a program that may provide for stock repurchases. The stock repurchase program allows for repurchases up to a total of $10.0 million of common stock. The following table provides information for the quarter ended June 30, 2012 regarding shares of our common stock that we repurchased in the open market.

			Total Number	Approximate
			of Shares	Dollar Value of
	Total	Weighted	Purchased as	Shares that May
	Number	Average	Part of Publicly	Yet be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Second Quarter 2012	Purchased	Per Share	or Programs	or Programs
Month #1: April 1, 2012 - April 30, 2012	-	$-	-	$10,000,000
Month #2: May 1, 2012 - May 31, 2012	250,029	6.51	250,029	8,372,311
Month #3: June 1, 2012 - June 30, 2012	-	-	-	8,372,311
Total	250,029	$6.51	$250,029

Item 6. Exhibits.

See “Index to Exhibits” following the signature page for a description of the exhibits furnished as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NGP CAPITAL RESOURCES COMPANY

Date: August 7, 2012	By:	/s/ Stephen K. Gardner
Stephen K. Gardner
President and Chief Executive Officer

Date: August 7, 2012	By:	/s/ L. Scott Biar
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

