Form 10-Q
period 2012-09-30
NGP Capital Resources Co
filed 2012-11-09
CIK 1297704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

As of November 7, 2012, there were 21,378,173 shares of the registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Amounts)

	September 30,	December 31,
	2012	2011
	(Unaudited)
Assets
Investments in portfolio securities at fair value
Control investments - majority owned
(cost: $0 and $0, respectively)	$—	$150
Affiliate investments
(cost: $38,038 and $36,778, respectively)	13,693	13,498
Non-affiliate investments
(cost: $195,694 and $135,824, respectively)	199,360	131,409
Total portfolio investments	213,053	145,057
Investments in U.S. Treasury Bills at fair value
(cost: $45,994 and $0, respectively)	45,989	—
Total investments	259,042	145,057
Cash and cash equivalents	31,856	106,570
Accounts receivable and other current assets	462	1,442
Interest receivable	1,972	792
Prepaid assets	2,092	2,720
Total current assets	36,382	111,524
Total assets	$295,424	$256,581

Liabilities and net assets
Current liabilities
Accounts payable and accrued expenses	$952	$739
Management and incentive fees payable	1,127	1,190
Payables for investment securities purchased	—	417
Dividends payable	3,421	3,893
Income taxes payable	54	66
Short-term debt	45,000	—
Total current liabilities	50,554	6,305
Deferred tax liabilities	3	10
Long-term debt	37,500	50,000
Total liabilities	88,057	56,315
Commitments and contingencies (Note 6)
Net assets
Common stock, $.001 par value, 250,000,000 shares authorized;
21,378,173 and 21,628,202, shares issued and outstanding	21	22
Paid-in capital in excess of par	253,849	255,486
Undistributed net investment income (loss)	(304)	(518)
Undistributed net realized capital gain (loss)	(28,629)	(30,286)
Net unrealized appreciation (depreciation) on investments	(17,570)	(24,438)
Total net assets	207,367	200,266
Total liabilities and net assets	$295,424	$256,581
Net asset value per share	$9.70	$9.26

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)
(Unaudited)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2012	2011	2012	2011
Investment income
Interest income:
Control investments - majority owned	$—	$1,439	$—	$8,605
Affiliate investments	451	342	1,260	973
Non-affiliate investments	4,883	4,716	14,167	11,234
Dividend income:
Non-affiliate investments	910	—	910	—
Royalty income, net of amortization:
Control investments - majority owned	—	515	—	1,195
Non-affiliate investments	124	274	432	801
Other income (loss), net	(42)	34	487	126
Total investment income	6,326	7,320	17,256	22,934
Operating expenses
Interest expense and bank fees	598	377	1,256	1,143
Management and incentive fees	1,127	1,337	3,275	4,262
Professional fees	272	376	794	811
Insurance expense	180	182	541	547
Other general and administrative expenses	717	761	2,327	2,488
Total operating expenses	2,894	3,033	8,193	9,251
Income tax provision (benefit), net	30	17	54	35
Net investment income	3,402	4,270	9,009	13,648
Net realized capital gain (loss) on investments
Control investments - majority owned	—	(32,880)	(36)	(32,798)
Non-affiliate investments	1,693	1,986	1,693	2,364
Total net realized capital gain (loss) on investments	1,693	(30,894)	1,657	(30,434)
Net unrealized appreciation (depreciation) on investments
Control investments - majority owned	—	27,918	(150)	18,679
Affiliate investments	(461)	(229)	(1,066)	(21,766)
Non-affiliate investments	7,596	(1,001)	8,077	281
Benefit (provision) for taxes on unrealized
appreciation (depreciation) on investments	4	0	7	3
Total net unrealized appreciation (depreciation)
on investments	7,139	26,688	6,868	(2,803)
Net increase (decrease) in net assets resulting
from operations	$12,234	$64	$17,534	$(19,589)
Net increase (decrease) in net assets resulting
from operations per common share	$0.57	$0.00	$0.82	$(0.91)

Dividends declared per common share	$0.16	$0.18	$0.41	$0.54
Weighted average shares outstanding - basic and diluted	21,378	21,628	21,507	21,628

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

(In Thousands)

(Unaudited)

	Common Stock		Paid-in Capital	Undistributed	Undistributed Net Realized	Net Unrealized Appreciation
	Shares	Amount	in Excess of Par	Net Investment Income (Loss)	Capital Gain (Loss)	(Depreciation) on Investments	Total Net Assets
Balance at December 31, 2011	21,628	$22	$255,486	$(518)	$(30,286)	$(24,438)	$200,266
Net increase (decrease)
in net assets resulting from operations	—	—	—	9,009	1,657	6,868	17,534
Acquisition of common stock under repurchase plan	(250)	(1)	(1,637)	—	—	—	(1,638)
Dividends declared	—	—	—	(8,795)	—	—	(8,795)
Balance at September 30, 2012	21,378	$21	$253,849	$(304)	$(28,629)	$(17,570)	$207,367

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	For The Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$17,534	$(19,589)
Adjustments to reconcile net increase (decrease) in
net assets resulting from operations to net cash provided by
(used in) operating activities:
Payment-in-kind interest	(1,572)	(6,650)
Net amortization of premiums, discounts and fees	(1,184)	(2,097)
Net realized capital (gain) loss on investments	(1,657)	30,434
Net unrealized (appreciation) depreciation on investments	(6,861)	2,806
Net deferred income tax provision (benefit)	(7)	(3)
Effects of changes in operating assets and liabilities:
Accounts receivable and other current assets	980	1,327
Interest receivable	(1,180)	1,612
Prepaid assets	628	745
Payables and accrued expenses	138	95
Purchase of investments in portfolio securities	(111,134)	(88,391)
Proceeds from redemption of investments in portfolio securities	54,001	138,156
Purchase of investments in U.S. Treasury Bills	(56,196)	(30,601)
Proceeds from redemption of investments in U.S. Treasury Bills	10,202	30,601
Net cash provided by (used in) operating activities	(96,308)	58,445
Cash flows from financing activities
Borrowings under revolving credit facilities	161,313	110,000
Repayments on revolving credit facilities	(128,813)	(145,000)
Acquisition of common stock under repurchase plan	(1,638)	—
Dividends paid	(9,268)	(11,679)
Net cash provided by (used in) financing activities	21,594	(46,679)
Net increase (decrease) in cash and cash equivalents	(74,714)	11,766
Cash and cash equivalents, beginning of period	106,570	68,457
Cash and cash equivalents, end of period	$31,856	$80,223

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2012
(In Thousands, Except Share Amounts and Percentages)
(Unaudited)

Portfolio Company	Industry Segment	Investment (1)	Principal	Cost	Fair Value (2)
PORTFOLIO INVESTMENTS
Control Investments - Majority Owned (50% or more owned)
DeanLake Operator, LLC (12)	Oil & Natural Gas Production and Development	Class A membership interests - entitled to 100% of distribution of DeanLake Operator, LLC		$—	$—

Rubicon Energy Partners, LLC (12)	Oil & Natural Gas Production and Development	4,000 LLC Units -50% ownership of the assets of Rubicon Energy Partners, LLC		—	—

Subtotal Control Investments - Majority Owned (50% or more owned)				$—	$—

Affiliate Investments - (5% to 25% owned)
BioEnergy Holding, LLC (6)	Alternative Fuels and	Senior Secured Notes	$16,662	$15,511	$—
	Specialty Chemicals	(15%, due 3/06/2015) (5)
		BioEnergy Holding Units - 11.1% of		1,297	—
		outstanding units of BioEnergy Holding, LLC
		Myriant Corporation - 0.56% of outstanding		419	800
		common shares of Myriant Corporation
		Myriant Corporation Warrants (8)		49	120

Bionol Clearfield, LLC (6)	Alternative Fuels and	Senior Secured Tranche C	4,950	4,950	—
	Specialty Chemicals	2nd Lien Term Loan
		(LIBOR + 7% cash, LIBOR + 9%
		default, due 9/06/2016) (5)

Resaca Exploitation Inc.	Oil & Natural Gas	Senior Unsecured Term Loan	12,481	12,327	12,481
	Production and Development	(9.5% cash, 12% PIK or 14%
		default, due 12/31/2014) (19)
		Common Stock (1,360,972 shares) -		3,235	276
		representing 6.56% of outstanding common
		stock of Resaca Exploitation Inc. (3) (9)
		Warrants (13)		250	16
Subtotal Affiliate Investments - (5% to 25% owned)				$38,038	$13,693

Non-affiliate Investments - (Less than 5% owned)
ATP Oil & Gas Corporation	Oil & Natural Gas	Limited Term Royalty Interest		$42,210	$42,657
	Production and Development	(13.2% annual interest)

BP Corporation North America, Inc.	Oil & Natural Gas Production and Development	Put options to sell up to 110,528 Bbls of crude oil at a strike price of $65.00 per Bbl. 12 monthly contracts expiring through September 30, 2013 (3)		326	44

Castex Energy Development	Oil & Natural Gas	Senior Secured Term Loan	27,500	27,103	27,500
Fund, LP	Production and Development	(The greater of 11.5% or LIBOR +
		10.5%, due 12/31/2014)
		Castex Class B Units - 5% (16)		0	1,920

Castex 2005 LP	Oil & Natural Gas	Redeemable Preferred LP Units	50,000	50,000	51,100
	Production and Development	(current pay 8% cash, due 7/1/2016) (21)

 (See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2012
(In Thousands, Except Share Amounts and Percentages)
(Unaudited)
(Continued)

Portfolio Company	Industry Segment	Investment (1)	Principal	Cost	Fair Value (2)
PORTFOLIO INVESTMENTS - Continued
Non-affiliate Investments - (Less than 5% owned) - Continued
Chroma Exploration &	Oil & Natural Gas	11,943 Shares Series A Participating		$2,222	$—
Production, Inc.	Production and Development	Convertible Preferred Stock (5)
		10,907 Shares Series AA Participating		2,090	63
		Convertible Preferred Stock (5)
		8.11 Shares Common Stock		—	—

EP Energy, LLC	Oil & Natural Gas	Senior Unsecured Notes	10,000	10,000	10,900
	Production and Development	(9.375%, due 5/1/2020) (3)

Globe BG, LLC	Coal Production	Contingent earn-out related to July 2011 sale		—	370
		of royalty interests in Alden Resources, LLC (15)

GMX Resources, Inc.	Oil & Natural Gas	Subordinated Notes	12,661	9,354	9,243
	Production and Development	(9%, due 3/2/2018)
		3,346,368 Shares Common Stock (4)		2,606	2,677

Huff Energy Holdings, Inc.	Oil & Natural Gas	Senior Secured Term Loan	16,100	16,100	16,100
	Production and Development	(The greater of 11% or LIBOR +
		7% , due 4/15/2013) (10)
		Black Pool Energy Partners, LLC -		8	100
		3% Overriding Royalty Interest (11)
		Black Pool Energy Partners, LLC Warrants (11)		10	—

Pallas Contour Mining, LLC	Coal Mining	Senior Secured Term Loan	7,561	7,597	7,561
		(17% default, due 10/14/2015) (18)

Powder River Acquisitions, LLC	Oil & Natural Gas	Senior Secured Promissory Note	2,750	2,750	2,750
	Production and Development	(12%, due 9/30/2011) (17)

Southern Pacific Resources	Oil & Natural Gas	Second Lien Term Loan	9,765	9,883	9,765
	Production and Development	(The greater of 10.5% or LIBOR + 8.5% or
		the greater of 10.5% or Prime + 7.5%,
		due 1/07/2016)

Spirit Resources, LLC	Oil & Natural Gas	Senior Secured Term Loan	13,500	13,312	13,500
	Production and Development	(The greater of 12% or LIBOR + 8%,
		due 4/27/2015) (20)
		Warrants (14)		25	147

Tammany Oil & Gas, LLC	Oil & Natural Gas	3.33% Overriding Royalty Interest (7)		93	2,463
	Production and Development	Warrants (7)		5	500

Subtotal Non-affiliate Investments - (Less than 5% owned)				$195,694	$199,360
Subtotal Portfolio Investments (82.2% of total investments)				$233,732	$213,053

GOVERNMENT SECURITIES
U.S. Treasury Bills (4)			$46,000	$45,994	$45,989
Subtotal Government Securities (17.8% of total investments)				$45,994	$45,989

TOTAL INVESTMENTS				$279,726	$259,042

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2012
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
(3)	Fair value estimate is determined using prices with observable market inputs (Level 2 hierarchy). See Note 7 of Notes to
Consolidated Financial Statements.
(4)	Fair value is determined using prices for identical securities in active markets (Level 1 hierarchy). See Note 7 of Notes to
Consolidated Financial Statements.
(5)	Non-accrual status.
(6)	BioEnergy Holding, LLC owns 100% of Bionol Clearfield, LLC. In July 2011, both entities filed for protection under Chapter 7 of the U.S. Bankruptcy Code.
(7)	Tammany Oil & Gas, LLC, or Tammany, has agreed to repurchase, and we have agreed to sell, our overriding royalty interest and warrants in Tammany for $3.0 million. The sale is expected to close on or before November 15, 2012.
(8)	Myriant Corporation warrants expire on August 15, 2015 and provide us the right to purchase 32,680 shares of Myriant Corporation at a purchase price of $10.00 per share.
(9)	Resaca Exploitation, Inc., or Resaca, stock is listed on the Alternative Investment Market of the London Stock Exchange, denominated in
British pounds beginning March 19, 2012, and its reported fair value at September 30, 2012 has been converted to U.S. dollars.
(10)	The Black Pool Energy Partners, LLC, or Black Pool, Term Loan originally matured on October 24, 2011 without repayment. On
September 21, 2012, we, Black Pool and Huff Energy Holdings, Inc., or HEH, executed an amendment (effective July 31, 2012) whereby
HEH unconditionally assumed the Black Pool Term Loan and became the new borrower.
(11)	HEH has agreed to repurchase, and we have agreed to sell, our overriding royalty interest and warrants in Black Pool for $0.1 million.
The sale is expected to close on or before November 15, 2012.
(12)	Assets of this portfolio company have been sold. The legal entity, in which we retain an equity interest, is in the process of dissolution.
(13)	Resaca warrants expire 10 business days following termination of the credit agreement and entitle us to purchase up to 2,420,000 shares of Resaca common stock at a purchase price of $1.92 per share.
(14)	Spirit Resources, LLC penny warrants expire five years after repayment of principal and interest and entitle us to acquire 33% of the
Units of Membership Interest.
(15)	Contingent payment of up to $6.8 million is dependent upon Alden Resources, LLC’s ability to achieve certain sales volume and operating efficiency levels during the three year period ending July 2014.
(16)	Lenders were granted 10% (5% net to us) of the LP interest in Castex Energy Development Fund, or Castex EDF, via Class B LP units that will become effective at the earlier of maturity or a liquidity event in which the Castex EDF assets are sold.
(17)	We issued a written notice of default in September 2011 and filed suit against Powder River Acquisitions, LLC, or Powder River, and an
individual guarantor for failure to pay principal and interest when due. In March 2012, the judge in the case issued a consent judgment in our favor. Powder River has paid past due interest through August 2012, reimbursed our legal fees and paid additional fees totaling
$50,000 related to a forbearance agreement. We are currently in the process of enforcing our rights pursuant to the consent judgment.
(18)	In January 2012, Pallas Contour Mining LLC, or Pallas Contour, violated a financial covenant under its Senior Secured Term Loan.
Beginning February 1, 2012, the applicable interest rate under the loan is 17% as long as the covenant violation persists.
(19)	In March 2012, Resaca received a default notice from the agent for its Senior Unsecured Term Loan, regarding the violation of two financial covenants. Beginning March 2, 2012, the applicable interest rate under this loan is 14% as long as the covenant violation persists.
(20)	In October 2012, we issued a written notice of default regarding the violation of financial covenants.
(21)	Upon redemption, we will receive the outstanding face amount plus an option to elect to receive either: a) a cash payment resulting in a total
12% IRR (inclusive of the 8% cash distributions) or b) our pro rata share of 2% of the outstanding regular limited partner interests in
Castex 2005 LP (0.67% net to us).

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2011
(In Thousands, Except Share Amounts and Percentages)

Portfolio Company	Energy Industry Segment	Investment (1)	Principal	Cost	Fair Value (2)
Control Investments - Majority Owned (50% or more owned)
BSR Holdings, LLC (11)	Oil & Natural Gas	100% of membership interests of		$—	$—
	Production and Development	BSR Holdings, LLC

DeanLake Operator, LLC (11)	Oil & Natural Gas	Class A membership interests - entitled to 100%		—	150
	Production and Development	of distribution of DeanLake Operator, LLC

Rubicon Energy Partners,	Oil & Natural Gas	4,000 LLC Units -
LLC (11)	Production and Development	50% ownership of the assets of
		Rubicon Energy Partners, LLC		—	—

Subtotal Control Investments - Majority Owned (50% or more owned)				$—	$150

Affiliate Investments - (5% to 25% owned)
BioEnergy Holding, LLC (6)	Alternative Fuels and	Senior Secured Notes	$16,662	$15,511	$—
	Specialty Chemicals	(15%, due 3/06/2015) (4)
		BioEnergy Holding Units - 11.1% of		1,297	—
		outstanding units of BioEnergy Holding, LLC
		Myriant Corporation - 0.55% of outstanding		419	706
		common shares of Myriant Corporation
		Myriant Corporation Warrants (8)		49	64

Bionol Clearfield, LLC (6)	Alternative Fuels and	Senior Secured Tranche C	4,950	4,950	—
	Specialty Chemicals	2nd Lien Term Loan
		(LIBOR + 7% cash, LIBOR + 9%
		default, due 9/06/2016) (4)

Resaca Exploitation Inc.	Oil & Natural Gas	Senior Unsecured Term Loan	11,265	11,067	11,265
	Production and Development	(9.5% cash or 12% PIK,
		due 12/31/2014) (21)
		Common Stock (1,360,972 shares) -		3,235	1,197
		representing 6.56% of outstanding common
		stock of Resaca Exploitation Inc. (3) (9)
		Warrants (13)		250	266

Subtotal Affiliate Investments - (5% to 25% owned)				$36,778	$13,498

Non-affiliate Investments - (Less than 5% owned)
Anadarko Petroleum Corporation	Oil & Natural Gas	Net Profits Interest	$3,183	$3,200	$3,483
2007-III Drilling Fund	Production and Development	(12.375 % annual interest, due 4/23/2032)

ATP Oil & Gas Corporation	Oil & Natural Gas	Limited Term Royalty Interest		28,443	28,443
	Production and Development	(12.35% annual interest,
		13% IRR to pay-out) (19)

BP Corporation North America,	Oil & Natural Gas	Put options to sell up to 141,376 Bbls of		417	417
Inc.	Production and Development	crude oil at a strike price of $65.00 per Bbl.
		15 monthly contracts beginning on July 1,
		2012 and expiring on September 30, 2013 (3)

Black Pool Energy	Oil & Natural Gas	Senior Secured Term Loan	15,744	15,744	12,000
Partners, LLC	Production and Development	(The greater of 18% or LIBOR +
		14% default, due 10/24/2011) (18)
		3% Overriding Royalty Interest		8	100
		Warrants (10)		10	—

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2011
(In Thousands, Except Share Amounts and Percentages)
(Continued)

Portfolio Company	Energy Industry Segment	Investment (1)	Principal	Cost	Fair Value (2)
Non-affiliate Investments - (Less than 5% owned) - Continued
Castex Energy Development	Oil & Natural Gas	Senior Secured Term Loan	$27,500	$26,996	$27,500
Fund, LP	Production and Development	(The greater of 11.5% or LIBOR +
		10.5%, due 12/31/2014)
		Castex Class B Units - 5% (16)		—	—

Chroma Exploration &	Oil & Natural Gas	11,595 Shares Series A Participating		2,222	—
Production, Inc.	Production and Development	Convertible Preferred Stock (4)
		10,589 Shares Series AA Participating		2,090	500
		Convertible Preferred Stock (4)
		8.11 Shares Common Stock		—	—
		Warrants (5)		—	—

Crestwood Holdings, LLC	Natural Gas	Senior Secured Term Loan	8,283	8,132	8,283
	Gathering and Processing	(The greater of 10.5% or LIBOR + 8.5%,
		due 10/01/2016)

Globe BG, LLC	Coal Production	Contingent earn-out related to July 2011 sale	—	—	3,270
		of royalty interests in Alden Resources (15)

GMX Resources, Inc. (3)	Oil & Natural Gas	Senior Convertible Notes	12,661	11,332	8,103
	Production and Development	(5%, due 2/1/2013)

Nighthawk Transport I, LP	Energy Services	LP Units (12)		—	—
		Warrants (12)		—	—

Pallas Contour Mining, LLC	Coal Mining	Senior Secured Term Loan	11,661	11,703	11,661
		(14%, due 10/14/2015) (20)

Powder River Acquisitions, LLC	Oil & Natural Gas	Senior Secured Promissory Note	3,241	3,241	3,241
	Production and Development	(12% default, due 9/30/2011) (17)

Spirit Resources, LLC	Oil & Natural Gas	Senior Secured Term Loan	12,250	12,018	12,250
	Production and Development	(The greater of 12% or LIBOR + 8%,
		due 4/27/2015)
		Warrants (14)		25	25

Tammany Oil & Gas, LLC	Oil & Natural Gas	Senior Secured Term Loan	10,133	10,125	10,133
	Production and Development	(The greater of 13% or LIBOR + 8%,
		due 9/30/2012)
		3.33% Overriding Royalty Interest		113	1,000
		Warrants (7)		5	1,000

Subtotal Non-affiliate Investments - (Less than 5% owned)				$135,824	$131,409

TOTAL INVESTMENTS				$172,602	$145,057

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
(5)	Chroma Exploration & Production, Inc. warrants expire on April 5, 2012 and provide us the right to purchase 2,462 shares of common stock at a purchase price of $75.00 per share.
(6)	BioEnergy Holding, LLC owns 100% of Bionol Clearfield, LLC. In July 2011, both entities filed for protection under Chapter 7 of the U.S. Bankruptcy Code.
(7)	Tammany Oil & Gas, LLC warrants expire five years after repayment of principal and interest and provide us the right to purchase approximately 5% of membership shares at the exercise price of approximately $17.61 per share.
(8)	Myriant Corporation warrants expire on August 15, 2015 and provide us the right to purchase 32,680 shares of Myriant Corporation at a purchase price of $10.00 per share.
(9)	Resaca Exploitation, Inc., or Resaca, stock trades in U.S. dollars on the Alternative Investment Market of the London Stock Exchange.
(10)	Black Pool warrants expire seven years after repayment of principal and interest and provide us the right to purchase approximately
25% of membership interest at the exercise price of $0.01 per unit.
(11)	Assets of this portfolio company have been sold. The legal entity, in which we retain an equity interest, is in the process of dissolution.
(12)	Due to insufficient recoveries in the liquidation under Nighthawk Transport I, LP's, or Nighthawk, voluntary petition under Chapter 7 of the U.S. Bankruptcy Code, we recognized a realized loss of our total remaining investment in Nighthawk notes in December 2009.
We retain ownership in warrants and units in Nighthawk and have assigned no value to those securities.
(13)	Resaca warrants expire 10 business days following termination of the credit agreement and entitle us to purchase up to 2,420,000 shares of Resaca common stock at a purchase price of $1.92 per share.
(14)	Spirit Resources, LLC penny warrants expire five years after repayment of principal and interest and entitle us to acquire 33% of the
Units of Membership Interest.
(15)	Contingent payment of up to $6.8 million is dependent upon Alden Resources’ ability to achieve certain sales volume and operating efficiency levels during the three year period ending July 2014.
(16)	Lenders were granted 10% (5% net to us) of the LP interest in Castex Energy Development Fund via Class B LP units that will become effective at the earlier of maturity or a liquidity event in which the Castex Energy Development Fund assets are sold.
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

(See accompanying notes to consolidated financial statements)

   NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED FINANCIAL HIGHLIGHTS

(Unaudited)

	For The Nine Months Ended September 30,
Per Share Data (1)	2012	2011
Net asset value, beginning of period	$9.26	$10.90
Net investment income	0.42	0.63
Net realized and unrealized gain (loss) on investments (2)	0.40	(1.54)
Net increase (decrease) in net assets resulting from operations	0.82	(0.91)
Dividends declared	(0.41)	(0.54)
Other (3)	0.03	—
Net asset value, end of period	$9.70	$9.45

Market value, beginning of period	$7.19	$9.20
Market value, end of period	$7.46	$6.54
Market value return (4)	9.7%	(24.1%)
Net asset value return (4)	10.8%	(7.4%)

Ratios and Supplemental Data
($ and shares in thousands)
Net assets, end of period	$207,367	$204,457
Average net assets	$201,639	$220,092
Common shares outstanding end of period	21,378	21,628
Net investment income/average net assets (5)	6.0%	8.3%
Portfolio turnover rate (6)	31.6%	47.6%
Total operating expenses/average net assets (5)	5.4%	5.6%
Net increase (decrease) in net assets resulting from
operations/average net assets (5)	11.6%	(11.9%)

Expense Ratios (as a percentage of average net assets) (5)
Interest expense and bank fees	0.8%	0.7%
Management and incentive fees	2.2%	2.6%
Other operating expenses	2.4%	2.3%
Total operating expenses	5.4%	5.6%

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
(3) Represents the impact of common stock repurchases. See Note 8.
(4) Return calculations assume reinvestment of dividends and are not annualized.
(5) Annualized.
(6) Portfolio turnover rate for the nine months ended September 30, 2011 has been corrected from 76.6%.

(See accompanying notes to consolidated financial statements)

 NGP CAPITAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

Note 1: Organization

These consolidated financial statements present the financial position, results of operations and cash flows of NGP Capital Resources Company and its consolidated subsidiaries. The terms “we,” “us,” “our” and “NGPC” refer to NGP Capital Resources Company and its consolidated subsidiaries. We are a financial services company organized in July 2004 as a Maryland corporation to invest primarily in small and mid-size private energy companies. In early 2012, we expanded our investment strategy to also include middle market companies not engaged in the energy industry. Our investment objective is to generate both current income and capital appreciation primarily through debt investments with certain equity components. We are a closed-end, non-diversified management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, or the 1940 Act. In addition, for federal income tax purposes we operate so as to be treated as a regulated investment company, or RIC, under the Internal Revenue Code of 1986, as amended, or the Code. We have several direct and indirect subsidiaries that are single member limited liability companies and wholly-owned limited partnerships established to hold certain portfolio investments or provide services to us in accordance with specific rules prescribed for a company operating as a RIC. We consolidate the financial results of our wholly-owned subsidiaries for financial reporting purposes, and we do not consolidate the financial results of our portfolio companies. Our external manager, NGP Investment Advisor, LP, or our Manager, conducts our operations pursuant to an Investment Advisory Agreement (see Note 4). NGP Energy Capital Management, L.L.C., or NGP, and NGP Administration, LLC, or our Administrator, together own 100% of our Manager.

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

Preparing interim consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes to the consolidated financial statements, including the estimated fair values of our investment portfolio discussed in Note 7.  Although we believe our estimates and assumptions are reasonable, actual results could differ from these estimates.

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

	Per Share
Declaration Date	Amount	Record Date	Payment Date
March 9, 2011	$0.18	March 31, 2011	April 8, 2011
June 14, 2011	$0.18	June 30, 2011	July 8, 2011
September 13, 2011	$0.18	September 30, 2011	October 10, 2011
December 13, 2011	$0.18	December 31, 2011	January 6, 2012
March 19, 2012	$0.12	April 2, 2012	April 9, 2012
June 12, 2012	$0.13	June 29, 2012	July 9, 2012
September 11, 2012	$0.16	September 28, 2012	October 8, 2012

 Note 3: Credit Facilities and Borrowings

On December 6, 2011, we entered into a $72.0 million Amended and Restated Revolving Credit Agreement, or the Investment Facility.  The total amount outstanding under the Investment Facility was $37.5 million and $50.0 million, as of September 30, 2012 and December 31, 2011, respectively.  Substantially all of our assets, except our investments in U.S. Treasury Bills, are collateral for the obligations under the Investment Facility.  The Investment Facility matures on August 31, 2014, and bears interest, at our option, at either (i) LIBOR plus 325 to 475 basis points, or (ii) the base rate plus 225 to 375 basis points, both based on our amounts outstanding.  As of September 30, 2012, the weighted average interest rate on our outstanding balance of $37.5 million was 5.8%.  We repaid $18 million of this balance in October 2012.  As of September 30, 2012, we had a letter of credit outstanding of $0.1 million, and there was $34.4 million available for borrowing under the Investment Facility.

On March 31, 2011, we entered into a $30.0 million Treasury Secured Revolving Credit Agreement, or the Treasury Facility, which can only be used to purchase U.S. Treasury Bills. Proceeds from the Treasury Facility facilitate the growth of our investment portfolio and provide flexibility in the sizing of our portfolio investments.  On September 25, 2012, we entered into a second amendment to the Treasury Facility which increased the aggregate commitment amount from $30.0 million to $45.0 million. As amended, the Treasury Facility matures on September 25, 2013 and bears interest, at our option, at either (i) LIBOR plus 100 basis points or (ii) the base rate.  We have the right at any time to prepay the loans, in whole or in part, without premium or penalty.  As of September 30, 2012, we had $45 million outstanding and no additional amount available for borrowing under the Treasury Facility, and the interest rate on our outstanding balance was 1.36% (LIBOR plus 100 basis points).

The Investment Facility and Treasury Facility contain affirmative and reporting covenants and certain financial ratio and restrictive covenants that apply to our subsidiaries and us.  We complied with these covenants as of September 30, 2012 and had no events of default under either facility.  The most restrictive covenants are:

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

Incentive Fee:   The incentive fee under the Investment Advisory Agreement consists of two parts. We calculate the first part of the incentive fee, the Investment Income Incentive Fee, as 20% of the excess, if any, of our net investment income for the quarter that exceeds a quarterly hurdle rate equal to 2% (8% annualized) of our net assets.  We calculate and pay this Investment Income Incentive Fee quarterly in arrears.  For the purpose of this fee calculation, net investment income means interest income, dividend income, royalty income and any other income (including any other fees, such as commitment, origination, syndication, structuring, diligence, managerial assistance, monitoring, and consulting fees or other fees that we receive from portfolio companies) accrued during the fiscal quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement, and interest expense, but excluding the incentive fee).   Accordingly, we may pay an incentive fee based partly on accrued interest, the collection of which is uncertain or deferred.  Net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, or OID, debt instruments with payment-in-kind interest and zero coupon securities), accrued income that we have not yet received in cash.  Net investment income does not include any realized capital gains, realized capital losses, or unrealized capital appreciation or depreciation.  For the three and nine months ended September 30, 2012, we did not incur any Investment Income Incentive Fees. For the three and nine months ended September 30, 2011, we incurred $30,303 and $311,323, respectively, of Investment Income Incentive Fees.

We calculate the second part of the incentive fee, the Capital Gains Fee, as (1) 20% of (a) our net realized capital gains (realized capital gains less realized capital losses) on a cumulative basis from the closing date of our initial public offering to the end of such fiscal year, less (b) any unrealized capital depreciation at the end of such fiscal year, less (2) the aggregate amount of all Capital Gains Fees paid to our Manager in prior fiscal years.  We determine and pay the Capital Gains Fee in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date).  For accounting purposes only, in order to reflect the theoretical Capital Gains Fee that would be payable for a given period as if all unrealized capital gains were realized, we accrue a Capital Gains Fee as described above (in accordance with the terms of the Investment Advisory Agreement), plus 20% of unrealized capital gains on investments held at the end of such period. It should be noted that the portion of the accruals for the Capital Gains Fees attributable to unrealized capital gains will not necessarily be payable under the Investment Advisory Agreement, and may never be paid based on the computation of Capital Gains Fees in subsequent periods.  As of September 30, 2012, we had cumulative net capital losses of $54.2 million and cumulative net unrealized capital depreciation of $17.6 million.  We have not incurred or paid any Capital Gains Fees in 2012 or 2011.

Our Board of Directors originally approved the Investment Advisory Agreement on November 9, 2004.  Our Board of Directors or the holders of a majority of our outstanding voting securities must approve the continuation of the Investment Advisory Agreement at least annually.  Additionally, in either case, the approval must be by a majority of our independent directors.  On October 30, 2012, our Board of Directors, including all of the independent directors, approved an extension of the Investment Advisory Agreement through November 9, 2013.

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

We owed $200,000 and $210,000 to our Administrator as of September 30, 2012 and December 31, 2011, respectively, for expenses incurred on our behalf for the final month of the respective quarterly period.  We include these amounts in accounts payable and accrued expenses. Our Board of Directors originally approved the Administration Agreement on November 9, 2004.  Our Board of Directors and a majority of our independent directors must approve the continuation of the Administration Agreement at least annually.  On October 30, 2012, our Board of Directors, including all of the independent directors, approved an extension of the Administration Agreement through November 9, 2013.

Note 5: Federal Income Taxes

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

Note 6: Commitments and Contingencies

As of September 30, 2012, we had investments in or commitments to fund investments in 18 portfolio companies totaling $250.9 million.  Of this total, $235.9 million was outstanding and $15.0 million remained committed and available to fund. Generally, these commitments have fixed expiration dates, and we do not expect to fund the entire $15.0 million of commitments before they expire.  We do not report the unused portions of these commitments on our consolidated balance sheets.

In February 2010, we arranged for a letter of credit issued under the Investment Facility with respect to our investment in one of our portfolio companies. As of September 30, 2012, the letter of credit balance was $0.1 million.

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

 Note 7: Fair Value

Investments consisted of the following as of September 30, 2012 and December 31, 2011:

	September 30, 2012
		% of		% of
(Dollar amounts in thousands)	Cost	Total	Fair Value	Total
Portfolio investments
Senior secured debt	$87,323	31.2%	$67,411	26.0%
Subordinated debt	41,564	14.9%	42,389	16.4%
Limited term royalties	42,210	15.1%	42,657	16.5%
Contingent earn-out	—	0.0%	370	0.1%
Commodity derivative instruments	326	0.1%	44	0.0%
Royalty interests	101	0.0%	2,563	1.0%
Equity securities
Membership and partnership units	51,716	18.5%	53,820	20.8%
Participating preferred stock	4,312	1.6%	63	0.0%
Common stock	5,841	2.1%	2,953	1.1%
Warrants	339	0.1%	783	0.3%
Total equity securities	62,208	22.3%	57,619	22.2%
Total portfolio investments	233,732	83.6%	213,053	82.2%
Government securities
U.S. Treasury Bills	45,994	16.4%	45,989	17.8%
Total investments	$279,726	100.0%	$259,042	100.0%

	December 31, 2011
		% of		% of
(Dollar amounts in thousands)	Cost	Total	Fair Value	Total
Senior secured debt	$108,420	62.8%	$85,068	58.6%
Subordinated debt	11,067	6.4%	11,265	7.8%
Senior convertible notes	11,332	6.5%	8,103	5.6%
Limited term royalties	28,443	16.5%	28,443	19.6%
Net profits interests	3,200	1.9%	3,483	2.4%
Contingent earn-out	—	0.0%	3,270	2.3%
Commodity derivative instruments	417	0.2%	417	0.3%
Royalty interests	121	0.1%	1,100	0.8%
Equity securities
Membership and partnership units	1,716	1.0%	856	0.6%
Participating preferred stock	4,312	2.5%	500	0.3%
Common stock	3,235	1.9%	1,197	0.8%
Warrants	339	0.2%	1,355	0.9%
Total equity securities	9,602	5.6%	3,908	2.6%
Total investments	$172,602	100.0%	$145,057	100.0%

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

•	Investment Team Valuation. The investment professionals of our Manager prepare fair value estimates for each investment.

•	Investment Team Valuation Documentation. The investment team documents and discusses its preliminary fair value estimates with senior management of our Manager.

•	Presentation to Valuation Committee. Senior management presents the valuation analyses and fair value estimates to the Valuation Committee of our Board of Directors.

•	Third Party Valuation Activity. The Valuation Committee and our Board of Directors, in their discretion, may retain an independent valuation firm to review any or all of the valuation analyses and fair value estimates provided by the investment team of our Manager. The Valuation Committee has not retained an independent valuation firm in connection with any fair value estimates during the year ended December 31, 2011 or the nine months ended September 30, 2012.

•	Board of Directors and Valuation Committee. The Board of Directors and Valuation Committee review and discuss the valuation analyses and fair value estimates provided by the investment team of our Manager and the analysis of the independent valuation firm, if applicable.

•	Final Valuation Determination. Our Board of Directors discusses the fair value estimates recommended by the Valuation Committee and determines the fair value of each investment in our portfolio, in good faith, based on the input of the investment team of our Manager, our Valuation Committee and the independent valuation firm, if any.

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

Contingent Earn-Out: Our contingent earn-out investment resulted from the sale of our investment in Alden Resources, LLC to Globe BG, LLC (“Globe”) in July 2011. The amount of the payment, up to $6.8 million, is based on a formula involving the number of clean tons produced multiplied by the difference between the company’s cost of production in 2010 and the cost of production during the optimal consecutive 12-month period during the 3-year period ending July 2014. We based our valuation of the earn-out on a weighted average of the discounted value of the earn-out payment computed under twenty scenarios with various production and production cost assumptions. A significant increase (decrease) in production, a significant decrease (increase) in cost of production, or a significant decrease (increase) in the discount rate may result in a higher (lower) value of the earn-out. During the third quarter of 2012, we received historical data from Globe that revised our outlook for production and costs during the earn-out period, this reducing the estimated fair value.

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

Fair value accounting classifies financial assets and liabilities in their entirety based on the lowest level of input that is significant to the estimated fair value measurement. Our assessment of the significance of a particular input to the estimated fair value measurement requires judgment, and may affect the valuation assets and liabilities and their placement within the fair value hierarchy levels.   We did not have any liabilities measured at fair value at September 30, 2012 or December 31, 2011. The following tables set forth our financial assets by level within the fair value hierarchy that we accounted for at fair value as of September 30, 2012 and December 31, 2011.

	Fair Value Measurements as of September 30, 2012
	(In Thousands)
		Quoted	Prices with
		Prices	Observable
		in Active	Market	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Portfolio investments
Affiliate investments
Subordinated debt	$12,481	$—	$—	$12,481
Equity securities	1,212	—	276	936
Total affiliate investments	13,693	—	276	13,417
Non-affiliate investments
Senior secured debt	67,411	—	—	67,411
Subordinated debt	29,908	—	10,900	19,008
Limited term royalties	42,657	—	—	42,657
Contingent earn-out	370	—	—	370
Commodity derivative instruments	44	—	44	—
Royalty interests	2,563	—	—	2,563
Equity securities	56,407	2,677	—	53,730
Total non-affiliate investments	199,360	2,677	10,944	185,739
Total portfolio investments	213,053	2,677	11,220	199,156
Government securities
U.S. Treasury Bills	45,989	45,989	—	—
Total investments	$259,042	$48,666	$11,220	$199,156

	Fair Value Measurements as of December 31, 2011
	(In Thousands)
		Quoted	Prices with
		Prices	Observable
		in Active	Market	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Control investments
Equity securities	$150	$—	$—	$150
Total control investments	150	—	—	150
Affiliate investments
Subordinated debt	11,265	—	—	11,265
Equity securities	2,233	—	1,197	1,036
Total affiliate investments	13,498	—	1,197	12,301
Non-affiliate investments
Senior secured debt	85,068	—	—	85,068
Senior convertible notes	8,103	—	8,103	—
Limited term royalties	28,443	—	—	28,443
Net profits interests	3,483	—	—	3,483
Contingent earn-out	3,270	—	—	3,270
Commodity derivative instruments	417	—	417	—
Royalty interests	1,100	—	—	1,100
Equity securities	1,525	—	—	1,525
Total non-affiliate investments	131,409	—	8,520	122,889
Total investments	$145,057	$—	$9,717	$135,340

The following tables present roll-forwards of the changes in the estimated fair value during the three- and nine-month periods ended September 30, 2012 and 2011 for all investments for which we determine estimated fair value using unobservable (Level 3) factors.  During the three- and nine-month periods ended September 30, 2012 and 2011, none of the investments in portfolio companies changed between the categories of Control Investments – Majority Owned, Affiliate Investments and Non-Affiliate Investments and there were no transfers between Levels 3, 2 or 1.

Fair Value Measurements For The Three Months Ended September 30, 2012, Using Unobservable Inputs (Level 3)
(Dollar Amounts in Thousands)

			Net Profits
	Senior Secured		Interests, Royalty
	Debt and		Interests
	Limited Term	Subordinated	and Equity	Contingent	Total
	Royalties	Debt	Securities	Earn-out	Investments
Fair value at June 30, 2012	$82,452	$21,835	$6,122	$2,460	$112,869
Total gains, (losses) and amortization:
Net realized gains (losses)	—	—	408	—	408
Net unrealized gains (losses)	6,461	(119)	1,116	(2,090)	5,368
Net amortization of premiums, discounts and fees	82	20	(9)	—	93
New investments, repayments and settlements, net:
New investments	24,850	9,342	50,000	—	84,192
Payment-in-kind	356	436	—	—	792
Repayments and settlements	(4,133)	(25)	(408)	—	(4,566)
Fair value at September 30, 2012	$110,068	$31,489	$57,229	$370	$199,156

Fair Value Measurements For The Nine Months Ended September 30, 2012, Using Unobservable Inputs (Level 3)
(Dollar Amounts in Thousands)

			Net Profits
	Senior Secured		Interests, Royalty
	Debt and		Interests
	Limited Term	Subordinated	and Equity	Contingent	Total
	Royalties	Debt	Securities	Earn-out	Investments
Fair value at December 31, 2011	$113,511	$11,265	$7,294	$3,270	$135,340
Total gains, (losses) and amortization:
Net realized gains (losses)	—	—	372	—	372
Net unrealized gains (losses)	3,887	(273)	3,156	(2,900)	3,870
Net amortization of premiums, discounts and fees	332	39	(38)	—	333
New investments, repayments and settlements, net:
New investments	25,750	19,309	50,000	—	95,059
Payment-in-kind	356	1,217	—	—	1,573
Repayments and settlements	(33,768)	(68)	(3,555)	—	(37,391)
Fair value at September 30, 2012	$110,068	$31,489	$57,229	$370	$199,156

Of the $3.9 million in net unrealized gains presented in the table above, $4.5 million was attributable to assets we held at September 30, 2012. We present net unrealized gains (losses) on our consolidated statements of operations as “Net unrealized appreciation (depreciation) on investments.”

Fair Value Measurements For The Three Months Ended September 30, 2011, Using Unobservable Inputs (Level 3)
(Dollar Amounts in Thousands)

			Net Profits
	Senior Secured		Interests, Royalty
	Debt and		Interests
	Limited Term	Subordinated	and Equity	Contingent	Total
	Royalties	Debt	Securities	Earn-out	Investments
Fair value at June 30, 2011	$161,125	$10,372	$21,717	$—	$193,214
Total gains, (losses) and amortization:
Net realized gains (losses)	—	—	(30,894)	—	(30,894)
Net unrealized gains (losses)	(5,301)	—	30,008	3,400	28,107
Net amortization of premiums, discounts and fees	1,163	14	(17)	—	1,160
New investments, repayments and settlements, net:
New investments	30,050	—	—	—	30,050
Payment-in-kind	—	328	—	—	328
Repayments and settlements	(81,370)	—	(10,903)	—	(92,273)
Fair value at September 30, 2011	$105,667	$10,714	$9,911	$3,400	$129,692

Fair Value Measurements For The Nine Months Ended September 30, 2011, Using Unobservable Inputs (Level 3)
(Dollar Amounts in Thousands)

			Net Profits
	Senior Secured		Interests, Royalty
	Debt and		Interests
	Limited Term	Subordinated	and Equity	Contingent	Total
	Royalties	Debt	Securities	Earn-out	Investments
Fair value at December 31, 2010	$161,102	$—	$35,681	$—	$196,783
Total gains, (losses) and amortization:
Net realized gains (losses)	—	—	(29,828)	—	(29,828)
Net unrealized gains (losses)	(24,102)	—	18,097	3,400	(2,605)
Net amortization of premiums, discounts and fees	1,740	38	(70)	—	1,708
New investments, repayments and settlements, net:
New investments	71,501	9,750	275	—	81,526
Payment-in-kind	5,724	926	—	—	6,650
Repayments and settlements	(110,298)	—	(14,244)	—	(124,542)
Fair value at September 30, 2011	$105,667	$10,714	$9,911	$3,400	$129,692

Of the $2.6 million in net unrealized losses presented in the table above, $20.9 million was attributable to assets we held at September 30, 2011.

The following table summarizes the significant unobservable inputs in the fair value measurements of our Level 3 investments by category of investment and valuation technique as of September 30, 2012.

Fair Value
as of	Significant
September 30, 2012	Valuation	Unobservable	Range of	Weighted
Type of Investment	(in thousands)	Technique	Inputs	Inputs	Average

Senior debt securities and limited term royalties	$110,068	Discounted cash flow	Discount rate	11.0% - 17.0%	12.5%

Subordinated debt securities	22,246	Discounted cash flow	Discount rate	10.8% - 14.0%	12.6%
9,243	Recent transactions of similar assets	Implied yield to maturity	17.0%	17.0%
31,489

Net profits interest, royalty	53,967	Discounted cash flow	Discount rate	10% - 20%	15.1%
interest and equity securities	Market comparables	Reserve multiples (1)	$10.50 - $15.00	$12.92
Discount for lack of marketability	20% - 50%	39.4%
EBITDA multiples	2.8x - 6.0x	4.92	x

3,126	Recent or pending transactions	N/A	N/A	N/A
136	Option pricing model	Implied volatility	16% -77%	23.2%
57,229

Contingent earn-out	370	Discounted cash flow	Estimated annual coal production (2)	326 - 632	461
Cost of production per ton	$80.13 - $146.39	$108.94
Discount rate	20%	20%
$199,156

(1) Based on recent comparable transactions involving similar assets, expressed as price per unit of equivalent barrel of oil in proved reserves

(2) In thousands of tons

Note 8: Common Stock Repurchases

In May 2012, we repurchased an aggregate of 250,029 shares of our common stock in the open market at an average price of $6.51 per share, totaling $1.6 million, in accordance with the stock repurchase plan approved by the Board of Directors in November 2011.  Under the terms of the stock repurchase plan, we have remaining authorization to repurchase up to an additional $8.4 million of common stock.  Any future repurchases will be made in accordance with applicable securities laws and regulations that set certain restrictions on the method, timing, price and volume of stock repurchases. We did not repurchase any shares of our common stock during the third quarter of 2012.

Note 9: Commodity Derivative Instruments

We use commodity derivative instruments from time to time to manage our exposure to commodity price fluctuations. We use all of our derivatives for risk management purposes and do not hold any amounts for speculative or trading purposes. These contracts generally consist of options contracts on underlying commodities. We do not designate these instruments as hedging instruments for financial accounting purposes and, as a result, we recognize the change in the instruments’ fair value currently on the consolidated statement of operations as net increase (decrease) in unrealized appreciation (depreciation) on investments. As shown on our consolidated schedule of investments, at September 30, 2012, we had oil put options expiring from October 2012 through September 2013 with an aggregate cost and fair value of $326,000 and $44,000, respectively.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(In thousands)	2012	2011	2012	2011

Unrealized gains (losses) on commodity derivatives	$(23)	$—	$(282)	$—
Realized gains (losses) on commodity derivatives	(91)	—	(91)	—

Net gain (losses) on commodity derivative instruments	$(114)	$—	$(373)	$—

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

Overview

We are a financial services company created to invest primarily in debt securities of small and mid-size private energy companies.  In early 2012, we expanded our investment strategy to also include middle market companies not engaged in the energy industry. We have elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, or the 1940 Act, and, as such, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” which include securities of private U.S. companies, U.S. companies whose securities are listed on a national securities exchange but whose market capitalization is less than $250 million, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, for federal income tax purposes we operate so as to be treated as a regulated investment company, or RIC, under the Internal Revenue Code of 1986, as amended. Pursuant to these elections, we generally do not have to pay corporate-level taxes on any income and capital gains we distribute to our stockholders. We have several direct and indirect subsidiaries that are single member limited liability companies and wholly-owned limited partnerships established to hold certain portfolio investments or provide services to us in accordance with specific rules prescribed for a company operating as a RIC. We consolidate the financial results of our subsidiaries for financial reporting purposes, and do not consolidate the financial results of our portfolio companies.

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

Portfolio and Investment Activity

On October 1, 2012, we funded a $6.0 million participation in the Midstates Petroleum Company, Inc., or Midstates, $600 million private placement of 10.75% Senior Unsecured Notes due 2020, or the Midstates Notes. Proceeds from the Midstates Notes offering were used primarily to fund the cash portion of the purchase price for Midstates’ acquisition of assets of Eagle Energy Production, LLC.

On September 19, 2012, GMX Resources, Inc., or GMX, consummated an exchange offer for its outstanding 5% Senior Convertible Notes due 2013, or the 2013 Notes, pursuant to which holders tendering the 2013 Notes received new Senior Secured Second-Priority Notes due 2018, or the 2018 Notes, and shares of GMX common stock. We tendered our 2013 Notes in the exchange offer, and consequently received 2018 Notes with a face value of $12.7 million and 3,646,368 shares of GMX common stock. We sold 300,000 shares of GMX common stock in September 2012 and an additional 254,000 shares in October 2012. Interest on the 2018 Notes accrues at a rate of 9% per annum and is payable quarterly (commencing March 2, 2013) at GMX’s option, in cash or, with respect to interest paid prior to September 19, 2014, either in the form of cash, GMX common stock, or a combination thereof. The number of shares of GMX stock, if any, to be issued in lieu of cash interest is calculated by assigning a value per share equal to the product of (a) 0.75 and (b) the 10-day volume weighted average price ending the business day prior to the interest payment date. As a result of the GMX exchange offer, the estimated fair value of our investment in GMX increased from $9.6 million at June 30, 2012 to $11.9 million at September 30, 2012.

In February 2012, our Net Profits Interest, or NPI, in Anadarko Petroleum Corporation, or APC, achieved its 12.375% simple yield and converted to a Tail NPI of 3% which was to last for 36 months, then revert back to APC. In August 2012, APC purchased the remaining Tail NPI for $0.4 million, with an effective date of July 1, 2012. Our effective yield on the APC investment was 13.7%.

Effective as of July 31, 2012, our Senior Secured Term Loan with Black Pool Energy Partners, LLC, or Black Pool, which had a balance of $15.7 million as of June 30, 2012, was restructured. Huff Energy Holdings, Inc., or HEH, a newly-formed private oil and gas company which merged with Black Pool, agreed to assume the Term Loan (including accrued and unpaid interest of $0.4 million, which was rolled into the principal balance) and became the new borrower under the related credit agreement. We retained our first lien on the original Black Pool properties and were granted a first lien on additional proved developed properties of certain HEH subsidiaries. In exchange for the additional collateral, we agreed to reduce the interest rate under the Term Loan to 11% and to extend the maturity to April 15, 2013. In connection with the restructuring, we agreed to sell our 3% overriding royalty interest, or ORRI, in oil and gas wells operated by Black Pool, and penny warrants to purchase approximately 25% of the membership interests in Black Pool, back to Black Pool for $0.1 million. As a result of this restructuring, the estimated fair value of our investment in Black Pool/HEH increased from $9.8 million at June 30, 2012 to $16.2 million at September 30, 2012.

In 2011 and 2012, we have purchased from ATP Oil & Gas Corporation, or ATP, limited-term ORRIs in certain offshore oil and gas producing properties operated by ATP in the Gulf of Mexico, including $25.0 million advanced on July 3, 2012. Under this arrangement, we own the right to portions (ranging from 5.0% to 10.8%) of the monthly revenues from the various oil and gas properties subject to the ORRI in ATP’s Gomez and Telemark properties. Our unrecovered investment as of September 30, 2012 was $42.9 million. The terms of the ORRI provide that it will terminate after we receive payments that equal our investments in the ORRI plus a time-value factor that is calculated at a rate of 13.2 % per annum. On August 17, 2012, ATP filed for protection under Chapter 11 of the U.S. Bankruptcy Code, and received debtor-in-possession financing of approximately $600 million. On August 23, 2012, the bankruptcy judge presiding over ATP’s case signed an order allowing ATP to pay amounts received after August 17, 2012 to those parties entitled to receive them, including the ORRIs, provided that the owners of the ORRIs execute an agreement providing for the repayment to ATP of any amounts that the bankruptcy court later finds to have been inappropriately paid, or a Disgorgement Agreement. We executed a Disgorgement Agreement and began receiving monthly distributions in September from ATP of our share of production proceeds received by ATP after August 17, 2012.

On April 26, 2012, we funded a $25.0 million participation in a $2 billion Senior Notes offering by Everest Acquisition, LLC, which subsequently changed its name to EP Energy, LLC, or EP Energy. EP Energy is owned by a group of investors led by Apollo Global Management, LLC. Proceeds of the EP Energy Senior Notes offering were used to finance EP Energy’s acquisition of all of El Paso Corporation’s U.S. oil and gas exploration and production assets. The EP Energy Senior Notes are unsecured, earn interest at a rate of 9.375% per annum, and are due May 1, 2020. In August 2012, we sold $15.0 million face amount of our EP Energy Senior Notes for an average price of 108.5, resulting in a realized short-term capital gain of $1.3 million, or $0.06 per share. This portion of our investment in EP Energy Senior Notes generated a 46.2% internal rate of return and a return on investment of 1.12x.

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

From commencement of investment operations in November 2004 through September 30, 2012, we have invested $985.9 million in 42 portfolio companies, all energy-related, and received principal repayments, realizations and settlements of $750.0 million. The following table summarizes our investment activity for the nine months ended September 30, 2012 and 2011 (dollars in millions):

	2012	2011
Investment portfolio, beginning of period	$175.0	$242.6
New investments	84.8	72.9
Additional investments in existing clients	28.2	21.4
Principal repayments, realizations and settlements	(52.1)	(167.3)
Investment portfolio, end of period	$235.9	$169.6

Number of portfolio companies at end of period	18	18

The table below shows our portfolio investments by type as of September 30, 2012 and December 31, 2011. We compute yields on investments using interest rates as of the balance sheet date and include amortization of original issue discount, or OID, and market premium or discount, royalty interest income, net profits income and other similar investment income, weighted by their respective costs when averaged. We compute the yield on income from derivatives using estimated derivative income, net of expired options costs. These yields do not include income from any investments on non-accrual status but do include the cost basis of such investments in the denominator.  Such weighted average yields are not necessarily indicative of expected total returns on a portfolio.

	September 30, 2012			December 31, 2011
	Weighted			Weighted
	Average	Percentage of Portfolio		Average	Percentage of Portfolio
	Yields	Cost	Fair Value	Yields	Cost	Fair Value
Senior secured debt	9.6%	37.4%	31.6%	11.0%	62.8%	58.6%
Subordinated debt	12.1%	17.8%	19.9%	12.7%	6.4%	7.8%
Senior convertible notes	0.0%	0.0%	0.0%	15.6%	6.5%	5.6%
Limited term royalties	13.5%	18.1%	20.0%	12.3%	16.5%	19.6%
Net profits interests	N/A	0.0%	0.0%	11.1%	1.9%	2.4%
Contingent earn-out	0.0%	0.0%	0.2%	0.0%	0.0%	2.2%
Commodity derivative instruments	0.0%	0.1%	0.0%	0.0%	0.2%	0.3%
Royalty interests	561.1%	0.0%	1.2%	821.2%	0.1%	0.8%
Equity securities
Membership and partnership units	7.7%	22.1%	25.3%	0.0%	1.0%	0.6%
Participating preferred stock	0.0%	1.9%	0.0%	0.0%	2.5%	0.3%
Common stock	0.0%	2.5%	1.4%	0.0%	1.9%	0.8%
Warrants	0.0%	0.1%	0.4%	0.0%	0.2%	1.0%
Total equity securities	7.7%	26.6%	27.1%	0.0%	5.6%	2.7%
Total portfolio investments	10.1%	100.0%	100.0%	11.6%	100.0%	100.0%

As of September 30, 2012 and December 31, 2011, the total fair value of our portfolio investments was $213.1 million and $145.1 million, respectively. Of those fair value totals, approximately $199.2 million, or 93%, and $135.3 million, or 93%, are measured using significant unobservable (i.e., Level 3) inputs.

The table below summarizes our non-accruing and non-income producing investments:

	September 30, 2012		December 31, 2011
(Dollars in thousands)	Cost	Fair Value	Cost	Fair Value
Non-accruing investments
BioEnergy Holding, LLC	$15,511	$—	$15,511	$—
Bionol Clearfield, LLC	4,950	—	4,950	—
Chroma Exploration & Production, Inc.	4,312	63	4,312	500
Total non-accruing investments	24,773	63	24,773	500
Non-income producing investments
BioEnergy Holding, LLC units	1,297	—	1,297	—
BP Corporation NA, Inc. put options	326	44	417	417
Castex Energy Development Fund, LP units	0	1,920	0	0
DeanLake Operator, LLC preferred units	—	—	—	150
Globe BG, LLC (contingent Alden Resources royalty earn-out)	—	370	—	3,270
GMX Resources, Inc. common stock	2,606	2,677	—	—
Black Pool Energy Partners, LLC warrants	10	—	10	—
Myriant Corporation common stock and warrants	468	920	468	770
Resaca Exploitation, Inc. common stock and warrants	3,485	292	3,485	1,463
Spirit Resources, LLC warrants	25	147	25	25
Tammany Oil & Gas, LLC warrants	5	500	5	1,000
Total non-income producing investments	8,222	6,870	5,707	7,095
Total non-accruing and non-income
producing investments	$32,995	$6,933	$30,480	$7,595

Results of Operations

Investment Income

During the three months ended September 30, 2012, our total investment income was $6.3 million, decreasing $1.0 million, or 14%, compared to the corresponding period of 2011. The decrease in 2012 was primarily attributable to the recognition, in the three-month period ended September 30, 2011, of $2.0 million of interest and royalty income (including $1.1 million of previously unamortized OID) from our investment in Alden Resources, LLC, or Alden, which was sold in the third quarter of 2011, partially offset by dividend income of $0.9 million in the third quarter of 2012 from our new investment in Castex 2005.

During the nine months ended September 30, 2012, investment income decreased by $5.7 million, or 25%, to $17.3 million compared to the same period in 2011. For the nine months ended September 30, 2012, we recorded $16.3 million of interest from investments in debt instruments and $0.9 million attributable to royalties and other income, compared to $20.8 million of interest and $2.1 million of royalties and other income for the nine months ended September 30, 2011. The decrease in 2012 is primarily attributable to the recognition in the second quarter of 2011, of $4.5 million of previously unrecognized payment-in-kind, or PIK, interest on Tranche B of a Term Loan issued to Alden, which was sold in July 2011.

Operating Expenses

The table below summarizes the components of our operating expenses (in thousands):

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Interest expense and bank fees	$598	$377	$1,256	$1,143
Management and incentive fees	1,127	1,337	3,275	4,262
Professional fees, insurance expenses and other G&A	1,169	1,319	3,662	3,846
Total operating expenses	$2,894	$3,033	$8,193	$9,251

For the three months ended September 30, 2012, operating expenses were $2.9 million, decreasing $0.1 million, or 3%, compared to the quarter ended September 30, 2011. Interest expense and fees on our credit facilities were $0.6 million for the three months ended September 30, 2012 compared to $0.4 million for the three months ended September 30, 2011, as a result of increased average borrowing levels. Management and incentive fees were lower in the quarter ended September 30, 2012 at $1.1 million compared to $1.3 million for the quarter ended September 30, 2011, primarily as a result of lower average total asset balances, which are the basis for the base management fee computation. Professional fees, insurance expense and other general and administrative expenses for the quarter ended September 30, 2012 decreased $0.1 million, or 11%, to $1.2 million, compared to $1.3 million for the quarter ended September 30, 2011, primarily as a result of lower professional fees.

For the nine months ended September 30, 2012, operating expenses were $8.2 million, decreasing $1.1 million, or 12%, compared to $9.3 million for the nine months ended September 30, 2011. Interest expense and fees on our credit facilities increased to $1.3 million for the nine months ended September 30, 2012 compared to $1.1 million for the nine months ended September 30, 2011, due to increased average borrowing levels. Management and incentive fees for the nine months ended September 30, 2012 were $3.3 million, decreasing $1.0 million, compared to $4.3 million for the first nine months of 2011, primarily as a result of lower base management fees in 2012 and the incurrence of $0.3 million of investment income incentive fees in 2011. Professional fees, insurance expense and other general and administrative expenses decreased slightly to $3.7 million for the year-to-date period ended September 30, 2012, compared to $3.8 million for the corresponding period in 2011.

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

Net Investment Income

For the three months ended September 30, 2012, net investment income was $3.4 million, or $0.16 per common share, compared to $4.3 million, or $0.20 per common share, for the three months ended September 30, 2011.  The $0.9 million, or 20.0%, decrease was attributable to the $1.0 million decrease in investment income, partially offset by the $0.1 million decrease in operating expenses, both of which are described above.

For the nine months ended September 30, 2012, net investment income was $9.0 million compared to $13.6 million for the nine months ended September 30, 2011.  The $4.6 million, or 34%, decrease was attributable to the $5.7 million decrease in investment income, partially offset by the $1.1 million decrease in operating expenses, both of which are described above.

Net Realized Gains (Losses)

For the three months ended September 30, 2012, we recognized net realized capital gains of $1.7 million resulting primarily from the sale of $15.0 million face amount of EP Energy Senior Unsecured Notes at an average price of 108.5 and the sale of our APC Tail NPI for $0.4 million. For the three months ended September 30, 2011, we recognized net realized capital losses of $30.9 million resulting primarily from losses on the sale of our investments in Alden and Gatliff Services, LLC, or Gatliff, $3.7 million; Dean Lake Operator, LLC, or Dean Lake, $13.9 million; and TierraMar Energy, LP, or TierraMar, $15.3 million, partially offset by realized gains from the sales of the after pay-out ORRI and 50% of our warrants of Tammany Oil & Gas, LLC, or Tammany, of $2.0 million.

For the nine months ended September 30, 2012, we recognized net realized capital gains of $1.7 million, as described above. For the nine months ended September 30, 2011, we recognized net realized capital losses of $30.4 million resulting primarily from realized losses on the sale of our investments in Alden and Gatliff, $3.7 million; DeanLake, $13.9 million; TierraMar, $15.2 million; and Pioneer Natural Resources Co., or Pioneer, $1.1 million; partially offset by realized gains from the sales of the ORRI associated with Green Leaf Investment, LLC, or Greenleaf, $1.0 million; and the after pay-out ORRI and 50% of our warrants of Tammany of $2.0 million.

Unrealized Appreciation or Depreciation on Investments

For the three months ended September 30, 2012, net unrealized appreciation on portfolio investments was $7.1 million, largely due to increases in the estimated fair value of our investments in HEH of $6.0 million and GMX of $2.2 million and Castex 2005 Preferred Units of $1.1 million, partially offset by decreases in the values of our investments in Globe BG, LLC, or Globe, of $2.1 million and Resaca Exploitation Inc., or Resaca, of $0.6 million. Net increases in the estimated fair value of remaining investments totaled $0.5 million. By comparison, for the three months ended September 30, 2011, the decrease in net unrealized depreciation was $26.7 million.  The decrease in unrealized depreciation primarily resulted from the reversal, due to realizations, of prior period net write-downs of investments in Alden and Gatliff, $2.6 million; DeanLake, $13.5 million and TierraMar, $15.3 million; offset by the reversal, due to realizations, of prior period write-ups of our investment in limited-term royalties of ATP, $0.5 million.  Additional increases in unrealized depreciation were due to the reduction in the fair value of the assets underlying our investments in Black Pool, $3.7 million, and GMX, $1.2 million, partially offset by the increase in the fair market value of our warrants associated with our investment in Tammany of $1.0 million.

For the nine months ended September 30, 2012, net unrealized appreciation on portfolio investments was $6.9 million, primarily due to increases in estimated fair value of our investments of $3.7 million for HEH, $3.2 million for GMX, $1.1 million for Castex 2005 Preferred Units, and $1.9 million for Castex Energy Development Fund LP, or Castex EDF, Class B LP Units, offset by decreases in the estimated fair value of $2.9 million for Globe and $1.2 million for Resaca. Net increases in the estimated fair value of remaining investments totaled $1.1 million. By comparison, for the nine months ended September 30, 2011, the increase in net unrealized depreciation was $2.8 million, primarily due to decreases in the fair value of our investments in BioEnergy Holding, LLC and Bionol Clearfield, LLC of $21.5 million, Black Pool of $3.7 million and the reversal, due to realizations, of prior period unrealized appreciation associated with our investments in Alden of $4.3 million, partially offset by the reversal of prior period unrealized depreciation associated with our investments in DeanLake of $10.7 million and TierraMar of $15.7 million.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended September 30, 2012, we recorded a net increase in net assets resulting from operations of $12.2 million, or $0.57 per share, compared to a net increase in net assets of less than $0.1 million for the three months ended September 30, 2011. The $12.2 million, or $0.57 per share, net change between the two periods was primarily attributable to the $13.1 million increase in net realized and unrealized losses on our investments in 2012, partially offset by a $0.9 million decrease in net investment income in the third quarter of 2012.

For the nine months ended September 30, 2012, we had a net increase in net assets resulting from operations of $17.5 million, or $0.82 per share, compared to a net decrease of $19.6 million, or $0.91 per share, for the corresponding period in 2011.  The $37.1 million, or $1.73 per share, net improvement was primarily attributable to the $41.7 million decrease in net realized and unrealized losses on our investments during the nine months ended September 30, 2012, compared to the same period of 2011, partially offset by a $4.6 million decrease in investment income in 2012.

Financial Condition, Liquidity and Capital Resources

During the nine months ended September 30, 2012, we generated cash from operations of $6.8 million, excluding net purchases of investments, compared to $8.7 million during the comparable period of 2011. The lower amount of cash generated from operations was primarily attributable to lower overall interest income due to lower average investment portfolio balances, partially offset by net realized gains on portfolio securities during 2012. In addition, net collections of interest and income tax refunds receivable generated cash of $2.9 million in the first three quarters of 2011, compared to using cash of $0.2 million in the first three quarters of 2012.

Our net cash used in operating activities for the nine months ended September 30, 2012 was $96.3 million, compared to $58.4 million provided by operating activities for the nine months ended September 30, 2011. This increase in net cash used in 2012 was primarily due to higher net purchases of investments in portfolio securities in 2012. Purchases of portfolio securities during the first nine months of 2012 totaled $111.1 million, compared to $88.4 million during the first nine months of 2011. Purchases in 2012 primarily included the Castex 2005 Preferred Units of $50.0 million, EP Energy Senior Notes of $25.0 million, an additional investment in ATP of $25.0 million, the STP Term Loan of $10.0 million and additional investments in existing portfolio companies totaling $1.1 million. Purchases in the first nine months of 2011 included an additional investment in ATP of $25.0 million, a $10.0 million Term Loan to Resaca, the Spirit Resources, LLC, or Spirit, Term Loan of $9.3 million, a $26.9 million Term Loan to Castex EDF, $6.9 million of GMX Senior notes and additional investments in existing portfolio companies totaling $10.2 million. During the first nine months of 2012, we also purchased $56.2 million and redeemed $10.2 million in U.S. Treasury Bills with borrowings under our Treasury Facility, compared to $30.6 million in U.S. Treasury Bills purchased and redeemed during the first nine months of 2011. Proceeds from the redemption of investments totaled $54.0 million during the first nine months of 2012, compared to $138.2 million during the first nine months of 2011. Redemptions in 2012 included EP Energy, $16.3 million; ATP, $10.8 million; Tammany, $10.1 million; Crestwood, $8.3 million; Pallas Contour Mining, LLC, or Pallas, $4.1 million, APC, $3.6 million; and other redemptions totaling $0.8 million. Redemptions in 2011 included Alden, $55.6 million; Gatliff, $15.6 million; Resaca, $10.0 million; Pioneer, $10.4 million; Greenleaf, $9.6 million; ATP, $10.8 million; Tammany, $12.7 million and other redemptions totaling $13.5 million.

At September 30, 2012, we had cash and cash equivalents totaling $31.9 million. At September 30, 2012, the amount outstanding under our $72.0 million Amended and Restated Revolving Credit Agreement, or the Investment Facility, was $37.5 million and an additional $34.4 million was available for borrowing. We repaid $18.0 million of the $37.5 million balance outstanding under the Investment Facility in October 2012. As of September 30, 2012, the amount outstanding under our $45.0 million Treasury Secured Revolving Credit Agreement, or the Treasury Facility, was $45.0 million and there was no additional amount available for borrowing.

During the nine months ended September 30, 2012, we paid cash dividends totaling $9.3 million, or $0.43 per share, to our common stockholders.  In September 2012, we declared a third quarter dividend totaling $3.4 million, or $0.16 per share, which was paid in October 2012. We currently intend to continue to distribute, in the form of quarterly dividends, a minimum of 90% of our annual investment company taxable income to our stockholders.

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

Credit Facilities and Borrowings

On December 6, 2011, we entered into the Investment Facility.  The total amount outstanding under the Investment Facility was $37.5 million and $50.0 million, as of September 30, 2012 and December 31, 2011, respectively.  Substantially all of our assets, except our investments in U.S. Treasury Bills, are collateral for the obligations under the Investment Facility.  The Investment Facility matures on August 31, 2014, and bears interest, at our option, at either (i) LIBOR plus 325 to 475 basis points, or (ii) the base rate plus 225 to 375 basis points, both based on our amounts outstanding. As of September 30, 2012, the weighted average interest rate on our outstanding balance was 5.8%.  We repaid $18.0 million of the $37.5 million balance in October 2012.  As of September 30, 2012, we had a letter of credit outstanding of $0.1 million, and amount available for borrowing under the Investment Facility was $34.4 million.

On March 31, 2011, we entered into the Treasury Facility, which can only be used to purchase U.S. Treasury Bills.  Proceeds from the Treasury Facility facilitate the growth of our investment portfolio and provide flexibility in the sizing of our portfolio investments.  On September 25, 2012, we entered into a second amendment to the Treasury Facility which increased the aggregate commitment amount from $30.0 million to $45.0 million. As amended, the Treasury Facility matures on September 25, 2013 and bears interest, at our option, at either (i) LIBOR plus 100 basis points or (ii) the base rate.  We have the right at any time to prepay the loans, in whole or in part, without premium or penalty.  As of September 30, 2012, the total amount outstanding under the Treasury Facility was $45.0 million and the interest rate on our outstanding balance was 1.36% (LIBOR plus 100 basis points). There was no additional amount available for borrowing under the Treasury Facility as of September 30, 2012.

The Investment Facility and Treasury Facility contain affirmative and reporting covenants and certain financial ratio and restrictive covenants that apply to our subsidiaries and us.  We complied with these covenants as of September 30, 2012 and had no events of default under either facility.  The most restrictive covenants are:

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

Portfolio Credit Quality

Virtually all of our portfolio investments at September 30, 2012, are in negotiated, and often illiquid, securities of energy-related businesses. We maintain a system to evaluate the credit quality of these investments. While incorporating quantitative analysis, this system is a qualitative assessment. This system is intended to reflect the overall, long-term performance of a portfolio company’s business, the collateral coverage of an investment, and other relevant factors. Our rating scale ranges from 1 to 7, with 1 being the highest credit quality. As of September 30, 2012, our average portfolio rating on a dollar-weighted fair market value basis was 3.9, compared to 4.1 as of December 31, 2011. Of the 19 rated investments in 16 portfolio companies as of September 30, 2012, 8 investments retained the same rating as of December 31, 2011, 4 investments improved in rating, 4 investments declined and we added 3 investments to our portfolio during the first nine months of 2012. As of September 30, 2012, on a fair value basis, approximately 26% of our portfolio investments were in the form of senior secured debt securities. As of September 30, 2012, we had 2 investments on non-accrual status with an aggregate cost and fair value of $24.8 million and $0.1 million, respectively. Our portfolio investments at fair value were approximately 91% and 84% of the related cost basis as of September 30, 2012 and December 31, 2011, respectively.

For the nine months ended September 30, 2012, the increase in net unrealized appreciation was $6.9 million, primarily consisting of increases in the estimated fair value of our investments in Black Pool/HEH of $3.7 million, GMX Senior Secured Notes of $3.2 million, Castex EDF units of $1.9 million, Castex 2005 LP units of $1.1 million, Tammany of $1.0 million and EP Energy Term Loan of $0.9 million, partially offset by decreases in the values of our investments in Globe of $2.9 million and Resaca of $1.2 million.

Contractual Obligations and Off-Balance Sheet Arrangements

The following table summarizes our contractual payment obligations at September 30, 2012 (in thousands):

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Revolving credit facilities (1)	$82,500	$45,000	$37,500	$—	$—
Total	$82,500	$45,000	$37,500	$—	$—

(1) Excludes accrued interest amounts.

We have certain unused commitments to extend credit to our portfolio companies. Generally, these commitments have fixed expiration dates, and we do not expect to fund the entire amounts before they expire.  Therefore, these commitment amounts do not necessarily represent future cash requirements.  In February 2010, we arranged for a letter of credit issued under the Investment Facility with respect to our investment in one of our portfolio companies.  As of September 30, 2012, the letter of credit balance was $0.1 million.  We do not report the unused portions of these commitments on our consolidated balance sheets. The following table shows our unused credit commitments and letter of credit as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012	December 31, 2011
Unused credit commitments	$15,000	$5,379
Letter of credit	137	2,852

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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q (September 30, 2012), we performed an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) of the Exchange Act.  Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2012, our disclosure controls and procedures were effective in providing reasonable assurance (i) that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) that such information is accumulated and communicated to management in a manner that allows timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No changes in internal control over financial reporting occurred during the quarter ended September 30, 2012 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act).

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings.

There have been no material changes to the legal proceedings disclosed under Part I, Item 3, “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, except as set forth below:

On August 17, 2012, ATP filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code. We own limited term ORRIs in certain offshore oil and gas producing properties operated by ATP.  On August 23, 2012, the bankruptcy judge presiding over ATP’s case signed an order (Docket No. 191) allowing ATP to pay proceeds of production received after August 17, 2012 to those parties it believes are entitled to receive them, including us, provided that we execute a disgorgement agreement providing for the repayment to ATP of any amounts that the bankruptcy court later finds to have been inappropriately paid.  As of September 30, 2012, our unrecovered investment was $42.9 million.

On October 17, 2012, we filed a lawsuit against ATP styled:  NGP Capital Resources Company v. ATP Oil & Gas Corporation, Adv. Proc. No. 12-03443, in the U.S. Bankruptcy Court for the Southern District of Texas, seeking a declaration that the ORRIs are valid, fully enforceable, and not avoidable.  ATP filed an answer and counterclaim in which it (a) denies that the ORRIs are valid and enforceable, (b) seeks a declaration that (i) the ORRIs are a financing agreement and not a true sale and (ii) the ORRIs are executory contracts that are subject to rejection under 11 U.S.C. Sec. 365, and (c) seeks disgorgement from us of amounts paid to us since August 17, 2012, the date of filing of ATP’s Chapter 11 proceeding.  The United States has sought to intervene in the lawsuit arguing that the underlying leases are executory contracts and not real property conveyances; certain service companies holding mechanics and materialman’s lien privileges have intervened in the lawsuit for the purpose of establishing that their liens and privileges are superior to our rights.  This lawsuit is currently pending and trial is scheduled for April 30 – May 1, 2013.  We intend to vigorously defend our position that the ORRIs constitute real property interests and are fully valid and enforceable pursuant to their terms.

Separately, the Official Committee of Unsecured Creditors of ATP (the “Committee”) filed a motion (the “Motion”) requesting authority from the U.S. Bankruptcy Court to be allowed to bring a fraudulent transfer action against us, in which the Committee seeks to allege that (a) ATP was insolvent at the time of the assignment of the ORRIs to us (b) that ATP received less than fair value from us in exchange for the assignments of the ORRIs and (c) as a result, the assignments should be set aside.  The Company vigorously denies these allegations and opposes the Motion.  The Motion has been abated until a date after May 1, 2013.

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, except as set forth below.

Payments of our limited term ORRI granted by ATP were delayed for approximately two months as a result of bankruptcy proceedings. There is a risk that the consequences of any additional delays or future adverse rulings by the bankruptcy court would prevent us from recovering our full investment in the ORRI.

In 2011 and 2012, we purchased from ATP limited-term ORRIs in certain offshore oil and gas producing properties operated by ATP in the Gulf of Mexico. Under this arrangement, we own the right to our proportionate share (ranging from 5.0% to 10.8%) of the monthly production proceeds from the various oil and gas properties subject to the ORRI in ATP’s Gomez and Telemark properties. On August 17, 2012, ATP filed for protection under Chapter 11 of the U.S. Bankruptcy Code and received debtor-in-possession financing of approximately $600 million. On August 23, 2012, the bankruptcy judge presiding over ATP’s case signed an order allowing ATP to pay proceeds of production received after August 17, 2012 to those parties it believes entitled to receive the same, including the ORRI holders, provided that the owners of the ORRIs execute an agreement providing for the repayment to ATP of any amounts that the bankruptcy court later finds to have been inappropriately paid. The terms of each ORRI provide that it will terminate after we receive payments that equal our investments in the ORRI plus a time-value factor that is calculated at a rate of 13.2% per annum. As of September 30, 2012, our unrecovered investment was $42.9 million.

Payments not made on the ORRIs for pre-petition production have been delayed, thus extending the time for termination of the ORRI, and may never be made in full. It is also possible that our rights to payments for post-petition production, as well as post-petition payments actually received, could be delayed or otherwise adversely affected in ATP’s bankruptcy proceedings, resulting in our inability to recover our investment in full and our expected return. If we do not receive payments for post-petition production from the wells subject to the ORRI in amounts sufficient to provide for termination of the ORRI prior to the wells being shut in, then we would fail to recover, in full, our investment plus the associated time-value factor. In the interim, if production declines significantly, the fair value of our ORRI could decline accordingly.

Item 6. Exhibits.

See “Index to Exhibits” following the signature page for a description of the exhibits furnished as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NGP CAPITAL RESOURCES COMPANY

Date: November 8, 2012	By:	/s/ Stephen K. Gardner
Stephen K. Gardner President and Chief Executive Officer

Date: November 8, 2012	By:	/s/ L. Scott Biar
L. Scott Biar Chief Financial Officer, Treasurer, Secretary and Chief Compliance Officer

Index to Exhibits

Exhibits No.	Exhibit
3.1	Articles of Incorporation (filed as Exhibit (a)(1) to our Registration Statement on Form N-2 filed on August 16, 2004 (Registration No. 333-118279) and incorporated herein by reference)
3.2	Articles of Amendment and Restatement (filed as Exhibit 3.2 our Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference)
3.3	Bylaws (filed as Exhibit (b) to our Registration Statement on Form N-2 filed on August 16, 2004 (Registration No. 333-118279) and incorporated herein by reference)
4.1	Form of Stock Certificate (filed as Exhibit (d) to our Pre-Effective Amendment No. 2 to Registration Statement on Form N-2 filed on October 7, 2004 (Registration No. 333-118279) and incorporated herein by reference)
4.2	Dividend Reinvestment Plan (filed as Exhibit (e) to our Registration Statement on Form N-2 filed on August 16, 2004 (Registration No. 333-118279) and incorporated herein by reference)
10.1*	Second Amendment to Treasury Secured Revolving Credit Agreement effective as of September 25, 2012, between the Company, the lenders from time to time party thereto and SunTrust Bank
31.1*	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Executive Officer
31.2*	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Financial Officer
32.1**	Section 1350 Certification by the Chief Executive Officer
32.2**	Section 1350 Certification by the Chief Financial Officer

*Filed herewith.

**Furnished herewith.

