Form 10-K
period 2012-12-31
NGP Capital Resources Co
filed 2013-03-12
CIK 1297704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 814-00672

NGP CAPITAL RESOURCES COMPANY

(Exact name of registrant as specified in its charter)

Maryland	20-1371499
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification Number)

909 Fannin Street, Suite 3800 Houston, Texas	77010
(Address of principal executive offices)	(Zip Code)

(713) 752-0062

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, Par Value $.001 per share	NASDAQ Global Select Market
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

As of June 29, 2012, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $143,943,892 based on the closing sale price of the registrant’s common stock on the NASDAQ Global Select Market on that date.

As of March 8, 2013, there were 21,020,077 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2013 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10 through 14 herein.

Certain exhibits previously filed with the Securities and Exchange Commission are incorporated by reference into Part IV of this report.

NGP CAPITAL RESOURCES COMPANY

i

PART I.

Item 1. Business.

Introduction

NGP Capital Resources Company

We are a financial services company created to invest primarily in small and mid-size private energy companies. In early 2012, we expanded our investment strategy to also include middle market companies not engaged in the energy industry. Our investment objective is to generate both current income and capital appreciation primarily through debt investments with certain equity components. We are a closed-end, non-diversified management investment company that has elected to be regulated as a business development company, or a BDC, under the Investment Company Act of 1940, or the 1940 Act, and to be treated as a regulated investment company, or a RIC, under the Internal Revenue Code of 1986, as amended, or the Code. We were founded as a Maryland corporation in July 2004 and completed our initial public offering on November 10, 2004.

A key focus area for our targeted investments in the energy industry is domestic upstream businesses that produce, develop, acquire and explore for oil and natural gas, or E&P companies. We also evaluate investment opportunities in such businesses as coal, power and energy services. In early 2012, we expanded the focus of our investment strategy to middle market investments within diversified industry sectors, including manufacturing, value-added distribution, business services, healthcare products and services, consumer services and select other sectors. Our investments generally range in size from $10 million to $50 million. However, we may invest more or less depending on market conditions and our Manager’s view of a particular investment opportunity. Our targeted investments primarily consist of debt instruments, including senior and subordinated loans combined in one facility, sometimes with an equity or property-based equity participation right component, and subordinated loans, sometimes with equity components. We also occasionally invest in preferred stock and other equity securities on a stand-alone basis.

Our Manager

Our external manager, NGP Investment Advisor, LP, or our Manager, conducts our operations pursuant to an Investment Advisory Agreement between us and our Manager. NGP Energy Capital Management, L.L.C., or NGP, and NGP Administration, LLC, or our Administrator, own our Manager. Founded in 1988, NGP is a premier investment franchise in the natural resources industry which, together with its affiliates, has managed $13 billion in cumulative committed capital since inception. Kenneth A. Hersh and David R. Albin, who serve on our Board of Directors, have directed the investment of the NGP Funds since the inception of the initial fund in 1988.

Our executive officers are Stephen K. Gardner, President and Chief Executive Officer and L. Scott Biar, Chief Financial Officer, Secretary, Treasurer and Chief Compliance Officer. Together, they direct our Manager’s day-to-day operations. Prior to joining NGP Capital Resources Company in 2005, Mr. Gardner had over 18 years of experience in financial and transactional management in the oil and gas industry and has served as chief financial officer of both public and private energy companies. Prior to joining the Company in 2011, Mr. Biar had over 13 years of experience in senior financial management in both public and private companies, and 7 years of public accounting experience at an international accounting firm.

Our Manager’s investment committee reviews and approves investment decisions by majority determination. Our Manager’s investment committee consists of Mr. Gardner; Mr. Hersh, our Board Chairman; and Richard L. Covington and William J. Quinn, each of whom is a senior NGP investment professional. Our Manager’s team of nine investment professionals supports the investment committee.

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

Within these broad sectors, our key area of focus is small and mid-size energy companies in the upstream sector. In addition, we selectively seek investment opportunities in certain segments of the midstream and downstream sectors.

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

In many cases, we arrange to receive an equity participation interest in the properties, projects and/or companies that we finance as a part of our compensation for extending credit. These equity components may take a variety of forms. In certain investments, we may receive a property-based equity participation right. In addition, in certain investments, we may also receive a right to acquire equity securities of the borrowing company, such as a warrant or option, or we may receive a direct preferred equity interest or other similar participating interest in the company’s equity.

We also may invest a portion of our assets in loans to, or securities of, foreign companies. We will limit any such investments to less than 10% of our assets.

Investment Activity

Since commencing investment operations in November 2004 through December 31, 2012, we have invested $1.0 billion in 42 portfolio companies, all energy-related, and received principal repayments, realizations and settlements of $781.1 million. Most of our current portfolio companies are E&P companies engaged in the acquisition, development and production of oil and natural gas properties in and along the Gulf Coast, in the state and federal waters of the Gulf of Mexico, Permian Basin, Mid-continent and Rocky Mountain areas. We also have had investments in a Kentucky-based coal mining company with mining operations in the Central Appalachian region of the United States (sold in July 2011), a highwall coal mining company in West Virginia and an alternative fuels and specialty chemicals company based in Quincy, Massachusetts.

Our Investment Approach

Our investment approach seeks attractive returns while attempting to limit the risk of potential losses. In the process of screening and evaluating potential investment opportunities, our Manager considers the following general criteria. However, we do not expect each prospective investment to meet all of these criteria.

•	Strong Management. We recognize the importance of strong, committed management teams to the success of an investment. We seek investments in companies with management teams that generally have strong technical, financial, managerial and operational capabilities and a competitive edge in certain aspects of their businesses, which may come from extensive experience and knowledge in certain geographical areas and/or superior technological or transactional capabilities.
•	Identified Properties with Development-Oriented Risk. Our investment philosophy places a premium on investments having strong underlying asset values established by engineering and technical analysis, rather than on investments that rely solely on rising energy commodity prices, exploratory drilling success, government subsidies or factors beyond the control of a portfolio company. We focus on companies that have strong potential for enhancing asset value through factors within their control. Examples of these types of factors include operating cost reductions and revenue increases driven by improved operations of previously under-performing or under-exploited assets. These factors involve implementing engineering and operational plans to increase cash flow through such means as enhanced recovery techniques or development drilling of upstream assets or optimizing the performance of underutilized midstream or downstream assets like pipelines, processing plants or power plants.
•	Collateral Security. The same types of assets secure most of our targeted investments that would secure traditional senior bank debt, in either a first or second lien position. However, in certain instances, we may make investments in our portfolio companies on an unsecured basis. In instances where we are providing subordinated debt only and there is senior debt provided by another party, we generally seek to obtain a second lien on the borrowing company’s assets behind that of the senior lender.
•	Capacity to Return Investment Principal. We perform financial sensitivity analyses when evaluating and structuring investments to analyze the effect of a confluence of unfavorable events on the investment’s ability to return investment principal. For an upstream transaction, these events might include poor reserve development coupled with falling commodity prices or higher than expected costs. We seek to make investments in which the return on, and the timing of the return of, our investment capital may be at risk, but not the return of our capital.
•	Exit Strategy. We seek to invest in companies that have multiple means of repayment of our investment, including: a steady stream of cash flow; the completion of asset development activities that allow a company to be able to refinance our facility, often with senior debt; or the sale of the portfolio company’s assets or the entire company.

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

Investments

Once we have determined that a prospective portfolio company is suitable for investment, we work with the management of that company and its other capital providers, including other senior, junior and equity capital providers, if any, to structure an investment. We negotiate among these parties to agree on how we expect an investment to perform relative to the other capital in the portfolio company’s capital structure. Our primary consideration when structuring an investment is that the total return on our investments (including interest or dividend income, royalties or other similar income and potential equity appreciation) appropriately compensates us for our risk. The investments that comprise the substantial majority of our portfolio generally fall within one of the following categories:

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

We would typically make this type of loan to companies possessing assets that produce sufficient current cash flow and that have sufficient asset value to avoid the issuance of any equity rights that would be dilutive to the equity owners. For example, we could make such a loan to a company that needs to access capital to develop non-producing oil and natural gas reserves but that has sufficient cash flow from its other assets to provide for the payment of the higher recurring cash payments required by this type of instrument. However, in some instances these loans may have a lower interest rate and an equity participation to compensate us for the lower current income. Generally, these loans have a term of five to seven years, but in many cases, the portfolio company repays the loan before maturity. Additionally, we may allow the deferral of amortization of principal to the later years of these loans or we may structure the loans as non-amortizing.

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

We would likely make these types of investments in companies with assets that do not produce sufficient current cash flow to amortize the principal throughout the life of a loan, but have sufficient collateral to support the investment. For example, we could make such an investment in a company that owns proved non-producing oil and natural gas reserves and requires capital to finance development drilling to initiate the production of the reserves and generate cash flow. Generally, these investments will have a term of three to seven years, but in many instances, the portfolio company repays the loan before maturity. Additionally, we would generally defer amortization of principal to the later years of these investments or we may structure the investments as non-amortizing.

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

Because of the history, market presence and long-term relationships that our investment team and NGP have developed with energy company management teams, we believe that we have established ourselves as a consistent and reliable capital provider to the energy industry. In 2012, our investment team added senior personnel with significant experience and relationships with middle market companies outside the energy industry. Our Manager understands the risks associated with investing in these industries and has expertise in assessing and evaluating such risks. We focus on originating a substantial number of our investment opportunities, rather than investing as a participant in transactions originated by other firms, although we may participate in transactions originated by other firms from time to time.

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

Periodic Review and Analysis of Financial and Reserve Information.  We require monthly or quarterly financial and operating statements. Additionally, we require semi-annual reserve reports for E&P companies in our portfolio. We review and analyze this information as follows:

•	review monthly operations reports for compliance with approved budgets and asset development plans;
•	review quarterly financial performance for compliance with plans and covenants; and
•	for E&P companies in our portfolio, twice a year, upon receipt of reserve information, analyze our reserve information and compare it to the approved asset development plan to assess the strength and status of our investment.

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

•	Investment Team Valuation. The investment professionals of our Manager prepare fair value estimates for each investment.
•	Investment Team Valuation Documentation. The investment team documents and discusses its preliminary fair value estimates with senior management of our Manager.
•	Presentation to Valuation Committee. Senior management presents the valuation analyses and fair value estimates to the Valuation Committee of our Board of Directors.
•	Third Party Valuation Activity. The Valuation Committee and our Board of Directors, in their discretion, may retain an independent valuation firm to review any or all of the valuation analyses and fair value estimates provided by the investment team of our Manager. The Valuation Committee has not retained an independent valuation firm in connection with any fair value estimates during the three-year period ended December 31, 2012.
•	Board of Directors and Valuation Committee. The Board of Directors and Valuation Committee review and discuss the valuation analyses and fair value estimates provided by the investment team of our Manager and the analysis of the independent valuation firm, if applicable.

•	Final Valuation Determination. Our Board of Directors discusses the fair value estimates recommended by the Valuation Committee and determines the fair value of each investment in our portfolio, in good faith, based on the input of the investment team of our Manager, our Valuation Committee and the independent valuation firm, if any.

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

Employees

We do not have any employees. Stephen K. Gardner, our President and Chief Executive Officer, and L. Scott Biar, our Chief Financial Officer, Secretary, Treasurer and Chief Compliance Officer, comprise our senior management. Each of our officers also serves as an officer of our Manager and our Administrator. Our Manager and our Administrator conduct our day-to-day investment operations, and currently have a staff of 17 individuals, including 9 investment professionals.

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

We do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, we generally are prohibited from (a) acquiring more than 3% of the voting stock of any investment company, (b) investing more than 5% of the value of our total assets in the securities of one investment company, or (c) investing more than 10% of the value of our total assets in the securities of investment companies in the aggregate. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject our stockholders to additional expenses. None of these policies is fundamental, and all may be changed without stockholder approval.

Qualifying Assets

A BDC must be organized and have its principal place of business in the United States and operate for the purpose of investing in the types of securities described in 1, 2 and 3 below. A BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets. The principal categories of qualifying assets relevant to our business are the following:

1. Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions):

a. is an eligible portfolio company, or from any person who is, or has been during the preceding thirteen months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. The 1940 Act defines an eligible portfolio company as any issuer that:

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

Regulated Investment Company

As a BDC, we have elected to be treated as a RIC under Subchapter M of Chapter 1 of the Code. As a RIC, we generally will not have to pay corporate-level federal income taxes on our investment company taxable income (which generally consists of ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, reduced by deductible expenses), or realized net capital gains, to the extent that we distribute, or deem to distribute, such investment company taxable income or gains to stockholders on a timely basis.

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

We may also be subject to federal excise tax if we do not distribute at least 98% of our investment company taxable income in any calendar year and 98.2% of our capital gains, computed for any one year period ended October 31. Dividends to stockholders are recorded on the ex-dividend date. We currently intend to make sufficient distributions each year to maintain our status as a RIC for federal income tax purposes and to avoid excise taxes. If we do not meet this requirement, the Code imposes a nondeductible excise tax generally equal to 4% of the amount by which the required distribution exceeds the distribution for the year. The taxable income on which an excise tax is paid is generally carried forward and distributed to stockholders in the next tax year. Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income.

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

Investment Advisory Agreement

Management Services

Our Manager manages our investments and business pursuant to an Investment Advisory Agreement. Subject to the overall supervision of our Board of Directors, our Manager acts as investment adviser to us and manages the investment and reinvestment of our assets in accordance with our investment objectives and policies. Under the terms of the Investment Advisory Agreement, our Manager provides any and all management and investment advisory services necessary for the operation and conduct of our business and:

•	determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;
•	identifies, evaluates and negotiates the structure of our investments;
•	monitors the performance of, and manages our investments;
•	determines the securities and other assets that we purchase, retain or sell and the terms on which any such securities are purchased and sold;
•	arranges for the disposition of our investments;
•	recommends to our Board of Directors the estimated fair value of our investments that are not publicly traded debt or equity securities, based on our valuation guidelines;
•	votes proxies in accordance with the proxy voting policy and procedures adopted by our Manager; and
•	provides us with such other investment advice, research and related services as our Board of Directors may, from time to time, reasonably require for the investment of our assets.

Our Manager’s services under the Investment Advisory Agreement are not required to be exclusive, and our Manager is free to furnish the same or similar services to other entities, including businesses that may directly or indirectly compete with us for particular investments, so long as its services to others do not impair its services to us. Under the Investment Advisory Agreement and to the extent permitted by the 1940 Act, our Manager also provides on our behalf significant managerial assistance to those portfolio companies to which we are required to provide such assistance under the 1940 Act and who require such assistance from us.

Management Fee

Pursuant to the Investment Advisory Agreement, we pay our Manager a fee for management services consisting of two components — a base management fee and an incentive fee.

Base Management Fee:  We calculate the base management fee as 0.45% of the average value of our total assets as of the end of the two previous quarters. We record and pay this base management fee quarterly in arrears.

Incentive Fee:  The incentive fee under the Investment Advisory Agreement consists of two parts.

We calculate the first part of the incentive fee, the Investment Income Incentive Fee, as 20% of the excess, if any, of our net investment income for the quarter that exceeds a quarterly hurdle rate equal to 2% (8% annualized) of our net assets. We calculate and pay this Investment Income Incentive Fee quarterly in arrears. For the purpose of the calculation of the Investment Income Incentive Fee, net investment income means interest income, dividend income, royalty income and any other income (including any other fees, such as commitment, origination, syndication, structuring, diligence, managerial assistance, monitoring, and consulting fees or other fees that we receive from portfolio companies) accrued during the fiscal quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement, any interest expense and dividends paid on issued and outstanding preferred stock, if any, but excluding the incentive fee). Accordingly, we may pay an incentive fee based partly on accrued interest, the collection of which is uncertain or deferred. Net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income that we have not yet received in cash. Net investment income does not include any realized capital gains, realized capital losses, or unrealized capital appreciation or depreciation. For the years ended December 31, 2012, 2011 and 2010, we incurred Investment Income Incentive Fees totaling $0, $0.3 million and $0, respectively.

We calculate the second part of the incentive fee, the Capital Gains Fee, as (1) 20% of (a) our net realized capital gains (realized capital gains less realized capital losses) on a cumulative basis from the closing date of our initial public offering to the end of such fiscal year, less (b) any unrealized capital depreciation at the end of such fiscal year, less (2) the aggregate amount of all Capital Gains Fees paid to our Manager in prior fiscal years. We determine and pay the Capital Gains Fee in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date). For accounting purposes only, in order to reflect the theoretical Capital Gains Fee that would be payable for a given period as if all unrealized capital gains were realized, we will accrue a Capital Gains Fee as described above (in accordance with the terms of the Investment Advisory Agreement), plus 20% of unrealized capital gains on investments held at the end of such period. It should be noted that the portion of the accruals for the Capital Gains Fees attributable to unrealized capital gains will not necessarily be payable under the Investment Advisory Agreement, and may never be paid based on the computation of Capital Gains Fees in subsequent periods. We have not incurred or paid any Capital Gains Fees for the years ended December 31, 2012, 2011 or 2010, and we do not anticipate paying any Capital Gains Fees in the foreseeable future.

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

Our Board of Directors originally approved the Investment Advisory Agreement on November 9, 2004. The Board of Directors, or the affirmative vote of the holders of a majority of our outstanding voting securities, must approve the continuation of the Investment Advisory Agreement at least annually. Additionally, in either case, the approval must include a majority of the directors who are not interested persons. On October 30, 2012, our Board of Directors, including all of the independent directors, approved an extension of the Investment Advisory Agreement through November 9, 2013.

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

The Investment Advisory Agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, our Manager and its officers, managers, agents, employees, controlling persons, members and any other person or entity affiliated with it are entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of our Manager’s services or obligations under the Investment Advisory Agreement or otherwise as our Manager. The agreement also provides that our Manager and its affiliates (including our Administrator) will not be liable to us or any stockholder for any error of judgment, mistake of law, any loss or damage with respect to any of our investments, or any action taken or omitted to be taken by our Manager in connection with the performance of any of its duties or obligations under the Investment Advisory Agreement or otherwise as an investment adviser to us, except to the extent specified in Section 36(b) of the 1940 Act concerning loss resulting from a breach of fiduciary duty with respect to the receipt of compensation for services.

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

Our Board of Directors originally approved the Administration Agreement on November 9, 2004. Our Board of Directors and a majority of our independent directors must approve the continuation of the Administration Agreement at least annually. On October 30, 2012, the Board of Directors, including all of the independent directors, approved an extension of the Administration Agreement through November 9, 2013.

The Administration Agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, our Manager and its officers, managers, agents, employees, controlling persons, members and any other person or entity affiliated with it are entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of our Administrator’s services under the Administration Agreement or otherwise as our Administrator. The agreement also provides that our Administrator and its affiliates (including our Manager) will not be liable to us or any stockholder for any error of judgment, mistake of law, any loss or damage with respect to any of our investments, or any action taken or omitted to be taken by our Administrator in connection with the performance of any of its duties or obligations under the Administration Agreement or otherwise as our Administrator.

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

The U.S. and foreign financial markets have been experiencing a high level of volatility, disruption and distress in recent years, which has been exacerbated by the failure of several major financial institutions in late 2008, continuing uncertainty about the global economy and ongoing concerns surrounding the sovereign debt crisis, particularly in the euro-zone. Despite actions of the U.S. federal government and foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. While these conditions have improved, volatility and relative instability could continue for a prolonged period of time or worsen in the future both in the United States and globally.

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

As a result of the significant changes in the capital markets affecting our ability to raise capital, the pace of our investment activity slowed in 2009 and 2010. In addition, significant changes in the capital markets, including the recent extreme volatility and disruption, have had, and may in the future have, a negative effect on the valuations of our investments and on the potential for liquidity events involving our investments. An inability to raise capital, if needed, and any required sale of our investments for liquidity purposes, could have a material adverse impact on our business, financial condition or results of operations.

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

We may issue debt securities or preferred stock, which we refer to collectively as “senior securities,” and/or borrow money from banks or other financial institutions, up to the maximum amount permitted by the 1940 Act. The provisions of the 1940 Act permit us, as a BDC, to incur indebtedness or issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after each such incurrence or issuance. If the value of our assets declines, we may be unable to satisfy this test, which may prohibit us from paying dividends and could prevent us from maintaining our status as a RIC or may prohibit us from repurchasing shares of our common stock. If we cannot satisfy this test, we may be required to sell a portion of our investments at a time when such sales may be disadvantageous and, depending on the nature of our leverage, repay a portion of our indebtedness. As of December 31, 2012, given our total assets of $312 million and total debt of $104.5 million, our asset coverage for senior securities was 299%.

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

Our investments include original issue discount, or OID, instruments. To the extent original issue discount constitutes a portion of our income, we are exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following:

•	The higher yield of OID instruments reflect the payment deferral and credit risk associated with these instruments.
•	OID instruments may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of the collateral.
•	OID instruments generally represent a significantly higher credit risk than coupon loans.
•	OID income received by us may create uncertainty about the source of our cash distributions to stockholders. For accounting purposes, any cash distributions to stockholders representing OID or market discount income are not treated as coming from paid-in capital, even though the cash to pay them comes from the offering proceeds. Thus, although a distribution of OID or market discount interest comes from the cash invested by the stockholders, Section 19(a) of the 1940 Act does not require that stockholders be given notice of this fact by reporting it as a return of capital.
•	The deferral of paid-in-kind, or PIK, interest has a negative impact on liquidity, as it represents non-cash income that may require distribution of cash dividends to stockholders in order to maintain our RIC status. In addition, the deferral of PIK interest also increases the loan-to-value ratio at a compounding rate, thus, increasing the risk that we will absorb a loss in the event of foreclosure.
•	OID and market discount instruments create the risk of non-refundable cash payments to our Manager based on non-cash accruals that we may not ultimately realize.

Many of our portfolio investments are not publicly traded and, as a result, there is uncertainty as to the value of our portfolio investments.

Large percentages of our portfolio investments (other than our short-term cash investments) are, and will continue to be, in the form of securities that are not publicly traded. The estimated fair value of securities and other investments that are not publicly traded may not be readily determinable. We value these securities quarterly at estimated fair value in accordance with procedures as determined in good faith by our Board of Directors. The types of factors we consider in determining the estimated fair value of an investment include the nature and realizable value of any collateral, the portfolio company’s earnings and ability to make payments, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow and other relevant factors. Because such estimated valuations, and particularly estimated valuations of private securities and private companies, are inherently uncertain, may fluctuate during short periods of time and may be based on estimates, our determinations of estimated fair value may differ materially from the values that would have been used if a ready market for these securities existed. As a result, we may not be able to dispose of our holdings at a price equal to or greater than our estimated fair value. Our net asset value could be adversely affected if our determinations regarding the estimated fair value of our investments are materially higher than the values that we ultimately realize upon the disposal of such securities. In addition, the subjective nature of such estimated valuations may cause the shares of our common stock to trade at a discount to our net asset value.

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

Operational Risk.  Energy companies are subject to various operational risks, such as failed drilling or well development, unscheduled outages, underestimated cost projections, unanticipated operation and maintenance expenses, failure to obtain the necessary permits to operate and failure of third-party contractors (such as energy producers and shippers) to perform their contractual obligations. In addition, energy companies employ a variety of means of increasing cash flow, including increasing utilization of existing facilities, expanding operations through new construction, expanding operations through acquisitions, or securing additional long-term contracts. Thus, some energy companies may be subject to construction risk, acquisition risk or other risks arising from their specific business strategies.

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

We could experience fluctuations in our quarterly operating results due to a number of factors, including changes in the fair values of our portfolio investments, the interest rate payable on the debt securities we acquire, the default rate on such securities, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, delays between the timing of the redemption of portfolio investments and the redeployment of such proceeds into new investments, the degree to which we encounter competition in our markets and general economic conditions. Because of these factors, you should not rely on results for any period as being indicative of performance in future periods.

We may choose to invest a portion of our portfolio in investments that may be considered highly speculative, which could negatively affect our ability to pay dividends and cause a loss of part of your investment.

Our investments are generally in the form of debt instruments, including senior and subordinated loans, combined in one facility, sometimes with an equity component, and subordinated loans, sometimes with equity components. We may also invest in preferred stock and other equity securities. We would likely often make these types of investments in companies that possess assets that do not produce sufficient current cash flow at inception of our investment to amortize the principal throughout the life of a loan. For example, we could make such an investment in a company that owns proved non-producing oil and natural gas reserves and requires capital to finance development drilling to initiate the production of the reserves and generate cash flow. Some of these investments may be of a highly speculative nature and may lose some or all of their value, which could negatively affect our ability to pay dividends and cause the loss of part of your investment.

We fund a portion of our investments with borrowed money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us.

Borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities. We currently borrow under our Investment Facility and in the future may borrow from or issue senior debt securities. Our current and future debt securities are and may be governed by an indenture or other instrument containing covenants restricting our operating flexibility. We, and indirectly our stockholders, bear the cost of issuing and servicing such securities. Any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock. Our lenders have fixed dollar claims on our consolidated assets that are superior to the claims of our common stockholders or any preferred stockholders. If the value of our investment portfolio increases, then leveraging would cause the net asset value to increase more sharply than it would have had we not leveraged. Conversely, if the value of our investment portfolio decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our investment income in excess of interest expense payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our investment income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common stock dividend payments. Leverage is generally considered a speculative investment technique. We intend to continue borrowing under the Investment Facility in the future, and we may increase the size of the Investment Facility or issue senior debt securities or other evidence of indebtedness. Our ability to service our debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. The amount of leverage that we employ at any particular time will depend on our Manager’s and our Board of Directors’ assessment of market and other factors at the time of any proposed borrowing.

Changes in interest rates may expose us to additional risks.

General interest rate fluctuations may have a negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on investment objectives and our rate of return on invested capital. Because we may borrow money to make investments, our net investment income depends upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. As of December 31, 2012, excluding investments in U.S. Treasury Bills, approximately 67% of our portfolio investments at fair value in our portfolio were at fixed rates, while approximately 33% were at variable rates. Trading prices for debt that pays a fixed rate of return tend to fall as interest rates rise. Trading prices tend to fluctuate more for fixed-rate securities that have longer maturities. Although we have no policy governing the maturities of our investments, under current market conditions we expect that we will invest in a portfolio of debt generally having maturities of three to seven years, but may have longer maturities. This means that, to the extent we fund longer term fixed rate investments with shorter term floating rate borrowings, we will be subject to greater risk (other things being equal) than a fund invested solely in shorter term securities. A decline in the prices of the debt we own could adversely affect the trading price of our shares.

Failure to extend our Investment Facility, the revolving period of which is currently scheduled to expire on August 31, 2014, could have a material adverse effect on our results of operations and financial position and our ability to pay expenses and make distributions.

The revolving period for our Investment Facility with a syndicate of lenders is currently scheduled to expire on August 31, 2014. If the participant banks do not renew or extend the Investment Facility by August 31, 2014, we will not be able to make further borrowings under the facility after such date and the outstanding principal balance on that date will be due and payable. If we are unable to extend our facility or find a new source of borrowing on acceptable terms, we will be required to pay down the amounts outstanding under the facility through one or more of the following: (1) available cash balances, (2) principal collections on our securities pledged under the facility, (3) at our option, interest collections on our securities pledged under the facility, or (4) possible liquidation of some or all of our loans and other assets, any of which could have a material adverse effect on our results of operations and financial position and may force us to decrease or stop paying certain expenses and making distributions until the facility is repaid. In addition, our stock price could decline significantly, we would be restricted in our ability to acquire new investments and, in connection with our year-end audit, our independent registered accounting firm could raise an issue as to our ability to continue as a going concern.

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

Our Board of Directors has the authority to modify or waive most of our current operating policies and our strategies without prior notice and without stockholder approval. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results and value of our stock. However, the effects might be adverse, which could negatively affect our ability to pay you dividends and cause you to lose all or part of your investment. In the event that our Board of Directors determines that we cannot economically pursue our investment objective under the 1940 Act, they may at some future date decide to withdraw our election to be treated as a BDC and convert us to a management investment company or an operating company not subject to regulation under the 1940 Act, or cause us to liquidate. These changes would require the approval of a requisite percentage of our Board of Directors and the holders of a majority of our shares under the 1940 Act.

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

We invest a substantial amount of our assets in subordinated debt securities and mezzanine investments issued by our portfolio companies. The portfolio companies will usually have, or may be permitted to incur, other debt that ranks equally with, or senior to, the securities in which we invest. By their terms, such debt instruments may entitle the holders to receive payment of interest or principal on or before the dates on which we are entitled to receive payments in respect of the securities in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying such senior creditors, the portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with securities in which we invest, we would have to share on an equal basis any distributions with other creditors holding such securities in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company. An event such as an insolvency, liquidation, dissolution, reorganization or bankruptcy of a relevant portfolio company may prevent us from obtaining the full value of our investment.

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

Foreign securities may be issued and traded in foreign currencies. As a result, changes in exchange rates between foreign currencies may affect their values in U.S. dollar terms. For example, if the value of the U.S. dollar increases relative to a foreign currency, a loan payable in that foreign currency will decrease in value because it will be worth fewer U.S. dollars.

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

In 2011 and 2012, we purchased from ATP Oil & Gas Corporation, or ATP, limited-term overriding royalty interests, or ORRIs, in certain offshore oil and gas producing properties operated by ATP in the Gulf of Mexico. Under this arrangement, we own the right to our proportionate share (ranging from 5.0% to 10.8%) of the monthly production proceeds from the various oil and gas properties subject to the ORRI in ATP’s Gomez and Telemark properties. On August 17, 2012, ATP filed for protection under Chapter 11 of the U.S. Bankruptcy Code and received authorization to incur debtor-in-possession financing of approximately $600 million. ATP failed or refused to deliver our proportionate share of production proceeds for the production months of May and June 2012, which proceeds were due to be distributed on July 31, 2012 and August 31, 2012, respectively. On August 23, 2012, the bankruptcy judge presiding over ATP’s case signed an order allowing ATP to pay proceeds of production received after August 17, 2012 to those parties it believes are entitled to receive the same, including the ORRI holders, provided that the owners of the ORRIs execute an agreement providing for the repayment to ATP of any amounts that the bankruptcy court later finds to have been inappropriately paid. Each ORRI provides that it will terminate after we receive payments that equal our investment in the ORRI plus a time-value factor that is calculated at a rate of 13.2% per annum. As of December 31, 2012, our unrecovered investment was $37.0 million. As of February 28, 2013, our unrecovered investment was $33.6 million.

Payments not made on the ORRIs for pre-petition production have been delayed, thus extending the time for termination of the ORRI, and may never be made in full. It is also possible that our rights to payments for post-petition production, as well as post-petition payments actually received, could be delayed or otherwise adversely affected in ATP’s bankruptcy proceedings, resulting in our inability to recover our investment in full and our expected return. If we do not receive payments for post-petition production from the wells subject to the ORRIs in amounts sufficient to provide for termination of the ORRIs prior to the wells being shut in, then we would fail to recover, in full, our investment plus the associated time-value factor. In the interim, if production declines significantly, the fair value of our ORRIs could decline accordingly.

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

We pay our Manager a quarterly base management fee based on the value of our total assets (including assets acquired with borrowed funds). Accordingly, our Manager has an enhanced economic incentive to increase our leverage, including through the issuance of debt securities, convertible securities and preferred stock. Increased leverage will expose or subject us to increased risk of loss, increased cost of issuing and servicing such senior securities, and any additional covenant restrictions imposed in an indenture or by the applicable lender, which could negatively affect our business and results of operations.

We pay our Manager incentive compensation based on our portfolio’s performance. This arrangement may lead our Manager to recommend riskier or more speculative investments in an effort to maximize its incentive compensation.

In addition to its base management fee, our Manager earns incentive compensation in two parts. The first part is payable quarterly and is equal to a specified percentage of the amount by which our net investment income exceeds a hurdle rate. The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year and equals (1) 20% of (a) our net realized capital gain (realized capital gains less realized capital losses) on a cumulative basis from the closing date of our initial public offering to the end of such fiscal year, less (b) any unrealized capital depreciation at the end of such fiscal year, less (2) the aggregate amount of all capital gains fees paid to our Manager in prior years. For accounting purposes only, in order to reflect the theoretical capital gains incentive fee that would be payable for a given period as if all unrealized capital gains were realized, we will accrue a capital gains incentive fee as described above (in accordance with the terms of the Investment Advisory Agreement), plus 20% of unrealized capital gains on investments held at the end of such period. It should be noted that the portion of the accruals for the capital gains incentive fees attributable to unrealized capital gains will not necessarily be payable under the Investment Advisory Agreement, and may never be paid based on the computation of capital gains incentive fees in subsequent periods. Amounts paid under the Investment Advisory Agreement will be consistent with the formula reflected in the Investment Advisory Agreement.

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

Pursuant to the Investment Advisory Agreement, our Manager is entitled to receive incentive compensation for each fiscal quarter in an amount equal to a percentage of the excess of our net investment income for that quarter above a hurdle rate. In addition, the Investment Advisory Agreement further provides that our net investment income for incentive compensation purposes excludes unrealized capital losses that we may incur in the fiscal quarter, even if such capital losses result in a net loss on our statement of operations for that quarter. The calculation of the incentive fee includes any deferred interest accrued but not yet received. As a result, we may be paying an incentive fee on interest, the collection of which may be uncertain or deferred. Thus, we may be required to pay our Manager incentive compensation for a fiscal quarter even if there is a decline in the value of our portfolio or we incur a net loss for that quarter.

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

The 1940 Act imposes numerous complex constraints on the operations of BDCs. In order to maintain our status as a BDC, the 1940 Act prohibits us from acquiring any assets other than “qualifying assets” unless, after giving effect to the acquisition, at least 70% of our total assets are qualifying assets. We refer to this requirement as the 70% Test. Our failure to comply with these provisions in a timely manner could prevent us from qualifying as a BDC or could force us to pay unexpected taxes and penalties, which could be material. Additionally, our failure to continue to qualify as a BDC may cause us to be regulated as a closed-end investment company under the 1940 Act, which would significantly decrease our operating flexibility.

We will be subject to corporate-level income tax if we are unable to qualify as a RIC.

To qualify as a RIC under the Code, we must meet certain source-of-income, asset diversification and annual distribution requirements. The annual distribution requirement for a RIC is satisfied if we distribute at least 90% of our “investment company taxable income” (which generally consists of ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, reduced by deductible expenses) and net tax-exempt interest to our stockholders on an annual basis. Because we use debt financing, we are subject to certain asset coverage ratio requirements under the 1940 Act as a BDC, and financial covenants under our existing credit agreements that could, under certain circumstances, restrict us from making distributions necessary to qualify as a RIC. If we are unable to obtain cash from other sources, we may fail to qualify as a RIC and, thus, may be subject to corporate-level income tax. To qualify as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these tests may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments are in private companies, we could make such dispositions at disadvantageous prices that may result in substantial losses. If we fail to qualify as a RIC for any reason at any time in the future and we remain or become subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. In addition, our distributions would be taxable to our stockholders as ordinary dividends. Such a failure would likely have a material adverse effect on our stockholders and us.

We may have difficulty paying our required distributions if we recognize income before, or without, receiving cash representing such income. If we are unable to pay required distributions, we may fail to qualify as a RIC and thus be subject to corporate-level income tax.

Federal income tax rules require us to include certain amounts in income that we have not yet received in cash, such as OID or PIK interest. For example, we may have OID as a result of warrants, property-based equity participation rights or loan discount points we may receive in connection with the issuance or purchase of a loan. PIK interest represents contractual interest added to the loan balance and due at the end of the loan term. We include such OID or increases in loan balances from PIK arrangements in income before we receive any corresponding cash payments. These amounts could be significant relative to our overall investment activities. We also may be required to include in income certain other amounts that we do not receive in cash.

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

We have elected to be treated as a BDC under the 1940 Act. The 1940 Act imposes numerous restrictions on our activities, including restrictions on the nature of our investments, our use of borrowed funds, our issuance of securities, options, warrants or rights. Such restrictions may prohibit the purchase of certain investments that would otherwise be suitable for investment or render such purchases inadvisable.

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

Because there are no judicial and few administrative interpretations of the provisions of the 1940 Act pertaining to BDCs, there is no assurance that such provisions will be interpreted or administratively implemented in a manner consistent with our investment objectives and intended manner of operation. In the event that our Board of Directors determines that we cannot economically pursue our investment objective under the 1940 Act, they may at some future date decide to withdraw our election to be regulated as a BDC and convert us to a management investment company or an operating company not subject to regulation under the 1940 Act, or cause us to liquidate. These changes would require the approval of a requisite percentage of our Board of Directors and the holders of a majority of our shares.

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

We are subject to changing rules and regulations of federal and state government regulatory bodies as well as the stock exchange on which our common stock is listed. These entities, including the Public Company Accounting Oversight Board, the SEC and the NASDAQ Stock Market, have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional regulations and requirements in response to laws enacted by Congress. On July 21, 2010, the Dodd-Frank Wall Street Reform and Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation-related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations. Prior to full implementation, it will be difficult to assess the impact of the Dodd-Frank Act on our company and our Manager. Our efforts to comply with these requirements have resulted in, and are likely to continue to result in, an increase in expenses and a diversion of management’s time from other business activities.

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

Item 3. Legal Proceedings.

On August 17, 2012, ATP filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code, in the U.S. Bankruptcy Court for the Southern District of Texas. We own limited term ORRIs in certain offshore oil and gas producing properties operated by ATP. On August 23, 2012, the bankruptcy judge presiding over ATP’s case signed an order (Docket No. 191) allowing ATP to pay amounts received after August 17, 2012 to those parties entitled to receive them, including the ORRI holders, provided that the owners of the ORRIs execute an agreement providing for the repayment to ATP of any amounts that the bankruptcy court later finds to have been inappropriately paid (the “Disgorgement Agreement”). We executed the Disgorgement Agreement and began receiving monthly distributions in September 2012 from ATP of our share of production proceeds received by ATP after August 17, 2012. As of December 31, 2012, our unrecovered investment was $37.0 million, and we had received $8.9 million subject to the Disgorgement Agreement, of which $2.9 million was recorded as investment income in 2012. As of February 28, 2013, our unrecovered investment was $33.6 million, and we had received $13.1million subject to the Disgorgement Agreement.

On October 17, 2012, we filed a lawsuit against ATP styled: NGP Capital Resources Company v. ATP Oil & Gas Corporation, Adv. Proc. No. 12-03443, in the U.S. Bankruptcy Court for the Southern District of Texas, seeking a declaration that the ORRIs are valid, fully enforceable and not voidable. ATP filed an answer and counterclaim in which it (a) denies that the ORRIs are valid and enforceable, (b) seeks a declaration that

(i) the ORRIs are a financing agreement and not a true sale and (ii) the ORRIs are executory contracts that are subject to rejection under 11 U.S.C. Sec. 365, and (c) seeks disgorgement from us of amounts paid to us since August 17, 2012, the date of filing of ATP’s Chapter 11 proceeding. The United States has sought to intervene in the lawsuit arguing that the underlying leases are unexpired leases of real property or executory contracts (and not real property conveyances), subject to rejection by ATP. Certain service companies holding mechanics and materialman’s lien privileges have intervened in the lawsuit for the purpose of establishing that their liens and privileges are superior to our rights. The Bank of New York Mellon Trust Company, N.A., the secondary lien holder, has also intervened in the lawsuit, arguing (i) the ORRIs are a financing agreement and not a true sale, (ii) our claims are barred, waived, released and/or otherwise foreclosed by the express terms of the conveyance of the ORRIs, and (iii) either we have not met a condition precedent or we failed to perform or substantially perform our contractual obligations. The issues in the lawsuit have been bifurcated. This lawsuit is currently pending and trial is scheduled for April 30 – May 1, 2013. We intend to vigorously defend our position that the ORRIs constitute real property interests and are fully valid and enforceable pursuant to their terms.

Separately, the Official Committee of Unsecured Creditors of ATP (the “Committee”) filed a motion (the “Motion”) requesting authority from the U.S. Bankruptcy Court to be allowed to bring a fraudulent transfer action against us, in which the Committee seeks to allege (a) that ATP was insolvent at the time of the assignment of the ORRIs to us (b) that ATP received less than fair value from us in exchange for the assignments of the ORRIs and (c) as a result, the assignments should be set aside. The Company vigorously denies these allegations and opposes the Motion. The Motion has been abated until a date after May 1, 2013.

On February 24, 2013, ATP filed an emergency motion for an order approving the shut-in of the Debtor’s Gomez Properties and granting related relief [Docket No. 1494] (the “Shut-In Motion”). As more fully set forth in the Shut-In Motion, ATP asserts that the Gomez Properties should be shut-in because their continued operation negatively affects ATP’s cash flow. The Gomez Properties are burdened by the ORRIs, and we receive distributions of production proceeds attributable to our interests in the Gomez Properties. An emergency hearing was conducted by the Court on February 28, 2013, and on that date the Court entered its Order Regarding Shut In of Gomez Wells [Docket No. 1531] (the “Gomez Order”). The Gomez Order sets a final hearing on the Shut-In Motion for March 28, 2013 and reflects an interim compromise by certain ORRI holders and contains provisions for the accrual and distribution of production proceeds generated from the Gomez wells for the period March 1, 2013 through the date any order is entered authorizing the shut in of the Gomez wells. To the extent the Court grants the Shut-In Motion and the Gomez wells are shut-in, the cash flows attributable to the ORRIs will be negatively affected.

From time to time, we are involved in various legal proceedings arising in the normal course of business. While we cannot predict the outcome of these proceedings with certainty, we do not believe that an adverse result in any pending legal proceeding other than those described above, individually or in the aggregate, would be material to our business, financial condition or cash flows.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II.

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

Our common stock trades on the NASDAQ Global Select Market under the symbol “NGPC”. On March 8, 2013, there were approximately 57 record holders and 5,700 beneficial holders (held in street name) of our common stock, according to our transfer agent. The following table sets forth the range of high and low sales prices of our common stock as reported on the NASDAQ Global Select Market and our dividends declared for the periods indicated.

	NAV(1)	Price Range		Ratio of High Sales Price to NAV	Ratio of Low Sales Price to NAV	Cash Dividend per Share(2)
		High	Low
Fiscal 2012
Fourth quarter	$9.57	$7.98	$6.50	83%	68%	$0.16
Third quarter	9.70	7.97	6.22	82%	64%	0.16
Second quarter	9.29	7.20	5.87	78%	63%	0.13
First quarter	9.33	8.14	6.42	87%	69%	0.12
Fiscal 2011
Fourth quarter	9.26	7.81	5.75	84%	62%	0.18
Third quarter	9.45	9.12	6.21	97%	66%	0.18
Second quarter	9.63	9.70	7.70	101%	80%	0.18
First quarter	10.57	10.19	8.94	96%	85%	0.18

(1)	We calculate net asset value per share as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high and low closing sales prices. We calculate net asset value per share based on outstanding shares at the end of each period.
(2)	Represents the dividend declared in the specified quarter.

Since the first full quarter following our initial public offering, we have distributed, and currently intend to continue to distribute in the form of dividends, a minimum of 90% of our investment company taxable income on a quarterly basis to our stockholders. We may retain long-term capital gains and treat them as deemed distributions for tax purposes. We determine the timing and characterization of certain income and capital gains distributions annually in accordance with federal tax regulations, which may differ from GAAP. These differences primarily relate to items recognized as income for financial statement purposes and realized gains for tax purposes. As a result, net investment income and net realized gain (loss) on investments for a reporting period may differ significantly from distributions during such period. Accordingly, we may periodically make reclassifications among certain of our capital accounts without impacting our net asset value. We report the estimated tax characteristics of each dividend when declared, and we report the actual tax characteristics of dividends annually to each stockholder on Form 1099-DIV, prepared by our stock transfer agent. Qualified dividend income is generally taxed to stockholders at the rates that apply to net capital gains. There is no assurance that we will achieve investment results or maintain a tax status that will permit any specified level of cash distributions or year-to-year increases in cash distributions. During 2012, we repurchased an aggregate of 608,125 shares of our common stock pursuant to our stock repurchase plan, and we did not sell any equity securities during 2012.

We classified 100% of our taxable dividends declared for the year ended December 31, 2012 as non-qualifying dividends and as ordinary income for their characterization for income tax purposes. For tax purposes, approximately 57% or $0.09 per share of the $0.16 dividend paid on January 7, 2013 was treated as arising in 2012 and approximately 43% or $0.07 per share was treated as arising in 2013.

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

Stock Repurchase Plan

On October 31, 2011, our Board of Directors approved a stock repurchase plan, pursuant to which we may, from time to time, repurchase up to $10.0 million of our common stock in the open market at prices not to exceed the net asset value of our shares during our open trading periods. Our Board of Directors authorized this plan, because it believes that general market trading activity may cause our common stock to be undervalued from time to time. The repurchase program does not obligate us to purchase any shares and may be discontinued at any time. Pursuant to this plan, in May 2012, we repurchased an aggregate of 250,029 shares of our common stock in the open market at an average price of $6.55 per share, totaling $1.6 million. In November 2012, we repurchased an aggregate of 358,096 shares of our common stock in the open market at an average price of $7.13 per share, totaling $2.6 million. Under the terms of the stock repurchase plan, we are authorized to repurchase up to an additional $5.8 million of our common stock. Any future share repurchases will be made in accordance with applicable securities laws and regulations that set certain restrictions on the method, timing, price and volume of stock repurchases.

Fourth Quarter 2012	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
Month #1: October 1, 2012 – October 31, 2012	—	—	—	$8,372,311
Month #2: November 1, 2012 – November 30, 2012	358,096	$7.13	358,096	5,819,087
Month #3: December 1, 2012 – December 31, 2012	—	—	—	5,819,087
Total	358,096	$7.13	$358,096

Performance Graph

The following Performance Graph is not “soliciting material,” is not deemed filed with the SEC, and is not to be incorporated by reference into any of our filings under the Securities Act or the Securities Exchange Act of 1934, as amended, respectively.

The following line graph compares the cumulative total return on an investment in our common stock against the cumulative total return of the NASDAQ Financial 100 Index, the NASDAQ U.S. Stock Market Total Return Index and an index of peer companies (selected by us) for the five years ended December 31, 2012. The graph assumes that $100 was invested in our common stock and each index on December 31, 2007, and that dividends were reinvested. We selected the peer group in good faith and it consists of the following seven business development companies: Gladstone Capital Corporation, Gladstone Investment Corporation, Hercules Technology Growth Capital, Inc., KCAP Financial, Inc., MCG Capital Corporation, THL Credit, Inc. and TICC Capital Corporation. The changes in our peer group of eight business development companies in 2011 are the omissions of Main Street Capital Corporation, PennantPark Investment Corporation and Triangle Capital Corporation, all of which are considerably larger than us, each with market capitalizations of over $600 million, and the inclusions of Gladstone Investment Corporation and THL Credit, Inc. Our revised peer group includes business development companies that generally invest in similar types of securities as we do, with market capitalizations between $100 million and $600 million and initial public offering dates in 2010 or earlier. This historic stock price Performance Graph and the related textual information are not necessarily indicative of future performance.

Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980 – 2013.

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

	Year ended December 31,
	2012	2011	2010	2009	2008
	(In Thousands, Except Per Share Data and Other Data)
Income Statement Data
Total investment income	$23,369	$27,903	$23,585	$24,520	$37,461
Total operating expenses	11,560	12,034	12,091	14,601	18,814
Net investment income	11,763	15,809	11,440	9,728	18,647
Net realized capital gain (loss) on invesments	(17,827)	(30,614)	(32,276)	(14,329)	16,215
Net increase (decrease) in unrealized appreciation (depreciation) on investments	23,415	(5,083)	32,310	(4,218)	(48,281)
Net increase (decrease) in net assets resulting from operations	$17,351	$(19,888)	$10,474	$(8,819)	$(13,419)
Per Share Data
Net investment income	$0.55	$0.73	$0.53	$0.45	$0.86
Net realized and unrealized gain (loss) on investments	0.26	(1.65)	(0.04)	(0.86)	(1.46)
Net increase (decrease) in net assets resulting from operations	0.81	(0.92)	0.49	(0.41)	(0.60)
Dividends declared	(0.57)	(0.72)	(0.69)	(0.64)	(1.61)
Net asset value per share	$9.57	$9.26	$10.90	$11.10	$12.15
Balance Sheet Data
Total investments	$259,610	$145,057	$216,063	$200,105	$258,792
Portfolio investments	213,614	145,057	216,063	200,105	258,792
Cash and cash equivalents	47,655	106,570	68,457	108,288	133,806
Total assets	312,322	256,581	291,589	316,931	398,994
Long-term debt	59,500	50,000	50,000	67,500	45,000
Total net assets	201,266	200,266	235,726	240,175	262,836
Other Data
Weighted average yield on targeted portfolio investments(1)	10.0%	11.6%	10.4%	5.4%	9.0%
Number of portfolio companies	14	19	20	16	19
Expense ratios (as a percentage of average net assets):
Interest expense and bank fees	1.0%	0.7%	0.5%	1.1%	2.6%
Management and incentive fees	2.3%	2.5%	2.4%	2.6%	3.0%
Other operating expenses	2.4%	2.3%	2.2%	2.1%	1.8%
Total operating expenses	5.7%	5.5%	5.1%	5.8%	7.4%

(1)	Calculated as of the end of the period.

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

•	uncertainties associated with the timing of transaction closings;
•	changes in the prospects of our portfolio companies;
•	changes in interest rates;
•	the future operating results of our portfolio companies and their ability to achieve their objectives;
•	changes in regional, national or international economic conditions and their impact on the industries in which we invest;
•	disruption of credit and capital markets;
•	changes in the conditions of the industries in which we invest;
•	the adequacy of our cash resources and working capital;
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	the ability of our Manager to locate suitable investments for us and to monitor and administer the investments; and
•	other factors enumerated in our filings with the Securities and Exchange Commission.

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

Recent Events

On February 15, 2013, we closed a $17.5 million investment in OCI Holdings, LLC, or OCI. Our investment in OCI includes a $15.0 million Subordinated Note and a $2.5 million direct equity co-investment. OCI is a home health provider of physical, occupational and speech therapy services to pediatric patients in the state of Texas. Proceeds from the investment were used to refinance OCI and to finance OCI’s strategic acquisition of a provider of similar services. The OCI Subordinated Note matures August 15, 2018 and earns interest payable in cash at a rate of 11% per annum (LIBOR + 10%) plus paid-in-kind interest of 2% per annum.

On February 15, 2013, we provided $9.0 million of financing to KOVA International, Inc., or KOVA, in the form of Senior Subordinated Notes, to facilitate the acquisition of the urinalysis division of Hycor Biomedical, Inc. by a group of private equity sponsors. Since 1974, the KOVA product lines have been among the leading disposable plastics and liquid controls products used in the urinalysis testing market. The KOVA Senior Subordinated Notes earn interest payable in cash at an annual rate of 12.75% and mature on August 13, 2018.

On February 6, 2013, we purchased $20.0 million of the $300 million 9.75% Senior Notes offering issued by Talos Production LLC and Talos Production Finance Inc., collectively, Talos, to partially fund Talos’s acquisition of Energy Resource Technology GOM, Inc., the oil and gas subsidiary of Helix Energy Solutions Group, Inc. On February 15, 2013, we purchased an additional $5.0 million face value of the Talos Senior Notes in the secondary market. Talos is headquartered in Houston, Texas, and its parent company is a portfolio company of funds affiliated with Apollo Global Management, LLC and Riverstone Holdings LLC, which committed up to $600 million in equity to Talos’s parent company in February 2012. The Talos Senior Notes mature February 15, 2018, and were issued at 99.025 for an effective yield of 10.0% per annum.

On January 25, 2013, we restructured our $13.5 million Senior Secured Term Loan, or the Original Term Loan, with Spirit Resources, LLC, or Spirit. Under the terms of the restructuring, (i) $8.0 million of the Original Term Loan was converted into Preferred Units, with the remaining $5.5 million structured as a Senior Secured Tranche A Term Loan; (ii) we provided $4.5 million of additional borrowing capacity in the form of a Senior Secured Tranche B Term Loan; (iii) we received a 3% overriding royalty interest in Spirit’s oil and gas properties; and (iv) we conveyed our 33% penny warrants back to Spirit. The Tranche A Term Loan matures April 28, 2015 and earns interest payable monthly in cash at an annual rate of the greater of 8% or LIBOR + 4%. The Tranche B Term Loan matures October 28, 2015 and initially earns interest payable-in-kind at an annual rate of the greater of 15% or LIBOR + 11%. Beginning in January 2015, interest on the Tranche B Term Loan is payable monthly in cash at an annual rate of the greater of 13% or LIBOR + 9%. Borrowings under the Tranche B Term Loan will be used to execute relatively low-risk, high return development plans at Spirit’s oil and gas properties and to satisfy critical vendor payables. The Preferred Units represent a preferred interest on 100% of any equity distributions from Spirit until certain hurdles are met, after which Spirit management would participate in 25% of any such distributions.

Portfolio and Investment Activity

Effective December 31, 2012, we restructured our Senior Secured Term Loan with Pallas Contour Mining, LLC, or Contour. Under this arrangement, we conveyed certain assets, business, payables and other obligations related to an underperforming surface mine operation of Contour to certain former owners of Contour, in exchange for their 80% equity interest in Contour. The remaining 20% equity interest is owned by Contour’s founder and president of its highwall coal mining business. We restructured the Contour Term Loan, increasing the borrowing capacity from $7.6 million to $11.0 million. Interest under the restructured Term Loan is payable monthly in cash at an annual rate of 12%, and the Term Loan matures on October 14, 2015. New borrowings under the Term Loan will primarily be used for working capital purposes for Contour’s core highwall mining business.

In December 2012, Powder River Acquisitions, LLC fully repaid its Senior Secured Promissory Note in the amount of $2.8 million, which was due September 30, 2011. With interest and fees, the total internal rate of return on this Promissory Note, which originated from the sale of our investments in Formidable, LLC in October 2010, was 11.2% with a return on investment of 1.24x.

In October and November 2012, we funded a $14.0 million participation in the Midstates Petroleum Company, Inc., or Midstates, $600 million private placement of 10.75% Senior Unsecured Notes due 2020, or the Midstates Notes. Proceeds from the Midstates Notes offering were used primarily to fund the cash portion of the purchase price for Midstates’ acquisition of assets of Eagle Energy Production, LLC.

On November 26, 2012, Tammany Oil & Gas LLC, or Tammany, repurchased our ORRI and warrants in Tammany for a combined $3.0 million, resulting in a realized capital gain of approximately $2.8 million.

On September 19, 2012, GMX Resources, Inc., or GMX, consummated an exchange offer for its outstanding 5% Senior Convertible Notes due 2013, or the 2013 Notes, pursuant to which holders tendering the 2013 Notes received new Senior Secured Second-Priority Notes due 2018, or the 2018 Notes, and shares of GMX common stock. We tendered our 2013 Notes in the exchange offer, and consequently received 2018 Notes with a face value of $12.7 million and 3,646,368 shares of GMX common stock. We sold 671,270 shares of GMX common stock in 2012. Effective January 3, 2013, GMX executed a 1-for-13 reverse stock split; consequently, our 2,975,098 shares were converted into 228,853 post-split shares, which we sold in March 2013 for an average price of $3.28 per share, or $0.8 million, resulting in a realized short-term capital loss of $1.6 million, or $0.07 per common share. Interest on the 2018 Notes accrues at a rate of 9% per annum and is payable quarterly (commencing March 4, 2013) at GMX’s option, in cash or, with respect to interest paid prior to September 19, 2014, either in the form of cash, GMX common stock, or a combination thereof. The number of shares of GMX stock, if any, to be issued in lieu of cash interest is calculated by assigning a value per share equal to the product of (a) 0.75 and (b) the 10-day volume weighted average price ending the business day prior to the interest payment date.

On March 4, 2013, GMX announced that it failed to make its interest payment on the 2018 Notes, which was due on March 4, 2013. Under the indenture, this failure to pay does not constitute an event of default unless it continues for thirty days; however, it does constitute an event of default under another GMX debt security, which could potentially trigger cross-default features and acceleration of substantially all of GMX’s indebtedness. GMX has announced that it has engaged a financial advisor to assist GMX in its ongoing exploration of financing alternatives, including a potential restructuring of GMX's balance sheet in light of its current liquidity and cash needs. GMX has announced that if it is not able to successfully implement a consensual alternative for restructuring its balance sheet, or in order for GMX to implement a financial alternative, GMX may voluntarily seek protection under the U.S. Bankruptcy Code. As of December 31, 2012, we recorded a 100% reserve, totaling $0.4 million, or $0.02 per share, on our interest receivable from GMX as of such date.

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

In 2011 and 2012, we purchased from ATP Oil & Gas Corporation, or ATP, limited-term ORRIs in certain offshore oil and gas producing properties operated by ATP in the Gulf of Mexico, including $25.0 million advanced on July 3, 2012. Under this arrangement, we own the right to portions (ranging from 5.0% to 10.8%) of the monthly production proceeds from the various oil and gas properties subject to the ORRI in ATP’s Gomez and Telemark properties. The terms of the ORRI provide that it will terminate after we receive payments that equal our investment in the ORRI plus a time-value factor that is calculated at a rate of 13.2 % per annum. On August 17, 2012, ATP filed for protection under Chapter 11 of the U.S. Bankruptcy Code, and received authorization to incur debtor-in-possession financing of approximately $600 million. ATP failed or refused to deliver our proportionate share of production proceeds for the production months of May and June 2012, which proceeds were due to be distributed on July 31, 2012 and August 31, 2012, respectively. On August 23, 2012, the bankruptcy judge presiding over ATP’s case signed an order allowing ATP to pay amounts received after August 17, 2012 to those parties entitled to receive them, including the ORRI holders, provided that the owners of the ORRIs execute the Disgorgement Agreement providing for the repayment to ATP of any amounts that the bankruptcy court later finds to have been inappropriately paid. We executed the Disgorgement Agreement and began receiving monthly distributions in September 2012 from ATP of our share of production proceeds received by ATP after August 17, 2012. On October 17, 2012, we filed a lawsuit against ATP in the U.S. Bankruptcy Court, seeking a declaration that the ORRIs are valid, fully enforceable, and not voidable. ATP has responded by seeking a determination that the ORRIs are not enforceable as a conveyance, but rather are in the nature of a debt instrument. In that connection, ATP seeks disgorgement of amounts paid to us in accordance with the Disgorgement Agreement. This lawsuit is currently pending and trial is scheduled for April 30-May 1, 2013. We intend to vigorously defend our position that the ORRIs constitute real property interests and are fully valid and enforceable pursuant to their terms. Our unrecovered investment as of December 31, 2012 was $37.0 million, and we had received $8.9 million subject to the Disgorgement Agreement, of which $2.9 million was recorded as investment income in our statement of operations for the year ended December 31, 2012. Our unrecovered investment as of February 28, 2013 was $33.6 million, and we had received $13.1 million subject to the Disgorgement Agreement. See “Item 3. Legal Proceedings” for further discussion of the ATP litigation.

On April 26, 2012, we funded a $25.0 million participation in a $2 billion Senior Notes offering by Everest Acquisition, LLC, which subsequently changed its name to EP Energy, LLC, or EP Energy. EP Energy is owned by a group of investors led by Apollo Global Management, LLC. Proceeds of the EP Energy Senior Notes offering were used to finance EP Energy’s acquisition of all of El Paso Corporation’s U.S. oil and gas exploration and production assets. The EP Energy Senior Notes are unsecured, earn interest at a rate of 9.375% per annum, and are due May 1, 2020. In August 2012, we sold $15.0 million face amount of our EP Energy Senior Notes for an average price of 108.5, resulting in a realized short-term capital gain of $1.3 million, or $0.06 per share. In January 2013, we sold our remaining $10.0 million face value of EP Energy Senior Notes for a price of 113.375, resulting in a realized short-term capital gain of $1.3 million, or $0.06 per common share. Our investment in EP Energy Senior Notes generated a 36.5% internal rate of return and a return on investment of 1.16x.

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

During May 2012, we purchased in the secondary market a total of $9.8 million of the Southern Pacific Resource Corp., or STP, $275 million Second Lien Term Loan, or the STP Term Loan. STP is a publicly traded Canadian company, engaged in the exploration and development in the Athabasca oil sands region of Alberta and the thermal production of heavy oil in Senlac, Saskatchewan. Proceeds of the STP Term Loan were used to construct a new Steam-Assisted Gravity Drainage facility in Alberta, Canada. In January 2013, STP refinanced its Term Loan and repaid in full our balance outstanding of $9.7 million. Our investment in STP generated an internal rate of return of 10.7% and a return on investment of 1.09x.

In March 2012, Crestwood Holdings, LLC, or Crestwood, refinanced its Senior Secured Term Loan and repaid in full our balance outstanding of $8.0 million with a 2% call premium, generating additional interest income of $0.2 million. Our investment in Crestwood generated a 14.2% internal rate of return and a return on investment of 1.2x.

From commencement of investment operations in November 2004 through December 31, 2012, we have invested $1.0 billion in 42 portfolio companies, all energy-related, and received principal repayments, realizations and settlements of $781.1 million. The following table summarizes our investment activity for the years ended December 31, 2012, 2011 and 2010 (dollars in millions):

	2012	2011	2010
Investment portfolio, beginning of year	$175.0	$242.6	$242.7
New investments	98.8	51.4	59.4
Additional investments in existing clients	29.3	61.8	18.1
Transfer of corporate notes to investment portfolio	—	—	10.0
Principal repayments, realizations and settlements	(83.2)	(180.8)	(87.6)
Investment portfolio, end of year	$219.9	$175.0	$242.6
Number of portfolio clients at end of year	14	19	20

The table below shows our portfolio investments by type as of December 31, 2012 and 2011. We compute yields on investments using interest rates as of the balance sheet date and include amortization of original issue discount and market premium or discount, royalty interest income, net profits income and other similar investment income, weighted by their respective costs when averaged. We compute the yield on income from derivatives using estimated derivative income, net of expired options costs. These yields do not include income from any investments on non-accrual status but do include the cost basis of such investments in the denominator. Such weighted average yields are not necessarily indicative of expected total returns on a portfolio.

	December 31, 2012			December 31, 2011
	Weighted Average Yields	Percentage of Portfolio		Weighted Average Yields	Percentage of Portfolio
		Cost	Fair Value		Cost	Fair Value
Senior secured debt	12.0%	29.2%	30.1%	11.0%	62.8%	58.6%
Subordinated debt	9.3%	26.0%	26.4%	12.7%	6.4%	7.8%
Senior convertible notes	N/A	0.0%	0.0%	15.6%	6.5%	5.6%
Limited term royalties	13.6%	16.8%	17.3%	12.3%	16.5%	19.6%
Net profits interests	N/A	0.0%	0.0%	11.1%	1.9%	2.4%
Contingent earn-out	0.0%	0.0%	0.1%	0.0%	0.0%	2.2%
Commodity derivative instruments	0.0%	0.1%	0.0%	0.0%	0.2%	0.3%
Royalty interests	0.0%	0.0%	0.0%	821.2%	0.1%	0.8%
Redeemable preferred units	8.0%	23.0%	24.0%	N/A	0.0%	0.0%
Equity securities
Membership and partnership units	0.0%	0.2%	0.8%	0.0%	1.0%	0.6%
Participating preferred stock	0.0%	2.0%	0.0%	0.0%	2.5%	0.3%
Common stock	0.0%	2.6%	0.8%	0.0%	1.9%	0.8%
Warrants	0.0%	0.1%	0.5%	0.0%	0.2%	1.0%
Total equity securities	0.0%	4.9%	2.1%	0.0%	5.6%	2.7%
Total portfolio investments	10.0%	100.0%	100.0%	11.6%	100.0%	100.0%

As of December 31, 2012 and 2011, the total fair value of our investment portfolio was $213.6 million and $145.1 million, respectively. Of those fair value totals, approximately $185.7 million, or 87%, and $135.3 million, or 93%, are measured using significant unobservable (i.e., Level 3) inputs.

Results of Operations

The following sections analyze our results of operations for the year ended December 31, 2012 compared to 2011 and for the year ended December 31, 2011 compared to 2010.

Investment Income

During 2012, our total investment income was $23.4 million, decreasing $4.5 million, or 16%, compared to 2011. The decrease in 2012 is primarily attributable to the recognition, in the second quarter of 2011, of $4.5 million of previously unrecognized PIK interest income on Tranche B of a Term Loan issued to Alden Resources, LLC, or Alden, which was sold in July 2011.

During 2011, our total investment income was $27.9 million, increasing $4.3 million, or 18%, compared to 2010. The increase in 2011 is largely attributable to the recognition of the $4.5 million of previously unrecognized PIK interest on Tranche B of Alden’s Term Loan.

Our portfolio balance, on a cost basis, decreased from $238.5 million at December 31, 2010 to $172.6 million at December 31, 2011 and increased to $217.8 million at December 31, 2012. The $45.2 million increase in 2012 is primarily a result of new investments in Castex 2005 and Midstates totaling $64.5 million, offset by net redemptions and settlements in excess of other new investments totaling $19.3 million.

On a cost basis, the balance of non-accruing and non-income producing investments decreased from $66.5 million at December 31, 2010 to $30.5 million at December 31, 2011 and to $10.9 million at December 31, 2012. On a fair value basis, the balance of non-accruing and non-income producing investments decreased from $35.5 million at December 31, 2010 to $7.6 million at December 31, 2011 and $4.8 million at December 31, 2012. The table below summarizes our non-accruing and non-income producing investments:

	December 31, 2012		December 31, 2011		December 31, 2010
(Dollars in thousands)	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
Non-accruing investments
Alden Resources, LLC Tranche B (sold 7/28/11)	$—	$—	$—	$—	$19,520	$19,520
BioEnergy Holding, LLC (non-accrual 3/31/11; realized 12/31/12)	—	—	15,511	—	—	—
Bionol Clearfield, LLC (non-accrual 3/31/11; realized 12/31/12)	—	—	4,950	—	—	—
Chroma Exploration & Production, Inc.	4,312	43	4,312	500	4,312	750
Total non-accruing investments	4,312	43	24,773	500	23,832	20,270
Non-income producing investments
Alden Resources, LLC Class E Units (sold 7/28/11)	—	—	—	—	5,800	5,800
BioEnergy Holding, LLC units (realized 12/31/12)	—	—	1,297	—	1,297	1,297
Black Pool Energy Partners, LLC warrants (sold 12/19/12)	—	—	10	—	10	10
BP Corporation NA, Inc. put options	245	9	417	417	—	—
Castex Energy Development Fund, LP units	0	910	—	—	—	—
DeanLake Operator, LLC preferred units (sold 9/30/11)	—	—	—	150	14,050	3,500
Gatliff Services, LLC units (sold 7/28/11)	—	—	—	—	1,100	1,100
Globe BG, LLC (contingent Alden Resources royalty earn-out)	—	240	—	3,270	—	—
GMX Resources, Inc. common stock	2,317	1,488	—	—	—	—
Myriant Corporation common stock and warrants	468	880	468	770	468	468
Pallas Contour Mining, LLC units	—	500	—	—	—	—
Resaca Exploitation, Inc. common stock and warrants	3,485	220	3,485	1,463	3,235	2,153
Spirit Resources, LLC warrants	25	520	25	25	—	—
Tammany Oil & Gas, LLC warrants (sold 11/26/12)	—	—	5	1,000	20	20
TierraMar Energy, LP preferred units (sold 3/16/11)	—	—	—	—	16,711	900
Total non-income producing investments	6,540	4,767	5,707	7,095	42,691	15,248
Total non-accruing and non-income producing investments	$10,852	$4,810	$30,480	$7,595	$66,523	$35,518

Although LIBOR rates remained low in 2012, as in 2011, they had minimal effect on our targeted investment income because of LIBOR floors established for new clients and certain other existing clients beginning in 2008. Additionally, the continued downward pressure on U.S. Treasury Bill interest rates during 2012 and 2011 reduced interest from cash and cash equivalents.

At December 31, 2012, the weighted average yield on portfolio investments, exclusive of capital gains, was 10.0%, compared to 11.6% at December 31, 2011 and 10.4% at December 31, 2010. The decrease in weighted average yield in 2012 compared to 2011 is primarily a function of improved credit quality in the portfolio with lower risk, as evidenced by the new investments in Castex 2005, Midstates and EP Energy, and the restructured debt securities with HEH and Contour. The improvement in yield in 2011 compared to 2010 is primarily attributable to the reduction in non-accruing investments, as reflected in the table above, and a generally more favorable mix of investments in our portfolio. We compute yields on investments using interest rates as of the balance sheet date and include amortization of original issue discount, or OID, and market premium or discount, royalty interest income, net profits income and other similar investment income, weighted by their respective costs when averaged. We compute the yield on income from derivatives using estimated derivative income, net of expired options costs. These yields do not include income from any investments on non-accrual status, but do include the cost basis of such investments in the denominator. Such weighted average yields are not necessarily indicative of expected total returns on a portfolio.

Operating Expenses

The table below summarizes the components of our operating expenses (in thousands):

	For the years ended December 31,
	2012	2011	2010
Interest expense and bank fees	$2,018	$1,473	$1,261
Management and incentive fees	4,580	5,422	5,548
Professional fees, insurance expenses and other G&A	4,962	5,139	5,282
Total operating expenses	$11,560	$12,034	$12,091

For the year ended December 31, 2012, total operating expenses were $11.6 million, decreasing $0.4 million, or 3%, compared to the year ended December 31, 2011. Operating expenses for 2011 of $12.0 million decreased less than 1% compared to 2010. Interest expense and fees on our credit facilities increased $0.5 million to $2.0 million in 2012 compared to $1.5 million in 2011 and $1.3 million in 2010, due to increased average borrowing levels. Management and incentive fees for 2012 were $4.6 million, decreasing $0.8 million in 2012 compared to 2011, primarily as a result of lower base management fees in 2012 and the incurrence of $0.3 million of investment income incentive fees in 2011. Management and incentive fees were $0.1 million lower in 2011 at $5.4 million, compared to $5.5 million in 2010, primarily as a result of investment income incentive fees totaling $0.3 million earned in the second and third quarters of 2011, offset by lower base management fees due to lower average total asset balances. Professional fees, insurance expense and other general and administrative expenses decreased 3% to $5.0 million for 2012, compared to $5.1 million in 2011 and $5.3 million in 2010.

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

Net Investment Income

For the year ended December 31, 2012, net investment income was $11.8 million compared to $15.8 million for 2011. The $4.0 million, or 26%, decrease was primarily attributable to the $4.5 million decrease in investment income, partially offset by the $0.4 million decrease in operating expenses, both of which are described above.

For the year ended December 31, 2011, net investment income was $15.8 million compared to $11.4 million for 2010. The 38%, or $4.4 million, increase was primarily attributable to the $4.3 million increase in investment income which, in turn, was largely due to the recognition of $4.5 million of previously unrecognized PIK interest on Tranche B of Alden’s Term Loan.

Net Realized Losses

For the year ended December 31, 2012, net realized capital losses were $17.8 million, resulting primarily from realized losses on the write-off of our investments in Bionol Clearfield, LLC, or Bionol, and BioEnergy Holding, LLC, or BioEnergy, totaling $22.2 million after tax, partially offset by realized gains of $2.8 million on the sale of our Tammany overriding royalty interest and warrants, a net gain of $1.3 million on the sale of our EP Energy Senior Notes and net gains on remaining sales and settlements of $0.3 million.

For the year ended December 31, 2011, net realized capital losses were $30.6 million, resulting primarily from the sale of our investments in Alden and Gatliff Services, LLC, or Gatliff, $3.9 million; DeanLake Operator, LLC, or DeanLake, $13.9 million; TierraMar Energy, LP, or TierraMar, $15.2 million; and Pioneer Natural Resources Co., $1.1 million; partially offset by realized gains from the sales of the overriding royalty interest associated with Greenleaf Investments, LLC, $1.0 million; a portion of our investment in GMX, $0.5 million; and the after pay-out overriding royalty interest and 50% of our warrants in Tammany of $2.0 million.

For the year ended December 31, 2010, we realized net capital losses of $33.3 million on the sale of our investment in Formidable, LLC.

Unrealized Appreciation or Depreciation on Investments

For the year ended December 31, 2012, net unrealized appreciation was $23.4 million, primarily due to the reversal of prior year unrealized depreciation, due to realization, on our investments in BioEnergy and Bionol of $21.8 million, increases in the estimated fair value of our debt investments in HEH of $3.7 million and EP Energy of $1.3 million, and increases in the estimated fair value of our equity investments in Castex Energy Development Fund, LP, or Castex EDF, and Castex 2005 of $2.0 million, partially offset by the reversal of prior period unrealized appreciation, due to realization, associated with our investments in Tammany overriding royalty interests and warrants of $1.9 million and a decrease in the estimated fair value of our investment in Globe BG, LLC royalty earn-out of $3.0 million. Net decreases in the estimated fair value of our remaining investments totaled $0.5 million in 2012.

For the year ended December 31, 2011, net unrealized depreciation was $5.1 million, primarily due to decreases in the estimated fair value of our investments in BioEnergy and Bionol of $21.5 million, Black Pool of $3.7 million, GMX of $3.4 million and the reversal, due to realizations, of prior period unrealized net appreciation associated with our investments in Alden of $4.4 million, partially offset by the reversal of prior period unrealized depreciation associated with our investments in DeanLake of $10.7 million and TierraMar of $15.7 million which were exited in 2011. Net increases in the estimated fair value of our remaining investments totaled $1.5 million in 2011.

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

Net Increase or Decrease in Net Assets Resulting from Operations

For the year ended December 31, 2012, we recorded a net increase in net assets resulting from operations of $17.4 million, or $0.81 per share, compared to a net decrease in net assets resulting from operations of $19.9 million, or $0.92 per share, for the year ended December 31, 2011. The $37.2 million, or $1.73 per share, net change between the two periods was primarily attributable to the $41.3 million decrease in net realized and unrealized losses on our investments, partially offset by a $4.0 million decrease in net investment income in 2012.

For the year ended December 31, 2011, we recorded a net decrease in net assets resulting from operations of $19.9 million, or $0.92 per share, compared to a net increase in net assets of $10.5 million, or $0.49 per share, for the year ended December 31, 2010. The $30.4 million, or $1.41 per share, net change between the two periods was primarily attributable to the $34.7 million increase in net realized and unrealized losses on our investments in 2011, partially offset by a $4.4 million increase in net investment income in 2011.

Financial Condition, Liquidity and Capital Resources

During the year ended December 31, 2012, we generated cash from operations of $8.0 million, excluding net purchases of investments, compared to $8.7 million in 2011 and $14.2 million in 2010. The slightly lower amounts of cash generated from operations in 2012 are primarily attributable to net collections of interest and income tax refunds receivable in 2011, partially offset by higher cash investment income in 2012.

Our net cash used in operating activities for the year ended December 31, 2012 was $96.5 million, compared to $53.7 million of net cash provided by operating activities in 2011 and $7.6 million of net cash used in operating activities in 2010. This decrease in net cash provided by operations in 2012 was primarily due to higher net purchases of investments in portfolio securities in 2012. Purchases of portfolio securities totaled $125.2 million during 2012, compared to $106.6 million in 2011 and $64.2 million in 2010. Purchases in 2012 included the Castex 2005 Preferred Units of $50.0 million, EP Energy Senior Notes of $25.0 million, an additional investment in ATP of $25.0 million, the Midstates Notes of $14.0 million, the STP Term Loan of $10.0 million and additional investments in existing portfolio companies totaling $1.2 million. Purchases in 2011 included a $10.0 million Term Loan to Resaca Exploitation, Inc., or Resaca, an additional investment in ATP of $40.0 million, the Spirit Term Loan of $12.0 million, the $27.0 million Term Loan to Castex EDF, and other purchases totaling $17.6 million. Purchases in 2010 included Gatliff membership units, $12.8 million; Gatliff senior note, $11.7 million; Contour, $15.1 million; Crestwood, $8.8 million and other purchases totaling $15.8 million. The increase in new investment activity in 2012 and 2011 is primarily a result of generally more favorable conditions and outlook in the U.S. oil and gas industry, providing more opportunities for us to invest on reasonable terms given the level of risk assumed. Proceeds from the redemption of investments decreased $84.9 million in 2012 to $66.6 million, compared to $151.5 million in 2011 and $42.4 million in 2010. Redemptions in 2012 included ATP, $16.4 million; EP Energy, $16.3 million; Tammany, $13.0 million; Crestwood, $8.3 million and other redemptions totaling $12.6 million. Redemptions in 2011 included Resaca, $10.0 million; Pioneer Natural Resources Co., $10.4 million; Greenleaf Investments LLC, $9.6 million; ATP, $18.1 million; Tammany, $15.5 million; Alden, $55.6 million; Gatliff, $15.6 million and other redemptions totaling $16.7 million. Redemptions in 2010 included Alden, $9.5 million; Gatliff membership units, $11.7 million; ATP, $8.4 million and other redemptions totaling $12.8 million. During 2012, we also purchased $102.2 million and redeemed $56.2 million in U.S. Treasury Bills with borrowings under our Treasury Facility, compared to $30.6 million in U.S. Treasury Bills purchased and redeemed during 2011.

At December 31, 2012, we had cash and cash equivalents totaling $47.7 million. At December 31, 2012, the amount outstanding under our $72.0 million Amended and Restated Revolving Credit Agreement, or the Investment Facility, was $59.5 million and an additional $12.4 million was available for borrowing. At December 31, 2012, the amount outstanding under our $45.0 million Treasury Secured Revolving Credit Agreement, or the Treasury Facility, was $45.0 million and there was no additional amount available for borrowing.

During the year ended December 31, 2012, we paid cash dividends totaling $12.7 million, or $0.59 per share, to our common stockholders compared to $15.6 million, or $0.72 per share during 2011 and $14.7 million, or $0.68 per share, during 2010. We currently intend to continue to distribute, in the form of quarterly dividends, a minimum of 90% of our annual investment company taxable income to our stockholders.

On October 31, 2011, our Board of Directors approved a stock repurchase plan, pursuant to which we may, from time to time, repurchase up to $10.0 million of our common stock in the open market at prices not to exceed net asset value during our open trading periods. Our Board of Directors authorized this plan, because it believes that general market trading activity may cause our common stock to be undervalued from time to time. The repurchase program does not obligate us to purchase any shares and may be discontinued at any time. During 2012, we repurchased an aggregate of 608,125 shares of our common stock in the open market at an average price of $6.89 per share, totaling $4.2 million, in accordance with the approved stock repurchase plan. Under the terms of the stock repurchase plan, we have remaining authorization to repurchase up to an additional $5.8 million of common stock. Any future share repurchases will be made in accordance with applicable securities laws and regulations that set certain restrictions on the method, timing, price and volume of stock repurchases.

As of December 31, 2012, we had investments in or commitments to fund loan facilities to fourteen portfolio companies totaling $222.8 million, of which $219.9 million was drawn. We expect to fund our investments and our operations in 2013 from available cash, repayments or realizations of existing investments and from borrowings under our credit facilities. In the future, we may also fund a portion of our investments with issuances of equity or senior debt securities. We expect our primary use of funds to be investments in portfolio companies, cash distributions to holders of our common stock and payment of fees and other operating expenses.

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

In 2011, we acquired an additional limited term royalty interest from ATP and in December 2011 we purchased a series of oil put options, expiring in July 2012 through September 2013, to provide insurance against downside price movements. See Note 11 of Notes to Consolidated Financial Statements included elsewhere herein for further description of our put options.

Credit Facilities and Borrowings

On December 6, 2011, we entered into the Investment Facility. The total amount outstanding under the Investment Facility was $59.5 million and $50.0 million as of December 31, 2012 and 2011, respectively. Substantially all of our assets except our investments in U.S. Treasury Bills are collateral for the obligations under the Investment Facility. The Investment Facility matures on August 31, 2014, and bears interest, at our option, at either (i) LIBOR plus 325 to 475 basis points, or (ii) the base rate plus 225 to 375 basis points, both based on our amounts outstanding. As of December 31, 2012, the weighted average interest rate on our outstanding balance of $59.5 million was 5.16%. We repaid the entire $59.5 million balance in January 2013. As of December 31, 2012, we had a letter of credit outstanding of $0.1 million, and $12.4 million was available for borrowing under the Investment Facility.

On March 31, 2011, we entered into the Treasury Facility, which can only be used to purchase U.S. Treasury Bills. Proceeds from the Treasury Facility facilitate the growth of our investment portfolio and provide flexibility in the sizing of our portfolio investments. On September 25, 2012, we entered into a second amendment to the Treasury Facility which increased the aggregate commitment amount from $30.0 million to $45.0 million. As amended, the Treasury Facility matures on September 25, 2013 and bears interest, at our option, at either (i) LIBOR plus 100 basis points or (ii) the base rate. We have the right at any time to prepay the loans, in whole or in part, without premium or penalty. As of December 31, 2012, we had $45.0 million outstanding and no additional amount available for borrowing under the Treasury Facility, and the interest rate on our outstanding balance was 1.26% (LIBOR plus 100 basis points).

The Investment Facility and Treasury Facility contain affirmative and reporting covenants and certain financial ratio and restrictive covenants that apply to our subsidiaries and us. We complied with these covenants throughout 2012 and had no events of default under either facility. The most restrictive covenants are:

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

Dividends

We have elected to operate our business to be taxed as a RIC for federal income tax purposes. As a RIC, we generally are not required to pay corporate-level federal income taxes on any ordinary income or capital gains that we distribute to our stockholders as dividends. To maintain our RIC status, we must meet specific source-of-income and asset diversification requirements and distribute annually an amount equal to at least 90% of our “investment company taxable income” (which generally consists of ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, reduced by deductible expenses) and net tax-exempt interest. In order to avoid certain excise taxes imposed on RICs, we must distribute during each calendar year an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our capital gain net income (i.e., realized capital gains in excess of realized capital losses) for the one-year period ending on October 31 of that calendar year, and (3) 100% of any ordinary income or capital gain net income not distributed in prior years. We currently intend to make sufficient distributions to satisfy the annual distribution requirement and to avoid the excise taxes.

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

The automatic reinvestment of dividends and distributions will not relieve a participant of any income tax liability associated with such dividend or distribution. A U.S. stockholder participating in the DRIP will be treated for U.S. federal income tax purposes as having received a dividend or distribution in an equal amount to the cash that the participant could have received instead of shares. The tax basis of such shares will equal the amount of such cash. A participant will not realize any taxable income upon receipt of a certificate for whole shares credited to the participant’s account whether upon the participant’s request for a specified number of shares or upon termination of enrollment in the DRIP. Each participant will receive each year a Form 1099-DIV, prepared by our stock transfer agent, with respect to the U.S. federal income tax status of all dividends and distributions during the previous year.

A copy of our dividend reinvestment plan is available on our corporate website, www.ngpcrc.com, in the investor relations section.

As of January 7, 2013, the date of our most recent dividend payment, holders of 1,464,827 shares, or approximately 6.9% of outstanding shares, were participants in the DRIP. During 2012, we declared dividends totaling $0.57 per common share.

Portfolio Credit Quality

Most of our portfolio investments at December 31, 2012, are in negotiated, and often illiquid, securities of energy-related businesses. We maintain a system to evaluate the credit quality of these investments. While incorporating quantitative analysis, this system is a qualitative assessment. This system is intended to reflect the overall, long-term performance of a portfolio company’s business, the collateral coverage of an investment, and other relevant factors. Our rating scale ranges from 1 to 7, with 1 being the highest credit quality. As of December 31, 2012 and 2011, our average portfolio rating on a dollar-weighted fair market value basis was 4.1. Of the 19 rated investments in 14 portfolio companies as of December 31, 2012, compared to December 31, 2011, 1 improved in rating, 3 declined in rating, 10 retained the same rating and 5 investments were added during 2012. As of December 31, 2012, on a fair value basis, approximately 30% of our portfolio investments were in the form of senior secured debt securities. As of December 31, 2012, we had one investment on non-accrual status with an aggregate cost and fair value of $4.3 million and less than $0.1 million, respectively. Our portfolio investments at fair value were approximately 98% and 84% of the related cost basis as of December 31, 2012 and 2011, respectively.

For the year ended December 31, 2012, the decrease in net unrealized depreciation was $23.4 million, primarily due to the reversal of prior year unrealized depreciation, due to realization, on our investments in BioEnergy and Bionol of $21.8 million, increases in the estimated fair values of our debt investments in HEH of $3.7 million and EP Energy of $1.3 million, and increases in the estimated fair value of our equity investments in Castex EDF and Castex 2005 of $2.0 million, partially offset by the reversal of prior period unrealized appreciation, due to realization, associated with our investments in Tammany overriding royalty interests and warrants of $1.9 million and a decrease in the estimated fair value of our investment in Globe BG, LLC royalty earn-out of $3.0 million. Net decreases in the estimated fair value of our remaining investments totaled $0.5 million in 2012.

Critical Accounting Policies

Valuation of Investments

The 1940 Act requires the separate identification of investments according to the percentage ownership in a portfolio company’s outstanding voting securities. The percentages and categories are as follows:

•	Control investments — majority owned — we own 50% or more of a portfolio company’s outstanding voting securities
•	Control investments — we own more than 25% but less than 50% of a portfolio company’s outstanding voting securities
•	Affiliate investments — we own 5% or more but not more than 25% of a portfolio company’s outstanding voting securities
•	Non-affiliate investments — we own less than 5% of a portfolio company’s outstanding voting securities

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

Debt Securities and Limited-Term Royalties:  In estimating the fair value of our debt investments, we first assess the overall financial health of the portfolio company through an evaluation of a number of factors, including, as relevant, historical and projected financial results, the portfolio company's enterprise value, and the nature and realizable value of any collateral. In estimating the portfolio company’s enterprise value, we analyze the discounted value of estimated future net cash flows of the portfolio company, derived, when appropriate, from third party valuations of a portfolio company’s assets, such as engineering reserve reports of oil and natural gas properties. We also use a market approach in estimating the portfolio company’s estimated enterprise value, considering recent comparable transactions involving similar businesses or assets. We also may consider the markets in which the portfolio company operates; comparison to a peer group of publicly traded securities; the size and scope of the portfolio company and its specific strengths and weaknesses; recent purchases or sales of securities by the portfolio company; recent offers to purchase the portfolio company; the estimated value of comparable securities; and other relevant factors. Based upon these analyses, we assess the sources of cash flow available to the portfolio company to service its debt and the underlying credit risk, and determine an appropriate yield, or discount rate, to apply to our anticipated cash flows to be collected from each debt investment, recognizing that the collection of contractual cash flows may come from one or a combination of cash flows generated from continuing operations of the portfolio company, liquidation of collateral or sale of the portfolio company. The appropriateness of the yield on our investments is directly relative to our judgment of the associated risks, using observable yield or price data for similar or comparable debt investments when available. Fair value measurements using the discounted cash flow method can be sensitive to significant changes in the inputs. A significant increase (decrease) in the discount rate for a particular security may result in a lower (higher) value for that security.

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

Contingent Earn-Out:  Our contingent earn-out investment resulted from the sale of our investment in Alden Resources, LLC to Globe BG, LLC, or Globe, in July 2011. The amount of the payment, up to $6.8 million, is based on a formula involving the number of clean tons produced multiplied by the difference between the company’s cost of production in 2010 and the cost of production during the optimal consecutive 12-month period during the 3-year period ending July 2014. We based our valuation of the earn-out on a weighted average of the discounted value of the earn-out payment computed under twenty scenarios with various production and production cost assumptions. A significant increase (decrease) in production, a significant decrease (increase) in cost of production, or a significant decrease (increase) in the discount rate may result in a higher (lower) value of the earn-out. During 2012, we received historical data from Globe that revised our outlook for production and costs during the earn-out period, thus reducing the estimated fair value.

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

Payment-in-Kind Interest and Dividends

We may have investments in our portfolio that contain payment-in-kind, or PIK, provisions. We compute PIK interest income or PIK dividend income at the contractual rate specified in each investment agreement and add that amount to the principal balance of the investment. For investments with PIK interest income or PIK dividends, we calculate our income accruals on the principal balance plus any PIK amounts. If the portfolio company’s projected cash flows, further supported by total enterprise value, are not sufficient to cover the contractual principal and interest or dividend amounts, as applicable, we do not accrue interest income or dividend income on the investment. To maintain our RIC status, we must pay out this non-cash source of income to stockholders in the form of dividends, even though we have not yet collected the cash. We recorded net PIK interest income of $2.6 million, $7.2 million and $4.5 million in 2012, 2011 and 2010, respectively. We did not record any PIK dividend income in 2012, 2011 or 2010.

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

Contractual Obligations and Off-Balance Sheet Arrangements

The following table summarizes our contractual payment obligations at December 31, 2012 (in thousands):

Revolving credit facilities(1):	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Investment Facility	$59,500	$—	$59,500	$—	$—
Treasury Facility	45,000	45,000	—	—	—
Total	$104,500	$45,000	$59,500	$—	$—

(1)	Excludes accrued interest amounts.

We have certain unused commitments to extend credit to our portfolio companies. Generally, these commitments have fixed expiration dates, and we do not expect to fund the entire amounts before they expire. Therefore, these commitment amounts do not necessarily represent future cash requirements. In February 2010, we arranged for a letter of credit issued under the Investment Facility with respect to our investment in one of our portfolio companies. As of December 31, 2012, the letter of credit balance was $0.1 million and it expired on February 23, 2013. We do not report the unused portions of these commitments on our Consolidated Balance Sheets. The following table shows our unused credit commitments and letter of credit as of December 31, 2012 and 2011 (in thousands):

	As of December 31,
	2012	2011
Unused credit commitments	$2,892	$5,379
Letter of credit	137	2,852

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

Historically, we have concentrated our investments in the securities of companies that operate in the energy industry. This industry is replete with risks that may affect individual companies or may systemically affect virtually our entire investment portfolio. The revenues, income (or losses), cash flow available for debt service or distribution, and valuations of energy companies can be significantly impacted by any one or more of the following factors: commodity pricing risk, operational risk, weather risk, depletion and exploration risk, production risk, demand risk, competition risk, valuation risk, financing risk and regulatory risk. Elaboration of these risks is provided in “Item 1A. Risk Factors.” Through our credit risk management process, we endeavor to mitigate and manage these risks as they relate to individual portfolio companies and, by extension, to our entire portfolio of investments. However, we cannot be assured that our Manager’s efforts to mitigate and manage credit risk and the risks associated with the energy industry will successfully insulate us from any and all losses, either at the level of individual portfolio companies or, more broadly, for our entire investment portfolio.

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

We use a combination of long-term and short-term borrowings to supplement our equity capital to finance our investing activities. We expect to use our Investment Facility as a means to bridge to long-term financing. These borrowings rank senior in our capital structure to interests of our stockholders and, thus, have a senior claim on earnings and cash flows generated by our investment portfolio. To the extent that we are able to invest borrowed money at rates in excess of the cost of that money, we will generate greater returns on our equity capital than would have been the case without leverage. However, if we have losses in our investment portfolio, we must first service or repay the borrowings. This would potentially subject our stockholders to the risk of greater loss than would have been the case without leverage. Elaboration of the risks associated with the issue of senior securities is provided in “Item 1A. Risk Factors.”

Another facet of utilizing borrowed money to make investments is that our net investment income is dependent upon the difference, or spread, between the rate at which we borrow funds and the interest rate or effective yield at which we invest those funds. For example, a hypothetical 1% increase in the interest rate under our Investment Facility, when fully drawn, would result in a $0.7 million increase in our interest expense. We generally mitigate the risk of asymmetric movements in the cost of borrowing versus investment return by following a practice of funding floating rate investments with equity capital or floating rate debt. As of December 31, 2012, excluding investments in U.S. Treasury Bills, approximately 67% of our portfolio investments at fair value in our portfolio were at fixed rates, while approximately 33% were at variable rates. In addition, we may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act.

In June 2011, we acquired an additional limited term royalty interest from ATP and on December 29, 2011, we purchased a series of oil put options to provide insurance against downside price movements. These commodity derivative instruments covered 15 months beginning in July 2012 and expiring in September 2013.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
of NGP Capital Resources Company

We have audited the accompanying consolidated balance sheet of NGP Capital Resources Company, including the consolidated schedule of investments, as of December 31, 2012, and the related consolidated statements of operations, changes in net assets, cash flows, and financial highlights for the year ended December 31, 2012. Our audit also included the financial statement schedule listed in the Index at Item 15(a), Schedule 12 – 14 Schedule of Investments In and Advances to Affiliates. These financial statements, financial highlights, and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements, financial highlights, and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and financial highlights. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of December 31, 2012 by correspondence with the custodian and brokers or by other appropriate auditing procedures where replies from brokers were not received. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the consolidated financial position of NGP Capital Resources Company at December 31, 2012, and the consolidated results of its operations, changes in net assets, and its cash flows for the year in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), NGP Capital Resources Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas
March 11, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
of NGP Capital Resources Company

We have audited NGP Capital Resources Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). NGP Capital Resources Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, NGP Capital Resources Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of NGP Capital Resources Company, including the consolidated schedule of investments, as of December 31, 2012 and the related consolidated statements of operations, changes in net assets, cash flows, and financial highlights for the year ended December 31, 2012, and our report dated March 11, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas
March 11, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
NGP Capital Resources Company:

In our opinion, the consolidated balance sheet, including the consolidated schedule of investments as of December 31, 2011 and the related consolidated statements of operations, of changes in net assets and of cash flows for each of the two years in the period ended December 31, 2011 present fairly, in all material respects, the financial position of NGP Capital Resources Company and its subsidiaries at December 31, 2011, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule as of December 31, 2011 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Houston, Texas
March 9, 2012

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Amounts)

	December 31, 2012	December 31, 2011
Assets
Investments in portfolio securities at fair value Control investments – majority owned (cost: $8,140 and $0, respectively)	$8,608	$150
Affiliate investments (cost: $16,280 and $36,778, respectively)	13,153	13,498
Non-affiliate investments (cost: $193,332 and $135,824, respectively)	191,853	131,409
Total portfolio investments	213,614	145,057
Investments in U.S. Treasury Bills at fair value (cost: $45,996 and $0, respectively)	45,996	—
Total investments	259,610	145,057
Cash and cash equivalents	47,655	106,570
Accounts receivable and other current assets	732	1,442
Interest receivable	1,876	792
Prepaid assets	2,449	2,720
Total current assets	52,712	111,524
Total assets	$312,322	$256,581
Liabilities and net assets
Current liabilities
Accounts payable and accrued expenses	$1,372	$739
Management and incentive fees payable	1,305	1,190
Payables for investment securities purchased	—	417
Dividends payable	3,363	3,893
Income taxes payable	515	66
Short-term debt	45,000	—
Total current liabilities	51,555	6,305
Deferred tax liabilities	1	10
Long-term debt	59,500	50,000
Total liabilities	111,056	56,315
Commitments and contingencies (Note 7)
Net assets
Common stock, $.001 par value, 250,000,000 shares authorized; 21,020,077 and 21,628,202, shares issued and outstanding	21	22
Paid-in capital in excess of par	251,088	255,486
Undistributed net investment income (loss)	(1,672)	(518)
Undistributed net realized capital gain (loss)	(47,148)	(30,286)
Net unrealized appreciation (depreciation) on investments	(1,023)	(24,438)
Total net assets	201,266	200,266
Total liabilities and net assets	$312,322	$256,581
Net asset value per share	$9.57	$9.26

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)

	For The Year Ended December 31,
	2012	2011	2010
Investment income
Interest income:
Control investments – majority owned	$—	$8,605	$4,180
Affiliate investments	1,728	1,325	3,674
Non-affiliate investments	18,638	15,587	13,153
Dividend income:
Non-affiliate investments	1,917	—	—
Royalty income (loss), net of amortization:
Control investments – majority owned	—	1,195	1,792
Non-affiliate investments	523	1,031	(845)
Other income	563	160	1,631
Total investment income	23,369	27,903	23,585
Operating expenses
Interest expense and bank fees	2,018	1,473	1,261
Management and incentive fees	4,580	5,422	5,548
Professional fees	1,098	1,065	878
Insurance expense	721	728	741
Other general and administrative expenses	3,143	3,346	3,663
Total operating expenses	11,560	12,034	12,091
Income tax provision (benefit), net	46	60	54
Net investment income	11,763	15,809	11,440
Net realized capital gain (loss) on investments
Control investments – majority owned	(143)	(32,978)	(33,298)
Affiliate investments	(21,758)	—	—
Non-affiliate investments	4,535	2,364	22
Benefit (provision) for taxes on realized gain (loss)	(461)	—	—
Total net realized capital gain (loss) on investments	(17,827)	(30,614)	(33,276)
Net unrealized appreciation (depreciation) on investments
Control investments – majority owned	350	18,680	27,611
Affiliate investments	20,604	(22,197)	(1,934)
Non-affiliate investments	2,452	(1,588)	5,500
Benefit (provision) for taxes on unrealized appreciation (depreciation) on investments	9	22	1,133
Total net unrealized appreciation (depreciation) on investments	23,415	(5,083)	32,310
Net increase (decrease) in net assets resulting from operations	$17,351	$(19,888)	$10,474
Net increase (decrease) in net assets resulting from operations per common share	$0.81	$(0.92)	$0.49
Dividends declared per common share	$0.57	$0.72	$0.69
Weighted average shares outstanding – basic and diluted	21,429	21,628	21,628

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
(In Thousands)

	Common Stock		Paid-in Capital in Excess of Par	Undistributed Net Investment Income (Loss)	Undistributed Net Realized Capital Gain (Loss)	Net Unrealized Appreciation (Depreciation) on Investments	Total Net Assets
	Shares	Amount
Balance at December 31, 2009	21,628	$22	$296,763	$(4,945)	$—	$(51,665)	$240,175
Net increase (decrease) in net assets resulting from operations	—	—	(1,079)	12,022	(32,779)	32,310	10,474
Dividends declared	—	—	—	(14,923)	—	—	(14,923)
Balance at December 31, 2010	21,628	22	295,684	(7,846)	(32,779)	(19,355)	235,726
Net increase (decrease) in net assets resulting from operations	—	—	(40,198)	22,900	2,493	(5,083)	(19,888)
Dividends declared	—	—	—	(15,572)	—	—	(15,572)
Balance at December 31, 2011	21,628	22	255,486	(518)	(30,286)	(24,438)	200,266
Net increase (decrease) in net assets resulting from operations	—	—	(206)	11,004	(16,862)	23,415	17,351
Acquisition of common stock under repurchase plan	(608)	(1)	(4,192)	—	—	—	(4,193)
Dividends declared	—	—	—	(12,158)	—	—	(12,158)
Balance at December 31, 2012	21,020	$21	$251,088	$(1,672)	$(47,148)	$(1,023)	$201,266

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	For The Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$17,351	$(19,888)	$10,474
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Payment-in-kind interest	(2,571)	(7,230)	(4,547)
Net amortization of premiums, discounts and fees	(1,362)	(2,437)	8,276
Net realized capital (gain) loss on investments	17,366	30,614	33,276
Net unrealized (appreciation) depreciation on investments	(23,406)	5,105	(31,177)
Net deferred income tax provision (benefit)	(9)	(8)	(5)
Effects of changes in operating assets and liabilities:
Accounts receivable and other current assets	710	1,654	(980)
Interest receivable	(1,084)	1,444	(995)
Prepaid assets	271	(983)	465
Payables and accrued expenses	780	460	(625)
Purchase of investments in portfolio securities	(125,204)	(106,558)	(64,168)
Proceeds from redemption of investments in portfolio securities	66,620	151,512	42,382
Purchase of investments in U.S. Treasury Bills	(102,198)	(30,601)	—
Proceeds from redemption of investments in U.S. Treasury Bills	56,202	30,601	—
Net cash provided by (used in) operating activities	(96,534)	53,685	(7,624)
Cash flows from financing activities
Borrowings under revolving credit facilities	201,313	160,000	224,905
Repayments on revolving credit facilities	(146,813)	(160,000)	(242,405)
Acquisition of common stock under repurchase plan	(4,193)	—	—
Dividends paid	(12,688)	(15,572)	(14,707)
Net cash provided by (used in) financing activities	37,619	(15,572)	(32,207)
Net increase (decrease) in cash and cash equivalents	(58,915)	38,113	(39,831)
Cash and cash equivalents, beginning of period	106,570	68,457	108,288
Cash and cash equivalents, end of period	$47,655	$106,570	$68,457
Supplemental Disclosures:
Cash paid for interest	$795	$442	$412
Cash paid for taxes	67	51	67

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2012
(In Thousands, Except Share Amounts and Percentages)

Portfolio Company	Industry Segment	Investment(1)	Principal	Cost	Fair Value(2)
PORTFOLIO INVESTMENTS
Control Investments – Majority Owned (50% or more owned)
Pallas Contour Mining, LLC	Coal Mining	Senior Secured Term Loan (12%, due 10/14/2015)	$8,108	$8,140	$8,108
		800 Membership Units representing 80% of the common equity		—	500
Rubicon Energy Partners, LLC(10)	Oil & Natural Gas Production and Development	4,000 LLC Units - 50% ownership of the assets		—	—
Subtotal Control Investments – Majority Owned (50% or more owned)				$8,140	$8,608
Affiliate Investments – (5% to 25% owned)
Resaca Exploitation Inc.	Oil & Natural Gas Production and Development	Senior Unsecured Term Loan (9.5% cash, 12% PIK or 14% default, due 12/31/2014)(15)	$12,933	$12,795	$12,933
		Common Stock (1,360,972 shares) – representing 6.56% of the outstanding common stock(3)(8)		3,235	210
		Warrants(11)		250	10
Subtotal Affiliate Investments – (5% to 25% owned)				$16,280	$13,153
Non-affiliate Investments – (Less than 5% owned)
ATP Oil & Gas Corporation	Oil & Natural Gas Production and Development	Limited Term Royalty Interest (Notional rate of 13.2%)(5)		$36,614	$37,026
BP Corporation North America, Inc.	Oil & Natural Gas Production and Development	Put options to sell up to 83,048 Bbls of crude oil at a strike price of $65.00 per Bbl. 9 monthly contracts expiring through September 30, 2013(3)(5)		245	9
Castex Energy Development Fund, LP	Oil & Natural Gas Production and Development	Senior Secured Term Loan (The greater of 11.5% or LIBOR + 10.5%, due 12/31/2014)	$27,500	27,141	27,500
		Class B LP Units – 5%(14)		0	910
Castex 2005 LP	Oil & Natural Gas Production and Development	Redeemable Preferred LP Units (current pay 8% cash, due 7/1/2016)(16)	50,000	50,046	51,180
Chroma Exploration & Production, Inc.	Oil & Natural Gas Production and Development	12,301 Shares Series A Participating Convertible Preferred Stock(6)		2,222	—
		11,234 Shares Series AA Participating Convertible Preferred Stock(6)		2,090	43
		8.11 Shares Common Stock		—	—
EP Energy, LLC	Oil & Natural Gas Production and Development	Senior Unsecured Notes (9.375%, due 5/1/2020)(3)	10,000	10,000	11,338

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2012
(In Thousands, Except Share Amounts and Percentages)
(Continued)

Portfolio Company	Industry Segment	Investment(1)	Principal	Cost	Fair Value(2)
Non-affiliate Investments – (Less than 5% owned) — Continued
Globe BG, LLC	Coal Production	Contingent earn-out related to July 2011 sale of royalty interests in Alden Resources, LLC(13)		—	$240
GMX Resources, Inc.	Oil & Natural Gas Production and Development	Subordinated Notes (9%, due 3/2/2018)	$12,661	$9,452	7,407
		2,975,098 Shares Common Stock(4)		2,317	1,488
Huff Energy Holdings, Inc.	Oil & Natural Gas Production and Development	Senior Secured Term Loan (The greater of 11% or LIBOR + 7%, due 4/15/2013)(9)	15,100	15,100	15,100
Midstates Petroleum Company, Inc.	Oil & Natural Gas Production and Development	Senior Subordinated Notes (10.75%, due 10/1/2020)(3)	14,000	14,435	14,875
Myriant Corporation	Alternative Fuels and Specialty Chemicals	131,741 shares of common stock, representing 0.56% of the outstanding common shares		419	770
		Warrants(7)		49	110
Southern Pacific Resource Corp.	Oil & Natural Gas Production and Development	Second Lien Term Loan (The greater of 10.5% or LIBOR + 8.5% or the greater of 10.5% or Prime + 7.5%, due 1/07/2016)(5)	9,740	9,850	9,837
Spirit Resources, LLC	Oil & Natural Gas Production and Development	Senior Secured Term Loan (The greater of 12% or LIBOR + 8%, due 4/27/2015)	13,500	13,327	13,500
		Warrants(12)		25	520
Subtotal Non-affiliate Investments – (Less than 5% owned)				$193,332	$191,853
Subtotal Portfolio Investments (82.27% of total investments)				$217,752	$213,614
GOVERNMENT SECURITIES
U.S. Treasury Bills(4)			$46,000	$45,996	$45,996
Subtotal Government Securities (17.73% of total investments)				$45,996	$45,996
TOTAL INVESTMENTS				$263,748	$259,610

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2012
(Continued)

NOTES TO CONSOLIDATED SCHEDULE OF INVESTMENTS

(1)	All of our portfolio investments are collateral for obligations under our Investment Facility. Our investments in U.S. Treasury Bills are collateral for obligations under our Treasury Facility. See Note 3 of Notes to Consolidated Financial Statements. Percentages represent interest rates in effect at the end of the period and due dates represent the contractual maturity dates. Warrants, common stocks, units, commodity derivative instruments and earn-outs are non-income producing securities, unless otherwise stated.
(2)	Our Board of Directors determines, in good faith, the final estimates of fair value of our investments. Fair value estimates are determined using unobservable inputs (Level 3 hierarchy), unless otherwise stated.
(3)	Fair value estimate is determined using prices with observable market inputs (Level 2 hierarchy). See Note 10 of Notes to Consolidated Financial Statements.
(4)	Fair value is determined using prices for identical securities in active markets (Level 1 hierarchy). See Note 10 of Notes to Consolidated Financial Statements.
(5)	We have determined that this investment is not a “qualifying asset” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. We monitor the status of these assets on an ongoing basis.
(6)	Non-accrual status.
(7)	Myriant Corporation warrants expire on August 15, 2015 and provide us the right to purchase 32,680 shares of Myriant Corporation at a purchase price of $10.00 per share.
(8)	Resaca Exploitation, Inc., or Resaca, stock is listed on the Alternative Investment Market of the London Stock Exchange, denominated in British pounds and its reported fair value at December 31, 2012 has been converted to U.S. dollars.
(9)	The Black Pool Energy Partners, LLC, or Black Pool, Term Loan originally matured on October 24, 2011 without repayment. On September 21, 2012, we, Black Pool and Huff Energy Holdings, Inc., or HEH, executed an amendment (effective July 31, 2012) whereby HEH unconditionally assumed the Black Pool Term Loan and became the new borrower.
(10)	Assets of this portfolio company have been sold. The legal entity, in which we retain an equity interest, is in the process of dissolution.
(11)	Resaca warrants expire 10 business days following termination of the credit agreement and entitle us to purchase up to 2,420,000 shares of Resaca common stock at a purchase price of $1.92 per share.
(12)	Spirit Resources, LLC penny warrants expire five years after repayment of principal and interest and entitle us to acquire 33% of the Units of Membership Interest.
(13)	Contingent payment of up to $6.8 million is dependent upon Alden Resources, LLC’s ability to achieve certain sales volume and operating efficiency levels during the three year period ending July 2014.
(14)	Lenders were granted 10% (5% net to us) of the LP interest in Castex Energy Development Fund, or Castex EDF, via Class B LP units that will become effective at the earlier of maturity or a liquidity event in which the Castex EDF assets are sold.
(15)	In March 2012, Resaca received a default notice from the agent for its Senior Unsecured Term Loan, regarding the violation of two financial covenants. Beginning March 2, 2012, the applicable interest rate under this loan is 14% as long as the covenant violation persists.
(16)	Upon redemption, we will receive the outstanding face amount plus an option to elect to receive either: a) a cash payment resulting in a total 12% IRR (inclusive of the 8% cash distributions) or b) our pro rata share of 2% of the outstanding regular limited partner interests in Castex 2005 LP (0.67% net to us).

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2011
(In Thousands, Except Share Amounts and Percentages)

Portfolio Company	Energy Industry Segment	Investment(1)		Principal	Cost	Fair Value(2)
Control Investments-Majority Owned (50% or more owned)
BSR Holdings, LLC(11)	Oil & Natural Gas Production and Development	100% of membership interests of BSR Holdings, LLC			$—	$—
DeanLake Operator, LLC(11)	Oil & Natural Gas Production and Development	Class A membership interests – entitled to 100% of distribution of DeanLake Operator, LLC			—	150
Rubicon Energy Partners, LLC(11)	Oil & Natural Gas Production and Development	4,000 LLC Units - 50% ownership of the assets of Rubicon Energy Partners, LLC			—	—
Subtotal Control Investments – Majority Owned (50% or more owned)					$—	$150
Affiliate Investments – (5% to 25% owned)
BioEnergy Holding, LLC(6)	Alternative Fuels and Specialty Chemicals	Senior Secured Notes (15%, due 3/06/2015)(4)		$16,662	$15,511	$—
		BioEnergy Holding Units-11.1% of outstanding units of BioEnergy Holding, LLC			1,297	—
		Myriant Corporation – 0.55% of outstanding common shares of Myriant Corporation			419	706
		Myriant Corporation Warrants(8)			49	64
Bionol Clearfield, LLC(6)	Alternative Fuels and Specialty Chemicals	Senior Secured Tranche C 2nd Lien Term Loan (LIBOR + 7% cash, LIBOR + 9% default, due 9/06/2016)(4)		4,950	4,950	—
Resaca Exploitation Inc.	Oil & Natural Gas Production and Development	Senior Unsecured Term Loan (9.5% cash or 12% PIK, due 12/31/2014)(21)		11,265	11,067	11,265
		Common Stock (1,360,972 shares) – representing 6.56% of outstanding common stock of Resaca Exploitation Inc.(3)(9)			3,235	1,197
		Warrants	(13)		250	266
Subtotal Affiliate Investments – (5% to 25% owned)					$36,778	$13,498
Non-affiliate Investments – (Less than 5% owned)
Anadarko Petroleum Corporation 2007-III Drilling Fund	Oil & Natural Gas Production and Development	Net Profits Interest (12.375 % annual interest, due 4/23/2032)		$3,183	$3,200	$3,483
ATP Oil & Gas Corporation	Oil & Natural Gas Production and Development	Limited Term Royalty Interest (12.35% annual interest, 13% IRR to pay-out)(19)			28,443	28,443

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2011
(In Thousands, Except Share Amounts and Percentages)
(Continued)

Portfolio Company	Energy Industry Segment	Investment(1)	Principal	Cost	Fair Value(2)
Non-affiliate Investments – (Less than 5% owned) — Continued
BP Corporation North America, Inc.	Oil & Natural Gas Production and Development	Put options to sell up to 141,376 Bbls of crude oil at a strike price of $65.00 per Bbl. 15 monthly contracts beginning on July 1, 2012 and expiring on September 30, 2013(3)		$417	$417
Black Pool Energy Partners, LLC	Oil & Natural Gas Production and Development	Senior Secured Term Loan (The greater of 18% or LIBOR + 14% default, due 10/24/2011)(18)	$15,744	15,744	12,000
		3% Overriding Royalty Interest		8	100
		Warrants(10)		10	—
Castex Energy Development Fund, LLC	Oil & Natural Gas Production and Development	Senior Secured Term Loan (The greater of 11.5% or LIBOR + 10.5%, due 12/31/2014)	27,500	26,996	27,500
		Castex Class B Units – 5%(16)		—	—
Chroma Exploration & Production, Inc.	Oil & Natural Gas Production and Development	11,595 Shares Series A Participating Convertible Preferred Stock(4)		2,222	—
		10,589 Shares Series AA Participating Convertible Preferred Stock(4)		2,090	500
		8.11 Shares Common Stock		—	—
		Warrants(5)		—	—
Crestwood Holdings, LLC	Natural Gas Gathering and Processing	Senior Secured Term Loan (The greater of 10.5% or LIBOR + 8.5%, due 10/01/2016)	8,283	8,132	8,283
Globe BG, LLC	Coal Production	Contingent earn-out related to July 2011 sale of royalty interests in Alden Resources(15)	—	—	3,270
GMX Resources, Inc.(3)	Oil & Natural Gas Production and Development	Senior Convertible Notes (5%, due 2/1/2013)	12,661	11,332	8,103
Nighthawk Transport I, LP	Energy Services	LP Units(12)		—	—
		Warrants(12)		—	—
Pallas Contour Mining, LLC	Coal Mining	Senior Secured Term Loan (14%, due 10/14/2015)(20)	11,661	11,703	11,661
Powder River Acquisitions, LLC	Oil & Natural Gas Production and Development	Senior Secured Promissory Note (12% default, due 9/30/2011)(17)	3,241	3,241	3,241
Spirit Resources, LLC	Oil & Natural Gas Production and Development	Senior Secured Term Loan (The greater of 12% or LIBOR + 8%, due 4/27/2015)	12,250	12,018	12,250
		Warrants(14)		25	25

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2011
(In Thousands, Except Share Amounts and Percentages)
(Continued)

Portfolio Company	Energy Industry Segment	Investment(1)	Principal	Cost	Fair Value(2)
Non-affiliate Investments – (Less than 5% owned) — Continued
Tammany Oil & Gas, LLC	Oil & Natural Gas Production and Development	Senior Secured Term Loan (The greater of 13% or LIBOR + 8%, due 9/30/2012)	10,133	$10,125	$10,133
		3.33% Overriding Royalty Interest		113	1,000
		Warrants(7)		5	1,000
Subtotal Non-affiliate Investments – (Less than 5% owned)				$135,824	$131,409
TOTAL INVESTMENTS				$172,602	$145,057

NOTES TO CONSOLIDATED SCHEDULE OF INVESTMENTS

(1)	All of our targeted investments are collateral for obligations under our Investment Facility. See Note 4 of Notes to Consolidated Financial Statements. All investments are in entities with primary operations in the United States of America. Percentages represent interest rates in effect at the end of the period and due dates represent the contractual maturity dates. Warrants, common stocks, units, commodity derivative instruments and earn-outs are non-income producing securities, unless otherwise stated.
(2)	Our Board of Directors determines, in good faith, the final estimates of fair value of our investments. Fair value estimates are determined using unobservable inputs (Level 3 hierarchy), unless otherwise stated.
(3)	Fair value estimate is determined using prices with observable market inputs (Level 2 hierarchy). See Note 8 of the Notes to Consolidated Financial Statements.
(4)	Non-accrual status.
(5)	Chroma Exploration & Production, Inc. warrants expire on April 5, 2012 and provide us the right to purchase 2,462 shares of common stock at a purchase price of $75.00 per share.
(6)	BioEnergy Holding, LLC owns 100% of Bionol Clearfield, LLC. In July 2011, both entities filed for protection under Chapter 7 of the U.S. Bankruptcy Code.
(7)	Tammany Oil & Gas, LLC warrants expire five years after repayment of principal and interest and provide us the right to purchase approximately 5% of membership shares at the exercise price of approximately $17.61 per share.
(8)	Myriant Corporation warrants expire on August 15, 2015 and provide us the right to purchase 32,680 shares of Myriant Corporation at a purchase price of $10.00 per share.
(9)	Resaca Exploitation, Inc., or Resaca, stock trades in U.S. dollars on the Alternative Investment Market of the London Stock Exchange.
(10)	Black Pool warrants expire seven years after repayment of principal and interest and provide us the right to purchase approximately 25% of membership interest at the exercise price of $0.01 per unit.
(11)	Assets of this portfolio company have been sold. The legal entity, in which we retain an equity interest, is in the process of dissolution.

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
December 31, 2012

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
December 31, 2012

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

Valuation of Investments

The 1940 Act requires the separate identification of investments according to the percentage ownership in a portfolio company’s outstanding voting securities. The percentages and categories are as follows:

•	Control investments — majority owned — we own 50% or more of a portfolio company’s outstanding voting securities
•	Control investments — we own more than 25% but less than 50% of a portfolio company’s outstanding voting securities
•	Affiliate investments — we own 5% or more but not more than 25% of a portfolio company’s outstanding voting securities
•	Non-affiliate investments — we own less than 5% of a portfolio company’s outstanding voting securities

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

NGP CAPITAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Note 2: Accounting Policies  – (continued)

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

Debt Securities and Limited-Term Royalties:  In estimating the fair value of our debt investments, we first assess the overall financial health of the portfolio company through an evaluation of a number of factors, including, as relevant, historical and projected financial results, the portfolio company's enterprise value, and the nature and realizable value of any collateral. In estimating the portfolio company’s enterprise value, we analyze the discounted value of estimated future net cash flows of the portfolio company, derived, when appropriate, from third party valuations of a portfolio company’s assets, such as engineering reserve reports of oil and natural gas properties. We also use a market approach in estimating the portfolio company’s estimated enterprise value, considering recent comparable transactions involving similar businesses or assets. We also may consider the markets in which the portfolio company operates; comparison to a peer group of publicly traded securities; the size and scope of the portfolio company and its specific strengths and weaknesses; recent purchases or sales of securities by the portfolio company; recent offers to purchase the portfolio company; the estimated value of comparable securities; and other relevant factors. Based upon these analyses, we assess the sources of cash flow available to the portfolio company to service its debt and the underlying credit risk, and determine an appropriate yield, or discount rate, to apply to our anticipated cash flows to be collected from each debt investment, recognizing that the collection of contractual cash flows may come from one or a combination of cash flows generated from continuing operations of the portfolio company, liquidation of collateral or sale of the portfolio company. The appropriateness of the yield on our investments is directly relative to our judgment of the associated risks, using observable yield or price data for similar or comparable debt investments when available. Fair value measurements using the discounted cash flow method can be sensitive to significant changes in the inputs. A significant increase (decrease) in the discount rate for a particular security may result in a lower (higher) value for that security.

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

NGP CAPITAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Note 2: Accounting Policies  – (continued)

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

Contingent Earn-Out:  Our contingent earn-out investment resulted from the sale of our investment in Alden Resources, LLC to Globe BG, LLC (“Globe”) in July 2011. The amount of the payment, up to $6.8 million, is based on a formula involving the number of clean tons produced multiplied by the difference between the company’s cost of production in 2010 and the cost of production during the optimal consecutive 12-month period during the 3-year period ending July 2014. We based our valuation of the earn-out on a weighted average of the discounted value of the earn-out payment computed under twenty scenarios with various production and production cost assumptions. A significant increase (decrease) in production, a significant decrease (increase) in cost of production, or a significant decrease (increase) in the discount rate may result in a higher (lower) value of the earn-out. During 2012, we received historical data from Globe that revised our outlook for production and costs during the earn-out period, thus reducing the estimated fair value from $3.3 million at December 31, 2011 to $0.2 million at December 31, 2012.

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

NGP CAPITAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Note 2: Accounting Policies  – (continued)

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

Payment-in-Kind Interest and Dividends

We may have investments in our portfolio that contain payment-in-kind, or PIK, provisions. We compute PIK interest income or PIK dividend income at the contractual rate specified in each investment agreement and add that amount to the principal balance of the investment. For those investments with PIK interest or PIK dividends, we calculate our income accruals on the principal balance plus any PIK amounts. If the portfolio company’s projected cash flows, further supported by total enterprise value, are not sufficient to cover the contractual principal and interest or dividend amounts, as applicable, we do not accrue interest income or dividend income on the investment. To maintain our RIC status, we must pay out this non-cash source of income to stockholders in the form of dividends, even though we have not yet collected the cash. We recorded net PIK interest income of $2.6 million, $7.2 million and $4.5 million in 2012, 2011 and 2010, respectively. We did not record any PIK dividend income in 2012, 2011 or 2010.

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

NGP CAPITAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Note 2: Accounting Policies  – (continued)

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

Fee Income Recognition

Fees primarily include financial advisory, transaction structuring, loan administration, commitment and prepayment fees. Financial advisory fees represent amounts received for providing advice and analysis to companies and we recognize these fees as earned when we perform such services, provided collection is probable. Transaction structuring fees represent amounts received for structuring, financing and executing transactions and are generally payable only if the transaction closes. We defer such fees and accrete them into interest income over the life of the loan using the effective interest method. Commitment fees represent amounts received for committed funding and are generally payable whether the transaction closes or not. We defer commitment fees on transactions that close within the commitment period and accrete these fees into interest income over the life of the loan using the effective interest method. We record commitment fees on transactions that do not close in the month the commitment period expires. We recognize prepayment and loan administration fees when we receive them. During the years ended December 31, 2012, 2011 and 2010 we recorded the following amounts of fee income (in thousands):

	2012	2011	2010
Financial advisory fees	$—	$—	$600
Commitment fees forfeited	326	—	850
Prepayment and loan administration fees	265	160	165
Commitment fees and discounts accreted into income	1,391	1,399	1,161
Total fee income	$1,982	$1,559	$2,776

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

NGP CAPITAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Note 2: Accounting Policies  – (continued)

The following table summarizes our recent distribution history:

Declaration Date	Per Share Amount	Record Date	Payment Date
March 9, 2011	$0.18	March 31, 2011	April 8, 2011
June 14, 2011	0.18	June 30, 2011	July 8, 2011
September 13, 2011	0.18	September 30, 2011	October 10, 2011
December 13, 2011	0.18	December 31, 2011	January 6, 2012
March 19, 2012	0.12	April 2, 2012	April 9, 2012
June 12, 2012	0.13	June 29, 2012	July 9, 2012
September 11, 2012	0.16	September 28, 2012	October 8, 2012
December 11, 2012	0.16	December 28, 2012	January 7, 2013

We have established an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a dividend, our plan agent automatically reinvests a stockholder’s cash dividend in additional shares of our common stock unless the stockholder, or his or her broker, specifically “opts out” of the dividend reinvestment plan and elects to receive cash dividends. It is customary practice for many brokers to “opt out” of dividend reinvestment plans on behalf of their clients unless specifically instructed otherwise. As of January 7, 2013, the date of the most recent dividend payment, holders of 1,464,827 shares, or approximately 6.9% of the 21,020,077 outstanding common shares, participated in our dividend reinvestment plan.

The plan agent of our dividend reinvestment plan purchases shares in the open market for credit to the accounts of plan participants unless the average of the closing sales prices for the shares for the five days immediately preceding the payment date exceeds 110% of the most recently reported net asset value per share.

The table below summarizes recent participation in our dividend reinvestment plan (in thousands, except percentages and price per share):

					Common Stock Dividends
Dividend	Participating Shares	Percentage of Outstanding Shares	Total Distribution	Cash Dividends	Purchased in Open Market (1)	Price per Share
March 2011	2,237	10.3%	$3,893	$3,490	$403	$9.54
June 2011	2,232	10.3%	3,893	3,491	402	8.99
September 2011	2,199	10.2%	3,893	3,497	396	6.28
December 2011	2,230	10.3%	3,893	3,492	401	7.73
March 2012	1,666	7.7%	2,595	2,395	200	6.40
June 2012	1,441	6.7%	2,779	2,592	187	7.50
September 2012	1,488	7.0%	3,421	3,183	238	7.97
December 2012	1,465	6.9%	3,363	3,129	234	7.52

(1)	Our transfer agent purchases or issues shares in the following month.

Income Taxes

We currently qualify as a RIC for federal income tax purposes, which generally allows us to avoid paying corporate income taxes on income or capital gains that we distribute to our stockholders. We have distributed and intend to distribute sufficient dividends to eliminate taxable income. We may also be subject to federal excise tax if we do not distribute at least 98% of our investment company taxable income in any calendar year and 98.2% of our capital gains, computed for any one year period ended October 31. Dividends to stockholders are recorded on the ex-dividend date. We currently intend to make sufficient distributions each year to maintain our status as a RIC for federal income tax purposes and to avoid excise taxes.

NGP CAPITAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Note 2: Accounting Policies  – (continued)

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS,” or ASU 2011-04. This guidance requires additional disclosure regarding fair value measurement and sensitivity, and improves consistency between U.S. GAAP and international financial reporting standards, or IFRS. This guidance became effective for interim and annual periods beginning after December 15, 2011. Accordingly, we adopted this guidance on January 1, 2012. The adoption of ASU 2011-04 did not have a significant impact on our process for measuring fair values or on our consolidated financial statements, other than the inclusion of additional required disclosures.

Note 3: Credit Facilities and Borrowings

On December 6, 2011, we entered into a $72.0 million Amended and Restated Revolving Credit Agreement, or the Investment Facility. The total amount outstanding under the Investment Facility was $59.5 million and $50.0 million as of December 31, 2012 and 2011, respectively. Substantially all of our assets except our investments in U.S. Treasury Bills are collateral for the obligations under the Investment Facility. The Investment Facility matures on August 31, 2014, and bears interest, at our option, at either (i) LIBOR plus 325 to 475 basis points, or (ii) the base rate plus 225 to 375 basis points, both based on our amounts outstanding. As of December 31, 2012, the weighted average interest rate on our outstanding balance of $59.5 million was 5.16%. We repaid the entire $59.5 million balance in January 2013. As of December 31, 2012, we had a letter of credit outstanding of $0.1 million, and there was $12.4 million available for borrowing under the Investment Facility.

On March 31, 2011, we entered into a $30.0 million Treasury Secured Revolving Credit Agreement, or the Treasury Facility, which can only be used to purchase U.S. Treasury Bills. Proceeds from the Treasury Facility facilitate the growth of our investment portfolio and provide flexibility in the sizing of our portfolio investments. On September 25, 2012, we entered into a second amendment to the Treasury Facility which increased the aggregate commitment amount from $30.0 million to $45.0 million. As amended, the Treasury Facility matures on September 25, 2013 and bears interest, at our option, at either (i) LIBOR plus 100 basis points or (ii) the base rate. We have the right at any time to prepay the loans, in whole or in part, without premium or penalty. As of December 31, 2012, we had $45.0 million outstanding and no additional amount available for borrowing under the Treasury Facility, and the interest rate on our outstanding balance was 1.26% (LIBOR plus 100 basis points).

NGP CAPITAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Note 3: Credit Facilities and Borrowings  – (continued)

The Investment and Treasury Facilities contain affirmative and reporting covenants and certain financial ratio and restrictive covenants that apply to our subsidiaries and us. We complied with these covenants throughout 2012 and had no events of default under either facility. The most restrictive covenants are:

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

Our average amount of debt outstanding during 2012 was $30.0 million and the average interest rate was 2.7%. During 2012 we recorded $0.8 million of interest expense on our amounts outstanding, $0.3 million in commitment fees and $0.9 million in amortization of deferred loan costs for total interest expenses and fees of $2.0 million.

Note 4: Common Stock

On October 31, 2011, our Board of Directors approved a stock repurchase plan, pursuant to which we may, from time to time, repurchase up to $10.0 million of our common stock in the open market at prices not to exceed the net asset value of our shares during our open trading periods. During May and November 2012, we repurchased an aggregate of 608,125 shares of our common stock in the open market at an average price of $6.89 per share, totaling $4.2 million, in accordance with the approved stock repurchase plan. These repurchases were made at an approximate discount to net asset value of 30% and 26% in May and November, respectively. Under the terms of the stock repurchase plan, we have remaining authorization to repurchase up to an additional $5.8 million of common stock. Any future share repurchases will be made in accordance with applicable securities laws and regulations that set certain restrictions on the method, timing, price and volume of stock repurchases.

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
December 31, 2012

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

We calculate the first part of the incentive fee, the Investment Income Incentive Fee, as 20% of the excess, if any, of our net investment income for the quarter that exceeds a quarterly hurdle rate equal to 2% (8% annualized) of our net assets. We calculate and pay this Investment Income Incentive Fee quarterly in arrears. For the purpose of this fee calculation, net investment income means interest income, dividend income, royalty income and any other income (including any other fees, such as commitment, origination, syndication, structuring, diligence, managerial assistance, monitoring and consulting fees or other fees that we receive from portfolio companies) accrued during the fiscal quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement, and interest expense, but excluding the incentive fee). Accordingly, we may pay an incentive fee based partly on accrued interest, the collection of which is uncertain or deferred. Net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income that we have not yet received in cash. Net investment income does not include any realized capital gains, realized capital losses, or unrealized capital appreciation or depreciation. For the years ended December 31, 2012, 2011 and 2010, we incurred Investment Income Incentive Fees totaling $0, $0.3 million and $0, respectively.

We calculate the second part of the incentive fee, the Capital Gains Fee, as (1) 20% of (a) our net realized capital gains (realized capital gains less realized capital losses) on a cumulative basis from the closing date of our initial public offering to the end of such fiscal year, less (b) any unrealized capital depreciation at the end of such fiscal year, less (2) the aggregate amount of all Capital Gains Fees paid to our Manager in prior fiscal years. We determine and pay the Capital Gains Fee in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date). For accounting purposes only, in order to reflect the theoretical Capital Gains Fee that would be payable for a given period as if all unrealized capital gains were realized, we accrue a Capital Gains Fee as described above (in accordance with the terms of the Investment Advisory Agreement), plus 20% of unrealized capital gains on investments held at the end of such period. It should be noted that the portion of the accruals for the Capital Gains Fees attributable to unrealized capital gains will not necessarily be payable under the Investment Advisory Agreement, and may never be paid based on the computation of Capital Gains Fees in subsequent periods. As of December 31, 2012, we had cumulative net capital losses of $73.6 million and unrealized capital depreciation of $1.0 million. We have not incurred or paid any Capital Gains Fees for the years ended December 31, 2012, 2011 and 2010.

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

NGP CAPITAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Note 5: Investment Management  – (continued)

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

We owed $299,000 and $210,000 to our Administrator as of December 31, 2012 and 2011, respectively, for expenses incurred on our behalf for the month of December of the respective year. We include these amounts in accounts payable and accrued expenses. Our Board of Directors originally approved the Administration Agreement on November 9, 2004. Our Board of Directors and a majority of our independent directors must approve the continuation of the Administration Agreement at least annually. On October 30, 2012, our Board of Directors, including all of the independent directors, approved an extension of the Administration Agreement through November 9, 2013.

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

NGP CAPITAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Note 6: Federal Income Taxes  – (continued)

Certain of our wholly owned subsidiaries, or Taxable Subsidiaries, have elected to be taxed as corporations for federal income tax purposes. The Taxable Subsidiaries hold certain of our portfolio investments, and are consolidated for financial reporting purposes but not for income tax reporting purposes. These Taxable Subsidiaries permit us to hold equity investments in portfolio companies that are organized as limited liability companies, or LLCs, or other forms of pass-through entities and still satisfy the RIC tax requirement that at least 90% of our gross revenue for income tax purposes must consist of investment income. The IRS taxes the income of the LLCs or other pass-through entities owned by our Taxable Subsidiaries, and this tax is imposed on the subsidiary only and does not flow through to the RIC. The Taxable Subsidiaries may generate net income tax expense or benefit, which is reflected on our Consolidated Statements of Operations among the income categories to which they relate (namely, net investment income, realized gains (losses) on investments and unrealized gains (losses) on investments.

Tax years 2009 through 2012 with respect to the Company and our Taxable Subsidiaries are open to future IRS examination. Our Taxable Subsidiaries have federal net operating loss carryforwards of $27.4 million that expire in various years through 2032.

Deferred income tax expense (benefit) results from temporary differences in the recognition of income and expenses for financial reporting purposes and for income tax purposes. The significant components of the income tax effects of these temporary differences, representing deferred income tax assets and liabilities are as follows (in thousands):

	December 31,
	2012	2011
Deferred tax assets
Net operating loss carryforwards	$9,769	$17,094
Unrealized losses, net	—	473
AMT credit carryforward	578	117
Total gross deferred tax assets	10,347	17,684
Less valuation allowance	(8,843)	(9,417)
Net deferred tax assets	1,504	8,267
Deferred tax liabilities
Investment in partnerships-Federal	(661)	(8,277)
Unrealized gains, net	(844)	—
Total gross deferred tax liabilities	(1,505)	(8,277)
Net deferred tax assets (liablilities)	$(1)	$(10)

NGP CAPITAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Note 6: Federal Income Taxes  – (continued)

Federal and state income tax provisions (benefits) on net investment income, capital gains (losses) and unrealized appreciation (depreciation) on investments are as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Current:
U.S. federal – unrealized	$—	$(14)	$(1,127)
U.S. federal – capital (AMT)	461	—	—
State – net investment income	46	60	54
	$507	$46	$(1,073)

U.S. federal – unrealized	$(9)	$(8)	$(5)
	$(9)	$(8)	$(5)
Total:
U.S. federal – unrealized	$(9)	$(22)	$(1,132)
U.S. federal – capital (AMT)	461	—	—
State – net investment income	46	60	54
	$498	$38	$(1,078)

Actual income tax expense differs from income tax expense computed by applying the U.S. federal statutory corporate rate of 34% to net investment income before provision for income taxes. These differences and the differences between the statutory Federal tax rate and the effective income tax rate were as follows (in thousands, except percentages):

	Year Ended December 31,
	2012		2011		2010
Net income (loss) before taxes	$17,849		$(19,850)		$9,395
Provision (benefit) at the statutory rate	6,069	34%	(6,749)	34%	3,195	34%
Increase (decrease) in provision resulting from:
RIC loss (income) not subject to income taxes	(5,237)	(29)%	3,305	(17)%	(7,213)	(77)%
State income taxes, net of federal benefit	46	0%	60	(0)%	54	1%
Valuation allowance	(380)	(2)%	3,343	(17)%	2,886	31%
Other	—	0%	79	(0)%	—	0%
Total income tax provision (benefit), net	$498	3%	$38	(0)%	$(1,078)	(11)%
Effective tax rate	3%		(0)%		(11)%

Note 7: Commitments and Contingencies

As of December 31, 2012, we had investments in or commitments to fund investments to 14 portfolio companies totaling $222.8 million. Of this total, $219.9 million was outstanding and $2.9 million remained committed and available to fund. Generally, these commitments have fixed expiration dates, and we may not fund the entire $2.9 million of commitments before they expire. We do not report the unused portions of these commitments on our Consolidated Balance Sheets.

In February 2010, we arranged for a letter of credit issued under the Investment Facility with respect to our investment in one of our portfolio companies. As of December 31, 2012, the letter of credit balance was $0.1 million.

We have continuing obligations under the Investment Advisory Agreement with our Manager and the Administration Agreement with our Administrator. See Note 5. The agreements provide that, absent willful

NGP CAPITAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Note 7: Commitments and Contingencies  – (continued)

misfeasance, bad faith or gross negligence in the performance of its duties or the reckless disregard of its duties and obligations, our Manager, our Administrator and its officers, managers, agents, employees, controlling persons, members and any other person or entity affiliated with them will be entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of our Manager’s or Administrator’s services under the agreements or otherwise as our investment adviser or administrator. The agreements also provide that our Manager, our Administrator and their affiliates will not be liable to us or any stockholder for any error of judgment, mistake of law, any loss or damage with respect to any of our investments, or any action taken or omitted to be taken by our Manager or our Administrator in connection with the performance of any of their duties or obligations under the agreements or otherwise as investment adviser or administrator to us, except to the extent specified in Section 36(b) of the 1940 Act concerning loss resulting from a breach of fiduciary duty with respect to the receipt of compensation for services. In the normal course of business, we enter into a variety of undertakings containing a variety of representations that may expose us to some risk of loss. We do not expect significant losses, if any, from such undertakings.

ATP Litigation.  On August 17, 2012, ATP Oil & Gas Corporation, or ATP, filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code, and received authorization to incur debtor-in-possession financing of approximately $600 million. We own limited term overriding royalty interests, or ORRIs, in certain offshore oil and gas producing properties operated by ATP. On August 23, 2012, the bankruptcy judge presiding over ATP’s case signed an order (Docket No. 191) allowing ATP to pay amounts received after August 17, 2012 to those parties entitled to receive them, including the ORRI holders, provided that the owners of the ORRIs execute the Disgorgement Agreement providing for the repayment to ATP of any amounts that the bankruptcy court later finds to have been inappropriately paid. We executed the Disgorgement Agreement and began receiving monthly distributions in September 2012 from ATP of our share of production proceeds received by ATP after August 17, 2012. As of December 31, 2012, our unrecovered investment was $37.0 million, and we had received $8.9 million subject to the Disgorgement Agreement, of which $2.9 million was recorded as investment income in our Consolidated Statement of Operations. As of February 28, 2013, our unrecovered investment was $33.6 million, and we had received $13.1 million subject to the Disgorgement Agreement.

On October 17, 2012, we filed a lawsuit against ATP in the U.S. Bankruptcy Court, seeking a declaration that the ORRIs are valid, fully enforceable, and not voidable. ATP filed an answer and counterclaim in which it (a) denies that the ORRIs are valid and enforceable, (b) seeks a declaration that (i) the ORRIs are a financing agreement and not a true sale and (ii) the ORRIs are executory contracts that are subject to rejection under 11 U.S.C. Sec. 365, and (c) seeks disgorgement from us of amounts paid to us since August 17, 2012, the date of filing of ATP’s Chapter 11 proceeding. This lawsuit is currently pending and trial is scheduled for April 30 – May 1, 2013. We intend to vigorously defend our position that the ORRIs constitutes real property interests and are fully valid and enforceable pursuant to their terms.

Separately, the Official Committee of Unsecured Creditors of ATP (the “Committee”) filed a motion (the “Motion”) requesting authority from the U.S. Bankruptcy Court to be allowed to bring a fraudulent transfer action against us, in which the Committee seeks to allege that (a) ATP was insolvent at the time of the assignment of the ORRIs to us, (b) that ATP received less than fair value from us in exchange for the assignments of the ORRIs and (c) as a result, the assignments should be set aside. The Company vigorously denies these allegations and opposes the Motion. The Motion has been abated until a date after May 1, 2013.

On February 24, 2013, ATP filed an emergency motion for an order approving the shut-in of the Debtor’s Gomez Properties and granting related relief [Docket No. 1494] (the “Shut-In Motion”). As more fully set forth in the Shut-In Motion, ATP asserts that the Gomez Properties should be shut-in because their continued operation negatively affects ATP’s cash flow. The Gomez Properties are burdened by the ORRIs, and we receive distributions of production proceeds attributable to our interests in the Gomez Properties. An

NGP CAPITAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Note 7: Commitments and Contingencies  – (continued)

emergency hearing was conducted by the Court on February 28, 2013, and on that date the Court entered its Order Regarding Shut In of Gomez Wells [Docket No. 1531] (the “Gomez Order”). The Gomez Order sets a final hearing on the Shut-In Motion for March 28, 2013 and reflects an interim compromise by certain ORRI holders and contains provisions for the accrual and distribution of production proceeds generated from the Gomez wells for the period March 1, 2013 through the date any order is entered authorizing the shut in of the Gomez wells. To the extent the Court grants the Shut-In Motion and the Gomez wells are shut-in, the cash flows attributable to the ORRIs will be negatively affected.

Note 8: Dividends and Distributions

We declared dividends for the year ended December 31, 2012 totaling $12.2 million, or $0.57 per share. For tax purposes, all of the distributions were paid from ordinary income and we classified all of our taxable dividends declared for the year ended December 31, 2012 as non-qualifying dividends.

The following table summarizes the differences between financial statement net increase in net assets resulting from operations and taxable income available for distribution to stockholders for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Year Ended December 31,
	2012	2011	2010
Net increase (decrease) in net assets resulting from operations	$17,351	$(19,888)	$10,474
Adjustments:
Net change in unrealized (appreciation) depreciation, net of income tax (benefit) provision	(23,415)	5,083	(32,310)
Amortization of insurance premiums	713	719	730
Insurance premiums deducted in prior year	(708)	(713)	(720)
Net income from consolidating affiliate	(316)	(410)	(115)
Revenue from affiliates	140	300	361
Administrative fees of affiliate	181	487	648
Realized (gain)/loss of affiliate	1,317	35,264	33,276
Realized (gain)/loss of investment company offset by capital loss carryforwards	16,049	(4,650)	—
Net subsidiary interest expense	—	(13)	(26)
Reclassification of capital loss on closed options	172	—	(16)
Allowance for uncollectible interest and dividends	400	(2,029)	3,412
State taxes, tax penalty, interest and fees	1	1	(54)
Material debt modifications	—	(150)	(126)
Income tax (benefit)/provision	452	—	55
Other	3	13	14
Taxable income available for distribution to stockholders	12,340	14,014	15,603
Less:
Dividends declared	12,158	15,572	14,923
Dividends payable at prior year end	3,893	3,893	3,677
Dividends payable at current year end	(3,363)	(3,893)	(3,893)
Current year IRC Section 852(b)(7) dividend payable	1,973	3,893	896
Prior year IRC Section 852(b)(7) dividend payable	(2,321)	(896)	—
Current year deemed distributions	12,340	18,569	15,603
Under/(over) distribution of dividends	—	(4,555)	—
Taxable overdistribution of dividends	—	4,555	—
Current year IRC Section 855 election	$—	$—	$—

NGP CAPITAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Note 8: Dividends and Distributions  – (continued)

As of December 31, 2012, the components of net assets (excluding paid in capital) on a tax basis consisted of a $1.7 million undistributed net investment loss and net unrealized depreciation on portfolio investments of $8.0 million. We utilized $4.7 million of the $27.0 million capital loss carryforward balance generated in the year ended December 31, 2010, for a remaining capital loss carryforward of $22.3 million at December 31, 2012, which expires December 31, 2018. The temporary timing differences between book and tax amounts consist of amortization of insurance premiums, uncollectible interest and capital gains recognized for tax purposes. At December 31, 2012 the aggregate cost of total portfolio investments for federal income tax purposes was $221.6 million, resulting in gross unrealized appreciation of $4.2 million and gross unrealized depreciation of $12.2 million. For the year ended December 31, 2012, we incurred late year capital losses in the amount of $21.0 million which were recognized on January 1, 2013.

Note 9: Reclassifications

GAAP requires adjustments to certain components of net assets to reflect permanent differences between financial and tax reporting. These reclassifications have no effect on total net assets or net asset value per share. These reclassifications are primarily due to reclassification of the distribution of dividends paid, non-deductible meal expenses, income and expenses from wholly owned subsidiaries and tax basis adjustments for investments sold. The table below summarizes the reclassifications from undistributed net investment income (loss), undistributed net realized capital gain (loss), and paid-in capital in excess of par for the years ended December 31, 2012, 2011, and 2010 (in thousands).

Year	Undistributed Net Investment Income (Loss)	Undistributed Net Realized Capital Gain (Loss)	Paid-in Capital in Excess of Par
2012	$(759)	$965	$(206)
2011	7,091	33,107	(40,198)
2010	780	604	(1,384)

Note 10: Fair Value

Investments consisted of the following as of December 31, 2012 and 2011:

	December 31, 2012				December 31, 2011
(Dollar amounts in thousands)	Cost	% of Total	Fair Value	% of Total	Cost	% of Total	Fair Value	% of Total
Portfolio investments
Senior secured debt	$63,708	24.2%	$64,208	24.7%	$108,420	62.8%	$85,068	58.6%
Subordinated debt	56,532	21.4%	56,390	21.8%	11,067	6.4%	11,265	7.8%
Senior convertible notes	—	0.0%	—	0.0%	11,332	6.5%	8,103	5.6%
Limited term royalties	36,614	13.9%	37,026	14.3%	28,443	16.5%	28,443	19.6%
Net profits interests	—	0.0%	—	0.0%	3,200	1.9%	3,483	2.4%
Contingent earn-out	—	0.0%	240	0.1%	—	0.0%	3,270	2.3%
Commodity derivative instruments	245	0.1%	9	0.0%	417	0.2%	417	0.3%
Royalty interests	—	0.0%	—	0.0%	121	0.1%	1,100	0.8%
Redeemable preferred units	50,046	19.0%	51,180	19.7%	—	0.0%	—	0.0%
Equity securities
Membership and partnership units	419	0.2%	1,680	0.6%	1,716	1.0%	856	0.6%
Participating preferred stock	4,312	1.6%	43	0.0%	4,312	2.5%	500	0.3%
Common stock	5,552	2.1%	1,698	0.7%	3,235	1.9%	1,197	0.8%
Warrants	324	0.1%	1,140	0.4%	339	0.2%	1,355	0.9%
Total equity securities	10,607	4.0%	4,561	1.7%	9,602	5.6%	3,908	2.6%
Total portfolio investments	217,752	82.6%	213,614	82.3%	172,602	100.0%	145,057	100.0%
Government securities
U.S. Treasury Bills	45,996	17.4%	45,996	17.7%	—	0.0%	—	0.0%
Total investments	$263,748	100.0%	$259,610	100.0%	$172,602	100.0%	$145,057	100.0%

NGP CAPITAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Note 10: Fair Value  – (continued)

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

Fair value accounting classifies financial assets and liabilities in their entirety based on the lowest level of input that is significant to the estimated fair value measurement. Our assessment of the significance of a particular input to the estimated fair value measurement requires judgment, and may affect the valuation of assets and liabilities and their placement within the fair value hierarchy levels. We did not have any liabilities measured at fair value at December 31, 2012 or 2011. The following tables set forth our financial assets by level within the fair value hierarchy that we accounted for at fair value as of December 31, 2012 and 2011.

During the year ended December 31, 2012, as a result of a restructuring that occurred in December 2012, our investment in Pallas Contour Mining, LLC changed from the category of Non-Affiliate Investments to Control Investments — Majority Owned. No other investments changed categories or changed between Levels 1, 2 or 3 during the year ended December 31, 2012.

NGP CAPITAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Note 10: Fair Value  – (continued)

	Fair Value Measurements as of December 31, 2012 (In Thousands)
	Total	Quoted Prices in Active Markets (Level 1)	Prices with Observable Market Inputs (Level 2)	Unobservable Inputs (Level 3)
Portfolio investments
Control investments
Senior secured debt	$8,108	$—	$—	$8,108
Equity securities	500	—	—	500
Total control investments	8,608	—	—	8,608
Affiliate investments
Subordinated debt	12,933	—	—	12,933
Equity securities	220	—	210	10
Total affiliate investments	13,153	—	210	12,943
Non-affiliate investments
Senior secured debt	56,100	—	—	56,100
Subordinated debt	43,457	—	26,213	17,244
Limited term royalties	37,026	—	—	37,026
Contingent earn-out	240	—	—	240
Commodity derivative instruments	9	—	9	—
Redeemable preferred units	51,180	—	—	51,180
Equity securities	3,841	1,488	—	2,353
Total non-affiliate investments	191,853	1,488	26,222	164,143
Total portfolio investments	213,614	1,488	26,432	185,694
Government securities
U.S. Treasury Bills	45,996	45,996	—	—
Total investments	$259,610	$47,484	$26,432	$185,694

	Fair Value Measurements as of December 31, 2011 (In Thousands)
	Total	Quoted Prices in Active Markets (Level 1)	Prices with Observable Market Inputs (Level 2)	Unobservable Inputs (Level 3)
Control investments
Equity securities	$150	$—	$—	$150
Total control investments	150	—	—	150
Affiliate investments
Subordinated debt	11,265	—	—	11,265
Equity securities	2,233	—	1,197	1,036
Total affiliate investments	13,498	—	1,197	12,301
Non-affiliate investments
Senior secured debt	85,068	—	—	85,068
Senior convertible notes	8,103	—	8,103	—
Limited term royalties	28,443	—	—	28,443
Net profits interests	3,483	—	—	3,483
Contingent earn-out	3,270	—	—	3,270
Commodity derivative instruments	417	—	417	—
Royalty interests	1,100	—	—	1,100
Equity securities	1,525	—	—	1,525
Total non-affiliate investments	131,409	—	8,520	122,889
Total investments	$145,057	$—	$9,717	$135,340

NGP CAPITAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Note 10: Fair Value  – (continued)

The following table presents a rollforward of the changes in the estimated fair value during the years ended December 31, 2012 and 2011 for all investments for which we determine estimated fair value using unobservable (Level 3) factors (in thousands):

	Senior Secured Debt and Limited Term Royalties	Subordinated Debt and Redeemable Preferred Units	Net Profits Interests, Royalty Interests and Equity Securities	Contingent Earn-out	Total Investments
Fair value at December 31, 2010	$161,101	$—	$35,682	$—	$196,783
Total gains, (losses) and amortization:
Net realized gains (losses)	—	—	(30,008)	—	(30,008)
Net unrealized gains (losses)	(23,251)	198	17,967	3,270	(1,816)
Net amortization of premiums, discounts and fees	1,807	52	(87)	—	1,772
New investments, repayments and settlements, net:
New investments	89,250	9,750	275	—	99,275
Payment-in-kind	5,965	1,265	—	—	7,230
Repayments and settlements	(121,361)	—	(16,535)	—	(137,896)
Fair value at December 31, 2011	113,511	11,265	7,294	3,270	135,340
Total gains, (losses) and amortization:
Net realized gains (losses)	(20,461)	—	1,804	—	(18,657)
Net unrealized gains (losses)	24,263	(983)	202	(3,030)	20,452
Net amortization of premiums, discounts and fees	418	144	(43)	—	519
New investments, repayments and settlements, net:
New investments	25,750	69,355	—	—	95,105
Payment-in-kind	902	1,669	—	—	2,571
Repayments and settlements	(43,149)	(93)	(6,394)	—	(49,636)
Fair value at December 31, 2012	$101,234	$81,357	$2,863	$240	$185,694

Of the $20.5 million in net unrealized gains in 2012 presented in the table above, $1.2 million was attributable to assets we held at December 31, 2012. Of the $(1.8) million in net unrealized losses in 2011 presented in the table above, $(20.1) million was attributable to assets we held at December 31, 2011. We present net unrealized gains (losses) on our Consolidated Statements of Operations as “Net unrealized appreciation (depreciation) on investments.”

NGP CAPITAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Note 10: Fair Value  – (continued)

The following table summarizes the significant unobservable inputs in the fair value measurements of our Level 3 investments by category of investment and valuation technique as of December 31, 2012.

Type of Investment	Fair Value as of December 31, 2012 (in thousands)	Valuation Technique	Significant Unobservable Inputs	Range of Inputs	Weighted Average
Senior debt securities and limited term royalties	$101,234	Discounted cash flow	Discount rate	11.0% – 13.2%	12.2%
Subordinated debt securities and redeemable preferred units	9,837	Recent or pending transaction
	71,520	Discounted cash flow	Discount rate	10% – 20%	14.9%
		Market comparables	Reserve multiples(1)	$6.00 – $25.00	$13.32
			Production multiples(2)	$24.00 – $150.00	$40.70
			EBITDA Multiples	4.0x – 9.0x	5.7x
	81,357
Net profits interest, royalty interest and equity securities	1,973	Discounted cash flow	Discount rate	10% – 20%	16.8%
		Market comparables	Reserve multiples(1)	$9.00 – $15.00	$11.67
			Discount for lack of marketability	20% – 40%	25.1%
			EBITDA multiples	4.0x – 8.0x	4.7x
	890	Option pricing model	Implied volatility	69% – 81%	73.1%
			Discount for lack of marketability	40%	40%
			Discount for potential dilution	30%	30%
	2,863
Contingent earn-out	240	Discounted cash flow	Estimated annual coal
			production(3)	367 – 632	466
			Cost of production per ton	$83 – $138	$106
			Discount rate	20%	20%
	$185,694

(1)	Based on recent comparable transactions involving similar assets, expressed as price per unit of equivalent barrel of oil in proved reserves.
(2)	Based on recent comparable transactions involving similar assets, expressed as price per daily production of equivalent barrel of oil in proved reserves.
(3)	In thousands of tons.

NGP CAPITAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Note 11: Commodity Derivative Instruments

We use commodity derivative instruments from time to time to manage our exposure to commodity price fluctuations. We use all of our derivatives for risk management purposes and do not hold any amounts for speculative or trading purposes. These contracts generally consist of options contracts on underlying commodities. We do not designate these instruments as hedging instruments for financial accounting purposes and, as a result, we recognize the change in the instruments’ fair value currently on the Consolidated Statement of Operations as net increase (decrease) in unrealized appreciation (depreciation) on investments. The realized gains (losses) on commodity derivatives consist of payments received on favorable expired options less the cost of all expired positions, and we recognized these gains or losses in investment income.

In June 2008, we acquired a limited term volume-denominated royalty interest from ATP and received royalty payments from this investment that were subject to fluctuations in natural gas and oil prices. To manage this risk, we purchased oil and natural gas put option contracts on approximately 93% of our royalty interest. All of these commodity derivative instruments were expired as of January 31, 2010.

In 2011, we acquired an additional limited term royalty interest from ATP and on December 29, 2011, we purchased a series of oil put options, expiring in July 2012 through September 2013, to provide insurance against downside price movements. At December 31, 2012, we had oil put options covering 83,048 barrels of oil at a strike price of $65 per barrel, expiring January 2013 through September 2013, with an aggregate fair value of less than $10,000.

The components of gains (losses) on commodity derivative instruments are as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Unrealized losses on commodity derivatives	$(236)	$—	$(19)
Realized gains (losses) on commodity derivatives	(172)	—	16
Net losses on commodity derivative instruments	$(408)	$—	$(3)

NGP CAPITAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Note 12: Financial Highlights

	Year Ended December 31,
Per Share Data(1)	2012	2011	2010	2009	2008
Net asset value, beginning of period	$9.26	$10.90	$11.10	$12.15	$14.14
Increase in net assets as a result of secondary public stock offering	—	—	—	—	0.40
Underwriting discounts and commissions related to secondary public stock offering	—	—	—	—	(0.15)
Other costs related to secondary stock offering	—	—	—	—	(0.03)
Net increase in net assets from secondary public stock offering	—	—	—	—	0.22
Net asset value after public stock offering	9.26	10.90	11.10	12.15	14.36
Net investment income	0.55	0.73	0.53	0.45	0.86
Net realized and unrealized gain (loss) on investments(2)	0.26	(1.65)	(0.04)	(0.86)	(1.46)
Net increase (decrease) in net assets resulting from operations	0.81	(0.92)	0.49	(0.41)	(0.60)
Dividends declared	(0.57)	(0.72)	(0.69)	(0.64)	(1.61)
Other(3)	0.07	—	—	—	—
Net asset value, end of period	$9.57	$9.26	$10.90	$11.10	$12.15
Market value, beginning of period	$7.19	$9.20	$8.13	$8.37	$15.63
Market value, end of period	$7.22	$7.19	$9.20	$8.13	$8.37
Market value return(4)	8.4%	(14.6)%	22.4%	6.3%	(39.4)%
Net asset value return(4)	11.5%	(7.1)%	6.2%	0.0%	(2.8)%
Ratios and Supplemental Data
($ and shares in thousands)
Net assets, end of period	$201,266	$200,266	$235,726	$240,175	$262,836
Average net assets	$202,519	$217,996	$237,951	$251,506	$255,126
Common shares outstanding end of period	21,020	21,628	21,628	21,628	21,628
Net investment income/average net assets	5.8%	7.3%	4.8%	3.9%	7.3%
Portfolio turnover rate(5)	47.3%	60.9%	31.5%	21.9%	24.3%
Total operating expenses/average net assets	5.7%	5.5%	5.1%	5.8%	7.4%
Net increase (decrease) in net assets resulting from operations/average net assets	8.6%	(9.1)%	4.4%	(3.5)%	(5.3)%
Expense Ratios (as a percentage of average net assets)
Interest expense and bank fees	1.0%	0.7%	0.5%	1.1%	2.6%
Management and incentive fees	2.3%	2.5%	2.4%	2.6%	3.0%
Other operating expenses	2.4%	2.3%	2.2%	2.1%	1.8%
Total operating expenses	5.7%	5.5%	5.1%	5.8%	7.4%

(1)	Per Share Data is based on weighted average number of common shares outstanding for the period.
(2)	May include a balancing amount necessary to reconcile the change in net asset value per share with other per share information presented. This amount may not agree with the aggregate gains and losses for the period because the difference in the net asset value at the beginning and end of the period may not equal the per share changes of the line items disclosed.
(3)	Represents the impact of common stock repurchases. See Note 4.

NGP CAPITAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Note 12: Financial Highlights  – (continued)

(4)	Return calculations assume reinvestment of dividends.
(5)	Portfolio turnover rate for the years ended December 31, 2011, 2010, 2009 and 2008 have been corrected from 83.6%, 31.8%, 31.4% and 29.2%.

Note 13: Selected Quarterly Financial Data (unaudited)

	Investment Income		Net Investment Income		Net Realized and Unrealized Gain (Loss) on Investments		Net Increase (Decrease) in Net Assets Resulting from Operations
Quarter Ended	Total	Per Share	Total	Per Share	Total	Per Share	Total	Per Share
(In Thousands, Except Per Share Amounts)
March 31, 2011	$6,555	$0.30	$3,691	$0.17	$(6,950)	$(0.32)	$(3,259)	$(0.15)
June 30, 2011	9,060	0.42	5,687	0.26	(22,081)	(1.02)	(16,394)	(0.76)
September 30, 2011	7,319	0.34	4,270	0.20	(4,206)	(0.20)	64	0.00
December 31, 2011	4,969	0.23	2,161	0.10	(2,460)	(0.11)	(299)	(0.01)
March 31, 2012	5,619	0.26	2,966	0.14	1,245	0.05	4,211	0.19
June 30, 2012	5,311	0.25	2,642	0.12	(1,552)	(0.07)	1,090	0.05
September 30, 2012	6,326	0.30	3,402	0.16	8,832	0.41	12,234	0.57
December 31, 2012	6,113	0.28	2,754	0.13	(2,937)	(0.14)	(183)	(0.01)

Note 14: Subsequent Events

On March 4, 2013, GMX Resources, Inc., or GMX, announced that it failed to make its interest payment on the 2018 Subordinated Notes, which was due on March 4, 2013. Under the indenture, this failure to pay does not constitute an event of default unless it continues for thirty days; however, it does constitute an event of default under another GMX debt security, which could potentially trigger cross-default features and acceleration of substantially all of GMX’s indebtedness. GMX has announced that it has engaged a financial advisor to assist GMX in its ongoing exploration of financing alternatives, including a potential restructuring of GMX's balance sheet in light of its current liquidity and cash needs. GMX has announced that if it is not able to successfully implement a consensual alternative for restructuring its balance sheet, or in order for GMX to implement a financial alternative, GMX may voluntarily seek protection under the U.S. Bankruptcy Code.

On February 15, 2013, we closed a $17.5 million investment in OCI Holdings, LLC, or OCI. Our investment in OCI includes a $15.0 million Subordinated Note and a $2.5 million direct equity co-investment. OCI is a home health provider of physical, occupational and speech therapy services to pediatric patients in the state of Texas. The OCI Subordinated Note matures August 15, 2018 and earns interest payable in cash at a rate of 11% per annum (LIBOR + 10%) plus paid-in-kind interest of 2% per annum.

On February 15, 2013, we provided $9.0 million of financing to KOVA International, Inc., or KOVA, in the form of Senior Subordinated Notes, to facilitate the acquisition of the urinalysis division of Hycor Biomedical, Inc. by a group of private equity sponsors. Since 1974, the KOVA product lines have been among the leading disposable plastics and liquid controls products used in the urinalysis testing market. The KOVA Senior Subordinated Notes earn interest payable in cash at an annual rate of 12.75% and mature on August 13, 2018.

On February 6, 2013, we purchased $20.0 million of the $300 million 9.75% Senior Notes offering issued by Talos Production LLC and Talos Production Finance Inc., collectively, Talos, to partially fund Talos’s acquisition of Energy Resource Technology GOM, Inc., the oil and gas subsidiary of Helix Energy Solutions Group, Inc. On February 15, 2013, we purchased an additional $5.0 million face value of the Talos Senior Notes in the secondary market. The Talos Senior Notes mature February 15, 2018, and were issued at 99.025 for an effective yield of 10.0% per annum.

NGP CAPITAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Note 14: Subsequent Events  – (continued)

On January 25, 2013, we restructured our $13.5 million Senior Secured Term Loan, or the Original Term Loan, with Spirit Resources, LLC, or Spirit. Under the terms of the restructuring, (i) $8.0 million of the Original Term Loan was converted into Preferred Units, with the remaining $5.5 million structured as a Senior Secured Tranche A Term Loan; (ii) we provided $4.5 million of additional borrowing capacity in the form of a Senior Secured Tranche B Term Loan; (iii) we received a 3% overriding royalty interest in Spirit’s oil and gas properties; and (iv) we conveyed our 33% penny warrants back to Spirit. The Tranche A Term Loan matures April 28, 2015 and earns interest payable monthly in cash at an annual rate of the greater of 8% or LIBOR + 4%. The Tranche B Term Loan matures October 28, 2015 and initially earns interest payable-in-kind at an annual rate of the greater of 15% or LIBOR + 11%. Beginning in January 2015, interest on the Tranche B Term Loan is payable monthly in cash at an annual rate of the greater of 13% or LIBOR + 9%. The Preferred Units represent a preferred interest on 100% of any equity distributions from Spirit until certain hurdles are met, after which Spirit management would participate in 25% of any such distributions.

In January 2013, we sold our $10.0 million face value of EP Energy, LLC 9.375% Senior Notes for $13.4 million, resulting in a realized short-term capital gain of $1.3 million, or $0.06 per common share. Also in January 2013, Southern Pacific Resource Corp., or STP, refinanced its Second Lien Term Loan and repaid in full our balance outstanding of $9.7 million, resulting in no material gain or loss.

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

In connection with the preparation of this Annual Report on Form 10-K, as of the end of the fiscal period covered by this Annual Report on Form 10-K (December 31, 2012), we performed an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K conducted by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in providing reasonable assurance (i) that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) that such information is accumulated and communicated to management in a manner that allows timely decisions regarding required disclosure.

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

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2012. In making its assessment of internal control over financial reporting, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commissions (COSO) in Internal Control — Integrated Framework.  Based on the results of this evaluation, management has determined that, as of December 31, 2012, our internal control over financial reporting is effective based on the criteria in Internal Control — Integrated Framework issued by COSO.

Our independent registered public accounting firm that has audited our financial statements has also audited the effectiveness of our internal control over financial reporting as of December 31, 2012, as stated in their report included herein.

Changes in Internal Control Over Financial Reporting

No changes to our internal control over financial reporting occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act).

Item 9B. Other Information.

None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance.

We hereby incorporate by reference the information required by Item 10 of Form 10-K from the information appearing in our definitive Proxy Statement relating to our 2013 annual meeting of stockholders, which will be filed pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2012.

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

Item 11. Executive Compensation.

We hereby incorporate by reference the information required by Item 11 of Form 10-K from the information appearing in our definitive Proxy Statement relating to our 2013 annual meeting of stockholders, which will be filed pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2012.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We hereby incorporate by reference the information required by Item 12 of Form 10-K from the information appearing in our definitive Proxy Statement relating to our 2013 annual meeting of stockholders, which will be filed pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2012.

Item 13. Certain Relationships and Related Transactions.

We hereby incorporate by reference the information, if any, required by Item 13 of Form 10-K from the information, if any, appearing in our definitive Proxy Statement relating to our 2013 annual meeting of stockholders, which will be filed pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2012.

Item 14. Principal Accountant Fees and Services.

We hereby incorporate by reference the information required by Item 14 of Form 10-K from the information appearing in our definitive Proxy Statement relating to our 2013 annual meeting of stockholders, which will be filed pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2012.

PART IV.

Item 15. Exhibits, Financial Statement Schedules.

(a) We are filing the following documents as a part of this report:

(1) Financial Statements

Report of Independent Registered Public Accounting Firm dated March 11, 2013

Report of Independent Registered Public Accounting Firm on Controls dated March 11, 2013

Report of Independent Registered Public Accounting Firm dated March 9, 2012

Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011

Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010

Consolidated Statement of Changes in Net Assets for the years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010

Consolidated Schedules of Investments as of December 31, 2012 and 2011

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

Schedule 12-14 Investments in and Advances to Affiliates

(b) Exhibits required to be filed by Item 601 of Regulation S-K

See “Index to Exhibits” following the signature page for a description of the exhibits filed as part of this Annual Report on Form 10-K.

Schedule 12 – 14

NGP CAPITAL RESOURCES COMPANY

SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES(1)
December 31, 2012
(In Thousands)

Portfolio Company	Investment(2)	Year Ended December 31, 2012 Amount of Interest or Royalties Credited to Income(5)	As of December 31, 2011 Fair Value	Gross Additions(3)	Gross Reductions(4)	As of December 31, 2012 Fair Value
Control Investments – Majority Owned
DeanLake Operator, LLC	Class A Preferred Units	$—	$150	$—	$(150)	$—
Pallas Contour Mining, LLC	Term Loan	—	—	8,108	—	8,108
	Membership Units	—	—	500	—	500
Rubicon Energy Partners, LLC	LLC Units	—	—	—	—	—
Subtotal Control Investments – Majority Owned		$—	$150	$8,608	$(150)	$8,608
Affiliate Investments
BioEnergy Holding, LLC	Senior Secured Notes	$—	$—	$15,551	$(15,551)	$—
	BioEnergy Holding Units	—	—	1,297	(1,297)	—
	Myriant Technologies Warrants	—	64	46	(110)	—
	Myriant Technologies Common Stock	—	706	64	(770)	—
Bionol Clearfield, LLC	Senior Secured Notes	—	—	4,950	(4,950)	—
Resaca Exploitation Inc.	Senior Unsecured Term Loan	1,728	11,265	1,728	(60)	12,933
	Warrants	—	266	—	(256)	10
	Common Stock	—	1,197	—	(987)	210
Subtotal Affiliate Investments		$1,728	$13,498	$23,636	$(23,981)	$13,153
Total Control Investments and Affiliate Investments		$1,728	$13,648	$32,244	$(24,131)	$21,761

NGP CAPITAL RESOURCES COMPANY

SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES(1)
December 31, 2012

NOTES TO SCHEDULE OF INVESTMENTS IN AND ADVANCE TO AFFILIATES

(1)	This schedule should be read in conjunction with our Consolidated Financial Statements for the year ended December 31, 2012.
(2)	Warrants, units and common stock are generally non-income producing and restricted. The principal amount for debt, number of shares of common stock or number, or percentage of, units is shown in the Consolidated Schedule of Investments as of December 31, 2012.
(3)	Gross additions include increases in investments resulting from new portfolio company investments, payment-in-kind interest or dividends, the amortization of discounts or fees, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category. Gross additions also include net increases in unrealized appreciation or net decreases in unrealized depreciation.
(4)	Gross reductions include decreases in the cost basis resulting from principal collections related to investment repayments, sales or write-offs, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category. Gross reductions also include increases in net unrealized depreciation or net decreases in unrealized appreciation.
(5)	Represents the total amount of interest, dividends or royalties, net of amortization, credited to income for the portion of the year an investment was included in our Control Investments-Majority Owned or Affiliate categories, respectively.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NGP CAPITAL RESOURCES COMPANY

By:	/s/ Stephen K. Gardner Stephen K. Gardner President and Chief Executive Officer

Date: March 11, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. This document may be executed by the signatories hereto on any number of counterparts, all of which constitute one and the same instrument.

Signature	Title	Date
/s/ STEPHEN K. GARDNER Stephen K. Gardner	President and Chief Executive Officer (Principal Executive Officer)	March 11, 2013
/s/ L. SCOTT BIAR L. Scott Biar	Chief Financial Officer, Secretary, Treasurer and Chief Compliance Officer (Principal Financial and Accounting Officer)	March 11, 2013
/s/ KENNETH A. HERSH Kenneth A. Hersh	Director and Chairman of the Board	March 11, 2013
/s/ DAVID R. ALBIN David R. Albin	Director	March 11, 2013
/s/ EDWARD W. BLESSING Edward W. Blessing	Director	March 11, 2013
/s/ LON C. KILE Lon C. Kile	Director	March 11, 2013
/s/ WILLIAM K. WHITE William K. White	Director	March 11, 2013

INDEX TO EXHIBITS

Exhibits No.	Exhibit
3.1	Articles of Incorporation (filed as Exhibit (a)(1) to the Company’s Registration Statement on Form N-2 filed on August 16, 2004 (Registration No. 333-118279) and incorporated herein by reference)
3.2	Articles of Amendment and Restatement (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference)
3.3	Bylaws (filed as Exhibit (b) to the Company’s Registration Statement on Form N-2 filed on August 16, 2004 (Registration No. 333-118279) and incorporated herein by reference)
4.1	Form of Stock Certificate (filed as Exhibit (d) to the Company’s Pre-Effective Amendment No. 2 to Registration Statement on Form N-2 filed on October 7, 2004 (Registration No. 333-118279) and incorporated herein by reference)
4.2	Dividend Reinvestment Plan (filed as Exhibit (e) to the Company’s Registration Statement on Form N-2 filed on August 16, 2004 (Registration No. 333-118279) and incorporated herein by reference)
10.1	Investment Advisory Agreement between the Company and NGP Investment Advisor, LP (filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference)
10.2	Administration Agreement between the Company and NGP Administration, LLC (filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference)
10.3	Trademark License Agreement between the Company and NGP Energy Capital Management, L.L.C. (formerly known as Natural Gas Partners, L.L.C.) (filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference)
10.4	Form of Indemnity Agreement (filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference)
10.5	Custody Agreement between Registrant and Wells Fargo Bank, N.A. (filed as Exhibit (j)(1) to the Company’s Registration Statement on Form N-2 filed October 15, 2007 (Registration No. 333-146715) and incorporated herein by reference)
10.6	Amendment No. 1 to Custody Agreement between Registrant and Wells Fargo Bank, N.A. (filed as Exhibit (j)(2) to the Company’s Pre-Effective Amendment No. 1 to Registration Statement on Form N-2 filed September 24, 2004 (Registration No. 333-118279) and as Exhibit 10.8 to the Company’s Annual Report on form 10-K on March 13, 2008 and incorporated herein by reference)
10.7	Amendment No. 2 to Custody Agreement between Registrant and Wells Fargo Bank, N.A. (filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K on March 13, 2008 and incorporated herein by reference)
10.8	Amendment No. 3 to Custody Agreement dated as of February 28, 2011, between the Company and Wells Fargo Bank, N.A. (filed as Exhibit (j)(4) to our Amendment No. 1 Registration Statement on Form N-2 filed on April 28, 2011 (Registration No. 333-160923) and incorporated herein by reference)
10.9	Second Amended and Restated Revolving Credit Agreement effective as of December 6, 2011, between the Company, the lenders from time to time party thereto and SunTrust Bank and Comerica Bank (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on December 6, 2011 and incorporated herein by reference)

Exhibits No.	Exhibit
10.10	Treasury Secured Revolving Credit Agreement effective as of March 31, 2011, between the Company, the lenders from time to time party thereto and SunTrust Bank (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on April 6, 2011 and incorporated herein by reference)
10.11	Consent and First Amendment to Treasury Secured Revolving Credit Agreement effective as of March 30, 2012, between the Company, the lenders from time to time party thereto and SunTrust Bank (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q on May 10, 2012 and incorporated herein by reference)
10.12	Second Amendment to Treasury Secured Revolving Credit Agreement effective as of September 25, 2012, between the Company, the lenders from time to time party thereto and SunTrust Bank (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q on November 8, 2012 and incorporated herein by reference)
14.1	Code of Business Conduct and Ethics for members of the Board of Directors, Officers and Employees (filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference)
14.2	Amended and Restated Joint Code of Ethics by and between the Company and NGP Investment Advisor, LP, adopted December 3, 2009 (filed as Exhibit 14.3 to the Company’s Annual Report on Form 10-K on March 31, 2010 and incorporated herein by reference)
16.1	Letter from PricewaterhouseCoopers LLP to the Securities and Exchange Commission dated April 13, 2012 (filed as Exhibit 16.1 to the Company’s Current Report on Form 8-K on April 13, 2012 and incorporated herein by reference)
21.1*	Subsidiaries
31.1*	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Executive Officer
31.2*	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Financial Officer
32.1*	Section 1350 Certification by the Chief Executive Officer
32.2*	Section 1350 Certification by the Chief Financial Officer

*	Filed herewith.