Form 10-Q
period 2013-03-31
NGP Capital Resources Co
filed 2013-05-09
CIK 1297704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

As of May 8, 2013, there were 21,020,077 shares of the registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Amounts)

	March 31,	December 31,
	2013	2012
	(Unaudited)
Assets
Investments in portfolio securities at fair value Control investments - majority owned (cost: $24,516 and $8,140, respectively)	$23,141	$8,608
Affiliate investments (cost: $33,996 and $16,280, respectively)	31,127	13,153
Non-affiliate investments (cost: $186,491 and $193,332, respectively)	176,899	191,853
Total portfolio investments	231,167	213,614
Investments in U.S. Treasury Bills at fair value (cost: $45,999 and $45,996, respectively)	45,999	45,996
Total investments	277,166	259,610
Cash and cash equivalents	30,310	47,655
Accounts receivable and other current assets	1,788	732
Interest receivable	2,538	1,876
Prepaid assets	2,100	2,449
Total current assets	36,736	52,712
Total assets	$313,902	$312,322

Liabilities and net assets
Current liabilities
Accounts payable and accrued expenses	$1,807	$1,372
Management and incentive fees payable	1,367	1,305
Dividends payable	3,363	3,363
Income taxes payable	69	515
Short-term debt	45,000	45,000
Total current liabilities	51,606	51,555
Deferred tax liabilities	-	1
Long-term debt	72,000	59,500
Total liabilities	123,606	111,056
Commitments and contingencies (Note 6)
Net assets
Common stock, $.001 par value, 250,000,000 shares authorized; 21,020,077 shares issued and outstanding	21	21
Paid-in capital in excess of par	251,088	251,088
Undistributed net investment income (loss)	(2,716)	(1,672)
Undistributed net realized capital gain (loss)	(47,376)	(47,148)
Net unrealized appreciation (depreciation) on investments	(10,721)	(1,023)
Total net assets	190,296	201,266
Total liabilities and net assets	$313,902	$312,322
Net asset value per share	$9.05	$9.57

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

(Unaudited)

	For The Three Months Ended March 31,
	2013	2012
Investment income
Interest income:
Control investments - majority owned	$401	$-
Affiliate investments	720	378
Non-affiliate investments	3,633	4,839
Dividend income:
Non-affiliate investments	983	-
Royalty income, net of amortization:
Non-affiliate investments	-	146
Other income	66	256
Total investment income	5,803	5,619
Operating expenses
Interest expense and bank fees	815	334
Management and incentive fees	1,367	1,084
Professional fees, net of legal fees of $1,698 in 2013 related to the ATP bankruptcy (See Note 6)	298	202
Insurance expense	179	180
Other general and administrative expenses	809	841
Total operating expenses	3,468	2,641
Income tax provision (benefit), net	16	12
Net investment income	2,319	2,966
Net realized capital gain (loss) on investments
Control investments - majority owned	-	(30)
Non-affiliate investments	(228)	-
Total net realized capital gain (loss) on investments	(228)	(30)
Net unrealized appreciation (depreciation) on investments
Control investments - majority owned	(1,843)	(150)
Affiliate investments	257	(520)
Non-affiliate investments	(8,113)	1,943
Benefit (provision) for taxes on unrealized appreciation (depreciation) on investments	1	2
Total net unrealized appreciation (depreciation) on investments	(9,698)	1,275
Net increase (decrease) in net assets resulting from operations	$(7,607)	$4,211
Net increase (decrease) in net assets resulting from operations per common share	$(0.36)	$0.19

Dividends declared per common share	$0.16	$0.12
Weighted average shares outstanding - basic and diluted	21,020	21,628

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

(In Thousands)

(Unaudited)

			Paid-in		Undistributed	Net Unrealized
			Capital	Undistributed	Net Realized	Appreciation
	Common Stock		in Excess	Net Investment	Capital	(Depreciation)	Total
	Shares	Amount	of Par	Income (Loss)	Gain (Loss)	on Investments	Net Assets
Balance at December 31, 2012	21,020	$21	$251,088	$(1,672)	$(47,148)	$(1,023)	$201,266
Net increase (decrease) in net assets resulting from operations	-	-	-	2,319	(228)	(9,698)	(7,607)
Dividends declared	-	-	-	(3,363)	-	-	(3,363)
Balance at March 31, 2013	21,020	$21	$251,088	$(2,716)	$(47,376)	$(10,721)	$190,296

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	For The Three Months Ended March 31,
	2013	2012
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(7,607)	$4,211
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Payment-in-kind interest	(529)	(364)
Net amortization of premiums, discounts and fees	4	(472)
Net realized capital loss on investments	228	30
Net unrealized depreciation (appreciation) on investments	9,699	(1,273)
Net deferred income tax provision (benefit)	(1)	(2)
Effects of changes in operating assets and liabilities:
Accounts receivable and other current assets	(1,056)	1,230
Interest receivable	(662)	247
Prepaid assets	349	155
Payables and accrued expenses	51	(239)
Purchase of investments in portfolio securities	(53,847)	(8,444)
Proceeds from redemption of investments in portfolio securities	26,888	23,314
Purchase of investments in U.S. Treasury Bills	(45,999)	-
Proceeds from redemption of investments in U.S. Treasury Bills	46,000	-
Net cash provided by (used in) operating activities	(26,482)	18,393
Cash flows from financing activities
Borrowings under revolving credit facilities	72,000	10,000
Repayments on revolving credit facilities	(59,500)	(50,000)
Dividends paid	(3,363)	(3,893)
Net cash provided by (used in) financing activities	9,137	(43,893)
Net increase (decrease) in cash and cash equivalents	(17,345)	(25,500)
Cash and cash equivalents, beginning of period	47,655	106,570
Cash and cash equivalents, end of period	$30,310	$81,070

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2013

(In Thousands, Except Share Amounts and Percentages)

(Unaudited)

Portfolio Company	Industry Segment	Investment (1)	Principal	Cost	Fair Value (2)
PORTFOLIO INVESTMENTS

Control Investments - Majority Owned (50% or more owned)

Pallas Contour Mining, LLC	Coal Mining	Senior Secured Term Loan	$9,614	$9,662	$9,614
		(12%, due 10/14/2015)
		800 Membership Units representing		-	900
		80% of the common equity (15)

Rubicon Energy Partners,	Oil & Natural Gas	4,000 LLC Units -		-	-
LLC (9)	Production and Development	50% ownership of the assets

Spirit Resources, LLC	Oil & Natural Gas	Tranche A - Senior Secured Term Loan	5,500	5,358	5,500
	Production and Development	(The greater of 8% or LIBOR + 4%,
		due 4/28/2015)
		Tranche B - Senior Secured Term Loan	1,486	1,486	1,486
		(The greater of 15% PIK or LIBOR + 11%,
		due 10/28/2015)
		80,000 Preferred Units representing		8,000	5,166
		100% of the outstanding equity
		3% Overriding Royalty Interest		10	475

Subtotal Control Investments - Majority Owned (50% or more owned)				$24,516	$23,141

Affiliate Investments - (5% to 25% owned)

OCI Holdings, LLC	Home Health Services	Subordinated Note	$15,035	$14,743	$15,035
		(The greater of 11% or LIBOR + 10%
		cash plus 2% PIK, due 8/15/2018)
		NGP/OCI Investments, LLC Class A		2,500	2,610
		Units representing 24.07% ownership
		of OCI Holdings, LLC

Resaca Exploitation, Inc.	Oil & Natural Gas	Senior Unsecured Term Loan	13,391	13,268	13,391
	Production and Development	(9.5% cash, 12% PIK or 14%
		default, due 12/31/2014) (13)
		Common Stock (1,360,972 shares) -		3,235	90
		representing 6.56% of the outstanding
		common stock (3) (8)
		Warrants (10)		250	1

Subtotal Affiliate Investments - (5% to 25% owned)				$33,996	$31,127

Non-affiliate Investments - (Less than 5% owned)

ATP Oil & Gas Corporation	Oil & Natural Gas	Limited Term Royalty Interest		$31,685	$32,062
	Production and Development	(Notional rate of 13.2%) (5)

BP Corporation North America,	Oil & Natural Gas	Put options to sell up to 54,849 Bbls of		151	-
Inc.	Production and Development	crude oil at a strike price of $65.00 per Bbl.
		6 monthly contracts expiring through
		September 30, 2013 (3) (5)

Castex Energy Development	Oil & Natural Gas	Senior Secured Term Loan	27,500	27,179	27,500
Fund, LP	Production and Development	(The greater of 11.5% or LIBOR +
		10.5%, due 12/31/2014)
		Class B LP Units - 5% (12)		0	740

Castex Energy 2005, LP	Oil & Natural Gas	Redeemable Preferred LP Units	50,000	50,043	51,290
	Production and Development	(current pay 8% cash, due 7/1/2016) (14)

Chroma Exploration &	Oil & Natural Gas	12,301 Shares Series A Participating		2,222	-
Production, Inc.	Production and Development	Convertible Preferred Stock (6)
		11,234 Shares Series AA Participating		2,090	27
		Convertible Preferred Stock (6)
		8.11 Shares Common Stock		-	-

Globe BG, LLC	Coal Production	Contingent earn-out related to July 2011 sale		-	60
		of royalty interests in Alden Resources, LLC (11)

GMX Resources, Inc.	Oil & Natural Gas	Senior Secured Second-Priority Notes	12,661	9,452	-
	Production and Development	(9%, due 3/2/2018) (6)

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2013

(In Thousands, Except Share Amounts and Percentages)

(Unaudited)

(Continued)

Portfolio Company	Industry Segment	Investment (1)	Principal	Cost	Fair Value (2)
PORTFOLIO INVESTMENTS – Continued
Non-affiliate Investments - (Less than 5% owned) - Continued
Huff Energy Holdings, Inc.	Oil & Natural Gas	Senior Secured Term Loan	$15,100	$15,100	$15,100
	Production and Development	(The greater of 11% or LIBOR +
		7% , due 4/15/2013) (16)

KOVA International, Inc.	Medical Supplies	Senior Subordinated Notes	9,000	8,823	9,000
	Manufacturing and Distribution	(12.75%, due 8/15/2018)

Midstates Petroleum Company	Oil & Natural Gas	Senior Unsecured Notes	14,000	14,426	15,540
	Production and Development	(10.75%, due 10/1/2020) (3) (5)

Myriant Corporation	Alternative Fuels and	131,741 shares of common stock, representing		419	770
	Specialty Chemicals	0.56% of the outstanding common shares
		Warrants (7)		49	60

Talos Production, LLC	Oil & Natural Gas	Senior Unsecured Notes
	Production and Development	(9.75%, due 2/15/2018) (3)	25,000	24,852	24,750

Subtotal Non-affiliate Investments - (Less than 5% owned)				$186,491	$176,899
Subtotal Portfolio Investments (83.4% of total investments)				$245,003	$231,167

GOVERNMENT SECURITIES
U.S. Treasury Bills (4)			$46,000	$45,999	$45,999
Subtotal Government Securities (16.6% of total investments)				$45,999	$45,999

TOTAL INVESTMENTS				$291,002	$277,166

(See accompanying notes to consolidated financial statements)

 NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2013

(Unaudited)

(Continued)

NOTES TO CONSOLIDATED SCHEDULE OF INVESTMENTS

(1)	All of our portfolio investments are collateral for obligations under our Investment Facility. Our investments in U.S. Treasury Bills are collateral for obligations under our Treasury Facility. See Note 3 of Notes to Consolidated Financial Statements. Percentages represent interest rates in effect at the end of the period and due dates represent the contractual maturity dates. Warrants, common stocks, units, commodity derivative instruments and earn-outs are non-income producing securities, unless otherwise stated.
(2)	Our Board of Directors determines, in good faith, the final estimates of fair value of our investments. Fair value estimates are determined using unobservable inputs (Level 3 hierarchy), unless otherwise stated.
(3)	Fair value estimate is determined using prices with observable market inputs (Level 2 hierarchy). See Note 7 of Notes to Consolidated Financial Statements.
(4)	Fair value is determined using prices for identical securities in active markets (Level 1 hierarchy). See Note 7 of Notes to Consolidated Financial Statements.
(5)	We have determined that this investment is not a "qualifying asset" under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. We monitor the status of these assets on an ongoing basis.
(6)	Non-accrual status.
(7)	Myriant Corporation warrants expire on August 15, 2015 and provide us the right to purchase 32,680 shares of Myriant Corporation common stock at a purchase price of $10.00 per share.
(8)	Resaca Exploitation, Inc., or Resaca, stock is listed on the Alternative Investment Market of the London Stock Exchange, denominated in British pounds and its reported fair value at March 31, 2013 has been converted to U.S. dollars.
(9)	Assets of this portfolio company have been sold. The legal entity, in which we retain an equity interest, is in the process of dissolution.
(10)	Resaca warrants expire 10 business days following termination of the credit agreement and entitle us to purchase up to 2,420,000 shares of Resaca common stock at a purchase price of $1.92 per share.
(11)	Contingent payment of up to $6.8 million is dependent upon Alden Resources, LLC’s ability to achieve certain sales volume and operating efficiency levels during the three year period ending July 2014.
(12)	Lenders were granted 10% (5% net to us) of the LP interest in Castex Energy Development Fund, or Castex EDF, via Class B LP units that will become effective at the earlier of maturity or a liquidity event in which the Castex EDF assets are sold.
(13)	In March 2012, Resaca received a default notice from the agent for its Senior Unsecured Term Loan, regarding the violation of two financial covenants. Beginning March 2, 2012, the applicable interest rate under this loan is 14% as long as the covenant violation persists.
(14)	Upon redemption, we will receive the outstanding face amount plus an option to elect to receive either: a) a cash payment resulting in a total 12% IRR (inclusive of the 8% cash distributions) or b) our pro rata share of 2% of the outstanding regular limited partner interests in Castex 2005 LP (0.67% net to us).
(15)	The fair value of our Pallas Contour Mining, LLC membership units also includes the value attributable to our ownership of 800 membership units in Pallas Augering Mining, LLC. The assets and equity interests of Pallas Augering Mining, LLC are in the process of being merged into Pallas Contour Mining, LLC.
(16)	In April 2013, we agreed to extend the maturity date of this term loan to July 10, 2013 in exchange for a $0.1 million fee and principal repayment of $0.5 million.

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2012

(In Thousands, Except Share Amounts and Percentages)

Portfolio Company	Industry Segment	Investment (1)	Principal	Cost	Fair Value (2)
PORTFOLIO INVESTMENTS

Control Investments - Majority Owned (50% or more owned)
Pallas Contour Mining, LLC	Coal Mining	Senior Secured Term Loan	$8,108	$8,140	$8,108
		(12%, due 10/14/2015)
		800 Membership Units representing		-	500
		80% of the common equity

Rubicon Energy Partners,	Oil & Natural Gas	4,000 LLC Units -
LLC (10)	Production and Development	50% ownership of the assets		-	-

Subtotal Control Investments - Majority Owned (50% or more owned)				$8,140	$8,608

Affiliate Investments - (5% to 25% owned)

Resaca Exploitation, Inc.	Oil & Natural Gas	Senior Unsecured Term Loan	$12,933	$12,795	$12,933
	Production and Development	(9.5% cash, 12% PIK or 14%
		default, due 12/31/2014) (15)
		Common Stock (1,360,972 shares) -		3,235	210
		representing 6.56% of the outstanding
		common stock (3) (8)
		Warrants (11)		250	10

Subtotal Affiliate Investments - (5% to 25% owned)				$16,280	$13,153

Non-affiliate Investments - (Less than 5% owned)

ATP Oil & Gas Corporation	Oil & Natural Gas	Limited Term Royalty Interest		$36,614	$37,026
	Production and Development	(Notional rate of 13.2%) (5)

BP Corporation North America,	Oil & Natural Gas	Put options to sell up to 83,048 Bbls of		245	9
Inc.	Production and Development	crude oil at a strike price of $65.00 per Bbl.
		9 monthly contracts expiring through
		September 30, 2013 (3) (5)

Castex Energy Development	Oil & Natural Gas	Senior Secured Term Loan	27,500	27,141	27,500
Fund, LP	Production and Development	(The greater of 11.5% or LIBOR +
		10.5%, due 12/31/2014)
		Castex Class B Units - 5% (14)		0	910

Castex Energy 2005, LP	Oil & Natural Gas	Redeemable Preferred LP Units	50,000	50,046	51,180
	Production and Development	(current pay 8% cash, due 7/1/2016) (16)

Chroma Exploration &	Oil & Natural Gas	12,301 Shares Series A Participating		2,222	-
Production, Inc.	Production and Development	Convertible Preferred Stock (6)
		11,234 Shares Series AA Participating		2,090	43
		Convertible Preferred Stock (6)
		8.11 Shares Common Stock		-	-

EP Energy, LLC	Oil & Natural Gas	Senior Unsecured Notes	10,000	10,000	11,338
	Production and Development	(9.375%, due 5/1/2020) (3)

Globe BG, LLC	Coal Production	Contingent earn-out related to July 2011 sale		-	240
		of royalty interests in Alden Resources, LLC (13)

GMX Resources, Inc.	Oil & Natural Gas	Senior Secured Second-Priority Notes	12,661	9,452	7,407
	Production and Development	(9%, due 3/2/2018)
		2,975,098 Shares Common Stock (4)		2,317	1,488

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2012

(In Thousands, Except Share Amounts and Percentages)

(Continued)

Portfolio Company	Industry Segment	Investment (1)	Principal	Cost	Fair Value (2)
PORTFOLIO INVESTMENTS – Continued
Non-affiliate Investments - (Less than 5% owned) - Continued
Huff Energy Holdings, Inc.	Oil & Natural Gas	Senior Secured Term Loan	$15,100	$15,100	$15,100
	Production and Development	(The greater of 11% or LIBOR +
		7% , due 4/15/2013) (9)

Midstates Petroleum Company, Inc.	Oil & Natural Gas	Senior Subordinated Notes	14,000	14,435	14,875
	Production and Development	(10.75%, due 10/1/2020) (3) (5)

Myriant Corporation	Alternative Fuels and	131,741 shares of common stock, representing		419	770
	Specialty Chemicals	0.56% of the outstanding common shares
		Warrants (7)		49	110

Southern Pacific Resource Corp.	Oil & Natural Gas	Second Lien Term Loan	9,740	9,850	9,837
	Production and Development	(The greater of 10.5% or LIBOR + 8.5% or
		the greater of 10.5% or Prime + 7.5%,
		due 1/07/2016) (5)

Spirit Resources, LLC	Oil & Natural Gas	Senior Secured Term Loan	13,500	13,327	13,500
	Production and Development	(The greater of 12% or LIBOR + 8%,
		due 4/27/2015)
		Warrants (12)		25	520

Subtotal Non-affiliate Investments - (Less than 5% owned)				$193,332	$191,853
Subtotal Portfolio Investments (82.27% of total investments)				$217,752	$213,614

GOVERNMENT SECURITIES
U.S. Treasury Bills (4)			$46,000	$45,996	$45,996
Subtotal Government Securities (17.73% of total investments)				$45,996	$45,996

TOTAL INVESTMENTS				$263,748	$259,610

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2012

(Continued)

NOTES TO CONSOLIDATED SCHEDULE OF INVESTMENTS

(1)	All of our portfolio investments are collateral for obligations under our Investment Facility. Our investments in U.S. Treasury Bills are collateral for obligations under our Treasury Facility. See Note 3 of Notes to Consolidated Financial Statements. Percentages represent interest rates in effect at the end of the period and due dates represent the contractual maturity dates. Warrants, common stocks, units, commodity derivative instruments and earn-outs are non-income producing securities, unless otherwise stated.
(2)	Our Board of Directors determines, in good faith, the final estimates of fair value of our investments. Fair value estimates are determined using unobservable inputs (Level 3 hierarchy), unless otherwise stated.
(3)	Fair value estimate is determined using prices with observable market inputs (Level 2 hierarchy). See Note 7 of Notes to Consolidated Financial Statements.
(4)	Fair value is determined using prices for identical securities in active markets (Level 1 hierarchy). See Note 7 of Notes to Consolidated Financial Statements.
(5)	We have determined that this investment is not a "qualifying asset" under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. We monitor the status of these assets on an ongoing basis.
(6)	Non-accrual status.
(7)	Myriant Corporation warrants expire on August 15, 2015 and provide us the right to purchase 32,680 shares of Myriant Corporation common stock at a purchase price of $10.00 per share.
(8)	Resaca Exploitation, Inc., or Resaca, stock is listed on the Alternative Investment Market of the London Stock Exchange, denominated in British pounds and its reported fair value at December 31, 2012 has been converted to U.S. dollars.
(9)	The Black Pool Energy Partners, LLC, or Black Pool, Term Loan originally matured on October 24, 2011 without repayment. On September 21, 2012, we, Black Pool and Huff Energy Holdings, Inc., or HEH, executed an amendment (effective July 31, 2012) whereby HEH unconditionally assumed the Black Pool Term Loan and became the new borrower.
(10)	Assets of this portfolio company have been sold. The legal entity, in which we retain an equity interest, is in the process of dissolution.
(11)	Resaca warrants expire 10 business days following termination of the credit agreement and entitle us to purchase up to 2,420,000 shares of Resaca common stock at a purchase price of $1.92 per share.
(12)	Spirit Resources, LLC penny warrants expire five years after repayment of principal and interest and entitle us to acquire 33% of the Units of Membership Interest.
(13)	Contingent payment of up to $6.8 million is dependent upon Alden Resources, LLC’s ability to achieve certain sales volume and operating efficiency levels during the three year period ending July 2014.
(14)	Lenders were granted 10% (5% net to us) of the LP interest in Castex Energy Development Fund, or Castex EDF, via Class B LP units that will become effective at the earlier of maturity or a liquidity event in which the Castex EDF assets are sold.
(15)	In March 2012, Resaca received a default notice from the agent for its Senior Unsecured Term Loan, regarding the violation of two financial covenants. Beginning March 2, 2012, the applicable interest rate under this loan is 14% as long as the covenant violation persists.
(16)	Upon redemption, we will receive the outstanding face amount plus an option to elect to receive either: a) a cash payment resulting in a total 12% IRR (inclusive of the 8% cash distributions) or b) our pro rata share of 2% of the outstanding regular limited partner interests in Castex 2005 LP (0.67% net to us).

(See accompanying notes to consolidated financial statements)

   NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED FINANCIAL HIGHLIGHTS

(Unaudited)

	For The Three Months Ended March 31,
Per Share Data (1)	2013	2012
Net asset value, beginning of period	$9.57	$9.26
Net investment income	0.11	0.14
Net realized and unrealized gain (loss) on investments (2)	(0.47)	0.05
Net increase (decrease) in net assets resulting from operations	(0.36)	0.19
Dividends declared	(0.16)	(0.12)
Net asset value, end of period	$9.05	$9.33

Market value, beginning of period	$7.22	$7.19
Market value, end of period	$7.11	$6.55
Market value return (3)	0.7%	(7.2)%
Net asset value return (3)	(3.3)%	2.7%

Ratios and Supplemental Data
($ and shares in thousands)
Net assets, end of period	$190,296	$201,882
Average net assets	$199,103	$201,074
Common shares outstanding end of period	21,020	21,628
Net investment income/average net assets (4)	4.7%	5.9%
Portfolio turnover rate (5)	12.3%	6.0%
Total operating expenses/average net assets (4) (6)	7.1%	5.3%
Net increase (decrease) in net assets resulting from operations/average net assets (4)	(15.5)%	8.4%

Expense Ratios (as a percentage of average net assets) (4)
Interest expense and bank fees	1.7%	0.7%
Management and incentive fees	2.8%	2.2%
Other operating expenses (6)	2.6%	2.4%
Total operating expenses (6)	7.1%	5.3%

(1)	Per Share Data is based on weighted average number of common shares outstanding for the period.
(2)	May include a balancing amount necessary to reconcile the change in net asset value per share with other per share information presented. This amount may not agree with the aggregate gains and losses for the period because the difference in the net asset value at the beginning and end of the period may not equal the per share changes of the line items disclosed.
(3)	Return calculations assume reinvestment of dividends and are not annualized.
(4)	Annualized.
(5)	Portfolio turnover rate for the quarter ended March 31, 2012 has been corrected from 11.6%.
(6)	Net of legal fee reimbursements of $1.7 million in 2013. Excluding these legal fee reimbursements, other operating expense ratio and total operating expense ratios would have been 6.1% and 10.5%, respectively, for the three months ended March 31, 2013.

NGP CAPITAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

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

We prepare the interim consolidated financial statements, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC. We omit certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, pursuant to such rules and regulations.  We believe we include all adjustments, which are of a normal recurring nature, so that these financial statements fairly present our financial position, results of operations and cash flows.  Interim results are not necessarily indicative of results for a full year.  You should read these unaudited consolidated financial statements in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

	Per Share
Declaration Date	Amount	Record Date	Payment Date
March 19, 2012	$0.12	April 2, 2012	April 9, 2012
June 12, 2012	0.13	June 29, 2012	July 9, 2012
September 11, 2012	0.16	September 28, 2012	October 8, 2012
December 11, 2012	0.16	December 28, 2012	January 7, 2013
March 18, 2013	0.16	March 29, 2013	April 8, 2013

Note 3:  Credit Facilities and Borrowings

On December 6, 2011, we entered into a $72.0 million Amended and Restated Revolving Credit Agreement, or the Investment Facility.  The total amount outstanding under the Investment Facility was $72.0 million and $59.5 million, as of March 31, 2013 and December 31, 2012, respectively.  Substantially all of our assets except our investments in U.S. Treasury Bills are collateral for the obligations under the Investment Facility.  The Investment Facility matures on August 31, 2014, and bears interest, at our option, at either (i) LIBOR plus 325 to 475 basis points, or (ii) the base rate plus 225 to 375 basis points, both based on our amounts outstanding.  As of March 31, 2013, the weighted average interest rate on our outstanding balance of $72.0 million was 4.6%.  We repaid $23.5 million of this balance in April 2013.  As of March 31, 2013, there was no additional amount available for borrowing under the Investment Facility.

On March 31, 2011, we entered into a $30.0 million Treasury Secured Revolving Credit Agreement, or the Treasury Facility, which can only be used to purchase U.S. Treasury Bills. Proceeds from the Treasury Facility facilitate the growth of our investment portfolio and provide flexibility in the sizing of our portfolio investments.  On September 25, 2012, we entered into a second amendment to the Treasury Facility which increased the aggregate commitment amount from $30.0 million to $45.0 million. As amended, the Treasury Facility matures on September 25, 2013 and bears interest, at our option, at either (i) LIBOR plus 100 basis points or (ii) the base rate.  We have the right at any time to prepay the loans, in whole or in part, without premium or penalty.  As of March 31, 2013, we had $45.0 million outstanding and no additional amount available for borrowing under the Treasury Facility, and the interest rate on our outstanding balance was 1.24% (LIBOR plus 100 basis points).

The Investment Facility and Treasury Facility contain affirmative and reporting covenants and certain financial ratio and restrictive covenants that apply to our subsidiaries and us.  We complied with these covenants as of March 31, 2013 and had no existing defaults or events of default under either facility.  The most restrictive covenants are:

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

Incentive Fee:   The incentive fee under the Investment Advisory Agreement consists of two parts. We calculate the first part of the incentive fee, the Investment Income Incentive Fee, as 20% of the excess, if any, of our net investment income for the quarter that exceeds a quarterly hurdle rate equal to 2% (8% annualized) of our net assets.  We calculate and pay this Investment Income Incentive Fee quarterly in arrears.  For the purpose of this fee calculation, net investment income means interest income, dividend income, royalty income and any other income (including any other fees, such as commitment, origination, syndication, structuring, diligence, managerial assistance, monitoring, and consulting fees or other fees that we receive from portfolio companies) accrued during the fiscal quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement, and interest expense, but excluding the incentive fee).   Accordingly, we may pay an incentive fee based partly on accrued interest, the collection of which is uncertain or deferred.  Net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, or OID, debt instruments with payment-in-kind interest and zero coupon securities), accrued income that we have not yet received in cash.  Net investment income does not include any realized capital gains, realized capital losses, or unrealized capital appreciation or depreciation.  For the three-month periods ended March 31, 2013 and 2012, we did not incur any Investment Income Incentive Fees.

We calculate the second part of the incentive fee, the Capital Gains Fee, as (1) 20% of (a) our net realized capital gains (realized capital gains less realized capital losses) on a cumulative basis from the closing date of our initial public offering to the end of such fiscal year, less (b) any unrealized capital depreciation at the end of such fiscal year, less (2) the aggregate amount of all Capital Gains Fees paid to our Manager in prior fiscal years.  We determine and pay the Capital Gains Fee in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date).  For accounting purposes only, in order to reflect the theoretical Capital Gains Fee that would be payable for a given period as if all unrealized capital gains were realized, we accrue a Capital Gains Fee as described above (in accordance with the terms of the Investment Advisory Agreement), plus 20% of unrealized capital gains on investments held at the end of such period. It should be noted that the portion of the accruals for the Capital Gains Fees attributable to unrealized capital gains will not necessarily be payable under the Investment Advisory Agreement, and may never be paid based on the computation of Capital Gains Fees in subsequent periods.  As of March 31, 2013, we had cumulative net capital losses of $73.9 million and cumulative net unrealized capital depreciation of $10.7 million.  We did not incur or pay any Capital Gains Fees for the three-month periods ended March 31, 2013 and 2012.

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

We owed $236,000 and $299,000 to our Administrator as of March 31, 2013 and December 31, 2012, respectively, for expenses incurred on our behalf for the final month of the respective quarterly period.  We include these amounts in accounts payable and accrued expenses. Our Board of Directors originally approved the Administration Agreement on November 9, 2004.  Our Board of Directors and a majority of our independent directors must approve the continuation of the Administration Agreement at least annually.  On October 30, 2012, our Board of Directors, including all of the independent directors, approved an extension of the Administration Agreement through November 9, 2013.

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

Certain of our wholly-owned subsidiaries, or Taxable Subsidiaries, have elected to be taxed as corporations for federal income tax purposes.  The Taxable Subsidiaries hold certain of our portfolio investments and are consolidated for financial reporting purposes, but not for income tax reporting purposes.  These Taxable Subsidiaries permit us to hold equity investments in portfolio companies that are “pass through” entities for tax purposes, in order to comply with the “source income” requirements contained in the RIC tax regulations.  The Taxable Subsidiaries may generate net income tax expense or benefit, which is reflected on our consolidated statements of operations.

Note 6:  Commitments and Contingencies

As of March 31, 2013, we had investments in or commitments to fund investments in 15 portfolio companies totaling $254.5 million.  Of this total, $250.1 million was outstanding and $4.4 million remained committed and available to fund. Generally, these commitments have fixed expiration dates, and we may not fund the entire $4.4 million of commitments before they expire.  We do not report the unused portions of these commitments on our consolidated balance sheets.

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

ATP Litigation. On August 17, 2012, ATP Oil & Gas Corporation, or ATP, filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code, and received authorization to incur debtor-in-possession financing of approximately $600 million. We own limited term overriding royalty interests, or ORRIs, in certain offshore oil and gas producing properties operated by ATP.  On August 23, 2012, the bankruptcy judge presiding over ATP’s case signed an order (Docket No. 191) allowing ATP to pay amounts received after August 17, 2012 to those parties entitled to receive them, including the ORRI holders, provided that the owners of the ORRIs execute the Disgorgement Agreement providing for the repayment to ATP of any amounts that the bankruptcy court later finds to have been inappropriately paid.  We executed the Disgorgement Agreement and began receiving monthly distributions in September 2012 from ATP of our share of production proceeds received by ATP after August 17, 2012. As of March 31, 2013, our unrecovered investment was $32.1 million, and we had received aggregate production payments of $15.1 million subject to the Disgorgement Agreement. In addition, as of March 31, 2013, we had incurred legal and consulting fees totaling $1.7 million in connection with the enforcement of our rights under the ORRIs, which will ultimately be added to the unrecovered investment balance under the terms of the ORRI agreements. These legal and consulting fees, totaling $1.7 million and $0.6 million as of March 31, 2013 and December 31, 2012, respectively, are included in accounts receivable and other current assets on our consolidated balance sheets.

On October 17, 2012, we filed a lawsuit against ATP in the U.S. Bankruptcy Court, seeking a declaration that the ORRIs are valid, fully enforceable, and not voidable.  ATP filed an answer and counterclaim in which it (a) denies that the ORRIs are valid and enforceable, (b) seeks a declaration that (i) the ORRIs are a financing agreement and not a true sale and (ii) the ORRIs are executory contracts that are subject to rejection under 11 U.S.C. Sec. 365, and (c) seeks disgorgement from us of amounts paid to us since August 17, 2012, the date of filing of ATP’s Chapter 11 proceeding.  This lawsuit is currently pending and trial is scheduled for July 25, 2013.  We intend to vigorously defend our position that the ORRIs constitute real property interests and are fully valid and enforceable pursuant to their terms.

Separately, the Official Committee of Unsecured Creditors of ATP (the “Committee”) filed a motion (the “Motion”) requesting authority from the U.S. Bankruptcy Court to be allowed to bring a fraudulent transfer action against us, in which the Committee seeks to allege that (a) ATP was insolvent at the time of the assignment of the ORRIs to us, (b) that ATP received less than fair value from us in exchange for the assignments of the ORRIs and (c) as a result, the assignments should be set aside.  The Company vigorously denies these allegations and opposes the Motion.  The Motion has been abated until further notice.

On April 23, 2013, the Department of the Interior, on behalf of the Bureau of Safety and Environmental Enforcement, issued an order directing that the wells on the Gomez properties be shut in and that operations cease. Operations and production ceased on the Gomez properties on April 30, 2013. As a result of the shut-in of the Gomez wells, our cash flows attributable to the ORRIs will be negatively affected.

GMX Resources, Inc. On April 1, 2013, GMX Resources, or GMX, and certain of its affiliates filed petitions for relief under Chapter 11 of the U.S. Bankruptcy Code. In connection with its bankruptcy filing, GMX announced that it is pursuing an asset purchase agreement with certain senior first-lien creditors to acquire substantially all of GMX’s operating assets and undeveloped acreage. Once the contemplated asset purchase agreement with such senior creditors is finalized, the sale would then be subject to a public auction, pursuant to procedures to be approved by the Bankruptcy Court. We hold $12.7 million face amount of GMX’s Senior Secured Second-Priority Notes due 2018 (the “GMX 2018 Notes”), which are subordinate to the debt held by the senior creditors mentioned above. As a result of these proceedings, we reduced the estimated fair value of our investment in the GMX 2018 Notes from $7.4 million as of December 31, 2012 to zero as of March 31, 2013.

Note 7:  Fair Value

Investments consisted of the following as of March 31, 2013 and December 31, 2012:

	March 31, 2013				December 31, 2012
		% of		% of		% of		% of
(Dollar amounts in thousands)	Cost	Total	Fair Value	Total	Cost	Total	Fair Value	Total
Portfolio investments
Senior secured debt	$58,785	20.2%	$59,200	21.4%	$63,708	24.2%	$64,208	24.7%
Subordinated debt	85,564	29.4%	77,716	28.0%	56,532	21.4%	56,390	21.8%
Limited term royalties	31,685	10.9%	32,062	11.6%	36,614	13.9%	37,026	14.3%
Contingent earn-out	-	0.0%	60	0.0%	-	0.0%	240	0.1%
Commodity derivative instruments	151	0.0%	-	0.0%	245	0.1%	9	0.0%
Royalty interests	10	0.0%	475	0.2%	-	0.0%	-	0.0%
Redeemable preferred units	50,043	17.2%	51,290	18.5%	50,046	19.0%	51,180	19.7%
Equity securities
Membership and partnership units	10,919	3.8%	10,186	3.7%	419	0.2%	1,680	0.6%
Participating preferred stock	4,312	1.5%	27	0.0%	4,312	1.6%	43	0.0%
Common stock	3,235	1.1%	90	0.0%	5,552	2.1%	1,698	0.7%
Warrants	299	0.1%	61	0.0%	324	0.1%	1,140	0.4%
Total equity securities	18,765	6.5%	10,364	3.7%	10,607	4.0%	4,561	1.7%
Total portfolio investments	245,003	84.2%	231,167	83.4%	217,752	82.6%	213,614	82.3%
Government securities
U.S. Treasury Bills	45,999	15.8%	45,999	16.6%	45,996	17.4%	45,996	17.7%
Total investments	$291,002	100.0%	$277,166	100.0%	$263,748	100.0%	$259,610	100.0%

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

•	Investment Team Valuation. The investment professionals of our Manager prepare fair value estimates for each investment.

•	Investment Team Valuation Documentation. The investment team documents and discusses its preliminary fair value estimates with senior management of our Manager.

•	Presentation to Valuation Committee. Senior management presents the valuation analyses and fair value estimates to the Valuation Committee of our Board of Directors.

•	Third Party Valuation Activity. The Valuation Committee and our Board of Directors, in their discretion, may retain an independent valuation firm to review any or all of the valuation analyses and fair value estimates provided by the investment team of our Manager. The Valuation Committee has not retained an independent valuation firm in connection with any fair value estimates during the three months ended March 31, 2013 or the year ended December 31, 2012.

•	Board of Directors and Valuation Committee. The Board of Directors and Valuation Committee review and discuss the valuation analyses and fair value estimates provided by the investment team of our Manager and the analysis of the independent valuation firm, if applicable.

•	Final Valuation Determination. Our Board of Directors discusses the fair value estimates recommended by the Valuation Committee and determines the fair value of each investment in our portfolio, in good faith, based on the input of the investment team of our Manager, our Valuation Committee and the independent valuation firm, if any.

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

Royalty Interests:   We record our investments in overriding royalty interests at fair value based on a multiple of cash flows generated by such investments, multiples from transactions involving the sale of comparable assets and/or the discounted value of expected future net cash flows from such investments, adjusted for lack of marketability due to the illiquid nature or other restrictions on the sale of our investment. We derive appropriate cash flow multiples from the review of comparable transactions involving similar assets. We derive the discounted value of future net cash flows, when appropriate, from third party valuations of a portfolio company’s assets, such as engineering reserve reports of oil and natural gas properties. A significant increase (decrease) in the cash flow multiple, or a significant decrease (increase) in the discount for lack of marketability, for a particular investment may result in a higher (lower) fair value for that investment.

Contingent Earn-Out: Our contingent earn-out investment resulted from the sale of our investment in Alden Resources, LLC to Globe BG, LLC (“Globe”) in July 2011. The amount of the payment, up to $6.8 million, is based on a formula involving the number of clean tons of coal produced multiplied by the difference between the company’s cost of production in 2010 and the cost of production during the optimal consecutive twelve-month period during the three-year period ending July 2014. We based our valuation of the earn-out on a weighted average of the discounted value of the earn-out payment computed under twenty scenarios with various production and production cost assumptions. A significant increase (decrease) in production, a significant decrease (increase) in cost of production, or a significant decrease (increase) in the discount rate may result in a higher (lower) value of the earn-out.

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

Fair value accounting classifies financial assets and liabilities in their entirety based on the lowest level of input that is significant to the estimated fair value measurement. Our assessment of the significance of a particular input to the estimated fair value measurement requires judgment, and may affect the valuation assets and liabilities and their placement within the fair value hierarchy levels.   We did not have any liabilities measured at fair value at March 31, 2013 or December 31, 2012. The following tables set forth our financial assets by level within the fair value hierarchy that we accounted for at fair value as of March 31, 2013 and December 31, 2012.

	Fair Value Measurements as of March 31, 2013
	(In Thousands)
		Quoted	Prices with
		Prices	Observable
		in Active	Market	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Portfolio investments
Control investments - majority owned
Senior secured debt	$16,600	$-	$-	$16,600
Royalty interests	475	-	-	475
Equity securities	6,066	-	-	6,066
Total control investments - majority owned	23,141	-	-	23,141
Affiliate investments
Subordinated debt	28,426	-	-	28,426
Equity securities	2,701	-	90	2,611
Total affiliate investments	31,127	-	90	31,037
Non-affiliate investments
Senior secured debt	42,600	-	-	42,600
Subordinated debt	49,290	-	40,290	9,000
Limited term royalties	32,062	-	-	32,062
Contingent earn-out	60	-	-	60
Commodity derivative instruments	-	-	-	-
Redeemable preferred units	51,290	-	-	51,290
Equity securities	1,597	-	-	1,597
Total non-affiliate investments	176,899	-	40,290	136,609
Total portfolio investments	231,167	-	40,380	190,787
Government securities
U.S. Treasury Bills	45,999	45,999	-	-
Total investments	$277,166	$45,999	$40,380	$190,787

	Fair Value Measurements as of December 31, 2012
	(In Thousands)
		Quoted	Prices with
		Prices	Observable
		in Active	Market	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Portfolio investments
Control investments - majority owned
Senior secured debt	$8,108	$-	$-	$8,108
Equity securities	500	-	-	500
Total control investments - majority owned	8,608	-	-	8,608
Affiliate investments
Subordinated debt	12,933	-	-	12,933
Equity securities	220	-	210	10
Total affiliate investments	13,153	-	210	12,943
Non-affiliate investments
Senior secured debt	56,100	-	-	56,100
Subordinated debt	43,457	-	26,213	17,244
Limited term royalties	37,026	-	-	37,026
Contingent earn-out	240	-	-	240
Commodity derivative instruments	9	-	9	-
Redeemable preferred units	51,180	-	-	51,180
Equity securities	3,841	1,488	-	2,353
Total non-affiliate investments	191,853	1,488	26,222	164,143
Total portfolio investments	213,614	1,488	26,432	185,694
Government securities
U.S. Treasury Bills	45,996	45,996	-	-
Total investments	$259,610	$47,484	$26,432	$185,694

The following tables present roll-forwards of the changes in the estimated fair value during the three-month periods ended March 31, 2013 and 2012 for all investments for which we determine estimated fair value using unobservable (Level 3) factors.  During the three-month period ended March 31, 2013, our investment in Spirit Resources, LLC changed from a Non-Affiliate investment to a Control-Majority Owned investment. During the three-month period ended March 31, 2012, none of the investments in portfolio companies changed between the categories of Control Investments – Majority Owned, Affiliate Investments and Non-Affiliate Investments and there were no transfers between Levels 3, 2 or 1 during the three-month periods ended March 31, 2013 and 2012.

Fair Value Measurements For The Three Months Ended March 31, 2013, Using Unobservable Inputs (Level 3)

(Dollar Amounts in Thousands)

			Net Profits
	Senior Secured	Subordinated	Interests, Royalty
	Debt and	Debt and	Interests
	Limited Term	Redeemable	and Equity	Contingent	Total
	Royalties	Preferred Units	Securities	Earn-out	Investments
Fair value at December 31, 2012	$101,234	$81,357	$2,863	$240	$185,694
Total gains, (losses) and amortization:
Net unrealized gains (losses)	(118)	(6,828)	(2,599)	(180)	(9,725)
Net amortization of premiums, discounts and fees	86	18	-	-	104
New investments, repayments and settlements, net:
New investments	2,989	23,524	2,485	-	28,998
Restructuring	(8,000)	-	8,000	-	-
Payment-in-kind	36	493	-	-	529
Repayments and settlements	(4,965)	(9,848)	-	-	(14,813)
Fair value at March 31, 2013	$91,262	$88,716	$10,749	$60	$190,787

Of the $9.7 million in net unrealized losses presented in the table above, $9.3 million was attributable to assets we held at March 31, 2013. We present net unrealized gains (losses) on our consolidated statements of operations as “Net unrealized appreciation (depreciation) on investments.”

Fair Value Measurements For The Three Months Ended March 31, 2012, Using Unobservable Inputs (Level 3)

(Dollar Amounts in Thousands)

			Net Profits
	Senior Secured	Subordinated	Interests, Royalty
	Debt and	Debt and	Interests
	Limited Term	Redeemable	and Equity	Contingent	Total
	Royalties	Preferred Units	Securities	Earn-out	Investments
Fair value at December 31, 2011	$113,511	$11,265	$7,294	$3,270	$135,340
Total gains, (losses) and amortization:
Net realized gains (losses)	-	-	(30)	-	(30)
Net unrealized gains (losses)	(522)	(105)	1,483	100	956
Net amortization of premiums, discounts and fees	199	11	(22)	-	188
New investments, repayments and settlements, net:
New investments	800	7,227	-	-	8,027
Payment-in-kind	-	364	-	-	364
Repayments and settlements	(20,145)	(18)	(3,152)	-	(23,315)
Fair value at March 31, 2012	$93,843	$18,744	$5,573	$3,370	$121,530

All of the $1.0 million in net unrealized gains presented in the table above was attributable to assets we held at March 31, 2012.

The following table summarizes the significant unobservable inputs in the fair value measurements of our Level 3 investments by category of investment and valuation technique as of March 31, 2013.

	Fair Value
	as of		Significant
	March 31, 2013	Valuation	Unobservable	Range of	Weighted
Type of Investment	(in thousands)	Technique	Inputs	Inputs	Average
Senior debt securities and
limited term royalties	$91,262	Discounted cash flow	Discount rate	8.0% - 15.0%	11.9%

Subordinated debt securities
and redeemable preferred units	88,716	Discounted cash flow	Discount rate	10% - 20%	13.9%
		Market comparables	Reserve multiples (1)	$9.00 - $15.00	$12.67
			Production multiples (2)	$24.00 - $83.00	$39.04
			EBITDA multiples	3.0x - 9.0x	5.13	x

	88,716

Royalty interests and equity	9,443	Discounted cash flow	Discount rate	10% - 20%	19.4%
securities		Market comparables	Reserve multiples (1)	$6.00 - $15.00	$11.94
			Discount for lack of marketability	20% - 40%	22.6%
			EBITDA multiples	3.0x - 8.0x	5.1	x
	831	Option pricing model	Implied volatility	69% - 88%	73.6%
			Discount for lack of marketability	40%	40%
			Discount for potential dilution	30%	30%
	475	Market comparables	Cash flow multiples	6.0x - 8.0x	7.0	x
			Discount rate	10% - 20%	15.0%

	10,749

Contingent earn-out	60	Discounted cash flow	Estimated annual coal production (3)	414 - 632	496
			Cost of production per ton	$88 - $130	$106
			Discount rate	20%	20%

	$190,787

(1)	Based on recent comparable transactions involving similar assets, expressed as price per unit of equivalent barrel of oil in proved reserves.
(2)	Based on recent comparable transactions involving similar assets, expressed as price per daily production of equivalent barrel of oil in proved reserves.
(3)	In thousands of tons.

Note 8: Commodity Derivative Instruments

We use commodity derivative instruments from time to time to manage our exposure to commodity price fluctuations. We use all of our derivatives for risk management purposes and do not hold any amounts for speculative or trading purposes. These contracts generally consist of options contracts on underlying commodities. We do not designate these instruments as hedging instruments for financial accounting purposes and, as a result, we recognize the change in the instruments’ fair value currently on the consolidated statement of operations as net increase (decrease) in unrealized appreciation (depreciation) on investments. As shown on our consolidated schedule of investments at March 31, 2013, we had oil put options expiring from April 2013 through September 2013 with an aggregate cost and fair value of $151,000 and $0, respectively.

	For the Three Months Ended March 31,
(In thousands)	2013	2012

Unrealized gains (losses) on commodity derivatives	$84	$(383)
Realized gains (losses) on commodity derivatives	(94)	-

Net gain (losses) on commodity derivative instruments	$(10)	$(383)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following analysis of our financial condition and results of operations in conjunction with management’s discussion and analysis contained in our 2012 Annual Report on Form 10-K, as well as our consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q.

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

Our investment objective is to generate both current income and capital appreciation primarily through debt investments with certain equity components.  A key focus area for our investments in the energy industry is domestic upstream businesses that produce, develop, acquire and explore for oil and natural gas.  We also evaluate investment opportunities in such businesses as coal, power and energy services. We also target middle market investments within diversified industry sectors, including manufacturing, value-added distribution, business services, healthcare products and services, consumer services and select other sectors.  Our investments generally range in size from $10 million to $50 million; however, we may invest more or less depending on market conditions and our Manager’s view of a particular investment opportunity. Our portfolio investments primarily consist of debt instruments, including senior and subordinated loans combined in one facility, sometimes with an equity component, and subordinated loans, sometimes with equity components.  We may also invest in preferred stock and other equity securities or royalty interests on a stand-alone basis.

We generate revenue in the form of interest income on the debt securities and limited-term royalty interests that we own, dividend income on common or preferred stock that we own, royalty income on royalty interests that we own and capital gains or losses on debt or equity securities that we acquire in portfolio companies and subsequently sell. Our investments, if in the form of debt securities, typically have a term of three to seven years and bear interest at a fixed or floating rate. To the extent achievable, we seek to collateralize our investments by obtaining security interests in our portfolio companies' assets.  We also may acquire minority or majority equity interests in our portfolio companies, which may pay cash or paid-in-kind, or PIK, dividends on a recurring or otherwise negotiated basis.  In addition, we may generate revenue in other forms including commitment, origination, structuring, administration or due diligence fees; fees for providing managerial assistance; and possibly consultation fees.  We recognize any such fees generated in connection with our investments as earned.

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

Portfolio and Investment Activity

On April 22, 2013, we provided $17.5 million of financing to Nekoosa Coated Products, or NEK, a private manufacturer of carbonless sheets and specialty products used in the commercial printing industry, in the form of a Second Lien Term Loan, to facilitate the acquisition of IGI Corp., a leading manufacturer of specialty pressure sensitive graphic arts materials used in the signage and visual communications industry. The Second Lien Term Loan earns interest payable in cash at an annual rate of 13% plus paid-in-kind interest of 2% per annum and matures on October 19, 2018.

In 2011 and 2012, we purchased from ATP Oil & Gas Corporation, or ATP, limited-term ORRIs in certain offshore oil and gas producing properties operated by ATP in the Gulf of Mexico, including $25.0 million advanced on July 3, 2012. Under this arrangement, we own the right to portions (ranging from 5.0% to 10.8%) of the monthly production proceeds from the various oil and gas properties subject to the ORRI in ATP’s Gomez and Telemark properties. The terms of the ORRI provide that it will terminate after we receive payments that equal our investment in the ORRI plus a time-value factor that is calculated at a rate of 13.2 % per annum. On August 17, 2012, ATP filed for protection under Chapter 11 of the U.S. Bankruptcy Code, and received authorization to incur debtor-in-possession financing of approximately $600 million. ATP failed or refused to deliver our proportionate share of production proceeds for the production months of May and June 2012, which proceeds were due to be distributed on July 31, 2012 and August 31, 2012, respectively. On August 23, 2012, the bankruptcy judge presiding over ATP’s case signed an order allowing ATP to pay amounts received after August 17, 2012 to those parties entitled to receive them, including the ORRI holders, provided that the owners of the ORRIs execute the Disgorgement Agreement providing for the repayment to ATP of any amounts that the bankruptcy court later finds to have been inappropriately paid. We executed the Disgorgement Agreement and began receiving monthly distributions in September 2012 from ATP of our share of production proceeds received by ATP after August 17, 2012. On October 17, 2012, we filed a lawsuit against ATP in the U.S. Bankruptcy Court, seeking a declaration that the ORRIs are valid, fully enforceable, and not voidable. ATP has responded by seeking a determination that the ORRIs are not enforceable as a conveyance, but rather are in the nature of a debt instrument. In that connection, ATP seeks disgorgement of amounts paid to us in accordance with the Disgorgement Agreement. This lawsuit is currently pending and trial is scheduled for July 25, 2013. We intend to vigorously defend our position that the ORRIs constitute real property interests and are fully valid and enforceable pursuant to their terms. Our unrecovered investment as of March 31, 2013 was $32.1 million, and we had received aggregate production payments of $15.1 million subject to the Disgorgement Agreement. In addition, as of March 31, 2013, we had incurred legal and consulting fees totaling $1.7 million in connection with the enforcement of our rights under the ORRIs, which will ultimately be added to the unrecovered investment balance under the terms of the ORRI agreements. These legal and consulting fees, totaling $1.7 million and $0.6 million as of March 31, 2013 and December 31, 2012, respectively, are included in accounts receivable and other current assets on our consolidated balance sheets.

On April 23, 2013, the Department of the Interior, on behalf of the Bureau of Safety and Environmental Enforcement, issued an order directing that the wells on the Gomez properties be shut in and that operations cease. Operations and production ceased on the Gomez properties on April 30, 2013. As a result of the shut-in of the Gomez wells, our cash flows attributable to the ORRIs will be negatively affected, but we should continue to receive our share of monthly production payments attributable to the Telemark properties, subject to the Disgorgement Agreement referred to above. Of the $6.2 million of ORRI distribution we received in the first quarter of 2013, $2.8 million was attributable to Gomez production and $3.4 million was attributable to Telemark production.

On April 1, 2013, GMX Resources, or GMX, and certain of its affiliates filed petitions for relief under Chapter 11 of the U.S. Bankruptcy Code. In connection with its bankruptcy filing, GMX announced that it is pursuing an asset purchase agreement with certain senior first-lien creditors to acquire substantially all of GMX’s operating assets and undeveloped acreage. Once the contemplated asset purchase agreement with such senior creditors is finalized, the sale would then be subject to a public auction, pursuant to procedures to be approved by the Bankruptcy Court. We hold $12.7 million face amount of GMX’s Senior Secured Second-Priority Notes due 2018, or the GMX 2018 Notes, which are subordinate to the debt held by the senior creditors mentioned above. As a result of these proceedings, we reduced the estimated fair value of our investment in the GMX 2018 Notes to zero as of March 31, 2013, resulting in an unrealized loss of $7.4 million, or $0.35 per share.

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

On February 15, 2013, we provided $9.0 million of financing to KOVA International, Inc., or KOVA, in the form of Senior Subordinated Notes, to facilitate the acquisition of the urinalysis division of Hycor Biomedical, Inc. by a group of private equity sponsors. Since 1974, the KOVA product lines have been among the leading disposable plastics and liquid controls products used in the urinalysis testing market. The KOVA Senior Subordinated Notes earn interest payable in cash at an annual rate of 12.75% and mature on August 15, 2018.

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

On January 25, 2013, we restructured our $13.5 million Senior Secured Term Loan, or the Original Term Loan, with Spirit Resources, LLC, or Spirit. Under the terms of the restructuring, (i) $8.0 million of the Original Term Loan was converted into Preferred Units, with the remaining $5.5 million structured as a Senior Secured Tranche A Term Loan; (ii) we provided $4.5 million of additional borrowing capacity in the form of a Senior Secured Tranche B Term Loan; (iii) we received a 3% overriding royalty interest in Spirit’s oil and gas properties; and (iv) we conveyed our 33% penny warrants back to Spirit. The Tranche A Term Loan matures April 28, 2015 and earns interest payable monthly in cash at an annual rate of the greater of 8% or LIBOR + 4%. The Tranche B Term Loan matures October 28, 2015 and initially earns interest payable-in-kind at an annual rate of the greater of 15% or LIBOR + 11%. Beginning in January 2015, interest on the Tranche B Term Loan is payable monthly in cash at an annual rate of the greater of 13% or LIBOR + 9%. Borrowings under the Tranche B Term Loan will be used to execute relatively low-risk, high return development plans at Spirit’s oil and gas properties and to provide additional working capital. The Preferred Units represent a preferred interest on 100% of any equity distributions from Spirit until certain hurdles are met, after which Spirit management would participate in 25% of any such distributions.

On January 25, 2013, Southern Pacific Resource Corp., or STP, repaid its debt obligations under its $272.2 million Second Lien Term Loan, including the $9.8 million face amount that we held, with a 1% call premium. Our investment in the STP Second Lien Term Loan, which was initially funded in the first quarter of 2012, generated an internal rate of return of 10.7% with a return on investment of 1.09x.

Also in January 2013, we sold our remaining $10.0 million face amount of EP Energy, LLC Senior Unsecured Notes at a price of 113.375 resulting in a realized capital gain of $1.3 million, or $0.06 per common share. Our total investment in EP Energy, LLC Senior Unsecured Notes, which began as a $25 million participation in their original issuance in April 2012, generated an internal rate of return of 36.5% with a return on investment of 1.16x.

From commencement of investment operations in November 2004 through March 31, 2013, we have invested $1.1 billion in 45 portfolio companies and received principal repayments, realizations and settlements of $813.9 million. The following table summarizes our investment activity for the three months ended March 31, 2013 and 2012 (dollars in millions):

	2013	2012
Investment portfolio, beginning of period	$219.9	$175.0
New investments	51.5	7.1
Additional investments in existing clients	3.5	1.3
Principal repayments, realizations and settlements	(24.8)	(23.3)
Investment portfolio, end of period	$250.1	$160.1

Number of portfolio clients at end of period	15	17

The table below shows our portfolio investments by type as of March 31, 2013 and December 31, 2012. We compute yields on investments using interest rates as of the balance sheet date and include amortization of original issue discount, or OID, and market premium or discount, royalty interest income, net profits income and other similar investment income, weighted by their respective costs when averaged. We compute the yield on income from derivatives using estimated derivative income, net of expired options costs. These yields do not include income from any investments on non-accrual status but do include the cost basis of such investments in the denominator.  Such weighted average yields are not necessarily indicative of expected total returns on a portfolio.

	March 31, 2013			December 31, 2012
	Weighted			Weighted
	Average	Percentage of Portfolio		Average	Percentage of Portfolio
	Yields	Cost	Fair Value	Yields	Cost	Fair Value
Senior secured debt	11.7%	24.0%	25.7%	12.0%	29.2%	30.1%
Subordinated debt	10.6%	34.9%	33.6%	9.3%	26.0%	26.4%
Limited term royalties	13.7%	12.9%	13.9%	13.6%	16.8%	17.3%
Contingent earn-out	0.0%	0.0%	0.0%	0.0%	0.0%	0.1%
Commodity derivative instruments	0.0%	0.1%	0.0%	0.0%	0.1%	0.0%
Royalty interests	0.0%	0.0%	0.2%	0.0%	0.0%	0.0%
Redeemable preferred units	8.0%	20.4%	22.2%	8.0%	23.0%	24.0%
Equity securities
Membership and partnership units	0.0%	4.5%	4.4%	0.0%	0.2%	0.8%
Participating preferred stock	0.0%	1.8%	0.0%	0.0%	2.0%	0.0%
Common stock	0.0%	1.3%	0.0%	0.0%	2.6%	0.8%
Warrants	0.0%	0.1%	0.0%	0.0%	0.1%	0.5%
Total equity securities	0.0%	7.7%	4.4%	0.0%	4.9%	2.1%
Total portfolio investments	9.9%	100.0%	100.0%	10.0%	100.0%	100.0%

As of March 31, 2013 and December 31, 2012, the total fair value of our portfolio investments was $231.2 million and $213.6 million, respectively. Of those fair value totals, approximately $190.8 million, or 83%, as of March 31, 2013, and $185.7 million, or 87%, as of December 31, 2012, are measured using significant unobservable (i.e., Level 3) inputs.

The table below summarizes our non-accruing and non-income producing investments:

	March 31, 2013		December 31, 2012
(Dollars in thousands)	Cost	Fair Value	Cost	Fair Value
Non-accruing investments
Chroma Exploration & Production, Inc.	$4,312	$27	$4,312	$43
GMX Resources, Inc. subordinated notes (non-accrual 1/1/13)	9,452	-	N/A	N/A
Total non-accruing investments	13,764	27	4,312	43
Non-income producing investments
BP Corporation NA, Inc. put options	151	-	245	9
Castex Energy Development Fund, LP units	0	740	0	910
Globe BG, LLC (contingent Alden Resources royalty earn-out)	-	60	-	240
GMX Resources, Inc. common stock (sold 3/01/13)	-	-	2,317	1,488
Myriant Corporation common stock and warrants	468	830	468	880
NGP/OCI Investments, LLC Class A Units	2,500	2,610	-	-
Pallas Contour Mining, LLC units	-	900	-	500
Resaca Exploitation, Inc. common stock and warrants	3,485	91	3,485	220
Spirit Resources, LLC preferred units (acquired on 1/25/13)	8,000	5,166	-	-
Spirit Resources, LLC warrants (relinquished 1/25/13)	-	-	25	520
Total non-income producing investments	14,604	10,397	6,540	4,767
Total non-accruing and non-income producing investments	$28,368	$10,424	$10,852	$4,810

Results of Operations

Investment Income

During the three months ended March 31, 2013, our total investment income was $5.8 million, increasing $0.2 million, or 3%, compared to the corresponding period of 2012. The small increase in 2013 was primarily attributable to higher overall portfolio balances offset by lower weighted average yields. Our portfolio balance, on a cost basis, increased from $158.1 million at March 31, 2012 to $245.0 million at March 31, 2013, primarily as a result of new investments in excess of net redemptions and settlements. Our weighted average yields decreased from 12.1% at March 31, 2012 to 9.9% at March 31, 2013, primarily as a result of new investments in the portfolio with improved credit quality and lower risk, and as a result of the GMX 2018 Notes being placed on non-accrual status in 2013.

Operating Expenses

The table below summarizes the components of our operating expenses (in thousands):

	For The Three Months Ended
	March 31,
	2013	2012
Interest expense and bank fees	$815	$334
Management and incentive fees	1,367	1,084
Professional fees, insurance expenses and other G&A	1,286	1,223
Total operating expenses	$3,468	$2,641

For the three months ended March 31, 2013, operating expenses were $3.5 million, increasing $0.8 million, or 31%, compared to the quarter ended March 31, 2012. Interest expense and fees on our credit facilities were $0.8 million for the three months ended March 31, 2013 compared to $0.3 million for the three months ended March 31, 2012, as a result of increased average borrowing levels supporting our larger investment portfolio. Management and incentive fees were higher in the quarter ended March 31, 2013 at $1.4 million compared to $1.1 million for the quarter ended March 31, 2012, primarily as a result of higher average total asset balances, which are the basis for the base management fee computation. Professional fees, insurance expense and other general and administrative expenses for the quarter ended March 31, 2013 increased $0.1 million, or 5%, to $1.3 million, compared to $1.2 million for the quarter ended March 31, 2012, primarily as a result of higher professional fees.

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

Net Investment Income

For the three months ended March 31, 2013, net investment income was $2.3 million, or $0.11 per common share, compared to $3.0 million, or $0.14 per common share, for the three months ended March 31, 2012.  The $0.6 million, or 22%, decrease was attributable to the $0.8 million increase in operating expenses, partially offset by the $0.2 million increase in investment income, both of which are described above.

Net Realized Gains (Losses)

For the three months ended March 31, 2013, we recognized net realized capital losses of $0.2 million resulting from a $1.6 million loss from the sale of our 228,853 shares of GMX common stock at an average price of $3.28, partially offset by a $1.3 million gain from the sale of $10.0 million face amount of EP Energy Senior Unsecured Notes at an average price of 113.375.

Unrealized Appreciation or Depreciation on Investments

For the three months ended March 31, 2013, net unrealized depreciation on portfolio investments was $9.7 million, or $0.46 per share, primarily due to decreases in the estimated fair value of our investments in GMX 2018 Notes of $7.4 million and Spirit preferred units of $2.8 million and the reversal of unrealized appreciation, due to realization of the gain, on our EP Energy Senior Unsecured Notes of $1.3 million, partially offset by net increases in the fair value of our remaining investments of $1.8 million. By comparison, for the three months ended March 31, 2012, net unrealized appreciation was $1.3 million, largely due to increases the estimated fair value of our investments in GMX Senior Convertible Notes of $1.0 million, Spirit warrants of $0.6 million and Castex Energy Development Fund, LLC, or Castex, units of $0.6 million, partially offset by the decrease in the value of our investment in Resaca Exploitation Inc.’s common stock and warrants of $0.6 million and a $0.4 million decrease in the fair value of our commodity derivative instruments.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended March 31, 2013, we recorded a net decrease in net assets resulting from operations of $7.6 million, or $0.36 per share, compared to a net increase in net assets resulting from operations of $4.2 million, or $0.19 per share, for the three months ended March 31, 2012. The $11.8 million, or $0.55 per share, net change between the two periods was primarily attributable to the $11.2 million increase in net realized and unrealized losses on our investments and a $0.6 million decrease in net investment income.

Financial Condition, Liquidity and Capital Resources

During the three months ended March 31, 2013, we generated cash from operations of $0.5 million, excluding net purchases of investments, compared to $3.5 million during the comparable period of 2012. The lower amount of cash generated from operations in 2013 was primarily attributable to lower net investment income and a higher balance of interest and other accounts receivable in 2013. Net collections of interest and income tax refunds receivable generated cash of $1.5 million in the first quarter of 2012, compared to using cash of $1.7 million in the first quarter of 2013.

Our net cash used in operating activities for the three months ended March 31, 2013 was $26.5 million, compared to $18.4 million provided by operating activities for the same period of 2012. This increase in net cash used in 2013 was primarily due to higher net purchases of investments in portfolio securities in 2013. Purchases of portfolio securities during the first three months of 2013 totaled $53.8 million, compared to $8.4 million during the first three months of 2012. Purchases in 2013 primarily included the Talos Senior Notes of $24.8 million, OCI Holdings Subordinated Notes and direct equity co-investment totaling $17.2 million, KOVA Senior Notes of $8.8 million, and additional investments in existing portfolio companies totaling $3.0 million. Purchases in the first three months of 2012 primarily included the STP Term Loan of $7.2 million and additional investments in existing portfolio companies totaling $1.2 million. Proceeds from the redemption of investments totaled $26.9 million during the first three months of 2013, compared to $23.3 million during the first three months of 2012. Redemptions in 2013 included EP Energy Senior Unsecured Notes, $11.3 million; STP Term Loan, $9.7 million; ATP, $5.0 million and other redemptions totaling $0.9 million. Redemptions in 2012 included Crestwood Holdings, LLC Senior Secured Term Loan, $8.3 million; Anadarko Petroleum Corporation net profits interest, $3.2 million; ATP, $5.9 million; Tammany Oil & Gas, LLC, $5.2 million and other redemptions totaling $0.7 million.

At March 31, 2013, we had cash and cash equivalents totaling $30.3 million. At March 31, 2013, the amount outstanding under our $72.0 million Amended and Restated Revolving Credit Agreement, or the Investment Facility, was $72.0 million and there was no additional amount available for borrowing. We repaid $23.5 million of the $72.0 million balance outstanding under the Investment Facility in April 2013. As of March 31, 2013, the amount outstanding under our $45.0 million Treasury Secured Revolving Credit Agreement, or the Treasury Facility, was $45.0 million and there was no additional amount available for borrowing.

During the three months ended March 31, 2013, we paid cash dividends totaling $3.4 million, or $0.16 per share, to our common stockholders.  In March 2013, we declared a first quarter dividend totaling $3.4 million, or $0.16 per share, which was paid in April 2013. We currently intend to continue to distribute, in the form of quarterly dividends, a minimum of 90% of our annual investment company taxable income to our stockholders.

On October 31, 2011, our Board of Directors approved a stock repurchase plan, pursuant to which we may, from time to time, repurchase up to $10.0 million of our common stock in the open market at prices not to exceed net asset value during our open trading periods.  Our Board of Directors authorized this plan, because it believes that general market trading activity may cause our common stock to be undervalued from time to time.  The repurchase program does not obligate us to purchase any shares and may be discontinued at any time. Pursuant to this plan, during 2012, we repurchased an aggregate of 608,125 shares of our common stock in the open market at an average price of $6.89 per share, totaling $4.2 million. Under the terms of the stock repurchase plan, we are authorized to repurchase up to an additional $5.8 million of our common stock. Any future repurchases will be made in accordance with applicable securities laws and regulations that set certain restrictions on the method, timing, price and volume of stock repurchases. We did not repurchase any shares of our common stock during the first quarter of 2013.

Commodity Derivative Instruments

We use commodity derivative instruments from time to time to manage our exposure to commodity price fluctuations.  We use all of our derivatives for risk management purposes and do not hold any amounts for speculative or trading purposes. We do not designate these instruments as hedging instruments for financial accounting purposes, and, as a result, we recognize the change in the instruments’ fair value currently on the consolidated statements of operations as net increase (decrease) in unrealized appreciation (depreciation) on investments. In December 2011, in connection with our purchase of a limited term royalty interest from ATP, we purchased a series of oil put options to provide insurance against downside price movements. See Note 8 of Notes to Consolidated Financial Statements included elsewhere herein for further description of our put options.

Credit Facilities and Borrowings

On December 6, 2011, we entered into the Investment Facility.  The total amount outstanding under the Investment Facility was $72.0 million and $59.5 million, as of March 31, 2013 and December 31, 2012, respectively.  Substantially all of our assets, except our investments in U.S. Treasury Bills, are collateral for the obligations under the Investment Facility.  The Investment Facility matures on August 31, 2014, and bears interest, at our option, at either (i) LIBOR plus 325 to 475 basis points, or (ii) the base rate plus 225 to 375 basis points, both based on our amounts outstanding. As of March 31, 2013, the weighted average interest rate on our outstanding balance was 4.6% and there was no additional amount available for borrowing.  We repaid $23.5 million of the $72.0 million balance in April 2013.

On March 31, 2011, we entered into the Treasury Facility, which can only be used to purchase U.S. Treasury Bills.  Proceeds from the Treasury Facility facilitate the growth of our investment portfolio and provide flexibility in the sizing of our portfolio investments.  On September 25, 2012, we entered into a second amendment to the Treasury Facility which increased the aggregate commitment amount from $30.0 million to $45.0 million. As amended, the Treasury Facility matures on September 25, 2013 and bears interest, at our option, at either (i) LIBOR plus 100 basis points or (ii) the base rate.  We have the right at any time to prepay the loans, in whole or in part, without premium or penalty.  As of March 31, 2013, the total amount outstanding under the Treasury Facility was $45.0 million and the interest rate on our outstanding balance was 1.24% (LIBOR plus 100 basis points). There was no additional amount available for borrowing under the Treasury Facility as of March 31, 2013.

The Investment Facility and Treasury Facility contain affirmative and reporting covenants and certain financial ratio and restrictive covenants that apply to our subsidiaries and us.  We complied with these covenants as of March 31, 2013 and had no existing defaults or events of default under either facility.  The most restrictive covenants are:

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

Portfolio Credit Quality

Most of our portfolio investments at March 31, 2013 are in negotiated, and often illiquid, securities of energy-related businesses. We maintain a system to evaluate the credit quality of these investments. While incorporating quantitative analysis, this system is a qualitative assessment. This system is intended to reflect the overall, long-term performance of a portfolio company’s business, the collateral coverage of an investment, and other relevant factors. Our rating scale ranges from 1 to 7, with 1 being the highest credit quality. As of March 31, 2013, our average portfolio rating on a dollar-weighted fair market value basis was 4.2, compared to 4.1 as of December 31, 2012. Of the 23 rated investments in 15 portfolio companies as of March 31, 2013, 14 investments retained the same rating as of December 31, 2012, 1 investment improved in rating, 2 investments declined and we added 6 investments to our portfolio during the first three months of 2013. As of March 31, 2013, on a fair value basis, approximately 21% of our portfolio investments were in the form of senior secured debt securities. As of March 31, 2013, we had 2 investments on non-accrual status with an aggregate cost and fair value of $13.8 million and less than $0.1 million, respectively. Our portfolio investments at fair value were approximately 94% and 98% of the related cost basis as of March 31, 2013 and December 31, 2012, respectively.

Contractual Obligations and Off-Balance Sheet Arrangements

The following table summarizes our contractual payment obligations at March 31, 2013 (in thousands):

		Less than			More than
Revolving credit facilities (1) :	Total	1 Year	1-3 Years	3-5 Years	5 Years
Investment Facility	$72,000	$-	$72,000	$-	$-
Treasury Facility	45,000	45,000	-	-	-
Total	$117,000	$45,000	$72,000	$-	$-

 (1) Excludes accrued interest amounts.

We have certain unused commitments to extend credit to our portfolio companies. Generally, these commitments have fixed expiration dates, and we do not expect to fund the entire amounts before they expire.  Therefore, these commitment amounts do not necessarily represent future cash requirements.  In February 2010, we arranged for a letter of credit issued under the Investment Facility with respect to our investment in one of our portfolio companies.  This letter of credit expired in February 2013.  We do not report the unused portions of these commitments on our consolidated balance sheets. The following table shows our unused credit commitments and letter of credit as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012
Unused credit commitments	$4,400	$2,892
Letter of credit	-	137

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes from the information provided in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2012.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q (March 31, 2013), we performed an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) of the Exchange Act.  Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2013, our disclosure controls and procedures were effective in providing reasonable assurance (i) that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) that such information is accumulated and communicated to management in a manner that allows timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No changes in internal control over financial reporting occurred during the quarter ended March 31, 2013 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act).

PART II – OTHER INFORMATION

Item 1.       Legal Proceedings.

On August 17, 2012, ATP filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code, in the U.S. Bankruptcy Court for the Southern District of Texas. We own limited term ORRIs in certain offshore oil and gas producing properties operated by ATP. On August 23, 2012, the bankruptcy judge presiding over ATP’s case signed an order (Docket No. 191) (the “ORRI Order”) allowing ATP to pay proceeds of production received after August 17, 2012 to those parties entitled to receive them, including the ORRI holders, provided that the owners of the ORRIs execute an agreement providing for the repayment to ATP of any amounts that the bankruptcy court later finds to have been inappropriately paid (the “Disgorgement Agreement”). We executed the Disgorgement Agreement and began receiving monthly distributions in September 2012 from ATP of our share of production proceeds received by ATP after August 17, 2012. As of March 31, 2013, our unrecovered investment was $32.1 million, and we had received aggregate production payments of $15.1 million subject to the Disgorgement Agreement, of which $6.2 million was received in the first quarter of 2013. As of April 30, 2013, our unrecovered investment was $30.6 million, and we had received aggregate production payments of $16.9 million subject to the Disgorgement Agreement. In addition, as of March 31, 2013, we had incurred legal and consulting fees totaling $1.7 million in connection with the enforcement of our rights under the ORRIs, which will ultimately be added to the unrecovered investment balance under the terms of the ORRI agreements.

On October 17, 2012, we filed a lawsuit against ATP styled: NGP Capital Resources Company v. ATP Oil & Gas Corporation, Adv. Proc. No. 12-03443, in the U.S. Bankruptcy Court for the Southern District of Texas, seeking a declaration that the ORRIs are valid, fully enforceable, and not voidable. ATP filed an answer and counterclaim in which it (a) denies that the ORRIs are valid and enforceable, (b) seeks a declaration that (i) the ORRIs are a financing agreement and not a true sale and (ii) the ORRIs are executory contracts that are subject to rejection under 11 U.S.C. Sec. 365, and (c) seeks disgorgement from us of amounts paid to us since August 17, 2012, the date of filing of ATP’s Chapter 11 proceeding. The United States intervened in the lawsuit, arguing that the underlying leases are unexpired leases of real property or executory contracts (and not real property conveyances) and are subject to rejection by ATP. Certain service companies claiming statutory liens and privileges have intervened in the lawsuit for the purposes of establishing that their liens and privileges are superior to our rights and asserting related claims for disgorgement of proceeds paid to us by ATP. The Bank of New York Mellon Trust Company, N.A., the secondary lien holder, has also intervened in the lawsuit, arguing (i) the ORRIs are a financing agreement and not a true sale, (ii) our claims are barred, waived, released and/or otherwise foreclosed by the express terms of the conveyance of the ORRIs, and (iii) either we have not met a condition precedent or we failed to perform or substantially perform our contractual obligations. The issues in the lawsuit have been bifurcated such that the issues of (i) whether the conveyances and transactions between us and ATP constituted outright transfers of ownership and (ii) whether the conveyances are executory contracts or leases that ATP may reject, will be tried first. The lawsuit is currently pending, and an initial trial is scheduled to commence July 25, 2013. We intend to vigorously prosecute our position that the ORRIs constitute real property interests and are fully valid and enforceable pursuant to their terms.

Separately, the Official Committee of Unsecured Creditors of ATP (the “Committee”) filed a motion (the “Motion”) requesting authority from the U.S. Bankruptcy Court to be allowed to bring a fraudulent transfer action against us, in which the Committee seeks to allege (a) that ATP was insolvent at the time of the assignment of the ORRIs to us (b) that ATP received less than fair value from us in exchange for the assignments of the ORRIs and (c) as a result, the assignments should be set aside. The Company vigorously denies these allegations and opposes the Motion. The Motion has been abated until further notice.

On January 22, 2013, ATP filed a motion in its bankruptcy case [Docket No. 1252] to approve certain bid procedures and authorize the sale of its “Deepwater Assets,” which include the properties burdened by the ORRIs (the Gomez and Telemark Properties). On February 14, 2013, the Court entered an order approving bidding procedures and granting related relief [Docket No. 1419] (the “Bid Procedures Order”). The approved bid procedures state that the Deepwater Assets being sold are subject to and limited by all valid ORRIs or similar interests. An auction is scheduled for May 7, 2013, and a hearing to approve a sale to the winning bidder is scheduled for May 9, 2013.

On February 24, 2013, ATP filed an emergency motion with the Bankruptcy Court seeking an order approving the shut-in of the Debtor’s Gomez Properties and granting related relief [Docket No. 1494] (the “Shut-In Motion”). As more fully set forth in the Shut-In Motion, ATP asserts that the Gomez Properties should be shut-in because their continued operation negatively affects ATP’s cash flow. The Gomez Properties are burdened by the ORRIs, and we receive distributions of production proceeds attributable to our interests in the Gomez Properties, subject to the terms of the ORRI Order. On February 27, 2013, we filed an objection to the Shut-In Motion (Docket No. 1520). An emergency hearing was conducted by the Court on February 28, 2013, and on that date the Court entered an initial Order Regarding Shut In of Gomez Wells [Docket No. 1531] (the “Gomez Order”). A final hearing on the Shut-In Motion commenced on March 28, 2013, and on March 29, 2013, the proceedings were temporarily suspended in order to allow ATP and the participating parties to engage in settlement negotiations. Subsequently, the parties announced a temporary resolution of the Shut-In Motion to be memorialized in the form of a proposed order, which has not been finalized.

On April 23, 2013, the Department of the Interior, on behalf of the Bureau of Safety and Environmental Enforcement issued an order directing that the wells on the Gomez properties be shut-in and that operations cease beginning April 30, 2013 (and continuing thereafter) until the Bureau of Ocean Energy Management (the “BOEM”) determines that the supplemental bonding requirements necessary to cover the estimated costs of plugging, abandonment and site restoration with respect to the wells on ATP’s Gomez properties (which requirements were set out in the Incidence of Noncompliance notice dated December 12, 2012, as amended January 18, 2013) have been addressed in a manner acceptable to the BOEM. Operations and production ceased on the Gomez properties on April 30, 2013. As a result of the shut-in of the Gomez wells, the cash flows attributable to the ORRIs will be negatively affected.

On April 1, 2013, GMX Resources (“GMX”) and certain of its affiliates filed petitions for relief under Chapter 11 of the U.S. Bankruptcy Code. In connection with its bankruptcy filing, GMX announced that it is pursuing an asset purchase agreement with certain senior first-lien creditors to acquire substantially all of GMX’s operating assets and undeveloped acreage. Once the contemplated asset purchase agreement with such senior creditors is finalized, the sale would then be subject to a public auction, pursuant to procedures to be approved by the Bankruptcy Court. We hold $12.7 million face amount of GMX’s Senior Secured Second-Priority Notes due 2018, or the GMX 2018 Notes, which are subordinate to the debt held by the senior creditors mentioned above.

From time to time, we are involved in various legal proceedings arising in the normal course of business. While we cannot predict the outcome of these proceedings with certainty, we do not believe that an adverse result in any pending legal proceeding other than those described above, individually or in the aggregate, would be material to our business, financial condition or cash flows.

Item 1A.       Risk Factors.

Other than as provided below, during the three months ended March 31, 2013, there have been no material changes to the risk factors disclosed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Payments of our limited term ORRI granted by ATP were delayed for as a result of bankruptcy proceedings. There is a risk that the consequences of any additional delays or future adverse rulings by the bankruptcy court would prevent us from recovering our full investment in the ORRI.

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

On April 23, 2013, the Department of the Interior, on behalf of the Bureau of Safety and Environmental Enforcement, issued an order directing that the wells on the Gomez properties be shut in and that operations cease. Operations and production ceased on the Gomez properties on April 30, 2013. As a result of the shut-in of the Gomez wells, our cash flows attributable to the ORRIs will be negatively affected. As of March 31, 2013, our unrecovered investment was $32.1 million. As of April 30, 2013, our unrecovered investment was $30.6 million. In addition, as of March 31, 2013, we had incurred legal and consulting fees totaling $1.7 million in connection with the enforcement of our rights under the ORRIs, which will ultimately be added to the unrecovered investment balance under the terms of the ORRI agreements.

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

NGP CAPITAL RESOURCES COMPANY

Date: May 9, 2013	By:	/s/ Stephen K. Gardner
Stephen K. Gardner
President and Chief Executive Officer

Date: May 9, 2013	By:	/s/ L. Scott Biar
L. Scott Biar
Chief Financial Officer, Treasurer, Secretary and Chief Compliance Officer

Index to Exhibits

Exhibits No.	Exhibit
3.1	Articles of Incorporation (filed as Exhibit (a)(1) to our Registration Statement on Form N-2 filed on August 16, 2004 (Registration No. 333-118279) and incorporated herein by reference)
3.2	Articles of Amendment and Restatement (filed as Exhibit 3.2 our Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference)
3.3	Bylaws (filed as Exhibit (b) to our Registration Statement on Form N-2 filed on August 16, 2004 (Registration No. 333-118279) and incorporated herein by reference)
4.1	Form of Stock Certificate (filed as Exhibit (d) to our Pre-Effective Amendment No. 2 to Registration Statement on Form N-2 filed on October 7, 2004 (Registration No. 333-118279) and incorporated herein by reference)
4.2	Dividend Reinvestment Plan (filed as Exhibit (e) to our Registration Statement on Form N-2 filed on August 16, 2004 (Registration No. 333-118279) and incorporated herein by reference)
31.1*	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Executive Officer
31.2*	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Financial Officer
32.1**	Section 1350 Certification by the Chief Executive Officer
32.2**	Section 1350 Certification by the Chief Financial Officer

*Filed herewith.

**Furnished herewith.

