Form 10-Q
period 2013-06-30
NGP Capital Resources Co
filed 2013-08-08
CIK 1297704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _______________

Commission file number: 814-00672

NGP Capital Resources Company

(Exact name of registrant as specified in its charter)

Maryland	20-1371499
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

909 Fannin, Suite 3800
Houston, Texas
(Address of principal executive offices)	77010 (Zip Code)

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

As of August 7, 2013, there were 20,499,188 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Amounts)

	June 30,	December 31,
	2013	2012
	(Unaudited)
Assets
Investments in portfolio securities at fair value
Control investments - majority owned (cost: $25,903 and $8,140, respectively)	$23,361	$8,608
Affiliate investments (cost: $20,567 and $16,280, respectively)	17,521	13,153
Non-affiliate investments (cost: $179,686 and $193,332, respectively)	168,404	191,853
Total portfolio investments	209,286	213,614
Investments in U.S. Treasury Bills at fair value
(cost: $46,000 and $45,996, respectively)	46,000	45,996
Total investments	255,286	259,610
Current assets
Cash and cash equivalents	49,155	47,655
Accounts receivable and other current assets	675	732
Interest receivable	2,596	1,876
Prepaid assets	2,910	2,449
Total current assets	55,336	52,712
Total assets	$310,622	$312,322

Liabilities and net assets
Current liabilities
Accounts payable and accrued expenses	$1,328	$1,372
Management and incentive fees payable	1,829	1,305
Dividends payable	3,280	3,363
Income taxes payable	37	515
Short-term debt	45,000	45,000
Total current liabilities	51,474	51,555
Deferred tax liabilities	-	1
Long-term debt	72,000	59,500
Total liabilities	123,474	111,056
Commitments and contingencies (Note 6)
Net assets
Common stock, $.001 par value, 250,000,000 shares authorized; 20,499,188 and 21,020,077 shares issued and outstanding	20	21
Paid-in capital in excess of par	247,708	251,088
Undistributed net investment income (loss)	(532)	(1,672)
Undistributed net realized capital gain (loss)	(46,312)	(47,148)
Net unrealized appreciation (depreciation) on investments	(13,736)	(1,023)
Total net assets	187,148	201,266
Total liabilities and net assets	$310,622	$312,322
Net asset value per share	$9.13	$9.57

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

(Unaudited)

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Investment income
Interest income:
Control investments - majority owned	$492	$-	$893	$-
Affiliate investments	3,335	431	4,055	809
Non-affiliate investments	4,827	4,445	8,460	9,284
Dividend income:
Non-affiliate investments	995	-	1,978	-
Royalty income, net of amortization:
Control investments - majority owned	15	-	15	-
Non-affiliate investments	-	162	-	308
Other income (loss)	(51)	273	15	529
Total investment income	9,613	5,311	15,416	10,930
Operating expenses
Interest expense and bank fees	998	324	1,813	658
Management and incentive fees	1,830	1,064	3,197	2,148
Professional fees, net of legal fees of $658, $0, $2,356 and $0 related to the ATP bankruptcy (See Note 6)	261	320	559	522
Insurance expense	180	181	359	361
Other general and administrative expenses	858	769	1,667	1,610
Total operating expenses	4,127	2,658	7,595	5,299
Income tax provision (benefit), net	22	11	38	24
Net investment income	5,464	2,642	7,783	5,607
Net realized capital gain (loss) on investments
Control investments - majority owned	(464)	(6)	(464)	(36)
Affiliate investments	(250)	-	(250)	-
Non-affiliate investments	1,778	-	1,550	-
Total net realized capital gain (loss) on investments	1,064	(6)	836	(36)
Net unrealized appreciation (depreciation) on investments
Control investments - majority owned	(1,167)	-	(3,010)	(150)
Affiliate investments	(176)	(85)	81	(605)
Non-affiliate investments	(1,672)	(1,462)	(9,785)	481
Benefit (provision) for taxes on unrealized appreciation (depreciation) on investments	-	1	1	3
Total net unrealized appreciation (depreciation) on investments	(3,015)	(1,546)	(12,713)	(271)
Net increase (decrease) in net assets resulting from operations	$3,513	$1,090	$(4,094)	$5,300
Net increase (decrease) in net assets resulting from operations per common share	$0.16	$0.05	$(0.20)	$0.25

Dividends declared per common share	$0.16	$0.13	$0.32	$0.25
Weighted average shares outstanding - basic and diluted	20,780	21,515	20,899	21,572

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

(In Thousands)

(Unaudited)

			Paid-in		Undistributed	Net Unrealized
			Capital	Undistributed	Net Realized	Appreciation
	Common Stock		in Excess	Net Investment	Capital	(Depreciation)	Total
	Shares	Amount	of Par	Income (Loss)	Gain (Loss)	on Investments	Net Assets
Balance at December 31, 2012	21,020	$21	$251,088	$(1,672)	$(47,148)	$(1,023)	$201,266
Net increase (decrease) in net assets resulting from operations	-	-	-	7,783	836	(12,713)	(4,094)
Acquisition of common stock under repurchase plan	(521)	(1)	(3,380)	-	-	-	(3,381)
Dividends declared	-	-	-	(6,643)	-	-	(6,643)
Balance at June 30, 2013	20,499	$20	$247,708	$(532)	$(46,312)	$(13,736)	$187,148

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	For The Six Months Ended June 30,
	2013	2012
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(4,094)	$5,300
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Payment-in-kind interest	(1,059)	(781)
Net amortization of premiums, discounts and fees	(520)	(823)
Net realized capital (gain) loss on investments	(836)	36
Net unrealized depreciation on investments	12,714	274
Net deferred income tax provision (benefit)	(1)	(3)
Effects of changes in operating assets and liabilities:
Accounts receivable and other current assets	57	1,232
Interest receivable	(720)	(274)
Prepaid assets	(461)	532
Payables and accrued expenses	2	(206)
Purchase of investments in portfolio securities	(82,760)	(36,284)
Proceeds from redemption of investments in portfolio securities	76,784	32,824
Purchase of investments in U.S. Treasury Bills	(91,999)	(10,202)
Proceeds from redemption of investments in U.S. Treasury Bills	92,000	-
Net cash used in operating activities	(893)	(8,375)
Cash flows from financing activities
Borrowings under revolving credit facilities	260,500	91,313
Repayments on revolving credit facilities	(248,000)	(60,000)
Acquisition of common stock under repurchase plan	(3,381)	(1,638)
Dividends paid	(6,726)	(6,488)
Net cash provided by financing activities	2,393	23,187
Net increase in cash and cash equivalents	1,500	14,812
Cash and cash equivalents, beginning of period	47,655	106,570
Cash and cash equivalents, end of period	$49,155	$121,382

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2013

(In Thousands, Except Share Amounts and Percentages)

(Unaudited)

Portfolio Company	Industry Segment	Investment (1)	Principal	Cost	Fair Value (2)
PORTFOLIO INVESTMENTS

Control Investments - Majority Owned (50% or more owned)

Pallas Contour Mining, LLC	Coal Mining	Senior Secured Term Loan	$10,169	$10,213	$10,169
		(12%, due 10/14/2015)
		800 Membership Units representing		-	1,386
		80% of the common equity (12)

Rubicon Energy Partners, LLC (9)	Oil & Natural Gas	4,000 LLC Units -		-	-
	Production and Development	50% ownership of the assets

Spirit Resources, LLC	Oil & Natural Gas	Tranche A - Senior Secured Term Loan	5,500	5,373	5,500
	Production and Development	(The greater of 8% or LIBOR + 4%,
		due 4/28/2015)
		Tranche B - Senior Secured Term Loan	2,307	2,307	2,307
		(The greater of 15% PIK or LIBOR + 11%,
		due 10/28/2015)
		80,000 Preferred Units representing		8,000	3,556
		100% of the outstanding equity
		3% Overriding Royalty Interest		10	443

Subtotal Control Investments - Majority Owned (50% or more owned)				$25,903	$23,361

Affiliate Investments - (5% to 25% owned)

OCI Holdings, LLC	Home Health Services	Subordinated Note	$15,111	$14,832	$15,111
		(The greater of 11% or LIBOR + 10%
		cash plus 2% PIK, due 8/15/2018)
		NGP/OCI Investments, LLC Class A		2,500	2,301
		Units representing 24.07% ownership
		of OCI Holdings, LLC

Resaca Exploitation, Inc.	Oil & Natural Gas	Common Stock (1,360,972 shares) -
	Production and Development	representing 6.56% of the outstanding
		common stock (3) (8)		3,235	109

Subtotal Affiliate Investments - (5% to 25% owned)				$20,567	$17,521

Non-affiliate Investments - (Less than 5% owned)

ATP Oil & Gas Corporation	Oil & Natural Gas	Limited Term Royalty Interest		$29,637	$29,978
	Production and Development	(Notional rate of 13.2%) (5)

BP Corporation North America, Inc.	Oil & Natural Gas	Put options to sell up to 23,068 Bbls of		68	-
	Production and Development	crude oil at a strike price of $65.00 per Bbl.
		3 monthly contracts expiring through
		September 30, 2013 (3) (5)

Castex Energy 2005, LP	Oil & Natural Gas	Redeemable Preferred LP Units	$50,000	50,040	51,760
	Production and Development	(current pay 8% cash, due 7/1/2016) (11)

Chroma Exploration & Production, Inc.	Oil & Natural Gas	12,301 Shares Series A Participating		2,222	-
	Production and Development	Convertible Preferred Stock (6)
		11,234 Shares Series AA Participating		2,090	23
		Convertible Preferred Stock (6)
		8.11 Shares Common Stock		-	-

Crossroads Energy Partners, LLC	Oil & Natural Gas	Senior Secured Term Loan	8,975	8,371	8,975
	Production and Development	(The greater of 11.5% or LIBOR +
		10.5%, due 5/24/2016)
		2% Overriding Royalty Interest		175	255
		Warrants (13)		237	543

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2013

(In Thousands, Except Share Amounts and Percentages))

(Unaudited)

(Continued)

Portfolio Company	Industry Segment	Investment (1)	Principal	Cost	Fair Value (2)
PORTFOLIO INVESTMENTS - Continued

Non-affiliate Investments - (Less than 5% owned) - Continued

Globe BG, LLC	Coal Production	Contingent earn-out related to July 2011 sale		$-	$-
		of royalty interests in Alden Resources, LLC (10)

GMX Resources, Inc.	Oil & Natural Gas	Senior Secured Second-Priority Notes	$12,661	9,452	-
	Production and Development	(9%, due 3/2/2018) (6)

Huff Energy Holdings, Inc.	Oil & Natural Gas	Senior Secured Term Loan	14,600	14,600	14,600
	Production and Development	(The greater of 11% or LIBOR +
		7% , due 7/10/2013) (14)

KOVA International, Inc.	Medical Supplies	Senior Subordinated Notes	9,000	8,829	9,000
	Manufacturing and Distribution	(12.75%, due 8/15/2018)

Midstates Petroleum Company	Oil & Natural Gas	Senior Unsecured Notes	13,000	13,416	13,065
	Production and Development	(10.75%, due 10/1/2020) (3) (5)

Myriant Corporation	Alternative Fuels and	131,741 shares of common stock, representing		419	740
	Specialty Chemicals	0.56% of the outstanding common shares
		Warrants (7)		49	50

Nekoosa Coated Products, Inc.	Coated Paper Products	Second Lien Term Loan	17,565	17,223	17,565
	Manufacturing and Distribution	(13% cash plus 2% PIK, due 10/22/2018)

Talos Production, LLC	Oil & Natural Gas	Senior Unsecured Notes
	Production and Development	(9.75%, due 2/15/2018) (3)	23,000	22,858	21,850

Subtotal Non-affiliate Investments - (Less than 5% owned)				$179,686	$168,404
Subtotal Portfolio Investments (82.0% of total investments)				$226,156	$209,286

GOVERNMENT SECURITIES

U.S. Treasury Bills (4)			$46,000	$46,000	$46,000
Subtotal Government Securities (18.0% of total investments)				$46,000	$46,000

TOTAL INVESTMENTS				$272,156	$255,286

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2013

(Unaudited)

(Continued)

NOTES TO CONSOLIDATED SCHEDULE OF INVESTMENTS

(1)	All of our portfolio investments are collateral for obligations under our Investment Facility. Our investments in U.S. Treasury Bills are collateral for obligations under our Treasury Facility. See Note 3 of Notes to Consolidated Financial Statements. Percentages represent interest rates in effect at the end of the period and due dates represent the contractual maturity dates. Warrants, common stocks, units, commodity derivative instruments and earn-outs are non-income producing securities, unless otherwise stated.
(2)	Our Board of Directors determines, in good faith, the final estimates of fair value of our investments. Fair value estimates are determined using unobservable inputs (Level 3 hierarchy), unless otherwise stated.
(3)	Fair value estimate is determined using prices with observable market inputs (Level 2 hierarchy). See Note 7 of Notes to Consolidated Financial Statements.
(4)	Fair value is determined using prices for identical securities in active markets (Level 1 hierarchy). See Note 7 of Notes to Consolidated Financial Statements.
(5)	We have determined that this investment is not a "qualifying asset" under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. We monitor the status of these assets on an ongoing basis.
(6)	Non-accrual status.
(7)	Myriant Corporation warrants expire on August 15, 2015 and provide us the right to purchase 32,680 shares of Myriant Corporation common stock at a purchase price of $10.00 per share.
(8)	Resaca Exploitation, Inc., or Resaca, common stock has been de-listed from the Alternative Investment Market of the London Stock Exchange and is in the process of liquidation.
(9)	Assets of this portfolio company have been sold. The legal entity, in which we retain an equity interest, is in the process of dissolution.
(10)	Contingent payment of up to $6.8 million is dependent upon Alden Resources, LLC’s ability to achieve certain sales volume and operating efficiency levels during the three year period ending July 2014.
(11)	Upon redemption, we will receive the outstanding face amount plus an option to elect to receive either: a) a cash payment resulting in a total 12% IRR (inclusive of the 8% cash distributions) or b) our pro rata share of 2% of the outstanding regular limited partner interests in Castex Energy 2005, LP (0.67% net to us).
(12)	The fair value of our Pallas Contour Mining, LLC membership units also includes the value attributable to our ownership of 800 membership units in Pallas Augering Mining, LLC. The assets and equity interests of Pallas Augering Mining, LLC are in the process of being merged into Pallas Contour Mining, LLC.
(13)	Crossroads Energy Partners, LLC, or Crossroads, warrants expire seven years after repayment of the Term Loan and entitle us to purchase 21,529 Class A Units, representing 18% ownership in Crossroads, for $0.01 per unit.
(14)	In July 2013, we agreed to extend the maturity date of this term loan to September 20, 2013 in exchange for a $0.1 million fee and principal repayment of $0.2 million.

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2012

(In Thousands, Except Share Amounts and Percentages)

Portfolio Company	Industry Segment	Investment (1)	Principal	Cost	Fair Value (2)
PORTFOLIO INVESTMENTS

Control Investments - Majority Owned (50% or more owned)

Pallas Contour Mining, LLC	Coal Mining	Senior Secured Term Loan	$8,108	$8,140	$8,108
		(12%, due 10/14/2015)
		800 Membership Units representing		-	500
		80% of the common equity

Rubicon Energy Partners, LLC (10)	Oil & Natural Gas	4,000 LLC Units -
	Production and Development	50% ownership of the assets		-	-

Subtotal Control Investments - Majority Owned (50% or more owned)				$8,140	$8,608

Affiliate Investments - (5% to 25% owned)

Resaca Exploitation, Inc.	Oil & Natural Gas	Senior Unsecured Term Loan	$12,933	$12,795	$12,933
	Production and Development	(9.5% cash, 12% PIK or 14%
		default, due 12/31/2014) (15)
		Common Stock (1,360,972 shares) -		3,235	210
		representing 6.56% of the outstanding
		common stock (3) (8)
		Warrants (11)		250	10

Subtotal Affiliate Investments - (5% to 25% owned)				$16,280	$13,153

Non-affiliate Investments - (Less than 5% owned)

ATP Oil & Gas Corporation	Oil & Natural Gas	Limited Term Royalty Interest		$36,614	$37,026
	Production and Development	(Notional rate of 13.2%) (5)

BP Corporation North America, Inc.	Oil & Natural Gas	Put options to sell up to 83,048 Bbls of		245	9
	Production and Development	crude oil at a strike price of $65.00 per Bbl.
		9 monthly contracts expiring through
		September 30, 2013 (3) (5)

Castex Energy Development Fund, LP	Oil & Natural Gas	Senior Secured Term Loan	$27,500	27,141	27,500
	Production and Development	(The greater of 11.5% or LIBOR +
		10.5%, due 12/31/2014)
		Castex Class B Units - 5% (14)		0	910

Castex Energy 2005, LP	Oil & Natural Gas	Redeemable Preferred LP Units	50,000	50,046	51,180
	Production and Development	(current pay 8% cash, due 7/1/2016) (16)

Chroma Exploration & Production, Inc.	Oil & Natural Gas	12,301 Shares Series A Participating		2,222	-
	Production and Development	Convertible Preferred Stock (6)
		11,234 Shares Series AA Participating		2,090	43
		Convertible Preferred Stock (6)
		8.11 Shares Common Stock		-	-

EP Energy, LLC	Oil & Natural Gas	Senior Unsecured Notes	10,000	10,000	11,338
	Production and Development	(9.375%, due 5/1/2020) (3)

Globe BG, LLC	Coal Production	Contingent earn-out related to July 2011 sale		-	240
		of royalty interests in Alden Resources, LLC (13)

GMX Resources, Inc.	Oil & Natural Gas	Senior Secured Second-Priority Notes	12,661	9,452	7,407
	Production and Development	(9%, due 3/2/2018)
		2,975,098 Shares Common Stock (4)		2,317	1,488

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2012

(In Thousands, Except Share Amounts and Percentages)

(Continued)

Portfolio Company	Industry Segment	Investment (1)	Principal	Cost	Fair Value (2)
PORTFOLIO INVESTMENTS - Continued

Non-affiliate Investments - (Less than 5% owned) - Continued

Huff Energy Holdings, Inc.	Oil & Natural Gas	Senior Secured Term Loan	$15,100	$15,100	$15,100
	Production and Development	(The greater of 11% or LIBOR +
		7% , due 4/15/2013) (9)

Midstates Petroleum Company	Oil & Natural Gas	Senior Subordinated Notes	14,000	14,435	14,875
	Production and Development	(10.75%, due 10/1/2020) (3) (5)

Myriant Corporation	Alternative Fuels and	131,741 shares of common stock, representing		419	770
	Specialty Chemicals	0.56% of the outstanding common shares
		Warrants (7)		49	110

Southern Pacific Resources Corp.	Oil & Natural Gas	Second Lien Term Loan	9,740	9,850	9,837
	Production and Development	(The greater of 10.5% or LIBOR + 8.5% or
		the greater of 10.5% or Prime + 7.5%,
		due 1/07/2016) (5)

Spirit Resources, LLC	Oil & Natural Gas	Senior Secured Term Loan	13,500	13,327	13,500
	Production and Development	(The greater of 12% or LIBOR + 8%,
		due 4/27/2015)
		Warrants (12)		25	520

Subtotal Non-affiliate Investments - (Less than 5% owned)				$193,332	$191,853
Subtotal Portfolio Investments (82.3% of total investments)				$217,752	$213,614

GOVERNMENT SECURITIES

U.S. Treasury Bills (4)			$46,000	$45,996	$45,996
Subtotal Government Securities (17.7% of total investments)				$45,996	$45,996

TOTAL INVESTMENTS				$263,748	$259,610

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2012

(Continued)

NOTES TO CONSOLIDATED SCHEDULE OF INVESTMENTS

(1)	All of our portfolio investments are collateral for obligations under our Investment Facility. Our investments in U.S. Treasury Bills are collateral for obligations under our Treasury Facility. See Note 3 of Notes to Consolidated Financial Statements. Percentages represent interest rates in effect at the end of the period and due dates represent the contractual maturity dates. Warrants, common stocks, units, commodity derivative instruments and earn-outs are non-income producing securities, unless otherwise stated.
(2)	Our Board of Directors determines, in good faith, the final estimates of fair value of our investments. Fair value estimates are determined using unobservable inputs (Level 3 hierarchy), unless otherwise stated.
(3)	Fair value estimate is determined using prices with observable market inputs (Level 2 hierarchy). See Note 7 of Notes to Consolidated Financial Statements.
(4)	Fair value is determined using prices for identical securities in active markets (Level 1 hierarchy). See Note 7 of Notes to Consolidated Financial Statements.
(5)	We have determined that this investment is not a "qualifying asset" under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. We monitor the status of these assets on an ongoing basis.
(6)	Non-accrual status.
(7)	Myriant Corporation warrants expire on August 15, 2015 and provide us the right to purchase 32,680 shares of Myriant Corporation common stock at a purchase price of $10.00 per share.
(8)	Resaca Exploitation, Inc., or Resaca, stock is listed on the Alternative Investment Market of the London Stock Exchange, denominated in British pounds and its reported fair value at December 31, 2012 has been converted to U.S. dollars.
(9)	The Black Pool Energy Partners, LLC, or Black Pool, Term Loan originally matured on October 24, 2011 without repayment. On September 21, 2012, we, Black Pool and Huff Energy Holdings, Inc., or HEH, executed an amendment (effective July 31, 2012) whereby HEH unconditionally assumed the Black Pool Term Loan and became the new borrower.
(10)	Assets of this portfolio company have been sold. The legal entity, in which we retain an equity interest, is in the process of dissolution.
(11)	Resaca warrants expire 10 business days following termination of the credit agreement and entitle us to purchase up to 2,420,000 shares of Resaca common stock at a purchase price of $1.92 per share.
(12)	Spirit Resources, LLC penny warrants expire five years after repayment of principal and interest and entitle us to acquire 33% of the Units of Membership Interest.
(13)	Contingent payment of up to $6.8 million is dependent upon Alden Resources, LLC’s ability to achieve certain sales volume and operating efficiency levels during the three year period ending July 2014.
(14)	Lenders were granted 10% (5% net to us) of the LP interest in Castex Energy Development Fund, or Castex EDF, via Class B LP units that will become effective at the earlier of maturity or a liquidity event in which the Castex EDF assets are sold.
(15)	In March 2012, Resaca received a default notice from the agent for its Senior Unsecured Term Loan, regarding the violation of two financial covenants. Beginning March 2, 2012, the applicable interest rate under this loan is 14% as long as the covenant violation persists.
(16)	Upon redemption, we will receive the outstanding face amount plus an option to elect to receive either: a) a cash payment resulting in a total 12% IRR (inclusive of the 8% cash distributions) or b) our pro rata share of 2% of the outstanding regular limited partner interests in Castex Energy 2005, LP (0.67% net to us).

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED FINANCIAL HIGHLIGHTS

(Unaudited)

	For The Six Months Ended June 30,
	2013	2012
Per Share Data (1)
Net asset value, beginning of period	$9.57	$9.26
Net investment income	0.37	0.26
Net realized and unrealized gain (loss) on investments (2)	(0.57)	(0.01)
Net increase (decrease) in net assets resulting from operations	(0.20)	0.25
Dividends declared	(0.32)	(0.25)
Other (3)	0.08	0.03
Net asset value, end of period	$9.13	$9.29

Market value, beginning of period	$7.22	$7.19
Market value, end of period	$6.13	$7.08
Market value return (4)	(11.1)%	2.1%
Net asset value return (4)	(0.2)%	4.0%

Ratios and Supplemental Data
($ and shares in thousands)
Net assets, end of period	$187,148	$198,553
Average net assets	$194,688	$201,035
Common shares outstanding, end of period	20,499	21,378
Net investment income/average net assets (5)	8.1%	5.6%
Portfolio turnover rate	33.5%	22.6%
Total operating expenses/average net assets (5) (6)	7.9%	5.3%

Net increase (decrease) in net assets resulting from operations/average net assets (5)	(4.2)%	5.3%

Expense Ratios (as a percentage of average net assets) (5)
Interest expense and bank fees	1.9%	0.7%
Management and incentive fees	3.3%	2.2%
Other operating expenses (6)	2.7%	2.4%
Total operating expenses (6)	7.9%	5.3%

(1)	Per Share Data is based on weighted average number of common shares outstanding for the period.
(2)	May include a balancing amount necessary to reconcile the change in net asset value per share with other per share information presented. This amount may not agree with the aggregate gains and losses for the period because the difference in the net asset value at the beginning and end of the period may not equal the per share changes of the line items disclosed.
(3)	Represents the impact of common stock repurchases. See Note 9.
(4)	Return calculations assume reinvestment of dividends and are not annualized.
(5)	Annualized.
(6)	Net of legal fee reimbursements of $2.4 million in 2013. Excluding these legal fee reimbursements, other operating expense ratio and total operating expense ratios would have been 5.1% and 10.3%, respectively, for the six months ended June 30, 2013.

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

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

	Per Share
Declaration Date	Amount	Record Date	Payment Date
March 19, 2012	$0.12	April 2, 2012	April 9, 2012
June 12, 2012	0.13	June 29, 2012	July 9, 2012
September 11, 2012	0.16	September 28, 2012	October 8, 2012
December 11, 2012	0.16	December 28, 2012	January 7, 2013
March 18, 2013	0.16	March 29, 2013	April 8, 2013
June 10, 2013	0.16	June 28, 2013	July 8, 2013

Note 3: Credit Facilities and Borrowings

On May 23, 2013, we entered into a $72.0 million Third Amended and Restated Revolving Credit Agreement, or the Investment Facility, which replaced our previous credit facility. The total amount outstanding under the Investment Facility and our previous facility was $72.0 million and $59.5 million, as of June 30, 2013 and December 31, 2012, respectively. Substantially all of our assets except our investments in U.S. Treasury Bills are collateral for the obligations under the Investment Facility. The Investment Facility matures on May 23, 2016, and bears interest, at our option, at either (i) LIBOR plus 325 to 475 basis points, or (ii) the base rate plus 225 to 375 basis points, both based on our amounts outstanding. As of June 30, 2013, the interest rate on our outstanding balance of $72.0 million was 3.9%. As of June 30, 2013, there was no additional amount available for borrowing under the Investment Facility. We repaid $44.0 million of the outstanding balance in July 2013.

On March 31, 2011, we entered into a $30.0 million Treasury Secured Revolving Credit Agreement, or the Treasury Facility, which can only be used to purchase U.S. Treasury Bills. Proceeds from the Treasury Facility facilitate the growth of our investment portfolio and provide flexibility in the sizing of our portfolio investments. On September 25, 2012, we entered into a second amendment to the Treasury Facility which increased the aggregate commitment amount from $30.0 million to $45.0 million. As amended, the Treasury Facility matures on September 25, 2013 and bears interest, at our option, at either (i) LIBOR plus 100 basis points or (ii) the base rate. We have the right at any time to prepay the loans, in whole or in part, without premium or penalty. As of June 30, 2013, we had $45.0 million outstanding and no additional amount available for borrowing under the Treasury Facility, and the interest rate on our outstanding balance was 1.2% (LIBOR plus 100 basis points). We repaid the entire balance outstanding under the Treasury Facility in July 2013.

The Investment Facility and Treasury Facility contain affirmative and reporting covenants and certain financial ratio and restrictive covenants that apply to our subsidiaries and us. We complied with these covenants as of June 30, 2013 and had no existing defaults or events of default under either facility. The most restrictive covenants are:

•	maintaining a ratio of net asset value to consolidated total indebtedness (excluding net hedging liabilities) of not less than 2.25:1.0

•	maintaining a ratio of net asset value to consolidated total indebtedness (including net hedging liabilities) of not less than 2.0:1.0,

•	maintaining a ratio of EBITDA (excluding revenue from cash collateral) to interest expense (excluding interest on loans under the Treasury Facility) of not less than 3.0:1.0, and

•	maintaining a ratio of collateral to the aggregate principal amount of loans under the Treasury Facility of not less than 1.02:1.0.

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

Incentive Fee: The incentive fee under the Investment Advisory Agreement consists of two parts. We calculate the first part of the incentive fee, the Investment Income Incentive Fee, as 20% of the excess, if any, of our net investment income for the quarter that exceeds a quarterly hurdle rate equal to 2% (8% annualized) of our net assets. We calculate and pay this Investment Income Incentive Fee quarterly in arrears. For the purpose of this fee calculation, net investment income means interest income, dividend income, royalty income and any other income (including any other fees, such as commitment, origination, syndication, structuring, diligence, managerial assistance, monitoring, and consulting fees or other fees that we receive from portfolio companies) accrued during the fiscal quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement, and interest expense, but excluding the incentive fee). Accordingly, we may pay an incentive fee based partly on accrued interest, the collection of which is uncertain or deferred. Net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, or OID, debt instruments with payment-in-kind interest and zero coupon securities), accrued income that we have not yet received in cash. Net investment income does not include any realized capital gains, realized capital losses, or unrealized capital appreciation or depreciation. For the three and six months ended June 30, 2013, we incurred Investment Income Incentive Fees totaling $0.4 million. For the three and six months ended June 30, 2012, we did not incur any Investment Income Incentive Fees.

We calculate the second part of the incentive fee, the Capital Gains Fee, as (1) 20% of (a) our net realized capital gains (realized capital gains less realized capital losses) on a cumulative basis from the closing date of our initial public offering to the end of such fiscal year, less (b) any unrealized capital depreciation at the end of such fiscal year, less (2) the aggregate amount of all Capital Gains Fees paid to our Manager in prior fiscal years. We determine and pay the Capital Gains Fee in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date). For accounting purposes only, in order to reflect the theoretical Capital Gains Fee that would be payable for a given period as if all unrealized capital gains were realized, we accrue a Capital Gains Fee as described above (in accordance with the terms of the Investment Advisory Agreement), plus 20% of unrealized capital gains on investments held at the end of such period. It should be noted that the portion of the accruals for the Capital Gains Fees attributable to unrealized capital gains will not necessarily be payable under the Investment Advisory Agreement, and may never be paid based on the computation of Capital Gains Fees in subsequent periods. As of June 30, 2013, we had cumulative net capital losses of $72.8 million and cumulative net unrealized capital depreciation of $13.7 million. We did not incur or pay any Capital Gains Fees for the three and six month periods ended June 30, 2013 and 2012.

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

We owed $223,000 and $299,000 to our Administrator as of June 30, 2013 and December 31, 2012, respectively, for expenses incurred on our behalf for the final month of the respective quarterly period. We include these amounts in accounts payable and accrued expenses. Our Board of Directors originally approved the Administration Agreement on November 9, 2004. Our Board of Directors and a majority of our independent directors must approve the continuation of the Administration Agreement at least annually. On October 30, 2012, our Board of Directors, including all of the independent directors, approved an extension of the Administration Agreement through November 9, 2013.

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

Note 6: Commitments and Contingencies

As of June 30, 2013, we had investments in or commitments to fund investments in 16 portfolio companies totaling $236.4 million. Of this total, $231.6 million was outstanding and $4.8 million remained committed and available to fund. Generally, these commitments have fixed expiration dates, and we may not fund the entire $4.8 million of commitments before they expire. We do not report the unused portions of these commitments on our consolidated balance sheets.

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

Legal Proceedings

From time to time, we are involved in various legal proceedings arising in the normal course of business. While we cannot predict the outcome of these proceedings with certainty, we do not believe that an adverse result in any pending legal proceeding other than those described below, individually or in the aggregate, would be material to our business, financial condition or cash flows.

ATP Litigation. On August 17, 2012, ATP Oil & Gas Corporation, or ATP, filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Texas. We own limited term overriding royalty interests, or ORRIs, in certain offshore oil and gas producing properties operated by ATP. On August 23, 2012, the bankruptcy judge presiding over ATP’s case signed an order (Docket No. 191) allowing ATP to pay amounts received after August 17, 2012 to those parties entitled to receive them, including the ORRI holders, provided that the owners of the ORRIs execute a disgorgement agreement providing for the repayment to ATP of any amounts that the bankruptcy court later finds to have been inappropriately paid. We executed the disgorgement agreement and began receiving monthly distributions in September 2012 from ATP of our share of production proceeds received by ATP after August 17, 2012. As of June 30, 2013, our unrecovered investment was $30.0 million, and we had received aggregate production payments of $20.0 million subject to the disgorgement agreement. In addition, as of June 30, 2013, we had incurred legal and consulting fees totaling $2.4 million in connection with the enforcement of our rights under the ORRIs, $1.7 million of which has been added to the unrecovered investment balance under the terms of the ORRI agreements. Legal and consulting fees totaling $0.7 million and $0.6 million as of June 30, 2013 and December 31, 2012, respectively, are included in accounts receivable and other current assets on our consolidated balance sheets.

On October 17, 2012, we filed a lawsuit against ATP styled: NGP Capital Resources Company v. ATP Oil & Gas Corporation, Adv. Proc. No. 12-03443, in the U.S. Bankruptcy Court for the Southern District of Texas, seeking a declaration that the ORRIs are valid, fully enforceable and not voidable. ATP filed an answer and counterclaim in which it (a) denies that the ORRIs are valid and enforceable, (b) seeks a declaration that (i) the ORRIs are a financing agreement and not a true sale and (ii) the ORRIs are executory contracts that are subject to rejection under 11 U.S.C. Sec. 365, and (c) seeks disgorgement from us of amounts paid to us since August 17, 2012, the date of filing of ATP’s Chapter 11 proceeding. The United States, on behalf of the Department of the Interior, intervened in the lawsuit, arguing that the underlying leases are unexpired leases of real property or executory contracts (and not real property conveyances) and are subject to rejection by ATP. Certain service companies claiming statutory liens and privileges have intervened in the lawsuit for the purposes of establishing that their liens and privileges are superior to our rights and asserting related claims for disgorgement of proceeds paid to us by ATP. The Bank of New York Mellon Trust Company, N.A., the secondary lien holder, has also intervened in the lawsuit, arguing (i) the ORRIs are a financing agreement and not a true sale, (ii) our claims are barred, waived, released and/or otherwise foreclosed by the express terms of the conveyance of the ORRIs, and (iii) either we have not met a condition precedent or we failed to perform or substantially perform our contractual obligations. The issues in the lawsuit have been bifurcated such that the issues of (i) whether the conveyances and transactions between us and ATP constituted outright transfers of ownership and (ii) whether the conveyances are executory contracts or leases that ATP may reject, will be tried first. This lawsuit is currently pending, and the initial trial date has been abated along with certain other deadlines pending the determination of various motions. We intend to vigorously defend our position that the ORRIs constitute real property interests and are fully valid and enforceable pursuant to their terms.

Separately, the Official Committee of Unsecured Creditors of ATP, or the Committee, filed a motion requesting authority from the U.S. Bankruptcy Court to be allowed to bring a fraudulent transfer action against us, in which the Committee seeks to allege that (a) ATP was insolvent at the time of the assignment of the ORRIs to us, (b) that ATP received less than fair value from us in exchange for the assignments of the ORRIs and (c) as a result, the assignments should be set aside. The Company vigorously denies these allegations and opposes the motion. The motion has been abated until further notice.

On April 23, 2013, the Department of the Interior, on behalf of the Bureau of Safety and Environmental Enforcement, issued an order directing that the wells on the Gomez properties be shut in and that operations cease. Operations and production ceased on the Gomez properties on April 30, 2013.

On May 7, 2013, ATP conducted an auction of its assets. At the conclusion of the auction, ATP selected a credit bid from Credit Suisse AG, as administrative and collateral agent to the DIP Lenders (based on a reduction in the amount of ATP’s outstanding indebtedness to Credit Suisse AG), or the Credit Bid, as the highest and best bid. The Credit Bid did not include an offer to purchase the Gomez properties. On June 13, 2013, the Court entered an order [Docket. No. 1999] authorizing ATP’s abandonment and relinquishment of its interests in the Gomez properties and related agreements, or the Abandonment Order. On June 27, 2013, the Court granted a stay (on a conditional basis) of the Abandonment Order pending an appeal by Anadarko Petroleum Corporation. As a result of the shut-in of the Gomez wells and the Abandonment Order, our cash flows attributable to the ORRIs have been negatively affected. On July 9, 2013, the Court entered its interim order approving the sale of ATP’s assets (including the properties burdened by our ORRIs) on an interim basis, subject to a final hearing at which the Court will consider evidence relating to the approval of the proposed purchaser. As of July 31, 2013, a final hearing on the sale has not been scheduled.

GMX Resources, Inc. On April 1, 2013, GMX Resources, or GMX, and certain of its affiliates filed petitions for relief under Chapter 11 of the U.S. Bankruptcy Code. In connection with its bankruptcy filing, GMX announced that it is pursuing an asset purchase agreement with certain senior first-lien creditors to acquire substantially all of GMX’s operating assets and undeveloped acreage. Once the contemplated asset purchase agreement with such senior creditors is finalized, the sale would then be subject to a public auction, pursuant to procedures to be approved by the U.S. Bankruptcy Court. We hold $12.7 million face amount of GMX’s Senior Secured Second-Priority Notes due 2018, or the GMX 2018 Notes, which are subordinate to the debt held by the senior creditors mentioned above. As a result of these proceedings, we reduced the estimated fair value of our investment in the GMX 2018 Notes from $7.4 million as of December 31, 2012 to zero as of March 31, 2013.

Note 7: Fair Value

Investments consisted of the following as of June 30, 2013 and December 31, 2012:

	June 30, 2013				December 31, 2012
		% of		% of		% of		% of
(Dollar amounts in thousands)	Cost	Total	Fair Value	Total	Cost	Total	Fair Value	Total
Portfolio investments
Senior secured debt	$40,864	15.0%	$41,551	16.3%	$63,708	24.2%	$64,208	24.7%
Subordinated debt	86,610	31.8%	76,591	30.0%	56,532	21.4%	56,390	21.8%
Limited term royalties	29,637	10.9%	29,978	11.8%	36,614	13.9%	37,026	14.3%
Contingent earn-out	-	0.0%	-	0.0%	-	0.0%	240	0.1%
Commodity derivative instruments	68	0.0%	-	0.0%	245	0.1%	9	0.0%
Royalty interests	185	0.1%	698	0.3%	-	0.0%	-	0.0%
Redeemable preferred units	50,040	18.4%	51,760	20.3%	50,046	19.0%	51,180	19.7%
Equity securities
Membership and partnership units	10,500	3.9%	7,243	2.8%	419	0.2%	1,680	0.6%
Participating preferred stock	4,312	1.6%	23	0.0%	4,312	1.6%	43	0.0%
Common stock	3,654	1.3%	849	0.3%	5,552	2.1%	1,698	0.7%
Warrants	286	0.1%	593	0.2%	324	0.1%	1,140	0.4%
Total equity securities	18,752	6.9%	8,708	3.3%	10,607	4.0%	4,561	1.7%
Total portfolio investments	226,156	83.1%	209,286	82.0%	217,752	82.6%	213,614	82.3%
Government securities
U.S. Treasury Bills	46,000	16.9%	46,000	18.0%	45,996	17.4%	45,996	17.7%
Total investments	$272,156	100.0%	$255,286	100.0%	$263,748	100.0%	$259,610	100.0%

We account for all of the assets in our portfolio at fair value, following the provisions of the Financial Accounting Standards Board Accounting Standards Codification Fair Value Measurements and Disclosures, or ASC 820. ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements.

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

•	Investment Team Valuation. The investment professionals of our Manager prepare fair value estimates for each investment.

•	Investment Team Valuation Documentation. The investment team documents and discusses its preliminary fair value estimates with senior management of our Manager.

•	Presentation to Valuation Committee. Senior management presents the valuation analyses and fair value estimates to the Valuation Committee of our Board of Directors.

•	Third Party Valuation Activity. The Valuation Committee and our Board of Directors, in their discretion, may retain an independent valuation firm to review any or all of the valuation analyses and fair value estimates provided by the investment team of our Manager. The Valuation Committee has not retained an independent valuation firm in connection with any fair value estimates during the six months ended June 30, 2013 or the year ended December 31, 2012.

•	Board of Directors and Valuation Committee. The Board of Directors and Valuation Committee review and discuss the valuation analyses and fair value estimates provided by the investment team of our Manager and the analysis of the independent valuation firm, if applicable.

•	Final Valuation Determination. Our Board of Directors discusses the fair value estimates recommended by the Valuation Committee and determines the fair value of each investment in our portfolio, in good faith, based on the input of the investment team of our Manager, our Valuation Committee and the independent valuation firm, if any.

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

We have investments in our portfolio that contain payment-in-kind, or PIK, provisions. We compute PIK interest income or PIK dividend income at the contractual rate specified in each investment agreement and add that amount to the principal balance of the investment. For those investments with PIK interest or PIK dividends, we calculate our income accruals on the principal balance plus any PIK amounts. If the portfolio company’s projected cash flows, further supported by estimated total enterprise value, are not sufficient to cover the contractual principal and interest or dividend amounts, as applicable, we do not accrue interest income or dividend income on the investment. To maintain our RIC status, we must pay out this non-cash income to stockholders in the form of dividends, even though we have not yet collected the cash.

Fair value accounting classifies financial assets and liabilities in their entirety based on the lowest level of input that is significant to the estimated fair value measurement. Our assessment of the significance of a particular input to the estimated fair value measurement requires judgment, and may affect the valuation assets and liabilities and their placement within the fair value hierarchy levels. We did not have any liabilities measured at fair value at June 30, 2013 or December 31, 2012. The following tables set forth our financial assets by level within the fair value hierarchy that we accounted for at fair value as of June 30, 2013 and December 31, 2012.

	Fair Value Measurements as of June 30, 2013
	(In Thousands)
		Quoted	Prices with
		Prices	Observable
		in Active	Market	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Portfolio investments
Control investments - majority owned
Senior secured debt	$17,976	$-	$-	$17,976
Royalty interests	443	-	-	443
Equity securities	4,942	-	-	4,942
Total control investments - majority owned	23,361	-	-	23,361
Affiliate investments
Subordinated debt	15,111	-	-	15,111
Equity securities	2,410	-	109	2,301
Total affiliate investments	17,521	-	109	17,412
Non-affiliate investments
Senior secured debt	23,575	-	-	23,575
Subordinated debt	61,480	-	34,915	26,565
Limited term royalties	29,978	-	-	29,978
Contingent earn-out	-	-	-	-
Commodity derivative instruments	-	-	-	-
Redeemable preferred units	51,760	-	-	51,760
Royalty interests	255	-	-	255
Equity securities	1,356	-	-	1,356
Total non-affiliate investments	168,404	-	34,915	133,489
Total portfolio investments	209,286	-	35,024	174,262
Government securities
U.S. Treasury Bills	46,000	46,000	-	-
Total investments	$255,286	$46,000	$35,024	$174,262

	Fair Value Measurements as of December 31, 2012
	(In Thousands)
		Quoted	Prices with
		Prices	Observable
		in Active	Market	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Portfolio investments
Control investments - majority owned
Senior secured debt	$8,108	$-	$-	$8,108
Equity securities	500	-	-	500
Total control investments - majority owned	8,608	-	-	8,608
Affiliate investments
Subordinated debt	12,933	-	-	12,933
Equity securities	220	-	210	10
Total affiliate investments	13,153	-	210	12,943
Non-affiliate investments
Senior secured debt	56,100	-	-	56,100
Subordinated debt	43,457	-	26,213	17,244
Limited term royalties	37,026	-	-	37,026
Contingent earn-out	240	-	-	240
Commodity derivative instruments	9	-	9	-
Redeemable preferred units	51,180	-	-	51,180
Equity securities	3,841	1,488	-	2,353
Total non-affiliate investments	191,853	1,488	26,222	164,143
Total portfolio investments	213,614	1,488	26,432	185,694
Government securities
U.S. Treasury Bills	45,996	45,996	-	-
Total investments	$259,610	$47,484	$26,432	$185,694

The following tables present roll-forwards of the changes in the estimated fair value during the three- and six-month periods ended June 30, 2013 and 2012 for all investments for which we determine estimated fair value using unobservable (Level 3) factors. During the three-month period ended March 31, 2013, our investment in Spirit Resources, LLC changed from a Non-Affiliate investment to a Control-Majority Owned investment. During the six-month periods ended June 30, 2013 and 2012, no other investments in portfolio companies changed between the categories of Control Investments – Majority Owned, Affiliate Investments and Non-Affiliate Investments and there were no transfers between Levels 3, 2 or 1.

Fair Value Measurements for the Three Months Ended June 30, 2013, Using Unobservable Inputs (Level 3)

(Dollar Amounts in Thousands)

			Net Profits
	Senior Secured	Subordinated	Interests, Royalty
	Debt and	Debt and	Interests
	Limited Term	Redeemable	and Equity	Contingent	Total
	Royalties	Preferred Units	Securities	Earn-out	Investments
Fair value at March 31, 2013	$91,262	$88,716	$10,749	$60	$190,787
Total gains, (losses) and amortization:
Net realized gains (losses)	-	-	1,500	-	1,500
Net unrealized gains (losses)	235	674	(1,614)	(60)	(765)
Net amortization of premiums, discounts and fees	92	36	-	-	128
New investments, repayments and settlements, net:
New investments	11,348	17,153	412	-	28,913
Payment-in-kind	69	461	-	-	530
Repayments and settlements	(31,477)	(13,604)	(1,750)	-	(46,831)
Fair value at June 30, 2013	$71,529	$93,436	$9,297	$-	$174,262

Fair Value Measurements for the Six Months Ended June 30, 2013, Using Unobservable Inputs (Level 3)

(Dollar Amounts in Thousands)

			Net Profits
	Senior Secured	Subordinated	Interests, Royalty
	Debt and	Debt and	Interests
	Limited Term	Redeemable	and Equity	Contingent	Total
	Royalties	Preferred Units	Securities	Earn-out	Investments
Fair value at December 31, 2012	$101,234	$81,357	$2,863	$240	$185,694
Total gains, (losses) and amortization:
Net realized gains (losses)	-	-	1,500	-	1,500
Net unrealized gains (losses)	116	(6,154)	(4,213)	(240)	(10,491)
Net amortization of premiums, discounts and fees	177	55	-	-	232
New investments, repayments and settlements, net:
New investments	14,338	40,676	2,897	-	57,911
Restructuring	(8,000)	-	8,000	-	-
Payment-in-kind	105	954	-	-	1,059
Repayments and settlements	(36,441)	(23,452)	(1,750)	-	(61,643)
Fair value at June 30, 2013	$71,529	$93,436	$9,297	$-	$174,262

Of the $10.5 million in net unrealized losses presented in the table above, $8.8 million was attributable to assets we held at June 30, 2013. We present net unrealized gains (losses) on our consolidated statements of operations as “Net unrealized appreciation (depreciation) on investments.”

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

The following table summarizes the significant unobservable inputs in the fair value measurements of our Level 3 investments by category of investment and valuation technique as of June 30, 2013.

	Fair Value
	as of		Significant
	June 30, 2013	Valuation	Unobservable	Range of	Weighted
Type of Investment	(in thousands)	Technique	Inputs	Inputs	Average
Senior debt securities and limited term royalties	$71,529	Discounted cash flow	Discount rate	8.0% - 15.0%	12.0%

Subordinated debt securities and redeemable preferred units	93,436	Discounted cash flow	Discount rate	10% - 20%	14.1%
		Market comparables	Reserve multiples (1)	$9.00 - $15.00	$12.83
			Production multiples (2)	$24.00 - $48.00	$32.00
			EBITDA multiples	3.0x - 6.0x	4.82	x
	93,436

Royalty interests and equity securities	3,687	Market comparables	EBITDA multiples	4.0x - 6.0x	5.3	x
			Discount for lack of marketability	20% - 40%	27.5%
	3,556	Discounted cash flow	Discount rate	20%	20%
			Discount for lack of marketability	20%	20%
	566	Market comparables	Reserve multiples (1)	$6.00 - $19.00	$16.70
			Production multiples (2)	$100.00 - $120.00	$105.53
	790	Option pricing model	Implied volatility	75% - 76%	75.1%
			Discount for lack of marketability	35%	35%
			Discount for potential dilution	30%	30%
	698	Market comparables	Cash flow multiples	6.0x - 8.0x	7.0	x
			Discount rate	10% - 20%	15.0%
	9,297
	$174,262

(1)	Based on recent comparable transactions involving similar assets, expressed as price per unit of equivalent barrel of oil in proved reserves.
(2)	Based on recent comparable transactions involving similar assets, expressed as price per daily production of equivalent barrel of oil in proved reserves.

Note 8: Commodity Derivative Instruments

We use commodity derivative instruments from time to time to manage our exposure to commodity price fluctuations. We use all of our derivatives for risk management purposes and do not hold any amounts for speculative or trading purposes. These contracts generally consist of options contracts on underlying commodities. We do not designate these instruments as hedging instruments for financial accounting purposes and, as a result, we recognize the change in the instruments’ fair value currently on the consolidated statement of operations as net increase (decrease) in unrealized appreciation (depreciation) on investments. As shown on our consolidated schedule of investments at June 30, 2013, we had oil put options expiring from July 2013 through September 2013 with an aggregate cost and fair value of $68,000 and $0, respectively.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(In thousands)	2013	2012	2013	2012

Unrealized gains (losses) on commodity derivatives	$83	$124	$167	$(259)
Realized gains (losses) on commodity derivatives	(83)	-	(177)	-

Net gain (losses) on commodity derivative instruments	$-	$124	$(10)	$(259)

Note 9: Common Stock Repurchases

In May 2013, we repurchased an aggregate of 520,889 shares of our common stock in the open market at an average price of $6.49 per share, totaling $3.4 million, in accordance with the stock repurchase plan approved by the Board of Directors in October 2011. These repurchases were made at an approximate discount to net asset value of 28%. Under the terms of the stock repurchase plan, we have remaining authorization to repurchase up to an additional $2.4 million of common stock. Any future repurchases will be made in accordance with applicable securities laws and regulations that set certain restrictions on the method, timing, price and volume of stock repurchases.

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

Portfolio and Investment Activity

On June 28, 2013, Resaca Exploitation, Inc., or Resaca, completed the sale of substantially all of its oil and gas properties to Legacy Reserves Operating LP, a Midland, Texas-based oil and gas company, for $72 million, subject to customary adjustments. In connection with the sale, we received a cash payment of $16.1 million, representing full principal payment of our Senior Unsecured Term Loan and an interest “make whole” provision of $2.2 million, or $0.11 per share. Subsequently, Resaca’s common stock, of which we own 1.36 million shares, or 6.6% of Resaca’s common stock outstanding, has been delisted from the Alternative Investment Market of the London Stock Exchange, and will ultimately be liquidated to shareholders as Resaca winds up its operations. Our investment in the Resaca Term Loan resulted in an internal rate of return of 21.2% and a return on investment of 1.61x.

On June 14, 2013, Castex Energy Development Fund, LP, or CDF, repaid its $55.0 million debt obligation under its Senior Secured Term Loan, including the $27.5 million face amount that we held and an interest “make whole” provision to us of $0.3 million, or $0.01 per share. CDF also repurchased the Class B LP units, resulting in net proceeds to us of $1.8 million, and a realized capital gain of $1.8 million, or $0.08 per share. This investment was outstanding for 22 months and generated an internal rate of return of 17.8% and a return on investment of 1.3x.

On May 24, 2013, we closed a $15.0 million Senior Secured Term Loan to a subsidiary of Crossroads Energy Partners, LLC, or Crossroads, a Houston-based oil and gas company, with initial availability of $11.0 million and initial funding of $9.0 million. Proceeds from the Senior Secured Term Loan were used to acquire a 100% working interest in certain producing oil properties located in Central Louisiana and for the development of such properties. The Senior Secured Term Loan earns interest at an annual rate of 11.5% (LIBOR + 10.5%) and matures in May 2016. As consideration for providing the Term Loan, we also received a 2% overriding royalty interest in the properties and penny warrants to purchase up to 18% of the operating subsidiary.

On April 22, 2013, we provided $17.5 million of financing to Nekoosa Coated Products, or Nekoosa, a private manufacturer of carbonless sheets and specialty products used in the commercial printing industry, in the form of a Second Lien Term Loan, to facilitate the acquisition of IGI Corp., a leading manufacturer of specialty pressure sensitive graphic arts materials used in the signage and visual communications industry. The Second Lien Term Loan earns interest payable in cash at an annual rate of 13% plus paid-in-kind interest of 2% per annum and matures on October 22, 2018.

In 2011 and 2012, we purchased from ATP Oil & Gas Corporation, or ATP, limited-term ORRIs in certain offshore oil and gas producing properties operated by ATP in the Gulf of Mexico, including $25.0 million advanced on July 3, 2012. Under this arrangement, we own the right to portions (ranging from 5.0% to 10.8%) of the monthly production proceeds from the various oil and gas properties subject to the ORRIs in ATP’s Gomez and Telemark properties. The terms of the ORRIs provide that they will terminate after we receive payments that equal our investment in the ORRIs plus a time-value factor that is calculated at a rate of 13.2 % per annum. On August 17, 2012, ATP filed for protection under Chapter 11 of the U.S. Bankruptcy Code. For more information, please refer to the discussion of the ATP Litigation under the heading “Legal Proceedings” in Note 6, “Commitments and Contingencies”, to Notes to Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q. As of June 30, 2013, our unrecovered investment was $30.0 million, and we had received aggregate production payments of $20.0 million subject to the disgorgement agreement. In addition, as of June 30, 2013, we had incurred legal and consulting fees totaling $2.4 million in connection with the enforcement of our rights under the ORRIs, $1.7 million of which has been added to the unrecovered investment balance under the terms of the ORRI agreements. Legal and consulting fees totaling $0.7 million and $0.6 million as of June 30, 2013 and December 31, 2012, respectively, are included in accounts receivable and other current assets on our consolidated balance sheets.

On April 1, 2013, GMX Resources, or GMX, and certain of its affiliates filed petitions for relief under Chapter 11 of the U.S. Bankruptcy Code. In connection with its bankruptcy filing, GMX announced that it is pursuing an asset purchase agreement with certain senior first-lien creditors to acquire substantially all of GMX’s operating assets and undeveloped acreage. Once the contemplated asset purchase agreement with such senior creditors is finalized, the sale would then be subject to a public auction, pursuant to procedures to be approved by the U.S. Bankruptcy Court. We hold $12.7 million face amount of GMX’s Senior Secured Second-Priority Notes due 2018, or the GMX 2018 Notes, which are subordinate to the debt held by the senior creditors mentioned above. As a result of these proceedings, we reduced the estimated fair value of our investment in the GMX 2018 Notes to zero as of March 31, 2013, resulting in an unrealized loss of $7.4 million, or $0.35 per share.

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

On February 6, 2013, we purchased $20.0 million of the $300 million 9.75% Senior Notes offering issued by Talos Production LLC and Talos Production Finance Inc., collectively, Talos, to partially fund Talos’s acquisition of Energy Resource Technology GOM, Inc., the oil and gas subsidiary of Helix Energy Solutions Group, Inc. On February 15, 2013, we purchased an additional $5.0 million face value of the Talos Senior Notes in the secondary market. Talos is headquartered in Houston, Texas, and its parent company is a portfolio company of funds affiliated with Apollo Global Management, LLC and Riverstone Holdings LLC, which committed up to $600 million in equity to Talos’s parent company in February 2012. The Talos Senior Notes mature February 15, 2018, and were issued at 99.025 for an effective yield of 10.0% per annum. During the second quarter of 2013, we sold $2.0 million face amount of Talos Senior Notes for $2.0 million.

On January 25, 2013, we restructured our $13.5 million Senior Secured Term Loan, or the Original Term Loan, with Spirit Resources, LLC, or Spirit. Under the terms of the restructuring, (i) $8.0 million of the Original Term Loan was converted into Preferred Units, with the remaining $5.5 million structured as a Senior Secured Tranche A Term Loan; (ii) we provided $4.5 million of additional borrowing capacity in the form of a Senior Secured Tranche B Term Loan; (iii) we received a 3% overriding royalty interest in Spirit’s oil and gas properties; and (iv) we conveyed our 33% penny warrants back to Spirit. The Tranche A Term Loan matures April 28, 2015 and earns interest payable monthly in cash at an annual rate of the greater of 8% or LIBOR + 4%. The Tranche B Term Loan matures October 28, 2015 and initially earns interest payable-in-kind at an annual rate of the greater of 15% or LIBOR + 11%. Beginning in January 2015, interest on the Tranche B Term Loan is payable monthly in cash at an annual rate of the greater of 13% or LIBOR + 9%. Borrowings under the Tranche B Term Loan are being used to execute relatively low-risk, high return development plans at Spirit’s oil and gas properties and to provide additional working capital. The Preferred Units represent a preferred interest on 100% of any equity distributions from Spirit until certain hurdles are met, after which Spirit management would participate in 25% of any such distributions.

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

From commencement of investment operations in November 2004 through June 30, 2013, we have invested $1.1 billion in 47 portfolio companies and received principal repayments, realizations and settlements of $862.5 million. The following table summarizes our investment activity for the six months ended June 30, 2013 and 2012 (dollars in millions):

	2013	2012
Investment portfolio, beginning of period	$219.9	$175.0
New investments	78.2	34.8
Additional investments in existing clients	6.8	1.8
Principal repayments, realizations and settlements	(73.3)	(32.8)
Investment portfolio, end of period	$231.6	$178.8

Number of portfolio clients at end of period	16	18

The table below shows our portfolio investments by type as of June 30, 2013 and December 31, 2012. We compute yields on investments using interest rates as of the balance sheet date and include amortization of original issue discount, or OID, and market premium or discount, royalty interest income, net profits income and other similar investment income, weighted by their respective costs when averaged. We compute the yield on income from derivatives using estimated derivative income, net of expired options costs. These yields do not include income from any investments on non-accrual status but do include the cost basis of such investments in the denominator. Such weighted average yields are not necessarily indicative of expected total returns on a portfolio.

	June 30, 2013			December 31, 2012
	Weighted			Weighted
	Average	Percentage of Portfolio		Average	Percentage of Portfolio
	Yields	Cost	Fair Value	Yields	Cost	Fair Value
Senior secured debt	12.0%	18.1%	19.9%	12.0%	29.2%	30.1%
Subordinated debt	10.9%	38.3%	36.6%	9.3%	26.0%	26.4%
Limited term royalties	13.7%	13.1%	14.3%	13.6%	16.8%	17.3%
Contingent earn-out	0.0%	0.0%	0.0%	0.0%	0.0%	0.1%
Commodity derivative instruments	0.0%	0.0%	0.0%	0.0%	0.1%	0.0%
Royalty interests	0.0%	0.1%	0.3%	0.0%	0.0%	0.0%
Redeemable preferred units	8.0%	22.1%	24.7%	8.0%	23.0%	24.0%
Equity securities
Membership and partnership units	0.0%	4.7%	3.5%	0.0%	0.2%	0.8%
Participating preferred stock	0.0%	1.9%	0.0%	0.0%	2.0%	0.0%
Common stock	0.0%	1.6%	0.4%	0.0%	2.6%	0.8%
Warrants	0.0%	0.1%	0.3%	0.0%	0.1%	0.5%
Total equity securities	0.0%	8.3%	4.2%	0.0%	4.9%	2.1%
Total portfolio investments	9.9%	100.0%	100.0%	10.0%	100.0%	100.0%

As of June 30, 2013 and December 31, 2012, the total fair value of our portfolio investments was $209.3 million and $213.6 million, respectively. Of those fair value totals, approximately $174.3 million, or 83%, as of June 30, 2013, and $185.7 million, or 87%, as of December 31, 2012, are measured using significant unobservable (i.e., Level 3) inputs.

The table below summarizes our non-accruing and non-income producing investments:

	June 30, 2013		December 31, 2012
(Dollars in thousands)	Cost	Fair Value	Cost	Fair Value
Non-accruing investments
Chroma Exploration & Production, Inc.	$4,312	$23	$4,312	$43
GMX Resources, Inc. second-priority notes (non-accrual 1/1/13)	9,452	-	N/A	N/A
Total non-accruing investments	13,764	23	4,312	43
Non-income producing investments
BP Corporation NA, Inc. put options	68	-	245	9
Castex Energy Development Fund, LP units (sold 6/14/13)	-	-	0	910
Crossroads Energy Partners, LLC warrants	237	543	-	-
Globe BG, LLC (contingent Alden Resources royalty earn-out)	-	-	-	240
GMX Resources, Inc. common stock (sold 3/01/13)	-	-	2,317	1,488
Myriant Corporation common stock and warrants	468	790	468	880
NGP/OCI Investments, LLC Class A Units	2,500	2,301	-	-
Pallas Contour Mining, LLC units	-	1,386	-	500
Resaca Exploitation, Inc. common stock	3,235	109	3,235	210
Resaca Exploitation, Inc. warrants (relinquished 6/28/13)	-	-	250	10
Spirit Resources, LLC preferred units (acquired on 1/25/13)	8,000	3,556	-	-
Spirit Resources, LLC warrants (relinquished 1/25/13)	-	-	25	520
Total non-income producing investments	14,508	8,685	6,540	4,767
Total non-accruing and non-income
producing investments	$28,272	$8,708	$10,852	$4,810

Results of Operations

Investment Income

During the three months ended June 30, 2013, our total investment income was $9.6 million, increasing $4.3 million, or 81%, compared to the corresponding period of 2012. The increase in 2013 was primarily attributable to “make whole” interest earned from the early repayments of loans from CDF and Resaca totaling $2.5 million, and as a result of higher overall portfolio balances offset by lower weighted average yields. Our portfolio balance, on a cost basis, increased from $177.2 million at June 30, 2012 to $226.2 million at June 30, 2013, primarily as a result of new investments in excess of net redemptions and settlements. Our weighted average yields decreased from 11.4% at June 30, 2012 to 9.9% at June 30, 2013, primarily as a result of new investments in the portfolio with improved credit quality and lower risk, and as a result of the GMX 2018 Notes being placed on non-accrual status in 2013.

During the six months ended June 30, 2013, investment income increased by $4.5 million, or 41%, to $15.4 million compared to the same period in 2012. The increase in 2013 is primarily attributable to $2.5 million of “make whole” interest from the early repayments mentioned previously and higher overall portfolio balances offset by lower weighted average yields.

Operating Expenses

The table below summarizes the components of our operating expenses (in thousands):

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Interest expense and bank fees	$998	$324	$1,813	$658
Management and incentive fees	1,830	1,064	3,197	2,148
Professional fees, insurance expenses and other G&A	1,299	1,270	2,585	2,493
Total operating expenses	$4,127	$2,658	$7,595	$5,299

For the three months ended June 30, 2013, operating expenses were $4.1 million, increasing $1.5 million, or 55%, compared to $2.7 million for the quarter ended June 30, 2012. Interest expense and fees on our credit facilities were $1.0 million for the three months ended June 30, 2013, compared to $0.3 million for the three months ended June 30, 2012, as a result of increased borrowing levels supporting our larger investment portfolio. Management and incentive fees were higher in the quarter ended June 30, 2013 at $1.8 million compared to $1.1 million for the quarter ended June 30, 2012, primarily as a result of higher average total asset balances, which are the basis for the base management fee computation. In addition, management and incentive fees include investment income incentive fees of $0.4 million for the quarter ended June 30, 2013, as a result of our net investment income exceeding the quarterly hurdle rate of 2% in the second quarter of 2013.

For the six months ended June 30, 2013, operating expenses were $7.6 million, increasing $2.3 million, or 43%, compared to $5.3 million for the six months ended June 30, 2012. Interest expense and fees on our credit facilities increased to $1.8 million for the six months ended June 30, 2013, compared to $0.7 million for the six months ended June 30, 2012, as a result of increased borrowing levels supporting our larger investment portfolio. Management and incentive fees were higher in the first six months of 2013 at $3.2 million compared to $2.1 million in the prior year period, primarily as a result of higher average total asset balances, which are the basis for the base management fee computation. In addition, management and incentive fees include investment income incentive fees of $0.4 million for the six months ended June 30, 2013, as a result of our net investment income exceeding the quarterly hurdle rate of 2% in the second quarter of 2013.

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

Net Investment Income

For the three months ended June 30, 2013, net investment income was $5.5 million, or $0.26 per common share, compared to $2.6 million, or $0.12 per common share, for the three months ended June 30, 2012. The $2.8 million, or 107%, increase was attributable to the $4.3 million increase in investment income, partially offset by the $1.5 million increase in operating expenses, both of which are described above.

For the six months ended June 30, 2013, net investment income was $7.8 million, or $0.37 per common share, compared to $5.6 million, or $0.26 per common share, for the six months ended June 30, 2012. The $2.2 million, or 39%, increase was attributable to the $4.5 million increase in investment income, partially offset by the $2.3 million increase in operating expenses, both of which are described above.

Net Realized Gains (Losses)

For the three months ended June 30, 2013, we recognized net realized capital gains of $1.1 million resulting from a $1.8 million gain from the sale of our Class B LP units of CDF, partially offset by a $0.2 million loss on the disposition of our Resaca warrants and a $0.5 million loss resulting from adjustments to the realized amounts recorded on our 2011 sales of our investments in Alden Resources, LLC and DeanLake Operator, LLC. We did not realize any significant gains or losses on investments during the three and six months ended June 30, 2012.

For the six months ended June 30, 2013, we recognized net realized capital gains of $0.8 million resulting from a $1.8 million gain from the sale of our Class B LP units of CDF and a $1.3 million gain from the sale of $10.0 million face amount of EP Energy Senior Unsecured Notes at an average price of 113.375, partially offset by a $1.6 million loss from the sale of our 228,853 shares of GMX common stock at an average price of $3.28, a $0.2 million loss on the disposition of our Resaca warrants and a $0.5 million loss resulting from adjustments to the amounts recorded on our 2011 sales of our investments in Alden Resources, LLC and DeanLake Operator, LLC.

Unrealized Appreciation or Depreciation on Investments

For the three months ended June 30, 2013, net unrealized depreciation on portfolio investments was $3.0 million, or $0.15 per share, primarily due to decreases in the estimated fair value of our investments in Spirit preferred units of $1.6 million, Midstates Petroleum Company, or Midstates, Senior Unsecured Notes of $1.4 million, Talos Senior Unsecured Notes of $0.9 million and net increases in the value of remaining investments of $0.9 million. By comparison, for the three months ended June 30, 2012, net unrealized depreciation was $1.5 million, largely due to decreases in the estimated fair value of our investments in Black Pool Energy Partners, LLC, or Black Pool, of $2.0 million and Globe BG, LLC, or Globe, of $0.9 million, partially offset by increases in the values of our investments in CDF, of $1.1 million and EP Energy of $0.9 million. Net decreases in the estimated fair value of remaining investments totaled $0.6 million.

For the six months ended June 30, 2013, net unrealized depreciation on portfolio investments was $12.7 million, or $0.61 per share, primarily due to decreases in the estimated fair value of our investments in GMX 2018 Notes of $7.4 million, Spirit preferred units and overriding royalty interests of $4.0 million, Talos Senior Unsecured Notes of $1.0 million and the reversals of unrealized appreciation, due to realization of the gains, on our EP Energy Senior Unsecured Notes of $1.3 million, partially offset by net increases in the fair value of our remaining investments of $1.0 million. By comparison, for the six months ended June 30, 2012, net unrealized depreciation was $0.3 million, primarily due to decreases in estimated fair value of our investments of $2.3 million for Black Pool and $0.8 million for Globe, offset by increases in the estimated fair value of $1.6 million for CDF units, $0.9 million for EP Energy Senior Unsecured Notes and $0.9 million for our investment in GMX Senior Convertible Notes. Net decreases in the estimated fair value of remaining investments totaled $0.6 million.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended June 30, 2013, we recorded a net increase in net assets resulting from operations of $3.5 million, or $0.16 per share, compared to $1.1 million, or $0.05 per share, for the three months ended June 30, 2012. The $2.4 million, or $0.11 per share, improvement between the two periods was primarily attributable to the $2.8 million increase in net investment income, partially offset by the $0.4 million increase in net realized and unrealized losses on our investments, both of which are described above.

For the six months ended June 30, 2013, we recorded a net decrease in net assets resulting from operations of $4.1 million, or $0.20 per share, compared to a net increase in net assets resulting from operations of $5.3 million, or $0.25 per share, for the six months ended June 30, 2012. The $9.4 million, or $0.45 per share, net change between the two periods was primarily attributable to the $11.6 million increase in net realized and unrealized losses on our investments, offset by a $2.2 million increase in net investment income, both of which are described above.

Financial Condition, Liquidity and Capital Resources

During the six months ended June 30, 2013, we generated cash from operations of $5.1 million, excluding net purchases of investments, compared to $5.3 million during the comparable period of 2012. The lower amount of cash generated from operations in 2013 was primarily attributable to net increases in receivables and prepaid asset balances in 2013, largely offset by increased net investment income in 2013. Net collections of interest and income tax refunds receivable generated $1.0 million of cash in the first two quarters of 2012, compared to using $0.7 million of cash in the first two quarters of 2013. In addition, we paid $1.2 million of deferred loan costs in 2013, related to the renewal of our Investment Facility, which are being amortized to interest expense over the term of the facility.

Our net cash used in operating activities for the six months ended June 30, 2013 was $0.9 million, compared to $8.4 million for the same period of 2012. This decrease in net cash used in 2013 was primarily due to higher net purchases of investments in portfolio securities in 2013 offset by higher net purchases of U.S. Treasury Bills in 2012. Purchases of portfolio securities during the first six months of 2013 totaled $82.8 million, compared to $36.3 million during the first six months of 2012. Purchases in 2013 primarily included the Talos Senior Notes of $24.8 million, OCI Subordinated Notes and direct equity co-investment totaling $17.2 million, Nekoosa Second Lien Term Loan of $17.2 million, KOVA Senior Subordinated Notes of $8.8 million, Crossroads Senior Secured Term Loan of $8.8 million and additional investments in existing portfolio companies totaling $6.0 million. Purchases in 2012 primarily included the EP Energy Senior Notes of $25.0 million, the STP Term Loan of $9.8 million and additional investments in existing portfolio companies totaling $1.5 million. Proceeds from the redemption of investments totaled $76.8 million during the first six months of 2013, compared to $32.8 million during the first six months of 2012. Redemptions in 2013 included CDF Senior Secured Term Loan and Class B LP units, $29.3 million; Resaca Senior Unsecured Term Loan, $13.7 million; EP Energy Senior Unsecured Notes, $11.3 million; STP Term Loan, $9.7 million; ATP, $8.7 million and other redemptions totaling $4.1 million. Redemptions in 2012 included ATP, $10.5 million, Tammany Oil & Gas, LLC, $10.1 million, Crestwood Holdings, LLC Senior Secured Term Loan, $8.3 million; Anadarko Petroleum Corporation net profits interest, $3.2 million; and other redemptions totaling $0.7 million. During the first six months of 2013, we also purchased and redeemed $92.0 million in U.S. Treasury Bills with borrowings under our Treasury Facility, compared to $10.2 million purchased during the first six months of 2012.

At June 30, 2013, we had cash and cash equivalents totaling $49.2 million. At June 30, 2013, the amount outstanding under our $72.0 million Third Amended and Restated Revolving Credit Agreement, or the Investment Facility, was $72.0 million and there was no additional amount available for borrowing. We repaid $44.0 million of the $72.0 million balance outstanding under the Investment Facility in July 2013. As of June 30, 2013, the amount outstanding under our $45.0 million Treasury Secured Revolving Credit Agreement, or the Treasury Facility, was $45.0 million and there was no additional amount available for borrowing. We repaid the entire balance outstanding under the Treasury Facility in July 2013.

During the six months ended June 30, 2013, we paid cash dividends totaling $6.7 million, or $0.32 per share, to our common stockholders. In June 2013, we declared a second quarter dividend totaling $3.3 million, or $0.16 per share, which was paid in July 2013. We currently intend to continue to distribute, in the form of quarterly dividends, a minimum of 90% of our annual investment company taxable income to our stockholders.

On October 31, 2011, our Board of Directors approved a stock repurchase plan, pursuant to which we may, from time to time, repurchase up to $10.0 million of our common stock in the open market at prices not to exceed net asset value during our open trading periods. Our Board of Directors authorized this plan, because it believes that general market trading activity may cause our common stock to be undervalued from time to time. The repurchase program does not obligate us to purchase any shares and may be discontinued at any time. Pursuant to this plan, in May 2013, we repurchased an aggregate of 520,889 shares of our common stock in the open market at an average price of $6.49 per share, totaling $3.4 million. By comparison, in May 2012, we repurchased an aggregate of 250,029 shares of our common stock at an average price of $6.51 per share, totaling $1.6 million. Under the terms of the stock repurchase plan, we are authorized to repurchase up to an additional $2.4 million of our common stock. Any future repurchases will be made in accordance with applicable securities laws and regulations that set certain restrictions on the method, timing, price and volume of stock repurchases.

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

Credit Facilities and Borrowings

On May 23, 2013, we entered into a $72.0 million Investment Facility, which replaced our previous credit facility. The total amount outstanding under the Investment Facility and our previous facility was $72.0 million and $59.5 million, as of June 30, 2013 and December 31, 2012, respectively. Substantially all of our assets except our investments in U.S. Treasury Bills are collateral for the obligations under the Investment Facility. The Investment Facility matures on May 23, 2016, and bears interest, at our option, at either (i) LIBOR plus 325 to 475 basis points, or (ii) the base rate plus 225 to 375 basis points, both based on our amounts outstanding. As of June 30, 2013, the interest rate on our outstanding balance of $72.0 million was 3.9%. As of June 30, 2013, there was no additional amount available for borrowing under the Investment Facility. We repaid $44.0 million of the outstanding balance in July 2013.

On March 31, 2011, we entered into a $30.0 million Treasury Facility, which can only be used to purchase U.S. Treasury Bills. Proceeds from the Treasury Facility facilitate the growth of our investment portfolio and provide flexibility in the sizing of our portfolio investments. On September 25, 2012, we entered into a second amendment to the Treasury Facility which increased the aggregate commitment amount from $30.0 million to $45.0 million. As amended, the Treasury Facility matures on September 25, 2013 and bears interest, at our option, at either (i) LIBOR plus 100 basis points or (ii) the base rate. We have the right at any time to prepay the loans, in whole or in part, without premium or penalty. As of June 30, 2013, we had $45.0 million outstanding and no additional amount available for borrowing under the Treasury Facility, and the interest rate on our outstanding balance was 1.2% (LIBOR plus 100 basis points). We repaid the entire balance outstanding under the Treasury Facility in July 2013.

The Investment Facility and Treasury Facility contain affirmative and reporting covenants and certain financial ratio and restrictive covenants that apply to our subsidiaries and us. We complied with these covenants as of June 30, 2013 and had no existing defaults or events of default under either facility. The most restrictive covenants are:

•	maintaining a ratio of net asset value to consolidated total indebtedness (excluding net hedging liabilities) of not less than 2.25:1.0
•	maintaining a ratio of net asset value to consolidated total indebtedness (including net hedging liabilities) of not less than 2.0:1.0,

•	maintaining a ratio of EBITDA (excluding revenue from cash collateral) to interest expense (excluding interest on loans under the Treasury Facility) of not less than 3.0:1.0, and
•	maintaining a ratio of collateral to the aggregate principal amount of loans under the Treasury Facility of not less than 1.02:1.0.

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

Portfolio Credit Quality

Most of our portfolio investments at June 30, 2013 are in negotiated, and often illiquid, securities of private businesses. We maintain a system to evaluate the credit quality of these investments. While incorporating quantitative analysis, this system is a qualitative assessment. This system is intended to reflect the overall, long-term performance of a portfolio company’s business, the collateral coverage of an investment, and other relevant factors. Our rating scale ranges from 1 to 7, with 1 being the highest credit quality. As of June 30, 2013, our average portfolio rating on a dollar-weighted fair market value basis was 4.2, compared to 4.1 as of December 31, 2012. Of the 23 rated investments in 16 portfolio companies as of June 30, 2013, 12 investments retained the same rating as of December 31, 2012, 1 investment improved in rating, 2 investments declined and we added 8 investments to our portfolio during the first six months of 2013. As of June 30, 2013, on a fair value basis, approximately 20% of our portfolio investments were in the form of senior secured debt securities. As of June 30, 2013, we had 2 investments on non-accrual status with an aggregate cost and fair value of $13.8 million and less than $0.1 million, respectively. Our portfolio investments at fair value were approximately 93% and 98% of the related cost basis as of June 30, 2013 and December 31, 2012, respectively.

Contractual Obligations and Off-Balance Sheet Arrangements

The following table summarizes our contractual payment obligations at June 30, 2013 (in thousands):

		Less than			More than
Revolving credit facilities (1) :	Total	1 Year	1-3 Years	3-5 Years	5 Years
Investment Facility	$72,000	$-	$72,000	$-	$-
Treasury Facility	45,000	45,000	-	-	-
Total	$117,000	$45,000	$72,000	$-	$-

(1) Excludes accrued interest amounts.

We have certain unused commitments to extend credit to our portfolio companies. Generally, these commitments have fixed expiration dates, and we do not expect to fund the entire amounts before they expire. Therefore, these commitment amounts do not necessarily represent future cash requirements. In February 2010, we arranged for a letter of credit issued under the Investment Facility with respect to our investment in one of our portfolio companies. This letter of credit expired in February 2013. We do not report the unused portions of these commitments on our consolidated balance sheets. The following table shows our unused credit commitments and letter of credit as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013	December 31, 2012
Unused credit commitments	$4,800	$2,892
Letter of credit	-	137

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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q (June 30, 2013), we performed an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2013, our disclosure controls and procedures were effective in providing reasonable assurance (i) that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) that such information is accumulated and communicated to management in a manner that allows timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No changes in internal control over financial reporting occurred during the quarter ended June 30, 2013 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act).

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The information set forth under the heading “Legal Proceedings” in Note 6, “Commitments and Contingencies”, to Notes to Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors.

During the six months ended June 30, 2013, there have been no material changes to the risk factors disclosed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As discussed in Note 9 to our interim consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, in November 2011, our Board of Directors adopted a program that may provide for stock repurchases. The stock repurchase program allows for repurchases up to a total of $10.0 million of common stock. The following table provides information for the quarter ended June 30, 2013 regarding shares of our common stock that we repurchased in the open market.

			Total Number	Approximate
			of Shares	Dollar Value of
	Total	Weighted	Purchased as	Shares that May
	Number	Average	Part of Publicly	Yet be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Second Quarter 2013	Purchased	Per Share	or Programs	or Programs
Month #1: April 1, 2013 - April 30, 2013	-	$-	-	$5,807,595
Month #2: May 1, 2013 - May 31, 2013	520,889	6.49	520,889	2,426,838
Month #3: June 1, 2013 - June 30, 2013	-	-	-	2,426,838
Total	520,889	$6.49	$520,889

Item 6. Exhibits.

See “Index to Exhibits” following the signature page for a description of the exhibits furnished as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NGP CAPITAL RESOURCES COMPANY

Date: August 8, 2013	By:	/s/ Stephen K. Gardner
Stephen K. Gardner
President and Chief Executive Officer

Date: August 8, 2013	By:	/s/ L. Scott Biar
L. Scott Biar
Chief Financial Officer, Treasurer, Secretary and Chief Compliance Officer

Index to Exhibits

Exhibits No.	Exhibit
3.1	Articles of Incorporation (filed as Exhibit (a)(1) to our Registration Statement on Form N-2 filed on August 16, 2004 (Registration No. 333-118279) and incorporated herein by reference)
3.2	Articles of Amendment and Restatement (filed as Exhibit 3.2 our Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference)
3.3	Bylaws (filed as Exhibit (b) to our Registration Statement on Form N-2 filed on August 16, 2004 (Registration No. 333-118279) and incorporated herein by reference)
4.1	Form of Stock Certificate (filed as Exhibit (d) to our Pre-Effective Amendment No. 2 to Registration Statement on Form N-2 filed on October 7, 2004 (Registration No. 333-118279) and incorporated herein by reference)
4.2	Dividend Reinvestment Plan (filed as Exhibit (e) to our Registration Statement on Form N-2 filed on August 16, 2004 (Registration No. 333-118279) and incorporated herein by reference)
10.1	Third Amended and Restated Revolving Credit Agreement effective as of May 23, 2013, between the Company, the lenders from time to time party thereto and Sun Trust Bank and Comerica Bank (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on May 23, 2013 and incorporated herein by reference)
31.1*	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Executive Officer
31.2*	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Financial Officer
32.1**	Section 1350 Certification by the Chief Executive Officer
32.2**	Section 1350 Certification by the Chief Financial Officer

*Filed herewith.

**Furnished herewith.

