Form 10-Q
period 2013-09-30
NGP Capital Resources Co
filed 2013-11-07
CIK 1297704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐

(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 6, 2013, there were 20,499,188 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Amounts)

	September 30,	December 31,
	2013	2012
	(Unaudited)
Assets
Investments in portfolio securities at fair value
Control investments - majority owned
(cost: $27,119 and $8,140, respectively)	$24,117	$8,608
Affiliate investments
(cost: $20,656 and $16,280, respectively)	17,799	13,153
Non-affiliate investments
(cost: $180,058 and $193,332, respectively)	171,536	191,853
Total portfolio investments	213,452	213,614
Investments in U.S. Treasury Bills at fair value
(cost: $46,000 and $45,996, respectively)	46,000	45,996
Total investments	259,452	259,610
Cash and cash equivalents	42,271	47,655
Accounts receivable and other current assets	180	732
Interest receivable	1,103	1,876
Prepaid assets	2,743	2,449
Total current assets	46,297	52,712
Total assets	$305,749	$312,322

Liabilities and net assets
Current liabilities
Accounts payable and accrued expenses	$1,097	$1,372
Management and incentive fees payable	1,405	1,305
Dividends payable	3,280	3,363
Income taxes payable	48	515
Short-term debt	45,000	45,000
Total current liabilities	50,830	51,555
Deferred tax liabilities	-	1
Long-term debt	66,000	59,500
Total liabilities	116,830	111,056
Commitments and contingencies (Note 6)
Net assets
Common stock, $.001 par value, 250,000,000 shares authorized; 20,499,188 and 21,020,077 shares issued and outstanding	20	21
Paid-in capital in excess of par	247,708	251,088
Undistributed net investment income (loss)	(1,179)	(1,672)
Undistributed net realized capital gain (loss)	(46,365)	(47,148)
Net unrealized appreciation (depreciation) on investments	(11,265)	(1,023)
Total net assets	188,919	201,266
Total liabilities and net assets	$305,749	$312,322
Net asset value per share	$9.22	$9.57

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

(Unaudited)

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Investment income
Interest income:
Control investments - majority owned	$546	$-	$1,439	$-
Affiliate investments	513	451	4,568	1,260
Non-affiliate investments	3,896	4,883	12,356	14,167
Dividend income:
Non-affiliate investments	1,005	910	2,983	910
Royalty income, net of amortization:
Control investments - majority owned	19	-	34	-
Non-affiliate investments	16	124	16	432
Other income (loss)	(29)	(42)	(14)	487
Total investment income	5,966	6,326	21,382	17,256

Operating expenses
Interest expense and bank fees	655	598	2,468	1,256
Management and incentive fees	1,405	1,127	4,602	3,275
Professional fees, net of legal fees of $558, $0, $2,914 and $0 related to the ATP bankruptcy (See Note 6)	271	272	830	794
Insurance expense	180	180	539	541
Other general and administrative expenses	811	717	2,478	2,327
Total operating expenses	3,322	2,894	10,917	8,193
Income tax provision (benefit), net	11	30	49	54
Net investment income	2,633	3,402	10,416	9,009
Net realized capital gain (loss) on investments
Control investments - majority owned	-	-	(464)	(36)
Affiliate investments	-	-	(250)	-
Non-affiliate investments	-	1,693	1,550	1,693
Benefit (provision) for taxes on realized gain (loss)	(53)	-	(53)	-
Total net realized capital gain (loss) on investments	(53)	1,693	783	1,657
Net unrealized appreciation (depreciation) on investments
Control investments - majority owned	(459)	-	(3,469)	(150)
Affiliate investments	189	(461)	270	(1,066)
Non-affiliate investments	2,741	7,596	(7,044)	8,077
Benefit (provision) for taxes on unrealized appreciation (depreciation) on investments	-	4	1	7
Total net unrealized appreciation (depreciation) on investments	2,471	7,139	(10,242)	6,868

Net increase in net assets resulting from operations	$5,051	$12,234	$957	$17,534

Net increase in net assets resulting from operations per common share	$0.25	$0.57	$0.05	$0.82

Dividends declared per common share	$0.16	$0.16	$0.48	$0.41
Weighted average shares outstanding - basic and diluted	20,499	21,378	20,764	21,507

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

(In Thousands)

(Unaudited)

			Paid-in		Undistributed	Net Unrealized
			Capital	Undistributed	Net Realized	Appreciation
	Common Stock		in Excess	Net Investment	Capital	(Depreciation)	Total
	Shares	Amount	of Par	Income (Loss)	Gain (Loss)	on Investments	Net Assets
Balance at December 31, 2012	21,020	$21	$251,088	$(1,672)	$(47,148)	$(1,023)	$201,266
Net increase (decrease) in net assets resulting from operations	-	-	-	10,416	783	(10,242)	957
Acquisition of common stock under repurchase plan	(521)	(1)	(3,380)	-	-	-	(3,381)
Dividends declared	-	-	-	(9,923)	-	-	(9,923)
Balance at September 30, 2013	20,499	$20	$247,708	$(1,179)	$(46,365)	$(11,265)	$188,919

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	For The Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities
Net increase in net assets resulting from operations	$957	$17,534
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Payment-in-kind interest	(1,337)	(1,572)
Net amortization of premiums, discounts and fees	(631)	(1,184)
Net realized capital (gain) loss on investments	(836)	(1,657)
Net unrealized depreciation (appreciation) on investments	10,243	(6,861)
Net deferred income tax provision (benefit)	(1)	(7)
Effects of changes in operating assets and liabilities:
Accounts receivable and other current assets	552	980
Interest receivable	773	(1,180)
Prepaid assets	(294)	628
Payables and accrued expenses	(642)	138
Purchase of investments in portfolio securities	(84,913)	(111,134)
Proceeds from redemption of investments in portfolio securities	77,631	54,001
Purchase of investments in U.S. Treasury Bills	(137,999)	(56,196)
Proceeds from redemption of investments in U.S. Treasury Bills	138,000	10,202
Net cash provided by (used in) operating activities	1,503	(96,308)
Cash flows from financing activities
Borrowings under revolving credit facilities	343,500	161,313
Repayments on revolving credit facilities	(337,000)	(128,813)
Acquisition of common stock under repurchase plan	(3,381)	(1,638)
Dividends paid	(10,006)	(9,268)
Net cash provided by (used in) financing activities	(6,887)	21,594
Net decrease in cash and cash equivalents	(5,384)	(74,714)
Cash and cash equivalents, beginning of period	47,655	106,570
Cash and cash equivalents, end of period	$42,271	$31,856

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2013

(In Thousands, Except Share Amounts and Percentages)

(Unaudited)

Portfolio Company	Industry Segment	Investment (1)	Principal	Cost	Fair Value (2)
PORTFOLIO INVESTMENTS

Control Investments - Majority Owned (50% or more owned)

Contour Highwall Holdings, LLC (9)	Coal Mining	Senior Secured Term Loan	$10,344	$10,383	$10,344
		(12%, due 10/14/2015)
		800 Membership Units representing		-	1,386
		80% of the common equity (12)

Spirit Resources, LLC	Oil & Natural Gas	Tranche A - Senior Secured Term Loan	5,500	5,390	5,500
	Production and Development	(The greater of 8% or LIBOR + 4%,
		due 4/28/2015)
		Tranche B - Senior Secured Term Loan	3,336	3,336	3,336
		(The greater of 15% PIK or LIBOR + 11%,
		due 10/28/2015)
		80,000 Preferred Units representing		8,000	3,103
		100% of the outstanding equity
		3% Overriding Royalty Interest		10	448

Subtotal Control Investments - Majority Owned (50% or more owned)				$27,119	$24,117

Affiliate Investments - (5% to 25% owned)

OCI Holdings, LLC	Home Health Services	Subordinated Note	$15,190	$14,921	$15,190
		(The greater of 11% or LIBOR + 10%
		cash plus 2% PIK, due 8/15/2018)
		NGP/OCI Investments, LLC Class A		2,500	2,500
		Units representing 24.07% ownership
		of OCI Holdings, LLC

Resaca Exploitation, Inc.	Oil & Natural Gas	Common Stock (1,360,972 shares) -
	Production and Development	representing 6.56% of the outstanding
		common stock (8)		3,235	109

Subtotal Affiliate Investments - (5% to 25% owned)				$20,656	$17,799

Non-affiliate Investments - (Less than 5% owned)

ATP Oil & Gas Corporation	Oil & Natural Gas	Limited Term Royalty Interest		$30,151	$30,453
	Production and Development	(Notional rate of 13.2%) (5)

Castex Energy 2005, LP	Oil & Natural Gas	Redeemable Preferred LP Units	$50,000	50,037	52,250
	Production and Development	(current pay 8% cash, due 7/1/2016) (11)

Chroma Exploration & Production, Inc.	Oil & Natural Gas	12,671 Shares Series A Participating		2,222	-
	Production and Development	Convertible Preferred Stock (6)
		11,571 Shares Series AA Participating		2,090	22
		Convertible Preferred Stock (6)
		8.11 Shares Common Stock		-	-

Crossroads Energy Development, LLC	Oil & Natural Gas	Senior Secured Term Loan	8,975	8,418	8,975
	Production and Development	(The greater of 11.5% or LIBOR +
		10.5%, due 5/24/2016)
		2% Overriding Royalty Interest		172	539
		Warrants (13)		237	765

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2013

(In Thousands, Except Share Amounts and Percentages)

(Unaudited)

(Continued)

Portfolio Company	Industry Segment	Investment (1)	Principal	Cost	Fair Value (2)
PORTFOLIO INVESTMENTS - Continued

Non-affiliate Investments - (Less than 5% owned) - Continued

Globe BG, LLC	Coal Production	Contingent earn-out related to July 2011 sale		$-	$-
		of royalty interests in Alden Resources, LLC (10)

GMX Resources, Inc.	Oil & Natural Gas	Senior Secured Second-Priority Notes	$12,661	9,452	-
	Production and Development	(9%, due 3/2/2018) (6)

Huff Energy Holdings, Inc.	Oil & Natural Gas	Senior Secured Term Loan	14,400	14,400	14,400
	Production and Development	(18% default, due 9/20/2013) (14)

KOVA International, Inc.	Medical Supplies	Senior Subordinated Notes	9,000	8,834	9,000
	Manufacturing and Distribution	(12.75%, due 8/15/2018)

Midstates Petroleum Company	Oil & Natural Gas	Senior Unsecured Notes	13,000	13,377	13,650
	Production and Development	(10.75%, due 10/1/2020) (3) (5)

Myriant Corporation	Alternative Fuels and	131,741 shares of common stock, representing		419	670
	Specialty Chemicals	0.56% of the outstanding common shares
		Warrants (7)		49	40

Nekoosa Coated Products Holdings, Inc.	Coated Paper Products	Second Lien Term Loan	17,657	17,325	17,657
	Manufacturing and Distribution	(13% cash plus 2% PIK, due 10/22/2018)

Talos Production, LLC	Oil & Natural Gas	Senior Unsecured Notes
	Production and Development	(9.75%, due 2/15/2018) (3)	23,000	22,875	23,115

Subtotal Non-affiliate Investments - (Less than 5% owned)				$180,058	$171,536

Subtotal Portfolio Investments (82.3% of total investments)				$227,833	$213,452

GOVERNMENT SECURITIES
U.S. Treasury Bills (4)			$46,000	$46,000	$46,000
Subtotal Government Securities (17.7% of total investments)				$46,000	$46,000

TOTAL INVESTMENTS				$273,833	$259,452

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2013

(Unaudited)

(Continued)

NOTES TO CONSOLIDATED SCHEDULE OF INVESTMENTS

(1)	All of our portfolio investments are collateral for obligations under our Investment Facility. Our investments in U.S. Treasury Bills are collateral for obligations under our Treasury Facility. See Note 3 of Notes to Consolidated Financial Statements. Percentages represent interest rates in effect at the end of the period and due dates represent the contractual maturity dates. Warrants, common stocks, units, commodity derivative instruments and earn-outs are non-income producing securities, unless otherwise stated.
(2)	Our Board of Directors determines, in good faith, the final estimates of fair value of our investments. Fair value estimates are determined using unobservable inputs (Level 3 hierarchy), unless otherwise stated.
(3)	Fair value estimate is determined using prices with observable market inputs (Level 2 hierarchy). See Note 7 of Notes to Consolidated Financial Statements.
(4)	Fair value is determined using prices for identical securities in active markets (Level 1 hierarchy). See Note 7 of Notes to Consolidated Financial Statements.
(5)	We have determined that this investment is not a "qualifying asset" under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. We monitor the status of these assets on an ongoing basis.
(6)	Non-accrual status.
(7)	Myriant Corporation warrants expire on August 15, 2015 and provide us the right to purchase 32,680 shares of Myriant Corporation common stock at a purchase price of $10.00 per share.
(8)	Resaca Exploitation, Inc. common stock has been de-listed from the Alternative Investment Market of the London Stock Exchange and is in the process of liquidation.
(9)	Effective January 14, 2013, Pallas Contour Mining, LLC changed its name to Contour Highwall Holdings, LLC.
(10)	Contingent payment of up to $6.8 million is dependent upon Alden Resources, LLC’s ability to achieve certain sales volume and operating efficiency levels during the three year period ending July 2014.
(11)	Upon redemption, we will receive the outstanding face amount plus an option to elect to receive either: a) a cash payment resulting in a total 12% IRR (inclusive of the 8% cash distributions) or b) our pro rata share of 2% of the outstanding regular limited partner interests in Castex Energy 2005, LP (0.67% net to us).
(12)	The fair value of our Contour Highwall Holdings, LLC membership units also includes the value attributable to our ownership of 800 shares of Bundy Auger Mining, Inc. common stock.
(13)	Crossroads Energy Development, LLC, or Crossroads, warrants expire seven years after repayment of the Term Loan and entitle us to purchase 21,529 Class A Units, representing 18% ownership in Crossroads, for $0.01 per unit.
(14)	We issued a written notice of default on September 23, 2013 for Huff Energy Holdings, Inc.’s, or HEH’s, failure to repay the principal, due on September 20, 2013. Effective September 23, 2013, interest on HEH’s senior note has been increased to the default rate of 18% per annum.

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

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED FINANCIAL HIGHLIGHTS

(Unaudited)

	For The Nine Months Ended September 30,
	2013	2012
Per Share Data (1)
Net asset value, beginning of period	$9.57	$9.26
Net investment income	0.50	0.42
Net realized and unrealized gain (loss) on investments (2)	(0.45)	0.40
Net increase in net assets resulting from operations	0.05	0.82
Dividends declared	(0.48)	(0.41)
Other (3)	0.08	0.03
Net asset value, end of period	$9.22	$9.70

Market value, beginning of period	$7.22	$7.19
Market value, end of period	$7.43	$7.46
Market value return (4)	10.0%	9.7%
Net asset value return (4)	3.0%	10.8%

Ratios and Supplemental Data
($ and shares in thousands)
Net assets, end of period	$188,919	$207,367
Average net assets	$193,094	$201,639
Common shares outstanding, end of period	20,499	21,378
Net investment income/average net assets (5)	7.2%	6.0%
Portfolio turnover rate	34.5%	31.6%
Total operating expenses/average net assets (5) (6)	7.6%	5.4%

Net increase in net assets resulting from operations/average net assets (5)	0.7%	11.6%

Expense Ratios (as a percentage of average net assets) (5)
Interest expense and bank fees	1.7%	0.8%
Management and incentive fees	3.2%	2.2%
Other operating expenses (6)	2.7%	2.4%
Total operating expenses (6)	7.6%	5.4%

(1)	Per Share Data is based on weighted average number of common shares outstanding for the period.
(2)	May include a balancing amount necessary to reconcile the change in net asset value per share with other per share information presented. This amount may not agree with the aggregate gains and losses for the period because the difference in the net asset value at the beginning and end of the period may not equal the per share changes of the line items disclosed.
(3)	Represents the impact of common stock repurchases. See Note 9.
(4)	Return calculations assume reinvestment of dividends and are not annualized.
(5)	Annualized.
(6)	Net of legal fee reimbursements of $2.9 million in 2013. Excluding these legal fee reimbursements, other operating expense ratio and total operating expense ratios would have been 4.7% and 9.6%, respectively, for the nine months ended September 30, 2013.

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(Unaudited)

Note 1: Organization and Recent Developments

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

In September 2013, our Board of Directors engaged financial advisor Keefe, Bruyette & Woods, a Stifel company, or KBW, to evaluate strategic alternatives to enhance stockholder value. The Board of Directors, with the assistance of KBW, will consider a range of options, which may include a sale or merger of our company, the acquisition of existing investment portfolios, or a combination, joint venture or other strategic alliance with another company. No decision has been made to enter into a transaction at this time, and there can be no assurance that we will enter into a transaction in the future.

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

	Per Share
Declaration Date	Amount	Record Date	Payment Date
March 19, 2012	$0.12	April 2, 2012	April 9, 2012
June 12, 2012	0.13	June 29, 2012	July 9, 2012
September 11, 2012	0.16	September 28, 2012	October 8, 2012
December 11, 2012	0.16	December 28, 2012	January 7, 2013
March 18, 2013	0.16	March 29, 2013	April 8, 2013
June 10, 2013	0.16	June 28, 2013	July 8, 2013
September 10, 2013	0.16	September 30, 2013	October 7, 2013

Note 3: Credit Facilities and Borrowings

On May 23, 2013, we entered into a $72.0 million Third Amended and Restated Revolving Credit Agreement, or the Investment Facility, which replaced our previous credit facility. The total amount outstanding under the Investment Facility and our previous facility was $66.0 million and $59.5 million, as of September 30, 2013 and December 31, 2012, respectively. Substantially all of our assets except our investments in U.S. Treasury Bills are collateral for the obligations under the Investment Facility. The Investment Facility matures on May 23, 2016, and bears interest, at our option, at either (i) LIBOR plus 325 to 475 basis points, or (ii) the base rate plus 225 to 375 basis points, both based on our amounts outstanding. As of September 30, 2013, the average interest rate on our outstanding balance of $66.0 million was 4.4%. As of September 30, 2013, there was an additional $6.0 million available for borrowing under the Investment Facility. We repaid $23.0 million of the outstanding balance in October 2013.

On March 31, 2011, we entered into a $30.0 million Treasury Secured Revolving Credit Agreement, or the Treasury Facility, which was later increased to $45.0 million, that can only be used to purchase U.S. Treasury Bills. Proceeds from the Treasury Facility facilitate the growth of our investment portfolio and provide flexibility in the sizing of our portfolio investments. On September 24, 2013, we entered into a fourth amendment to the Treasury Facility which extended the expiration date to September 24, 2014 and increased the applicable margins to either (i) LIBOR plus 150 basis points or (ii) the base rate plus 50 basis points. We have the right at any time to prepay the loans, in whole or in part, without premium or penalty. As of September 30, 2013, we had $45.0 million outstanding and no additional amount available for borrowing under the Treasury Facility, and the interest rate on our outstanding balance was 1.7% (LIBOR plus 150 basis points). We repaid the entire balance outstanding under the Treasury Facility in October 2013 with proceeds from the sale of U.S. Treasury Bills.

The Investment Facility and Treasury Facility contain affirmative and reporting covenants and certain financial ratio and restrictive covenants that apply to our subsidiaries and us. We complied with these covenants as of September 30, 2013 and had no existing defaults or events of default under either facility. The most restrictive covenants are:

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

Incentive Fee: The incentive fee under the Investment Advisory Agreement consists of two parts. We calculate the first part of the incentive fee, the Investment Income Incentive Fee, as 20% of the excess, if any, of our net investment income for the quarter that exceeds a quarterly hurdle rate equal to 2% (8% annualized) of our net assets. We calculate and pay this Investment Income Incentive Fee quarterly in arrears. For the purpose of this fee calculation, net investment income means interest income, dividend income, royalty income and any other income (including any other fees, such as commitment, origination, syndication, structuring, diligence, managerial assistance, monitoring, and consulting fees or other fees that we receive from portfolio companies) accrued during the fiscal quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement, and interest expense, but excluding the incentive fee). Accordingly, we may pay an incentive fee based partly on accrued interest, the collection of which is uncertain or deferred. Net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, or OID, debt instruments with payment-in-kind interest and zero coupon securities), accrued income that we have not yet received in cash. Net investment income does not include any realized capital gains, realized capital losses, or unrealized capital appreciation or depreciation. For the three and nine months ended September 30, 2013, we incurred Investment Income Incentive Fees totaling $0 and $0.4 million, respectively. For the three and nine months ended September 30, 2012, we did not incur any Investment Income Incentive Fees.

We calculate the second part of the incentive fee, the Capital Gains Fee, as (1) 20% of (a) our net realized capital gains (realized capital gains less realized capital losses) on a cumulative basis from the closing date of our initial public offering to the end of such fiscal year, less (b) any unrealized capital depreciation at the end of such fiscal year, less (2) the aggregate amount of all Capital Gains Fees paid to our Manager in prior fiscal years. We determine and pay the Capital Gains Fee in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date). For accounting purposes only, in order to reflect the theoretical Capital Gains Fee that would be payable for a given period as if all unrealized capital gains were realized, we accrue a Capital Gains Fee as described above (in accordance with the terms of the Investment Advisory Agreement), plus 20% of unrealized capital gains on investments held at the end of such period. It should be noted that the portion of the accruals for the Capital Gains Fees attributable to unrealized capital gains will not necessarily be payable under the Investment Advisory Agreement, and may never be paid based on the computation of Capital Gains Fees in subsequent periods. As of September 30, 2013, we had cumulative net capital losses of $72.9 million and cumulative net unrealized capital depreciation of $11.3 million. We did not incur or pay any Capital Gains Fees for the three and nine month periods ended September 30, 2013 and 2012.

Our Board of Directors originally approved the Investment Advisory Agreement on November 9, 2004. Our Board of Directors or the holders of a majority of our outstanding voting securities must approve the continuation of the Investment Advisory Agreement at least annually. Additionally, in either case, the approval must be by a majority of our independent directors. On October 30, 2013, our Board of Directors, including all of the independent directors, approved an extension of the Investment Advisory Agreement through November 9, 2014.

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

We owed $304,000 and $299,000 to our Administrator as of September 30, 2013 and December 31, 2012, respectively, for expenses incurred on our behalf for the final month of the respective quarterly period. We include these amounts in accounts payable and accrued expenses. Our Board of Directors originally approved the Administration Agreement on November 9, 2004. Our Board of Directors and a majority of our independent directors must approve the continuation of the Administration Agreement at least annually. On October 30, 2013, our Board of Directors, including all of the independent directors, approved an extension of the Administration Agreement through November 9, 2014.

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

Note 6: Commitments and Contingencies

As of September 30, 2013, we had investments in or commitments to fund investments in 16 portfolio companies totaling $236.9 million. Of this total, $233.3 million was outstanding and $3.6 million remained committed and available to fund. Generally, these commitments have fixed expiration dates, and we may not fund the entire $3.6 million of commitments before they expire. We do not report the unfunded portions of these commitments on our consolidated balance sheets.

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

ATP Litigation. On August 17, 2012, ATP Oil & Gas Corporation, or ATP, filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Texas. We own limited term overriding royalty interests, or ORRIs, in certain offshore oil and gas producing properties operated by ATP (generally, the Gomez and Telemark properties). On August 23, 2012, on a motion filed by ATP (Bankr. Dkt. No.15), the bankruptcy judge presiding over ATP’s case signed an order (Bankr. Dkt. No. 191) allowing ATP to pay amounts received after August 17, 2012 to those parties it believes are entitled to receive them, including the ORRI holders, provided that the owners of the ORRIs execute a disgorgement agreement providing for the repayment to ATP of any amounts that the bankruptcy court later finds to have been inappropriately paid. We executed the disgorgement agreement and began receiving monthly distributions in September 2012 from ATP of our share of production proceeds received by ATP after August 17, 2012. As of September 30, 2013, our unrecovered investment was $30.5 million, and we had received aggregate production payments of $21.7 million subject to the disgorgement agreement. In addition, as of September 30, 2013, we had incurred legal and consulting fees totaling $2.9 million in connection with the enforcement of our rights under the ORRIs, $2.7 million of which has been added to the unrecovered investment balance under the terms of the ORRI transaction documents. Legal and consulting fees totaling $0.2 million and $0.6 million as of September 30, 2013 and December 31, 2012, respectively, are included in accounts receivable and other current assets on our consolidated balance sheets.

On October 17, 2012, we filed a lawsuit against ATP styled: NGP Capital Resources Company v. ATP Oil & Gas Corporation, Adv. Proc. No. 12-03443, in the U.S. Bankruptcy Court for the Southern District of Texas, seeking a declaration that the ORRIs are our property and not property of ATP and that the conveyance and purchase and sale documents are not executory contracts that may be rejected in order to remove or recharacterize our interests in the properties. ATP filed an answer and counterclaim in which it (a) denies that the ORRIs are valid and enforceable, (b) seeks a declaration that (i) the ORRIs are a financing agreement and not a true sale and (ii) the ORRIs are executory contracts that are subject to rejection under 11 U.S.C. Sec. 365, and (c) seeks disgorgement from us of amounts paid to us since August 17, 2012, the date of filing of ATP’s Chapter 11 proceeding. The United States, on behalf of the Department of the Interior, intervened in the lawsuit, arguing that the underlying leases are unexpired leases of real property or executory contracts (and not real property conveyances) and are subject to rejection by ATP. Certain service companies claiming statutory liens or privileges have intervened in the lawsuit for the purposes of establishing that their liens and privileges are superior to our rights and asserting related claims for disgorgement of proceeds paid to us by ATP. The Bank of New York Mellon Trust Company, N.A., the secondary lien holder, has also intervened in the lawsuit, arguing (i) the ORRIs are a financing agreement and not a true sale, (ii) our claims are barred, waived, released and/or otherwise foreclosed by the express terms of the conveyance of the ORRIs, and (iii) either we have not met a condition precedent or we failed to perform or substantially perform our contractual obligations. The issues in the lawsuit have been bifurcated such that the issues of (i) whether the conveyances and transactions between us and ATP constituted outright transfers of ownership and (ii) whether the conveyances are executory contracts or leases that ATP may reject, will be tried first. This lawsuit is currently pending, and the initial trial date has been abated along with certain other deadlines pending the determination of various motions, including our motion for summary judgment. We intend to vigorously defend our position that the ORRIs constitute real property interests and are fully valid and enforceable pursuant to their terms, and we intend to vigorously defend our position that the service companies’ statutory liens and privileges do not attach to our ORRIs and/or are not superior to our rights.

Separately, on October 31, 2012, the Official Committee of Unsecured Creditors of ATP, or the Committee, filed a motion requesting authority from the U.S. Bankruptcy Court to be allowed to bring a fraudulent transfer action against us, in which the Committee seeks to allege that (a) ATP was insolvent at the time of the assignment of the ORRIs to us, (b) that ATP received less than fair value from us in exchange for the assignments of the ORRIs and (c) as a result, the assignments should be set aside. The Company vigorously denies these allegations and opposes the motion. The motion has been abated until further notice.

On April 23, 2013, the Department of the Interior, on behalf of the Bureau of Safety and Environmental Enforcement, issued an order directing that the wells on the Gomez properties be shut in and that operations cease. Operations and production ceased on the Gomez properties on April 30, 2013.

On May 7, 2013, ATP conducted an auction of its assets. At the conclusion of the auction, ATP selected a credit bid from Credit Suisse AG, as administrative and collateral agent to those lenders who are parties to that certain Senior Secured Super Priority Priming Debtor in Possession Credit Agreement dated August 29, 2012, or the DIP Lenders, based on a reduction in the amount of ATP’s outstanding indebtedness to Credit Suisse AG, or the Credit Bid, as the highest and best bid. The Credit Bid did not include an offer to purchase the Gomez properties but it included an offer to purchase the Telemark properties. On June 13, 2013, the Court entered an order (Bankr. Dkt. No. 1999) approving ATP’s request (set forth in Bankr. Dkt. No. 1902) to reject and/or abandon and relinquish its interests in the Gomez properties and related agreements, or the Abandonment Order. As a result of the shut-in of the Gomez wells and the Abandonment Order, our cash flows attributable to the ORRIs have been negatively affected. On July 9, 2013, the Court entered its Interim Order (Bankr. Dkt. No. 2224) approving the sale of ATP’s assets on an interim basis, subject to final approval upon consideration of evidence relating to the proposed purchaser. On October 3, 2013, the purchaser Bennu Oil & Gas, LLC, or Bennu, a newly-formed company owned by the DIP Lenders, filed its Statement In Support of the Sale (Bankr. Dkt. No. 2635). The final sale hearing was conducted October 17, 2013, after which the Court entered its Final Order approving the sale (Bankr. Dkt. No. 2706). Under the Final Order, Bennu was authorized to purchase certain ATP assets, including the Telemark properties, as well as the claims asserted by ATP in our pending lawsuit. Our ORRI continues to burden the Telemark properties subject to a resolution of the issues in our pending lawsuit against ATP. The sale to Bennu closed on November 1, 2013.

GMX Resources, Inc. On April 1, 2013, GMX Resources, or GMX, and certain of its affiliates filed petitions for relief under Chapter 11 of the U.S. Bankruptcy Code. In connection with its bankruptcy filing, GMX received a credit bid from certain senior first-lien creditors to acquire substantially all of GMX’s operating assets and undeveloped acreage. On August 28, 2013, GMX completed a public auction of its assets, with the credit bid prevailing. In October 2013, settlement motions were filed with the bankruptcy court that included the establishment of a $1.5 million Litigation Trust, of which we would ultimately receive a pro rata share after deducting certain trustee costs. The settlement motions are subject to the approval of the unsecured creditors and the bankruptcy court. We hold $12.7 million face amount of GMX’s Senior Secured Second-Priority Notes due 2018, or the GMX 2018 Notes, which are subordinate to the debt held by the senior creditors mentioned above. As a result of these proceedings, we reduced the estimated fair value of our investment in the GMX 2018 Notes from $7.4 million as of December 31, 2012 to zero as of March 31, 2013.

Note 7: Fair Value

Investments consisted of the following as of September 30, 2013 and December 31, 2012:

	September 30, 2013				December 31, 2012
		% of		% of		% of		% of
(Dollar amounts in thousands)	Cost	Total	Fair Value	Total	Cost	Total	Fair Value	Total
Portfolio investments
Senior secured debt	$41,927	15.3%	$42,555	16.4%	$63,708	24.2%	$64,208	24.7%
Subordinated debt	86,784	31.7%	78,612	30.3%	56,532	21.4%	56,390	21.8%
Limited term royalties	30,151	11.0%	30,453	11.8%	36,614	13.9%	37,026	14.3%
Contingent earn-out	-	0.0%	-	0.0%	-	0.0%	240	0.1%
Commodity derivative instruments	-	0.0%	-	0.0%	245	0.1%	9	0.0%
Royalty interests	182	0.1%	987	0.4%	-	0.0%	-	0.0%
Redeemable preferred units	50,037	18.3%	52,250	20.1%	50,046	19.0%	51,180	19.7%
Equity securities
Membership and partnership units	10,500	3.8%	6,989	2.7%	419	0.2%	1,680	0.6%
Participating preferred stock	4,312	1.6%	22	0.0%	4,312	1.6%	43	0.0%
Common stock	3,654	1.3%	779	0.3%	5,552	2.1%	1,698	0.7%
Warrants	286	0.1%	805	0.3%	324	0.1%	1,140	0.4%
Total equity securities	18,752	6.8%	8,595	3.3%	10,607	4.0%	4,561	1.7%
Total portfolio investments	227,833	83.2%	213,452	82.3%	217,752	82.6%	213,614	82.3%
Government securities
U.S. Treasury Bills	46,000	16.8%	46,000	17.7%	45,996	17.4%	45,996	17.7%
Total investments	$273,833	100.0%	$259,452	100.0%	$263,748	100.0%	$259,610	100.0%

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

•	Investment Team Valuation. The investment professionals of our Manager prepare fair value estimates for each investment.

•	Investment Team Valuation Documentation. The investment team documents and discusses its preliminary fair value estimates with senior management of our Manager.

•	Presentation to Valuation Committee. Senior management presents the valuation analyses and fair value estimates to the Valuation Committee of our Board of Directors.

•	Third Party Valuation Activity. The Valuation Committee and our Board of Directors, in their discretion, may retain an independent valuation firm to review any or all of the valuation analyses and fair value estimates provided by the investment team of our Manager. The Valuation Committee retained an independent valuation firm in connection with the fair value estimates of our middle market non-energy investments as of September 30, 2013, which collectively represented 21% of the total fair value of our portfolio investments at such date.

•	Board of Directors and Valuation Committee. The Board of Directors and Valuation Committee review and discuss the valuation analyses and fair value estimates provided by the investment team of our Manager and the analysis of the independent valuation firm, if applicable.

•	Final Valuation Determination. Our Board of Directors discusses the fair value estimates recommended by the Valuation Committee and determines the fair value of each investment in our portfolio, in good faith, based on the input of the investment team of our Manager, our Valuation Committee and the independent valuation firm, if any.

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

We invest primarily in illiquid debt investments in small private companies, many of which are in the early stages of development, or are start-up companies in need of growth development capital. There is limited activity, transparency and variable data in the markets in which we invest. We have observed that there is limited correlation in yield and price data in our principle market when compared to overall market trends based upon debt investments we have made throughout our history. In circumstances where there is limited observable  price or yield data of similar or comparable securities, we base our considerations on our assessments of the credit trends and underlying performance of our portfolio companies and of the markets in which we invest, relying on the collective judgment of the investment team of our Manager, our Valuation Committee members and our Board of Directors, which is based on their extensive experience and expertise investing in public and non-public securities markets.

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

Fair value accounting classifies financial assets and liabilities in their entirety based on the lowest level of input that is significant to the estimated fair value measurement. Our assessment of the significance of a particular input to the estimated fair value measurement requires judgment, and may affect the valuation assets and liabilities and their placement within the fair value hierarchy levels. We did not have any liabilities measured at fair value at September 30, 2013 or December 31, 2012. The following tables set forth our financial assets by level within the fair value hierarchy that we accounted for at fair value as of September 30, 2013 and December 31, 2012.

	Fair Value Measurements as of September 30, 2013
	(In Thousands)
		Quoted	Prices with
		Prices	Observable
		in Active	Market	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Portfolio investments
Control investments - majority owned
Senior secured debt	$19,180	$-	$-	$19,180
Royalty interests	448	-	-	448
Equity securities	4,489	-	-	4,489
Total control investments - majority owned	24,117	-	-	24,117
Affiliate investments
Subordinated debt	15,190	-	-	15,190
Equity securities	2,609	-	-	2,609
Total affiliate investments	17,799	-	-	17,799
Non-affiliate investments
Senior secured debt	23,375	-	-	23,375
Subordinated debt	63,422	-	36,765	26,657
Limited term royalties	30,453	-	-	30,453
Contingent earn-out	-	-	-	-
Redeemable preferred units	52,250	-	-	52,250
Royalty interests	539	-	-	539
Equity securities	1,497	-	-	1,497
Total non-affiliate investments	171,536	-	36,765	134,771
Total portfolio investments	213,452	-	36,765	176,687
Government securities
U.S. Treasury Bills	46,000	46,000	-	-
Total investments	$259,452	$46,000	$36,765	$176,687

	Fair Value Measurements as of December 31, 2012
	(In Thousands)
		Quoted	Prices with
		Prices	Observable
		in Active	Market	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Portfolio investments
Control investments - majority owned
Senior secured debt	$8,108	$-	$-	$8,108
Equity securities	500	-	-	500
Total control investments - majority owned	8,608	-	-	8,608
Affiliate investments
Subordinated debt	12,933	-	-	12,933
Equity securities	220	-	210	10
Total affiliate investments	13,153	-	210	12,943
Non-affiliate investments
Senior secured debt	56,100	-	-	56,100
Subordinated debt	43,457	-	26,213	17,244
Limited term royalties	37,026	-	-	37,026
Contingent earn-out	240	-	-	240
Commodity derivative instruments	9	-	9	-
Redeemable preferred units	51,180	-	-	51,180
Equity securities	3,841	1,488	-	2,353
Total non-affiliate investments	191,853	1,488	26,222	164,143
Total portfolio investments	213,614	1,488	26,432	185,694
Government securities
U.S. Treasury Bills	45,996	45,996	-	-
Total investments	$259,610	$47,484	$26,432	$185,694

The following tables present roll-forwards, in thousands of dollars, of the changes in the estimated fair value during the three- and nine-month periods ended September 30, 2013 and 2012 for all investments for which we determine estimated fair value using unobservable (Level 3) factors. During the three-month period ended March 31, 2013, our investment in Spirit Resources, LLC changed from a Non-Affiliate investment to a Control Investment-Majority Owned. During the nine-month periods ended September 30, 2013 and 2012, no other investments in portfolio companies changed between the categories of Control Investments – Majority Owned, Affiliate Investments and Non-Affiliate Investments. During the three- and nine-month periods ended September 30, 2013, we transferred our investment in Resaca common stock from Level 2 to Level 3 due to changes in the observability of significant inputs.

			Net Profits
	Senior Secured	Subordinated	Interests, Royalty
	Debt and	Debt and	Interests
	Limited Term	Redeemable	and Equity	Contingent	Total
	Royalties	Preferred Units	Securities	Earn-out	Investments
Three Months Ended September 30, 2013:
Fair value at June 30, 2013	$71,529	$93,436	$9,297	$-	$174,262
Total gains, (losses) and amortization:
Net unrealized gains (losses)	(97)	466	179	-	548
Net amortization of premiums, discounts and fees	95	24	(3)	-	116
Transfers in (out) of Level 3	-	-	109	-	109
New investments, repayments and settlements, net:
New investments	2,153	-	-	-	2,153
Payment-in-kind	107	171	-	-	278
Repayments and settlements	(779)	-	-	-	(779)
Fair value at September 30, 2013	$73,008	$94,097	$9,582	$-	$176,687

Nine Months Ended September 30, 2013:
Fair value at December 31, 2012	$101,234	$81,357	$2,863	$240	$185,694
Total gains, (losses) and amortization:
Net realized gains (losses)	-	-	1,500	-	1,500
Net unrealized gains (losses)	19	(5,687)	(4,135)	(240)	(10,043)
Net amortization of premiums, discounts and fees	565	78	(3)	-	640
Transfers in (out) of Level 3	-	-	210	-	210
New investments, repayments and settlements, net:
New investments	16,492	40,676	2,897	-	60,065
Restructuring	(8,000)	-	8,000	-	-
Payment-in-kind	212	1,125	-	-	1,337
Repayments and settlements	(37,514)	(23,452)	(1,750)	-	(62,716)
Fair value at September 30, 2013	$73,008	$94,097	$9,582	$-	$176,687

Of the $10.0 million in net unrealized losses presented in the table above, $9.6 million was attributable to assets we held at September 30, 2013. We present net unrealized gains (losses) on our consolidated statements of operations as “Net unrealized appreciation (depreciation) on investments.”

			Net Profits
	Senior Secured	Subordinated	Interests, Royalty
	Debt and	Debt and	Interests
	Limited Term	Redeemable	and Equity	Contingent	Total
	Royalties	Preferred Units	Securities	Earn-out	Investments
Three Months Ended September 30, 2012:
Fair value at June 30, 2012	$82,452	$21,835	$6,122	$2,460	$112,869
Total gains, (losses) and amortization:
Net realized gains (losses)	-	-	408	-	408
Net unrealized gains (losses)	6,461	981	16	(2,090)	5,368
Net amortization of premiums, discounts and fees	82	20	(9)	-	93
New investments, repayments and settlements, net:
New investments	24,850	59,342	-	-	84,192
Payment-in-kind	356	436	-	-	792
Repayments and settlements	(4,133)	(25)	(408)	-	(4,566)
Fair value at September 30, 2012	$110,068	$82,589	$6,129	$370	$199,156

Nine Months Ended September 30, 2012:
Fair value at December 31, 2011	$113,511	$11,265	$7,294	$3,270	$135,340
Total gains, (losses) and amortization:
Net realized gains (losses)	-	-	372	-	372
Net unrealized gains (losses)	3,887	827	2,056	(2,900)	3,870
Net amortization of premiums, discounts and fees	332	39	(38)	-	333
New investments, repayments and settlements, net:
New investments	25,750	69,309	-	-	95,059
Payment-in-kind	356	1,217	-	-	1,573
Repayments and settlements	(33,768)	(68)	(3,555)	-	(37,391)
Fair value at September 30, 2012	$110,068	$82,589	$6,129	$370	$199,156

Of the $3.9 million in net unrealized gains presented in the table above, $4.5 million was attributable to assets we held at September 30, 2012. We present net unrealized gains (losses) on our consolidated statements of operations as “Net unrealized appreciation (depreciation) on investments.”

The following table summarizes the significant unobservable inputs in the fair value measurements of our Level 3 investments by category of investment and valuation technique as of September 30, 2013:

	Fair Value
	as of		Significant
	September 30, 2013	Valuation	Unobservable	Range of	Weighted
Type of Investment	(in thousands)	Technique	Inputs	Inputs	Average
Senior debt securities and limited term royalties	$73,008	Discounted cash flow	Discount rate	8.0% - 18.0%	13.5%

Subordinated debt securities and redeemable preferred units	41,847	Discounted cash flow	Discount rate	12.4% - 16.4%	13.8%
	52,250	Market comparables	Reserve multiples (1)	$9.00 - $15.00	$12.83
			Production multiples (2)	$24.00 - $48.00	$32.00
			EBITDA multiples	3.5x - 5.0x	4.3x
	94,097

Royalty interests and equity securities	3,886	Market comparables	EBITDA multiples	4.0x - 6.0x	5.4 x
			Discount for lack of marketability	20%	20%
	3,103	Discounted cash flow	Discount rate	20%	20%
			Reserve multiples (1)	$12.00 - $12.00	$12.00
			Discount for lack of marketability	20%	20%
	787	Market comparables	Reserve multiples (1)	$6.00 - $20.00	$17.28
			Production multiples (2)	$100.00 - $150.00	$125.00
	710	Option pricing model	Implied volatility	75% - 76%	75.1%
			Discount for lack of marketability	40%	40%
			Discount for potential dilution	30%	30%
	987	Market comparables	Cash flow multiples	6.0x - 8.0x	7.0 x
			Discount rate	10% - 20%	15.0%
	109	Recent or pending transactions	N/A	N/A	N/A
	9,582

	$176,687

(1)	Based on recent comparable transactions involving similar assets, expressed as price per unit of equivalent barrel of oil in proved reserves.
(2)	Based on recent comparable transactions involving similar assets, expressed as price per daily production of equivalent barrel of oil in proved reserves.

Note 8: Commodity Derivative Instruments

We use commodity derivative instruments from time to time to manage our exposure to commodity price fluctuations. We use all of our derivatives for risk management purposes and do not hold any amounts for speculative or trading purposes. These contracts generally consist of options contracts on underlying commodities. We do not designate these instruments as hedging instruments for financial accounting purposes and, as a result, we recognize the change in the instruments’ fair value currently on the consolidated statement of operations as net increase (decrease) in unrealized appreciation (depreciation) on investments. All of our oil put options had expired as of September 30, 2013.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(In thousands)	2013	2012	2013	2012

Unrealized gains (losses) on commodity derivatives	$68	$(23)	$235	$(282)
Realized gains (losses) on commodity derivatives	(68)	(91)	(245)	(91)

Net gains (losses) on commodity derivative instruments	$-	$(114)	$(10)	$(373)

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

In September 2013, our Board of Directors engaged financial advisor Keefe, Bruyette & Woods, a Stifel company, or KBW, to evaluate strategic alternatives to enhance stockholder value. The Board of Directors, with the assistance of KBW, will consider a range of options, which may include a sale or merger of our company, the acquisition of existing investment portfolios, or a combination, joint venture or other strategic alliance with another company. No decision has been made to enter into a transaction at this time, and there can be no assurance that we will enter into a transaction in the future.

Portfolio and Investment Activity

On October 2, 2013, we funded a $14.0 million participation in a $180.0 million Second Lien Term Loan, or the Term Loan, to a Houston-based, privately owned, independent oil and gas exploration and production company, focused in the Gulf Coast region. Proceeds from the Term Loan were used to acquire producing oil and gas properties in South Louisiana. The Term Loan was issued at a 3% discount, earns interest at the greater of 10.25% or LIBOR + 9.0% per annum and matures on March 27, 2019.

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

On May 24, 2013, we closed a $15.0 million Senior Secured Term Loan to Crossroads Energy Development, LLC, or Crossroads, a Houston-based oil and gas company, with initial availability of $11.0 million and initial funding of $9.0 million. Proceeds from the Senior Secured Term Loan were used to acquire a 100% working interest in certain producing oil properties located in Central Louisiana and for the development of such properties. The Senior Secured Term Loan earns interest at an annual rate of 11.5% (LIBOR + 10.5%) and matures in May 2016. As consideration for providing the Term Loan, we also received a 2% overriding royalty interest in the properties and penny warrants to purchase up to 18% of the operating subsidiary.

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

In 2011 and 2012, we purchased from ATP Oil & Gas Corporation, or ATP, limited-term ORRIs in certain offshore oil and gas producing properties operated by ATP in the Gulf of Mexico, including $25.0 million advanced on July 3, 2012. Under this arrangement, we own the right to portions (ranging from 5.0% to 10.8%) of the monthly production proceeds from the various oil and gas properties subject to the ORRIs in ATP’s Gomez and Telemark properties. The terms of the ORRIs provide that they will terminate after we receive payments that equal our investment in the ORRIs plus a time-value factor that is calculated at a rate of 13.2 % per annum. On August 17, 2012, ATP filed for protection under Chapter 11 of the U.S. Bankruptcy Code. For more information, please refer to the discussion of the ATP Litigation under the heading “Legal Proceedings” in Note 6, “Commitments and Contingencies,” to Notes to Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q. As of September 30, 2013, our unrecovered investment was $30.5 million, and we had received aggregate production payments of $21.7 million subject to a disgorgement agreement, $1.7 million of which was received during the third quarter of 2013. Production payments in the third quarter were lower than in previous quarters in part because production from ATP’s Gomez properties ceased on April 30, 2013, and also because production from the Telemark properties was temporarily shut-in for scheduled downstream pipeline maintenance. In addition, as of September 30, 2013, we had incurred legal and consulting fees totaling $2.9 million in connection with the enforcement of our rights under the ORRIs, $2.7 million of which has been added to the unrecovered investment balance under the terms of the ORRI agreements. Legal and consulting fees totaling $0.2 million and $0.6 million as of September 30, 2013 and December 31, 2012, respectively, are included in accounts receivable and other current assets on our consolidated balance sheets.

On April 1, 2013, GMX Resources, or GMX, and certain of its affiliates filed petitions for relief under Chapter 11 of the U.S. Bankruptcy Code. In connection with its bankruptcy filing, GMX received a credit bid from certain senior first-lien creditors to acquire substantially all of GMX’s operating assets and undeveloped acreage. On August 28, 2013, GMX completed a public auction of its assets, with the credit bid prevailing. In October 2013, settlement motions were filed with the bankruptcy court that included the establishment of a $1.5 million Litigation Trust, of which we would ultimately receive a pro rata share, after deducting certain trustee costs. The settlement motions are subject to approval of the unsecured creditors and the bankruptcy court. We hold $12.7 million face amount of GMX’s Senior Secured Second-Priority Notes due 2018, or the GMX 2018 Notes, which are subordinate to the debt held by the senior creditors mentioned above. As a result of these proceedings, we reduced the estimated fair value of our investment in the GMX 2018 Notes to zero as of March 31, 2013, resulting in an unrealized loss of $7.4 million, or $0.35 per share.

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

On January 25, 2013, Southern Pacific Resources Corp., or STP, repaid its debt obligations under its $272.2 million Second Lien Term Loan, including the $9.8 million face amount that we held, with a 1% call premium. Our investment in the STP Second Lien Term Loan, which was initially funded in the first quarter of 2012, generated an internal rate of return of 10.7% with a return on investment of 1.09x.

Also in January 2013, we sold our remaining $10.0 million face amount of EP Energy, LLC, or EP Energy, Senior Unsecured Notes at a price of 113.375 resulting in a realized capital gain of $1.3 million, or $0.06 per common share. Our total investment in EP Energy Senior Unsecured Notes, which began as a $25 million participation in their original issuance in April 2012, generated an internal rate of return of 36.5% with a return on investment of 1.16x.

From commencement of investment operations in November 2004 through September 30, 2013, we have invested $1.1 billion in 46 portfolio companies and received principal repayments, realizations and settlements of $863.3 million. The following table summarizes our investment activity for the nine months ended September 30, 2013 and 2012 (dollars in millions):

31

	2013	2012
Investment portfolio, beginning of period	$219.9	$175.0
New investments	78.3	84.8
Additional investments in existing clients	9.3	28.2
Principal repayments, realizations and settlements	(74.2)	(52.1)
Investment portfolio, end of period	$233.3	$235.9

Number of portfolio clients at end of period	16	18

The table below shows our portfolio investments by type as of September 30, 2013 and December 31, 2012. We compute yields on investments using interest rates as of the balance sheet date and include amortization of original issue discount, or OID, and market premium or discount, royalty interest income, net profits income and other similar investment income, weighted by their respective costs when averaged. We compute the yield on income from derivatives using estimated derivative income, net of expired options costs. These yields do not include income from any investments on non-accrual status but do include the cost basis of such investments in the denominator. Such weighted average yields are not necessarily indicative of expected total returns on a portfolio.

	September 30, 2013			December 31, 2012
	Weighted			Weighted
	Average	Percentage of Portfolio		Average	Percentage of Portfolio
	Yields	Cost	Fair Value	Yields	Cost	Fair Value
Senior secured debt	14.4%	18.4%	19.9%	12.0%	29.2%	30.1%
Subordinated debt	11.0%	38.1%	36.8%	9.3%	26.0%	26.4%
Limited term royalties	13.7%	13.2%	14.3%	13.6%	16.8%	17.3%
Contingent earn-out	0.0%	0.0%	0.0%	0.0%	0.0%	0.1%
Commodity derivative instruments	0.0%	0.0%	0.0%	0.0%	0.1%	0.0%
Royalty interests	94.4%	0.1%	0.5%	0.0%	0.0%	0.0%
Redeemable preferred units	8.0%	22.0%	24.5%	8.0%	23.0%	24.0%
Equity securities
Membership and partnership units	0.0%	4.6%	3.3%	0.0%	0.2%	0.8%
Participating preferred stock	0.0%	1.9%	0.0%	0.0%	2.0%	0.0%
Common stock	0.0%	1.6%	0.3%	0.0%	2.6%	0.8%
Warrants	0.0%	0.1%	0.4%	0.0%	0.1%	0.5%
Total equity securities	0.0%	8.2%	4.0%	0.0%	4.9%	2.1%
Total portfolio investments	10.5%	100.0%	100.0%	10.0%	100.0%	100.0%

As of September 30, 2013 and December 31, 2012, the total fair value of our portfolio investments was $213.5 million and $213.6 million, respectively. Of those fair value totals, approximately $176.7 million, or 83%, as of September 30, 2013, and $185.7 million, or 87%, as of December 31, 2012, are measured using significant unobservable (i.e., Level 3) inputs.

The table below summarizes our non-accruing and non-income producing investments:

	September 30, 2013		December 31, 2012
(Dollars in thousands)	Cost	Fair Value	Cost	Fair Value
Non-accruing investments
Chroma Exploration & Production, Inc.	$4,312	$22	$4,312	$43
GMX Resources, Inc. second-priority notes (non-accrual 1/1/13)	9,452	-	N/A	N/A
Total non-accruing investments	13,764	22	4,312	43
Non-income producing investments
BP Corporation NA, Inc. put options	-	-	245	9
Castex Energy Development Fund, LP units (sold 6/14/13)	-	-	0	910
Contour Highwall Holdings, LLC units	-	1,386	-	500
Crossroads Energy Development, LLC warrants	237	765	-	-
Globe BG, LLC (contingent Alden Resources royalty earn-out)	-	-	-	240
GMX Resources, Inc. common stock (sold 3/01/13)	-	-	2,317	1,488
Myriant Corporation common stock and warrants	468	710	468	880
NGP/OCI Investments, LLC Class A Units	2,500	2,500	-	-
Resaca Exploitation, Inc. common stock	3,235	109	3,235	210
Resaca Exploitation, Inc. warrants (relinquished 6/28/13)	-	-	250	10
Spirit Resources, LLC preferred units (acquired on 1/25/13)	8,000	3,103	-	-
Spirit Resources, LLC warrants (relinquished 1/25/13)	-	-	25	520
Total non-income producing investments	14,440	8,573	6,540	4,767
Total non-accruing and non-income producing investments	$28,204	$8,595	$10,852	$4,810

Results of Operations

Investment Income

During the three months ended September 30, 2013, our total investment income was $6.0 million, decreasing $0.3 million, or 6%, compared to $6.3 million in the corresponding period of 2012. The small decrease in 2013 was primarily attributable to slightly lower overall portfolio balances partially offset by slightly higher weighted average yields. Our portfolio balance, on a cost basis, decreased from $233.7 million at September 30, 2012 to $227.8 million at September 30, 2013, primarily as a result of net redemptions and settlements in excess of new investments. Our weighted average yields increased slightly from 10.1% at September 30, 2012 to 10.5% at September 30, 2013, primarily as a result of the write off of our non-accruing and non-income producing investments in BioEnergy Holding, LLC and Bionol Clearfield, LLC during December 2012, and the addition of new investments in the portfolio.

During the nine months ended September 30, 2013, investment income increased by $4.1 million, or 24%, to $21.4 million compared to $17.3 million during the same period in 2012. The increase in 2013 is primarily attributable to $2.5 million of “make whole” interest from the early repayments of loans from CDF and Resaca and higher average portfolio balances during 2013.

Operating Expenses

The table below summarizes the components of our operating expenses (in thousands):

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Interest expense and bank fees	$655	$598	$2,468	$1,256
Management and incentive fees	1,405	1,127	4,602	3,275
Professional fees, insurance expenses and other G&A	1,262	1,169	3,847	3,662
Total operating expenses	$3,322	$2,894	$10,917	$8,193

For the three months ended September 30, 2013, operating expenses were $3.3 million, increasing $0.4 million, or 15%, compared to $2.9 million for the quarter ended September 30, 2012. Interest expense and fees on our credit facilities were $0.7 million for the three months ended September 30, 2013, compared to $0.6 million for the three months ended September 30, 2012, as a result of increased borrowing levels supporting our larger investment portfolio. Management and incentive fees were higher in the quarter ended September 30, 2013 at $1.4 million compared to $1.1 million for the quarter ended September 30, 2012, primarily as a result of higher average total asset balances, which are the basis for the base management fee computation.

For the nine months ended September 30, 2013, operating expenses were $10.9 million, increasing $2.7 million, or 33%, compared to $8.2 million for the nine months ended September 30, 2012. Interest expense and fees on our credit facilities increased to $2.5 million for the nine months ended September 30, 2013, compared to $1.3 million for the nine months ended September 30, 2012, as a result of increased borrowing levels supporting our larger investment portfolio. Management and incentive fees were higher in the first nine months of 2013 at $4.6 million compared to $3.3 million in the prior year period, primarily as a result of higher average total asset balances, which are the basis for the base management fee computation. In addition, management and incentive fees include investment income incentive fees of $0.4 million in 2013, as a result of our net investment income exceeding the quarterly hurdle rate of 2% in the second quarter of 2013.

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

Net Investment Income

For the three months ended September 30, 2013, net investment income was $2.6 million, or $0.13 per common share, compared to $3.4 million, or $0.16 per common share, for the three months ended September 30, 2012. The $0.8 million, or 23%, decrease was attributable to the $0.4 million decrease in investment income, and the $0.4 million increase in operating expenses, both of which are described above.

For the nine months ended September 30, 2013, net investment income was $10.4 million, or $0.50 per common share, compared to $9.0 million, or $0.42 per common share, for the nine months ended September 30, 2012. The $1.4 million, or 16%, increase was attributable to the $4.1 million increase in investment income, partially offset by the $2.7 million increase in operating expenses, both of which are described above.

Net Realized Gains (Losses)

We did not realize any gains or losses on investments during the three months ended September 30, 2013. For the three months ended September 30, 2012, we recognized net realized capital gains of $1.7 million resulting primarily from the sale of $15.0 million face amount of EP Energy Senior Unsecured Notes at an average price of 108.5, for a gain of $1.3 million, and the sale of our Anadarko Petroleum Corporation 2007-III Drilling Fund, or APC, Tail Net Profits Interest for $0.4 million.

For the nine months ended September 30, 2013, we recognized net realized capital gains of $0.8 million resulting from a $1.8 million gain from the sale of our Class B LP units of CDF and a $1.3 million gain from the sale of $10.0 million face amount of EP Energy Senior Unsecured Notes at an average price of 113.375, partially offset by a $1.6 million loss from the sale of our 228,853 shares of GMX common stock at an average price of $3.28 per share, a $0.2 million loss on the disposition of our Resaca warrants and a $0.5 million loss resulting from adjustments to the amounts recorded on our 2011 sales of our investments in Alden Resources, LLC and DeanLake Operator, LLC. For the nine months ended September 30, 2012, we recognized net realized capital gains of $1.7 million as described above.

Unrealized Appreciation or Depreciation on Investments

For the three months ended September 30, 2013, net unrealized appreciation on portfolio investments was $2.5 million, or $0.12 per share, primarily due to increases in the estimated fair value of our investments in Talos Senior Unsecured Notes of $1.3 million, Midstates Petroleum Company, or Midstates, Senior Unsecured Notes of $0.6 million, Crossroads ORRI and warrants totaling $0.5 million and net increases in the value of remaining investments of $0.1 million. By comparison, for the three months ended September 30, 2012, net unrealized appreciation was $7.1 million, largely due to increases in the estimated fair value of our investments in Huff Energy Holdings, Inc., or HEH, of $6.0 million, GMX of $2.2 million and Castex 2005 Preferred Units of $1.1 million, partially offset by decreases in the values of our investments in Globe BG, LLC, or Globe, of $2.1 million and Resaca, of $0.6 million. Net increases in the estimated fair value of remaining investments totaled $0.5 million.

For the nine months ended September 30, 2013, net unrealized depreciation on portfolio investments was $10.2 million, or $0.49 per share, primarily due to decreases in the estimated fair value of our investments in GMX 2018 Notes of $7.4 million and Spirit preferred units and overriding royalty interests of $4.3 million, partially offset by increases in the fair value of Castex 2005 Preferred Units of $1.1 million and net increases in our remaining investments of $0.4 million. By comparison, for the nine months ended September 30, 2012, net unrealized appreciation was $6.9 million, primarily due to increases in estimated fair value of our investments of $3.7 million for HEH, $3.2 million for GMX, $1.1 million for Castex 2005 Preferred Units, and $1.9 million for CDF, Class B LP Units, offset by decreases in the estimated fair value of $2.9 million for Globe and $1.2 million for Resaca. Net increases in the estimated fair value of remaining investments totaled $1.1 million.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended September 30, 2013, we recorded a net increase in net assets resulting from operations of $5.1 million, or $0.25 per share, compared to $12.2 million, or $0.57 per share, for the three months ended September 30, 2012. The $7.1 million, or $0.32 per share, decrease between the two periods was primarily attributable to the $0.7 million decrease in net investment income and the $6.4 million decrease in net realized and unrealized gains on our investments, both of which are described above.

For the nine months ended September 30, 2013, we recorded a net increase in net assets resulting from operations of $1.0 million, or $0.05 per share, compared to a net increase in net assets resulting from operations of $17.5 million, or $0.82 per share, for the nine months ended September 30, 2012. The $16.6 million, or $0.77 per share, net change between the two periods was primarily attributable to the $18.0 million decrease in net realized and unrealized gains on our investments, partially offset by a $1.4 million increase in net investment income, both of which are described above.

Financial Condition, Liquidity and Capital Resources

During the nine months ended September 30, 2013, we generated cash from operations of $8.8 million, excluding net purchases of investments, compared to $6.8 million during the comparable period of 2012. The higher amount of cash generated from operations in 2013 was primarily attributable to increased net investment income and a lower amount of non-cash investment income in 2013 compared to 2012.

Our net cash provided by operating activities for the nine months ended September 30, 2013 was $1.5 million, compared to $96.3 million of net cash used in operating activities for the same period of 2012. This increase in net cash provided in 2013 was primarily due to lower net purchases of investments in portfolio securities and U.S. Treasury Bills in 2013. Purchases of portfolio securities during the first nine months of 2013 totaled $84.9 million, compared to $111.1 million during the first nine months of 2012. Purchases in 2013 primarily included the Talos Senior Notes of $24.8 million, OCI Subordinated Notes and direct equity co-investment totaling $17.2 million, Nekoosa Second Lien Term Loan of $17.2 million, KOVA Senior Subordinated Notes of $8.8 million, Crossroads Senior Secured Term Loan of $8.8 million and additional investments in existing portfolio companies totaling $8.1 million. Purchases in 2012 primarily included the Castex 2005 Preferred Units of $50.0 million, EP Energy Senior Notes of $25.0 million, an additional investment in ATP of $25.0 million, the STP Term Loan of $10.0 million and additional investments in existing portfolio companies totaling $1.1 million. Proceeds from the redemption of investments totaled $77.6 million during the first nine months of 2013, compared to $54.0 million during the first nine months of 2012. Redemptions in 2013 included CDF Senior Secured Term Loan and Class B LP units, $29.3 million; Resaca Senior Unsecured Term Loan, $13.7 million; EP Energy Senior Unsecured Notes, $11.3 million; STP Term Loan, $9.7 million; ATP, $9.3 million and other redemptions totaling $4.3 million. Redemptions in 2012 included EP Energy, $16.3 million; ATP, $10.8 million; Tammany Oil & Gas, LLC, $10.1 million; Crestwood Holdings, LLC, $8.3 million; Pallas Contour Mining, LLC, $4.1 million, APC, $3.6 million; and other redemptions totaling $0.8 million. During the first nine months of 2013, we also purchased and redeemed $138.0 million in U.S. Treasury Bills with borrowings under our Treasury Secured Revolving Credit Agreement, or the Treasury Facility, compared to $56.2 million purchased and $10.2 million redeemed during the first nine months of 2012.

At September 30, 2013, we had cash and cash equivalents totaling $42.3 million. At September 30, 2013, the amount outstanding under our $72.0 million Third Amended and Restated Revolving Credit Agreement, or the Investment Facility, was $66.0 million and $6.0 million was available for borrowing. We repaid $23.0 million of the $66.0 million balance outstanding under the Investment Facility in October 2013. As of September 30, 2013, the amount outstanding under our $45.0 million Treasury Facility was $45.0 million and there was no additional amount available for borrowing. We repaid the entire balance outstanding under the Treasury Facility in October 2013.

During the nine months ended September 30, 2013, we paid cash dividends totaling $10.0 million, or $0.48 per share, to our common stockholders. In September 2013, we declared a third quarter dividend totaling $3.3 million, or $0.16 per share, which was paid in October 2013. We currently intend to continue to distribute, in the form of quarterly dividends, a minimum of 90% of our annual investment company taxable income to our stockholders.

On October 31, 2011, our Board of Directors approved a stock repurchase plan, pursuant to which we may, from time to time, repurchase up to $10.0 million of our common stock in the open market at prices not to exceed net asset value during our open trading periods. Our Board of Directors authorized this plan, because it believes that general market trading activity may cause our common stock to be undervalued from time to time. The repurchase program does not obligate us to purchase any shares and may be discontinued at any time. Pursuant to this plan, during the nine months ended September 30, 2013, we repurchased an aggregate of 520,889 shares of our common stock in the open market at an average price of $6.49 per share, totaling $3.4 million. We did not make any repurchases pursuant to the stock repurchase plan during the three months ended September 30, 2013. During the nine months ended September 30, 2012, we repurchased an aggregate of 250,029 shares of our common stock at an average price of $6.51 per share, totaling $1.6 million. Under the terms of the stock repurchase plan, we are authorized to repurchase up to an additional $2.4 million of our common stock. Any future repurchases will be made in accordance with applicable securities laws and regulations that set certain restrictions on the method, timing, price and volume of stock repurchases.

Commodity Derivative Instruments

We use commodity derivative instruments from time to time to manage our exposure to commodity price fluctuations. We use all of our derivatives for risk management purposes and do not hold any amounts for speculative or trading purposes. We do not designate these instruments as hedging instruments for financial accounting purposes, and, as a result, we recognize the change in the instruments’ fair value currently on the consolidated statements of operations as net increase (decrease) in unrealized appreciation (depreciation) on investments. In December 2011, in connection with our purchase of a limited term royalty interest from ATP, we purchased a series of oil put options to provide insurance against downside price movements. All of our put options had expired as of September 30, 2013. See Note 8 of Notes to Consolidated Financial Statements included elsewhere herein for further description of our put options.

Credit Facilities and Borrowings

On May 23, 2013, we entered into a $72.0 million Investment Facility, which replaced our previous credit facility. The total amount outstanding under the Investment Facility and our previous facility was $66.0 million and $59.5 million, as of September 30, 2013 and December 31, 2012, respectively. Substantially all of our assets except our investments in U.S. Treasury Bills are collateral for the obligations under the Investment Facility. The Investment Facility matures on May 23, 2016, and bears interest, at our option, at either (i) LIBOR plus 325 to 475 basis points, or (ii) the base rate plus 225 to 375 basis points, both based on our amounts outstanding. As of September 30, 2013, the average interest rate on our outstanding balance of $66.0 million was 4.4%. As of September 30, 2013, there was an additional $6.0 million available for borrowing under the Investment Facility. We repaid $23.0 million of the outstanding balance in October 2013.

On March 31, 2011, we entered into a $30.0 million Treasury Facility, which was later increased to $45.0 million that can only be used to purchase U.S. Treasury Bills. Proceeds from the Treasury Facility facilitate the growth of our investment portfolio and provide flexibility in the sizing of our portfolio investments. On September 24, 2013, we entered into a fourth amendment to the Treasury Facility which extended the expiration date to September 24, 2014 and increased the applicable margins to either (i) LIBOR plus 150 basis points or (ii) the base rate plus 50 basis points. We have the right at any time to prepay the loans, in whole or in part, without premium or penalty. As of September 30, 2013, we had $45.0 million outstanding and no additional amount available for borrowing under the Treasury Facility, and the interest rate on our outstanding balance was 1.7% (LIBOR plus 150 basis points). We repaid the entire balance outstanding under the Treasury Facility in October 2013 with proceeds from the sale of U.S. Treasury Bills.

The Investment Facility and Treasury Facility contain affirmative and reporting covenants and certain financial ratio and restrictive covenants that apply to our subsidiaries and us. We complied with these covenants as of September 30, 2013 and had no existing defaults or events of default under either facility. The most restrictive covenants are:

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

Portfolio Credit Quality

Most of our portfolio investments at September 30, 2013 are in negotiated, and often illiquid, securities of private businesses. We maintain a system to evaluate the credit quality of these investments. While incorporating quantitative analysis, this system is a qualitative assessment. This system is intended to reflect the overall, long-term performance of a portfolio company’s business, the collateral coverage of an investment, and other relevant factors. Our rating scale ranges from 1 to 7, with 1 being the highest credit quality. As of September 30, 2013, our average portfolio rating on a dollar-weighted fair market value basis was 3.9, compared to 4.1 as of December 31, 2012. Of the 26 rated investments in 16 portfolio companies as of September 30, 2013, 9 investments retained the same rating as of December 31, 2012, 2 investments improved in rating, 3 investments declined and we added 10 new investments to our portfolio during the first nine months of 2013. We also added 2 existing equity investments to the rating system that were not previously rated. As of September 30, 2013, on a fair value basis, approximately 16% of our portfolio investments were in the form of senior secured debt securities. As of September 30, 2013, we had 2 investments on non-accrual status with an aggregate cost and fair value of $13.8 million and less than $0.1 million, respectively. Our portfolio investments at fair value were approximately 94% and 98% of the related cost basis as of September 30, 2013 and December 31, 2012, respectively.

Contractual Obligations and Off-Balance Sheet Arrangements

The following table summarizes our contractual payment obligations at September 30, 2013 (in thousands):

		Less than			More than
Revolving credit facilities (1) :	Total	1 Year	1-3 Years	3-5 Years	5 Years
Investment Facility	$66,000	$-	$66,000	$-	$-
Treasury Facility	45,000	45,000	-	-	-
Total	$111,000	$45,000	$66,000	$-	$-

(1)	Excludes accrued interest amounts.

We have certain unused commitments to extend credit to our portfolio companies. Generally, these commitments have fixed expiration dates, and we do not expect to fund the entire amounts before they expire. Therefore, these commitment amounts do not necessarily represent future cash requirements. In February 2010, we arranged for a letter of credit issued under the Investment Facility with respect to our investment in one of our portfolio companies. This letter of credit expired in February 2013. We do not report the unused portions of these commitments on our consolidated balance sheets. The following table shows our unused credit commitments and letter of credit as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012
Unused credit commitments	$3,595	$2,892
Letter of credit	-	137

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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q (September 30, 2013), we performed an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2013, our disclosure controls and procedures were effective in providing reasonable assurance (i) that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) that such information is accumulated and communicated to management in a manner that allows timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No changes in internal control over financial reporting occurred during the quarter ended September 30, 2013 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act).

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The information set forth under the heading “Legal Proceedings” in Note 6, “Commitments and Contingencies,” to Notes to Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors.

During the nine months ended September 30, 2013, there have been no material changes to the risk factors disclosed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 6. Exhibits.

See “Index to Exhibits” following the signature page for a description of the exhibits furnished as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NGP CAPITAL RESOURCES COMPANY

Date: November 7, 2013	By:	/s/ Stephen K. Gardner
Stephen K. Gardner
President and Chief Executive Officer

Date: November 7, 2013	By:	/s/ L. Scott Biar
L. Scott Biar
Chief Financial Officer,
Treasurer, Secretary and Chief
Compliance Officer

Index to Exhibits

Exhibits No.	Exhibit
3.1	Articles of Incorporation (filed as Exhibit (a)(1) to our Registration Statement on Form N-2 filed on August 16, 2004 (Registration No. 333-118279) and incorporated herein by reference)
3.2	Articles of Amendment and Restatement (filed as Exhibit 3.2 our Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference)
3.3	Amended and Restated Bylaws (filed as Exhibit 3.1 to our Current Report on Form 8-K filed on November 4, 2013 and incorporated herein by reference)
4.1	Form of Stock Certificate (filed as Exhibit (d) to our Pre-Effective Amendment No. 2 to Registration Statement on Form N-2 filed on October 7, 2004 (Registration No. 333-118279) and incorporated herein by reference)
4.2	Dividend Reinvestment Plan (filed as Exhibit (e) to our Registration Statement on Form N-2 filed on August 16, 2004 (Registration No. 333-118279) and incorporated herein by reference)
10.1*	Third Amendment to Treasury Secured Revolving Credit Agreement effective as of May 23, 2013, between the Company, the lenders from time to time party thereto and Sun Trust Bank.
10.2*	Fourth Amendment to Treasury Secured Revolving Credit Agreement effective as of September 24, 2013, between the Company, the lenders from time to time party thereto and Sun Trust Bank
31.1*	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Executive Officer
31.2*	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Financial Officer
32.1**	Section 1350 Certification by the Chief Executive Officer
32.2**	Section 1350 Certification by the Chief Financial Officer

*Filed herewith.

**Furnished herewith.

