Form 10-K
period 2013-12-31
NGP Capital Resources Co
filed 2014-03-10
CIK 1297704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

  (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

As of June 28, 2013, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $119,168,136 based on the closing sale price of the registrant’s common stock on the NASDAQ Global Select Market on that date.

As of March 6, 2014, there were 20,499,188 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2014 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10 through 14 herein.

Certain exhibits previously filed with the Securities and Exchange Commission are incorporated by reference into Part IV of this report.

NGP CAPITAL RESOURCES COMPANY

i

PART I.

Item 1. Business.

Introduction

NGP Capital Resources Company

We are a financial services company created to invest primarily in small and mid-size private energy companies. In 2012, we expanded our investment strategy to also include middle market companies not engaged in the energy industry. Our investment objective is to generate both current income and capital appreciation primarily through debt investments with certain equity components. We are a closed-end, non-diversified management investment company that has elected to be regulated as a business development company, or a BDC, under the Investment Company Act of 1940, or the 1940 Act. In addition, for federal income tax purposes, we operate so as to be treated as a regulated investment company, or a RIC, under the Internal Revenue Code of 1986, as amended, or the Code. We were founded as a Maryland corporation in July 2004 and completed our initial public offering on November 10, 2004.

A key focus area for our targeted investments in the energy industry is domestic upstream businesses that produce, develop, acquire and explore for oil and natural gas, or E&P companies. We also evaluate investment opportunities in such businesses as coal, power and energy services. In 2012, we expanded the focus of our investment strategy to middle market investments within diversified industry sectors, including manufacturing, value-added distribution, business services, healthcare products and services, consumer services and select other sectors. Our investments generally range in size from $10 million to $50 million. However, we may invest more or less depending on market conditions and our Manager’s view of a particular investment opportunity. Our targeted investments primarily consist of debt instruments, including senior and subordinated loans combined in one facility, sometimes with an equity or property-based equity participation right component, and subordinated loans, sometimes with equity components. We also occasionally invest in preferred stock and other equity securities on a stand-alone basis.

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

Our Manager’s investment committee reviews and approves investment decisions by majority determination. Our Manager’s investment committee consists of Mr. Gardner; Mr. Hersh, our Board Chairman; and Richard L. Covington and William J. Quinn, each of whom is a senior NGP investment professional. Our Manager’s team of eight investment professionals supports the investment committee.

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

Investment Activity

Since commencing investment operations in November 2004 through December 31, 2013, we have invested $1.1 billion in 47 portfolio companies and received principal repayments, realizations and settlements of $883.4 million. Most of our current portfolio companies are E&P companies engaged in the acquisition, development and production of oil and natural gas properties in and along the Gulf Coast, in the state and federal waters of the Gulf of Mexico, Permian Basin, Mid-continent and Rocky Mountain areas. We also have investments in a highwall coal mining company in West Virginia and an alternative fuels and specialty chemicals company based in Quincy, Massachusetts. During 2013, we added three middle market portfolio companies engaged in the home health services industry and in the manufacturing and distribution of coated paper products and medical supplies.

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

•	Investment Team Valuation. The investment professionals of our Manager prepare fair value estimates for each investment.
•	Investment Team Valuation Documentation. The investment team documents and discusses its preliminary fair value estimates with senior management of our Manager.
•	Presentation to Valuation Committee. Senior management presents the valuation analyses and fair value estimates to the Valuation Committee of our Board of Directors.
•	Third Party Valuation Activity. The Valuation Committee and our Board of Directors, in their discretion, may retain an independent valuation firm to review any or all of the valuation analyses and fair value estimates provided by the investment team of our Manager. The Valuation Committee retained an independent valuation firm in connection with the fair value estimates of our middle market non-energy investments as of September 30, 2013 and December 31, 2013, which collectively represented 21% of the total fair value of our portfolio investments at each such date.
•	Board of Directors and Valuation Committee. The Board of Directors and Valuation Committee review and discuss the valuation analyses and fair value estimates provided by the investment team of our Manager and the analysis of the independent valuation firm, if applicable.
•	Final Valuation Determination. Our Board of Directors discusses the fair value estimates recommended by the Valuation Committee and determines the fair value of each investment in our portfolio, in good faith, based on the input of the investment team of our Manager, our Valuation Committee and the independent valuation firm, if any.

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

Employees

We do not have any employees. Stephen K. Gardner, our President and Chief Executive Officer, and L. Scott Biar, our Chief Financial Officer, Secretary, Treasurer and Chief Compliance Officer, comprise our senior management. Each of our officers also serves as an officer of our Manager and our Administrator. Our Manager and our Administrator conduct our day-to-day investment operations, and currently have a staff of 15 individuals, including 8 investment professionals.

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

We may also be subject to federal excise tax if we do not distribute an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our capital gain net income, computed for the one year period ended October 31 of that calendar year, and (3) 100% of any ordinary income or capital gain net income not distributed in prior years. Dividends to stockholders are recorded on the ex-dividend date. We currently intend to make sufficient distributions each year to maintain our status as a RIC for federal income tax purposes and to avoid excise taxes. If we do not meet this requirement, the Code imposes a nondeductible excise tax generally equal to 4% of the amount by which the required distribution exceeds the distribution for the year. The taxable income on which an excise tax is paid is generally carried forward and distributed to stockholders in the next tax year. Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income.

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

We calculate the first part of the incentive fee, the Investment Income Incentive Fee, as 20% of the excess, if any, of our net investment income for the quarter that exceeds a quarterly hurdle rate equal to 2% (8% annualized) of our net assets. We calculate and pay this Investment Income Incentive Fee quarterly in arrears. For the purpose of the calculation of the Investment Income Incentive Fee, net investment income means interest income, dividend income, royalty income and any other income (including any other fees, such as commitment, origination, syndication, structuring, diligence, managerial assistance, monitoring, and consulting fees or other fees that we receive from portfolio companies) accrued during the fiscal quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement, any interest expense and dividends paid on issued and outstanding preferred stock, if any, but excluding the incentive fee). Accordingly, we may pay an incentive fee based partly on accrued interest, the collection of which is uncertain or deferred. Net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income that we have not yet received in cash. Net investment income does not include any realized capital gains, realized capital losses, or unrealized capital appreciation or depreciation. For the years ended December 31, 2013, 2012 and 2011, we incurred Investment Income Incentive Fees totaling $0.4 million, $0 and $0.3 million, respectively.

We calculate the second part of the incentive fee, the Capital Gains Fee, as (1) 20% of (a) our net realized capital gains (realized capital gains less realized capital losses) on a cumulative basis from the closing date of our initial public offering to the end of such fiscal year, less (b) any unrealized capital depreciation at the end of such fiscal year, less (2) the aggregate amount of all Capital Gains Fees paid to our Manager in prior fiscal years. We determine and pay the Capital Gains Fee in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date). For accounting purposes only, in order to reflect the theoretical Capital Gains Fee that would be payable for a given period as if all unrealized capital gains were realized, we will accrue a Capital Gains Fee as described above (in accordance with the terms of the Investment Advisory Agreement), plus 20% of unrealized capital gains on investments held at the end of such period. It should be noted that the portion of the accruals for the Capital Gains Fees attributable to unrealized capital gains will not necessarily be payable under the Investment Advisory Agreement, and may never be paid based on the computation of Capital Gains Fees in subsequent periods. We have not incurred or paid any Capital Gains Fees since 2007, and we do not anticipate paying any Capital Gains Fees in the foreseeable future.

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

Administration Agreement

Pursuant to a separate Administration Agreement, our Administrator furnishes us with office facilities, equipment, and clerical, bookkeeping and record keeping services at such facilities. Under the Administration Agreement, our Administrator also performs, or oversees the performance by third parties of, our required administrative services, which include responsibility for the financial records that we are required to maintain and preparation of reports to our stockholders and reports filed with the SEC. In addition, our Administrator assists in determining and publishing our net asset value, oversees the preparation and filing of our tax returns, the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. To the extent permitted under the 1940 Act, our Administrator may also provide, on our behalf, significant managerial assistance to our portfolio companies. We base payments under the Administration Agreement upon the allocable portion of our Administrator’s costs and expenses incurred in connection with administering our business. The Administration Agreement may be terminated at any time, without the payment of any penalty, by a vote of our Board of Directors or by our Administrator upon 60 days’ written notice to the other party, and will automatically terminate in the event of its “assignment” (as defined in the 1940 Act).

Our Board of Directors originally approved the Administration Agreement on November 9, 2004. Our Board of Directors and a majority of our independent directors must approve the continuation of the Administration Agreement at least annually. On October 30, 2013, the Board of Directors, including all of the independent directors, approved an extension of the Administration Agreement through November 9, 2014.

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

We may issue debt securities or preferred stock, which we refer to collectively as “senior securities,” and/or borrow money from banks or other financial institutions, up to the maximum amount permitted by the 1940 Act. The provisions of the 1940 Act permit us, as a BDC, to incur indebtedness or issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after each such incurrence or issuance. If the value of our assets declines, we may be unable to satisfy this test, which may prohibit us from paying dividends and could prevent us from maintaining our status as a RIC or may prohibit us from repurchasing shares of our common stock. If we cannot satisfy this test, we may be required to sell a portion of our investments at a time when such sales may be disadvantageous and, depending on the nature of our leverage, repay a portion of our indebtedness. As of December 31, 2013, given our total assets of $293 million and total debt of $98.0 million, our asset coverage for senior securities was 299%.

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

Borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities. We currently borrow under our $72.0 million Third Amended and Restated Revolving Credit Agreement, or the Investment Facility, and in the future may borrow from or issue senior debt securities. Our current and future debt securities are and may be governed by an indenture or other instrument containing covenants restricting our operating flexibility. We, and indirectly our stockholders, bear the cost of issuing and servicing such securities. Any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock. Our lenders have fixed dollar claims on our consolidated assets that are superior to the claims of our common stockholders or any preferred stockholders. If the value of our investment portfolio increases, then leveraging would cause the net asset value to increase more sharply than it would have had we not leveraged. Conversely, if the value of our investment portfolio decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our investment income in excess of interest expense payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our investment income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common stock dividend payments. Leverage is generally considered a speculative investment technique. We intend to continue borrowing under the Investment Facility in the future, and we may increase the size of the Investment Facility or issue senior debt securities or other evidence of indebtedness. Our ability to service our debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. The amount of leverage that we employ at any particular time will depend on our Manager’s and our Board of Directors’ assessment of market and other factors at the time of any proposed borrowing.

Changes in interest rates may expose us to additional risks.

General interest rate fluctuations may have a negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on investment objectives and our rate of return on invested capital. Because we may borrow money to make investments, our net investment income depends upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. As of December 31, 2013, excluding investments in U.S. Treasury Bills, approximately 70% of our portfolio investments at fair value in our portfolio were at fixed rates, while approximately 30% were at variable rates. Trading prices for debt that pays a fixed rate of return tend to fall as interest rates rise. Trading prices tend to fluctuate more for fixed-rate securities that have longer maturities. Although we have no policy governing the maturities of our investments, under current market conditions we expect that we will invest in a portfolio of debt generally having maturities of three to seven years, but may have longer maturities. This means that, to the extent we fund longer term fixed rate investments with shorter term floating rate borrowings, we will be subject to greater risk (other things being equal) than a fund invested solely in shorter term securities. A decline in the prices of the debt we own could adversely affect the trading price of our shares.

Failure to extend our Investment Facility, the revolving period of which is currently scheduled to expire on May 23, 2016, could have a material adverse effect on our results of operations and financial position and our ability to pay expenses and make distributions.

The revolving period for our Investment Facility with a syndicate of lenders is currently scheduled to expire on May 23, 2016. If the participant banks do not renew or extend the Investment Facility by May 23, 2016, we will not be able to make further borrowings under the facility after such date and the outstanding principal balance on that date will be due and payable. If we are unable to extend our facility or find a new source of borrowing on acceptable terms, we will be required to pay down the amounts outstanding under the facility through one or more of the following: (1) available cash balances, (2) principal collections on our securities pledged under the facility, (3) at our option, interest collections on our securities pledged under the facility, or (4) possible liquidation of some or all of our loans and other assets, any of which could have a material adverse effect on our results of operations and financial position and may force us to decrease or stop paying certain expenses and making distributions until the facility is repaid. In addition, our stock price could decline significantly, we would be restricted in our ability to acquire new investments and, in connection with our year-end audit, our independent registered accounting firm could raise an issue as to our ability to continue as a going concern.

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

The political, economic and social structure of some foreign countries may be less stable and more volatile than those in the United States. Investments in these countries may be subject to the risks of internal and external conflicts, currency devaluations, foreign ownership limitations and tax increases. A government may take over assets or operations of a company or impose restrictions on the exchange or export of currency or other assets. Some countries also may have different legal systems that may make it difficult for us to vote proxies, exercise stockholder rights and pursue legal remedies with respect to foreign investments. Diplomatic and political developments, including rapid and adverse political changes, social instability, regional conflicts, terrorism and war, could affect the economies, industries and securities and currency markets, and the value of our investments, in non-U.S. countries. These factors are extremely difficult, if not impossible, to predict and to take into account with respect to our investments in foreign securities.

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

In 2011 and 2012, we purchased from ATP Oil & Gas Corporation, or ATP, limited-term ORRIs in certain offshore oil and gas producing properties operated by ATP in the Gulf of Mexico. Under this arrangement, we purchased the right to portions (ranging from 5.0% to 10.8%) of the monthly production proceeds from oil and gas properties known as the Gomez and Telemark properties. The terms of the ORRIs provide that they will terminate after we receive payments that equal our investment in the ORRIs plus a time-value factor that is calculated at a rate of 13.2% per annum. On August 17, 2012, ATP filed for protection under Chapter 11 of the U.S. Bankruptcy Code. For more information, please refer to “Item 3. Legal Proceedings” for further discussion of the ATP litigation. As of December 31, 2013, our unrecovered investment was $29.0 million, and we had received aggregate production payments of $24.3 million subject to a disgorgement agreement, $15.5 million of which was received during 2013. In addition, as of December 31, 2013, we had incurred legal and consulting fees totaling $3.2 million in connection with the enforcement of our rights under the ORRIs, $2.7 million of which has been added to the unrecovered investment balance under the terms of the ORRI agreements. Legal and consulting fees totaling $0.5 million and $0.6 million as of December 31, 2013 and December 31, 2012, respectively, are included in accounts receivable and other current assets on our consolidated balance sheets.

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

Our Investment Advisory Agreement does not restrict the right of our Manager, NGP, or any persons working on our behalf, to carry on their respective businesses, including providing advice to others with respect to the purchase of securities that would meet our investment objectives. Although the officers of our Manager devote full time to the management of our business, our Investment Advisory Agreement does not specify a minimum time period that representatives of NGP who are serving as directors or members of our Manager’s investment committee must devote to managing our investments. Each of Mr. Hersh (who serves as a member of our Board of Directors and our Manager’s investment committee), Mr. Albin (who serves as a member of our Board of Directors), and Messrs. Quinn and Covington (who serve as members of our Manager’s investment committee) continue to have substantial responsibilities in connection with their roles managing other NGP-affiliated funds. Our portfolio companies may request managerial assistance from our Manager and its management team. The ability of these parties to engage in these other business activities, including managing assets for third parties, could reduce the time and effort they spend managing our portfolio, which could negatively affect our performance.

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

ATP Litigation.  On August 17, 2012, ATP Oil & Gas Corporation, or ATP, filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Texas. We purchased limited term overriding royalty interests, or ORRIs, in certain offshore oil and gas producing properties operated by ATP (generally, the Gomez and Telemark properties). On August 23, 2012, on a motion filed by ATP (Bankr. Dkt. No. 15), the bankruptcy judge presiding over ATP’s case signed an order (Bankr. Dkt. No. 191) allowing ATP to pay amounts received after August 17, 2012 to those parties it believes are entitled to receive them, including the ORRI holders, provided that the owners of the ORRIs execute a disgorgement agreement providing for the repayment to ATP of any amounts that the bankruptcy court later finds to have been inappropriately paid. We executed the disgorgement agreement and began receiving monthly distributions in September 2012 from ATP of our share of production proceeds received by ATP after August 17, 2012. As of December 31, 2013, our unrecovered investment was $29.0 million, and we had received aggregate production payments of $24.3 million subject to the disgorgement agreement. In addition, as of December 31, 2013, we had incurred legal and consulting fees totaling $3.2 million in connection with the enforcement of our rights under the ORRIs, $2.7 million of which has been added to the unrecovered investment balance under the terms of the ORRI transaction documents. Legal and consulting fees totaling $0.5 million and $0.6 million as of December 31, 2013 and December 31, 2012, respectively, are included in accounts receivable and other current assets on our consolidated balance sheets.

On October 17, 2012, we filed a lawsuit against ATP styled: NGP Capital Resources Company v. ATP Oil & Gas Corporation, Adv. Proc. No. 12-03443, in the U.S. Bankruptcy Court for the Southern District of Texas, seeking a declaration that the ORRIs are our property and not property of ATP and that the conveyance and purchase and sale documents are not executory contracts that may be rejected in order to remove or recharacterize our interests in the properties. ATP filed an answer and counterclaim in which it (a) denies that the ORRIs are valid and enforceable, (b) seeks a declaration that (i) the ORRIs are a financing agreement and not a true sale and (ii) the ORRIs are executory contracts that are subject to rejection under 11 U.S.C. Sec. 365, and (c) seeks disgorgement from us of amounts paid to us since August 17, 2012, the date of filing of ATP’s Chapter 11 proceeding. The United States, on behalf of the Department of the Interior, intervened in the lawsuit, arguing that the underlying leases are unexpired leases of real property or executory contracts (and not real property conveyances) and are subject to rejection by ATP. Certain service companies claiming statutory liens or privileges have intervened in the lawsuit for the purposes of establishing that their liens and privileges are superior to our rights and asserting related claims for disgorgement of proceeds paid to us by ATP. The Bank of New York Mellon Trust Company, N.A., the secondary lien holder, has also intervened in the lawsuit, arguing (i) the ORRIs are a financing agreement and not a true sale, (ii) our claims are barred, waived, released and/or otherwise foreclosed by the express terms of the conveyance of the ORRIs, and (iii) either we have not met a condition precedent or we failed to perform or substantially perform our contractual obligations. The issues in the lawsuit have been bifurcated such that the issues of (i) whether the conveyances and transactions between us and ATP constituted outright transfers of ownership and (ii) whether the conveyances are executory contracts or leases that ATP may reject, will be tried first. This lawsuit is currently pending. The initial trial date was abated along with certain other deadlines pending consideration of various motions. In that context, a Motion for Summary Judgment that we filed was denied, and we have filed a motion to appeal such denial on an interlocutory basis. A new scheduling order has not been entered in the lawsuit. We intend to vigorously defend our position that the ORRIs constitute real property interests and are fully valid and enforceable pursuant to their terms, and we intend to vigorously defend our position that the service companies’ statutory liens and privileges do not attach to our ORRIs and/or are not superior to our rights.

On April 23, 2013, the Department of the Interior, on behalf of the Bureau of Safety and Environmental Enforcement, issued an order directing that the wells on the Gomez properties be shut in and that operations cease. Operations and production ceased on the Gomez properties on April 30, 2013. On June 13, 2013, the Court entered an order (Bankr. Dkt. No. 1999) approving ATP’s request (set forth in Bankr. Dkt. No. 1902) to reject and/or abandon and relinquish its interests in the Gomez properties and related agreements, or the Abandonment Order. Our cash flows attributable to the ORRIs have been reduced since we no longer receive payments attributable to the Gomez properties.

On May 7, 2013, ATP conducted an auction of its assets, and ATP selected a credit bid from Credit Suisse AG, as administrative and collateral agent to those lenders who are parties to that certain Senior Secured Super Priority Priming Debtor in Possession Credit Agreement dated August 29, 2012, or the DIP Lenders, based on a reduction in the amount of ATP’s outstanding indebtedness to Credit Suisse AG, or the Credit Bid, as the highest and best bid. The Credit Bid did not include an offer to purchase the Gomez properties but it included an offer to purchase the Telemark properties. On October 17, 2013, the Court entered its Final Order approving the sale (Bankr. Dkt. No. 2706). Under the Final Order, Bennu Oil & Gas, LLC, or Bennu, a newly formed company owned by the DIP Lenders, was authorized to purchase certain ATP assets, including the Telemark properties, as well as claims asserted by ATP in our pending lawsuit relating to the Telemark properties. Our ORRI continues to burden the Telemark properties subject to a resolution of the issues in our pending lawsuit against ATP. The sale to Bennu closed on November 1, 2013.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II.

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

Our common stock trades on the NASDAQ Global Select Market under the symbol “NGPC”. On March 5, 2014, there were approximately 55 record holders and 9,542 beneficial holders (held in street name) of our common stock, according to our transfer agent. The following table sets forth the range of high and low sales prices of our common stock as reported on the NASDAQ Global Select Market and our dividends declared for the periods indicated.

	NAV(1)	Price Range		Ratio of High Sales Price to NAV	Ratio of Low Sales Price to NAV	Cash Dividend per Share(2)
		High	Low
Fiscal 2013
Fourth quarter	$9.20	$7.79	$6.88	85%	75%	$0.16
Third quarter	9.22	7.69	6.19	83%	67%	0.16
Second quarter	9.13	7.15	6.00	78%	66%	0.16
First quarter	9.05	7.75	6.89	86%	76%	0.16
Fiscal 2012
Fourth quarter	9.57	7.98	6.50	83%	68%	0.16
Third quarter	9.70	7.97	6.22	82%	64%	0.16
Second quarter	9.29	7.20	5.87	78%	63%	0.13
First quarter	9.33	8.14	6.42	87%	69%	0.12

(1)	We calculate net asset value per share as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high and low closing sales prices. We calculate net asset value per share based on outstanding shares at the end of each period.
(2)	Represents the dividend declared in the specified quarter.

Since the first full quarter following our initial public offering, we have distributed, and currently intend to continue to distribute in the form of dividends, a minimum of 90% of our investment company taxable income on a quarterly basis to our stockholders. We may retain long-term capital gains and treat them as deemed distributions for tax purposes. We determine the timing and characterization of certain income and capital gains distributions annually in accordance with federal tax regulations, which may differ from GAAP. These differences primarily relate to items recognized as income for financial statement purposes and realized gains for tax purposes. As a result, net investment income and net realized gain (loss) on investments for a reporting period may differ significantly from distributions during such period. Accordingly, we may periodically make reclassifications among certain of our capital accounts without impacting our net asset value. We report the estimated tax characteristics of each dividend when declared, and we report the actual tax characteristics of dividends annually to each stockholder on Form 1099-DIV, prepared by our stock transfer agent. Qualified dividend income is generally taxed to stockholders at the rates that apply to net capital gains. There is no assurance that we will achieve investment results or maintain a tax status that will permit any specified level of cash distributions or year-to-year increases in cash distributions. During 2012 and 2013, we repurchased an aggregate of 608,125 shares and 520,889 shares, respectively, of our common stock pursuant to our stock repurchase plan, and we did not sell any equity securities during 2012 or 2013.

We classified 100% of our taxable dividends declared for the year ended December 31, 2013 as non-qualified dividends and as ordinary income for their characterization for income tax purposes. For tax purposes, approximately 36%, or $0.06 per share, of the $0.16 dividend paid on January 6, 2014 was treated as arising in 2013 and approximately 64%, or $0.10 per share, was treated as arising in 2014.

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

The following line graph compares the cumulative total return on an investment in our common stock against the cumulative total return of the NASDAQ Financial 100 Index, the NASDAQ U.S. Stock Market Total Return Index and an index of peer companies (selected by us) for the five years ended December 31, 2013. The graph assumes that $100 was invested in our common stock and each index on December 31, 2008, and that dividends were reinvested. We selected the peer group in good faith and it consists of the following six business development companies: Gladstone Capital Corporation, Gladstone Investment Corporation, KCAP Financial, Inc., MCG Capital Corporation, THL Credit, Inc. and TICC Capital Corporation. The change in our peer group of seven business development companies in 2012 is the omission of Hercules Technology Growth Capital, Inc., which is considerably larger than us, with market capitalization of over $600 million. Our revised peer group includes business development companies that generally invest in similar types of securities as we do, with market capitalizations between $100 million and $600 million and initial public offering dates in 2010 or earlier. This historic stock price Performance Graph and the related textual information are not necessarily indicative of future performance.

Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved.
Copyright 1980-2014.

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

	Year ended December 31,
	2013	2012	2011	2010	2009
	(In Thousands, Except Per Share Data and Other Data)
Income Statement Data
Total investment income	$27,912	$23,369	$27,903	$23,585	$24,520
Total operating expenses	15,245	11,560	12,034	12,091	14,601
Net investment income	12,576	11,763	15,809	11,440	9,728
Net realized capital gain (loss) on invesments	(2,261)	(17,827)	(30,614)	(32,276)	(14,329)
Net increase (decrease) in unrealized appreciation (depreciation) on investments	(6,445)	23,415	(5,083)	32,310	(4,218)
Net increase (decrease) in net assets resulting from operations	$3,870	$17,351	$(19,888)	$10,474	$(8,819)
Per Share Data
Net investment income	$0.61	$0.55	$0.73	$0.53	$0.45
Net realized and unrealized gain (loss) on investments	(0.42)	0.26	(1.65)	(0.04)	(0.86)
Net increase (decrease) in net assets resulting from operations	0.19	0.81	(0.92)	0.49	(0.41)
Dividends declared	(0.64)	(0.57)	(0.72)	(0.69)	(0.64)
Net asset value per share	$9.20	$9.57	$9.26	$10.90	$11.10
Balance Sheet Data
Total investments	$257,371	$259,610	$145,057	$216,063	$200,105
Portfolio investments	211,371	213,614	145,057	216,063	200,105
Cash and cash equivalents	29,298	47,655	106,570	68,457	108,288
Total assets	292,623	312,322	256,581	291,589	316,931
Long-term debt	53,000	59,500	50,000	50,000	67,500
Total net assets	188,552	201,266	200,266	235,726	240,175
Other Data
Weighted average yield on targeted portfolio investments(1)	10.2%	10.0%	11.6%	10.4%	5.4%
Number of portfolio companies	16	14	19	20	16
Expense ratios (as a percentage of average net assets):
Interest expense and bank fees	1.7%	1.0%	0.7%	0.5%	1.1%
Management and incentive fees	3.1%	2.3%	2.5%	2.4%	2.6%
Other operating expenses	3.1%	2.4%	2.3%	2.2%	2.1%
Total operating expenses	7.9%	5.7%	5.5%	5.1%	5.8%

(1)	Calculated as of the end of the period.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following analysis of our financial condition and results of operations in conjunction with our financial statements and the notes thereto contained elsewhere in this Annual Report on Form 10K.

Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K that relate to estimates or expectations of our future performance or financial condition may constitute “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to various risks and uncertainties, which could cause actual results and conditions to differ materially from those projected, including, but not limited to,

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

Overview

We are a financial services company created to invest primarily in debt securities of small and mid-size private energy companies. In 2012, we expanded our investment strategy to also include middle market companies not engaged in the energy industry. We have elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940 and, as such, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” which include securities of private U.S. companies, U.S. companies whose securities are listed on a national securities exchange but whose market capitalization is less than $250 million, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, for federal income tax purposes we operate so as to be treated as a regulated investment company, or RIC, under the Internal Revenue Code of 1986, as amended. Pursuant to these elections, we generally do not have to pay corporate-level taxes on any income and capital gains we distribute to our stockholders. We have several direct and indirect subsidiaries that are single member limited liability companies and wholly-owned limited partnerships established to hold certain portfolio investments or provide services to us in accordance with specific rules prescribed for a company operating as a RIC. We consolidate the financial results of our subsidiaries for financial reporting purposes, and do not consolidate the financial results of our portfolio companies.

Our investment objective is to generate both current income and capital appreciation primarily through debt investments with certain equity components. A key focus area for our targeted investments in the energy industry is domestic upstream businesses that produce, develop, acquire and explore for oil and natural gas. We also evaluate investment opportunities in such businesses as coal, power and energy services. Beginning in 2012, we also seek middle market investments within diversified industry sectors, including manufacturing, value-added distribution, business services, healthcare products and services, consumer services and select other sectors. Our investments generally range in size from $10 million to $50 million; however, we may invest more or less depending on market conditions and our Manager’s view of a particular investment opportunity. Our targeted investments primarily consist of debt instruments, including senior and subordinated loans combined in one facility, sometimes with an equity component, and subordinated loans, sometimes with equity components. We may also invest in preferred stock and other equity securities on a stand-alone basis.

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

Portfolio and Investment Activity

On December 31, 2013, we amended our Senior Secured Term Loan with Huff Energy Holdings, Inc., or HEH. The amendment included a two-year maturity extension to November 20, 2015 and a reduction of the interest rate to 12.5% (18% default rate prior to amendment) in exchange for (i) a $7.4 million principal repayment, reducing the principal balance outstanding to $7.0 million, (ii) liens on additional producing properties, (iii) a pledge of the stock of HEH and all its subsidiaries, (iv) implementation of a $150,000 per month principal payment schedule, (v) a general and administrative expense limitation of $0.9 million per year, (vi) 30% penny warrants and a 3.0% after-payout ORRI that can be repurchased by HEH for $100,000 at maturity if the loan is fully repaid and (vii) an amendment fee of $75,000.

On October 2, 2013, we funded a $14.0 million participation in a $180.0 million Second Lien Term Loan to Shoreline Energy, LLC, or Shoreline, a Houston-based, privately-owned, independent oil and gas exploration and production company, focused in the Gulf Coast region. Proceeds from the Second Lien Term Loan were used to acquire producing oil and gas properties in South Louisiana. The Second Lien Term Loan was issued at a 3% discount, earns interest at the greater of 10.25% or LIBOR + 9.0% per annum and matures on March 27, 2019.

On June 28, 2013, Resaca Exploitation, Inc., or Resaca, completed the sale of substantially all of its oil and gas properties to Legacy Reserves Operating LP, a Midland, Texas-based oil and gas company, for $72 million, subject to customary adjustments. In connection with the sale, we received a cash payment of $16.1 million, representing full principal payment of our Senior Unsecured Term Loan and an interest “make whole” provision of $2.2 million, or $0.11 per share. Our investment in the Resaca Term Loan resulted in an internal rate of return of 21.2% and a return on investment of 1.61x. Subsequently, Resaca’s common stock, of which we owned 1.36 million shares, or 6.6% of Resaca’s common stock outstanding, was delisted from the Alternative Investment Market of the London Stock Exchange, and in November 2013, pursuant to Resaca’s liquidation, we received $0.2 million for our shares of Resaca common stock.

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

On April 22, 2013, we provided $17.5 million of financing to Nekoosa Coated Products Holdings, Inc., or Nekoosa, a private manufacturer of carbonless sheets and specialty products used in the commercial printing industry, in the form of a Second Lien Term Loan, to facilitate the acquisition of IGI Corp., a leading manufacturer of specialty pressure sensitive graphic arts materials used in the signage and visual communications industry. The Second Lien Term Loan earns interest payable in cash at an annual rate of 13% plus paid-in-kind interest of 2% per annum and matures on October 22, 2018.

In 2011 and 2012, we purchased from ATP Oil & Gas Corporation, or ATP, limited-term ORRIs in certain offshore oil and gas producing properties operated by ATP in the Gulf of Mexico. Under this arrangement, we purchased the right to portions (ranging from 5.0% to 10.8%) of the monthly production proceeds from oil and gas properties known as the Gomez and Telemark properties. The terms of the ORRIs provide that they will terminate after we receive payments that equal our investment in the ORRIs plus a time-value factor that is calculated at a rate of 13.2% per annum. On August 17, 2012, ATP filed for protection under Chapter 11 of the U.S. Bankruptcy Code. For more information, please refer to “Item 3. Legal Proceedings” for further discussion of the ATP Litigation. As of December 31, 2013, our unrecovered investment was $29.0 million, and we had received aggregate production payments of $24.3 million subject to a disgorgement agreement. In addition, as of December 31, 2013, we had incurred legal and consulting fees totaling $3.2 million in connection with the enforcement of our rights under the ORRIs, $2.7 million of which has been added to the unrecovered investment balance under the terms of the ORRI agreements. Legal and consulting fees totaling $0.5 million and $0.6 million as of December 31, 2013 and December 31, 2012, respectively, are included in accounts receivable and other current assets on our consolidated balance sheets.

On April 1, 2013, GMX Resources, Inc., or GMX, and certain of its affiliates filed petitions for relief under Chapter 11 of the U.S. Bankruptcy Code. In connection with its bankruptcy filing, GMX received a credit bid from certain senior first-lien creditors to acquire substantially all of GMX’s operating assets and undeveloped acreage. On August 28, 2013, GMX completed a public auction of its assets, with the credit bid prevailing. In October 2013, settlement motions were filed with the bankruptcy court that included the establishment of a $1.5 million Litigation Trust, of which we would ultimately receive a pro rata share, after deducting certain trustee costs. We estimate that this pro rata share would imply a payout of approximately 1.25% of our claim before deducting any trustee costs. The settlement motions are subject to the approval of the unsecured creditors and the bankruptcy court. We held $12.7 million face amount of GMX’s Senior

Secured Second-Priority Notes due 2018, or the GMX 2018 Notes, which are subordinate to the debt held by the senior creditors mentioned above. On January 14, 2014, we accepted a third party bid to purchase our GMX 2018 Notes for $70,000.

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

On February 6, 2013, we purchased $20.0 million of the $300 million 9.75% Senior Notes offering issued by Talos Production, LLC and Talos Production Finance Inc., collectively, Talos, to partially fund Talos’s acquisition of Energy Resource Technology GOM, Inc., the oil and gas subsidiary of Helix Energy Solutions Group, Inc. On February 15, 2013, we purchased an additional $5.0 million face value of the Talos Senior Notes in the secondary market. Talos is headquartered in Houston, Texas, and its parent company is a portfolio company of funds affiliated with Apollo Global Management, LLC and Riverstone Holdings LLC, which committed up to $600 million in equity to Talos’s parent company in February 2012. The Talos Senior Notes mature February 15, 2018, and were issued at 99.025 for an effective yield of 10.0% per annum. During the second and fourth quarters of 2013, we sold $2.0 million and $8.0 million face amount of Talos Senior Notes at 99.25 and 100.0, respectively.

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

From commencement of investment operations in November 2004 through December 31, 2013, we have invested $1.1 billion in 47 portfolio companies and received principal repayments, realizations and settlements of $883.4 million. The following table summarizes our investment activity for the years ended December 31, 2013, 2012 and 2011 (dollars in millions):

	2013	2012	2011
Investment portfolio, beginning of period	$219.9	$175.0	$242.6
New investments	92.5	98.8	51.4
Additional investments in existing clients	9.8	29.3	61.8
Principal repayments, realizations and settlements	(94.3)	(83.2)	(180.8)
Investment portfolio, end of period	$227.9	$219.9	$175.0
Number of portfolio clients at end of period	16	14	19

The table below shows our portfolio investments by type as of December 31, 2013 and 2012. We compute yields on investments using interest rates as of the balance sheet date and include amortization of original issue discount and market premium or discount, royalty interest income, net profits income and other similar investment income, weighted by their respective costs when averaged. We compute the yield on income from derivatives using estimated derivative income, net of expired options costs. These yields do not include income from any investments on non-accrual status but do include the cost basis of such investments in the denominator. Such weighted average yields are not necessarily indicative of expected total returns on a portfolio.

	December 31, 2013			December 31, 2012
	Weighted Average Yields	Percentage of Portfolio		Weighted Average Yields	Percentage of Portfolio
		Cost	Fair Value		Cost	Fair Value
Senior secured debt	12.6%	15.7%	16.8%	12.0%	29.2%	30.1%
Subordinated debt	11.1%	41.7%	40.5%	9.3%	26.0%	26.4%
Limited term royalties	13.8%	12.9%	13.7%	13.6%	16.8%	17.3%
Contingent earn-out	0.0%	0.0%	0.0%	0.0%	0.0%	0.1%
Commodity derivative instruments	0.0%	0.0%	0.0%	0.0%	0.1%	0.0%
Royalty interests	78.2%	0.1%	0.5%	0.0%	0.0%	0.0%
Redeemable preferred units	8.0%	22.6%	25.0%	8.0%	23.0%	24.0%
Equity securities
Membership and partnership units	0.0%	4.7%	2.8%	0.0%	0.2%	0.8%
Participating preferred stock	0.0%	1.9%	0.0%	0.0%	2.0%	0.0%
Common stock	0.0%	0.2%	0.3%	0.0%	2.6%	0.8%
Warrants	0.0%	0.2%	0.4%	0.0%	0.1%	0.5%
Total equity securities	0.0%	7.0%	3.5%	0.0%	4.9%	2.1%
Total portfolio investments	10.2%	100.0%	100.0%	10.0%	100.0%	100.0%

As of December 31, 2013 and 2012, the total fair value of our investment portfolio was $211.4 million and $213.6 million, respectively. Of those fair value totals, approximately $181.9 million, or 86%, as of December 31, 2013, and $185.7 million, or 87%, as of December 31, 2012 were measured using significant unobservable (i.e., Level 3) inputs.

Results of Operations

The following sections analyze our results of operations for the year ended December 31, 2013 compared to 2012 and for the year ended December 31, 2012 compared to 2011.

Investment Income

During 2013, our total investment income increased by $4.5 million, or 19%, to $27.9 million compared to $23.4 million during the same period in 2012. The increase in 2013 is primarily attributable to $2.5 million of “make whole” interest from the repayments of loans from Resaca and CDF and higher average portfolio balances during 2013.

During 2012, our total investment income was $23.4 million, decreasing $4.5 million, or 16%, compared to 2011. The decrease in 2012 is primarily attributable to the recognition, in the second quarter of 2011, of $4.5 million of previously unrecognized PIK interest income on Tranche B of a Term Loan issued to Alden Resources, LLC, or Alden, which was sold in July 2011.

Our portfolio balance, on a cost basis, increased from $172.6 million at December 31, 2011 to $217.8 million at December 31, 2012 and increased to $222.0 million at December 31, 2013. The $45.2 million increase in 2012 and the $4.2 million increase in 2013 are primarily a result of new investments in excess of net redemptions and settlements. The table below summarizes our non-accruing and non-income producing investments:

	December 31, 2013		December 31, 2012		December 31, 2011
(Dollars in thousands)	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
Non-accruing investments
BioEnergy Holding, LLC (non-accrual 3/31/11; realized 12/31/12)	$—	$—	$—	$—	$15,511	$—
Bionol Clearfield, LLC (non-accrual 3/31/11; realized 12/31/12)	—	—	—	—	4,950	—
Chroma Exploration & Production, Inc.	4,312	21	4,312	43	4,312	500
GMX Resources, Inc. second-priority notes (non-accrual 1/1/13)	9,452	70	N/A	N/A	N/A	N/A
Total non-accruing investments	13,764	91	4,312	43	24,773	500
Non-income producing investments
BioEnergy Holding, LLC units (realized 12/31/12)	—	—	—	—	1,297	—
BP Corporation NA, Inc. put options (expired 9/30/13)	—	—	245	9	417	417
Castex Energy Development Fund, LP units (sold 6/14/13)	—	—	0	910	—	—
Contour Highwall Holdings, LLC units	—	836	—	500	—	—
Crossroads Energy Development, LLC warrants	237	796	—	—	—	—
DeanLake Operator, LLC preferred units (sold 9/30/11)	—	—	—	—	—	150
Globe BG, LLC (contingent Alden Resources royalty earn-out)	—	—	—	240	—	3,270
GMX Resources, Inc. common stock (sold 3/01/13)	—	—	2,317	1,488	—	—
Huff Energy Holdings, Inc. warrants and overriding royalty (after pay-out)	84	84	—	—	10	—
Myriant Corporation common stock and warrants	468	670	468	880	468	770

	December 31, 2013		December 31, 2012		December 31, 2011
(Dollars in thousands)	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
NGP/OCI Investments, LLC Class A Units	$2,500	$1,775	$—	$—	$—	$—
Resaca Exploitation, Inc. common stock (liquidated 11/26/13)	—	—	3,235	210	3,235	1,197
Resaca Exploitation, Inc. warrants (relinquished 6/28/13)	—	—	250	10	250	266
Spirit Resources, LLC preferred units (acquired on 1/25/13)	8,000	3,356	—	—	—	—
Spirit Resources, LLC warrants (relinquished 1/25/13)	—	—	25	520	25	25
Tammany Oil & Gas, LLC warrants (sold 11/26/12)	—	—	—	—	5	1,000
Total non-income producing investments	11,289	7,517	6,540	4,767	5,707	7,095
Total non-accruing and non-income producing investments	$25,053	$7,608	$10,852	$4,810	$30,480	$7,595

Although LIBOR rates remained low in 2013, as in 2012, they had minimal effect on our targeted investment income because of LIBOR floors established for new clients and certain other existing clients beginning in 2008. Additionally, the continued downward pressure on U.S. Treasury Bill interest rates during 2013 and 2012 reduced interest from cash and cash equivalents.

At December 31, 2013, the weighted average yield on portfolio investments, exclusive of capital gains, was 10.2%, compared to 10.0% at December 31, 2012 and 11.6% at December 31, 2011. The improvement in yield in 2013 compared to 2012 is primarily the result of the addition of new investments in the portfolio during 2013. The decrease in weighted average yield in 2012 compared to 2011 is primarily a function of improved credit quality in the portfolio with lower risk, as evidenced by the new investments in Castex Energy 2005, LP, or Castex 2005, Midstates Petroleum Company, Inc., or Midstates, and EP Energy, and the restructured debt securities with HEH and Pallas Contour Mining, LLC. We compute yields on investments using interest rates as of the balance sheet date and include amortization of original issue discount, or OID, and market premium or discount, royalty interest income, net profits income and other similar investment income, weighted by their respective costs when averaged. We compute the yield on income from derivatives using estimated derivative income, net of expired options costs. These yields do not include income from any investments on non-accrual status, but do include the cost basis of such investments in the denominator. Such weighted average yields are not necessarily indicative of expected total returns on a portfolio.

Operating Expenses

The table below summarizes the components of our operating expenses (in thousands):

	For the year ended December 31,
	2013	2012	2011
Interest expense and bank fees	$3,195	$2,018	$1,473
Management and incentive fees	5,989	4,580	5,422
Professional fees, insurance expenses and other G&A	6,061	4,962	5,139
Total operating expenses	$15,245	$11,560	$12,034

For the year ended December 31, 2013, total operating expenses were $15.2 million, increasing $3.6 million, or 31%, compared to the year ended December 31, 2012. Operating expenses for 2012 of $11.6 million decreased 3% compared to the year ended December 31, 2011. Interest expense and fees on our credit facilities increased $1.2 million to $3.2 million in 2013 compared to $2.0 million in 2012 and $1.5 million in 2011, due to increased average borrowing levels supporting our larger investment portfolio.

Management and incentive fees for 2013 were $6.0 million, increasing $1.4 million compared to $4.6 million in 2012 primarily as a result of higher average total asset balances, which are the basis for the base management fee computation. In addition, 2013 management and incentive fees include investment income incentive fees of $0.4 million in 2013, as a result of our net investment income exceeding the quarterly hurdle rate of 2% in the second quarter of 2013. Management and incentive fees for 2012 were $4.6 million, decreasing $0.8 million in 2012 compared to 2011, primarily as a result of lower base management fees in 2012 and the incurrence of $0.3 million of investment income incentive fees in 2011. Professional fees, insurance expense and other general and administrative expenses increased 22% to $6.0 million compared to $5.0 million for 2012 and $5.1 million in 2011. The increase in 2013 is largely attributable to higher legal and professional fees, including $0.6 million, or $0.03 per share, of costs related to our process of evaluating strategic alternatives to enhance stockholder value.

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

Net Investment Income

For the year ended December 31, 2013, net investment income was $12.6 million, or $0.61 per common share, compared to $11.8 million, or $0.55 per share, for 2012. The 7%, or $0.8 million, increase in 2013 is primarily attributable to $2.5 million of “make whole” interest associated with the repayments of loans from Resaca and CDF and higher average portfolio balances during 2013, offset by higher interest expenses and fees on our credit facilities, management and incentive fees and general and administrative expenses, as described above.

For the year ended December 31, 2012, net investment income was $11.8 million, or $0.55 per share, compared to $15.8 million, or $0.73 per share, for 2011. The $4.0 million, or 26%, decrease was primarily attributable to the recognition, in the second quarter of 2011, of $4.5 million of previously unrecognized PIK interest income on Tranche B of a Term Loan issued to Alden, which was sold in July 2011.

Net Realized Losses

For the year ended December 31, 2013, we recognized net realized capital losses of $2.3 million resulting from a $3.3 million loss on the disposition of our warrants and common stock of Resaca, a $1.6 million loss from the sale of our shares of GMX common stock and a $0.5 million loss resulting from adjustments to the amounts recorded on our 2011 sales of our investments in Alden and DeanLake Operator, LLC, or DeanLake, partially offset by a $1.8 million gain from the sale of our Class B LP units of CDF and a $1.3 million gain from the sale of $10.0 million face amount of EP Energy Senior Unsecured Notes.

For the year ended December 31, 2012, net realized capital losses were $17.8 million, resulting primarily from realized losses on the write-off of our investments in Bionol Clearfield, LLC, or Bionol, and BioEnergy Holding, LLC, or BioEnergy, totaling $22.2 million after tax, partially offset by realized gains of $2.8 million on the sale of our Tammany Oil & Gas, LLC, or Tammany, overriding royalty interest and warrants, a net gain of $1.3 million on the sale of $15.0 million face amount of EP Energy Senior Unsecured Notes and net gains on remaining sales and settlements of $0.3 million.

For the year ended December 31, 2011, net realized capital losses were $30.6 million, resulting primarily from the sale of our investments in Alden and Gatliff Services, LLC, or Gatliff, $3.9 million; DeanLake, $13.9 million; TierraMar Energy, LP, or TierraMar, $15.2 million; and Pioneer Natural Resources Co., or Pioneer, $1.1 million; partially offset by realized gains from the sales of the overriding royalty interest associated with Greenleaf Investments, LLC, or Greenleaf, $1.0 million; a portion of our investment in GMX, $0.5 million; and the after pay-out overriding royalty interest and 50% of our warrants in Tammany of $2.0 million.

Unrealized Appreciation or Depreciation on Investments

For the year ended December 31, 2013, net unrealized depreciation on portfolio investments was $6.4 million, or $0.31 per share, primarily due to decreases in the estimated fair value of our investments in

GMX 2018 Notes and common stock of $6.5 million and Spirit preferred units and overriding royalty interests of $4.1 million and the reversal of unrealized appreciation, due to realizations, on our investments in CDF of $1.3 million and on our investments in EP Energy of $1.3 million. These decreases were partially offset by increases in the fair value of Castex 2005 Preferred Units of $1.6 million, Crossroads warrants and overriding royalty interest of $1.5 million and the reversal of unrealized depreciation, due to realization, on our investment in Resaca common stock and warrants of $3.1 million and net increases in our remaining investments of $0.6 million.

For the year ended December 31, 2012, net unrealized appreciation was $23.4 million, primarily due to the reversal of prior year unrealized depreciation, due to realization, on our investments in BioEnergy and Bionol of $21.8 million, increases in the estimated fair value of our debt investments in HEH of $3.7 million and EP Energy of $1.3 million, and increases in the estimated fair value of our equity investments in CDF, and Castex 2005 of $2.0 million, partially offset by the reversal of prior period unrealized appreciation, due to realization, associated with our investments in Tammany overriding royalty interests and warrants of $1.9 million and a decrease in the estimated fair value of our investment in Globe BG, LLC, or Globe, royalty earn-out of $3.0 million. Net decreases in the estimated fair value of our remaining investments totaled $0.5 million in 2012.

For the year ended December 31, 2011, net unrealized depreciation was $5.1 million, primarily due to decreases in the estimated fair value of our investments in BioEnergy and Bionol of $21.5 million, Black Pool Energy Partners, LLC of $3.7 million, GMX of $3.4 million and the reversal, due to realizations, of prior period unrealized net appreciation associated with our investments in Alden of $4.4 million, partially offset by the reversal of prior period unrealized depreciation associated with our investments in DeanLake of $10.7 million and TierraMar of $15.7 million which were exited in 2011. Net increases in the estimated fair value of our remaining investments totaled $1.5 million in 2011.

Net Increase or Decrease in Net Assets Resulting from Operations

For the year ended December 31, 2013, we recorded a net increase in net assets resulting from operations of $3.9 million, or $0.19 per share, compared to a net increase in net assets resulting from operations of $17.4 million, or $0.81 per share, for the year ended December 31, 2012. The $13.5 million, or $0.62 per share, net decrease between the two periods was primarily attributable to the $14.3 million decrease in net realized and unrealized gains on our investments, partially offset by a $0.8 million increase in net investment income, both of which are described above.

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

Financial Condition, Liquidity and Capital Resources

During the year ended December 31, 2013, we generated cash from operations of $8.8 million, excluding net purchases of investments, compared to $8.0 million in 2012 and $8.7 million in 2011. The higher amounts of cash generated from operations in 2013 are primarily attributable to higher cash investment income in 2013 compared to 2012.

Our net cash provided by operating activities for the year ended December 31, 2013 was $4.8 million, compared to $96.5 million of net cash used in operating activities in 2012 and $53.7 million of net cash provided by operating activities in 2011. This increase in net cash provided by operations in 2013 was primarily due to lower net purchases of investments in portfolio securities and U.S. Treasury Bills in 2013. Purchases of portfolio securities totaled $98.7 million during 2013, compared to $125.2 million in 2012 and $106.6 million in 2011. Purchases in 2013 primarily included the Talos Senior Notes of $24.8 million, OCI Subordinated Notes and direct equity co-investment totaling $17.2 million, Nekoosa Second Lien Term Loan of $17.2 million, Shoreline Second Lien Term Loan of $13.6 million, KOVA Senior Subordinated Notes of $8.8 million, Crossroads Senior Secured Term Loan of $8.8 million and additional investments in existing portfolio companies totaling $8.3 million. Purchases in 2012 included the Castex 2005 Preferred Units of

$50.0 million, EP Energy Senior Notes of $25.0 million, an additional investment in ATP of $25.0 million, the Midstates Notes of $14.0 million, the STP Term Loan of $10.0 million and additional investments in existing portfolio companies totaling $1.2 million. Purchases in 2011 included a $10.0 million Term Loan to Resaca, investments in ATP of $40.0 million, the Spirit Term Loan of $12.0 million, the $27.0 million Term Loan to CDF, and other purchases totaling $17.6 million.

Proceeds from the redemption of investments increased $28.1 million in 2013 to $94.7 million, compared to $66.6 million in 2012 and $151.5 million in 2011. Redemptions in 2013 included CDF Senior Secured Term Loan and Class B LP units, $29.3 million; Resaca Senior Unsecured Term Loan and common stock, $13.9 million; EP Energy Senior Unsecured Notes, $11.3 million; Talos Senior Notes, $10.0 million; ATP, $10.8 million; STP Term Loan, $9.7 million; HEH, $8.1 million and other redemptions totaling $1.6 million. Redemptions in 2012 included ATP, $16.4 million; EP Energy, $16.3 million; Tammany, $13.0 million; Crestwood Holdings, LLC, $8.3 million and other redemptions totaling $12.6 million. Redemptions in 2011 included Resaca, $10.0 million; Pioneer, $10.4 million; Greenleaf, $9.6 million; ATP, $18.1 million; Tammany, $15.5 million; Alden, $55.6 million; Gatliff, $15.6 million and other redemptions totaling $16.7 million. During 2013, we also purchased and redeemed $184.0 million in U.S. Treasury Bills with borrowings under our Treasury Secured Revolving Credit Agreement, or the Treasury Facility, compared to $102.2 million in U.S. Treasury Bills purchased and $56.2 million redeemed during 2012.

At December 31, 2013, we had cash and cash equivalents totaling $29.3 million. At December 31, 2013, the amount outstanding under our $72.0 million Investment Facility was $53.0 million and an additional $19.0 million was available for borrowing. At December 31, 2013, the amount outstanding under our $45.0 million Treasury Facility was $45.0 million and there was no additional amount available for borrowing.

During the year ended December 31, 2013, we paid cash dividends totaling $13.3 million, or $0.64 per share, to our common stockholders compared to $12.7 million, or $0.59 per share during 2012 and $15.6 million, or $0.72 per share, during 2011. We currently intend to continue to distribute, in the form of quarterly dividends, a minimum of 90% of our annual investment company taxable income to our stockholders.

On October 31, 2011, our Board of Directors approved a stock repurchase plan, pursuant to which we may, from time to time, repurchase up to $10.0 million of our common stock in the open market at prices not to exceed net asset value during our open trading periods. Our Board of Directors authorized this plan, because it believes that general market trading activity may cause our common stock to be undervalued from time to time. The repurchase program does not obligate us to purchase any shares and may be discontinued at any time. During 2012, we repurchased an aggregate of 608,125 shares of our common stock in the open market at an average price of $6.89 per share, totaling $4.2 million, in accordance with the approved stock repurchase plan. During 2013, we repurchased an aggregate of 520,889 shares of our common stock in the open market at an average price of $6.49 per share, totaling $3.4 million. Under the terms of the stock repurchase plan, we have remaining authorization to repurchase up to an additional $2.4 million of common stock. Any future share repurchases will be made in accordance with applicable securities laws and regulations that set certain restrictions on the method, timing, price and volume of stock repurchases.

As of December 31, 2013, we had investments in or commitments to fund loan facilities to sixteen portfolio companies totaling $231.1 million, of which $227.9 million was drawn. We expect to fund our investments and our operations in 2014 from available cash, repayments or realizations of existing investments and from borrowings under our credit facilities. In the future, we may also fund a portion of our investments with issuances of equity or senior debt securities. We expect our primary use of funds to be investments in portfolio companies, cash distributions to holders of our common stock and payment of fees and other operating expenses.

Commodity Derivative Instruments

We use commodity derivative instruments from time to time to manage our exposure to commodity price fluctuations. We do not designate these instruments as hedging instruments for financial accounting purposes, and, as a result, we recognize the change in the instruments’ fair value currently on the Consolidated Statement of Operations as net increase (decrease) in unrealized appreciation (depreciation) on investments. In December 2011, in connection with our purchase of a limited term royalty interest from ATP, we purchased a series of oil put options, expiring in July 2012 through September 2013, to provide insurance against downside price movements.

All of our put options had expired as of September 30, 2013. See Note 11 of Notes to Consolidated Financial Statements included elsewhere herein for further description of our put options.

Credit Facilities and Borrowings

On May 23, 2013, we entered into a $72.0 million Investment Facility, which replaced our previous credit facility. The total amount outstanding under the Investment Facility and our previous facility was $53.0 million and $59.5 million as of December 31, 2013 and 2012, respectively. Substantially all of our assets except our investments in U.S. Treasury Bills are collateral for the obligations under the Investment Facility. The Investment Facility matures on May 23, 2016, and bears interest, at our option, at either (i) LIBOR plus 325 to 475 basis points, or (ii) the base rate plus 225 to 375 basis points, both based on our amounts outstanding. As of December 31, 2013, the weighted average interest rate on our outstanding balance of $53.0 million was 3.9%, and an additional $19.0 million was available for borrowing under the Investment Facility. We repaid $27.0 million of the balance during January and February 2014.

On March 31, 2011, we entered into the Treasury Facility, which can only be used to purchase U.S. Treasury Bills. Proceeds from the Treasury Facility facilitate the growth of our investment portfolio and provide flexibility in the sizing of our portfolio investments. On September 24, 2013, we entered into a fourth amendment to the Treasury Facility which extended the expiration date to September 24, 2014 and increased the applicable margins to either (i) LIBOR plus 150 basis points or (ii) the base rate plus 50 basis points. We have the right at any time to prepay the loans, in whole or in part, without premium or penalty. As of December 31, 2013, we had $45.0 million outstanding with no additional amount available for borrowing under the Treasury Facility, and the interest rate on our outstanding balance was 1.67% (LIBOR plus 150 basis points). We repaid the entire balance outstanding under the Treasury Facility in January 2014 with proceeds from the sale of U.S. Treasury Bills.

The Investment Facility and Treasury Facility contain affirmative and reporting covenants and certain financial ratio and restrictive covenants that apply to our subsidiaries and us. We complied with these covenants throughout 2013 and had no events of default under either facility. The most restrictive covenants are:

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

We may not achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage requirements for borrowings applicable to us as a BDC under the 1940 Act and due to provisions in our Investment Facility. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of our status as a RIC. We cannot assure stockholders that they will receive any distributions or distributions at any specific level.

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

As of January 6, 2014, the date of our most recent dividend payment, holders of 1,729,691 shares, or approximately 8.4% of the 20,499,188 outstanding shares, were participants in the DRIP. During 2013, we declared dividends totaling $0.64 per common share.

Portfolio Credit Quality

Most of our portfolio investments at December 31, 2013, are in negotiated, and often illiquid, securities of energy-related and middle market businesses. We maintain a system to evaluate the credit quality of these investments. While incorporating quantitative analysis, this system is a qualitative assessment. This system is intended to reflect the overall, long-term performance of a portfolio company’s business, the collateral coverage of an investment, and other relevant factors. Our rating scale ranges from 1 to 7, with 1 being the highest credit quality. As of December 31, 2013 and 2012, our average portfolio rating on a dollar-weighted fair market value basis was 3.7 and 4.1, respectively. Of the 26 rated investments in 16 portfolio companies as of December 31, 2013, compared to December 31, 2012, 3 improved in rating, 1 declined in rating, 9 retained the same rating and 13 rated investments were added during 2013. As of December 31, 2013, on a fair value basis, approximately 17% of our portfolio investments were in the form of senior secured debt securities. As of December 31, 2013, we had two investments on non-accrual status with an aggregate cost and fair value of $13.8 million and less than $0.1 million, respectively. Our portfolio investments at fair value were approximately 95% and 98% of the related cost basis as of December 31, 2013 and 2012, respectively.

For the year ended December 31, 2013, net unrealized depreciation on portfolio investments was $6.4 million, or $0.31 per share, primarily due to decreases in the estimated fair value of our investments in GMX 2018 Notes and common stock of $6.5 million and Spirit preferred units and overriding royalty interests of $4.1 million and the reversal of unrealized appreciation, due to realizations, on our investments in CDF of $1.3 million and on our investments in EP Energy of $1.3 million. These decreases were partially offset by increases in the fair value of Castex 2005 Preferred Units of $1.6 million, Crossroads warrants and overriding royalty interest of $1.5 million and the reversal of unrealized depreciation, due to realization, on our investment in Resaca common stock and warrants of $3.1 million and net increases in our remaining investments of $0.6 million.

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

We account for all of the investments in our portfolio at fair value, following the provisions of the Financial Accounting Standards Board Accounting Standards Codification Fair Value Measurements and Disclosures, or ASC 820. ASC 820 defines fair value, establishes a framework for measuring fair values, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances requirements for fair value measurements.

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

Contingent Earn-Out:  Our contingent earn-out investment resulted from the sale of our investment in Alden to Globe in July 2011. The amount of the payment, up to $6.8 million, is based on a formula involving the number of clean tons produced multiplied by the difference between the company’s cost of production in 2010 and the cost of production during the optimal consecutive 12-month period during the 3-year period ending July 2014. We based our valuation of the earn-out on a weighted average of the discounted value of the earn-out payment computed under twenty scenarios with various production and production cost assumptions. A significant increase (decrease) in production, a significant decrease (increase) in cost of production, or a significant decrease (increase) in the discount rate may result in a higher (lower) value of the earn-out.

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

Payment-in-Kind Interest and Dividends

We have investments in our portfolio that contain payment-in-kind, or PIK, provisions. We compute PIK interest income or PIK dividend income at the contractual rate specified in each investment agreement and add that amount to the principal balance of the investment. For investments with PIK interest income or PIK dividends, we calculate our income accruals on the principal balance plus any PIK amounts. If the portfolio company’s projected cash flows, further supported by total enterprise value, are not sufficient to cover the contractual principal and interest or dividend amounts, as applicable, we do not accrue interest income or dividend income on the investment. To maintain our RIC status, we must pay out this non-cash source of income to stockholders in the form of dividends, even though we have not yet collected the cash. We recorded net PIK interest income of $1.6 million, $2.6 million and $7.2 million in 2013, 2012 and 2011, respectively. We did not record any PIK dividend income in 2013, 2012 or 2011.

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

Contractual Obligations and Off-Balance Sheet Arrangements

The following table summarizes our contractual payment obligations at December 31, 2013 (in thousands):

Revolving credit facilities(1):	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Investment Facility	$53,000	$—	$53,000	$—	$—
Treasury Facility	45,000	45,000	—	—	—
Total	$98,000	$45,000	$53,000	$—	$—

(1)	Excludes accrued interest amounts.

We have certain unused commitments to extend credit to our portfolio companies. Generally, these commitments have fixed expiration dates, and we do not expect to fund the entire amounts before they expire. Therefore, these commitment amounts do not necessarily represent future cash requirements. In February 2010, we arranged for a letter of credit issued under the Investment Facility with respect to our investment in one of our portfolio companies. As of December 31, 2012, the letter of credit balance was $0.1 million and it expired on February 23, 2013. We do not report the unused portions of these commitments on our Consolidated Balance Sheets. The following table shows our unused credit commitments and letter of credit as of December 31, 2013 and 2012 (in thousands):

	As of December 31,
	2013	2012
Unused credit commitments	$3,267	$2,892
Letter of credit	—	137

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Our business activities contain elements of risk. We consider the principal market risks to be: credit risk, risks related to the energy industry, illiquidity of individual investments in our investment portfolio, leverage risk, risks related to fluctuations in interest rates and commodity price risk.

Credit risk is the principal market risk associated with our business. Credit risk originates from the fact that some of our portfolio companies may become unable or unwilling to fulfill their contractual payment obligations to us and may eventually default on those obligations. These contractual payment obligations arise under the debt securities and other investments that we hold. They include payment of interest, principal, dividends, royalties, fees and payments under guarantees and similar instruments. Our Manager endeavors to mitigate and manage credit risk through the analysis, structure and requirements of our investments. Prior to making an investment, our Manager evaluates it under a variety of scenarios to understand its sensitivity to changes in critical variables and assumptions and to assess its potential credit risk. The structures for our investments are designed to mitigate credit risk. For example, since the underlying assets of our portfolio companies’ debt investments are often security for some of our investments, our Manager may require that our portfolio companies enter into commodity price hedges on a portion of their production to minimize the sensitivity of their projected cash flows to declines in commodity prices; and, in many instances, there is capital junior to ours in the capital structure of our portfolio companies. Our investments generally require routine reporting, periodic appraisal of asset values, and covenant requirements designed to minimize and detect developing credit risk.

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

Another facet of utilizing borrowed money to make investments is that our net investment income is dependent upon the difference, or spread, between the rate at which we borrow funds and the interest rate or effective yield at which we invest those funds. For example, a hypothetical 1% increase in the interest rate under our Investment Facility, when fully drawn, would result in a $0.7 million increase in our interest expense. We generally mitigate the risk of asymmetric movements in the cost of borrowing versus investment return by following a practice of funding floating rate investments with equity capital or floating rate debt. As of December 31, 2013, excluding investments in U.S. Treasury Bills, approximately 70% of our portfolio investments at fair value in our portfolio were at fixed rates, while approximately 30% were at variable rates. In addition, we may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
NGP Capital Resources Company

We have audited the accompanying consolidated balance sheets of NGP Capital Resources Company, including the consolidated schedules of investments, as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in net assets, cash flows, and financial highlights for each of the two years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a), Schedule 12 – 14 Schedule of Investments In and Advances to Affiliates. These financial statements, financial highlights, and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements, financial highlights, and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and financial highlights. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of December 31, 2013 and 2012 by correspondence with the custodian and brokers or by other appropriate auditing procedures where replies from brokers were not received. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the consolidated financial position of NGP Capital Resources Company at December 31, 2013 and 2012, and the consolidated results of its operations, changes in net assets, and its cash flows for each of the two years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), NGP Capital Resources Company's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated March 7, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas
March 7, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
NGP Capital Resources Company

We have audited NGP Capital Resources Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). NGP Capital Resources Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, NGP Capital Resources Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NGP Capital Resources Company, including the consolidated schedules of investments, as of December 31, 2013 and 2012 and the related consolidated statements of operations, changes in net assets, cash flows, and financial highlights for each of the two years in the period ended December 31, 2013, and our report dated March 7, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas
March 7, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
NGP Capital Resources Company:

In our opinion, the consolidated statements of operations, of changes in net assets and of cash flows for the year ended December 31, 2011 present fairly, in all material respects, the results of operations and cash flows of NGP Capital Resources Company and its subsidiaries for the year ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Houston, Texas
March 9, 2012

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Amounts)

	December 31, 2013	December 31, 2012
Assets
Investments in portfolio securities at fair value
Control investments – majority owned (cost: $27,459 and $8,140, respectively)	$24,218	$8,608
Affiliate investments (cost: $17,510 and $16,280, respectively)	17,043	13,153
Non-affiliate investments (cost: $176,988 and $193,332, respectively)	170,110	191,853
Total portfolio investments	211,371	213,614
Investments in U.S. Treasury Bills at fair value (cost: $46,000 and $45,996, respectively)	46,000	45,996
Total investments	257,371	259,610
Cash and cash equivalents	29,298	47,655
Accounts receivable and other current assets	464	732
Interest receivable	2,397	1,876
Prepaid assets	3,093	2,449
Total current assets	35,252	52,712
Total assets	$292,623	$312,322
Liabilities and net assets
Current liabilities
Accounts payable and accrued expenses	$1,313	$1,372
Management and incentive fees payable	1,387	1,305
Dividends payable	3,280	3,363
Income taxes payable	91	515
Short-term debt	45,000	45,000
Total current liabilities	51,071	51,555
Deferred tax liabilities	—	1
Long-term debt	53,000	59,500
Total liabilities	104,071	111,056
Commitments and contingencies (Note 7)
Net assets
Common stock, $.001 par value, 250,000,000 shares authorized; 20,499,188 and 21,020,077 shares issued and outstanding	20	21
Paid-in capital in excess of par	247,759	251,088
Undistributed net investment income (loss)	(583)	(1,672)
Undistributed net realized capital gain (loss)	(51,176)	(47,148)
Net unrealized appreciation (depreciation) on investments	(7,468)	(1,023)
Total net assets	188,552	201,266
Total liabilities and net assets	$292,623	$312,322
Net asset value per share	$9.20	$9.57

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)

	For The Year Ended December 31,
	2013	2012	2011
Investment income
Interest income:
Control investments – majority owned	$2,012	$—	$8,605
Affiliate investments	5,094	1,728	1,325
Non-affiliate investments	16,702	18,638	15,587
Dividend income:
Non-affiliate investments	3,988	1,917	—
Royalty income, net of amortization:
Control investments – majority owned	48	—	1,195
Non-affiliate investments	43	523	1,031
Other income	25	563	160
Total investment income	27,912	23,369	27,903
Operating expenses
Interest expense and bank fees	3,195	2,018	1,473
Management and incentive fees	5,989	4,580	5,422
Professional fees, net of legal fees of $3,205, $0 and $0 related to the ATP bankruptcy (See Note 7)	1,949	1,098	1,065
Insurance expense	719	721	728
Other general and administrative expenses	3,393	3,143	3,346
Total operating expenses	15,245	11,560	12,034
Income tax provision (benefit), net	91	46	60
Net investment income	12,576	11,763	15,809
Net realized capital gain (loss) on investments
Control investments – majority owned	(464)	(143)	(32,978)
Affiliate investments	(3,336)	(21,758)	—
Non-affiliate investments	1,592	4,535	2,364
Benefit (provision) for taxes on realized gain (loss)	(53)	(461)	—
Total net realized capital gain (loss) on investments	(2,261)	(17,827)	(30,614)
Net unrealized appreciation (depreciation) on investments
Control investments – majority owned	(3,709)	350	18,680
Affiliate investments	2,661	20,604	(22,197)
Non-affiliate investments	(5,398)	2,452	(1,588)
Benefit (provision) for taxes on unrealized appreciation (depreciation) on investments	1	9	22
Total net unrealized appreciation (depreciation) on investments	(6,445)	23,415	(5,083)
Net increase (decrease) in net assets resulting from operations	$3,870	$17,351	$(19,888)
Net increase (decrease) in net assets resulting from operations per common share	$0.19	$0.81	$(0.92)
Dividends declared per common share	$0.64	$0.57	$0.72
Weighted average shares outstanding – basic and diluted	20,698	21,429	21,628

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
(In Thousands)

	Common Stock		Paid-in Capital in Excess of Par	Undistributed Net Investment Income (Loss)	Undistributed Net Realized Capital Gain (Loss)	Net Unrealized Appreciation (Depreciation) on Investments	Total Net Assets
	Shares	Amount
Balance at December 31, 2010	21,628	$22	$295,684	$(7,846)	$(32,779)	$(19,355)	$235,726
Net increase (decrease) in net assets resulting from operations	—	—	(40,198)	22,900	2,493	(5,083)	(19,888)
Dividends declared	—	—	—	(15,572)	—	—	(15,572)
Balance at December 31, 2011	21,628	22	255,486	(518)	(30,286)	(24,438)	200,266
Net increase (decrease) in net assets resulting from operations	—	—	(206)	11,004	(16,862)	23,415	17,351
Acquisition of common stock under repurchase plan	(608)	(1)	(4,192)	—	—	—	(4,193)
Dividends declared	—	—	—	(12,158)	—	—	(12,158)
Balance at December 31, 2012	21,020	21	251,088	(1,672)	(47,148)	(1,023)	201,266
Net increase (decrease) in net assets resulting from operations	—	—	51	14,292	(4,028)	(6,445)	3,870
Acquisition of common stock under repurchase plan	(521)	(1)	(3,380)	—	—	—	(3,381)
Dividends declared	—	—	—	(13,203)	—	—	(13,203)
Balance at December 31, 2013	20,499	$20	$247,759	$(583)	$(51,176)	$(7,468)	$188,552

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	For The Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$3,870	$17,351	$(19,888)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Payment-in-kind interest	(1,636)	(2,571)	(7,230)
Net amortization of premiums, discounts and fees	(757)	(1,362)	(2,437)
Net realized capital (gain) loss on investments	2,208	17,366	30,614
Net unrealized depreciation (appreciation) on investments	6,446	(23,406)	5,105
Net deferred income tax provision (benefit)	(1)	(9)	(8)
Effects of changes in operating assets and liabilities:
Accounts receivable and other current assets	268	710	1,654
Interest receivable	(521)	(1,084)	1,444
Prepaid assets	(644)	271	(983)
Payables and accrued expenses	(401)	780	460
Purchase of investments in portfolio securities	(98,690)	(125,204)	(106,558)
Proceeds from redemption of investments in portfolio securities	94,667	66,620	151,512
Purchase of investments in U.S. Treasury Bills	(183,999)	(102,198)	(30,601)
Proceeds from redemption of investments in U.S. Treasury Bills	184,000	56,202	30,601
Net cash provided by (used in) operating activities	4,810	(96,534)	53,685
Cash flows from financing activities
Borrowings under revolving credit facilities	409,500	201,313	160,000
Repayments on revolving credit facilities	(416,000)	(146,813)	(160,000)
Acquisition of common stock under repurchase plan	(3,381)	(4,193)	—
Dividends paid	(13,286)	(12,688)	(15,572)
Net cash provided by (used in) financing activities	(23,167)	37,619	(15,572)
Net increase (decrease) in cash and cash equivalents	(18,357)	(58,915)	38,113
Cash and cash equivalents, beginning of period	47,655	106,570	68,457
Cash and cash equivalents, end of period	$29,298	$47,655	$106,570
Supplemental Disclosures:
Cash paid for interest	$1,940	$795	$442
Cash paid for taxes, net of refunds	568	67	51

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2013
(In Thousands, Except Share Amounts and Percentages)

Portfolio Company	Industry Segment	Investment(1)	Principal	Cost	Fair Value(2)
PORTFOLIO INVESTMENTS
Control Investments – Majority Owned (50% or more owned)
Contour Highwall Holdings, LLC(8)	Coal Mining	Senior Secured Term Loan (12%, due 10/14/2015)	$10,344	$10,379	$10,344
		800 Membership Units representing 80% of the common equity(11)		—	836
Spirit Resources, LLC	Oil & Natural Gas Production and Development	Tranche A – Senior Secured Term Loan (The greater of 8% or LIBOR + 4%, due 4/28/2015)	5,500	5,406	5,500
		Tranche B – Senior Secured Term Loan (The greater of 15% PIK or LIBOR + 11%, due 10/28/2015)	3,664	3,664	3,664
		80,000 Preferred Units representing 100% of the outstanding equity		8,000	3,356
		3% Overriding Royalty Interest		10	518
Subtotal Control Investments – Majority Owned (50% or more owned)				$27,459	$24,218
Affiliate Investments – (5% to 25% owned)
OCI Holdings, LLC	Home Health Services	Subordinated Note (The greater of 11% or LIBOR + 10% cash plus 2% PIK, due 8/15/2018)	$15,268	$15,010	$15,268
		NGP/OCI Investments, LLC Class A Units representing 24.07% ownership of OCI Holdings, LLC		2,500	1,775
Subtotal Affiliate Investments – (5% to 25% owned)				$17,510	$17,043
Non-affiliate Investments – (Less than 5% owned)
ATP Oil & Gas Corporation	Oil & Natural Gas Production and Development	Limited Term Royalty Interest (Notional rate of 13.2%)(5)		$28,704	$28,966
Castex Energy 2005, LP	Oil & Natural Gas Production and Development	Redeemable Preferred LP Units (current pay 8% cash, due 7/1/2016)(10)	$50,000	50,034	52,760
Chroma Exploration & Production, Inc.	Oil & Natural Gas Production and Development	13,051 Shares Series A Participating Convertible Preferred Stock(6)		2,222	—
		11,918 Shares Series AA Participating Convertible Preferred Stock(6)		2,090	21
		8.11 Shares Common Stock		—	—

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2013
(In Thousands, Except Share Amounts and Percentages)
(Continued)

Portfolio Company	Industry Segment	Investment(1)	Principal	Cost	Fair Value(2)
Non-affiliate Investments – (Less than 5% owned) — Continued
Crossroads Energy Development, LLC	Oil & Natural Gas Production and Development	Senior Secured Term Loan (The greater of 11.5% or LIBOR + 10.5%, due 5/24/2016)	$8,975	$8,463	$8,975
		2% Overriding Royalty Interest		166	546
		Warrants(12)		237	796
Globe BG, LLC	Coal Production	Contingent earn-out related to July 2011 sale of royalty interests in Alden Resources, LLC(9)		—	—
GMX Resources, Inc.	Oil & Natural Gas Production and Development	Senior Secured Second-Priority Notes (9%, due 3/2/2018)(6)(15)	12,661	9,452	70
Huff Energy Holdings, Inc.	Oil & Natural Gas Production and Development	Senior Secured Term Loan (The greater of 12.5% or LIBOR + 8.5%, due 11/20/2015)	7,000	6,916	7,000
		3% Overriding Royalty Interest(13)		42	42
		Warrants(14)		42	42
KOVA International, Inc.	Medical Supplies Manufacturing and Distribution	Senior Subordinated Notes (12.75%, due 8/15/2018)	9,000	8,841	9,000
Midstates Petroleum Company	Oil & Natural Gas Production and Development	Senior Unsecured Notes (10.75%, due 10/1/2020)(3)(5)	13,000	13,367	14,137
Myriant Corporation	Alternative Fuels and Specialty Chemicals	131,741 shares of common stock, representing 0.56% of the outstanding common shares		419	640
		Warrants(7)		49	30
Nekoosa Coated Products Holdings, Inc.	Coated Paper Products Manufacturing and Distribution	Second Lien Term Loan (13% cash plus 2% PIK, due 10/22/2018)	17,748	17,427	17,748
Shoreline Energy, LLC	Oil & Natural Gas Production and Development	Second Lien Term Loan (The greater of 10.25% or LIBOR plus 9%, or the greater of 10.25% or Prime plus 8%, due 3/27/2019)	14,000	13,594	14,000
Talos Production, LLC	Oil & Natural Gas Production and Development	Senior Unsecured Notes (9.75%, due 2/15/2018)(3)	15,000	14,923	15,337
Subtotal Non-affiliate Investments – (Less than 5% owned)				$176,988	$170,110
Subtotal Portfolio Investments (82.1% of total investments)				$221,957	$211,371
GOVERNMENT SECURITIES
U.S. Treasury Bills(4)			$46,000	$46,000	$46,000
Subtotal Government Securities (17.9% of total investments)				$46,000	$46,000
TOTAL INVESTMENTS				$267,957	$257,371

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2013
(Continued)

NOTES TO CONSOLIDATED SCHEDULE OF INVESTMENTS

(1)	All of our portfolio investments are collateral for obligations under our Investment Facility. Our investments in U.S. Treasury Bills are collateral for obligations under our Treasury Facility. See Note 3 of Notes to Consolidated Financial Statements. Percentages represent interest rates in effect at the end of the period and due dates represent the contractual maturity dates. Warrants, common stocks, units and earn-outs are non-income producing securities, unless otherwise stated.
(2)	Our Board of Directors determines, in good faith, the final estimates of fair value of our investments. Fair value estimates are determined using unobservable inputs (Level 3 hierarchy), unless otherwise stated.
(3)	Fair value estimate is determined using prices with observable market inputs (Level 2 hierarchy). See Note 10 of Notes to Consolidated Financial Statements.
(4)	Fair value is determined using prices for identical securities in active markets (Level 1 hierarchy). See Note 10 of Notes to Consolidated Financial Statements.
(5)	We have determined that this investment is not a “qualifying asset” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. We monitor the status of these assets on an ongoing basis.
(6)	Non-accrual status.
(7)	Myriant Corporation warrants expire on August 15, 2015 and provide us the right to purchase 32,680 shares of Myriant Corporation common stock at a purchase price of $10.00 per share.
(8)	Effective January 14, 2013, Pallas Contour Mining, LLC changed its name to Contour Highwall Holdings, LLC.
(9)	Contingent payment of up to $6.8 million is dependent upon Alden Resources, LLC’s ability to achieve certain sales volume and operating efficiency levels during the three year period ending July 2014.
(10)	Upon redemption, we will receive the outstanding face amount plus an option to elect to receive either: a) a cash payment resulting in a total 12% IRR (inclusive of the 8% cash distributions) or b) our pro rata share of 2% of the outstanding regular limited partner interests in Castex Energy 2005, LP (0.67% net to us).
(11)	The fair value of our Contour Highwall Holdings, LLC membership units also includes the value attributable to our ownership of 8,000 shares of Bundy Auger Mining, Inc. common stock.
(12)	Crossroads Energy Development, LLC, or Crossroads, warrants expire seven years after repayment of the Term Loan and entitle us to purchase 21,529 Class A Units, representing 18% ownership in Crossroads, for $0.01 per unit.
(13)	Huff Energy Holdings, Inc., or HEH, overriding royalty interests are after payout. HEH has the right to purchase the overriding royalty interests on, or before, the maturity date of the term loan for $50,000, provided that the Term Loan is repaid by the maturity date.
(14)	HEH warrants expire seven years after repayment of the Term Loan and entitle us to purchase 30% of the outstanding equity at $0.01 per share. HEH has the right to purchase these warrants on, or before, the maturity date of the term loan for $50,000, provided that the Term Loan is repaid by the maturity date.
(15)	On January 14, 2014, we sold all of our investment in GMX Resources, Inc. Senior Secured Second-Priority Notes for $70,000.

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2012
(In Thousands, Except Share Amounts and Percentages)

Portfolio Company	Industry Segment	Investment(1)	Principal	Cost	Fair Value(2)
PORTFOLIO INVESTMENTS
Control Investments – Majority Owned (50% or more owned)
Pallas Contour Mining, LLC	Coal Mining	Senior Secured Term Loan (12%, due 10/14/2015)	$8,108	$8,140	$8,108
		800 Membership Units representing 80% of the common equity		—	500
Rubicon Energy Partners, LLC(10)	Oil & Natural Gas Production and Development	4,000 LLC Units – 50% ownership of the assets		—	—
Subtotal Control Investments – Majority Owned (50% or more owned)				$8,140	$8,608
Affiliate Investments – (5% to 25% owned)
Resaca Exploitation, Inc.	Oil & Natural Gas Production and Development	Senior Unsecured Term Loan (9.5% cash, 12% PIK or 14% default, due 12/31/2014)(15)	$12,933	$12,795	$12,933
		Common Stock (1,360,972 shares) – representing 6.56% of the outstanding common stock(3)(8)		3,235	210
		Warrants(11)		250	10
Subtotal Affiliate Investments – (5% to 25% owned)				$16,280	$13,153
Non-affiliate Investments – (Less than 5% owned)
ATP Oil & Gas Corporation	Oil & Natural Gas Production and Development	Limited Term Royalty Interest (Notional rate of 13.2%)(5)		$36,614	$37,026
BP Corporation North America, Inc.	Oil & Natural Gas Production and Development	Put options to sell up to 83,048 Bbls of crude oil at a strike price of $65.00 per Bbl. 9 monthly contracts expiring through September 30, 2013(3)(5)		245	9
Castex Energy Development Fund, LP	Oil & Natural Gas Production and Development	Senior Secured Term Loan (The greater of 11.5% or LIBOR + 10.5%, due 12/31/2014)	$27,500	27,141	27,500
		Castex Class B Units – 5%(14)		0	910
Castex Energy 2005, LP	Oil & Natural Gas Production and Development	Redeemable Preferred LP Units (current pay 8% cash, due 7/1/2016)(16)	50,000	50,046	51,180
Chroma Exploration & Production, Inc.	Oil & Natural Gas Production and Development	12,301 Shares Series A Participating Convertible Preferred Stock(6)		2,222	—
		11,234 Shares Series AA Participating Convertible Preferred Stock(6)		2,090	43
		8.11 Shares Common Stock		—	—

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2012
(In Thousands, Except Share Amounts and Percentages)
(Continued)

Portfolio Company	Industry Segment	Investment(1)	Principal	Cost	Fair Value(2)
Non-affiliate Investments – (Less than 5% owned) – (continued)
EP Energy, LLC	Oil & Natural Gas Production and Development	Senior Unsecured Notes (9.375%, due 5/1/2020)(3)	$10,000	$10,000	$11,338
Globe BG, LLC	Coal Production	Contingent earn-out related to July 2011 sale of royalty interests in Alden Resources, LLC(13)		—	240
GMX Resources, Inc.	Oil & Natural Gas Production and Development	Senior Secured Second-Priority Notes (9%, due 3/2/2018)	12,661	9,452	7,407
		2,975,098 Shares Common Stock(4)		2,317	1,488
Huff Energy Holdings, Inc.	Oil & Natural Gas Production and Development	Senior Secured Term Loan (The greater of 11% or LIBOR +7%, due 4/15/2013)(9)	15,100	15,100	15,100
Midstates Petroleum Company	Oil & Natural Gas Production and Development	Senior Subordinated Notes (10.75%, due 10/1/2020)(3)(5)	14,000	14,435	14,875
Myriant Corporation	Alternative Fuels and Specialty Chemicals	131,741 shares of common stock, representing 0.56% of the outstanding common shares		419	770
		Warrants(7)		49	110
Southern Pacific Resources Corp.	Oil & Natural Gas Production and Development	Second Lien Term Loan (The greater of 10.5% or LIBOR + 8.5% or the greater of 10.5% or Prime + 7.5%, due 1/07/2016)(5)	9,740	9,850	9,837
Spirit Resources, LLC	Oil & Natural Gas Production and Development	Senior Secured Term Loan (The greater of 12% or LIBOR + 8%, due 4/27/2015)	13,500	13,327	13,500
		Warrants(12)		25	520
Subtotal Non-affiliate Investments – (Less than 5% owned)				$193,332	$191,853
Subtotal Portfolio Investments (82.3% of total investments)				$217,752	$213,614
GOVERNMENT SECURITIES
U.S. Treasury Bills(4)			$46,000	$45,996	$45,996
Subtotal Government Securities (17.7% of total investments)				$45,996	$45,996
TOTAL INVESTMENTS				$263,748	$259,610

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

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Note 1: Organization

These Consolidated Financial Statements present the financial position, results of operations and cash flows of NGP Capital Resources Company and its consolidated subsidiaries. The terms “we,” “us,” “our” and “NGPC” refer to NGP Capital Resources Company and its consolidated subsidiaries. We are a financial services company organized in July 2004 as a Maryland corporation to invest primarily in small and mid-size private energy companies. In 2012, we expanded our investment strategy to also include middle market companies not engaged in the energy industry. Our investment objective is to generate both current income and capital appreciation primarily through debt investments with certain equity components. We are a closed-end, non-diversified management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, or the 1940 Act. In addition, for federal income tax purposes we operate so as to be treated as a regulated investment company, or RIC, under the Internal Revenue Code of 1986, as amended, or the Code. We have several direct and indirect subsidiaries that are single member limited liability companies and wholly-owned limited partnerships established to hold certain portfolio investments or provide services to us in accordance with specific rules prescribed for a company operating as a RIC. We consolidate the financial results of our wholly-owned subsidiaries for financial reporting purposes, and we do not consolidate the financial results of our portfolio companies. Our external manager, NGP Investment Advisor, LP, or our Manager, conducts our operations pursuant to an investment advisory agreement (see Note 5). NGP Energy Capital Management, L.L.C., or NGP, and NGP Administration, LLC, or our Administrator, together own 100% of our Manager.

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

Prepaid Assets

Prepaid assets consist of premiums paid for directors’ and officers’ liability insurance and fidelity bonds with policy terms of one year, fees associated with the establishment of such policies or credit facilities

NGP CAPITAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Note 2: Accounting Policies  – (continued)

(See Note 3) and registration expenses related to our shelf registration statement filing. We amortize such premiums and fees monthly on a straight-line basis over the term of the policy or credit facility. We defer registration expenses and charge them as a reduction of capital upon the sale of shares.

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
December 31, 2013

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

NGP CAPITAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Note 2: Accounting Policies  – (continued)

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
December 31, 2013

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

Payment-in-Kind Interest and Dividends

We have investments in our portfolio that contain payment-in-kind, or PIK, provisions. We compute PIK interest income or PIK dividend income at the contractual rate specified in each investment agreement and add that amount to the principal balance of the investment. For those investments with PIK interest or PIK dividends, we calculate our income accruals on the principal balance plus any PIK amounts. If the portfolio company’s projected cash flows, further supported by total enterprise value, are not sufficient to cover the contractual principal and interest or dividend amounts, as applicable, we do not accrue interest income or dividend income on the investment. To maintain our RIC status, we must pay out this non-cash source of income to stockholders in the form of dividends, even though we have not yet collected the cash. We recorded net PIK interest income of $1.6 million, $2.6 million and $7.2 million in 2013, 2012 and 2011, respectively. We did not record any PIK dividend income in 2013, 2012 or 2011.

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
December 31, 2013

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

Fee Income Recognition

Fees primarily include financial advisory, transaction structuring, loan administration, commitment and prepayment fees. Financial advisory fees represent amounts received for providing advice and analysis to companies and we recognize these fees as earned when we perform such services, provided collection is probable. Transaction structuring fees represent amounts received for structuring, financing and executing transactions and are generally payable only if the transaction closes. We defer such fees and accrete them into interest income over the life of the loan using the effective interest method. Commitment fees represent amounts received for committed funding and are generally payable whether the transaction closes or not. We defer commitment fees on transactions that close within the commitment period and accrete these fees into interest income over the life of the loan using the effective interest method. We record commitment fees on transactions that do not close in the month the commitment period expires. We recognize prepayment and loan administration fees when we receive them. During the years ended December 31, 2013, 2012 and 2011 we recorded the following amounts of fee income (in thousands):

	2013	2012	2011
Commitment fees forfeited	$113	$326	$—
Prepayment and loan administration fees	254	265	160
Commitment fees and discounts accreted into income	761	1,391	1,399
Total fee income	$1,128	$1,982	$1,559

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

NGP CAPITAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Note 2: Accounting Policies  – (continued)

The following table summarizes our recent distribution history:

Declaration Date	Per Share Amount	Record Date	Payment Date
March 19, 2012	$0.12	April 2, 2012	April 9, 2012
June 12, 2012	0.13	June 29, 2012	July 9, 2012
September 11, 2012	0.16	September 28, 2012	October 8, 2012
December 11, 2012	0.16	December 28, 2012	January 7, 2013
March 18, 2013	0.16	March 29, 2013	April 8, 2013
June 10, 2013	0.16	June 28, 2013	July 8, 2013
September 10, 2013	0.16	September 30, 2013	October 7, 2013
December 3, 2013	0.16	December 27, 2013	January 6, 2014

We have established an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a dividend, our plan agent automatically reinvests a stockholder’s cash dividend in additional shares of our common stock unless the stockholder, or his or her broker, specifically “opts out” of the dividend reinvestment plan and elects to receive cash dividends. It is customary practice for many brokers to “opt out” of dividend reinvestment plans on behalf of their clients unless specifically instructed otherwise. The purpose of the plan is to provide stockholders with a method of investing cash dividends and distributions in additional shares at the current market price without charges for record-keeping, custodial and reporting services. Any stockholder of record may elect to partially participate in the plan, or begin or resume participation at any time, by providing the plan agent with written notice.

The plan agent of our dividend reinvestment plan purchases shares in the open market for credit to the accounts of plan participants unless the average of the closing sales prices for the shares for the five days immediately preceding the payment date exceeds 110% of the most recently reported net asset value per share.

The table below summarizes recent participation in our dividend reinvestment plan (in thousands, except percentages and price per share):

					Common Stock Dividends
Dividend	Participating Shares	Percentage of Outstanding Shares	Total Distribution	Cash Dividends	Purchased in Open Market	Price per Share
March 2012	1,666	7.7%	$2,595	$2,395	$200	$6.40
June 2012	1,441	6.7%	2,779	2,592	187	7.50
September 2012	1,488	7.0%	3,421	3,183	238	7.97
December 2012	1,465	6.9%	3,363	3,129	234	7.52
March 2013	1,115	5.3%	3,363	3,185	178	7.08
June 2013	1,098	5.2%	3,280	3,104	176	6.77
September 2013	922	4.5%	3,280	3,132	148	7.55
December 2013	1,730	8.4%	3,280	3,003	277	7.59

Income Taxes

We currently qualify as a RIC for federal income tax purposes, which generally allows us to avoid paying corporate income taxes on income or capital gains that we distribute to our stockholders. We have distributed and intend to distribute sufficient dividends to eliminate taxable income. We may also be subject to federal excise tax if we do not distribute an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our capital gain net income, computed for the one year period ended October 31st of that calendar year, and (3) 100% of any ordinary income or capital gain net income not

NGP CAPITAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Note 2: Accounting Policies  – (continued)

distributed in prior years. Dividends to stockholders are recorded on the ex-dividend date. We currently intend to make sufficient distributions each year to maintain our status as a RIC for federal income tax purposes and to avoid excise taxes.

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

Note 3: Credit Facilities and Borrowings

On May 23, 2013, we entered into a $72.0 million Third Amended and Restated Revolving Credit Agreement, or the Investment Facility, which replaced our previous investment credit facility. The total amounts outstanding under the Investment Facility and our previous facility were $53.0 million and $59.5 million as of December 31, 2013 and 2012, respectively. Substantially all of our assets except our investments in U.S. Treasury Bills are collateral for the obligations under the Investment Facility. The Investment Facility matures on May 23, 2016, and bears interest, at our option, at either (i) LIBOR plus 325 to 475 basis points, or (ii) the base rate plus 225 to 375 basis points, both based on our amounts outstanding. As of December 31, 2013, the weighted average interest rate on our outstanding balance of $53.0 million was 3.9%, and an additional $19.0 million was available for borrowing under the Investment Facility. We repaid $27.0 million of the balance during January and February 2014.

On March 31, 2011, we entered into a $30.0 million Treasury Secured Revolving Credit Agreement, or the Treasury Facility, which can only be used to purchase U.S. Treasury Bills. Proceeds from the Treasury Facility facilitate the growth of our investment portfolio and provide flexibility in the sizing of our portfolio investments. On September 24, 2013, we entered into a fourth amendment to the Treasury Facility which extended the expiration date to September 24, 2014 and increased the applicable margins to either (i) LIBOR plus 150 basis points or (ii) the base rate plus 50 basis points. We have the right at any time to prepay the loans, in whole or in part, without premium or penalty. As of December 31, 2013, we had $45.0 million outstanding with no additional amount available for borrowing under the Treasury Facility, and the interest rate on our outstanding balance was 1.7% (LIBOR plus 150 basis points). We repaid the entire balance outstanding under the Treasury Facility in January 2014 with proceeds from the sale of U.S. Treasury Bills.

The Investment and Treasury Facilities contain affirmative and reporting covenants and certain financial ratio and restrictive covenants that apply to our subsidiaries and us. We complied with these covenants throughout 2013 and had no events of default under either facility. The most restrictive covenants are:

•	maintaining a ratio of net asset value to consolidated total indebtedness (excluding net hedging liabilities) of not less than 2.25:1.0,
•	maintaining a ratio of net asset value to consolidated total indebtedness (including net hedging liabilities) of not less than 2.0:1.0,

NGP CAPITAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Note 3: Credit Facilities and Borrowings  – (continued)

•	maintaining a ratio of EBITDA (excluding revenue from cash collateral) to interest expense (excluding interest on loans under the Treasury Facility) of not less than 3.0:1.0, and
•	maintaining a ratio of collateral to the aggregate principal amount of loans under the Treasury Facility of not less than 1.02:1.0.

Our average amount of debt outstanding during 2013 was $56.8 million and the average interest rate was 3.4%. During the years ended December 31, 2013, 2012 and 2011, interest expense and bank fees included the following (in thousands):

	2013	2012	2011
Interest expense on borrowed amounts	$1,912	$821	$448
Commitment fees on unborrowed amounts	230	289	321
Amortization of deferred loan costs	1,053	908	704
Total interest expense and bank fees	$3,195	$2,018	$1,473

Note 4: Common Stock

On October 31, 2011, our Board of Directors approved a stock repurchase plan, pursuant to which we may, from time to time, repurchase up to $10.0 million of our common stock in the open market at prices not to exceed the net asset value of our shares during our open trading periods. During 2012 and 2013, we repurchased an aggregate of 1,129,014 shares of our common stock in the open market at an average price of $6.71 per share, totaling $7.6 million, in accordance with the approved stock repurchase plan. These repurchases were made at an approximate discount to net asset value of 30%, 26% and 28% in May and November 2012 and May 2013, respectively. Under the terms of the stock repurchase plan, we have remaining authorization to repurchase up to an additional $2.4 million of common stock. Any future share repurchases will be made in accordance with applicable securities laws and regulations that set certain restrictions on the method, timing, price and volume of stock repurchases.

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

Incentive Fee:  The incentive fee under the Investment Advisory Agreement consists of two parts. We calculate the first part of the incentive fee, the Investment Income Incentive Fee, as 20% of the excess, if any, of our net investment income for the quarter that exceeds a quarterly hurdle rate equal to 2% (8% annualized) of our net assets. We calculate and pay this Investment Income Incentive Fee quarterly in arrears. For the purpose of this fee calculation, net investment income means interest income, dividend income, royalty income and any other income (including any other fees, such as commitment, origination, syndication, structuring, diligence, managerial assistance, monitoring and consulting fees or other fees that we receive from portfolio companies) accrued during the fiscal quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement, and interest expense, but excluding the incentive fee). Accordingly, we may pay an incentive fee based partly on accrued interest, the collection of which is uncertain or deferred. Net investment income includes, in the case of investments with a

NGP CAPITAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Note 5: Investment Management  – (continued)

deferred interest feature (such as original issue discount, or OID, debt instruments with payment-in-kind interest and zero coupon securities), accrued income that we have not yet received in cash. Net investment income does not include any realized capital gains, realized capital losses, or unrealized capital appreciation or depreciation. For the years ended December 31, 2013, 2012 and 2011, we incurred Investment Income Incentive Fees totaling $0.4 million, $0 and $0.3 million, respectively.

We calculate the second part of the incentive fee, the Capital Gains Fee, as (1) 20% of (a) our net realized capital gains (realized capital gains less realized capital losses) on a cumulative basis from the closing date of our initial public offering to the end of such fiscal year, less (b) any unrealized capital depreciation at the end of such fiscal year, less (2) the aggregate amount of all Capital Gains Fees paid to our Manager in prior fiscal years. We determine and pay the Capital Gains Fee in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date). For accounting purposes only, in order to reflect the theoretical Capital Gains Fee that would be payable for a given period as if all unrealized capital gains were realized, we accrue a Capital Gains Fee as described above (in accordance with the terms of the Investment Advisory Agreement), plus 20% of unrealized capital gains on investments held at the end of such period. It should be noted that the portion of the accruals for the Capital Gains Fees attributable to unrealized capital gains will not necessarily be payable under the Investment Advisory Agreement, and may never be paid based on the computation of Capital Gains Fees in subsequent periods. As of December 31, 2013, we had cumulative net capital losses of $75.9 million and unrealized capital depreciation of $7.5 million. We have not incurred or paid any Capital Gains Fees since 2007.

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

NGP CAPITAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Note 5: Investment Management  – (continued)

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

We owed $296,000 and $299,000 to our Administrator as of December 31, 2013 and 2012, respectively, for expenses incurred on our behalf for the month of December of the respective year. We include these amounts in accounts payable and accrued expenses. Our Board of Directors originally approved the Administration Agreement on November 9, 2004. Our Board of Directors and a majority of our independent directors must approve the continuation of the Administration Agreement at least annually. On October 30, 2013, our Board of Directors, including all of the independent directors, approved an extension of the Administration Agreement through November 9, 2014.

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

Certain of our Taxable Subsidiaries have elected to be taxed as corporations for federal income tax purposes. The Taxable Subsidiaries hold certain of our portfolio investments, and are consolidated for financial reporting purposes but not for income tax reporting purposes. These Taxable Subsidiaries permit us to hold equity investments in portfolio companies that are organized as LLCs or other forms of pass-through entities and still satisfy the RIC tax requirement that at least 90% of our gross revenue for income tax purposes must consist of investment income. The IRS taxes the income of the LLCs or other pass-through entities owned by our Taxable Subsidiaries, and this tax is imposed on the subsidiary only and does not flow through to the RIC. The Taxable Subsidiaries may generate net income tax expense or benefit, which is reflected on our Consolidated Statements of Operations among the income categories to which they relate (namely, net investment income, realized gains (losses) on investments and unrealized gains (losses) on investments.

Tax years 2010 through 2013 with respect to the Company and our Taxable Subsidiaries are open to future IRS examination. Our Taxable Subsidiaries have federal net operating loss carryforwards of $27.2 million that expire in various years through 2033.

NGP CAPITAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Note 6: Federal Income Taxes  – (continued)

Deferred income tax expense (benefit) results from temporary differences in the recognition of income and expenses for financial reporting purposes and for income tax purposes. The significant components of the income tax effects of these temporary differences, representing deferred income tax assets and liabilities are as follows (in thousands):

	December 31,
	2013	2012
Deferred tax assets
Net operating loss carryforwards	$9,749	$9,769
Unrealized losses, net	765	—
AMT credit carryforward	630	578
Total gross deferred tax assets	11,144	10,347
Less valuation allowance	(9,925)	(8,843)
Net deferred tax assets	1,219	1,504
Deferred tax liabilities
Investment in partnerships – Federal	(1,219)	(661)
Unrealized gains, net	—	(844)
Total gross deferred tax liabilities	(1,219)	(1,505)
Net deferred tax assets (liablilities)	$—	$(1)

Federal and state income tax provisions (benefits) on net investment income, capital gains (losses) and unrealized appreciation (depreciation) on investments are as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Current:
U.S. federal – unrealized	$—	$—	$(14)
U.S. federal – capital (AMT)	53	461	—
State – net investment income	91	46	60
	$144	$507	$46
Deferred:
U.S. federal – unrealized	$(1)	$(9)	$(8)
	$(1)	$(9)	$(8)
Total:
U.S. federal – unrealized	$(1)	$(9)	$(22)
U.S. federal – capital (AMT)	53	461	—
State – net investment income	91	46	60
	$143	$498	$38

NGP CAPITAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Note 6: Federal Income Taxes  – (continued)

Actual income tax expense differs from income tax expense computed by applying the U.S. federal statutory corporate rate of 34% to net investment income before provision for income taxes. These differences and the differences between the statutory Federal tax rate and the effective income tax rate were as follows (in thousands, except percentages):

	Year Ended December 31,
	2013		2012		2011
Net income (loss) before taxes	$4,013		$17,849		$(19,850)
Provision (benefit) at the statutory rate	1,364	34%	6,069	34%	(6,749)	34%
Increase (decrease) in provision resulting from:
RIC loss (income) not subject to income taxes	(2,361)	(59)%	(5,237)	(29)%	3,305	(17)%
State income taxes, net of federal benefit	76	2%	46	0%	60	(0)%
Valuation allowance	1,064	27%	(380)	(2)%	3,343	(17)%
Other	—	0%	—	0%	79	(0)%
Total income tax provision (benefit), net	$143	4%	$498	3%	$38	(0)%
Effective tax rate	4%		3%		(0)%

Note 7: Commitments and Contingencies

As of December 31, 2013, we had investments in or commitments to fund investments to 16 portfolio companies totaling $231.1 million. Of this total, $227.9 million was outstanding and $3.2 million remained committed and available to fund. Generally, these commitments have fixed expiration dates, and we may not fund the entire $3.2 million of commitments before they expire. We do not report the unused portions of these commitments on our Consolidated Balance Sheets.

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
December 31, 2013

Note 7: Commitments and Contingencies  – (continued)

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

ATP Litigation.  On August 17, 2012, ATP Oil & Gas Corporation, or ATP, filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Texas. We own limited term overriding royalty interests, or ORRIs, in certain offshore oil and gas producing properties operated by ATP (generally, the Gomez and Telemark properties). On August 23, 2012, on a motion filed by ATP (Bankr. Dkt. No. 15), the bankruptcy judge presiding over ATP’s case signed an order (Bankr. Dkt. No. 191) allowing ATP to pay amounts received after August 17, 2012 to those parties it believes are entitled to receive them, including the ORRI holders, provided that the owners of the ORRIs execute a disgorgement agreement providing for the repayment to ATP of any amounts that the bankruptcy court later finds to have been inappropriately paid. We executed the disgorgement agreement and began receiving monthly distributions in September 2012 from ATP of our share of production proceeds received by ATP after August 17, 2012. As of December 31, 2013, our unrecovered investment was $29.0 million, and we had received aggregate production payments of $24.3 million subject to the disgorgement agreement. In addition, as of December 31, 2013, we had incurred legal and consulting fees totaling $3.2 million in connection with the enforcement of our rights under the ORRIs, $2.7 million of which has been added to the unrecovered investment balance under the terms of the ORRI transaction documents. Legal and consulting fees totaling $0.5 million and $0.6 million as of December 31, 2013 and 2012, respectively, are included in accounts receivable and other current assets on our consolidated balance sheets.

On October 17, 2012, we filed a lawsuit against ATP styled: NGP Capital Resources Company v. ATP Oil & Gas Corporation, Adv. Proc. No. 12-03443, in the U.S. Bankruptcy Court for the Southern District of Texas, seeking a declaration that the ORRIs are our property and not property of ATP and that the conveyance and purchase and sale documents are not executory contracts that may be rejected in order to remove or recharacterize our interests in the properties. ATP filed an answer and counterclaim in which it (a) denies that the ORRIs are valid and enforceable, (b) seeks a declaration that (i) the ORRIs are a financing agreement and not a true sale and (ii) the ORRIs are executory contracts that are subject to rejection under 11 U.S.C. Sec. 365, and (c) seeks disgorgement from us of amounts paid to us since August 17, 2012, the date of filing of ATP’s Chapter 11 proceeding. The United States, on behalf of the Department of the Interior, intervened in the lawsuit, arguing that the underlying leases are unexpired leases of real property or executory contracts (and not real property conveyances) and are subject to rejection by ATP. Certain service companies claiming statutory liens or privileges have intervened in the lawsuit for the purposes of establishing that their liens and privileges are superior to our rights and asserting related claims for disgorgement of proceeds paid to us by ATP. The Bank of New York Mellon Trust Company, N.A., the secondary lien holder, has also intervened in the lawsuit, arguing (i) the ORRIs are a financing agreement and not a true sale, (ii) our claims are barred, waived, released and/or otherwise foreclosed by the express terms of the conveyance of the ORRIs, and (iii) either we have not met a condition precedent or we failed to perform or substantially perform our contractual obligations. The issues in the lawsuit have been bifurcated such that the issues of (i) whether the conveyances and transactions between us and ATP constituted outright transfers of ownership and (ii) whether the conveyances are executory contracts or leases that ATP may reject, will be tried first. This lawsuit is currently pending, and the initial trial date was abated along with certain other deadlines pending consideration of various motions. In that context, a Motion for Summary Judgment that we filed was denied, and we have filed a motion to appeal such denial on an interlocutory basis. A new scheduling order has not been entered. We intend to vigorously defend our position that the ORRIs constitute

NGP CAPITAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Note 7: Commitments and Contingencies  – (continued)

real property interests and are fully valid and enforceable pursuant to their terms, and we intend to vigorously defend our position that the service companies’ statutory liens and privileges do not attach to our ORRIs and/or are not superior to our rights.

On April 23, 2013, the Department of the Interior, on behalf of the Bureau of Safety and Environmental Enforcement, issued an order directing that the wells on the Gomez properties be shut in and that operations cease. Operations and production ceased on the Gomez properties on April 30, 2013. On June 13, 2013, the Court entered an order (Bankr. Dkt. No. 1999) approving ATP’s request (set forth in Bankr. Dkt. No. 1902) to reject and/or abandon and relinquish its interests in the Gomez properties and related agreements, or the Abandonment Order. Our cash flows attributable to the ORRIs have been reduced since we no longer receive payments attributable to the Gomez properties.

On May 7, 2013, ATP conducted an auction of its assets, and ATP selected a credit bid from Credit Suisse AG, as administrative and collateral agent to those lenders who are parties to that certain Senior Secured Super Priority Priming Debtor in Possession Credit Agreement dated August 29, 2012, or the DIP Lenders, based on a reduction in the amount of ATP’s outstanding indebtedness to Credit Suisse AG, or the Credit Bid, as the highest and best bid. The Credit Bid did not include an offer to purchase the Gomez properties but it included an offer to purchase the Telemark properties. On October 17, 2013, the Court entered its Final Order approving the sale (Bankr. Dkt. No. 2706). Under the Final Order, Bennu Oil & Gas, LLC, or Bennu, a newly formed company owned by the DIP Lenders, was authorized to purchase certain ATP assets, including the Telemark properties, as well as claims asserted by ATP in our pending lawsuit relating to the Telemark properties. Our ORRI continues to burden the Telemark properties subject to a resolution of the issues in our pending lawsuit against ATP. The sale to Bennu closed on November 1, 2013.

Note 8: Dividends and Distributions

We declared dividends for the year ended December 31, 2013 totaling $13.2 million, or $0.64 per share. For tax purposes, all of the distributions were paid from ordinary income and we classified all of our taxable dividends declared for the year ended December 31, 2013 as non-qualified dividends.

The following table summarizes the differences between financial statement net increase in net assets resulting from operations and taxable income available for distribution to stockholders for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Year Ended December 31,
	2013	2012	2011
Net increase (decrease) in net assets resulting from operations	$3,870	$17,351	$(19,888)
Adjustments:
Net change in unrealized (appreciation) depreciation, net of income tax (benefit) provision	6,445	(23,415)	5,083
Amortization of insurance premiums	708	713	719
Insurance premiums deducted in prior year	(708)	(708)	(713)
Net income from consolidating affiliate	(371)	(316)	(410)
Revenue from affiliates	260	140	300
Administrative fees of affiliate	145	181	487
Realized (gain)/loss of affiliate	(1,575)	1,317	35,264
Realized (gain)/loss of investment company offset by capital loss carryforwards	3,783	16,049	(4,650)
Net subsidiary interest expense	—	—	(13)

NGP CAPITAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Note 8: Dividends and Distributions  – (continued)

	Year Ended December 31,
	2013	2012	2011
Reclassification of capital loss on closed options	$245	$172	$—
Allowance for uncollectible interest and dividends	(400)	400	(2,029)
State taxes, tax penalty, interest and fees	46	1	1
Material debt modifications	—	—	(150)
Income tax (benefit)/provision	52	452	—
Other	2	3	13
Taxable income available for distribution to stockholders	12,502	12,340	14,014
Less:
Dividends declared	13,203	12,158	15,572
Dividends payable at prior year end	3,363	3,893	3,893
Dividends payable at current year end	(3,280)	(3,363)	(3,893)
Current year IRC Section 852(b)(7) dividend payable	2,579	1,973	3,893
Prior year IRC Section 852(b)(7) dividend payable	(3,363)	(2,321)	(896)
Current year deemed distributions	12,502	12,340	18,569
Under/(over) distribution of dividends	—	—	(4,555)
Taxable over distribution of dividends	—	—	4,555
Current year IRC Section 855 election	$—	$—	$—

As of December 31, 2013, the components of net assets (excluding paid in capital) on a tax basis consisted of a $0.6 million undistributed net investment loss and net unrealized depreciation on portfolio investments of $16.8 million. In the year ended December 31, 2013, we generated long term and short term capital loss carryforwards of $22.2 million and $0.5 million, respectively, which do not expire. We have a $22.3 million remaining capital loss carryforward balance generated in the year ended December 31, 2010, expiring in 2018, for a total remaining capital loss carryforward of $45.0 million at December 31, 2013. The temporary timing differences between book and tax amounts consist of amortization of insurance premiums and capital gains recognized for tax purposes. At December 31, 2013 the aggregate cost of total portfolio investments for federal income tax purposes was $274.1 million, resulting in gross unrealized appreciation of $8.9 million and gross unrealized depreciation of $25.6 million.

Note 9: Reclassifications

GAAP requires adjustments to certain components of net assets to reflect permanent differences between financial and tax reporting. These reclassifications have no effect on total net assets or net asset value per share. These reclassifications are primarily due to reclassification of the distribution of dividends paid, non-deductible meal expenses, income and expenses from wholly owned subsidiaries and tax basis adjustments for investments sold. The table below summarizes the reclassifications from undistributed net investment income (loss), undistributed net realized capital gain (loss), and paid-in capital in excess of par for the years ended December 31, 2013, 2012, and 2011 (in thousands).

NGP CAPITAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Note 9: Reclassifications  – (continued)

Year	Undistributed Net Investment Income (Loss)	Undistributed Net Realized Capital Gain (Loss)	Paid-in Capital in Excess of Par
2013	$1,716	$(1,767)	$51
2012	(759)	965	(206)
2011	7,091	33,107	(40,198)

Note 10: Fair Value

Investments consisted of the following as of December 31, 2013 and 2012:

	December 31, 2013				December 31, 2012
(Dollar amounts in thousands)	Cost	% of Total	Fair Value	% of Total	Cost	% of Total	Fair Value	% of Total
Portfolio investments
Senior secured debt	$34,828	13.0%	$35,483	13.8%	$63,708	24.2%	$64,208	24.7%
Subordinated debt	92,614	34.5%	85,560	33.2%	56,532	21.4%	56,390	21.8%
Limited term royalties	28,704	10.7%	28,966	11.4%	36,614	13.9%	37,026	14.3%
Contingent earn-out	—	0.0%	—	0.0%	—	0.0%	240	0.1%
Commodity derivative instruments	—	0.0%	—	0.0%	245	0.1%	9	0.0%
Royalty interests	218	0.1%	1,106	0.4%	—	0.0%	—	0.0%
Redeemable preferred units	50,034	18.7%	52,760	20.5%	50,046	19.0%	51,180	19.7%
Equity securities
Membership and partnership units	10,500	3.9%	5,967	2.3%	419	0.2%	1,680	0.6%
Participating preferred stock	4,312	1.6%	21	0.0%	4,312	1.6%	43	0.0%
Common stock	419	0.2%	640	0.2%	5,552	2.1%	1,698	0.7%
Warrants	328	0.1%	868	0.3%	324	0.1%	1,140	0.4%
Total equity securities	15,559	5.8%	7,496	2.8%	10,607	4.0%	4,561	1.7%
Total portfolio investments	221,957	82.8%	211,371	82.1%	217,752	82.6%	213,614	82.3%
Government securities
U.S. Treasury Bills	46,000	17.2%	46,000	17.9%	45,996	17.4%	45,996	17.7%
Total investments	$267,957	100.0%	$257,371	100.0%	$263,748	100.0%	$259,610	100.0%

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

NGP CAPITAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Note 10: Fair Value  – (continued)

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

Fair value accounting classifies financial assets and liabilities in their entirety based on the lowest level of input that is significant to the estimated fair value measurement. Our assessment of the significance of a particular input to the estimated fair value measurement requires judgment, and may affect the valuation of assets and liabilities and their placement within the fair value hierarchy levels. We did not have any liabilities measured at fair value at December 31, 2013 or 2012.

During the year ended December 31, 2013, as a result of a restructuring that occurred in January 2013, our investment in Spirit Resources, LLC changed from the category of Non-Affiliate Investments to Control Investments — Majority Owned. During 2013, we transferred our investment in Resaca Exploitation, Inc. common stock from Level 2 to Level 3 due to changes in the observability of significant inputs. During the year ended December 31, 2012, as a result of a restructuring that occurred in December 2012, our investment in Pallas Contour Mining, LLC changed from the category of Non-Affiliate Investments to Control Investments — Majority Owned.

The following tables set forth our financial assets by level within the fair value hierarchy that we accounted for at fair value as of December 31, 2013 and 2012.

	Fair Value Measurements as of December 31, 2013 (In Thousands)
	Total	Quoted Prices in Active Markets (Level 1)	Prices with Observable Market Inputs (Level 2)	Unobservable Inputs (Level 3)
Portfolio investments
Control investments – majority owned
Senior secured debt	$19,508	$—	$—	$19,508
Royalty interests	518	—	—	518
Equity securities	4,192	—	—	4,192
Total control investments – majority owned	24,218	—	—	24,218
Affiliate investments
Subordinated debt	15,268	—	—	15,268
Equity securities	1,775	—	—	1,775
Total affiliate investments	17,043	—	—	17,043
Non-affiliate investments
Senior secured debt	15,975	—	—	15,975
Subordinated debt	70,292	—	29,474	40,818
Limited term royalties	28,966	—	—	28,966
Contingent earn-out	—	—	—	—

NGP CAPITAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Note 10: Fair Value  – (continued)

	Fair Value Measurements as of December 31, 2013 (In Thousands)
	Total	Quoted Prices in Active Markets (Level 1)	Prices with Observable Market Inputs (Level 2)	Unobservable Inputs (Level 3)
Redeemable preferred units	$52,760	$—	$—	$52,760
Royalty interests	588	—	—	588
Equity securities	1,529	—	—	1,529
Total non-affiliate investments	170,110	—	29,474	140,636
Total portfolio investments	211,371	—	29,474	181,897
Government securities
U.S. Treasury Bills	46,000	46,000	—	—
Total investments	$257,371	$46,000	$29,474	$181,897

	Fair Value Measurements as of December 31, 2012 (In Thousands)
	Total	Quoted Prices in Active Markets (Level 1)	Prices with Observable Market Inputs (Level 2)	Unobservable Inputs (Level 3)
Portfolio investments
Control investments – majority owned
Senior secured debt	$8,108	$—	$—	$8,108
Equity securities	500	—	—	500
Total control investments – majority owned	8,608	—	—	8,608
Affiliate investments
Subordinated debt	12,933	—	—	12,933
Equity securities	220	—	210	10
Total affiliate investments	13,153	—	210	12,943
Non-affiliate investments
Senior secured debt	56,100	—	—	56,100
Subordinated debt	43,457	—	26,213	17,244
Limited term royalties	37,026	—	—	37,026
Contingent earn-out	240	—	—	240
Commodity derivative instruments	9	—	9	—
Redeemable preferred units	51,180	—	—	51,180
Equity securities	3,841	1,488	—	2,353
Total non-affiliate investments	191,853	1,488	26,222	164,143
Total portfolio investments	213,614	1,488	26,432	185,694
Government securities
U.S. Treasury Bills	45,996	45,996	—	—
Total investments	$259,610	$47,484	$26,432	$185,694

NGP CAPITAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Note 10: Fair Value  – (continued)

The following table presents a rollforward of the changes in the estimated fair value during the years ended December 31, 2013 and 2012 for all investments for which we determine estimated fair value using unobservable (Level 3) factors (in thousands).

	Senior Secured Debt and Limited Term Royalties	Subordinated Debt and Redeemable Preferred Units	Net Profits Interests, Royalty Interests and Equity Securities	Contingent Earn-out	Total Investments
Fair value at December 31, 2011	$113,511	$11,265	$7,294	$3,270	$135,340
Total gains, (losses) and amortization:
Net realized gains (losses)	(20,461)	—	1,804	—	(18,657)
Net unrealized gains (losses)	24,263	(983)	202	(3,030)	20,452
Net amortization of premiums, discounts and fees	418	144	(43)	—	519
New investments, repayments and settlements, net:
New investments	25,750	69,355	—	—	95,105
Payment-in-kind	902	1,669	—	—	2,571
Repayments and settlements	(43,149)	(93)	(6,394)	—	(49,636)
Fair value at December 31, 2012	101,234	81,357	2,863	240	185,694
Total gains, (losses) and amortization:
Net realized gains (losses)	—	—	(1,586)	—	(1,586)
Net unrealized gains (losses)	6	(4,725)	(1,957)	(240)	(6,916)
Net amortization of premiums, discounts and fees	663	117	(9)	—	771
Transfers in (out) of Level 3	—	—	210	—	210
New investments, repayments and settlements, net:
New investments	16,604	54,256	2,980	—	73,840
Restructuring	(8,000)	—	8,000	—	—
Payment-in-kind	343	1,293	—	—	1,636
Repayments and settlements	(46,401)	(23,452)	(1,899)	—	(71,752)
Fair value at December 31, 2013	$64,449	$108,846	$8,602	$—	$181,897

Of the $6.9 million in net unrealized losses in 2013 presented in the table above, $8.3 million was attributable to assets we held at December 31, 2013. Of the $20.5 million in net unrealized gains in 2012 presented in the table above, $1.2 million was attributable to assets we held at December 31, 2012. We present net unrealized gains (losses) on our Consolidated Statements of Operations as “Net unrealized appreciation (depreciation) on investments.”

NGP CAPITAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Note 10: Fair Value  – (continued)

The following table summarizes the significant unobservable inputs in the fair value measurements of our Level 3 investments by category of investment and valuation technique as of December 31, 2013.

Type of Investment	Fair Value as of December 31, 2013 (in thousands)	Valuation Technique	Significant Unobservable Inputs	Range of Inputs	Weighted Average
Senior debt securities and limited term royalties	$64,449	Discounted cash flow	Discount rate	8.0% - 15.0%	12.4%
Subordinated debt securities and redeemable preferred units	42,016	Discounted cash flow	Discount rate	11.8% - 16.2%	13.8%
	66,760	Market comparables	Reserve multiples(1)	$9.00 - $15.00	$12.37
			Production multiples(2)	$24.00 - $48.00	$33.47
			EBITDA multiples	3.5x - 5.0x	4.1x
	70	Recent or pending transactions	N/A	N/A	N/A
	108,846
Royalty interests and equity securities	2,611	Market comparables	EBITDA multiples	4.0x - 6.0x	5.5x
			Discount for lack of marketability	20%	20%
	3,356	Discounted cash flow	Discount rate	20%	20%
			Reserve multiples(1)	$12.00	$12.00
			Discount for lack of marketability	20%	20%
	817	Market comparables	Reserve multiples(1)	$6.00 - $20.00	$17.30
			Production multiples(2)	$100.00 - $150.00	$125.00
	670	Option pricing model	Implied volatility	75% - 81%	75.3%
			Discount for lack of marketability	40%	40%
			Discount for potential dilution	30%	30%
	1,106	Market comparables	Cash flow multiples	6.0x - 8.0x	6.7x
			Discount rate	10% - 20%	14.4%
	42	Recent or pending transactions	N/A	N/A	N/A
	8,602
	$181,897

(1)	Based on recent comparable transactions involving similar assets, expressed as price per unit of equivalent barrel of oil in proved reserves.
(2)	Based on recent comparable transactions involving similar assets, expressed as price per daily production of equivalent barrels of oil in proved reserves.

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

NGP CAPITAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Note 11: Commodity Derivative Instruments  – (continued)

In 2011, we acquired a limited term royalty interest from ATP and on December 29, 2011, we purchased a series of oil put options, covering 141,376 barrels of oil at a strike price of $65 per barrel, expiring in July 2012 through September 2013, to provide insurance against downside price movements. These commodity derivative instruments fully expired in September 2013.

The components of gains (losses) on commodity derivative instruments are as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Unrealized gains (losses) on commodity derivatives	$236	$(236)	$—
Realized losses on commodity derivatives	(245)	(172)	—
Net losses on commodity derivative instruments	$(9)	$(408)	$—

Note 12: Financial Highlights

	Year Ended December 31,
Per Share Data(1)	2013	2012	2011	2010	2009
Net asset value, beginning of period	$9.57	$9.26	$10.90	$11.10	$12.15
Net investment income	0.61	0.55	0.73	0.53	0.45
Net realized and unrealized gain (loss) on investments(2)	(0.42)	0.26	(1.65)	(0.04)	(0.86)
Net increase (decrease) in net assets resulting from operations	0.19	0.81	(0.92)	0.49	(0.41)
Dividends declared	(0.64)	(0.57)	(0.72)	(0.69)	(0.64)
Other(3)	0.08	0.07	—	—	—
Net asset value, end of period	$9.20	$9.57	$9.26	$10.90	$11.10
Market value, beginning of period	$7.22	$7.19	$9.20	$8.13	$8.37
Market value, end of period	$7.47	$7.22	$7.19	$9.20	$8.13
Market value return(4)	12.9%	8.4%	(14.6)%	22.4%	6.3%
Net asset value return(4)	4.9%	11.5%	(7.1)%	6.2%	0.0%
Ratios and Supplemental Data
($ and shares in thousands)
Net assets, end of period	$188,552	$201,266	$200,266	$235,726	$240,175
Average net assets	$192,392	$202,519	$217,996	$237,951	$251,506
Common shares outstanding, end of period	20,499	21,020	21,628	21,628	21,628
Net investment income/average net assets	6.5%	5.8%	7.3%	4.8%	3.9%
Portfolio turnover rate	43.6%	47.3%	60.9%	31.5%	21.9%
Total operating expenses/average net assets(5)	7.9%	5.7%	5.5%	5.1%	5.8%
Net increase (decrease) in net assets resulting from operations/average net assets	2.0%	8.6%	(9.1)%	4.4%	(3.5)%
Expense Ratios (as a percentage of average net assets)
Interest expense and bank fees	1.7%	1.0%	0.7%	0.5%	1.1%
Management and incentive fees	3.1%	2.3%	2.5%	2.4%	2.6%
Other operating expenses(5)	3.1%	2.4%	2.3%	2.2%	2.1%
Total operating expenses(5)	7.9%	5.7%	5.5%	5.1%	5.8%

(1)	Per Share Data is based on weighted average number of common shares outstanding for the period.

NGP CAPITAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Note 12: Financial Highlights  – (continued)

(2)	May include a balancing amount necessary to reconcile the change in net asset value per share with other per share information presented. This amount may not agree with the aggregate gains and losses for the period because the difference in the net asset value at the beginning and end of the period may not equal the per share changes of the line items disclosed.
(3)	Represents the impact of common stock repurchases. See Note 4.
(4)	Return calculations assume reinvestment of dividends.
(5)	Net of legal fee reimbursements of $3.2 million in 2013. Excluding these legal fee reimbursements, other operating expense ratio and total operating expense ratios would have been 4.8% and 9.6%, respectively, for the year ended December 31, 2013.

Note 13: Selected Quarterly Financial Data (unaudited)

	Investment Income		Net Investment Income		Net Realized and Unrealized Gain (Loss) on Investments		Net Increase (Decrease) in Net Assets Resulting from Operations
Quarter Ended	Total	Per Share	Total	Per Share	Total	Per Share	Total	Per Share
	(In Thousands, Except Per Share Amounts)
March 31, 2012	$5,619	$0.26	$2,966	$0.14	$1,245	$0.05	$4,211	$0.19
June 30, 2012	5,311	0.25	2,642	0.12	(1,552)	(0.07)	1,090	0.05
September 30, 2012	6,326	0.30	3,402	0.16	8,832	0.41	12,234	0.57
December 31, 2012	6,113	0.28	2,754	0.13	(2,937)	(0.14)	(183)	(0.01)
March 31, 2013	5,803	0.28	2,319	0.11	(9,926)	(0.47)	(7,607)	(0.36)
June 30, 2013	9,613	0.46	5,464	0.26	(1,951)	(0.10)	3,513	0.16
September 30, 2013	5,966	0.29	2,633	0.13	2,418	0.12	5,051	0.25
December 31, 2013	6,530	0.32	2,160	0.11	753	0.03	2,913	0.14

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

In connection with the preparation of this Annual Report on Form 10-K, as of the end of the fiscal period covered by this Annual Report on Form 10-K (December 31, 2013), we performed an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K conducted by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in providing reasonable assurance (i) that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) that such information is accumulated and communicated to management in a manner that allows timely decisions regarding required disclosure.

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

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2013. In making its assessment of internal control over financial reporting, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commissions (COSO) in Internal Control — Integrated Framework. Based on the results of this evaluation, management has determined that, as of December 31, 2013, our internal control over financial reporting is effective based on the criteria in Internal Control — Integrated Framework issued by COSO.

Our independent registered public accounting firm that has audited our financial statements has also audited the effectiveness of our internal control over financial reporting as of December 31, 2013, as stated in their report included herein.

Changes in Internal Control Over Financial Reporting

No changes to our internal control over financial reporting occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act).

Item 9B. Other Information.

None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance.

We hereby incorporate by reference the information required by Item 10 of Form 10-K from the information appearing in our definitive Proxy Statement relating to our 2014 annual meeting of stockholders, which will be filed pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2013.

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

Item 11. Executive Compensation.

We hereby incorporate by reference the information required by Item 11 of Form 10-K from the information appearing in our definitive Proxy Statement relating to our 2014 annual meeting of stockholders, which will be filed pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2013.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We hereby incorporate by reference the information required by Item 12 of Form 10-K from the information appearing in our definitive Proxy Statement relating to our 2014 annual meeting of stockholders, which will be filed pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2013.

Item 13. Certain Relationships and Related Transactions.

We hereby incorporate by reference the information, if any, required by Item 13 of Form 10-K from the information, if any, appearing in our definitive Proxy Statement relating to our 2014 annual meeting of stockholders, which will be filed pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2013.

Item 14. Principal Accountant Fees and Services.

We hereby incorporate by reference the information required by Item 14 of Form 10-K from the information appearing in our definitive Proxy Statement relating to our 2014 annual meeting of stockholders, which will be filed pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2013.

PART IV.

Item 15. Exhibits, Financial Statement Schedules.

(a)	We are filing the following documents as a part of this Annual Report on Form 10-K:
(1)	Financial Statements

(2)	Financial Statement Schedules

Schedule 12 – 14 Investments in and Advances to Affiliates	98
(b)	Exhibits required to be filed by Item 601 of Regulation S-K

See “Index to Exhibits” following the signature page for a description of the exhibits filed as part of this Annual Report on Form 10-K.

Schedule 12 – 14

NGP CAPITAL RESOURCES COMPANY

SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES(1)
December 31, 2013
(In Thousands)

Portfolio Company	Investment(2)	Year Ended December 31, 2013 Amount of Interest or Royalties Credited to Income(5)	As of December 31, 2012 Fair Value	Gross Additions(3)	Gross Reductions(4)	As of December 31, 2013 Fair Value
Control Investments – Majority Owned
Contour Highwall Holdings, LLC	Term Loan	$1,192	$8,108	$2,236	$—	$10,344
	Membership Units	—	500	336	—	836
Spirit Resources, LLC	Tranche A Term Loan	475	—	5,500	—	5,500
	Tranche B Term Loan	345	—	3,664	—	3,664
	Preferred Units	—	—	8,000	(4,644)	3,356
	Overriding Royalty Interests	48	—	518	—	518
Subtotal Control Investments – Majority Owned		$2,060	$8,608	$20,254	$(4,644)	$24,218
Affiliate Investments
OCI Holdings, LLC	Subordinated Note	$1,792	$—	$15,268	$—	$15,268
	NGP/OCI Investments, LLC Units	—	—	2,500	(725)	1,775
Resaca Exploitation Inc.	Senior Unsecured Term Loan	3,302	12,933	778	(13,711)	—
	Warrants	—	10	—	(10)	—
	Common Stock	—	210	—	(210)	—
Subtotal Affiliate Investments		$5,094	$13,153	$18,546	$(14,656)	$17,043
Total Control Investments and Affiliate Investments		$7,154	$21,761	$38,800	$(19,300)	$41,261

(1)	This schedule should be read in conjunction with our Consolidated Financial Statements for the year ended December 31, 2013.
(2)	Warrants, units and common stock are generally non-income producing and restricted. The principal amount for debt, number of shares of common stock or number, or percentage of, units is shown in the Consolidated Schedule of Investments as of December 31, 2013.
(3)	Gross additions include increases in investments resulting from new portfolio company investments, payment-in-kind interest or dividends, the amortization of discounts or fees, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category. Gross additions also include net increases in unrealized appreciation or net decreases in unrealized depreciation.
(4)	Gross reductions include decreases in the cost basis resulting from principal collections related to investment repayments, sales or write-offs, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category. Gross reductions also include increases in net unrealized depreciation or net decreases in unrealized appreciation.
(5)	Represents the total amount of interest, dividends or royalties, net of amortization, credited to income for the portion of the year an investment was included in our Control Investments — Majority Owned or Affiliate categories, respectively.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NGP CAPITAL RESOURCES COMPANY

By:	/s/ Stephen K. Gardner Stephen K. Gardner President and Chief Executive Officer

Date: March 7, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. This document may be executed by the signatories hereto on any number of counterparts, all of which constitute one and the same instrument.

Signature	Title	Date
/s/ STEPHEN K. GARDNER Stephen K. Gardner	President and Chief Executive Officer (Principal Executive Officer)	March 7, 2014
/s/ L. SCOTT BIAR L. Scott Biar	Chief Financial Officer, Secretary, Treasurer and Chief Compliance Officer (Principal Financial and Accounting Officer)	March 7, 2014
/s/ KENNETH A. HERSH Kenneth A. Hersh	Director and Chairman of the Board	March 7, 2014
/s/ DAVID R. ALBIN David R. Albin	Director	March 7, 2014
/s/ EDWARD W. BLESSING Edward W. Blessing	Director	March 7, 2014
/s/ LON C. KILE Lon C. Kile	Director	March 7, 2014
/s/ WILLIAM K. WHITE William K. White	Director	March 7, 2014

INDEX TO EXHIBITS

Exhibit No.	Exhibit
3.1	Articles of Incorporation (filed as Exhibit (a)(1) to the Company’s Registration Statement on Form N-2 filed on August 16, 2004 (Registration No. 333-118279) and incorporated herein by reference)
3.2	Articles of Amendment and Restatement (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference)
3.3	Amended and Restated Bylaws (filed as Exhibit 3.1 to our Current Report on Form 8-K filed on November 4, 2013 and incorporated herein by reference)
4.1	Form of Stock Certificate (filed as Exhibit (d) to the Company’s Pre-Effective Amendment No. 2 to Registration Statement on Form N-2 filed on October 7, 2004 (Registration No. 333-118279) and incorporated herein by reference)
4.2	Dividend Reinvestment Plan (filed as Exhibit (e) to the Company’s Registration Statement on Form N-2 filed on August 16, 2004 (Registration No. 333-118279) and incorporated herein by reference)
10.1	Investment Advisory Agreement between the Company and NGP Investment Advisor, LP (filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference)
10.2	Administration Agreement between the Company and NGP Administration, LLC (filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference)
10.3	Trademark License Agreement between the Company and NGP Energy Capital Management, L.L.C. (formerly known as Natural Gas Partners, L.L.C.) (filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference)
10.4	Form of Indemnity Agreement (filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference)
10.5	Custody Agreement between Registrant and Wells Fargo Bank, N.A. (filed as Exhibit (j)(1) to the Company’s Registration Statement on Form N-2 filed October 15, 2007 (Registration No. 333-146715) and incorporated herein by reference)
10.6	Amendment No. 1 to Custody Agreement between Registrant and Wells Fargo Bank, N.A. (filed as Exhibit (j)(2) to the Company’s Pre-Effective Amendment No. 1 to Registration Statement on Form N-2 filed September 24, 2004 (Registration No. 333-118279) and as Exhibit 10.8 to the Company’s Annual Report on Form 10-K on March 13, 2008 and incorporated herein by reference)
10.7	Amendment No. 2 to Custody Agreement between Registrant and Wells Fargo Bank, N.A. (filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K on March 13, 2008 and incorporated herein by reference)
10.8	Amendment No. 3 to Custody Agreement dated as of February 28, 2011, between the Company and Wells Fargo Bank, N.A. (filed as Exhibit (j)(4) to our Amendment No. 1 Registration Statement on Form N-2 filed on April 28, 2011 (Registration No. 333-160923) and incorporated herein by reference)
10.9	Third Amended and Restated Revolving Credit Agreement effective as of May 23, 2013, between the Company, the lenders from time to time party thereto and SunTrust Bank and Comerica Bank (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on May 23, 2013 and incorporated herein by reference)

Exhibit No.	Exhibit
10.10	Treasury Secured Revolving Credit Agreement effective as of March 31, 2011, between the Company, the lenders from time to time party thereto and SunTrust Bank (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on April 6, 2011 and incorporated herein by reference)
10.11	Consent and First Amendment to Treasury Secured Revolving Credit Agreement effective as of March 30, 2012, between the Company, the lenders from time to time party thereto and SunTrust Bank (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q on May 10, 2012 and incorporated herein by reference)
10.13	Second Amendment to Treasury Secured Revolving Credit Agreement effective as of September 25, 2012, between the Company, the lenders from time to time party thereto and SunTrust Bank (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q on November 8, 2012 and incorporated herein by reference)
10.14	Third Amendment to Treasury Secured Revolving Credit Agreement effective as of May 23, 2013, between the Company, the lenders from time to time party thereto and Sun Trust Bank (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q on November 7, 2013 and incorporated herein by reference)
10.15	Fourth Amendment to Treasury Secured Revolving Credit Agreement effective as of September 24, 2013, between the Company, the lenders from time to time party thereto and Sun Trust Bank (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q on November 7, 2013 and incorporated herein by reference)
14.1	Code of Business Conduct and Ethics for members of the Board of Directors, Officers and Employees (filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference)
14.2	Amended and Restated Joint Code of Ethics by and between the Company and NGP Investment Advisor, LP, adopted December 3, 2009 (filed as Exhibit 14.3 to the Company’s Annual Report on Form 10-K on March 31, 2010 and incorporated herein by reference)
16.1	Letter from PricewaterhouseCoopers LLP to the Securities and Exchange Commission dated April 13, 2012 (filed as Exhibit 16.1 to the Company’s Current Report on Form 8-K on April 13, 2012 and incorporated herein by reference)
21.1*	Subsidiaries
31.1*	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Executive Officer
31.2*	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Financial Officer
32.1*	Section 1350 Certification by the Chief Executive Officer
32.2*	Section 1350 Certification by the Chief Financial Officer

*	Filed herewith.