Form 10-K/A
period 2013-12-31
NGP Capital Resources Co
filed 2014-04-29
CIK 1297704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No☒

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

As of April 28, 2014, there were 20,499,188 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain exhibits previously filed with the Securities and Exchange Commission are incorporated by reference into Part IV of this report.

NGP CAPITAL RESOURCES COMPANY

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Form 10-K/A”) amends the Annual Report on Form 10-K for the year ended December 31, 2013 originally filed on March 10, 2014 (the “Original Report”) by NGP Capital Resources Company (the “Company,” “we,” “our” or “us”). We are filing this Form 10-K/A to present the information required by Part III of the Form 10-K as we will not file a definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2013. Terms previously defined in the Original Report have the same meanings in this Form 10-K/A.

Also included in this Form 10-K/A are (i) the signature page, (ii) certifications required of the principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002 and (iii) Part IV of the Form 10-K, which has been included solely to allow for filing of the additional certifications. Because no financial statements are contained within this Form 10-K/A, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except as described above, no other changes have been made to the Original Report. Other than the information specifically amended and restated herein, this Form 10-K/A does not reflect events occurring after March 10, 2014, the date of the Original Report, or modify or update those disclosures that may have been affected by subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with our Original Report and our other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Report.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance.

The Board is divided into three classes, which we refer to as Class I, Class II and Class III directors. At each annual meeting of stockholders, a class of directors is elected for a term expiring at the annual meeting in the third year following the year of election. Each director holds office until his successor is elected and qualified.

Our restated articles of incorporation, or our charter, provides that we will have five directors, which number may be increased or decreased by the Board pursuant to our bylaws. There are currently five directors, including three independent directors.

All of our directors bring to our Board a wealth of executive leadership experience derived from their service as executives. They also all bring extensive board experience. Our directors are highly educated and have diverse backgrounds and talents and extensive track records of success in what we believe are highly relevant positions with reputable organizations. Certain individual qualifications and skills of our directors that contribute to the Board’s effectiveness as a whole are described below.

Current Board of Directors

Name, Address and Age	Position(s) Held with Company	Term of Office and Length of Time Served	Principal Occupation(s) During Past 5 Years	Other Directorships Held by Director or Nominee for Director Presently and During the Past Five Years (1)
Independent Directors
Edward W. Blessing 8235 Douglas Ave., Suite 1325 Dallas, Texas 75225 Age 77	Director	Term expires 2014; director since 2004	Mr. Blessing is the Managing Director and founder of Blessing Petroleum Group, LLC which advises and assists in the implementation of energy-related natural resource projects. Mr. Blessing has been involved with the firm since its formation in 1989. In addition, Mr. Blessing is a member of the San Diego State University Campanile Foundation. As a director of the Foundation, he serves on the Finance and Investment Committee and the Audit Committee. Mr. Blessing is a National Association of Corporate Directors (NACD) Board Leadership Fellow.	None

Lon C. Kile 808 Huntington Court Southlake, Texas 76092 Age 58	Director	Term expires 2015; director since 2008	Mr. Kile has been active in the energy industry for over thirty years. He retired as the Chief Financial Officer of Energy Transfer Company (now Energy Transfer Partners, L.P. and Energy Transfer Equity, L.P.) in 2004. Prior to Energy Transfer, he served as Director, President and Chief Operating Officer of Prize Energy Corp. from 1999 – 2002.	None

William K. White 112 Barranca Drive Santa Fe, New Mexico 87501 Age 72	Director	Term expires 2016; director since 2012	Mr. White has been active in the energy industry for over 30 years. He is a retired oil and gas executive. From May 2005 to September 2007, he served as an independent director and member of the audit and compensation committees of the board of directors of Teton Energy Corporation, a public company. From July 2008 through December 2008, Mr. White served as independent director, audit committee Chairman and member of the compensation committee of CRC-Evans International, Inc., an affiliate of a portfolio company of NGP Energy Capital Management, LLC. From September 1996 to November 2002, Mr. White was Vice President, Finance and Administration and Chief Financial Officer for Pure Resources, Inc., an NYSE-listed independent oil and gas producer.	Presently: Eagle Rock Energy Partners, L.P. and Resolute Energy Corporation

Interested Directors (2)
David R. Albin 100 N. Guadalupe Street, Suite 205 Santa Fe, NM 87501 Age 54	Director	Term expires 2015; director since 2004	Mr. Albin is a director of NGP Energy Capital Management, LLC and has been involved with the NGP funds since the inception of the initial fund in 1988.	Presently: RSP Permian Inc. During the past five years: Energy Transfer Partners, L.P. and Energy Transfer Equity, L.P.

Kenneth A. Hersh 5221 N. O'Connor Blvd., Suite 1100 Irving, TX 75039 Age 51	Director, Chairman of the Board	Term expires 2016; director since 2004	Mr. Hersh is the Co-Founder and Chief Executive Officer of NGP Energy Capital Management, LLC and a Managing Partner of the Natural Gas Partners Funds.	Presently: Memorial Production Partners, LP During the past five years: Eagle Rock Energy Partners, L.P., Energy Transfer Partners, L.P., Energy Transfer Equity, L.P., and Resolute Energy Corporation,

(1)	No director otherwise serves as a director of an investment company subject to the 1940 Act.
(2)	Director is an “interested director” (as defined in the 1940 Act). Mr. Albin and Mr. Hersh are deemed to be interested directors by reason of their affiliations with our manager, NGP Investment Advisor, LP.

Information About Our Executive Officers

Name, Address and Age	Position(s) Held with Company	Term of Office and Length of Time Served	Principal Occupation(s) During Past 5 Years
Stephen K. Gardner 909 Fannin, Suite 3800 Houston, Texas 77010 Age: 54	President and Chief Executive Officer	One year; President and CEO since 2011

Mr. Gardner has served as our President and Chief Executive Officer since February 2011. From December 2005 to June 2011, he served as our Chief Financial Officer and Treasurer. From September 2006 to June 2011, he served as our Corporate Secretary. From October 2005 to December 2005, he served as our Director of Finance. From September 2002 to May 2004, he was Chief Financial Officer of Dunhill Resources, Inc., a privately-held oil and natural gas production company. Prior to September 2002, Mr. Gardner served as president of a private construction firm and as Chief Financial Officer of Mesa, Inc., the predecessor to Pioneer Natural Resources.

L. Scott Biar 909 Fannin, Suite 3800 Houston, Texas 77010 Age: 51	Chief Financial Officer, Secretary, Treasurer and Chief Compliance Officer	One year; Officer since 2011	Mr. Biar has served as our Chief Financial Officer, Secretary, Treasurer and Chief Compliance Officer since June 2011. He previously served as Vice President and Controller of BJ Services Company from 2007 through 2010, and served in various senior financial roles at Stewart & Stevenson Services, Inc., including as Controller and Chief Accounting Officer from 2002 through 2006, as Chief Financial Officer, Treasurer and Controller in 2006, and in a transitional integration role from 2006 to 2007 after the sale of the company to Armor Holdings, Inc.

Section 16(a) Beneficial Ownership Reporting Compliance

Under the federal securities laws, our directors, executive (and certain other) officers and any persons holding more than ten percent of our common stock are required to report their ownership of our common stock and any changes in that ownership to us and the SEC. Specific due dates for these reports have been established by regulation, and we are required to report any failure to file by these dates in 2013. To our knowledge, based solely on a review of the copies of beneficial ownership reports furnished to us and written representations that no other reports were required, during the year ended December 31, 2013, all of our directors, officers and more than 10 percent beneficial owners complied with all applicable Section 16(a) filing requirements.

Meetings of the Board of Directors and Committees

The Board provides overall guidance and supervision with respect to our operations and performs the various responsibilities imposed on the directors of business development companies by the 1940 Act. Among other things, the Board supervises our management arrangements, the custodial arrangements with respect to portfolio securities, the selection of accountants, fidelity bonding and transactions with affiliates. All actions taken by the Board are taken by majority vote unless a higher percentage is required by law or unless the 1940 Act or our charter or bylaws require that the actions be approved by a majority of the directors who are not “interested persons” (as defined in the 1940 Act).

During 2013, the Board met 16 times. Each director attended at least 75% of all meetings held by the Board or the committees of the Board on which he served. We have adopted a policy about directors’ attendance at the annual meeting of stockholders, which states that we expect our directors to attend the annual meetings of our stockholders, although attendance is not mandatory. Three out of five of our directors attended the 2013 annual meeting of stockholders.

Board Leadership Structure.  We separate the roles of Chief Executive Officer and Chairman of the Board in recognition of the differences between the two roles. Our Chief Executive Officer is responsible for setting the strategic direction for the Company and the day to day leadership and performance of the Company, while the Chairman of the Board provides guidance to the Chief Executive Officer, sets the agenda for Board meetings and presides over meetings of the Board. Presently, Mr. Hersh serves as the Chairman of the Board. Mr. Hersh is an “interested person” as defined in Section 2(a)(19) of the 1940 Act because he is the Chief Executive Officer and Co-Founder of NGP Energy Capital Management, LLC, which is the sole limited partner of NGPIA. The Board does not currently have a lead independent director; however, it has determined that its leadership structure, in which 60% of the directors are independent directors and, as such, are not affiliated with NGPIA or NGPA, is appropriate in light of the services that NGPIA and NGPA provide to the Company and the potential conflicts of interest that could arise from these relationships.

Risk Oversight.  The Board has an active role, as a whole and also at the committee level, in overseeing management of the Company’s risks. The Board regularly reviews information regarding the Company’s credit, liquidity and operations, as well as the risks associated with each. The Compensation Committee is responsible for overseeing the management of risks relating to the Company’s investment advisory agreement. The Audit Committee oversees management of financial risks. The Nominating and Corporate Governance Committee manages risks associated with the independence of the Board of Directors and potential conflicts of interest. While each committee is responsible for evaluating certain risks and overseeing the management of such risks, the entire Board is regularly informed through committee reports about such risks.

Board Committees.  The Board has four standing committees: an Audit Committee, a Compensation Committee, a Nominating and Corporate Governance Committee and a Valuation Committee. The members of the Board of Directors and the committees of the Board on which they serve, are identified below.

Director	Audit Committee	Compensation Committee	Valuation Committee	Nominating and Corporate Governance Committee
David R. Albin
Edward W. Blessing	**	*		**
Kenneth A. Hersh			**
Lon C. Kile	*	**	*	*
William K. White	*	*		*

**	Indicates committee chairman.

There are no family relationships between any director, executive officer or nominee.

Audit Committee.  The charter of the Audit Committee sets forth the responsibilities of the Audit Committee, which include selecting or retaining each year an independent registered public accounting firm, which we refer to as the auditors, to audit our accounts and records; reviewing and discussing with management and the auditors our annual audited financial statements, including disclosures made in management’s discussion and analysis, and recommending to the Board of Directors whether the audited financial statements should be included in our annual report on Form 10-K; reviewing and discussing with management and the auditors our quarterly financial statements prior to the filings of our quarterly reports on Form 10-Q; pre-approving the auditors’ engagement to render audit and/or permissible non-audit services; and evaluating the qualifications, performance and independence of the auditors.

Each member of the Audit Committee is independent within the meaning of SEC regulations and the Nasdaq Global Select Market qualitative listing requirements and is able to read and understand fundamental financial statements, including the statement of net assets, statement of operations, statement of changes in net assets and statement of cash flows. No member of the Audit Committee has participated in the preparation of the financial statements at any time during the past three years. Mr. Blessing, the chair of the Committee, is qualified as an audit committee financial expert within the meaning of SEC regulations and the Board has determined that he has past experience in finance or accounting that results in his financial sophistication within the meaning of the Nasdaq Global Select Market qualitative listing requirements. The charter of the Audit Committee is available on our website (www.ngpcrc.com). Information contained on or connected to our website is not incorporated by reference into this Form 10-K/A and should not be considered a part of this Form 10-K/A or any other filing that we file with the SEC. The Audit Committee met six times during 2013.

Compensation Committee.  The function of the Compensation Committee is to review and approve the compensation of our investment advisor relative to performance pursuant to an investment advisory agreement dated November 9, 2004, and most recently extended on October 30, 2013 through November 9, 2014, or, if we cease to have a separate investment advisor and directly compensate our executive officers, the compensation of our Executive Officers relative to performance. All members of the Committee are independent within the meaning of SEC regulations and the Nasdaq Global Select Market qualitative listing requirements. The charter of the Compensation Committee is available on our website (www.ngpcrc.com). Information contained on or connected to our website is not incorporated by reference into this Form 10-K/A and should not be considered a part of this Form 10-K/A or any other filing that we file with the SEC. The Compensation Committee met three times during 2013.

Nominating and Corporate Governance Committee.  The Nominating and Corporate Governance Committee is responsible for developing and implementing policies and practices relating to corporate governance. The Committee selects individuals for nomination to the Board of Directors. In addition, the Committee develops and reviews background information on candidates for the Board and makes recommendations to the Board regarding such candidates. The Committee also prepares and supervises the Board’s annual review of director independence. The Committee also reviews and may make recommendations to the Board relating to those issues that pertain to the effectiveness of the Board in carrying out its responsibilities in governing us and overseeing our management. The charter of the Nominating and Corporate Governance Committee is available on our website (www.ngpcrc.com). Information contained on or connected to our website is not incorporated by reference into this Form 10-K/A and should not be considered a part of this Form 10-K/A or any other filing that we file with the SEC. The Nominating and Corporate Governance Committee met three times during 2013.

The Nominating and Corporate Governance Committee considers candidates for Board membership suggested by its members and other Board members, as well as management and stockholders. A stockholder who wishes to recommend a prospective nominee for the Board should notify our Secretary or any member of the Nominating and Corporate Governance Committee in writing in care of NGP Capital Resources Company, Attention: Corporate Secretary, 909 Fannin, Suite 3800, Houston, Texas 77010. To be considered by the Nominating and Corporate Governance Committee, stockholder nominations must be submitted before the fiscal year-end and must be accompanied by a description of the qualifications of the proposed candidate and a written statement from the proposed candidate that he or she is willing to be nominated and desires to serve if elected. The Committee will also consider whether to nominate any person nominated by a stockholder pursuant to the provisions of our bylaws relating to stockholder nominations. Nominees for director who are recommended by stockholders will be evaluated in the same manner as any other nominee for director.

Once the Nominating and Corporate Governance Committee has identified a prospective nominee, the Committee makes an initial determination as to whether to conduct a full evaluation of the candidate. This initial determination is based on whatever information is provided to the Committee with the recommendation of the prospective candidate, as well as the Committee’s own knowledge of the prospective candidate, which may be supplemented by inquiries to the person making the recommendation or others. The preliminary determination is based primarily on the need for additional Board members to fill vacancies or expand the size of the Board and the likelihood that the prospective nominee can satisfy the evaluation factors considered by the Committee. If the Committee determines, in consultation with the other Board members as appropriate, that additional consideration is warranted, it may gather additional information about the prospective nominee’s background and experience. The Chairman of the Committee and the Chairman of the Board will then interview a qualified candidate. A qualified candidate is then invited to meet the remaining members of the Committee and the other directors. The Committee then determines, based on the background information and information obtained in interviews, whether to recommend to the Board that a candidate be nominated to the Board.

The Committee believes a prospective nominee for director should, at a minimum, satisfy the following standards and qualifications and evaluates prospective nominees accordingly:

•	the prospective nominee’s ability to represent the interests of our stockholders;
•	the prospective nominee’s standards of integrity, commitment and independence of thought and judgment;

•	the prospective nominee’s ability to dedicate sufficient time, energy and attention to the diligent performance of his or her duties, including the prospective nominee’s service on other public company boards; and
•	the extent to which the prospective nominee contributes to the range of talent, skill and expertise appropriate for the Board.

The Committee also considers such other relevant factors as it deems appropriate, including the current composition of the Board, the balance of management and independent directors and the need for Audit Committee expertise. After completing this evaluation and interview, the Committee makes a recommendation to the full Board as to the persons who should be nominated by the Board, and the Board determines the nominees after considering the recommendation and report of the Committee.

All of the members of the Committee are independent within the meaning of SEC regulations and the Nasdaq Global Select Market qualitative listing requirements. No member of the Committee is an “interested person” as defined in the 1940 Act.

Valuation Committee.  The function of the Valuation Committee is to aid the Board in estimating the fair values of debt and equity securities that are not publicly traded or for which current market valuations are not readily available. The Committee met ten times during 2013.

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

Item 11. Executive Compensation.

Compensation Discussion and Analysis

Our executive officers do not receive any direct compensation from us. We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of NGPIA, our manager, and NGPA, our administrator, pursuant to the terms of our investment advisory agreement and our administration agreement, respectively. Each of our executive officers is an employee of NGPA. Our day-to-day investment operations are managed by our investment adviser. Most of the services necessary for the origination and administration of our investment portfolio are provided by investment professionals employed by NGPA. In addition, we reimburse NGPA for our allocable portion of expenses incurred by it in performing its obligations under the administration agreement, including our allocable portion of the cost of our officers and their respective staffs.

Under our investment advisory agreement, NGPIA earned approximately $6.0 million and $4.6 million in fees for the years ended December 31, 2013 and 2012, respectively. In addition, during 2013 and 2012, we reimbursed NGPA approximately $3.1 million and $2.9 million, respectively, in connection with our allocable portion of certain expenses under the administration agreement.

Potential Payments upon Termination or Change in Control

In September 2013, in conjunction with our board’s evaluation of strategic alternatives to enhance stockholder value, our administrator entered into retention agreements with all of its salaried employees. These retention agreements permit us to continue to operate in the normal course of business during our board’s evaluation of strategic alternatives and provide that upon a Change in Control (as defined below) of the Company, each of the salaried employees of our administrator will be entitled to certain compensatory benefits. Assuming that a Change in Control occurred on December 31, 2013, the dollar amounts of potential payments to each of our named executive officer would have been as follows: Mr. Gardner - $625,000; and Mr. Biar - $440,000. Consistent with the allocation under the administration agreement of expenses incurred in connection with our evaluation of strategic alternatives, at least 75% of any retention payments paid pursuant to these retention agreements shall be allocated to, and paid by, the Company, with the remaining portion, not to exceed 25%, to be paid by NGPIA. The amounts above are before taxes, which would reduce amounts ultimately due to our named executive officers. Any actual payments that may be made under the agreements described above depend on various factors, which may or may not exist at the time a Change in Control actually occurs and/or the named executive officer is actually terminated. Therefore, such amounts and disclosures should be considered “forward looking statements.”

For purposes of these retention agreements, “Change of Control” means (1) any consolidation, merger, or share exchange of the Company in which the Company is not the continuing or surviving corporation or pursuant to which shares of the Company’s common stock would be converted into cash, securities, or other property, other than a consolidation, merger, or share exchange in which the holders of the Company’s common stock immediately prior to such transaction have the same proportionate ownership of common stock of the surviving corporation immediately after such transaction; (2) any sale, lease, exchange, or other transfer (excluding transfer by way of pledge or hypothecation) in one transaction or a series of related transactions of all or substantially all of the assets of the Company; (3) the stockholders of the Company approve any plan or proposal for the liquidation or dissolution of the Company; (4) the cessation of control (by virtue of their not constituting a majority of directors) of the Company’s Board by the individuals (the "Continuing Directors") who were directors of the Company at the Effective Date or become directors after the effective date of the retention agreements and whose election or nomination for election by the Company’s stockholders was approved by a vote of at least two-thirds of the directors then in office who were directors at the effective date of the retention agreements or whose election or nomination for election was previously so approved; (5) the acquisition of beneficial ownership (within the meaning of Rule 13d-3 under the Act) of an aggregate of 50% or more of the voting power of the Company’s outstanding voting securities by any person or group (as such term is used in Rule 13d-5 under the Act) who beneficially owned less than 50% of the voting power of the Company’s outstanding voting securities on the effective date of the retention agreements; or (6) in a Title 11 bankruptcy proceeding, the appointment of a trustee or the conversion of a case involving the Company to a case under Chapter 7.

Compensation of Directors

The following table sets forth the compensation paid to our directors in 2013:

Name of Person, Position	Fees earned or paid in cash	Total
Independent directors
Edward W. Blessing	$90,000	$90,000
Lon C. Kile	$80,000	$80,000
William K. White	$75,000	$75,000
Interested directors(1)
David R. Albin	$0	$0
Kenneth A. Hersh	$0	$0

(1)	Interested directors do not receive any direct compensation from us.

Each director who is not an officer will receive an annual fee of $75,000 and reimbursement for all out-of-pocket expenses relating to attendance at meetings. In addition, the Chairman of the Audit Committee receives an annual fee of $10,000 in quarterly payments, and each chairman of any other committee receives an annual fee of $5,000 in quarterly payments. The independent directors do not receive any additional compensation from us or our portfolio companies for any additional services rendered. Each director who is not an officer is also provided an allowance of up to $10,000 to be used for professional training purposes. The directors who were not officers were paid an aggregate of $245,000 as compensation for the year ended December 31, 2013, representing the annual fees for the year served in 2013.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Board is currently comprised of Messrs. Kile (chair), Blessing and White. No member of the Compensation Committee is a former officer of the Company or was an officer or employee of the Company during the last fiscal year. None of our executive officers served on the Board of Directors or the Compensation Committee of any other entity for which any officers of such other entity served either on our Board of Directors or Compensation Committee.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based upon such review, the related discussions and such other matters deemed relevant and appropriate by the Compensation Committee, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K/A.

Respectfully submitted by the Compensation
Committee of the Board,

Lon C. Kile, Chairman

Edward W. Blessing

William K. White

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

To our knowledge, there have been no persons that owned 25% or more of the outstanding voting securities and no person would be deemed to control us, as such term is defined in the Investment Company Act of 1940, as amended, which we refer to as the 1940 Act.

Our directors are divided into two groups — interested directors and independent directors. Interested directors are “interested persons” of us, as defined in the 1940 Act.

The following table shows the amount of our common stock beneficially owned (unless otherwise indicated) as of April 28, 2014, by (1) any person known to us to be the beneficial owner of more than 5% of the outstanding shares of our common stock, (2) each of our directors and nominees for director, (3) our chief executive officer and certain other executive officers and (4) all directors and executive officers as a group. The number of shares beneficially owned by each entity, person, director or executive officer is determined under the rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power and also any shares that the individual has the right to acquire within 60 days of April 28, 2014, through the exercise of any stock option or other right. Unless otherwise indicated, each person has the sole investment and voting power, or shares such powers with his spouse, with respect to the shares set forth in the table. Unless known otherwise by us, the beneficial ownership information is based on the most recent Form 3, Form 4, Form 5, Schedule 13D or Schedule 13G, as applicable.

Unless otherwise noted below, the address of each person listed in the table below is 909 Fannin, Suite 3800, Houston, Texas 77010.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percent of Class (2)	Dollar Range of Equity Securities Beneficially Owned by Directors (3)(4)(5)(6)
Beneficial owners of more than 5%
None
Independent Directors
Lon C. Kile	11,299	*	$50,001 – $100,000
Edward W. Blessing	15,000	*	$100,001 – $500,000
William K. White	-	-	None
Interested Directors
Kenneth A. Hersh (7)	706,769	3.45%	Over $1,000,000
David R. Albin (8)	151,562	*	Over $1,000,000
Executive Officers
Stephen K. Gardner (9)	78,487	*	N/A
L. Scott Biar	41,833	*	N/A
Directors and Executive Officers as a group (7 persons)	1,004,950	4.90%	N/A

*	Indicates less than one percent.

(1)	Beneficial ownership has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934.

(2)	Based on a total of 20,499,188 shares of our common stock issued and outstanding on April 28, 2014.

(3)	Beneficial ownership has been determined in accordance with Rule 16a-1(a)(2) of the Securities Exchange Act of 1934.

(4)	Dollar ranges are as follows: None, $1 – $10,000, $10,001 – $50,000, $50,001 – $100,000, $100,001-$500,000, $500,001-$1,000,000; or Over $1,000,000.

(5)	The dollar range of the equity securities beneficially owned is calculated by multiplying $6.86, the closing price of the common stock as of April 28, 2014, as reported on the Nasdaq Global Select Market, by the number of shares.

(6)	Includes only shares of NGP Capital Resources Company. There are no other funds in the family of investment companies.

(7)	NGP Energy Capital Management, LLC, which is the sole limited partner of NGPIA, owns 100 shares of the Company. Mr. Hersh is an officer and manager of NGP Energy Capital Management, LLC, but he disclaims beneficial ownership of these shares.

(8)	NGP Energy Capital Management, LLC, which is the sole limited partner of NGPIA, owns 100 shares of the Company. Mr. Albin is an officer and manager of NGP Energy Capital Management, LLC, but he disclaims beneficial ownership of these shares.

(9)	Each of Mr. Gardner’s son and daughter hold an aggregate of 7,310 shares in their respective UGMA accounts. Mr. Gardner retains control over voting and investment decisions of these accounts but disclaims beneficial ownership of these shares.

For the period ended December 31, 2013, none of the independent directors or their immediate family members owned any shares of NGPIA or in any person directly or indirectly controlling, controlled by, or under common control with NGPIA. However, Mr. Albin and Mr. Hersh have indirect interests, through several entities, in NGPIA. The nature of both Mr. Albin’s and Mr. Hersh’s indirect interest in NGPIA is less than 25% of its total partnership interests, but the specific value varies from time to time.

Item 13. Certain Relationships and Related Transactions.

Investment Advisory and Administration Agreements

We are party to an investment advisory agreement with our manager, NGPIA, whose general partner is NGPA. Both of our executive officers, Messrs. Gardner and Biar, are officers of our manager. In addition, two of our directors, Messrs. Hersh and Albin, have direct and indirect ownership interests in our manager. The address of our manager is 909 Fannin, Suite 3800, Houston, Texas 77010.

Pursuant to the terms of the administration agreement, our administrator, NGPA, currently provides us with administrative services necessary to conduct our day-to-day operations. Both of our executive officers, Messrs. Gardner and Biar, are officers of our administrator. In addition, two of our directors, Messrs. Hersh and Albin, have direct and indirect ownership interests in our administrator. The address of our administrator is 909 Fannin, Suite 3800, Houston, Texas 77010.

License Agreement

We are party to a license agreement with NGP, pursuant to which NGP has granted us a non-exclusive, royalty-free license to use the “Natural Gas Partners” and “NGP” names. Affiliates of NGP own and control our administrator.

Indemnity Agreements

We have entered into indemnity agreements with certain officers and directors which provide, among other things, that we will indemnify such officer or director, under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines, liabilities, losses, penalties, excise taxes and amounts paid in settlement that he or she may be required to pay in actions or proceedings to which he or she is or may be made a party by reason of his or her position as a director or officer, and otherwise to the fullest extent permitted under Maryland law and our charter and bylaws. In addition, the investment advisory agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, our manager, its partners and our managers’ and its partners’ respective officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with it are entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising out of or otherwise based upon any of our manager’s duties or obligations under the investment advisory agreement or otherwise as our investment adviser.

Review, Approval or Ratification of Transactions with Related Persons

Our independent directors are required to review and approve any transactions with related persons (as such term is defined in Item 404 of Regulation S-K).

Item 14. Principal Accountant Fees and Services.

The following table represents aggregate fees billed to us for the fiscal years ended December 31, 2013 and 2012 by Ernst &Young LLP, or E&Y, our principal independent registered public accounting firm.

	Fiscal Year Ended December 31, 2013		Fiscal Year Ended December 31, 2012
Audit Fees	$599,500	(1)	$560,784	(1)
Audit-related Fees	22,271		22,892
Tax Fees	35,000		35,000
All Other Fees	-		-
Total Fees	$656,771		$618,676
(1)	Includes approximately $40,000 and $49,000 in audit fees related to our universal shelf registration statement on Form N-2 for the fiscal years ended December 31, 2013 and 2012, respectively.

Audit fees relate to fees and expenses billed by E&Y for the annual audit, including the audit of our annual financial statements, audit of management’s report on internal controls over financial reporting, review of our quarterly financial statements and review of registration statements filed with the SEC. Audit-related fees include fees billed for out-of-pocket expenses for audit-related services and for attest services that are not required by statute or regulation. Tax fees consist of fees billed for professional services for tax compliance, tax advice and tax planning. All other fees would relate to fees billed for products and services other than services described above.

All of the audit-related and tax compliance consultation services were pre-approved by the Audit Committee. The Audit Committee has considered whether the provision of non-audit services by E&Y to us, our manager and our administrator is compatible with maintaining E&Y’s independence in the conduct of its auditing functions.

There were no non-audit services billed by E&Y to our manager or our administrator. In addition, E&Y did not provide any non-audit services to any entity controlling, controlled by or under common control with our manager.

PART IV.

Item 15. Exhibits, Financial Statement Schedules.

The following information required under this item 15 (other than Exhibits 31.3 and 31.4) was filed with the SEC as part of the Original Report on March 10, 2014:

(a)

(1)	Financial Statements

Report of Independent Registered Public Accounting Firm dated March 7, 2014

Report of Independent Registered Public Accounting Firm on Controls dated March 7, 2014

Report of Independent Registered Public Accounting Firm dated March 9, 2012

Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012

Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011

Consolidated Statement of Changes in Net Assets for the years ended December 31, 2013, 2012 and 2011

Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011

Consolidated Schedules of Investments as of December 31, 2013 and 2012

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules

Schedule 12-14 Investments in and Advances to Affiliates

(b)	Exhibits required to be filed by Item 601 of Regulation S-K

See “Index to Exhibits” following the signature page for a description of the exhibits filed as part of the Original Report and this Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 29, 2014	NGP CAPITAL RESOURCES COMPANY
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

Signature	Title	Date
/s/ Stephen K. Gardner	President and Chief Executive Officer	April 29, 2014
Stephen K. Gardner	(Principal Executive Officer)

/s/ L. Scott Biar	Chief Financial Officer, Secretary, Treasurer and Chief Compliance Officer	April 29, 2014
L. Scott Biar	(Principal Financial and Accounting Officer)
/s/ Kenneth A. Hersh	Director and Chairman of the Board	April 29, 2014
Kenneth A. Hersh
/s/ David R. Albin	Director	April 29, 2014
David R. Albin

/s/ Edward W. Blessing	Director	April 29, 2014
Edward W. Blessing
/s/ Lon C. KilE	Director	April 29, 2014
Lon C. Kile
/s/ WILLIAM K. WHITE	Director	April 29, 2014
William K. White

INDEX TO EXHIBITS

Exhibit
No.	Exhibit
3.1	Articles of Incorporation (filed as Exhibit (a)(1) to the Company’s Registration Statement on Form N-2 filed on August 16, 2004 (Registration No. 333-118279) and incorporated herein by reference)
3.2	Articles of Amendment and Restatement (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference)
3.3	Second Amended and Restated Bylaws (filed as Exhibit 3.1 to our Current Report on Form 8-K filed on April 22, 2014 and incorporated herein by reference)
4.1	Form of Stock Certificate (filed as Exhibit (d) to the Company’s Pre-Effective Amendment No. 2 to Registration Statement on Form N-2 filed on October 7, 2004 (Registration No. 333-118279) and incorporated herein by reference)
4.2	Dividend Reinvestment Plan (filed as Exhibit (e) to the Company’s Registration Statement on Form N-2 filed on August 16, 2004 (Registration No. 333-118279) and incorporated herein by reference)
10.1	Investment Advisory Agreement between the Company and NGP Investment Advisor, LP (filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference)
10.2	Administration Agreement between the Company and NGP Administration, LLC (filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference)
10.3	Trademark License Agreement between the Company and NGP Energy Capital Management, L.L.C. (formerly known as Natural Gas Partners, L.L.C.) (filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference)
10.4	Form of Indemnity Agreement (filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference)
10.5	Custody Agreement between Registrant and Wells Fargo Bank, N.A. (filed as Exhibit (j)(1) to the Company’s Registration Statement on Form N-2 filed October 15, 2007 (Registration No. 333-146715) and incorporated herein by reference)
10.6	Amendment No. 1 to Custody Agreement between Registrant and Wells Fargo Bank, N.A. (filed as Exhibit (j)(2) to the Company’s Pre-Effective Amendment No. 1 to Registration Statement on Form N-2 filed September 24, 2004 (Registration No. 333-118279) and as Exhibit 10.8 to the Company’s Annual Report on Form 10-K on March 13, 2008 and incorporated herein by reference)

Exhibit No.	Exhibit
10.7	Amendment No. 2 to Custody Agreement between Registrant and Wells Fargo Bank, N.A. (filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K on March 13, 2008 and incorporated herein by reference)
10.8	Amendment No. 3 to Custody Agreement dated as of February 28, 2011, between the Company and Wells Fargo Bank, N.A. (filed as Exhibit (j)(4) to our Amendment No. 1 Registration Statement on Form N-2 filed on April 28, 2011 (Registration No. 333-160923) and incorporated herein by reference)
10.9	Third Amended and Restated Revolving Credit Agreement effective as of May 23, 2013, between the Company, the lenders from time to time party thereto and SunTrust Bank and Comerica Bank (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on May 23, 2013 and incorporated herein by reference)
10.10	Treasury Secured Revolving Credit Agreement effective as of March 31, 2011, between the Company, the lenders from time to time party thereto and SunTrust Bank (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on April 6, 2011 and incorporated herein by reference)
10.11	Consent and First Amendment to Treasury Secured Revolving Credit Agreement effective as of March 30, 2012, between the Company, the lenders from time to time party thereto and SunTrust Bank (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q on May 10, 2012 and incorporated herein by reference)
10.13	Second Amendment to Treasury Secured Revolving Credit Agreement effective as of September 25, 2012, between the Company, the lenders from time to time party thereto and SunTrust Bank (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q on November 8, 2012 and incorporated herein by reference)
10.14	Third Amendment to Treasury Secured Revolving Credit Agreement effective as of May 23, 2013, between the Company, the lenders from time to time party thereto and Sun Trust Bank (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q on November 7, 2013 and incorporated herein by reference)
10.15	Fourth Amendment to Treasury Secured Revolving Credit Agreement effective as of September 24, 2013, between the Company, the lenders from time to time party thereto and Sun Trust Bank (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q on November 7, 2013 and incorporated herein by reference)
14.1	Code of Business Conduct and Ethics for members of the Board of Directors, Officers and Employees (filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference)
14.2	Amended and Restated Joint Code of Ethics by and between the Company and NGP Investment Advisor, LP, adopted December 3, 2009 (filed as Exhibit 14.3 to the Company’s Annual Report on Form 10-K on March 31, 2010 and incorporated herein by reference)
16.1	Letter from PricewaterhouseCoopers LLP to the Securities and Exchange Commission dated April 13, 2012 (filed as Exhibit 16.1 to the Company’s Current Report on Form 8-K on April 13, 2012 and incorporated herein by reference)
21.1*	Subsidiaries
31.1*	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Executive Officer
31.2*	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Financial Officer
31.3**	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Executive Officer
31.4**	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Financial Officer
32.1*	Section 1350 Certification by the Chief Executive Officer
32.2*	Section 1350 Certification by the Chief Financial Officer

* Indicates that the exhibit was previously filed with the Company’s Original Report on March 10, 2014.

** Filed herewith.

