Form 10-Q
period 2014-03-31
NGP Capital Resources Co
filed 2014-05-09
CIK 1297704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _______________

Commission file number: 814-00672

NGP Capital Resources Company

(Exact name of registrant as specified in its charter)

Maryland	20-1371499
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

909 Fannin, Suite 3800	77010
Houston, Texas	(Zip Code)
(Address of principal executive offices)

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

As of May 8, 2014, there were 20,499,188 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Amounts)

	March 31,	December 31,
	2014	2013
	(Unaudited)
Assets
Investments in portfolio securities at fair value
Control investments - majority owned
(cost: $28,267 and $27,459, respectively)	$21,597	$24,218
Affiliate investments
(cost: $17,597 and $17,510, respectively)	15,242	17,043
Non-affiliate investments
(cost: $166,762 and $176,988, respectively)	166,521	170,110
Total portfolio investments	203,360	211,371
Investments in U.S. Treasury Bills at fair value
(cost: $46,001 and $46,000, respectively)	46,001	46,000
Total investments	249,361	257,371
Cash and cash equivalents	33,138	29,298
Accounts receivable and other current assets	390	464
Interest receivable	2,350	2,397
Prepaid assets	2,672	3,093
Total current assets	38,550	35,252
Total assets	$287,911	$292,623

Liabilities and net assets
Current liabilities
Accounts payable and accrued expenses	$2,281	$1,313
Management and incentive fees payable	1,346	1,387
Dividends payable	3,280	3,280
Income taxes payable	111	91
Short-term debt	45,000	45,000
Total current liabilities	52,018	51,071
Long-term debt	57,000	53,000
Total liabilities	109,018	104,071
Commitments and contingencies (Note 6)
Net assets
Common stock, $.001 par value, 250,000,000 shares authorized; 20,499,188 shares issued and outstanding	20	20
Paid-in capital in excess of par	247,759	247,759
Undistributed net investment income (loss)	(1,949)	(583)
Undistributed net realized capital gain (loss)	(60,788)	(51,176)
Net unrealized appreciation (depreciation) on investments	(6,149)	(7,468)
Total net assets	178,893	188,552
Total liabilities and net assets	$287,911	$292,623
Net asset value per share	$8.73	$9.20

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

(Unaudited)

	For The Three Months Ended
	March 31,
	2014	2013
Investment income
Interest income:
Control investments - majority owned	$578	$401
Affiliate investments	518	720
Non-affiliate investments	3,669	3,633
Dividend income:
Non-affiliate investments	983	983
Royalty income, net of amortization:
Control investments - majority owned	21	-
Non-affiliate investments	25	-
Other income	64	66
Total investment income	5,858	5,803
Operating expenses
Interest expense and bank fees	613	815
Management and incentive fees	1,346	1,367
Professional fees, net of legal fees of $557 and $1,698 related to the ATP bankruptcy (See Note 6)	743	298
Insurance expense	179	179
Other general and administrative expenses	1,044	809
Total operating expenses	3,925	3,468
Income tax provision (benefit), net	19	16
Net investment income	1,914	2,319
Net realized capital gain (loss) on investments
Control investments - majority owned	(325)	-
Affiliate investments	95	-
Non-affiliate investments	(9,382)	(228)
Total net realized capital gain (loss) on investments	(9,612)	(228)
Net unrealized appreciation (depreciation) on investments
Control investments - majority owned	(3,428)	(1,843)
Affiliate investments	(1,888)	257
Non-affiliate investments	6,635	(8,113)
Benefit (provision) for taxes on unrealized appreciation (depreciation) on investments	-	1
Total net unrealized appreciation (depreciation) on investments	1,319	(9,698)

Net decrease in net assets resulting from operations	$(6,379)	$(7,607)

Net decrease in net assets resulting from operations per common share	$(0.31)	$(0.36)

Dividends declared per common share	$0.16	$0.16
Weighted average shares outstanding - basic and diluted	20,499	21,020

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

(In Thousands)

(Unaudited)

			Paid-in		Undistributed	Net Unrealized
			Capital	Undistributed	Net Realized	Appreciation
	Common Stock		in Excess	Net Investment	Capital	(Depreciation)	Total
	Shares	Amount	of Par	Income (Loss)	Gain (Loss)	on Investments	Net Assets
Balance at December 31, 2013	20,499	$20	$247,759	$(583)	$(51,176)	$(7,468)	$188,552
Net increase (decrease) in net assets resulting from operations	-	-	-	1,914	(9,612)	1,319	(6,379)
Dividends declared	-	-	-	(3,280)	-	-	(3,280)
Balance at March 31, 2014	20,499	$20	$247,759	$(1,949)	$(60,788)	$(6,149)	$178,893

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	For The Three Months Ended March 31,
	2014	2013
Cash flows from operating activities
Net decrease in net assets resulting from operations	$(6,379)	$(7,607)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash provided by (used in) operating activities:
Payment-in-kind interest	(310)	(529)
Net amortization of premiums, discounts and fees	(135)	4
Net realized capital (gain) loss on investments	9,612	228
Net unrealized depreciation (appreciation) on investments	(1,319)	9,699
Net deferred income tax provision (benefit)	-	(1)
Effects of changes in operating assets and liabilities:
Accounts receivable and other current assets	74	(1,056)
Interest receivable	47	(662)
Prepaid assets	421	349
Payables and accrued expenses	947	51
Purchase of investments in portfolio securities	(1,116)	(53,847)
Proceeds from redemption of investments in portfolio securities	1,279	26,888
Purchase of investments in U.S. Treasury Bills	(46,001)	(45,999)
Proceeds from redemption of investments in U.S. Treasury Bills	46,000	46,000
Net cash provided by (used in) operating activities	3,120	(26,482)
Cash flows from financing activities
Borrowings under revolving credit facilities	76,000	72,000
Repayments on revolving credit facilities	(72,000)	(59,500)
Dividends paid	(3,280)	(3,363)
Net cash provided by financing activities	720	9,137
Net increase (decrease) in cash and cash equivalents	3,840	(17,345)
Cash and cash equivalents, beginning of period	29,298	47,655
Cash and cash equivalents, end of period	$33,138	$30,310

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2014

(In Thousands, Except Share Amounts and Percentages)

(Unaudited)

Portfolio Company	Industry Segment	Investment (1)	Principal	Cost	Fair Value (2)
PORTFOLIO INVESTMENTS
Control Investments - Majority Owned (50% or more owned)
Contour Highwall	Coal Mining	Senior Secured Term Loan	$10,551	$10,582	$10,551
Holdings, LLC		(12%, due 10/14/2015)
		800 Membership Units representing		-	784
		80% of the common equity (10)

Spirit Resources, LLC	Oil & Natural Gas	Tranche A - Senior Secured Term Loan	5,500	5,423	5,500
	Production and Development	(The greater of 8% or LIBOR + 4%,
		due 4/28/2015)
		Tranche B - Senior Secured Term Loan	4,252	4,252	4,252
		(The greater of 15% PIK or LIBOR + 11%,
		due 10/28/2015) (6)
		80,000 Preferred Units representing		8,000	-
		100% of the outstanding equity
		3% Overriding Royalty Interest		10	510

Subtotal Control Investments - Majority Owned (50% or more owned)				$28,267	$21,597

Affiliate Investments - (5% to 25% owned)
OCI Holdings, LLC	Home Health Services	Subordinated Note	$15,344	$15,097	$14,480
		(The greater of 11% or LIBOR + 10%
		cash plus 2% PIK, due 8/15/2018) (14)
		NGP/OCI Investments, LLC Class A
		Units representing 24.07% ownership
		of OCI Holdings, LLC		2,500	762

Subtotal Affiliate Investments - (5% to 25% owned)				$17,597	$15,242

Non-affiliate Investments - (Less than 5% owned)
ATP Oil & Gas Corporation	Oil & Natural Gas	Limited Term Royalty Interest		$28,070	$25,968
	Production and Development	(Notional rate of 13.2%) (5)

Castex Energy 2005, LP	Oil & Natural Gas	Redeemable Preferred LP Units	$50,000	50,031	53,260
	Production and Development	(current pay 8% cash, due 7/1/2016) (9)

Chroma Exploration &	Oil & Natural Gas	13,051 Shares Series A Participating		2,222	-
Production, Inc.	Production and Development	Convertible Preferred Stock (6)
		11,918 Shares Series AA Participating		2,090	12
		Convertible Preferred Stock (6)
		8.11 Shares Common Stock		-	-

Crossroads Energy	Oil & Natural Gas	Senior Secured Term Loan	8,975	8,508	8,975
Development, LLC	Production and Development	(The greater of 11.5% or LIBOR +
		10.5%, due 5/24/2016)
		2% Overriding Royalty Interest		160	542
		Warrants (11)		237	375

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2014

(In Thousands, Except Share Amounts and Percentages)

(Unaudited)

(Continued)

Portfolio Company	Industry Segment	Investment (1)	Principal	Cost	Fair Value (2)
PORTFOLIO INVESTMENTS - Continued
Non-affiliate Investments - (Less than 5% owned) - Continued
Globe BG, LLC	Coal Production	Contingent earn-out related to July 2011		$-	$-
		sale of royalty interests in
		Alden Resources, LLC (8)

Huff Energy Holdings, Inc.	Oil & Natural Gas	Senior Secured Term Loan	$6,700	6,626	6,700
	Production and Development	(The greater of 12.5% or LIBOR +
		8.5%, due 11/20/2015)
		3% Overriding Royalty Interest (12)		42	43
		Warrants (13)		42	43

KOVA International, Inc.	Medical Supplies	Senior Subordinated Notes	9,000	8,847	9,000
	Manufacturing and Distribution	(12.75%, due 8/15/2018)

Midstates Petroleum Company	Oil & Natural Gas	Senior Unsecured Notes	13,000	13,358	14,055
	Production and Development	(10.75%, due 10/1/2020) (3) (5) (15)

Myriant Corporation	Alternative Fuels and	131,741 shares of common stock,		419	-
	Specialty Chemicals	representing 0.56% of the outstanding
		common shares Warrants (7)		49	-

Nekoosa Coated Products	Coated Paper Products	Second Lien Term Loan	17,836	17,527	17,836
Holdings, Inc.	Manufacturing and Distribution	(13% cash plus 2% PIK, due 10/22/2018)

Shoreline Energy, LLC	Oil & Natural Gas	Second Lien Term Loan	14,000	13,608	14,000
	Production and Development	(The greater of 10.25% or LIBOR plus
		9%, or the greater of 10.25% or
		Prime plus 8%, due 3/27/2019)

Talos Production, LLC	Oil & Natural Gas	Senior Unsecured Notes
	Production and Development	(9.75%, due 2/15/2018) (3)	15,000	14,926	15,712

Subtotal Non-affiliate Investments - (Less than 5% owned)				$166,762	$166,521
Subtotal Portfolio Investments (81.6% of total investments)				$212,626	$203,360

GOVERNMENT SECURITIES
U.S. Treasury Bills (4)			$46,001	$46,001	$46,001
Subtotal Government Securities (18.4% of total investments)				$46,001	$46,001

TOTAL INVESTMENTS				$258,627	$249,361

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2014

(Unaudited)

(Continued)

NOTES TO CONSOLIDATED SCHEDULE OF INVESTMENTS

1)	All of our portfolio investments are collateral for obligations under our Investment Facility. Our investments in U.S. Treasury Bills are collateral for obligations under our Treasury Facility. See Note 3 of Notes to Consolidated Financial Statements. Percentages represent interest rates in effect at the end of the period and due dates represent the contractual maturity dates. Warrants, common stocks, units and earn-outs are non-income producing securities, unless otherwise stated.
2)	Our Board of Directors determines, in good faith, the final estimates of fair value of our investments. Fair value estimates are determined using unobservable inputs (Level 3 hierarchy), unless otherwise stated.
3)	Fair value estimate is determined using prices with observable market inputs (Level 2 hierarchy). See Note 7 of Notes to Consolidated Financial Statements.
4)	Fair value is determined using prices for identical securities in active markets (Level 1 hierarchy). See Note 7 of Notes to Consolidated Financial Statements.
5)	We have determined that this investment is not a "qualifying asset" under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. We monitor the status of these assets on an ongoing basis.
6)	Non-accrual status.
7)	Myriant Corporation warrants expire on August 15, 2015 and provide us the right to purchase 32,680 shares of Myriant Corporation common stock at a purchase price of $10.00 per share.
8)	Contingent payment of up to $6.8 million is dependent upon Alden Resources, LLC’s ability to achieve certain sales volume and operating efficiency levels during the three year period ending July 2014.
9)	Upon redemption, we will receive the outstanding face amount plus an option to elect to receive either: a) a cash payment resulting in a total 12% IRR (inclusive of the 8% cash distributions) or b) our pro rata share of 2% of the outstanding regular limited partner interests in Castex Energy 2005, LP (0.67% net to us).
10)	The fair value of our Contour Highwall Holdings, LLC membership units also includes the value attributable to our ownership of 8,000 shares of Bundy Auger Mining, Inc. common stock.
11)	Crossroads Energy Development, LLC, or Crossroads, warrants expire seven years after repayment of the Term Loan and entitle us to purchase 21,529 Class A Units for $0.01 per unit, representing 18% ownership in Crossroads, with a step-down feature to 9% based on the achievement of certain return thresholds upon liquidation or settlement.
12)	Huff Energy Holdings, Inc., or HEH, overriding royalty interests are after payout. HEH has the right to purchase the overriding royalty interests on, or before, the maturity date of the term loan for $50,000, provided that the Term Loan is repaid by the maturity date.
13)	HEH warrants expire seven years after repayment of the Term Loan and entitle us to purchase 30% of the outstanding equity at $0.01 per share. HEH has the right to purchase these warrants on, or before, the maturity date of the term loan for $50,000, provided that the Term Loan is repaid by the maturity date.
14)	OCI Holdings, LLC is in violation of financial covenants under the Subordinated Note as of March 31, 2014. We are currently in negotiations to revise covenant thresholds.
15)	In April 2014, we sold all of our investment in Midstates Petroleum Company Senior Unsecured Notes for $14.1 million.

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2013

(In Thousands, Except Share Amounts and Percentages)

Portfolio Company	Industry Segment	Investment (1)	Principal	Cost	Fair Value (2)
PORTFOLIO INVESTMENTS
Control Investments - Majority Owned (50% or more owned)
Contour Highwall	Coal Mining	Senior Secured Term Loan	$10,344	$10,379	$10,344
Holdings, LLC (8)		(12%, due 10/14/2015)
		800 Membership Units representing		-	836
		80% of the common equity (11)

Spirit Resources, LLC	Oil & Natural Gas	Tranche A - Senior Secured Term Loan	5,500	5,406	5,500
	Production and Development	(The greater of 8% or LIBOR + 4%,
		due 4/28/2015)
		Tranche B - Senior Secured Term Loan	3,664	3,664	3,664
		(The greater of 15% PIK or LIBOR + 11%,
		due 10/28/2015)
		80,000 Preferred Units representing		8,000	3,356
		100% of the outstanding equity
		3% Overriding Royalty Interest		10	518

Subtotal Control Investments - Majority Owned (50% or more owned)				$27,459	$24,218

Affiliate Investments - (5% to 25% owned)
OCI Holdings, LLC	Home Health Services	Subordinated Note	$15,268	$15,010	$15,268
		(The greater of 11% or LIBOR + 10%
		cash plus 2% PIK, due 8/15/2018)
		NGP/OCI Investments, LLC Class A
		Units representing 24.07% ownership
		of OCI Holdings, LLC		2,500	1,775

Subtotal Affiliate Investments - (5% to 25% owned)				$17,510	$17,043

Non-affiliate Investments - (Less than 5% owned)
ATP Oil & Gas Corporation	Oil & Natural Gas	Limited Term Royalty Interest		$28,704	$28,966
	Production and Development	(Notional rate of 13.2%) (5)

Castex Energy 2005, LP	Oil & Natural Gas	Redeemable Preferred LP Units	$50,000	50,034	52,760
	Production and Development	(current pay 8% cash, due 7/1/2016) (10)

Chroma Exploration &	Oil & Natural Gas	13,051 Shares Series A Participating		2,222	-
Production, Inc.	Production and Development	Convertible Preferred Stock (6)
		11,918 Shares Series AA Participating		2,090	21
		Convertible Preferred Stock (6)
		8.11 Shares Common Stock		-	-

Crossroads Energy	Oil & Natural Gas	Senior Secured Term Loan	8,975	8,463	8,975
Development, LLC	Production and Development	(The greater of 11.5% or LIBOR +
		10.5%, due 5/24/2016)
		2% Overriding Royalty Interest		166	546
		Warrants (12)		237	796

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2013

(In Thousands, Except Share Amounts and Percentages)

(Continued)

Portfolio Company	Industry Segment	Investment (1)	Principal	Cost	Fair Value (2)
PORTFOLIO INVESTMENTS - Continued
Non-affiliate Investments - (Less than 5% owned) - Continued
Globe BG, LLC	Coal Production	Contingent earn-out related to July 2011		$-	$-
		sale of royalty interests in
		Alden Resources, LLC (9)

GMX Resources, Inc.	Oil & Natural Gas	Senior Secured Second-Priority Notes	$12,661	9,452	70
	Production and Development	(9%, due 3/2/2018) (6) (15)

Huff Energy Holdings, Inc.	Oil & Natural Gas	Senior Secured Term Loan	7,000	6,916	7,000
	Production and Development	(The greater of 12.5% or LIBOR +
		8.5%, due 11/20/2015)
		3% Overriding Royalty Interest (13)		42	42
		Warrants (14)		42	42

KOVA International, Inc.	Medical Supplies	Senior Subordinated Notes	9,000	8,841	9,000
	Manufacturing and Distribution	(12.75%, due 8/15/2018)

Midstates Petroleum Company	Oil & Natural Gas	Senior Unsecured Notes	13,000	13,367	14,137
	Production and Development	(10.75%, due 10/1/2020) (3) (5)

Myriant Corporation	Alternative Fuels and	131,741 shares of common stock,		419	640
	Specialty Chemicals	representing 0.56% of the outstanding
		common shares Warrants (7)		49	30

Nekoosa Coated Products	Coated Paper Products	Second Lien Term Loan	17,748	17,427	17,748
Holdings, Inc.	Manufacturing and Distribution	(13% cash plus 2% PIK, due 10/22/2018)

Shoreline Energy, LLC	Oil & Natural Gas	Second Lien Term Loan	14,000	13,594	14,000
	Production and Development	(The greater of 10.25% or LIBOR plus
		9%, or the greater of 10.25% or
		Prime plus 8%, due 3/27/2019)

Talos Production, LLC	Oil & Natural Gas	Senior Unsecured Notes
	Production and Development	(9.75%, due 2/15/2018) (3)	15,000	14,923	15,337

Subtotal Non-affiliate Investments - (Less than 5% owned)				$176,988	$170,110
Subtotal Portfolio Investments (82.1% of total investments)				$221,957	$211,371

GOVERNMENT SECURITIES
U.S. Treasury Bills (4)			$46,000	$46,000	$46,000
Subtotal Government Securities (17.9% of total investments)				$46,000	$46,000

TOTAL INVESTMENTS				$267,957	$257,371

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2013

(Continued)

NOTES TO CONSOLIDATED SCHEDULE OF INVESTMENTS

1)	All of our portfolio investments are collateral for obligations under our Investment Facility. Our investments in U.S. Treasury Bills are collateral for obligations under our Treasury Facility. See Note 3 of Notes to Consolidated Financial Statements. Percentages represent interest rates in effect at the end of the period and due dates represent the contractual maturity dates. Warrants, common stocks, units and earn-outs are non-income producing securities, unless otherwise stated.
2)	Our Board of Directors determines, in good faith, the final estimates of fair value of our investments. Fair value estimates are determined using unobservable inputs (Level 3 hierarchy), unless otherwise stated.
3)	Fair value estimate is determined using prices with observable market inputs (Level 2 hierarchy). See Note 7 of Notes to Consolidated Financial Statements.
4)	Fair value is determined using prices for identical securities in active markets (Level 1 hierarchy). See Note 7 of Notes to Consolidated Financial Statements.
5)	We have determined that this investment is not a "qualifying asset" under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. We monitor the status of these assets on an ongoing basis.
6)	Non-accrual status.
7)	Myriant Corporation warrants expire on August 15, 2015 and provide us the right to purchase 32,680 shares of Myriant Corporation common stock at a purchase price of $10.00 per share.
8)	Effective January 14, 2013, Pallas Contour Mining, LLC changed its name to Contour Highwall Holdings, LLC.
9)	Contingent payment of up to $6.8 million is dependent upon Alden Resources, LLC’s ability to achieve certain sales volume and operating efficiency levels during the three year period ending July 2014.
10)	Upon redemption, we will receive the outstanding face amount plus an option to elect to receive either: a) a cash payment resulting in a total 12% IRR (inclusive of the 8% cash distributions) or b) our pro rata share of 2% of the outstanding regular limited partner interests in Castex Energy 2005, LP (0.67% net to us).
11)	The fair value of our Contour Highwall Holdings, LLC membership units also includes the value attributable to our ownership of 8,000 shares of Bundy Auger Mining, Inc. common stock.
12)	Crossroads Energy Development, LLC, or Crossroads, warrants expire seven years after repayment of the Term Loan and entitle us to purchase 21,529 Class A Units, representing 18% ownership in Crossroads, for $0.01 per unit.
13)	Huff Energy Holdings, Inc., or HEH, overriding royalty interests are after payout. HEH has the right to purchase the overriding royalty interests on, or before, the maturity date of the term loan for $50,000, provided that the Term Loan is repaid by the maturity date.
14)	HEH warrants expire seven years after repayment of the Term Loan and entitle us to purchase 30% of the outstanding equity at $0.01 per share. HEH has the right to purchase these warrants on, or before, the maturity date of the term loan for $50,000, provided that the Term Loan is repaid by the maturity date.
15)	On January 14, 2014, we sold all of our investment in GMX Resources, Inc. Senior Secured Second-Priority Notes for $70,000.

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED FINANCIAL HIGHLIGHTS

(Unaudited)

	For The Three Months Ended March 31,
Per Share Data (1)	2014	2013
Net asset value, beginning of period	$9.20	$9.57
Net investment income	0.09	0.11
Net realized and unrealized loss on investments (2)	(0.40)	(0.47)
Net decrease in net assets resulting from operations	(0.31)	(0.36)
Dividends declared	(0.16)	(0.16)
Net asset value, end of period	$8.73	$9.05

Market value, beginning of period	$7.47	$7.22
Market value, end of period	$6.76	$7.11
Market value return (3)	(7.3)%	0.7%
Net asset value return (3)	(2.8)%	(3.3)%

Ratios and Supplemental Data
($ and shares in thousands)
Net assets, end of period	$178,893	$190,296
Average net assets	$186,856	$199,103
Common shares outstanding, end of period	20,499	21,020
Net investment income/average net assets (4)	4.2%	4.7%
Portfolio turnover rate	0.5%	12.3%
Total operating expenses/average net assets (4) (5)	8.5%	7.1%
Net decrease in net assets resulting from operations/average net assets (4)	(13.9)%	(15.5)%

Expense Ratios (as a percentage of average net assets) (4)
Interest expense and bank fees	1.3%	1.7%
Management and incentive fees	2.9%	2.8%
Other operating expenses (5)	4.3%	2.6%
Total operating expenses (5)	8.5%	7.1%

(1)	Per Share Data is based on weighted average number of common shares outstanding for the period.
(2)	May include a balancing amount necessary to reconcile the change in net asset value per share with other per share information presented. This amount may not agree with the aggregate gains and losses for the period because the difference in the net asset value at the beginning and end of the period may not equal the per share changes of the line items disclosed.
(3)	Return calculations assume reinvestment of dividends and are not annualized.
(4)	Annualized.
(5)	Net of legal fee reimbursements of $0.6 million and $1.7 million in 2014 and 2013, respectively. Excluding these legal fee reimbursements, other operating expense ratio and total operating expense ratios would have been 5.5% and 9.7% and 6.1% and 10.5%, respectively, for the three months ended March 31, 2014 and 2013.

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

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

In September 2013, our Board of Directors engaged financial advisor Keefe, Bruyette & Woods, a Stifel company, or KBW, to evaluate strategic alternatives to enhance stockholder value. The Board of Directors, with the assistance of KBW, is considering a range of options, which may include a sale or merger of our company, the acquisition of existing investment portfolios, or a combination, joint venture or other strategic alliance with another company. No decision has been made to enter into a transaction at this time, and there can be no assurance that we will enter into a transaction in the future.

Note 2: Basis of Presentation

These interim unaudited consolidated financial statements include the accounts of NGPC and its subsidiaries. We eliminate all significant intercompany accounts and transactions.

We prepare the interim consolidated financial statements, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC. We omit certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, pursuant to such rules and regulations. We believe we include all adjustments, which are of a normal recurring nature, so that these financial statements fairly present our financial position, results of operations and cash flows. Interim results are not necessarily indicative of results for a full year. You should read these unaudited consolidated financial statements in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

	Per Share
Declaration Date	Amount	Record Date	Payment Date
March 18, 2013	$0.16	March 29, 2013	April 8, 2013
June 10, 2013	0.16	June 28, 2013	July 8, 2013
September 10, 2013	0.16	September 30, 2013	October 7, 2013
December 3, 2013	0.16	December 27, 2013	January 6, 2014
March 18, 2014	0.16	March 31, 2014	April 7, 2014

Note 3: Credit Facilities and Borrowings

On May 23, 2013, we entered into a $72.0 million Third Amended and Restated Revolving Credit Agreement, or the Investment Facility, which replaced our previous investment credit facility. The total amounts outstanding under the Investment Facility were $57.0 million and $53.0 million as of March 31, 2014 and December 31, 2013, respectively. Substantially all of our assets except our investments in U.S. Treasury Bills are collateral for the obligations under the Investment Facility. The Investment Facility matures on May 23, 2016, and bears interest, at our option, at either (i) LIBOR plus 325 to 475 basis points, or (ii) the base rate plus 225 to 375 basis points, both based on our amounts outstanding. As of March 31, 2014, the average interest rate on our outstanding balance of $57.0 million was 3.9%, and an additional $15.0 million was available for borrowing under the Investment Facility. We repaid $44.0 million of the outstanding balance in April and May 2014.

On March 31, 2011, we entered into a $30.0 million Treasury Secured Revolving Credit Agreement, or the Treasury Facility, which was later increased to $45.0 million, that can only be used to purchase U.S. Treasury Bills. Proceeds from the Treasury Facility facilitate the growth of our investment portfolio and provide flexibility in the sizing of our portfolio investments. On September 24, 2013, we entered into a fourth amendment to the Treasury Facility which extended the expiration date to September 24, 2014 and increased the applicable margins to either (i) LIBOR plus 150 basis points or (ii) the base rate plus 50 basis points. We have the right at any time to prepay the loans, in whole or in part, without premium or penalty. As of March 31, 2014, we had $45.0 million outstanding and no additional amount available for borrowing under the Treasury Facility, and the interest rate on our outstanding balance was 1.7% (LIBOR plus 150 basis points). We repaid the entire balance outstanding under the Treasury Facility in April 2014 with proceeds from the sale of U.S. Treasury Bills.

The Investment and Treasury Facilities contain affirmative and reporting covenants and certain financial ratio and restrictive covenants that apply to our subsidiaries and us. We complied with these covenants as of March 31, 2014 and had no existing defaults or events of default under either facility. The most restrictive covenants are:

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

Incentive Fee: The incentive fee under the Investment Advisory Agreement consists of two parts. We calculate the first part of the incentive fee, the Investment Income Incentive Fee, as 20% of the excess, if any, of our net investment income for the quarter that exceeds a quarterly hurdle rate equal to 2% (8% annualized) of our net assets. We calculate and pay this Investment Income Incentive Fee quarterly in arrears. For the purpose of this fee calculation, net investment income means interest income, dividend income, royalty income and any other income (including any other fees, such as commitment, origination, syndication, structuring, diligence, managerial assistance, monitoring, and consulting fees or other fees that we receive from portfolio companies) accrued during the fiscal quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement, and interest expense, but excluding the incentive fee). Accordingly, we may pay an incentive fee based partly on accrued interest, the collection of which is uncertain or deferred. Net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, or OID, debt instruments with payment-in-kind interest and zero coupon securities), accrued income that we have not yet received in cash. Net investment income does not include any realized capital gains, realized capital losses, or unrealized capital appreciation or depreciation. For the three-month periods ended March 31, 2014 and 2013, we did not incur any Investment Income Incentive Fees.

We calculate the second part of the incentive fee, the Capital Gains Fee, as (1) 20% of (a) our net realized capital gains (realized capital gains less realized capital losses) on a cumulative basis from the closing date of our initial public offering to the end of such fiscal year, less (b) any unrealized capital depreciation at the end of such fiscal year, less (2) the aggregate amount of all Capital Gains Fees paid to our Manager in prior fiscal years. We determine and pay the Capital Gains Fee in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date). For accounting purposes only, in order to reflect the theoretical Capital Gains Fee that would be payable for a given period as if all unrealized capital gains were realized, we accrue a Capital Gains Fee as described above (in accordance with the terms of the Investment Advisory Agreement), plus 20% of unrealized capital gains on investments held at the end of such period. It should be noted that the portion of the accruals for the Capital Gains Fees attributable to unrealized capital gains will not necessarily be payable under the Investment Advisory Agreement, and may never be paid based on the computation of Capital Gains Fees in subsequent periods. As of March 31, 2014, we had cumulative net capital losses of $85.5 million and cumulative net unrealized capital depreciation of $6.1 million. We have not incurred any Capital Gains Fees since 2007.

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

We owed $289,000 and $296,000 to our Administrator as of March 31, 2014 and December 31, 2013, respectively, for expenses incurred on our behalf for the final month of the respective quarterly period. We include these amounts in accounts payable and accrued expenses. Our Board of Directors originally approved the Administration Agreement on November 9, 2004. Our Board of Directors and a majority of our independent directors must approve the continuation of the Administration Agreement at least annually. On October 30, 2013, our Board of Directors, including all of the independent directors, approved an extension of the Administration Agreement through November 9, 2014.

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

Note 6: Commitments and Contingencies

As of March 31, 2014, we had investments in or commitments to fund investments in 15 portfolio companies totaling $217.7 million. Of this total, $215.2 million was outstanding and $2.5 million remained committed and available to fund. Generally, these commitments have fixed expiration dates, and we may not fund the entire $2.5 million of commitments before they expire. We do not report the unfunded portions of these commitments on our consolidated balance sheets.

We have continuing obligations under the Investment Advisory Agreement with our Manager and under the Administration Agreement with our Administrator. See Note 4. The agreements provide that, absent willful misfeasance, bad faith or gross negligence in the performance of its duties or the reckless disregard of its duties and obligations, our Manager, our Administrator and their officers, managers, agents, employees, controlling persons, members and any other person or entity affiliated with them will be entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of our Manager’s or Administrator’s services under the agreements or otherwise as our investment adviser or administrator. The agreements also provide that our Manager, our Administrator and their affiliates will not be liable to us or any stockholder for any error of judgment, mistake of law, any loss or damage with respect to any of our investments or any action taken or omitted to be taken by our Manager or our Administrator in connection with the performance of any of their duties or obligations under the agreements or otherwise as investment adviser or administrator to us, except to the extent specified in Section 36(b) of the 1940 Act concerning loss resulting from a breach of fiduciary duty with respect to the receipt of compensation for services. In the normal course of business, we enter into a variety of undertakings containing a variety of representations that may expose us to some risk of loss. We do not expect significant losses, if any, from such undertakings.

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

ATP Litigation. On August 17, 2012, ATP Oil & Gas Corporation, or ATP, filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Texas. Prior to the bankruptcy filing, we purchased limited term overriding royalty interests, or ORRIs, in certain offshore oil and gas producing properties operated by ATP (generally, the Gomez and Telemark properties). On August 23, 2012, on a motion filed by ATP (Bankr. Dkt. No.15), the bankruptcy judge presiding over ATP’s case signed an order (Bankr. Dkt. No. 191) ordering ATP to pay amounts received after August 17, 2012 to those parties it believes are entitled to receive them, including the ORRI holders, provided that the owners of the ORRIs execute a disgorgement agreement providing for the repayment to ATP of any amounts that the bankruptcy court later finds to have been inappropriately paid. We executed the disgorgement agreement and began receiving monthly distributions in September 2012 from ATP of our share of production proceeds received by ATP after August 17, 2012. As of March 31, 2014, our unrecovered investment was $28.3 million, and we had received aggregate production payments of $26.5 million subject to the disgorgement agreement. In addition, as of March 31, 2014, we had incurred legal and consulting fees totaling $3.6 million in connection with the enforcement of our rights under the ORRIs, $3.2 million of which has been added to the unrecovered investment balance under the terms of the ORRI transaction documents. Legal and consulting fees totaling $0.4 million and $0.5 million as of March 31, 2014 and December 31, 2013, respectively, are included in accounts receivable and other current assets on our consolidated balance sheets.

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

Separately, ATP and/or the Committee of Unsecured Creditors has threatened to bring a fraudulent transfer action against us, in which ATP and/or the Committee would allege that (a) ATP was insolvent at the time of the assignment of the ORRIs to us, (b) that ATP received less than fair value from us in exchange for the assignments of the ORRIs and (c) as a result, the assignments should be set aside.  We vigorously deny these allegations.

Note 7: Fair Value

Investments consisted of the following as of March 31, 2014 and December 31, 2013:

	March 31, 2014				December 31, 2013
		% of		% of		% of		% of
(Dollar amounts in thousands)	Cost	Total	Fair Value	Total	Cost	Total	Fair Value	Total
Portfolio investments
Senior secured debt	$35,391	13.7%	$35,978	14.4%	$34,828	13.0%	$35,483	13.8%
Subordinated debt	83,363	32.2%	85,083	34.1%	92,614	34.5%	85,560	33.2%
Limited term royalties	28,070	10.8%	25,968	10.4%	28,704	10.7%	28,966	11.4%
Contingent earn-out	-	0.0%	-	0.0%	-	0.0%	-	0.0%
Royalty interests	212	0.1%	1,095	0.5%	218	0.1%	1,106	0.4%
Redeemable preferred units	50,031	19.3%	53,260	21.4%	50,034	18.7%	52,760	20.5%
Equity securities
Membership and partnership units	10,500	4.1%	1,546	0.6%	10,500	3.9%	5,967	2.3%
Participating preferred stock	4,312	1.7%	12	0.0%	4,312	1.6%	21	0.0%
Common stock	419	0.2%	-	0.0%	419	0.2%	640	0.2%
Warrants	328	0.1%	418	0.2%	328	0.1%	868	0.3%
Total equity securities	15,559	6.1%	1,976	0.8%	15,559	5.8%	7,496	2.8%
Total portfolio investments	212,626	82.2%	203,360	81.6%	221,957	82.8%	211,371	82.1%
Government securities
U.S. Treasury Bills	46,001	17.8%	46,001	18.4%	46,000	17.2%	46,000	17.9%
Total investments	$258,627	100.0%	$249,361	100.0%	$267,957	100.0%	$257,371	100.0%

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

•	Investment Team Valuation. The investment professionals of our Manager prepare fair value estimates for each investment.

•	Investment Team Valuation Documentation. The investment team documents and discusses its preliminary fair value estimates with senior management of our Manager.

•	Presentation to Valuation Committee. Senior management presents the valuation analyses and fair value estimates to the Valuation Committee of our Board of Directors.

•	Third Party Valuation Activity. The Valuation Committee and our Board of Directors, in their discretion, may retain an independent valuation firm to review any or all of the valuation analyses and fair value estimates provided by the investment team of our Manager. The Valuation Committee retained an independent valuation firm in connection with the fair value estimates of our middle market non-energy investments beginning with the quarter ended September 30, 2013. As of March 31, 2014, our middle market non-energy investments collectively represented 21% of the total fair value of our portfolio investments at such date.

•	Board of Directors and Valuation Committee. The Board of Directors and Valuation Committee review and discuss the valuation analyses and fair value estimates provided by the investment team of our Manager and the analysis of the independent valuation firm, if applicable.

•	Final Valuation Determination. Our Board of Directors discusses the fair value estimates recommended by the Valuation Committee and determines the fair value of each investment in our portfolio, in good faith, based on the input of the investment team of our Manager, our Valuation Committee and the independent valuation firm, if any.

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

Contingent Earn-Out: Our contingent earn-out investment resulted from the sale of our investment in Alden Resources, LLC to Globe BG, LLC in July 2011. The amount of the payment, up to $6.8 million, is based on a formula involving the number of clean tons of coal produced multiplied by the difference between the company’s cost of production in 2010 and the cost of production during the optimal consecutive twelve-month period during the three-year period ending July 2014. We based our valuation of the earn-out on a weighted average of the discounted value of the earn-out payment computed under twenty scenarios with various production and production cost assumptions. A significant increase (decrease) in production, a significant decrease (increase) in cost of production, or a significant decrease (increase) in the discount rate may result in a higher (lower) value of the earn-out.

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

Fair value accounting classifies financial assets and liabilities in their entirety based on the lowest level of input that is significant to the estimated fair value measurement. Our assessment of the significance of a particular input to the estimated fair value measurement requires judgment, and may affect the valuation of assets and liabilities and their placement within the fair value hierarchy levels. We did not have any liabilities measured at fair value at March 31, 2014 or December 31, 2013.

During the three-month period ended March 31, 2014, none of our investments in portfolio companies changed between the categories of Control Investment-Majority Owned, Affiliate Investments and Non-Affiliate Investments, and there were no transfers between Levels 3, 2 or 1 during the three-month periods ended March 31, 2014 and 2013. During the three-month period ended March 31, 2013, our investment in Spirit Resources, LLC changed from a Non-Affiliate Investment to a Control Investment-Majority Owned.

The following tables set forth our financial assets by level within the fair value hierarchy that we accounted for at fair value as of March 31, 2014 and December 31, 2013 (in thousands):

	Total	Level 1	Level 2	Level 3
March 31, 2014:
Portfolio investments
Control investments - majority owned
Senior secured debt	$20,303	$-	$-	$20,303
Royalty interests	510	-	-	510
Equity securities	784	-	-	784
Total control investments - majority owned	21,597	-	-	21,597
Affiliate investments
Subordinated debt	14,480	-	-	14,480
Equity securities	762	-	-	762
Total affiliate investments	15,242	-	-	15,242
Non-affiliate investments
Senior secured debt	15,675	-	-	15,675
Subordinated debt	70,603	-	29,767	40,836
Limited term royalties	25,968	-	-	25,968
Contingent earn-out	-	-	-	-
Redeemable preferred units	53,260	-	-	53,260
Royalty interests	585	-	-	585
Equity securities	430	-	-	430
Total non-affiliate investments	166,521	-	29,767	136,754
Total portfolio investments	203,360	-	29,767	173,593
Government securities
U.S. Treasury Bills	46,001	46,001	-	-
Total investments	$249,361	$46,001	$29,767	$173,593

December 31, 2013:
Portfolio investments
Control investments - majority owned
Senior secured debt	$19,508	$-	$-	$19,508
Royalty interests	518	-	-	518
Equity securities	4,192	-	-	4,192
Total control investments - majority owned	24,218	-	-	24,218
Affiliate investments
Subordinated debt	15,268	-	-	15,268
Equity securities	1,775	-	-	1,775
Total affiliate investments	17,043	-	-	17,043
Non-affiliate investments
Senior secured debt	15,975	-	-	15,975
Subordinated debt	70,292	-	29,474	40,818
Limited term royalties	28,966	-	-	28,966
Contingent earn-out	-	-	-	-
Redeemable preferred units	52,760	-	-	52,760
Royalty interests	588	-	-	588
Equity securities	1,529	-	-	1,529
Total non-affiliate investments	170,110	-	29,474	140,636
Total portfolio investments	211,371	-	29,474	181,897
Government securities
U.S. Treasury Bills	46,000	46,000	-	-
Total investments	$257,371	$46,000	$29,474	$181,897

The following tables present roll-forwards of the changes in the estimated fair value during the three-month periods ended March 31, 2014 and March 31, 2013 for all investments for which we determine estimated fair value using unobservable (Level 3) factors (in thousands):

	Senior Secured	Subordinated	Interests, Royalty
	Debt and	Debt and	Interests
	Limited Term	Redeemable	and Equity	Contingent	Total
	Royalties	Preferred Units	Securities	Earn-out	Investments
Three Months Ended March 31, 2014:
Fair value at December 31, 2013	$64,449	$108,846	$8,602	$-	$181,897
Total gains, (losses) and amortization:
Net realized gains (losses)	-	(9,382)	-	-	(9,382)
Net unrealized gains (losses)	(2,433)	8,979	(5,525)	-	1,021
Net amortization of premiums, discounts and fees	108	38	(6)	-	140
New investments, repayments and settlements, net:
New investments	1,116	-	-	-	1,116
Payment-in-kind	145	165	-	-	310
Repayments and settlements	(1,439)	(70)	-	-	(1,509)
Fair value at March 31, 2014	$61,946	$108,576	$3,071	$-	$173,593

Of the $1.0 million in net unrealized gains presented in the table above, $8.4 million of unrealized losses were attributable to assets we held at March 31, 2014. We present net unrealized gains (losses) on our consolidated statements of operations as “Net unrealized appreciation (depreciation) on investments.”

			Net Profits
	Senior Secured	Subordinated	Interests, Royalty
	Debt and	Debt and	Interests
	Limited Term	Redeemable	and Equity	Contingent	Total
	Royalties	Preferred Units	Securities	Earn-out	Investments
Three Months Ended March 31, 2013:
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

The following table summarizes the significant unobservable inputs in the fair value measurements of our Level 3 investments by category of investment and valuation technique as of March 31, 2014 (dollars in thousands):

	Fair Value as of	Valuation	Significant	Range of	Weighted
Type of Investment	March 31, 2014	Technique	Unobservable Inputs	Inputs	Average
Senior debt securities and limited term royalties	$61,946	Discounted cash flow	Discount rate	8.0% - 22.5%	16.2%

Subordinated debt securities and redeemable preferred units	41,316	Discounted cash flow	Discount rate	11.4% - 19.5%	13.8%
	67,260	Market comparables	Reserve multiples (1)	$9.00 - $15.00	$12.38
			Production multiples (2)	$24.00 - $51.00	$34.97
			EBITDA multiples	3.5x - 5.0x	4.4 x
	108,576

Royalty interests and equity securities	1,546	Market comparables	EBITDA multiples	4.0x - 6.5x	5.5 x
			Discount for lack of marketability	20%	20%
	387	Market comparables	Reserve multiples (1)	$6.00 - $20.00	$17.26
			Production multiples (2)	$100.00 - $150.00	$125.00
	1,095	Market comparables	Cash flow multiples	6.0x - 8.0x	7.0 x
			Discount rate	10% - 20%	15.0%

	43	Recent or pending transactions	N/A	N/A	N/A
	3,071

	$173,593

________________

(1)	Based on recent comparable transactions involving similar assets, expressed as price per unit of equivalent barrel of oil in proved reserves.
(2)	Based on recent comparable transactions involving similar assets, expressed as price per daily production of equivalent barrel of oil in proved reserves.

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

The components of gains (losses) on commodity derivative instruments are as follows (in thousands):

	For the Three Months Ended
	March 31,
	2014	2013

Unrealized gains on commodity derivatives	$-	$84
Realized losses on commodity derivatives	-	(94)

Net losses on commodity derivative instruments	$-	$(10)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following analysis of our financial condition and results of operations in conjunction with management’s discussion and analysis contained in our 2013 Annual Report on Form 10-K, as well as our consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q.

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

In September 2013, our Board of Directors engaged financial advisor Keefe, Bruyette & Woods, a Stifel company, or KBW, to evaluate strategic alternatives to enhance stockholder value. The Board of Directors, with the assistance of KBW, is considering a range of options, which may include a sale or merger of our company, the acquisition of existing investment portfolios, or a combination, joint venture or other strategic alliance with another company. No decision has been made to enter into a transaction at this time, and there can be no assurance that we will enter into a transaction in the future.

Portfolio and Investment Activity

In April 2014, we sold our $13.0 million face amount of Midstates Petroleum Company, or Midstates, 10.75% Senior Subordinated Notes at an average price of 108.1, resulting in a capital gain of $0.7 million, or $0.03 per common share. Our investment in the Midstates Senior Subordinated Notes, which originated in October 2012, generated an internal rate of return of 14.6% with a return on investment of 1.2x.

In January 2014, we accepted a third party bid to purchase our GMX Resources, Inc., or GMX, Senior Secured Second-Priority Notes due 2018, or the GMX 2018 Notes, for $70,000. This transaction resulted in a realized capital loss of $9.4 million, or $0.47 per share, which was entirely offset by the reversal of previously recognized unrealized depreciation on this investment. GMX’s bankruptcy filing in 2013 severely impacted our investment, which generated an internal rate of return of -21.2% and a return on investment of 0.5x.

In 2011 and 2012, we purchased from ATP Oil & Gas Corporation, or ATP, limited-term overriding royalty interests, or ORRIs, in certain offshore oil and gas producing properties operated by ATP in the Gulf of Mexico, including $25.0 million paid on July 3, 2012. Under this arrangement, we purchased the right to portions (ranging from 5.0% to 10.8%) of the monthly production proceeds from the various oil and gas properties subject to the ORRIs in ATP’s Gomez and Telemark properties. The terms of the ORRIs provide that they will terminate after we actually receive payments that equal a defined sum calculated (generally) based on our investment in the ORRIs plus a time-value factor at a rate of 13.2 % per annum. On August 17, 2012, ATP filed for protection under Chapter 11 of the U.S. Bankruptcy Code. For more information, please refer to the discussion of the ATP Litigation under the heading “Legal Proceedings” in Note 6, “Commitments and Contingencies,” to Notes to Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q. As of March 31, 2014, our unrecovered investment was $28.3 million, and we had received aggregate production payments of $26.5 million subject to a disgorgement agreement. In addition, as of March 31, 2014, we had incurred legal and consulting fees totaling $3.6 million in connection with the enforcement of our rights under the ORRIs, $3.2 million of which has been added to the unrecovered investment balance under the terms of the ORRI agreements. Legal and consulting fees totaling $0.4 million and $0.5 million as of March 31, 2014 and December 31, 2013, respectively, are included in accounts receivable and other current assets on our consolidated balance sheets.

From commencement of investment operations in November 2004 through March 31, 2014, we have invested $1.1 billion in 47 portfolio companies and received principal repayments, realizations and settlements of $897.5 million. The following table summarizes our investment activity for the three months ended March 31, 2014 and 2013 (dollars in millions):

	2014	2013
Investment portfolio, beginning of period	$227.9	$219.9
New investments	-	51.5
Additional investments in existing clients	1.4	3.5
Principal repayments, realizations and settlements	(14.1)	(24.8)
Investment portfolio, end of period	$215.2	$250.1

Number of portfolio clients at end of period	15	15

The table below shows our portfolio investments by type as of March 31, 2014 and December 31, 2013. We compute yields on investments using interest rates as of the balance sheet date and include amortization of original issue discount, or OID, and market premium or discount, royalty interest income, net profits income and other similar investment income, weighted by their respective costs when averaged. We compute the yield on income from derivatives using estimated derivative income, net of expired options costs. These yields do not include income from any investments on non-accrual status but do include the cost basis of such investments in the denominator. Such weighted average yields are not necessarily indicative of expected total returns on a portfolio.

	March 31, 2014			December 31, 2013
	Weighted			Weighted
	Average	Percentage of Portfolio		Average	Percentage of Portfolio
	Yields	Cost	Fair Value	Yields	Cost	Fair Value
Senior secured debt	10.9%	16.6%	17.7%	12.6%	15.7%	16.8%
Subordinated debt	12.3%	39.2%	41.8%	11.1%	41.7%	40.5%
Limited term royalties	13.8%	13.2%	12.8%	13.8%	12.9%	13.7%
Contingent earn-out	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Royalty interests	79.1%	0.1%	0.5%	78.2%	0.1%	0.5%
Redeemable preferred units	8.0%	23.6%	26.2%	8.0%	22.6%	25.0%
Equity securities
Membership and partnership units	0.0%	4.9%	0.8%	0.0%	4.7%	2.8%
Participating preferred stock	0.0%	2.0%	0.0%	0.0%	1.9%	0.0%
Common stock	0.0%	0.2%	0.0%	0.0%	0.2%	0.3%
Warrants	0.0%	0.2%	0.2%	0.0%	0.2%	0.4%
Total equity securities	0.0%	7.3%	1.0%	0.0%	7.0%	3.5%
Total portfolio investments	10.4%	100.0%	100.0%	10.2%	100.0%	100.0%

As of March 31, 2014 and December 31, 2013, the total fair value of our portfolio investments was $203.4 million and $211.4 million, respectively. Of those fair value totals, approximately $173.6 million, or 85%, as of March 31, 2014, and $181.9 million, or 86%, as of December 31, 2013, are measured using significant unobservable (i.e., Level 3) inputs.

Results of Operations

Investment Income

During the three months ended March 31, 2014, our total investment income was $5.9 million, increasing $0.1 million, or 1%, compared to $5.8 million in the corresponding period of 2013. The small increase in 2014 was primarily attributable to overriding royalty income earned on investments made in 2013. Our portfolio balance, on a cost basis, decreased from $222.0 million to $212.6 million during the first quarter of 2014, primarily due to the realization of the GMX 2018 Notes. During the first quarter of 2013, our portfolio balance increased from $217.8 million to $245.0 million, primarily as a result of net new investments in excess of redemptions and settlements. Our weighted average yield increased from 9.9% at March 31, 2013 to 10.4% at March 31, 2014, primarily as a result of the realization of our non-accruing investment in the GMX 2018 Notes during January 2014, and the addition of new investments during 2013 with higher interest rates.

The table below summarizes our non-accruing and non-income producing investments:

	March 31, 2014		December 31, 2013
(Dollars in thousands)	Cost	Fair Value	Cost	Fair Value
Non-accruing investments
Chroma Exploration & Production, Inc.	$4,312	$12	$4,312	$21
GMX Resources, Inc. second-priority notes (sold in January 2014)	-	-	9,452	70
Spirit Resources, LLC Tranche B term loan (non-accrual 3/31/14)	4,252	4,252	N/A	N/A
Total non-accruing investments	8,564	4,264	13,764	91
Non-income producing investments
Contour Highwall Holdings, LLC units	-	784	-	836
Crossroads Energy Development, LLC warrants	237	375	237	796
Globe BG, LLC (contingent Alden Resources royalty earn-out)	-	-	-	-
Huff Energy Holdings, Inc. warrants and overriding royalty (after pay-out)	84	86	84	84
Myriant Corporation common stock and warrants	468	-	468	670
NGP/OCI Investments, LLC Class A Units	2,500	762	2,500	1,775
Spirit Resources, LLC preferred units	8,000	-	8,000	3,356
Total non-income producing investments	11,289	2,007	11,289	7,517
Total non-accruing and non-income producing investments	$19,853	$6,271	$25,053	$7,608

Operating Expenses

The table below summarizes the components of our operating expenses (in thousands):

	For The Three Months Ended
	March 31,
	2014	2013
Interest expense and bank fees	$613	$815
Management and incentive fees	1,346	1,367
Professional fees, insurance expenses and other G&A	1,966	1,286
Total operating expenses	$3,925	$3,468

For the three months ended March 31, 2014, operating expenses were $3.9 million, increasing $0.4 million, or 11%, compared to $3.5 million for the quarter ended March 31, 2013. Interest expense and fees on our credit facilities were $0.6 million for the three months ended March 31, 2014, compared to $0.8 million for the three months ended March 31, 2013, as a result of decreased borrowing levels supporting our smaller investment portfolio. Management and incentive fees were slightly lower in the quarter ended March 31, 2014 at $1.3 million compared to $1.4 million for the quarter ended March 31, 2013, primarily as a result of lower average total asset balances, which are the basis for the base management fee computation. Professional fees, insurance expenses and other general and administrative expenses for the quarter ended March 31, 2014 increased $0.7 million, or 53%, to $2.0 million, compared to $1.3 million for the quarter ended March 31, 2013, primarily as a result of higher legal and professional fees, including $0.5 million, or $0.02 per share, of third party costs associated with our process of evaluating strategic alternatives to enhance stockholder value.

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

Net Investment Income

For the three months ended March 31, 2014, net investment income was $1.9 million, or $0.09 per common share, compared to $2.3 million, or $0.11 per common share, for the three months ended March 31, 2013. The $0.4 million, or 17%, decrease was primarily attributable to the increase in operating expenses described above.

Net Realized Gains (Losses)

For the three months ended March 31, 2014, we realized net losses of $9.6 million, or $0.47 per common share, primarily as the result of a loss of $9.4 million on the disposition of our GMX 2018 Notes. For the three months ended March 31, 2013, we recognized net realized capital losses of $0.2 million resulting from a $1.6 million loss from the sale of our 228,853 shares of GMX common stock at an average price of $3.28, partially offset by a $1.3 million gain from the sale of $10.0 million face amount of EP Energy, LLC, or EP Energy, Senior Unsecured Notes at an average price of 113.375.

Unrealized Appreciation or Depreciation on Investments

For the three months ended March 31, 2014, net unrealized appreciation on portfolio investments was $1.3 million, or $0.06 per share, primarily due to the reversal of previously recorded unrealized depreciation, due to realization, associated with our investment in GMX 2018 Notes of $9.4 million, partially offset by decreases in the estimated fair value of our investments in Spirit Resources, LLC, or Spirit, Preferred Units of $3.4 million, ATP limited-term ORRIs of $2.4 million, OCI Holdings, LLC, or OCI, Subordinated Notes and Preferred Units of $1.9 million, and net decreases in the value of remaining investments of $0.4 million. By comparison, for the three months ended March 31, 2013, net unrealized depreciation on portfolio investments was $9.7 million, or $0.46 per share, primarily due to decreases in the estimated fair value of our investments in GMX 2018 Notes of $7.4 million and Spirit Preferred Units of $2.8 million and the reversal of unrealized appreciation, due to realization of the gain, on our EP Energy Senior Unsecured Notes of $1.3 million, partially offset by net increases in the fair value of our remaining investments of $1.8 million.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended March 31, 2014, we recorded a net decrease in net assets resulting from operations of $6.4 million, or $0.31 per share, compared to a net decrease in net assets resulting from operations of $7.6 million, or $0.36 per share, for the three months ended March 31, 2013. The $1.2 million, or $0.05 per share, reduced net loss between the two periods was primarily attributable to the $1.6 million reduction in net realized and unrealized losses on our investments, partially offset by the $0.4 million decrease in net investment income, both of which are described above.

Financial Condition, Liquidity and Capital Resources

During the three months ended March 31, 2014, we generated cash from operations of $3.0 million, excluding net purchases of investments, compared to $0.5 million during the comparable period of 2013. The higher amount of cash generated from operations in 2014 was primarily attributable to net changes in working capital account balances between the two periods.

Our net cash provided by operating activities for the three months ended March 31, 2014 was $3.1 million, compared to $26.5 million of net cash used in operating activities for the same period of 2013. This increase in net cash provided in 2014 was primarily due to lower net purchases of investments in portfolio securities in 2014. Purchases of portfolio securities during the first three months of 2014 totaled $1.1 million, compared to $53.8 million during the first three months of 2013. Purchases in 2014 consisted of additional investments in existing portfolio companies. Purchases in 2013 primarily included the Talos Production Co., LLC Senior Notes of $24.8 million, OCI Subordinated Notes and direct equity co-investment totaling $17.2 million, KOVA International, Inc. Senior Notes of $8.8 million, and additional investments in existing portfolio companies totaling $3.0 million. Proceeds from the redemption of investments totaled $1.3 million during the first three months of 2014, compared to $26.9 million during the first three months of 2013. Redemptions in 2014 included ATP limited-term ORRI of $1.1 million and other redemptions totaling $0.2 million. Redemptions in 2013 included EP Energy Senior Unsecured Notes, $11.3 million; Southern Pacific Resources Corp. Term Loan, $9.7 million; ATP limited-term ORRI, $5.0 million and other redemptions totaling $0.9 million.

At March 31, 2014, we had cash and cash equivalents totaling $33.1 million. At March 31, 2014, the amount outstanding under our $72.0 million Third Amended and Restated Revolving Credit Agreement, or the Investment Facility, was $57.0 million and $15.0 million was available for borrowing. We repaid $44.0 million of the $57.0 million balance outstanding under the Investment Facility in April and May 2014 with cash on hand and proceeds from the sale of our Midstates Senior Subordinated Notes. As of March 31, 2014, the amount outstanding under our $45.0 million Treasury Facility was $45.0 million and there was no additional amount available for borrowing. We repaid the entire balance outstanding under the Treasury Facility in April 2014 with proceeds from the sale of U.S. Treasury Bills.

During the three months ended March 31, 2014, we paid cash dividends totaling $3.3 million, or $0.16 per share, to our common stockholders. In March 2014, we declared a first quarter dividend totaling $3.3 million, or $0.16 per share, which was paid in April 2014. We currently intend to continue to distribute, in the form of quarterly dividends, a minimum of 90% of our annual investment company taxable income to our stockholders.

On October 31, 2011, our Board of Directors approved a stock repurchase plan, pursuant to which we may, from time to time, repurchase up to $10.0 million of our common stock in the open market at prices not to exceed net asset value during our open trading periods. Our Board of Directors authorized this plan, because it believes that general market trading activity may cause our common stock to be undervalued from time to time. The repurchase program does not obligate us to purchase any shares and may be discontinued at any time. Pursuant to this plan, during 2012 and 2013, we repurchased an aggregate of 1,129,014 shares of our common stock in the open market at an average price of $6.71 per share, totaling $7.6 million. We did not make any repurchases pursuant to the stock repurchase plan during the three months ended March 31, 2014. Under the terms of the stock repurchase plan, we are authorized to repurchase up to an additional $2.4 million of our common stock. Any future repurchases will be made in accordance with applicable securities laws and regulations that set certain restrictions on the method, timing, price and volume of stock repurchases.

Credit Facilities and Borrowings

On May 23, 2013, we entered into a $72.0 million Investment Facility, which replaced our previous credit facility. The total amounts outstanding under the Investment Facility were $57.0 million and $53.0 million as of March 31, 2014 and December 31, 2013, respectively. Substantially all of our assets except our investments in U.S. Treasury Bills are collateral for the obligations under the Investment Facility. The Investment Facility matures on May 23, 2016, and bears interest, at our option, at either (i) LIBOR plus 325 to 475 basis points, or (ii) the base rate plus 225 to 375 basis points, both based on our amounts outstanding. As of March 31, 2014, the average interest rate on our outstanding balance of $57.0 million was 3.9%, and an additional $15.0 million was available for borrowing under the Investment Facility. We repaid $44.0 million of the outstanding balance in April and May 2014.

On March 31, 2011, we entered into a $30.0 million Treasury Facility, which was later increased to $45.0 million, that can only be used to purchase U.S. Treasury Bills. Proceeds from the Treasury Facility facilitate the growth of our investment portfolio and provide flexibility in the sizing of our portfolio investments. On September 24, 2013, we entered into a fourth amendment to the Treasury Facility which extended the expiration date to September 24, 2014 and increased the applicable margins to either (i) LIBOR plus 150 basis points or (ii) the base rate plus 50 basis points. We have the right at any time to prepay the loans, in whole or in part, without premium or penalty. As of March 31, 2014, we had $45.0 million outstanding and no additional amount available for borrowing under the Treasury Facility, and the interest rate on our outstanding balance was 1.7% (LIBOR plus 150 basis points). We repaid the entire balance outstanding under the Treasury Facility in April 2014 with proceeds from the sale of U.S. Treasury Bills.

The Investment and Treasury Facilities contain affirmative and reporting covenants and certain financial ratio and restrictive covenants that apply to our subsidiaries and us. We complied with these covenants as of March 31, 2014 and had no existing defaults or events of default under either facility. The most restrictive covenants are:

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

Portfolio Credit Quality

Most of our portfolio investments at March 31, 2014 are in negotiated, and often illiquid, securities of energy-related and middle market businesses. We maintain a system to evaluate the credit quality of these investments. While incorporating quantitative analysis, this system is a qualitative assessment. This system is intended to reflect the overall, long-term performance of a portfolio company’s business, the collateral coverage of an investment, and other relevant factors. Our rating scale ranges from 1 to 7, with 1 being the highest credit quality. As of March 31, 2014, our average portfolio rating on a dollar-weighted fair market value basis was 3.4, compared to 3.7 as of December 31, 2013. Of the 25 rated investments in 15 portfolio companies as of March 31, 2014, compared to December 31, 2013, 1 investment improved in rating, 21 investments retained the same rating and 3 investments declined in rating during the first three months of 2014. As of March 31, 2014, on a fair value basis, approximately 18% of our portfolio investments were in the form of senior secured debt securities. As of March 31, 2014, we had 2 investments on non-accrual status with an aggregate cost and fair value of $8.6 million and $4.3 million, respectively. Our portfolio investments at fair value were approximately 96% and 95% of the related cost basis as of March 31, 2014 and December 31, 2013, respectively.

Contractual Obligations and Off-Balance Sheet Arrangements

The following table summarizes our contractual payment obligations at March 31, 2014 (in thousands):

		Less than			More than
Revolving credit facilities (1) :	Total	1 Year	1-3 Years	3-5 Years	5 Years
Investment Facility	$57,000	$-	$57,000	$-	$-
Treasury Facility	45,000	45,000	-	-	-
Total	$102,000	$45,000	$57,000	$-	$-

 ________________________

(1) Excludes accrued interest amounts.

We have certain unused commitments to extend credit to our portfolio companies. Generally, these commitments have fixed expiration dates, and we do not expect to fund the entire amounts before they expire. Therefore, these commitment amounts do not necessarily represent future cash requirements. We do not report the unused portions of these commitments on our consolidated balance sheets. Our unused credit commitments totaled $2.5 million and $3.3 million as of March 31, 2014 and December 31, 2013, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes from the information provided in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2013.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q (March 31, 2014), we performed an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2014, our disclosure controls and procedures were effective in providing reasonable assurance (i) that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) that such information is accumulated and communicated to management in a manner that allows timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No changes in internal control over financial reporting occurred during the quarter ended March 31, 2014 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act).

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The information set forth under the heading “Legal Proceedings” in Note 6, “Commitments and Contingencies,” to Notes to Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors.

During the three months ended March 31, 2014, there have been no material changes to the risk factors disclosed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 6. Exhibits.

See “Index to Exhibits” following the signature page for a description of the exhibits furnished as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NGP CAPITAL RESOURCES COMPANY

Date: May 9, 2014	By:	/s/ STEPHEN K. GARDNER
Stephen K. Gardner
President and Chief Executive Officer

Date: May 9, 2014	By:	/s/ L. SCOTT BIAR
L. Scott Biar
Chief Financial Officer, Treasurer, Secretary and Chief Compliance Officer

Index to Exhibits

Exhibits No.	Exhibit
3.1	Articles of Incorporation (filed as Exhibit (a)(1) to our Registration Statement on Form N-2 filed on August 16, 2004 (Registration No. 333-118279) and incorporated herein by reference)
3.2	Articles of Amendment and Restatement (filed as Exhibit 3.2 our Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference)
3.3	Second Amended and Restated Bylaws (filed as Exhibit 3.1 to our Current Report on Form 8-K filed on April 22, 2014 and incorporated herein by reference)
4.1	Form of Stock Certificate (filed as Exhibit (d) to our Pre-Effective Amendment No. 2 to Registration Statement on Form N-2 filed on October 7, 2004 (Registration No. 333-118279) and incorporated herein by reference)
4.2	Dividend Reinvestment Plan (filed as Exhibit (e) to our Registration Statement on Form N-2 filed on August 16, 2004 (Registration No. 333-118279) and incorporated herein by reference)
31.1*	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Executive Officer
31.2*	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Financial Officer
32.1**	Section 1350 Certification by the Chief Executive Officer
32.2**	Section 1350 Certification by the Chief Financial Officer

____________

*Filed herewith.

**Furnished herewith.

