Form 10-Q
period 2014-06-30
NGP Capital Resources Co
filed 2014-08-08
CIK 1297704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

As of August 6, 2014, there were 20,499,188 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Amounts)

	June 30,	December 31,
	2014	2013
	(Unaudited)
Assets
Investments in portfolio securities at fair value
Control investments - majority owned (cost: $28,642 and $27,459, respectively)	$18,584	$24,218
Affiliate investments (cost: $17,720 and $17,510, respectively)	16,170	17,043
Non-affiliate investments (cost: $148,604 and $176,988, respectively)	148,909	170,110
Total portfolio investments	183,663	211,371
Investments in U.S. Treasury Bills at fair value (cost: $46,000 and $46,000, respectively)	46,000	46,000
Total investments	229,663	257,371
Cash and cash equivalents	35,260	29,298
Accounts receivable and other current assets	886	464
Interest receivable	1,879	2,397
Prepaid assets	1,641	3,093
Total current assets	39,666	35,252
Total assets	$269,329	$292,623

Liabilities and net assets
Current liabilities
Accounts payable and accrued expenses	$2,124	$1,313
Management and incentive fees payable	1,306	1,387
Dividends payable	3,280	3,280
Income taxes payable	38	91
Short-term debt	45,000	45,000
Total current liabilities	51,748	51,071
Long-term debt	42,000	53,000
Total liabilities	93,748	104,071
Commitments and contingencies (Note 6)
Net assets
Common stock, $.001 par value, 250,000,000 shares authorized; 20,499,188 shares issued and outstanding	20	20
Paid-in capital in excess of par	247,759	247,759
Undistributed net investment income (loss)	(3,757)	(583)
Undistributed net realized capital gain (loss)	(60,254)	(51,176)
Net unrealized appreciation (depreciation) on investments	(8,187)	(7,468)
Total net assets	175,581	188,552
Total liabilities and net assets	$269,329	$292,623
Net asset value per share	$8.57	$9.20

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

(Unaudited)

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Investment income
Interest income:
Control investments - majority owned	$446	$492	$1,024	$893
Affiliate investments	552	3,335	1,070	4,055
Non-affiliate investments	3,427	4,827	7,096	8,460
Dividend income:
Non-affiliate investments	999	995	1,982	1,978
Royalty income, net of amortization:
Control investments - majority owned	20	15	41	15
Non-affiliate investments	30	-	55	-
Other income	39	(51)	103	15
Total investment income	5,513	9,613	11,371	15,416
Operating expenses
Interest expense and bank fees	551	998	1,164	1,813
Management and incentive fees	1,306	1,830	2,652	3,197
Professional fees, net of legal fees of $504, $658, $888 and $2,356 related to the ATP bankruptcy (See Note 6)	489	261	1,232	559
Insurance expense	179	180	358	359
Other general and administrative expenses	1,496	858	2,540	1,667
Total operating expenses	4,021	4,127	7,946	7,595
Income tax provision, net	20	22	39	38
Net investment income	1,472	5,464	3,386	7,783
Net realized capital gain (loss) on investments
Control investments - majority owned	-	(464)	(325)	(464)
Affiliate investments	-	(250)	95	(250)
Non-affiliate investments	534	1,778	(8,848)	1,550
Total net realized capital gain (loss) on investments	534	1,064	(9,078)	836
Net unrealized appreciation (depreciation) on investments
Control investments - majority owned	(3,388)	(1,167)	(6,816)	(3,010)
Affiliate investments	804	(176)	(1,084)	81
Non-affiliate investments	546	(1,672)	7,181	(9,785)
Benefit (provision) for taxes on unrealized appreciation (depreciation) on investments	-	-	-	1
Total net unrealized appreciation (depreciation) on investments	(2,038)	(3,015)	(719)	(12,713)

Net increase (decrease) in net assets resulting from operations	$(32)	$3,513	$(6,411)	$(4,094)

Net increase (decrease) in net assets resulting from operations per common share	$(0.00)	$0.16	$(0.31)	$(0.20)

Dividends declared per common share	$0.16	$0.16	$0.32	$0.32
Weighted average shares outstanding - basic and diluted	20,499	20,780	20,499	20,899

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

(In Thousands)

(Unaudited)

			Paid-in		Undistributed	Net Unrealized
			Capital	Undistributed	Net Realized	Appreciation
	Common Stock		in Excess	Net Investment	Capital	(Depreciation)	Total
	Shares	Amount	of Par	Income (Loss)	Gain (Loss)	on Investments	Net Assets
Balance at December 31, 2013	20,499	$20	$247,759	$(583)	$(51,176)	$(7,468)	$188,552
Net increase (decrease) in net assets resulting from operations	-	-	-	3,386	(9,078)	(719)	(6,411)
Dividends declared	-	-	-	(6,560)	-	-	(6,560)
Balance at June 30, 2014	20,499	$20	$247,759	$(3,757)	$(60,254)	$(8,187)	$175,581

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	For The Six Months Ended June 30,
	2014	2013
Cash flows from operating activities
Net decrease in net assets resulting from operations	$(6,411)	$(4,094)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash provided by (used in) operating activities:
Payment-in-kind interest	(513)	(1,059)
Net amortization of premiums, discounts and fees	(286)	(520)
Net realized capital (gain) loss on investments	9,078	(836)
Net unrealized depreciation (appreciation) on investments	719	12,714
Net deferred income tax provision (benefit)	-	(1)
Effects of changes in operating assets and liabilities:
Accounts receivable and other current assets	(422)	57
Interest receivable	518	(720)
Prepaid assets	1,452	(461)
Payables and accrued expenses	677	2
Purchase of investments in portfolio securities	(1,479)	(82,760)
Proceeds from redemption of investments in portfolio securities	20,189	76,784
Purchase of investments in U.S. Treasury Bills	(92,001)	(91,999)
Proceeds from redemption of investments in U.S. Treasury Bills	92,001	92,000
Net cash provided by (used in) operating activities	23,522	(893)
Cash flows from financing activities
Borrowings under revolving credit facilities	154,000	260,500
Repayments on revolving credit facilities	(165,000)	(248,000)
Acquisition of common stock under repurchase plan	-	(3,381)
Dividends paid	(6,560)	(6,726)
Net cash provided by (used in) financing activities	(17,560)	2,393
Net increase in cash and cash equivalents	5,962	1,500
Cash and cash equivalents, beginning of period	29,298	47,655
Cash and cash equivalents, end of period	$35,260	$49,155

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2014

(In Thousands, Except Share Amounts and Percentages)

(Unaudited)

Portfolio Company	Industry Segment	Investment (1)	Principal	Cost	Fair Value (2)
PORTFOLIO INVESTMENTS
Control Investments - Majority Owned (50% or more owned)
Contour Highwall Holdings, LLC	Coal Mining	Senior Secured Term Loan	$10,757	$10,783	$10,757
		(12%, due 10/14/2015)
		800 Membership Units representing		-	621
		80% of the common equity (10)

Spirit Resources, LLC	Oil & Natural Gas	Tranche A - Senior Secured Term Loan	5,500	5,440	5,500
	Production and Development	(The greater of 8% or LIBOR + 4%,
		due 4/28/2015)
		Tranche B - Senior Secured Term Loan	4,409	4,409	1,196
		(The greater of 15% PIK or LIBOR + 11%,
		due 10/28/2015) (6)
		80,000 Preferred Units representing		8,000	-
		100% of the outstanding equity
		3% Overriding Royalty Interest		10	510

Subtotal Control Investments - Majority Owned (50% or more owned)				$28,642	$18,584

Affiliate Investments - (5% to 25% owned)
OCI Holdings, LLC	Home Health Services	Subordinated Note	$15,457	$15,220	$15,030
		(The greater of 11% or LIBOR + 10% cash
		plus 4% PIK default, due 8/15/2018) (14)
		NGP/OCI Investments, LLC Class A
		Units representing 24.07% ownership
		of OCI Holdings, LLC		2,500	1,140

Subtotal Affiliate Investments - (5% to 25% owned)				$17,720	$16,170

Non-affiliate Investments - (Less than 5% owned)
ATP Oil & Gas Corporation/	Oil & Natural Gas	Limited Term Royalty Interest		$26,725	$24,813
Bennu Oil & Gas, LLC	Production and Development	(Notional rate of 13.2%) (5)

Castex Energy 2005, LP	Oil & Natural Gas	Redeemable Preferred LP Units	$50,000	50,028	53,790
	Production and Development	(current pay 8% cash, due 7/1/2016) (9)

Chroma Exploration &	Oil & Natural Gas	13,051 Shares Series A Participating		2,222	-
Production, Inc.	Production and Development	Convertible Preferred Stock (6)
		11,918 Shares Series AA Participating		2,090	11
		Convertible Preferred Stock (6)
		8.11 Shares Common Stock		-	-

Crossroads Energy Development, LLC (15)	Oil & Natural Gas	Senior Secured Term Loan	8,975	8,556	8,975
	Production and Development	(The greater of 11.5% or LIBOR +
		10.5%, due 5/24/2016)
		2% Overriding Royalty Interest		153	1,040
		Warrants (11)		237	310

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2014

(In Thousands, Except Share Amounts and Percentages)

(Unaudited)

(Continued)

Portfolio Company	Industry Segment	Investment (1)	Principal	Cost	Fair Value (2)
PORTFOLIO INVESTMENTS - Continued
Non-affiliate Investments - (Less than 5% owned) - Continued
Globe BG, LLC	Coal Production	Contingent earn-out related to July 2011 sale		$-	$-
		of royalty interests in Alden Resources, LLC (8)

Huff Energy Holdings, Inc.	Oil & Natural Gas	Senior Secured Term Loan	$6,250	6,186	6,250
	Production and Development	(The greater of 12.5% or LIBOR +
		8.5%, due 11/20/2015)
		3% Overriding Royalty Interest (12)		42	44
		Warrants (13)		42	44

KOVA International, Inc.	Medical Supplies	Senior Subordinated Notes	9,000	8,853	9,000
	Manufacturing and Distribution	(12.75%, due 8/15/2018)

Myriant Corporation	Alternative Fuels and	131,741 shares of common stock, representing		419	-
	Specialty Chemicals	0.56% of the outstanding common shares
		Warrants (7)		49	-

Nekoosa Coated Products Holdings, Inc.	Coated Paper Products	Second Lien Term Loan	17,927	17,629	18,106
	Manufacturing and Distribution	(13% cash plus 2% PIK, due 10/22/2018)

Shoreline Energy, LLC	Oil & Natural Gas	Second Lien Term Loan	13,806	13,429	13,806
	Production and Development	(The greater of 10.25% or LIBOR plus
		9%, or the greater of 10.25% or
		Prime plus 8%, due 3/27/2019)

Talos Production, LLC	Oil & Natural Gas	Senior Unsecured Notes
	Production and Development	(9.75%, due 2/15/2018) (3)	12,000	11,944	12,720

Subtotal Non-affiliate Investments - (Less than 5% owned)				$148,604	$148,909
Subtotal Portfolio Investments (80.0% of total investments)				$194,966	$183,663

GOVERNMENT SECURITIES
U.S. Treasury Bills (4)			$46,000	$46,000	$46,000
Subtotal Government Securities (20.0% of total investments)				$46,000	$46,000

TOTAL INVESTMENTS				$240,966	$229,663

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2014

(Unaudited)

(Continued)

NOTES TO CONSOLIDATED SCHEDULE OF INVESTMENTS

(1)	All of our portfolio investments are collateral for obligations under our Investment Facility. Our investments in U.S. Treasury Bills are collateral for obligations under our Treasury Facility. See Note 3 of Notes to Consolidated Financial Statements. Percentages represent interest rates in effect at the end of the period and due dates represent the contractual maturity dates. Warrants, common stocks, units and earn-outs are non-income producing securities, unless otherwise stated.

(2)	Our Board of Directors determines, in good faith, the final estimates of fair value of our investments. Fair value estimates are determined using unobservable inputs (Level 3 hierarchy), unless otherwise stated.

(3)	Fair value estimate is determined using prices with observable market inputs (Level 2 hierarchy). See Note 7 of Notes to Consolidated Financial Statements.

(4)	Fair value is determined using prices for identical securities in active markets (Level 1 hierarchy). See Note 7 of Notes to Consolidated Financial Statements.

(5)	We have determined that this investment is not a "qualifying asset" under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. We monitor the status of these assets on an ongoing basis.

(6)	Non-accrual status.

(7)	Myriant Corporation warrants expire on August 15, 2015 and provide us the right to purchase 32,680 shares of Myriant Corporation common stock at a purchase price of $10.00 per share.

(8)	Contingent payment of up to $6.8 million is dependent upon Alden Resources, LLC’s ability to achieve certain sales volume and operating efficiency levels during the three year period ending July 2014.

(9)	Upon redemption, we will receive the outstanding face amount plus an option to elect to receive either: a) a cash payment resulting in a total 12% IRR (inclusive of the 8% cash distributions) or b) our pro rata share of 2% of the outstanding regular limited partner interests in Castex Energy 2005, LP (0.67% net to us).

(10)	The fair value of our Contour Highwall Holdings, LLC membership units also includes the value attributable to our ownership of 8,000 shares of Bundy Auger Mining, Inc. common stock.

(11)	Crossroads Energy Development, LLC, or Crossroads, warrants expire seven years after repayment of the Term Loan and entitle us to purchase 21,529 Class A Units for $0.01 per unit, representing 18% ownership in Crossroads, with a step-down feature to 9% based on the achievement of certain return thresholds upon liquidation or settlement.

(12)	Huff Energy Holdings, Inc., or HEH, overriding royalty interests are after payout. HEH has the right to purchase the overriding royalty interests on, or before, the maturity date of the Term Loan for $50,000, provided that the Term Loan is repaid by the maturity date.

(13)	HEH warrants expire seven years after repayment of the Term Loan and entitle us to purchase 30% of the outstanding equity at $0.01 per share. HEH has the right to purchase these warrants on, or before, the maturity date of the Term Loan for $50,000, provided that the Term Loan is repaid by the maturity date.

(14)	Effective July 9, 2014, we executed a third amendment to our credit agreement with OCI Holdings, LLC, or OCI, to amend certain covenant limits in exchange for increases in OCI’s interest to the greater of 12% or LIBOR plus 11% cash, plus 3% PIK.

(15)	In July 2014, Crossroads repaid its Senior Secured Term Loan in full and purchased their overriding royalty interests and warrants for $1.35 million.

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2013

(In Thousands, Except Share Amounts and Percentages)

Portfolio Company	Industry Segment	Investment (1)	Principal	Cost	Fair Value (2)
PORTFOLIO INVESTMENTS
Control Investments - Majority Owned (50% or more owned)
Contour Highwall Holdings, LLC (8)	Coal Mining	Senior Secured Term Loan	$10,344	$10,379	$10,344
		(12%, due 10/14/2015)
		800 Membership Units representing		-	836
		80% of the common equity (11)

Spirit Resources, LLC	Oil & Natural Gas	Tranche A - Senior Secured Term Loan	5,500	5,406	5,500
	Production and Development	(The greater of 8% or LIBOR + 4%,
		due 4/28/2015)
		Tranche B - Senior Secured Term Loan	3,664	3,664	3,664
		(The greater of 15% PIK or LIBOR + 11%,
		due 10/28/2015)
		80,000 Preferred Units representing		8,000	3,356
		100% of the outstanding equity
		3% Overriding Royalty Interest		10	518

Subtotal Control Investments - Majority Owned (50% or more owned)				$27,459	$24,218

Affiliate Investments - (5% to 25% owned)
OCI Holdings, LLC	Home Health Services	Subordinated Note	$15,268	$15,010	$15,268
		(The greater of 11% or LIBOR + 10%
		cash plus 2% PIK, due 8/15/2018)
		NGP/OCI Investments, LLC Class A
		Units representing 24.07% ownership
		of OCI Holdings, LLC		2,500	1,775

Subtotal Affiliate Investments - (5% to 25% owned)				$17,510	$17,043

Non-affiliate Investments - (Less than 5% owned)
ATP Oil & Gas Corporation	Oil & Natural Gas	Limited Term Royalty Interest		$28,704	$28,966
	Production and Development	(Notional rate of 13.2%) (5)

Castex Energy 2005, LP	Oil & Natural Gas	Redeemable Preferred LP Units	$50,000	50,034	52,760
	Production and Development	(current pay 8% cash, due 7/1/2016) (10)

Chroma Exploration &	Oil & Natural Gas	13,051 Shares Series A Participating		2,222	-
Production, Inc.	Production and Development	Convertible Preferred Stock (6)
		11,918 Shares Series AA Participating		2,090	21
		Convertible Preferred Stock (6)
		8.11 Shares Common Stock		-	-

Crossroads Energy Development, LLC	Oil & Natural Gas	Senior Secured Term Loan	8,975	8,463	8,975
	Production and Development	(The greater of 11.5% or LIBOR +
		10.5%, due 5/24/2016)
		2% Overriding Royalty Interest		166	546
		Warrants (12)		237	796

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2013

(In Thousands, Except Share Amounts and Percentages)

(Continued)

Portfolio Company	Industry Segment	Investment (1)	Principal	Cost	Fair Value (2)
PORTFOLIO INVESTMENTS - Continued
Non-affiliate Investments - (Less than 5% owned) - Continued
Globe BG, LLC	Coal Production	Contingent earn-out related to July 2011 sale		$-	$-
		of royalty interests in Alden Resources, LLC (9)

GMX Resources, Inc.	Oil & Natural Gas	Senior Secured Second-Priority Notes	$12,661	9,452	70
	Production and Development	(9%, due 3/2/2018) (6) (15)

Huff Energy Holdings, Inc.	Oil & Natural Gas	Senior Secured Term Loan	7,000	6,916	7,000
	Production and Development	(The greater of 12.5% or LIBOR +
		8.5%, due 11/20/2015)
		3% Overriding Royalty Interest (13)		42	42
		Warrants (14)		42	42

KOVA International, Inc.	Medical Supplies	Senior Subordinated Notes	9,000	8,841	9,000
	Manufacturing and Distribution	(12.75%, due 8/15/2018)

Midstates Petroleum Company	Oil & Natural Gas	Senior Unsecured Notes	13,000	13,367	14,137
	Production and Development	(10.75%, due 10/1/2020) (3) (5)

Myriant Corporation	Alternative Fuels and	131,741 shares of common stock, representing		419	640
	Specialty Chemicals	0.56% of the outstanding common shares
		Warrants (7)		49	30

Nekoosa Coated Products Holdings, Inc.	Coated Paper Products	Second Lien Term Loan	17,748	17,427	17,748
	Manufacturing and Distribution	(13% cash plus 2% PIK, due 10/22/2018)

Shoreline Energy, LLC	Oil & Natural Gas	Second Lien Term Loan	14,000	13,594	14,000
	Production and Development	(The greater of 10.25% or LIBOR plus
		9%, or the greater of 10.25% or
		Prime plus 8%, due 3/27/2019)

Talos Production, LLC	Oil & Natural Gas	Senior Unsecured Notes
	Production and Development	(9.75%, due 2/15/2018) (3)	15,000	14,923	15,337

Subtotal Non-affiliate Investments - (Less than 5% owned)				$176,988	$170,110
Subtotal Portfolio Investments (82.1% of total investments)				$221,957	$211,371

GOVERNMENT SECURITIES
U.S. Treasury Bills (4)			$46,000	$46,000	$46,000
Subtotal Government Securities (17.9% of total investments)				$46,000	$46,000

TOTAL INVESTMENTS				$267,957	$257,371

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2013

(Continued)

NOTES TO CONSOLIDATED SCHEDULE OF INVESTMENTS

1)	All of our portfolio investments are collateral for obligations under our Investment Facility. Our investments in U.S. Treasury Bills are collateral for obligations under our Treasury Facility. See Note 3 of Notes to Consolidated Financial Statements. Percentages represent interest rates in effect at the end of the period and due dates represent the contractual maturity dates. Warrants, common stocks, units and earn-outs are non-income producing securities, unless otherwise stated.
2)	Our Board of Directors determines, in good faith, the final estimates of fair value of our investments. Fair value estimates are determined using unobservable inputs (Level 3 hierarchy), unless otherwise stated.
3)	Fair value estimate is determined using prices with observable market inputs (Level 2 hierarchy).See Note 7 of Notes to Consolidated Financial Statements.
4)	Fair value is determined using prices for identical securities in active markets (Level 1 hierarchy).See Note 7 of Notes to Consolidated Financial Statements.
5)	We have determined that this investment is not a "qualifying asset" under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. We monitor the status of these assets on an ongoing basis.
6)	Non-accrual status.
7)	Myriant Corporation warrants expire on August 15, 2015 and provide us the right to purchase 32,680 shares of Myriant Corporation common stock at a purchase price of $10.00 per share.
8)	Effective January 14, 2013, Pallas Contour Mining, LLC changed its name to Contour Highwall Holdings, LLC.
9)	Contingent payment of up to $6.8 million is dependent upon Alden Resources, LLC’s ability to achieve certain sales volume and operating efficiency levels during the three year period ending July 2014.
10)	Upon redemption, we will receive the outstanding face amount plus an option to elect to receive either: a) a cash payment resulting in a total 12% IRR (inclusive of the 8% cash distributions) or b) our pro rata share of 2% of the outstanding regular limited partner interests in Castex Energy 2005, LP (0.67% net to us).
11)	The fair value of our Contour Highwall Holdings, LLC membership units also includes the value attributable to our ownership of 8,000 shares of Bundy Auger Mining, Inc. common stock.
12)	Crossroads Energy Development, LLC, or Crossroads, warrants expire seven years after repayment of the Term Loan and entitle us to purchase 21,529 Class A Units, representing 18% ownership in Crossroads, for $0.01 per unit.
13)	Huff Energy Holdings, Inc., or HEH, overriding royalty interests are after payout. HEH has the right to purchase the overriding royalty interests on, or before, the maturity date of the Term Loan for $50,000, provided that the Term Loan is repaid by the maturity date.
14)	HEH warrants expire seven years after repayment of the Term Loan and entitle us to purchase 30% of the outstanding equity at $0.01 per share. HEH has the right to purchase these warrants on, or before, the maturity date of the Term loan for $50,000, provided that the Term Loan is repaid by the maturity date.
15)	On January 14, 2014, we sold all of our investment in GMX Resources, Inc. Senior Secured Second-Priority Notes for $70,000.

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

CONSOLIDATED FINANCIAL HIGHLIGHTS

(Unaudited)

	For The Six Months Ended June 30,
	2014	2013
Per Share Data (1)
Net asset value, beginning of period	$9.20	$9.57
Net investment income	0.17	0.37
Net realized and unrealized loss on investments (2)	(0.48)	(0.57)
Net decrease in net assets resulting from operations	(0.31)	(0.20)
Dividends declared	(0.32)	(0.32)
Other (3)	-	0.08
Net asset value, end of period	$8.57	$9.13

Market value, beginning of period	$7.47	$7.22
Market value, end of period	$6.23	$6.13
Market value return (4)	(12.5)%	(11.1)%
Net asset value return (4)	(2.3)%	(0.2)%

Ratios and Supplemental Data
($ and shares in thousands)
Net assets, end of period	$175,581	$187,148
Average net assets	$183,323	$194,688
Common shares outstanding, end of period	20,499	20,499
Net investment income/average net assets (5)	3.7%	8.1%
Portfolio turnover rate	0.7%	33.5%
Total operating expenses/average net assets (5) (6)	8.7%	7.9%
Net decrease in net assets resulting from
operations/average net assets (5)	(7.1)%	(4.2)%

Expense Ratios (as a percentage of average net assets) (5)
Interest expense and bank fees	1.3%	1.9%
Management and incentive fees	2.9%	3.3%
Other operating expenses (6)	4.5%	2.7%
Total operating expenses (6)	8.7%	7.9%

(1)	Per Share Data is based on weighted average number of common shares outstanding for the period.
(2)	May include a balancing amount necessary to reconcile the change in net asset value per share with other per share information presented. This amount may not agree with the aggregate gains and losses for the period because the difference in the net asset value at the beginning and end of the period may not equal the per share changes of the line items disclosed.
(3)	Represents the impact of common stock repurchases.
(4)	Return calculations assume reinvestment of dividends and are not annualized.
(5)	Annualized.
(6)	Net of legal fee reimbursements of $0.9 million and $2.4 million in 2014 and 2013, respectively. Excluding these legal fee reimbursements, other operating expense ratio and total operating expense ratios would have been 5.5% and 5.1% and 9.7% and 10.3%, respectively, for the six months ended June 30, 2014 and 2013.

(See accompanying notes to consolidated financial statements)

NGP CAPITAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

Note 1: Organization and Recent Developments

These consolidated financial statements present the financial position, results of operations and cash flows of NGP Capital Resources Company and its consolidated subsidiaries. The terms “we,” “us,” “our” and “NGPC” refer to NGP Capital Resources Company and its consolidated subsidiaries. We are a financial services company organized in July 2004 as a Maryland corporation to invest primarily in small and mid-size private energy companies. In 2012, we expanded our investment strategy to also include middle market companies not engaged in the energy industry. Our investment objective is to generate both current income and capital appreciation primarily through debt investments with certain equity components. We are a closed-end, non-diversified management investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940, or the 1940 Act. In addition, for federal income tax purposes we operate so as to be treated as a regulated investment company, or RIC, under the Internal Revenue Code of 1986, as amended, or the Code. We have several direct and indirect subsidiaries that are single member limited liability companies and wholly-owned limited partnerships established to hold certain portfolio investments or provide services to us in accordance with specific rules prescribed for a company operating as a RIC. We consolidate the financial results of our wholly-owned subsidiaries for financial reporting purposes, and we do not consolidate the financial results of our portfolio companies. Our external manager, NGP Investment Advisor, LP, or our Manager, conducts our operations pursuant to an Investment Advisory Agreement (see Note 4). NGP Energy Capital Management, L.L.C. and NGP Administration, LLC, or our Administrator, together own 100% of our Manager.

On July 21, 2014, we entered into an agreement with Oak Hill Advisors, L.P., or OHA, pursuant to which OHA will become our new investment advisor, subject to approval by our stockholders and other conditions. OHA is an independent investment firm specializing in credit investments across various industries throughout the U.S. and Europe. Pursuant to the agreement and subject to the terms and conditions set forth therein, including stockholder approval, the Company and OHA will enter into a series of agreements and transactions to be closed simultaneously, that will result in the following:

•	OHA will become the investment advisor and administrator for the Company, replacing our Manager and our Administrator, under a new investment advisory agreement and a new administration agreement;
•	Our Board of Directors will be replaced by a new slate of five directors appointed by OHA;
•	The Company will change its name to “OHA Investment Corporation”; and
•	An affiliate of OHA will purchase $5 million of our common stock, of which $1 million will be purchased from us at closing, in newly issued shares at a price equal to our net asset value per share. The remaining $4 million will be purchased in open market transactions within one year after closing, or in newly issued shares at our net asset value per share if not purchased within such one-year period.

The appointment of OHA as our new investment advisor is subject to the approval of our stockholders, and the closing of these transactions is subject to customary lender and regulatory approvals and the satisfaction of customary closing conditions. Subject to such approvals, we expect that these transactions will close in September 2014.

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

	Per Share
Declaration Date	Amount	Record Date	Payment Date
March 18, 2013	$0.16	March 29, 2013	April 8, 2013
June 10, 2013	0.16	June 28, 2013	July 8, 2013
September 10, 2013	0.16	September 30, 2013	October 7, 2013
December 3, 2013	0.16	December 27, 2013	January 6, 2014
March 18, 2014	0.16	March 31, 2014	April 7, 2014
June 10, 2014	0.16	June 30, 2014	July 7, 2014

Note 3: Credit Facilities and Borrowings

On May 23, 2013, we entered into a $72.0 million Third Amended and Restated Revolving Credit Agreement, or the Investment Facility, which replaced our previous investment credit facility. The total amounts outstanding under the Investment Facility were $42.0 million and $53.0 million as of June 30, 2014 and December 31, 2013, respectively. Substantially all of our assets except our investments in U.S. Treasury Bills are collateral for the obligations under the Investment Facility. The Investment Facility matures on May 23, 2016, and bears interest, at our option, at either (i) LIBOR plus 325 to 475 basis points, or (ii) the base rate plus 225 to 375 basis points, both based on our amounts outstanding. As of June 30, 2014, the average interest rate on our outstanding balance of $42.0 million was 3.9%, and an additional $30.0 million was available for borrowing under the Investment Facility. We repaid the entire balance outstanding under the Investment Facility in July 2014.

On March 31, 2011, we entered into a $30.0 million Treasury Secured Revolving Credit Agreement, or the Treasury Facility, which was later increased to $45.0 million, that can only be used to purchase U.S. Treasury Bills. Proceeds from the Treasury Facility facilitate the growth of our investment portfolio and provide flexibility in the sizing of our portfolio investments. On September 24, 2013, we entered into a fourth amendment to the Treasury Facility which extended the expiration date to September 24, 2014 and increased the applicable margins to either (i) LIBOR plus 150 basis points or (ii) the base rate plus 50 basis points. We have the right at any time to prepay the loans, in whole or in part, without premium or penalty. As of June 30, 2014, we had $45.0 million outstanding and no additional amount available for borrowing under the Treasury Facility, and the interest rate on our outstanding balance was 1.6% (LIBOR plus 150 basis points). We repaid the entire balance outstanding under the Treasury Facility in July 2014 with proceeds from the sale of U.S. Treasury Bills.

The Investment and Treasury Facilities contain affirmative and reporting covenants and certain financial ratio and restrictive covenants that apply to our subsidiaries and us. We complied with these covenants as of June 30, 2014 and had no existing defaults or events of default under either facility. The most restrictive covenants are:

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

Incentive Fee: The incentive fee under the Investment Advisory Agreement consists of two parts. We calculate the first part of the incentive fee, the Investment Income Incentive Fee, as 20% of the excess, if any, of our net investment income for the quarter that exceeds a quarterly hurdle rate equal to 2% (8% annualized) of our net assets. We calculate and pay this Investment Income Incentive Fee quarterly in arrears. For the purpose of this fee calculation, net investment income means interest income, dividend income, royalty income and any other income (including any other fees, such as commitment, origination, syndication, structuring, diligence, managerial assistance, monitoring, and consulting fees or other fees that we receive from portfolio companies) accrued during the fiscal quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement, and interest expense, but excluding the incentive fee). Accordingly, we may pay an incentive fee based partly on accrued interest, the collection of which is uncertain or deferred. Net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income that we have not yet received in cash. Net investment income does not include any realized capital gains, realized capital losses, or unrealized capital appreciation or depreciation. For the three-and six-month periods ended June 30, 2014, we did not incur any Investment Income Incentive Fees. For the three- and six- month periods ended June 30, 2013, we incurred Investment Income Incentive Fees totaling $0.4 million.

We calculate the second part of the incentive fee, the Capital Gains Fee, as (1) 20% of (a) our net realized capital gains (realized capital gains less realized capital losses) on a cumulative basis from the closing date of our initial public offering to the end of such fiscal year, less (b) any unrealized capital depreciation at the end of such fiscal year, less (2) the aggregate amount of all Capital Gains Fees paid to our Manager in prior fiscal years. We determine and pay the Capital Gains Fee in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date). For accounting purposes only, in order to reflect the theoretical Capital Gains Fee that would be payable for a given period as if all unrealized capital gains were realized, we accrue a Capital Gains Fee as described above (in accordance with the terms of the Investment Advisory Agreement), plus 20% of unrealized capital gains on investments held at the end of such period. It should be noted that the portion of the accruals for the Capital Gains Fees attributable to unrealized capital gains will not necessarily be payable under the Investment Advisory Agreement, and may never be paid based on the computation of Capital Gains Fees in subsequent periods. As of June 30, 2014, we had cumulative net capital losses of $85.0 million and cumulative net unrealized capital depreciation of $8.2 million. We have not incurred any Capital Gains Fees since 2007.

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

If the transactions described in Note 1 take effect, OHA will become our investment advisor, replacing our Manager under a new investment advisory agreement.

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

We owed $256,000 and $296,000 to our Administrator as of June 30, 2014 and December 31, 2013, respectively, for expenses incurred on our behalf for the final month of the respective quarterly period. We include these amounts in accounts payable and accrued expenses. Our Board of Directors originally approved the Administration Agreement on November 9, 2004. Our Board of Directors and a majority of our independent directors must approve the continuation of the Administration Agreement at least annually. On October 30, 2013, our Board of Directors, including all of the independent directors, approved an extension of the Administration Agreement through November 9, 2014.

If the transactions described in Note 1 take effect, OHA will become our administrator, replacing our Administrator, under a new administration agreement.

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

Note 6: Commitments and Contingencies

As of June 30, 2014, we had investments in or commitments to fund investments in 14 portfolio companies totaling $199.8 million. Of this total, $197.7 million was outstanding and $2.1 million remained committed and available to fund. Generally, these commitments have fixed expiration dates, and we may not fund the entire $2.1 million of commitments before they expire. We do not report the unfunded portions of these commitments on our consolidated balance sheets.

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

ATP Litigation. On August 17, 2012, ATP Oil & Gas Corporation, or ATP, filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Texas. Prior to the bankruptcy filing, we purchased limited term overriding royalty interests, or ORRIs, in certain offshore oil and gas producing properties operated by ATP (generally, the Gomez and Telemark properties). On August 23, 2012, on a motion filed by ATP (Bankr. Dkt. No.15), the bankruptcy judge presiding over ATP’s case signed an order (Bankr. Dkt. No. 191) ordering ATP to pay amounts received after August 17, 2012 to those parties it believes are entitled to receive them, including the ORRI holders, provided that the owners of the ORRIs execute a disgorgement agreement providing for the repayment to ATP of any amounts that the bankruptcy court later finds to have been inappropriately paid. We executed the disgorgement agreement and began receiving monthly distributions in September 2012 from ATP of our share of production proceeds received by ATP after August 17, 2012. As of June 30, 2014, our unrecovered investment was $26.9 million, and we had received aggregate production payments of $28.9 million subject to the disgorgement agreement. In addition, as of June 30, 2014, we had incurred legal and consulting fees totaling $4.2 million in connection with the enforcement of our rights under the ORRIs, $3.2 million of which has been added to the unrecovered investment balance under the terms of the ORRI transaction documents. Legal and consulting fees totaling $0.9 million, net of a $0.1 million reserve, and $0.5 million as of June 30, 2014 and December 31, 2013, respectively, are included in accounts receivable and other current assets on our consolidated balance sheets.

On October 17, 2012, we filed a lawsuit against ATP styled: NGP Capital Resources Company v. ATP Oil & Gas Corporation, Adv. Proc. No. 12-03443, in the U.S. Bankruptcy Court for the Southern District of Texas, seeking a declaration that the ORRIs are our property and not property of ATP and that the conveyance and purchase and sale documents are not executory contracts that may be rejected in order to remove or recharacterize our interests in the properties. ATP filed an answer and counterclaim in which it (a) denies that the ORRIs are valid and enforceable, (b) seeks a declaration that (i) the ORRIs are a financing agreement and not a true sale and (ii) the ORRIs are executory contracts that are subject to rejection under 11 U.S.C. Sec. 365, and (c) seeks disgorgement from us of amounts paid to us since August 17, 2012, the date of filing of ATP’s Chapter 11 proceeding. The United States, on behalf of the Department of the Interior, intervened in the lawsuit, arguing that the underlying leases are unexpired leases of real property or executory contracts (and not real property conveyances) and are subject to rejection by ATP. Certain service companies claiming statutory liens or privileges have intervened in the lawsuit for the purposes of establishing that their liens and privileges are superior to our rights and asserting related claims for disgorgement of proceeds paid to us by ATP. The Bank of New York Mellon Trust Company, N.A., the secondary lien holder, has also intervened in the lawsuit, arguing (i) the ORRIs are a financing agreement and not a true sale, (ii) our claims are barred, waived, released and/or otherwise foreclosed by the express terms of the conveyance of the ORRIs, and (iii) either we have not met a condition precedent or we failed to perform or substantially perform our contractual obligations. The issues in the lawsuit have been bifurcated such that the issues of (i) whether the conveyances and transactions between us and ATP constituted outright transfers of ownership and (ii) whether the conveyances are executory contracts or leases that ATP may reject, will be tried first. This lawsuit is currently pending, and the initial trial date was abated along with certain other deadlines pending consideration of various motions. In that context, we filed a motion to appeal the denial of a Motion for Summary Judgment on an interlocutory basis. After that motion was denied by the United States District Court, we filed a Motion for Reconsideration of the summary judgment denial with the bankruptcy court. A new scheduling order has not been entered. We intend to vigorously defend our position that the ORRIs constitute real property interests and are fully valid and enforceable pursuant to their terms, and we intend to vigorously defend our position that the service companies’ statutory liens and privileges do not attach to our ORRIs and/or are not superior to our rights.

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

On March 7, 2014, Bennu filed complaints seeking declaratory judgments that it acquired the Telemark properties free and clear of liens asserted by certain statutory lien claimants, thereby commencing the adversary proceedings styled Bennu Oil & Gas LLC v. Frank’s Casing Crew & Rental Tools, Inc., et. al., (Adv. No. 14-03060), or the Frank’s Casing Adversary, and Bennu Oil & Gas LLC v. Advanced Fire & Safety LLC, et. al., (Adv. No. 14-03056), or the Advanced Fire Adversary. Two of the defendants in the Advanced Fire Adversary filed counterclaims seeking declaratory judgments regarding the extent, validity and priority of their alleged liens. We sought and were granted leave to intervene in the Frank’s Casing and Advanced Fire Adversaries to protect our rights in connection with any determinations relating to the extent, validity and priority of liens against the Telemark properties. These proceedings are pending, and an initial scheduling conference has not been set.

Separately, ATP (through a motion filed by the Official Committee of Unsecured Creditors on October 31, 2012) threatened to bring a fraudulent transfer action against us, in which ATP would allege that (a) ATP was insolvent at the time of the assignment of the ORRIs to us, (b) that ATP received less than fair value from us in exchange for the assignments of the ORRIs and (c) as a result, the assignments should be set aside. The motion was abated and the referenced claim has not been asserted. We vigorously deny these allegations.

On June 26, 2014, the bankruptcy court entered an order converting ATP’s bankruptcy case to a case under Chapter 7 of the U.S. Bankruptcy Code. Rodney D. Tow was appointed as Chapter 7 Trustee of ATP’s bankruptcy estate.

Note 7: Fair Value

Investments consisted of the following as of June 30, 2014 and December 31, 2013:

	June 30, 2014				December 31, 2013
		% of		% of		% of		% of
(Dollar amounts in thousands)	Cost	Total	Fair Value	Total	Cost	Total	Fair Value	Total
Portfolio investments
Senior secured debt	$35,374	14.7%	$32,678	14.2%	$34,828	13.0%	$35,483	13.8%
Subordinated debt	67,075	27.8%	68,662	29.9%	92,614	34.5%	85,560	33.2%
Limited term royalties	26,725	11.1%	24,813	10.8%	28,704	10.7%	28,966	11.4%
Contingent earn-out	-	0.0%	-	0.0%	-	0.0%	-	0.0%
Royalty interests	205	0.1%	1,594	0.7%	218	0.1%	1,106	0.4%
Redeemable preferred units	50,028	20.8%	53,790	23.4%	50,034	18.7%	52,760	20.5%
Equity securities
Membership and partnership units	10,500	4.3%	1,761	0.8%	10,500	3.9%	5,967	2.3%
Participating preferred stock	4,312	1.8%	11	0.0%	4,312	1.6%	21	0.0%
Common stock	419	0.2%	-	0.0%	419	0.2%	640	0.2%
Warrants	328	0.1%	354	0.2%	328	0.1%	868	0.3%
Total equity securities	15,559	6.4%	2,126	1.0%	15,559	5.8%	7,496	2.8%
Total portfolio investments	194,966	80.9%	183,663	80.0%	221,957	82.8%	211,371	82.1%
Government securities
U.S. Treasury Bills	46,000	19.1%	46,000	20.0%	46,000	17.2%	46,000	17.9%
Total investments	$240,966	100.0%	$229,663	100.0%	$267,957	100.0%	$257,371	100.0%

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

•	Investment Team Valuation. The investment professionals of our Manager prepare fair value estimates for each investment.

•	Investment Team Valuation Documentation. The investment team documents and discusses its preliminary fair value estimates with senior management of our Manager.

•	Presentation to Valuation Committee. Senior management presents the valuation analyses and fair value estimates to the Valuation Committee of our Board of Directors.

•	Third Party Valuation Activity. The Valuation Committee and our Board of Directors, in their discretion, may retain an independent valuation firm to review any or all of the valuation analyses and fair value estimates provided by the investment team of our Manager. The Valuation Committee retained an independent valuation firm in connection with the fair value estimates of our middle market non-energy investments beginning with the quarter ended September 30, 2013. As of June 30, 2014, our middle market non-energy investments collectively represented 24% of the total fair value of our portfolio investments at such date.

•	Board of Directors and Valuation Committee. The Board of Directors and Valuation Committee review and discuss the valuation analyses and fair value estimates provided by the investment team of our Manager and the analysis of the independent valuation firm, if applicable.

•	Final Valuation Determination. Our Board of Directors discusses the fair value estimates recommended by the Valuation Committee and determines the fair value of each investment in our portfolio, in good faith, based on the input of the investment team of our Manager, our Valuation Committee and the independent valuation firm, if any.

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

Contingent Earn-Out: Our contingent earn-out investment resulted from the sale of our investment in Alden Resources, LLC to Globe BG, LLC in July 2011. The amount of the payment, up to $6.8 million, is based on a formula involving the number of clean tons of coal produced multiplied by the difference between the company’s cost of production in 2010 and the cost of production during the optimal consecutive twelve-month period during the three-year period ending July 2014. Reportedly, the company’s relative cost of production has not improved since July 2011, so we have estimated the value of the earn-out to be zero.

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

Fair value accounting classifies financial assets and liabilities in their entirety based on the lowest level of input that is significant to the estimated fair value measurement. Our assessment of the significance of a particular input to the estimated fair value measurement requires judgment, and may affect the valuation of assets and liabilities and their placement within the fair value hierarchy levels. We did not have any liabilities measured at fair value at June 30, 2014 or December 31, 2013.

During the three-and six-month periods ended June 30, 2014, none of our investments in portfolio companies changed between the categories of Control Investment-Majority Owned, Affiliate Investments and Non-Affiliate Investments, and there were no transfers between Levels 3, 2 or 1 during the three-and six-month periods ended June 30, 2014 and 2013. During the six-month period ended June 30, 2013, our investment in Spirit Resources, LLC changed from a Non-Affiliate Investment to a Control Investment-Majority Owned.

The following tables set forth our financial assets by level within the fair value hierarchy that we accounted for at fair value as of June 30, 2014 and December 31, 2013 (in thousands):

	Total	Level 1	Level 2	Level 3
June 30, 2014:
Portfolio investments
Control investments - majority owned
Senior secured debt	$17,453	$-	$-	$17,453
Royalty interests	510	-	-	510
Equity securities	621	-	-	621
Total control investments - majority owned	18,584	-	-	18,584
Affiliate investments
Subordinated debt	15,030	-	-	15,030
Equity securities	1,140	-	-	1,140
Total affiliate investments	16,170	-	-	16,170
Non-affiliate investments
Senior secured debt	15,225	-	-	15,225
Subordinated debt	53,632	-	12,720	40,912
Limited term royalties	24,813	-	-	24,813
Contingent earn-out	-	-	-	-
Redeemable preferred units	53,790	-	-	53,790
Royalty interests	1,084	-	-	1,084
Equity securities	365	-	-	365
Total non-affiliate investments	148,909	-	12,720	136,189
Total portfolio investments	183,663	-	12,720	170,943
Government securities
U.S. Treasury Bills	46,000	46,000	-	-
Total investments	$229,663	$46,000	$12,720	$170,943
December 31, 2013:
Portfolio investments
Control investments - majority owned
Senior secured debt	$19,508	$-	$-	$19,508
Royalty interests	518	-	-	518
Equity securities	4,192	-	-	4,192
Total control investments - majority owned	24,218	-	-	24,218
Affiliate investments
Subordinated debt	15,268	-	-	15,268
Equity securities	1,775	-	-	1,775
Total affiliate investments	17,043	-	-	17,043
Non-affiliate investments
Senior secured debt	15,975	-	-	15,975
Subordinated debt	70,292	-	29,474	40,818
Limited term royalties	28,966	-	-	28,966
Contingent earn-out	-	-	-	-
Redeemable preferred units	52,760	-	-	52,760
Royalty interests	588	-	-	588
Equity securities	1,529	-	-	1,529
Total non-affiliate investments	170,110	-	29,474	140,636
Total portfolio investments	211,371	-	29,474	181,897
Government securities
U.S. Treasury Bills	46,000	46,000	-	-
Total investments	$257,371	$46,000	$29,474	$181,897

The following tables present roll-forwards of the changes in the estimated fair value during the three-and six-month periods ended June 30, 2014 and 2013 for all investments for which we determine estimated fair value using unobservable (Level 3) factors (in thousands):

			Net Profits
	Senior Secured	Subordinated	Interests, Royalty
	Debt and	Debt and	Interests
	Limited Term	Redeemable	and Equity	Contingent	Total
	Royalties	Preferred Units	Securities	Earn-out	Investments
Three Months Ended June 30, 2014:
Fair value at March 31, 2014	$61,946	$108,576	$3,071	$-	$173,593
Total gains, (losses) and amortization:
Net unrealized gains (losses)	(3,093)	1,105	656	-	(1,332)
Net amortization of premiums, discounts and fees	113	42	(7)	-	148
New investments, repayments and settlements, net:
New investments	363	-	-	-	363
Payment-in-kind	-	203	-	-	203
Repayments and settlements	(1,838)	(194)	-	-	(2,032)
Fair value at June 30, 2014	$57,491	$109,732	$3,720	$-	$170,943

Six Months Ended June 30, 2014:
Fair value at December 31, 2013	$64,449	$108,846	$8,602	$-	$181,897
Total gains, (losses) and amortization:
Net realized gains (losses)	-	(9,382)	-	-	(9,382)
Net unrealized gains (losses)	(5,524)	10,083	(4,869)	-	(310)
Net amortization of premiums, discounts and fees	219	81	(13)	-	287
New investments, repayments and settlements, net:
New investments	1,479	-	-	-	1,479
Payment-in-kind	145	368	-	-	513
Repayments and settlements	(3,277)	(264)	-	-	(3,541)
Fair value at June 30, 2014	$57,491	$109,732	$3,720	$-	$170,943

Of the net unrealized losses presented in the table above, $9.7 million of such unrealized losses for the six months ended June 30, 2014 were attributable to assets we held at June 30, 2014. We present net unrealized gains (losses) on our consolidated statements of operations as “Net unrealized appreciation (depreciation) on investments.”

			Net Profits
	Senior Secured	Subordinated	Interests, Royalty
	Debt and	Debt and	Interests
	Limited Term	Redeemable	and Equity	Contingent	Total
	Royalties	Preferred Units	Securities	Earn-out	Investments
Three Months Ended June 30, 2013:
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

Six Months Ended June 30, 2013:
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

The following table summarizes the significant unobservable inputs in the fair value measurements of our Level 3 investments by category of investment and valuation technique as of June 30, 2014 (dollars in thousands):

	Fair Value as of	Valuation	Significant	Range of	Weighted
Type of Investment	June 30, 2014	Technique	Unobservable Inputs	Inputs	Average

Senior debt securities and limited term royalties	$56,295	Discounted cash flow	Discount rate	8.0% - 22.5%	16.2%
	1,196	Recent or pending transactions	N/A	N/A	N/A
	57,491

Subordinated debt securities and redeemable preferred units	42,136	Discounted cash flow	Discount rate	11.0% - 18.0%	14.5%
	67,596	Market comparables	Reserve multiples (1)	$9.00 - $15.00	$12.38
			Production multiples (2)	$24.00 - $51.00	$34.91
			EBITDA multiples	3.5x - 5.5x	4.8x
	109,732

Royalty interests and equity securities	1,761	Market comparables	EBITDA multiples	4.0x - 6.5x	5.6x
			Discount for lack of marketability	20%	20%
	11	Market comparables	Reserve multiples (1)	$6.00 - $13.50	$9.60
	1,948	Recent or pending transactions	N/A	N/A	N/A
	3,720

	$170,943

(1)	Based on recent comparable transactions involving similar assets, expressed as price per unit of equivalent barrel of oil in proved reserves.
(2)	Based on recent comparable transactions involving similar assets, expressed as price per daily production of equivalent barrel of oil in proved reserves.

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

The components of gains (losses) on commodity derivative instruments are as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Unrealized gains on commodity derivatives	$-	$83	$-	$167
Realized losses on commodity derivatives	-	(83)	-	(177)

Net losses on commodity derivative instruments	$-	$-	$-	$(10)

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

•	uncertainties associated with the timing and likelihood of transaction closings;
•	changes in the prospects of our portfolio companies;
•	changes in interest rates;
•	the future operating results of our portfolio companies and their ability to achieve their objectives;
•	changes in regional, national or international economic conditions and their impact on the industries in which we invest;
•	continued disruption of credit and capital markets;
•	changes in the conditions of the industries in which we invest;
•	the adequacy of our cash resources and working capital;
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	the ability of our Manager to locate suitable investments for us and to monitor and administer the investments; and
•	other factors enumerated in our filings with the Securities and Exchange Commission, or the SEC.

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

On July 21, 2014, we entered into an agreement with Oak Hill Advisors, L.P., or OHA, pursuant to which OHA will become our new investment advisor, subject to approval by our stockholders and other conditions. OHA is an investment firm specializing in credit investments across various industries throughout the U.S. and Europe. Pursuant to the agreement and subject to the terms and conditions set forth therein, including stockholder approval, the Company and OHA will enter into a series of agreements and transactions to be closed simultaneously, that will result in the following:

•	OHA will become the investment advisor and administrator for the Company, replacing NGP Investment Advisor, LP and NGP Administration, LLC, respectively, under a new investment advisory agreement and a new administration agreement;

•	Our Board of Directors will be replaced by a new slate of five directors appointed by OHA;
•	The Company will change its name to “OHA Investment Corporation”; and
•	An affiliate of OHA will purchase $5 million of our common stock, of which $1 million will be purchased from us at closing, in newly issued shares at a price equal to our net asset value per share. The remaining $4 million will be purchased in open market transactions within one year after closing, or in newly issued shares at our net asset value per share if not purchased within such one-year period.

The appointment of OHA as our new investment advisor is subject to the approval of our stockholders, and the closing of these transactions is subject to customary lender and regulatory approvals and the satisfaction of customary closing conditions. Subject to such approvals, we expect that these transactions will close in September 2014.

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

Portfolio and Investment Activity

On July 11, 2014, Crossroads Energy Development, LLC, or Crossroads, fully repaid its Senior Secured Term Loan in the amount of $9.0 million and repurchased our overriding royalty interest and warrants in Crossroads for a combined $1.4 million, resulting in a capital gain of $1.0 million, or $0.05 per common share. This investment was outstanding for 13 months and generated an internal rate of return of 31.0% and a return on investment of 1.3x.

In June 2014, we sold $3.0 million face amount of our Talos Production, LLC 9.75% Senior Unsecured Notes, or the Talos Notes, at an average price of 105.8, resulting in a capital gain of $0.2 million, or $0.01 per common share.

In April 2014, we sold our $13.0 million face amount of Midstates Petroleum Company 10.75% Senior Subordinated Notes, or the Midstates Notes, at an average price of 108.1, resulting in a capital gain of $0.7 million, or $0.03 per common share. Our investment in the Midstates Notes, which originated in October 2012, generated an internal rate of return of 14.6% with a return on investment of 1.2x.

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

In 2011 and 2012, we purchased from ATP Oil & Gas Corporation, or ATP, limited-term overriding royalty interests, or ORRIs, in certain offshore oil and gas producing properties operated by ATP in the Gulf of Mexico, including $25.0 million paid on July 3, 2012. Under this arrangement, we purchased the right to portions (ranging from 5.0% to 10.8%) of the monthly production proceeds from the various oil and gas properties subject to the ORRIs in ATP’s Gomez and Telemark properties. The terms of the ORRIs provide that they will terminate after we actually receive payments that equal a defined sum calculated (generally) based on our investment in the ORRIs plus a time-value factor at a rate of 13.2 % per annum. On August 17, 2012, ATP filed for protection under Chapter 11 of the U.S. Bankruptcy Code. For more information, please refer to the discussion of the ATP Litigation under the heading “Legal Proceedings” in Note 6, “Commitments and Contingencies,” to Notes to Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q. As of June 30, 2014, our unrecovered investment was $26.9 million, and we had received aggregate production payments of $28.9 million subject to a disgorgement agreement. In addition, as of June 30, 2014, we had incurred legal and consulting fees totaling $4.2 million in connection with the enforcement of our rights under the ORRIs, $3.2 million of which has been added to the unrecovered investment balance under the terms of the ORRI agreements. Legal and consulting fees totaling $0.9 million and $0.5 million as of June 30, 2014 and December 31, 2013, respectively, are included in accounts receivable and other current assets on our consolidated balance sheets.

From commencement of investment operations in November 2004 through June 30, 2014, we have invested $1.1 billion in 47 portfolio companies and received principal repayments, realizations and settlements of $915.6 million. The following table summarizes our investment activity for the six months ended June 30, 2014 and 2013 (dollars in millions):

	2014	2013
Investment portfolio, beginning of period	$227.9	$219.9
New investments	-	78.2
Additional investments in existing clients	2.0	6.8
Principal repayments, realizations and settlements	(32.2)	(73.3)
Investment portfolio, end of period	$197.7	$231.6

Number of portfolio clients at end of period	14	16

The table below shows our portfolio investments by type as of June 30, 2014 and December 31, 2013. We compute yields on investments using interest rates as of the balance sheet date and include amortization of original issue discount and market premium or discount, royalty income and other similar investment income, weighted by their respective costs when averaged. We compute the yield on income from derivatives using estimated derivative income, net of expired options costs. These yields do not include income from any investments on non-accrual status but do include the cost basis of such investments in the denominator. Such weighted average yields are not necessarily indicative of expected total returns on a portfolio.

	June 30, 2014			December 31, 2013
	Weighted			Weighted
	Average	Percentage of Portfolio		Average	Percentage of Portfolio
	Yields	Cost	Fair Value	Yields	Cost	Fair Value
Senior secured debt	10.8%	18.1%	17.8%	12.6%	15.7%	16.8%
Subordinated debt	13.3%	34.3%	37.4%	11.1%	41.7%	40.5%
Limited term royalties	13.8%	13.7%	13.5%	13.8%	12.9%	13.7%
Contingent earn-out	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Royalty interests	94.3%	0.1%	0.9%	78.2%	0.1%	0.5%
Redeemable preferred units	8.0%	25.8%	29.3%	8.0%	22.6%	25.0%
Equity securities
Membership and partnership units	0.0%	5.4%	0.9%	0.0%	4.7%	2.8%
Participating preferred stock	0.0%	2.2%	0.0%	0.0%	1.9%	0.0%
Common stock	0.0%	0.2%	0.0%	0.0%	0.2%	0.3%
Warrants	0.0%	0.2%	0.2%	0.0%	0.2%	0.4%
Total equity securities	0.0%	8.0%	1.1%	0.0%	7.0%	3.5%
Total portfolio investments	10.6%	100.0%	100.0%	10.2%	100.0%	100.0%

As of June 30, 2014 and December 31, 2013, the total fair value of our portfolio investments was $183.7 million and $211.4 million, respectively. Of those fair value totals, approximately $170.9 million, or 93%, as of June 30, 2014, and $181.9 million, or 86%, as of December 31, 2013, are measured using significant unobservable (i.e., Level 3) inputs.

Results of Operations

Investment Income

During the three months ended June 30, 2014, our total investment income was $5.5 million, decreasing $4.1 million, or 43%, compared to $9.6 million in the corresponding period of 2013. The decrease in 2014 was primarily attributable to “make whole” interest income earned in 2013 totaling $2.5 million from the repayments of loans from Castex Energy Development Fund, LLC, or CDF, and Resaca Exploitation, Inc., or Resaca, and as a result of a decrease in the size of our investment portfolio due to sales, repayments and settlements in excess of new investments between the two periods. Our portfolio balance, on a cost basis, decreased from $226.2 million at June 30, 2013 to $195.0 million at June 30, 2014, primarily as a result of net sales, redemptions and settlements in excess of new portfolio investments. Our weighted average yield increased from 9.9% at June 30, 2013 to 10.6% at June 30, 2014, primarily as a result of the realization of our non-accruing investment in the GMX 2018 Notes during January 2014, and the addition of new investments during 2013 with higher interest rates.

During the six months ended June 30, 2014, investment income decreased by $4.0 million, or 26%, to $11.4 million compared to the same period in 2013. The decrease in 2014 is primarily attributable to $2.5 million of “make whole” interest from the repayments mentioned above and lower average portfolio balances in 2014.

The table below summarizes our non-accruing and non-income producing investments:

	June 30, 2014		December 31, 2013
(Dollars in thousands)	Cost	Fair Value	Cost	Fair Value
Non-accruing investments
Chroma Exploration & Production, Inc.	$4,312	$11	$4,312	$21
GMX Resources, Inc. second-priority notes (sold in January 2014)	-	-	9,452	70
Spirit Resources, LLC - Tranche B (non-accrual 3/31/14)	4,409	1,196	N/A	N/A
Total non-accruing investments	8,721	1,207	13,764	91
Non-income producing investments
Contour Highwall Holdings, LLC units	-	621	-	836
Crossroads Energy Development, LLC warrants	237	310	237	796
Globe BG, LLC (contingent Alden Resources royalty earn-out)	-	-	-	-
Huff Energy Holdings, Inc. warrants and overriding royalty (after pay-out)	84	88	84	84
Myriant Corporation common stock and warrants	468	-	468	670
NGP/OCI Investments, LLC Class A Units	2,500	1,140	2,500	1,775
Spirit Resources, LLC preferred units	8,000	-	8,000	3,356
Total non-income producing investments	11,289	2,159	11,289	7,517
Total non-accruing and non-income producing investments	$20,010	$3,366	$25,053	$7,608

Operating Expenses

The table below summarizes the components of our operating expenses (in thousands):

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Interest expense and bank fees	$551	$998	$1,164	$1,813
Management and incentive fees	1,306	1,830	2,652	3,197
Professional fees, insurance expenses and other G&A	2,164	1,299	4,130	2,585
Total operating expenses	$4,021	$4,127	$7,946	$7,595

For the three months ended June 30, 2014, operating expenses were $4.0 million, decreasing $0.1 million, or 2%, compared to $4.1 million for the quarter ended June 30, 2013. Interest expense and fees on our credit facilities were $0.6 million for the three months ended June 30, 2014, compared to $1.0 million for the three months ended June 30, 2013, as a result of decreased borrowing levels supporting our smaller investment portfolio. Management and incentive fees were 29% lower in the quarter ended June 30, 2014 at $1.3 million, compared to $1.8 million for the quarter ended June 30, 2013, primarily as a result of investment income incentive fees of $0.4 million incurred in the second quarter of 2013, resulting from our net investment income exceeding the quarterly hurdle rate of 2% in such quarter. Professional fees, insurance expenses and other general and administrative expenses for the quarter ended June 30, 2014 increased $0.9 million, or 69%, to $2.2 million, compared to $1.3 million for the quarter ended June 30, 2013, primarily as a result of higher legal and professional fees, including $0.2 million, or $0.01 per share, of third party costs associated with our process of evaluating strategic alternatives to enhance stockholder value and $0.6 million, or $0.03 per share, of costs incurred in connection with our shelf registration statement on Form N-2 which was finalized in early 2013 and expired in April 2014.

For the six months ended June 30, 2014, operating expenses were $7.9 million, increasing $0.3 million, or 4%, compared to $7.6 million for the six months ended June 30, 2013. Interest expense and fees on our credit facilities decreased to $1.2 million for the six months ended June 30, 2014, compared to $1.8 million for the six months ended June 30, 2013, as a result of decreased borrowing levels supporting our smaller investment portfolio. Management and incentive fees were 17% lower in the first six months of 2014 at $2.7 million compared to $3.2 million in the prior year, primarily as a result of investment income incentive fees of $0.4 million in 2013 as a result of our net investment income exceeding the quarterly hurdle rate of 2% in the second quarter of 2013. Professional fees, insurance expenses and other general and administrative expenses for the six months ended June 30, 2014 increased $1.5 million, or 58%, to $4.1 million, compared to $2.6 million for the six months ended June 30, 2013, primarily as a result of higher legal and professional fees, including $0.7 million, or $0.03 per share, of third party costs associated with our process of evaluating strategic alternatives to enhance stockholder value and $0.6 million, or $0.03 per share, of administrative costs expensed upon the expiration of our shelf registration statement on Form N-2 in April 2014.

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

Net Investment Income

For the three months ended June 30, 2014, net investment income was $1.5 million, or $0.07 per common share, compared to $5.5 million, or $0.26 per common share, for the three months ended June 30, 2013. The $4.0 million, or 73%, decrease was primarily attributable to the decrease in investment income described above.

For the six months ended June 30, 2014, net investment income was $3.4 million, or $0.17 per common share, compared to $7.8 million, or $0.37 per common share, for the six months ended June 30, 2013. The $4.4 million, or 56%, decrease was primarily attributable to the decrease in investment income and increase in operating expenses described above.

Net Realized Gains (Losses)

For the three months ended June 30, 2014, we realized net capital gains of $0.5 million, or $0.03 per common share, including gains totaling $0.9 million on the sale of our Midstates Notes and the partial sale of our Talos Notes, partially offset by a $0.4 million loss resulting from adjustments to liabilities recorded to satisfy obligations related to certain previously disposed investments. For the three months ended June 30, 2013, we recognized net realized capital gains of $1.1 million resulting from a $1.8 million gain from the sale of our Class B LP units of CDF, partially offset by a $0.2 million loss on the disposition of our Resaca warrants and a $0.5 million loss resulting from adjustments to liabilities recorded to satisfy obligations related to certain previously disposed investments.

For the six months ended June 30, 2014, we realized net losses of $9.1 million, or $0.44 per common share, primarily as the result of a loss of $9.4 million on the disposition of our GMX 2018 Notes, partially offset by net realized gains on the sale of our Midstates Notes and partial sale of our Talos Notes. For the six months ended June 30, 2013, we recognized net realized capital gains of $0.8 million resulting from a $1.8 million gain from the sale of our Class B LP units of CDF and a $1.3 million gain from the sale of $10.0 million face amount of EP Energy Senior Unsecured Notes, or the EP Energy Notes, at an average price of 113.375, partially offset by a $1.6 million loss from the sale of our 228,853 shares of GMX common stock at an average price of $3.28, a $0.2 million loss on the disposition of our Resaca warrants and a $0.5 million loss resulting from adjustments to liabilities recorded to satisfy obligations related to certain previously disposed investments.

Unrealized Appreciation or Depreciation on Investments

For the three months ended June 30, 2014, net unrealized depreciation on portfolio investments was $2.0 million, or $0.10 per share, primarily due to decreases in the estimated fair value of our investments in Spirit Resources, LLC, or Spirit, Tranche B Senior Notes of $3.2 million and the Midstates Notes, due to realization, of $0.7 million, offset by increases in the estimated fair value of our investments in OCI Holdings, LLC, or OCI, Subordinated Notes and Preferred Units of $0.8 million, Castex 2005, LP Preferred Units of $0.5 million and net increases in the value of remaining investments of $0.6 million. By comparison, for the three months ended June 30, 2013, net unrealized depreciation on portfolio investments was $3.0 million, or $0.15 per share, primarily due to decreases in the estimated fair value of our investments in Spirit preferred units of $1.6 million, Midstates Notes of $1.4 million, Talos Notes of $0.9 million and net increases in the value of remaining investments of $0.9 million. We have entered into negotiations with a third party to liquidate Spirit’s assets, and have lowered our estimated fair value of our Spirit investments to reflect the status of such negotiations.

For the six months ended June 30, 2014, net unrealized depreciation on portfolio investments was $0.7 million, or $0.04 per share, primarily due to decreases in the estimated fair value of our investments in Spirit Preferred Units and Tranche B Senior Notes of $6.6 million, ATP limited-term ORRIs of $2.2 million, and OCI Subordinated Notes and Preferred Units of $1.1 million, partially offset by the reversal of previously recorded unrealized depreciation, due to realization, associated with our investment in GMX 2018 Notes of $9.4 million and net decreases in the value of remaining investments of $0.2 million. By comparison, for the six months ended June 30, 2013, net unrealized depreciation on portfolio investments was $12.7 million, or $0.61 per share, primarily due to decreases in the estimated fair value of our investments in GMX 2018 Notes of $7.4 million, Spirit Preferred Units and overriding royalty interests of $4.0 million, Talos Notes of $1.0 million and the reversals of unrealized appreciation, due to realization of the gains, on our EP Energy Notes of $1.3 million, partially offset by net increases in the fair value of our remaining investments of $1.0 million.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended June 30, 2014, we recorded a net decrease in net assets resulting from operations of $32,000, compared to a net increase in net assets resulting from operations of $3.5 million, or $0.16 per share, for the three months ended June 30, 2013. The $3.5 million, or $0.16 per share, net decrease between the two periods was primarily attributable to the $4.0 million reduction in net investment income, partially offset by the $0.5 million decrease in net realized and unrealized losses on our investments, both of which are described above.

For the six months ended June 30, 2014, we recorded a net decrease in net assets resulting from operations of $6.4 million, or $0.31 per share, compared to a net decrease in net assets resulting from operations of $4.1 million, or $0.20 per share, for the six months ended June 30, 2013. The $2.3 million, or $0.11 per share, increased net loss between the two periods was primarily attributable to the $4.4 million reduction in net investment income, partially offset by the $2.1 million decrease in net realized and unrealized losses on our investments, both of which are described above.

Financial Condition, Liquidity and Capital Resources

During the six months ended June 30, 2014, we generated cash from operations of $4.8 million, excluding net purchases of investments, compared to $5.1 million during the comparable period of 2013. The lower amount of cash generated from operations in 2014 was primarily attributable to lower cash investment income in 2014 compared to 2013, partially offset by an increase in net cash generated from working capital accounts.

Our net cash provided by operating activities for the six months ended June 30, 2014 was $23.5 million, compared to $0.9 million of net cash used in operating activities for the same period of 2013. This increase in net cash provided in 2014 was primarily due to lower net purchases of investments in portfolio securities in 2014. Purchases of portfolio securities during the first six months of 2014 totaled $1.5 million, compared to $82.8 million during the first six months of 2013. Purchases in 2014 consisted of additional investments in existing portfolio companies. Purchases in 2013 primarily included the Talos Notes of $24.8 million, OCI Subordinated Notes and direct equity co-investment totaling $17.2 million, Nekoosa Second Lien Term Loan of $17.2 million, KOVA International, Inc. Senior Notes of $8.8 million, Crossroads Senior Secured Term Loan of $8.8 million and additional investments in existing portfolio companies totaling $6.0 million. Proceeds from the redemption of investments totaled $20.2 million during the first six months of 2014, compared to $76.8 million during the first six months of 2013. Redemptions in 2014 included Midstates Notes of $14.1 million, Talos Notes of $3.2 million, ATP limited-term ORRI of $2.5 million and other redemptions totaling $0.4 million. Redemptions in 2013 included CDF Senior Secured Term Loan and Class B LP units of $29.3 million, Resaca Senior Unsecured Term Loan of $13.7 million, EP Energy Notes of $11.3 million, Southern Pacific Resources Corp. Term Loan of $9.7 million, ATP limited-term ORRI of $8.7 million and other redemptions totaling $4.1 million.

At June 30, 2014, we had cash and cash equivalents totaling $35.3 million. At June 30, 2014, the amount outstanding under our $72.0 million Third Amended and Restated Revolving Credit Agreement, or the Investment Facility, was $42.0 million and $30.0 million was available for borrowing. We repaid the entire balance outstanding under the Investment Facility in July with cash on hand and proceeds from the repayment and settlement of our Crossroads investments. As of June 30, 2014, the amount outstanding under our $45.0 million Treasury Secured Revolving Credit Agreement, or the Treasury Facility, was $45.0 million and there was no additional amount available for borrowing. We repaid the entire balance outstanding under the Treasury Facility in July 2014 with proceeds from the sale of U.S. Treasury Bills.

During the six months ended June 30, 2014, we paid cash dividends totaling $6.6 million, or $0.32 per share, to our common stockholders. In June 2014, we declared a second quarter dividend totaling $3.3 million, or $0.16 per share, which was paid in July 2014. We currently intend to continue to distribute, in the form of quarterly dividends, a minimum of 90% of our annual investment company taxable income to our stockholders. However, if we maintain a $0.16 per share quarterly dividend for the remainder of 2014, total distributions for the year will likely include some return of capital.

On October 31, 2011, our Board of Directors approved a stock repurchase plan, pursuant to which we may, from time to time, repurchase up to $10.0 million of our common stock in the open market at prices not to exceed net asset value during our open trading periods. Our Board of Directors authorized this plan, because it believes that general market trading activity may cause our common stock to be undervalued from time to time. The repurchase program does not obligate us to purchase any shares and may be discontinued at any time. Pursuant to this plan, during 2012 and 2013, we repurchased an aggregate of 1,129,014 shares of our common stock in the open market at an average price of $6.71 per share, totaling $7.6 million. We did not make any repurchases pursuant to the stock repurchase plan during the six months ended June 30, 2014. Under the terms of the stock repurchase plan, we are authorized to repurchase up to an additional $2.4 million of our common stock. Any future repurchases will be made in accordance with applicable securities laws and regulations that set certain restrictions on the method, timing, price and volume of stock repurchases.

Credit Facilities and Borrowings

On May 23, 2013, we entered into a $72.0 million Investment Facility, which replaced our previous credit facility. The total amounts outstanding under the Investment Facility were $42.0 million and $53.0 million as of June 30, 2014 and December 31, 2013, respectively. Substantially all of our assets except our investments in U.S. Treasury Bills are collateral for the obligations under the Investment Facility. The Investment Facility matures on May 23, 2016, and bears interest, at our option, at either (i) LIBOR plus 325 to 475 basis points, or (ii) the base rate plus 225 to 375 basis points, both based on our amounts outstanding. As of June 30, 2014, the average interest rate on our outstanding balance of $42.0 million was 3.9%, and an additional $30.0 million was available for borrowing under the Investment Facility. We repaid the entire balance outstanding under the Investment Facility in July.

On March 31, 2011, we entered into a $30.0 million Treasury Facility, which was later increased to $45.0 million, that can only be used to purchase U.S. Treasury Bills. Proceeds from the Treasury Facility facilitate the growth of our investment portfolio and provide flexibility in the sizing of our portfolio investments. On September 24, 2013, we entered into a fourth amendment to the Treasury Facility which extended the expiration date to September 24, 2014 and increased the applicable margins to either (i) LIBOR plus 150 basis points or (ii) the base rate plus 50 basis points. We have the right at any time to prepay the loans, in whole or in part, without premium or penalty. As of June 30, 2014, we had $45.0 million outstanding and no additional amount available for borrowing under the Treasury Facility, and the interest rate on our outstanding balance was 1.6% (LIBOR plus 150 basis points). We repaid the entire balance outstanding under the Treasury Facility in July 2014 with proceeds from the sale of U.S. Treasury Bills.

The Investment and Treasury Facilities contain affirmative and reporting covenants and certain financial ratio and restrictive covenants that apply to our subsidiaries and us. We complied with these covenants as of June 30, 2014 and had no existing defaults or events of default under either facility. The most restrictive covenants are:

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

Dividends

We have elected to operate our business to be taxed as a RIC for federal income tax purposes. As a RIC, we generally may not pay corporate-level federal income taxes on any ordinary income or capital gains that we distribute to our stockholders as dividends. To maintain our RIC status, we must meet specific source-of-income and asset diversification requirements and distribute annually an amount equal to at least 90% of our “investment company taxable income” (which generally consists of ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, reduced by deductible expenses) and net tax-exempt interest. In order to avoid certain excise taxes imposed on RICs, we must distribute during each calendar year an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our capital gain net income (i.e., realized capital gains in excess of realized capital losses) for the one-year period ended on October 31 of that calendar year, and (3) 100% of any ordinary income or capital gain net income not distributed in prior years. We currently intend to make sufficient distributions to satisfy the annual distribution requirement and to avoid the excise taxes. However, if we maintain a $0.16 per share quarterly dividend for the remainder of 2014, total distributions for the year will likely include some return of capital.

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

Portfolio Credit Quality

Most of our portfolio investments at June 30, 2014 are in negotiated, and often illiquid, securities of energy-related and middle market businesses. We maintain a system to evaluate the credit quality of these investments. While incorporating quantitative analysis, this system is a qualitative assessment. This system is intended to reflect the overall, long-term performance of a portfolio company’s business, the collateral coverage of an investment, and other relevant factors. Our rating scale ranges from 1 to 7, with 1 being the highest credit quality. As of June 30, 2014, our average portfolio rating on a dollar-weighted fair market value basis was 3.5, compared to 3.7 as of December 31, 2013. Of the 24 rated investments in 14 portfolio companies as of June 30, 2014, compared to December 31, 2013, 3 investments improved in rating, 17 investments retained the same rating and 4 investments declined in rating during the first six months of 2014. As of June 30, 2014, on a fair value basis, approximately 18% of our portfolio investments were in the form of senior secured debt securities. As of June 30, 2014, we had 2 investments on non-accrual status with an aggregate cost and fair value of $8.7 million and $1.2 million, respectively. Our portfolio investments at fair value were approximately 94% and 95% of the related cost basis as of June 30, 2014 and December 31, 2013, respectively.

Contractual Obligations and Off-Balance Sheet Arrangements

The following table summarizes our contractual payment obligations at June 30, 2014 (in thousands):

		Less than			More than
Revolving credit facilities (1) :	Total	1 Year	1-3 Years	3-5 Years	5 Years
Investment Facility	$42,000	$-	$42,000	$-	$-
Treasury Facility	45,000	45,000	-	-	-
Total	$87,000	$45,000	$42,000	$-	$-

(1) Excludes accrued interest amounts.

We have certain unused commitments to extend credit to our portfolio companies. Generally, these commitments have fixed expiration dates, and we do not expect to fund the entire amounts before they expire. Therefore, these commitment amounts do not necessarily represent future cash requirements. We do not report the unused portions of these commitments on our consolidated balance sheets. Our unused credit commitments totaled $2.1 million and $3.3 million as of June 30, 2014 and December 31, 2013, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes from the information provided in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act), designed to ensure that information required to be disclosed in our reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures.

In connection with the preparation of this Quarterly Report on Form 10-Q, as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q (June 30, 2014), we performed an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2014, our disclosure controls and procedures were effective in providing reasonable assurance (i) that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) that such information is accumulated and communicated to management in a manner that allows timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No changes in internal control over financial reporting occurred during the quarter ended June 30, 2014 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act).

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The information set forth under the heading “Legal Proceedings” in Note 6, “Commitments and Contingencies,” to Notes to Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors.

During the six months ended June 30, 2014, there have been no material changes to the risk factors disclosed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 6. Exhibits.

See “Index to Exhibits” following the signature page for a description of the exhibits furnished as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NGP CAPITAL RESOURCES COMPANY

Date: August 7, 2014	By:	/s/ STEPHEN K. GARDNER
Stephen K. Gardner
President and Chief Executive Officer

Date: August 7, 2014	By:	/s/ L. SCOTT BIAR
L. Scott Biar
Chief Financial Officer, Treasurer, Secretary and Chief Compliance Officer

Index to Exhibits

Exhibits No.	Exhibit
3.1	Articles of Incorporation (filed as Exhibit (a)(1) to our Registration Statement on Form N-2 filed on August 16, 2004 (Registration No. 333-118279) and incorporated herein by reference)
3.2	Articles of Amendment and Restatement (filed as Exhibit 3.2 our Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference)
3.3	Second Amended and Restated Bylaws (filed as Exhibit 3.1 to our Current Report on Form 8-K filed on April 22, 2014 and incorporated herein by reference)
4.1	Form of Stock Certificate (filed as Exhibit (d) to our Pre-Effective Amendment No. 2 to Registration Statement on Form N-2 filed on October 7, 2004 (Registration No. 333-118279) and incorporated herein by reference)
4.2	Dividend Reinvestment Plan (filed as Exhibit (e) to our Registration Statement on Form N-2 filed on August 16, 2004 (Registration No. 333-118279) and incorporated herein by reference)
31.1*	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Executive Officer
31.2*	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Financial Officer
32.1**	Section 1350 Certification by the Chief Executive Officer
32.2**	Section 1350 Certification by the Chief Financial Officer

*Filed herewith.

**Furnished herewith.

