Form 10-Q
period 2014-09-30
OHA Investment Corp
filed 2014-11-07
CIK 1297704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _______________

Commission file number: 814-00672

OHA Investment Corporation

(Exact name of registrant as specified in its charter)

Maryland	20-1371499
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1114 Avenue of the Americas, 27th Floor	10036
New York, New York	(Zip Code)
(Address of principal executive offices)

(212) 326-1500

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

As of November 6, 2014, there were 20,616,422 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

OHA INVESTMENT CORPORATION

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Amounts)

	September 30,	December 31,
	2014	2013
	(Unaudited)
Assets
Investments in portfolio securities at fair value
Control investments (cost: $28,655 and $27,459, respectively)	$14,953	$24,218
Affiliate investments (cost: $17,855 and $17,510, respectively)	16,970	17,043
Non-affiliate investments (cost: $140,004 and $176,988, respectively)	139,033	170,110
Total portfolio investments (cost: $186,514 and $221,957, respectively)	170,956	211,371
Investments in U.S. Treasury Bills at fair value (cost: $30,610 and $46,000, respectively)	30,610	46,000
Total investments	201,566	257,371
Cash and cash equivalents	55,602	29,298
Accounts receivable and other current assets	881	464
Interest receivable	675	2,397
Prepaid assets	1,807	3,093
Total current assets	58,965	35,252
Total assets	$260,531	$292,623

Liabilities and net assets
Current liabilities
Accounts payable and accrued expenses	$1,718	$1,313
Management and incentive fees payable	1,254	1,387
Dividends payable	3,299	3,280
Income taxes payable	56	91
Short-term debt	30,000	45,000
Total current liabilities	36,327	51,071
Long-term debt	57,000	53,000
Total liabilities	93,327	104,071
Commitments and contingencies (Note 6)
Net assets
Common stock, $.001 par value, 250,000,000 shares authorized; 20,616,422 and 20,499,188 shares issued and outstanding	21	20
Paid-in capital in excess of par	248,758	247,759
Undistributed net investment income (loss)	(9,843)	(583)
Undistributed net realized capital gain (loss)	(59,292)	(51,176)
Net unrealized appreciation (depreciation) on investments	(12,440)	(7,468)
Total net assets	167,204	188,552
Total liabilities and net assets	$260,531	$292,623
Net asset value per share	$8.11	$9.20

(See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

(Unaudited)

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Investment income
Interest income:
Control investments	$456	$546	$1,480	$1,439
Affiliate investments	630	513	1,700	4,568
Non-affiliate investments	3,414	3,896	10,510	12,356
Dividend income:
Non-affiliate investments	1,010	1,005	2,992	2,983
Royalty income, net of amortization:
Control investments	22	19	63	34
Non-affiliate investments	10	16	65	16
Other income (loss)	31	(29)	134	(14)
Total investment income	5,573	5,966	16,944	21,382
Operating expenses
Interest expense and bank fees	405	655	1,569	2,468
Management and incentive fees	1,254	1,405	3,906	4,602
Costs related to strategic alternatives review	5,352	-	6,017	-
Professional fees, net of legal fees of $418, $558, $1,306 and $2,914, respectively, related to ATP bankruptcy (See Note 6)	210	271	777	830
Insurance expense	187	180	545	539
Other general and administrative expenses	936	811	3,476	2,478
Total operating expenses	8,344	3,322	16,290	10,917
Income tax provision, net	17	11	56	49
Net investment income (loss)	(2,788)	2,633	598	10,416
Net realized capital gain (loss) on investments
Control investments	-	-	(325)	(464)
Affiliate investments	-	-	95	(250)
Non-affiliate investments	962	-	(7,886)	1,550
Benefit (provision) for taxes on realized gain (loss)	-	(53)	-	(53)
Total net realized capital gain (loss) on investments	962	(53)	(8,116)	783
Net unrealized appreciation (depreciation) on investments
Control investments	(3,644)	(459)	(10,460)	(3,469)
Affiliate investments	666	189	(418)	270
Non-affiliate investments	(1,275)	2,741	5,906	(7,044)
Benefit (provision) for taxes on unrealized appreciation (depreciation) on investments	-	-	-	1
Total net unrealized appreciation (depreciation) on investments	(4,253)	2,471	(4,972)	(10,242)

Net increase (decrease) in net assets resulting from operations	$(6,079)	$5,051	$(12,490)	$957

Net increase (decrease) in net assets resulting from operations per common share	$(0.30)	$0.25	$(0.61)	$0.05

Dividends declared per common share	$0.16	$0.16	$0.48	$0.48
Weighted average shares outstanding - basic and diluted	20,500	20,499	20,500	20,764

(See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

(In Thousands)

(Unaudited)

			Paid-in		Undistributed	Net Unrealized
			Capital	Undistributed	Net Realized	Appreciation
	Common Stock		in Excess	Net Investment	Capital	(Depreciation)	Total
	Shares	Amount	of Par	Income (Loss)	Gain (Loss)	on Investments	Net Assets
Balance at December 31, 2013	20,499	$20	$247,759	$(583)	$(51,176)	$(7,468)	$188,552
Net increase (decrease) in net assets resulting from operations	-	-	-	598	(8,116)	(4,972)	(12,490)
Issuance of common stock to affiliate	117	1	999	-	-	-	1,000
Dividends declared	-	-	-	(9,858)	-	-	(9,858)
Balance at September 30, 2014	20,616	$21	$248,758	$(9,843)	$(59,292)	$(12,440)	$167,204

(See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	For The Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(12,490)	$957
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by operating activities:
Payment-in-kind interest	(1,001)	(1,337)
Net amortization of premiums, discounts and fees	(816)	(631)
Net realized capital (gain) loss on investments	8,116	(836)
Net unrealized depreciation (appreciation) on investments	4,972	10,243
Net deferred income tax provision (benefit)	-	(1)
Effects of changes in operating assets and liabilities:
Accounts receivable and other current assets	(417)	552
Interest receivable	1,722	773
Prepaid assets	1,286	(294)
Payables and accrued expenses	237	(642)
Purchase of investments in portfolio securities	(2,448)	(84,913)
Proceeds from redemption of investments in portfolio securities	31,593	77,631
Purchase of investments in U.S. Treasury Bills	(122,611)	(137,999)
Proceeds from redemption of investments in U.S. Treasury Bills	138,001	138,000
Net cash provided by operating activities	46,144	1,503
Cash flows from financing activities
Borrowings under revolving credit facilities	241,000	343,500
Repayments on revolving credit facilities	(252,000)	(337,000)
Acquisition of common stock under repurchase plan	-	(3,381)
Proceeds from issuance of common stock to affiliate	1,000	-
Dividends paid	(9,840)	(10,006)
Net cash used in financing activities	(19,840)	(6,887)
Net increase (decrease) in cash and cash equivalents	26,304	(5,384)
Cash and cash equivalents, beginning of period	29,298	47,655
Cash and cash equivalents, end of period	$55,602	$42,271

(See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2014

(In Thousands, Except Share Amounts and Percentages)

(Unaudited)

Portfolio Company	Industry Segment	Investment (1) (5)	Principal	Cost	Fair Value (2)
PORTFOLIO INVESTMENTS
Control Investments - (More than 25% owned)
Contour Highwall Holdings, LLC	Coal Mining	Senior Secured Term Loan	$10,757	$10,778	$7,500
		(12%, due 10/14/2015) (14)
		800 Membership Units representing		-	-
		80% of the common equity (10)

Spirit Resources, LLC	Oil & Natural Gas	Tranche A - Senior Secured Term Loan	5,500	5,458	5,500
	Production and Development	(The greater of 8% or LIBOR + 4%,
		due 4/28/2015)
		Tranche B - Senior Secured Term Loan	4,409	4,409	1,443
		(The greater of 15% PIK or LIBOR + 11%,
		due 10/28/2015) (6)
		80,000 Preferred Units representing		8,000	-
		100% of the outstanding equity
		3% Overriding Royalty Interest		10	510

Subtotal Control Investments - (More than 25% owned)				$28,655	$14,953

Affiliate Investments - (5% to 25% owned)
OCI Holdings, LLC	Home Health Services	Subordinated Note	$15,580	$15,355	$15,580
		(The greater of 12% or LIBOR + 11% cash
		plus 3% PIK, due 8/15/2018) (13)
		NGP/OCI Investments, LLC Class A
		Units representing 20.8% diluted ownership
		of OCI Holdings, LLC		2,500	1,390

Subtotal Affiliate Investments - (5% to 25% owned)				$17,855	$16,970

Non-affiliate Investments - (Less than 5% owned)
Castex Energy 2005, LP	Oil & Natural Gas	Redeemable Preferred LP Units	$50,000	$50,024	$54,334
	Production and Development	(current pay 8% cash, due 7/1/2016) (9)

ATP Oil & Gas Corporation/	Oil & Natural Gas	Limited Term Royalty Interest		27,578	25,641
Bennu Oil & Gas, LLC	Production and Development	(Notional rate of 13.2%) (15)

Nekoosa Coated Products Holdings, Inc.	Coated Paper Products	Second Lien Term Loan	18,018	17,733	18,199
	Manufacturing and Distribution	(13% cash plus 2% PIK, due 10/22/2018) (16)

Shoreline Energy, LLC	Oil & Natural Gas	Second Lien Term Loan	13,611	13,250	13,611
	Production and Development	(The greater of 10.25% or LIBOR plus
		9%, or the greater of 10.25% or
		Prime plus 8%, due 3/30/2019)

Talos Production, LLC	Oil & Natural Gas	Senior Unsecured Notes	12,000	11,948	12,360
	Production and Development	(9.75%, due 2/15/2018) (3)

KOVA International, Inc.	Medical Supplies	Senior Subordinated Notes	9,000	8,860	9,000
	Manufacturing and Distribution	(12.75%, due 8/15/2018)

Huff Energy Holdings, Inc.	Oil & Natural Gas	Senior Secured Term Loan	5,800	5,747	5,800
	Production and Development	(The greater of 12.5% or LIBOR +
		8.5%, due 11/20/2015)
		3% Overriding Royalty Interest (11)		42	44
		Warrants (12)		42	44

(See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2014

(In Thousands, Except Share Amounts and Percentages)

(Unaudited)

(Continued)

Portfolio Company	Industry Segment	Investment (1) (5)	Principal	Cost	Fair Value (2)
PORTFOLIO INVESTMENTS - Continued
Non-affiliate Investments - (Less than 5% owned) - Continued
Chroma Exploration &	Oil & Natural Gas	13,442 Shares Series A Participating		$2,222	$-
Production, Inc.	Production and Development	Convertible Preferred Stock (6)
		12,275 Shares Series AA Participating		2,090	-
		Convertible Preferred Stock (6)
		8.11 Shares Common Stock		-	-

Globe BG, LLC	Coal Production	Contingent earn-out related to July 2011 sale		-	-
		of royalty interests in Alden Resources, LLC (8)

Myriant Corporation	Alternative Fuels and	131,741 shares of common stock, representing		419	-
	Specialty Chemicals	0.56% of the outstanding common shares
		Warrants (7)		49	-

Subtotal Non-affiliate Investments - (Less than 5% owned)				$140,004	$139,033
Subtotal Portfolio Investments (84.8% of total investments)				$186,514	$170,956

GOVERNMENT SECURITIES
U.S. Treasury Bills (4)			$30,610	$30,610	$30,610
Subtotal Government Securities (15.2% of total investments)				$30,610	$30,610

TOTAL INVESTMENTS				$217,124	$201,566

(See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2014

(Unaudited)

(Continued)

NOTES TO CONSOLIDATED SCHEDULE OF INVESTMENTS

(1)	All of our portfolio investments are pledged as collateral for obligations under our Investment Facility. Our investments in U.S. Treasury Bills are pledged as collateral for obligations under our Treasury Facility. See Note 3 of Notes to Consolidated Financial Statements. Percentages represent interest rates in effect at the end of the period and due dates represent the contractual maturity dates. Warrants, common stocks, units and earn-outs are non-income producing securities, unless otherwise stated.

(2)	Our Board of Directors determines, in good faith, the fair value of our investments. Fair value is determined using unobservable inputs (Level 3 hierarchy), unless otherwise stated.

(3)	Fair value is determined using prices with observable market inputs (Level 2 hierarchy). See Note 7 of Notes to Consolidated Financial Statements.

(4)	Fair value is determined using prices for identical securities in active markets (Level 1 hierarchy). See Note 7 of Notes to Consolidated Financial Statements.

(5)	All of our investments constitute “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. We monitor the status of these assets on an ongoing basis.

(6)	Non-accrual status.

(7)	Myriant Corporation warrants expire on August 15, 2015 and provide us the right to purchase 32,680 shares of Myriant Corporation common stock at a purchase price of $10.00 per share.

(8)	Contingent payment of up to $6.8 million is dependent upon Alden Resources, LLC’s ability to achieve certain sales volume and operating efficiency levels during the three-year period ended July 2014. Globe BG, LLC has informally advised us that the company’s relative cost of production has not improved since July 2011. The reporting and review mechanism to conclude the ultimate value of the earn-out has not yet been completed.

(9)	Upon redemption, we will receive the outstanding face amount plus an option to elect to receive either: a) a cash payment resulting in a total 12% IRR (inclusive of the 8% cash distributions) or b) our pro rata share of 2% of the outstanding regular limited partner interests in Castex Energy 2005, LP (0.67% net to us).

(10)	The fair value of our Contour Highwall Holdings, LLC, or Contour, membership units also includes the value attributable to our ownership of 8,000 shares of common stock of Bundy Auger Mining, Inc., an affiliate of Contour.

(11)	Huff Energy Holdings, Inc., or HEH, overriding royalty interests are effective the earlier of repayment in full of the Term Loan or the maturity date of the Term Loan. HEH has the right to purchase the overriding royalty interests on, or before, the maturity date of the Term Loan for $50,000, provided that the Term Loan is repaid by the maturity date.

(12)	HEH warrants expire seven years after repayment of the Term Loan and entitle us to purchase 30% of the outstanding equity at $0.01 per share. HEH has the right to purchase these warrants on, or before, the maturity date of the Term Loan for $50,000, provided that the Term Loan is repaid by the maturity date.

(13)	Effective July 9, 2014, we executed a third amendment to our credit agreement with OCI Holdings, LLC, or OCI, to amend certain covenant limits in exchange for increases in OCI’s interest to the greater of 12% or LIBOR plus 11% cash, plus 3% PIK.

(14)	Contour has not made its September or October interest payments on the Senior Secured Term Loan. We are currently negotiating with Contour toward a potential restructuring or deferral arrangement.

(15)	For more information, please refer to the discussion of the ATP litigation under the heading “Legal Proceedings” in Note 6 to the Consolidated Financial Statements.

(16)	In November 2014, in connection with a refinancing, Nekoosa Coated Products Holdings, Inc., or Nekoosa, prepaid its Second Lien Term Loan in the amount of $18.4 million, which included a 2% ($0.4 million) call premium.

(See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION

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

OHA INVESTMENT CORPORATION

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

OHA INVESTMENT CORPORATION

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

(See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION

CONSOLIDATED FINANCIAL HIGHLIGHTS

(Unaudited)

	For The Nine Months Ended September 30,
Per Share Data (1)	2014	2013
Net asset value, beginning of period	$9.20	$9.57
Net investment income	0.03	0.50
Net realized and unrealized loss on investments (2)	(0.64)	(0.45)
Net increase (decrease) in net assets resulting from operations	(0.61)	0.05
Dividends declared	(0.48)	(0.48)
Other (3)	-	0.08
Net asset value, end of period	$8.11	$9.22

Market value, beginning of period	$7.47	$7.22
Market value, end of period	$6.18	$7.43
Market value return (4)	(11.0)%	10.0%
Net asset value return (4)	(5.2)%	3.0%

Ratios and Supplemental Data
($ and shares in thousands)
Net assets, end of period	$167,204	$188,919
Average net assets	$180,495	$193,094
Common shares outstanding, end of period	20,616	20,499
Net investment income/average net assets (5)	0.4%	7.2%
Portfolio turnover rate	1.3%	34.5%
Total operating expenses/average net assets (5) (6)	12.1%	7.6%
Net increase (decrease) in net assets resulting from operations/average net assets (5)	(9.3)%	0.7%

Expense Ratios (as a percentage of average net assets) (5) (7)
Interest expense and bank fees	1.2%	1.7%
Management and incentive fees	2.9%	3.2%
Costs related to strategic alternatives review	4.5%	-
Other operating expenses (6)	3.5%	2.7%
Total operating expenses (6)	12.1%	7.6%

(1)	Per Share Data is based on weighted average number of common shares outstanding for the period.
(2)	May include a balancing amount necessary to reconcile the change in net asset value per share with other per share information presented. This amount may not agree with the aggregate gains and losses for the period because the difference in the net asset value at the beginning and end of the period may not equal the per share changes of the line items disclosed.
(3)	Represents the impact of common stock repurchases.
(4)	Return calculations assume reinvestment of dividends and are not annualized.
(5)	Annualized.
(6)	Net of legal fee reimbursements of $1.3 million and $2.9 million in 2014 and 2013, respectively. Excluding these legal fee reimbursements, other operating expense ratio and total operating expense ratios would have been 4.4% and 4.7% and 13% and 9.6%, respectively, for the nine months ended September 30, 2014 and 2013.
(7)	On September 30, 2014, Oak Hill Advisors, L.P. replaced NGP Investment Advisor, LP as our investment advisor.

(See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

Note 1: Organization and Recent Developments

These consolidated financial statements present the financial position, results of operations and cash flows of OHA Investment Corporation and its consolidated subsidiaries. The terms “we,” “us,” “our” and “OHAI” refer to OHA Investment Corporation and its consolidated subsidiaries. We are a specialty finance company that was organized in July 2004 as a Maryland corporation. Our investment objective is to generate both current income and capital appreciation primarily through debt investments with certain equity components. We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940, or the 1940 Act. For federal income tax purposes we operate so as to be treated as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. We have several direct and indirect subsidiaries that are single member limited liability companies and wholly-owned limited partnerships established to hold certain portfolio investments or provide services to us in accordance with specific rules prescribed for a company operating as a RIC. We consolidate the financial results of our wholly-owned subsidiaries for financial reporting purposes, and we do not consolidate the financial results of our portfolio companies.

On September 30, 2014, our stockholders approved the appointment of Oak Hill Advisors, L.P., or OHA, as our new investment advisor, replacing NGP Investment Advisor, LP, which had been our investment advisor since our inception. In connection with this change in investment advisor, we changed our name from NGP Capital Resources Company to OHA Investment Corporation. OHA is a registered investment adviser under the Investment Advisers Act of 1940. OHA acts as our investment advisor and administrator pursuant to an investment advisory agreement and an administration agreement, respectively, each dated as of September 30, 2014, which we refer to as the Investment Advisory Agreement and the Administration Agreement, respectively (see Note 4).

In connection with the appointment of OHA as our new investment advisor, each member of our Board of Directors resigned. In connection with their resignations, the Board of Directors appointed a new slate of five directors, including Glenn R. August (Chairman) and Robert B. Okun as “interested directors,” and Stuart I. Oran, James A. Stern and Frank V. Tannura as independent directors. The new members of the Board of Directors appointed Robert W. Long as our President and Chief Executive Officer, and L. Scott Biar remains our Chief Financial Officer, Secretary, Treasurer and Chief Compliance Officer on an interim basis.

On September 30, 2014, we completed the private sale of $1 million in aggregate purchase price of our common stock at an offering price of $8.53 per share to an affiliate of OHA, pursuant to the stock purchase and transaction agreement dated July 21, 2014, by and among us, OHA and the affiliate. The price per share paid by the affiliate was the net asset value per share established by our previous board of directors as of a date within 48 hours prior to the purchase, excluding the impact of certain transaction and closing expenses, and represented a 38% premium to the market price per share on such date. The OHA affiliate has also executed a stock purchase plan in accordance with Rule 10b-5-1 of the Securities Exchange Act of 1934, pursuant to which it has committed to purchase, from time to time during the 12-month period ending September 30, 2015, through open market purchases, additional shares of our common stock having an aggregate purchase price of $4 million. Through November 6, 2014, pursuant to such plan, the OHA affiliate has purchased an aggregate of 266,268 shares of our common stock in the open market at an average price of $6.38 per share, totaling $1.7 million. If the affiliate has not purchased shares of our common stock under the stock purchase plan for an aggregate purchase price of $4 million by September 30, 2015, it has agreed to purchase from us, and we have agreed to issue and sell, the remaining balance at a price per share equal to the net asset value per share of our common stock.

In connection with the transactions described above, and the process of evaluating strategic alternatives which led up to them, we incurred costs totaling $5.4 million, or $0.26 per share, during the three months ended September 30, 2014, including $3.4 million of retention payments to employees of our former administrator pursuant to retention agreements entered into in September 2013 allocated to us under the terms of the administration agreement with NGP Administration, LLC, $1.1 million for a “tail” insurance policy covering our former directors and officers, and $0.9 million of legal and investment banking advisory fees.

Note 2: Basis of Presentation

These interim unaudited consolidated financial statements include the accounts of OHAI and its subsidiaries. We eliminate all significant intercompany accounts and transactions.

We prepare the interim consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. We omit certain information and footnote disclosures normally included in audited financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, pursuant to such rules and regulations. We believe we include all adjustments, which are of a normal recurring nature, so that these financial statements fairly present our financial position, results of operations and cash flows. Interim results are not necessarily indicative of results for a full year. You should read these unaudited consolidated financial statements in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Preparing interim consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes thereto, including the estimated fair values of our investment portfolio discussed in Note 7. Although we believe our estimates and assumptions are reasonable, actual results could differ from these estimates.

Dividends

We record distributions to stockholders on the ex-dividend date. We currently intend that our distributions each year will be sufficient to maintain our status as a RIC for federal income tax purposes and to eliminate federal excise tax liability. We currently intend to make distributions to stockholders on a quarterly basis that total substantially all of our net taxable income for the year. We also intend to make distributions of net realized capital gains, if any, at least annually. However, we may in the future decide to retain such capital gains for investment and designate such retained amounts as deemed distributions. Each quarter, we estimate our annual taxable earnings. The Board of Directors considers this estimate and determines the distribution amount, if any. We generally declare our dividends each quarter and pay them shortly thereafter. The following table summarizes our recent distribution history:

	Per Share
Declaration Date	Amount	Record Date	Payment Date
March 18, 2013	$0.16	March 29, 2013	April 8, 2013
June 10, 2013	0.16	June 28, 2013	July 8, 2013
September 10, 2013	0.16	September 30, 2013	October 7, 2013
December 3, 2013	0.16	December 27, 2013	January 6, 2014
March 18, 2014	0.16	March 31, 2014	April 7, 2014
June 10, 2014	0.16	June 30, 2014	July 7, 2014
September 11, 2014	0.16	September 30, 2014	October 7, 2014

We determine the tax characteristics of our dividend distributions as of the end of the fiscal year, based on the taxable income for the full year and distributions paid during the year. Taxable income available for distribution differs from consolidated net investment income under GAAP due to (i) temporary and permanent differences in income and expense recognition, (ii) capital gains and losses, (iii) activity at taxable subsidiaries, and (iv) the timing and period of recognition regarding dividends declared in December of one year and paid in January of the following year. The tax characteristics for dividends paid in 2014 will be reported to each stockholder on Form 1099-DIV after the end of the year. Based on the information currently available, and largely as a result of the costs incurred related to the strategic review process, the final tax characteristics for dividend distributions in 2014 are expected to include ordinary taxable income and return of capital.

Note 3: Credit Facilities and Borrowings

On May 23, 2013, we entered into a $72.0 million Third Amended and Restated Revolving Credit Agreement, or the Investment Facility, which replaced our previous investment credit facility. The total amounts outstanding under the Investment Facility were $57.0 million and $53.0 million as of September 30, 2014 and December 31, 2013, respectively. The Investment Facility was amended September 29, 2014, to permit the appointment of OHA as our new investment advisor. Substantially all of our assets, except our investments in U.S. Treasury Bills, are pledged as collateral for the obligations under the Investment Facility. The Investment Facility matures on May 23, 2016, and bears interest, at our option, at either (i) LIBOR plus 325 to 475 basis points, or (ii) the base rate plus 225 to 375 basis points, both based on our amounts outstanding. As of September 30, 2014, the average interest rate on our outstanding balance of $57.0 million was 3.9%, and an additional $15.0 million was available for borrowing under the Investment Facility. We repaid $51.0 million of the balance outstanding under the Investment Facility in early October 2014.

On March 31, 2011, we entered into a $30.0 million Treasury Secured Revolving Credit Agreement, or the Treasury Facility, that can only be used to purchase U.S. Treasury Bills. Proceeds from the Treasury Facility facilitate the growth of our investment portfolio and provide flexibility in the sizing of our portfolio investments. The Treasury Facility has been amended from time to time, generally to extend the expiration date and, in some cases, to revise the size of the facility. On September 24, 2014, we entered into a fifth amendment to the Treasury Facility which extended the expiration date to September 24, 2015, reduced the size of the Treasury Facility to $30.0 million, and permitted the appointment of OHA as our new investment advisor. Borrowings under the Treasury Facility bear interest, at our option, at either (i) LIBOR plus 150 basis points or (ii) the base rate plus 50 basis points. We have the right at any time to prepay amounts outstanding under the Treasury Facility, in whole or in part, without premium or penalty. As of September 30, 2014, we had $30.0 million outstanding and no additional amount available for borrowing under the Treasury Facility, and the interest rate on our outstanding balance was 1.7%. We repaid the entire balance outstanding under the Treasury Facility in October 2014 with proceeds from the sale of U.S. Treasury Bills.

The Investment and Treasury Facilities contain affirmative and reporting covenants and certain financial ratio and restrictive covenants that apply to our subsidiaries and us. We were in compliance with these covenants as of September 30, 2014 and had no existing defaults or events of default under either facility. The most restrictive covenants are:

•	maintaining a ratio of net asset value to consolidated total indebtedness (excluding net hedging liabilities) of not less than 2.25:1.0,
•	maintaining a ratio of net asset value to consolidated total indebtedness (including net hedging liabilities) of not less than 2.0:1.0,
•	maintaining a ratio of EBITDA (excluding revenue from cash collateral) to interest expense (excluding interest on loans under the Treasury Facility) of not less than 3.0:1.0, and
•	maintaining a ratio of collateral to the aggregate principal amount of borrowings under the Treasury Facility of not less than 1.02:1.0.

Note 4: Investment Management

Investment Advisory Agreement

On September 30, 2014, we entered into an Investment Advisory Agreement with OHA, an investment adviser registered under the Investment Advisers Act of 1940, pursuant to which OHA replaced NGP Investment Advisor, LP as our investment advisor. The initial term of the Investment Advisory Agreement is for two years, with automatic, one-year renewals, subject to approval by our Board of Directors, a majority of whom are not “interested” persons (as defined in the 1940 Act) of us. Pursuant to the Investment Advisory Agreement, OHA implements our business strategy on a day-to-day basis and performs certain services for us, subject to the supervision of our Board of Directors. Under the Investment Advisory Agreement, we pay OHA a fee consisting of two components — a base management fee and an incentive fee.

Base Management Fee: The base management fee is paid quarterly in arrears, and is calculated by multiplying the average value of our total assets (excluding cash, cash equivalents and U.S. treasury bills that are purchased with borrowed funds solely for the purpose of satisfying quarter-end diversification requirements related to our election to be taxed as a RIC under the Code), as of the end of the two immediately prior fiscal quarters, by a rate of 1.75% per annum, with a 0.25% reduction in this 1.75% annual rate for the first year following September 30, 2014.

Incentive Fee: The incentive fee consists of two parts. The first part, the investment income incentive fee, will be calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the fiscal quarter for which the fee is being calculated. Pre-incentive fee net investment income means interest income, dividend income, royalty payments, net profits interest payments, and any other income (including any other fees, such as commitment, origination, syndication, structuring, diligence, monitoring and consulting fees or other fees that we receive from portfolio companies) accrued during the fiscal quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income that we have not yet received in cash. Accordingly, we may pay an incentive fee based partly on accrued investment income, the collection of which is uncertain or deferred. Net investment income does not include any realized capital gains, realized capital losses, or unrealized capital appreciation or depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets (defined as total assets less liabilities at the end of the immediately preceding fiscal quarter) will be compared to a “hurdle rate” of 1.75% per quarter (7% annualized). OHA will receive no incentive fee for any fiscal quarter in which our pre-incentive fee net investment income does not exceed the hurdle rate. OHA will receive an incentive fee equal to 100% of our pre-incentive fee net investment income for any fiscal quarter in which our pre-incentive fee net investment income exceeds the hurdle rate but is less than 2.1875% (8.75% annualized) of net assets (also referred to as the “catch up” provision) plus 20% of our pre-incentive fee net investment income for such fiscal quarter greater than 2.1875% (8.75% annualized) of net assets.

The second part of the incentive fee, the capital gains fee, will be determined and payable in arrears as of the end of each fiscal year (or, upon termination of the Investment Advisory Agreement, as of the termination date). The capital gains fee is equal to 20% of our cumulative aggregate realized capital gains from the date of the Investment Advisory Agreement through the end of that fiscal year, computed net of our cumulative aggregate realized capital losses and cumulative aggregate unrealized depreciation on investments for the same time period. The aggregate amount of any previously paid capital gains incentive fees to OHA will be subtracted from the capital gains incentive fee calculated. If such amount is negative, then there is no capital gains fee for such year. For the purposes of the capital gains fee, any gains and losses associated with our investment portfolio as of September 30, 2014 shall be excluded from the capital gains fee calculation.

The Investment Advisory Agreement may be terminated at any time, without the payment of any penalty, by a vote of our Board of Directors or the holders of a majority of our shares on 60 days’ written notice to OHA, and would automatically terminate in the event of its “assignment” (within the meaning of the 1940 Act). Either party may terminate the Investment Advisory Agreement without penalty upon not more than 60 days’ written notice to the other. Pursuant to the Investment Advisory Agreement, OHA pays the compensation expense of its investment professionals, who provide management and investment advisory services to us. We bear all other costs and expenses of our operations and transactions.

Previous Investment Advisory Agreement

Prior to the September 30, 2014 appointment of OHA as our investment advisor, we had a similar investment advisory agreement with our previous investment advisor, NGP Investment Advisor, LP. The fee structure under our previous investment advisory agreement consisted of two components — a base management fee and an incentive fee.

Base Management Fee: Under the previous investment advisory agreement, we calculated the quarterly base management fee as 0.45% (1.8% annualized) of the average of our total assets (inclusive of all cash and cash equivalents without any exclusions) as of the end of the two most recent fiscal quarters, payable quarterly in arrears.

Incentive Fee: The incentive fee under the previous investment advisory agreement consisted of two parts. We calculated the first part of the incentive fee, the investment income incentive fee, as 20% of the excess, if any, of our net investment income for the quarter that exceeded a quarterly hurdle rate equal to 2% (8% annualized) of our net assets, with no “catch up” provision. We calculated and paid this investment income incentive fee quarterly in arrears. For the purpose of this fee calculation, net investment income was defined similarly to that under the Investment Advisory Agreement. For the three and nine months ended September 30, 2014, we did not incur any investment income incentive fees. For the three and nine months ended September 30, 2013, we incurred investment income incentive fees totaling zero and $0.4 million, respectively.

We calculated the second part of the incentive fee, the capital gains fee, as (1) 20% of (a) our net realized capital gains (realized capital gains less realized capital losses) on a cumulative basis from the closing date of our initial public offering to the end of such fiscal year, less (b) any unrealized capital depreciation at the end of such fiscal year, less (2) the aggregate amount of all capital gains fees paid to NGP Investment Advisor, LP in prior fiscal years. We determined and paid the capital gains fee in arrears as of the end of each fiscal year. We have not incurred any capital gains fees under the previous investment advisory agreement since 2007.

Administration Agreement

On September 30, 2014, we entered into an Administration Agreement with OHA pursuant to which OHA replaced NGP Administration, LLC as our administrator and furnishes us with certain administrative services, personnel and facilities. The Administration Agreement has an initial term of two years. Payments under the Administration Agreement will be equal to our allocable portion of OHA’s overhead in performing its obligations under the Administration Agreement, including all administrative services necessary for our operation and the conduct of our business. The aggregate amount of certain costs and expenses payable by us under the Investment Advisory Agreement and the Administration Agreement for the period from October 1, 2014 to September 30, 2015 shall not exceed $2.5 million (the “Cap”); provided that, generally speaking, interest expense and bank fees, management and incentive fees, legal and professional fees, insurance expenses, taxes and costs related to the change in investment advisor are not subject to the Cap. The Administration Agreement may be terminated at any time, without penalty, by a vote of our Board of Directors or by OHA upon 60 days’ written notice to the other party.

Prior to the September 30, 2014 appointment of OHA as our administrator, we had a similar administration agreement with our previous administrator, NGP Administration, LLC, with similar terms and conditions as the Administration Agreement. We owed $253,000 and $296,000 to our previous administrator as of September 30, 2014 and December 31, 2013, respectively, for expenses incurred on our behalf for the final month of the respective quarterly period. We include these amounts in accounts payable and accrued expenses.

Note 5: Federal Income Taxes

For federal income tax purposes, we operate so as to qualify as a RIC under Subchapter M of Chapter 1 of the Code, as amended. As a RIC, we are generally not subject to corporate-level federal income taxes on the portion of our investment company taxable income and net capital gain (i.e., realized net long term capital gains in excess of realized net short term capital losses) distributed to stockholders. To qualify as a RIC, we are required, among other things, to distribute to our stockholders each year at least 90% of investment company taxable income, as defined by the Code, and to meet certain asset-diversification and source-of-income requirements.

Certain of our wholly-owned subsidiaries, or Taxable Subsidiaries, have elected to be taxed as corporations for federal income tax purposes. The Taxable Subsidiaries hold certain of our portfolio investments and are consolidated for financial reporting purposes, but not for income tax reporting purposes. These Taxable Subsidiaries permit us to hold equity investments in portfolio companies that are “pass through” entities for tax purposes, in order to comply with the “source-of-income” requirements that must be satisfied to maintain our qualification as a RIC. The Taxable Subsidiaries may generate net income tax expense or benefit, which is reflected on our consolidated statements of operations.

Note 6: Commitments and Contingencies

As of September 30, 2014, we had investments in or commitments to fund investments in 13 portfolio companies totaling $189.6 million. Of this total, $189.3 million was outstanding and $0.3 million remained committed and available to fund. Generally, these commitments have fixed expiration dates, and we may not fund the entire $0.3 million of commitments before they expire. We do not report the unfunded portions of these commitments on our consolidated balance sheets.

We have continuing obligations under the Investment Advisory Agreement and the Administration Agreement with OHA. See Note 4. The agreements provide that, absent willful misfeasance, bad faith or gross negligence in the performance of its duties or the reckless disregard of its duties and obligations, OHA and its officers, managers, agents, employees, controlling persons, members and any other person or entity affiliated with them will be entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of OHA’s services under the agreements or otherwise as our investment advisor or administrator. The agreements also provide that OHA and its affiliates will not be liable to us or any stockholder for any error of judgment, mistake of law, any loss or damage with respect to any of our investments or any action taken or omitted to be taken by OHA in connection with the performance of any of its duties or obligations under the agreements or otherwise as investment advisor or administrator to us, except to the extent specified in Section 36(b) of the 1940 Act concerning loss resulting from a breach of fiduciary duty with respect to the receipt of compensation for services.

In the normal course of business, we enter into a variety of undertakings containing a variety of representations that may expose us to some risk of loss. We do not expect significant losses, if any, from such undertakings.

Legal Proceedings

From time to time, we are involved in various legal proceedings arising in the normal course of business. While we cannot predict the outcome of these proceedings with certainty, we do not believe that an adverse result in any pending legal proceeding, other than those described below, individually or in the aggregate, would be material to our business, financial condition or cash flows.

ATP Litigation. On August 17, 2012, ATP Oil & Gas Corporation, or ATP, filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Texas. Prior to the bankruptcy filing, we purchased limited term overriding royalty interests, or ORRIs, in certain offshore oil and gas producing properties operated by ATP (generally, the Gomez and Telemark properties). On August 23, 2012, on a motion filed by ATP (Bankr. Dkt. No.15), the bankruptcy judge presiding over ATP’s case signed an order (Bankr. Dkt. No. 191) requiring ATP to pay amounts received after August 17, 2012 to those parties it believes are entitled to receive them, including the ORRI holders, provided that the owners of the ORRIs execute a disgorgement agreement providing for the repayment to ATP of any amounts that the bankruptcy court later finds to have been inappropriately paid. We executed the disgorgement agreement and began receiving monthly distributions in September 2012 from ATP of our share of production proceeds received by ATP after August 17, 2012. As of September 30, 2014, our unrecovered investment was $27.7 million, and we had received aggregate production payments of $30.1 million subject to the disgorgement agreement; both of these amounts are the subject of disputes in the litigation described herein.

As of September 30, 2014, we had incurred legal and consulting fees totaling $4.5 million in connection with the enforcement of our rights under the ORRIs. On various occasions, we have provided notice that such legal expenses will be added to our unrecovered investment balance to the extent they are not reimbursed. To date, we have not received any payments on account of legal expenses aside from our receipt of regular monthly production payments. We add our legal expenses to the unrecovered investment balance in accordance with our transaction documents. As of September 30, 2014, $4.2 million of the $4.5 million in legal and consulting fees have been added to, and are thus included in, the unrecovered investment balance under the terms of our transaction documents. The remaining amounts of legal and consulting fees, totaling $0.3 million and $0.5 million as of September 30, 2014 and December 31, 2013, respectively, are included in accounts receivable and other current assets on our consolidated balance sheets and are, thus, not included in the unrecovered investment balance as of such dates.

On October 17, 2012, we filed a lawsuit against ATP styled: NGP Capital Resources Company v. ATP Oil & Gas Corporation, Adv. Proc. No. 12-03443, in the U.S. Bankruptcy Court for the Southern District of Texas, seeking a declaration that the ORRIs are our property and not property of ATP and that the conveyance and purchase and sale documents are not executory contracts that may be rejected in order to remove or recharacterize our interests in the properties. ATP filed an answer and counterclaim in which it (a) denies that the ORRIs are valid and enforceable, (b) seeks a declaration that (i) the ORRIs are a financing agreement and not a true sale and (ii) the ORRIs are executory contracts that are subject to rejection under 11 U.S.C. Sec. 365, and (c) seeks disgorgement from us of amounts paid to us since August 17, 2012, the date of filing of ATP’s Chapter 11 proceeding. The United States, on behalf of the Department of the Interior, intervened in the lawsuit, arguing that the underlying leases are unexpired leases of real property or executory contracts (and not real property conveyances) and are subject to rejection by ATP. Certain service companies claiming statutory liens or privileges have intervened in the lawsuit for the purposes of establishing that their liens and privileges are superior to our rights and asserting related claims for disgorgement of proceeds paid to us by ATP. The Bank of New York Mellon Trust Company, N.A., the secondary lien holder, has also intervened in the lawsuit, arguing (i) the ORRIs are a financing agreement and not a true sale, (ii) our claims are barred, waived, released and/or otherwise foreclosed by the express terms of the conveyance of the ORRIs, and (iii) either we have not met a condition precedent or we failed to perform or substantially perform our contractual obligations. The issues in the lawsuit have been bifurcated such that the issues of (i) whether the conveyances and transactions between us and ATP constituted outright transfers of ownership and (ii) whether the conveyances are executory contracts or leases that ATP may reject, will be tried first as “Phase 1” of the legal proceedings. Any additional claims, including the service company lien claims and related issues, will be decided later if necessary in “Phase 2.” This lawsuit is currently pending, and the initial trial date was abated along with certain other deadlines pending consideration of various motions. In that context, a Motion for Summary Judgment that we filed was denied, and we subsequently filed a motion to appeal the denial on an interlocutory basis. After our motion to appeal was denied by the United States District Court, we filed a Motion for Reconsideration of the summary judgment denial with the bankruptcy court on June 17, 2014. A new scheduling order has not been entered. We intend to vigorously defend our position that the ORRIs constitute real property interests and are fully valid and enforceable pursuant to their terms, and we intend to vigorously defend our position that the service companies’ statutory liens and privileges do not attach to our ORRIs and/or are not superior to our rights.

Separately, ATP (through a motion filed by the Official Committee of Unsecured Creditors on October 31, 2012) threatened to bring a fraudulent transfer action against us, in which ATP would allege that (a) ATP was insolvent at the time of the assignment of the ORRIs to us, (b) ATP received less than fair value from us in exchange for the assignments of the ORRIs and (c) as a result, the assignments should be set aside. The motion was abated and the referenced claim has not been asserted. We vigorously deny these allegations.

On April 23, 2013, the Department of the Interior, on behalf of the Bureau of Safety and Environmental Enforcement, issued an order directing that the wells on the Gomez properties be shut in and that operations cease. Operations and production ceased on the Gomez properties on April 30, 2013. On June 13, 2013, the Court entered an order (Bankr. Dkt. No. 1999) approving ATP’s request (set forth in Bankr. Dkt. No. 1902) to reject and/or abandon and relinquish its interests in the Gomez properties and related agreements, or the Abandonment Order. Consequently, we no longer receive payments attributable to the Gomez properties.

On May 7, 2013, ATP conducted an auction of its assets, and ATP selected a credit bid from Credit Suisse AG, as administrative and collateral agent to those lenders who are parties to that certain Senior Secured Super Priority Priming Debtor in Possession Credit Agreement dated August 29, 2012, or the DIP Lenders, based on a reduction in the amount of ATP’s outstanding indebtedness to Credit Suisse AG, or the Credit Bid, as the highest and best bid. The Credit Bid did not include an offer to purchase the Gomez properties, but it included an offer to purchase the Telemark properties. On October 17, 2013, the Court entered its Final Order approving the sale (Bankr. Dkt. No. 2706). Under the Final Order, Bennu Oil & Gas, LLC, or Bennu, a newly formed company owned by the DIP Lenders, was authorized to purchase certain ATP assets, including the Telemark properties, as well as claims asserted by ATP in our pending lawsuit relating to the Telemark properties. Our ORRI continues to burden the Telemark properties subject to a resolution of the issues in our pending lawsuit against ATP. The sale to Bennu closed on November 1, 2013. On May 20, 2014, Bennu substituted into our lawsuit for ATP with respect to any claims that relate to assets purchased from ATP.

On March 7, 2014, Bennu filed complaints seeking declaratory judgments that it acquired the Telemark properties free and clear of liens asserted by certain statutory lien claimants, thereby commencing the adversary proceedings styled Bennu Oil & Gas LLC v. Frank’s Casing Crew & Rental Tools, Inc., et. al., (Adv. No. 14-03060), or the Frank’s Casing Adversary, and Bennu Oil & Gas LLC v. Advanced Fire & Safety LLC, et. al., (Adv. No. 14-03056), or the Advanced Fire Adversary. Two of the defendants in the Advanced Fire Adversary filed counterclaims seeking declaratory judgments regarding the extent, validity and priority of their alleged liens. We sought and were granted leave to intervene in the Frank’s Casing and Advanced Fire Adversaries to protect our rights in connection with any determinations relating to the extent, validity and priority of liens against the Telemark properties. These proceedings are pending, and an initial scheduling conference has been set for January 8, 2015.

On June 26, 2014, the bankruptcy court entered an order converting ATP’s bankruptcy case to a case under Chapter 7 of the U.S. Bankruptcy Code. Rodney D. Tow was appointed as Chapter 7 Trustee of ATP’s bankruptcy estate.

On July 10, 2014, we filed, in our lawsuit, a Motion for Leave to amend our complaint to, among other things, add claims and defenses based on facts that occurred after the filing of our complaint, as well as claims and defenses specifically applicable to Bennu. On September 3, 2014, Bennu filed a Motion to Dismiss claims between Bennu and us, as well as an objection to our Motion for Leave. In connection with the Motion to Dismiss, Bennu stated that it does not desire to pursue affirmative claims against us for recharacterization or disgorgement, and it disclaimed any intention to sue us regarding the characterization of the ORRIs. The Motion to Dismiss does not seek to determine any claims, including our claims, any claims of the bankruptcy estate or of the numerous intervenors involved in the litigation, nor does it preclude Bennu or a succeeding party from refiling such claims in the future. On October 1, 2014, we filed an objection to the Motion to Dismiss, asserting that Bennu is the owner of all recharacterization claims against us and requesting that the judge enter a declaratory judgment (rather than a dismissal) that the ORRIs do, in fact, constitute real property interests that are not subject to recharacterization as a loan or otherwise, and are fully valid and enforceable pursuant to their terms. In a related briefing, the Trustee asserted that Bennu does not own recharacterization claims relating to the Gomez properties, and objected to entry of a judgment in our favor due to alleged prejudice that would result against the estate’s alleged claims. Bennu asserted in response that it owns all recharacterization claims against us, but it is opposed to entry of a judgment in our favor. On October 23, 2014, in a status conference conducted by the court, the court required Bennu to file a motion to determine the ownership of the recharacterization claims and set a hearing to determine the issue on December 18, 2014. The court has not set hearings or heard arguments relating to the Motion to Dismiss, our Motion for Reconsideration, or our Motion for Leave. Another status conference has been scheduled for December 18, 2014.

While we intend to vigorously defend the legal positions described above, there can be no assurance that we will ultimately prevail in any or all of these matters.

Note 7: Fair Value

Our investments consisted of the following as of September 30, 2014 and December 31, 2013:

	September 30, 2014				December 31, 2013
		% of		% of		% of		% of
(Dollar amounts in thousands)	Cost	Total	Fair Value	Total	Cost	Total	Fair Value	Total
Portfolio investments
Senior secured debt	$26,392	12.2%	$20,243	10.0%	$34,828	13.0%	$35,483	13.8%
Subordinated debt	67,146	30.9%	68,750	34.1%	92,614	34.5%	85,560	33.2%
Limited term royalties	27,578	12.7%	25,641	12.7%	28,704	10.7%	28,966	11.4%
Contingent earn-out	-	0.0%	-	0.0%	-	0.0%	-	0.0%
Royalty interests	52	0.0%	554	0.3%	218	0.1%	1,106	0.4%
Redeemable preferred units	50,024	23.0%	54,334	27.0%	50,034	18.7%	52,760	20.5%
Equity securities
Membership and partnership units	10,500	4.9%	1,390	0.7%	10,500	3.9%	5,967	2.3%
Participating preferred stock	4,312	2.0%	-	0.0%	4,312	1.6%	21	0.0%
Common stock	419	0.2%	-	0.0%	419	0.2%	640	0.2%
Warrants	91	0.0%	44	0.0%	328	0.1%	868	0.3%
Total equity securities	15,322	7.1%	1,434	0.7%	15,559	5.8%	7,496	2.8%
Total portfolio investments	186,514	85.9%	170,956	84.8%	221,957	82.8%	211,371	82.1%
Government securities
U.S. Treasury Bills	30,610	14.1%	30,610	15.2%	46,000	17.2%	46,000	17.9%
Total investments	$217,124	100.0%	$201,566	100.0%	$267,957	100.0%	$257,371	100.0%

We account for all of the assets in our investment portfolio at fair value, following the provisions of the Financial Accounting Standards Board Accounting Standards Codification Fair Value Measurements and Disclosures, or ASC 820. ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements.

On a quarterly basis, the investment team of our investment advisor prepares fair value estimates for all of the assets in our portfolio utilizing the income approach and market approach in accordance with ASC 820 and presents them to a committee of our Board of Directors — the Audit Committee since OHA has been our investment advisor, and the Valuation Committee under our previous investment advisor. The committee recommends fair values of each investment to our Board of Directors, which in good faith determines the final fair value for each investment. We record investments in securities for which market quotations are readily available at such market quotations in our financial statements as of the valuation date. For investments in securities for which market quotations are unavailable, or which have various degrees of trading restrictions, the investment team of our investment advisor prepares valuation analyses as generally described below.

•	Investment Team Valuation. The investment professionals of our investment advisor prepare fair value estimates for each investment.

•	Investment Team Valuation Documentation. The investment team documents and discusses its preliminary fair value estimates with senior management of our investment advisor.

•	Presentation to Audit Committee. Senior management presents the valuation analyses and fair value estimates to the Audit Committee of our Board of Directors. Prior to September 30, 2014, such presentation was made to the Valuation Committee of our Board of Directors. Effective September 30, 2014, our Board of Directors no longer has a separate Valuation Committee.

•	Third Party Valuation Activity. We may, at our discretion, retain an independent valuation firm to review any or all of the valuation analyses and fair value estimates provided by the investment team of our investment advisor. We have retained an independent valuation firm in connection with the fair value determinations of our middle market, non-energy investments beginning with the quarter ended September 30, 2013. As of September 30, 2014, our middle market non-energy investments collectively represented 26% of the total fair value of our portfolio investments at such date.

•	Board of Directors and Audit Committee. The Board of Directors and the Audit Committee (or the Valuation Committee prior to September 30, 2014) review and discuss the valuation analyses and fair value recommendations provided by the investment team of our investment advisor and the analysis of the independent valuation firm, if applicable.

•	Final Valuation Determination. Our Board of Directors discusses the fair values recommended by the Audit Committee (or the Valuation Committee prior to September 30, 2014) and determines the fair value of each investment in our portfolio, in good faith, based on the input of the investment team of our investment advisor, our Audit Committee (or Valuation Committee prior to September 30, 2014), and the independent valuation firm, if any.

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

Fair value accounting classifies financial assets and liabilities in their entirety based on the lowest level of input that is significant to the estimated fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of assets and liabilities and their placement within the fair value hierarchy levels.

Debt Securities and Limited-Term Royalties:   In determining the fair value of our debt investments, we first assess the overall financial health of the portfolio company through an evaluation of a number of factors, including, as relevant, historical and projected financial results, the portfolio company's enterprise value, and the nature and realizable value of any collateral. In estimating the portfolio company’s enterprise value, we analyze the discounted value of estimated future net cash flows of the portfolio company, derived, when appropriate, from third party valuations of a portfolio company’s assets, such as engineering reserve reports of oil and natural gas properties. We also use a market approach in determining the portfolio company’s estimated enterprise value, considering recent comparable transactions involving similar businesses or assets. We also may consider the markets in which the portfolio company operates; comparison to a peer group of publicly traded securities; the size and scope of the portfolio company and its specific strengths and weaknesses; recent purchases or sales of securities by the portfolio company; recent offers to purchase the portfolio company; the estimated value of comparable securities; and other relevant factors. Based upon these analyses, we assess the sources of cash flow available to the portfolio company to service its debt and the underlying credit risk, and determine an appropriate yield, or discount rate, to apply to our anticipated cash flows to be collected from each debt investment, recognizing that the collection of contractual cash flows may come from one or a combination of cash flows generated from continuing operations of the portfolio company, liquidation of collateral or sale of the portfolio company.  The appropriateness of the yield on our investments is directly relative to our judgment of the associated risks, using observable yield or price data for similar or comparable debt investments when available. Fair value determinations using the discounted cash flow method can be sensitive to significant changes in the inputs. A significant increase (decrease) in the discount rate for a particular security may result in a lower (higher) value for that security.

We invest primarily in illiquid debt investments in small private companies, many of which are in the early stages of development, or are start-up companies in need of growth development capital. There is limited activity, transparency and variable data in the markets in which we invest. In circumstances where there is limited observable price or yield data of similar or comparable securities, we base our considerations on our assessments of the credit trends and underlying performance of our portfolio companies and of the markets in which we invest, relying on the collective judgment of the investment team of our investment advisor and our Board of Directors, which is based on their extensive experience and expertise investing in public and private securities markets.

Equity Securities:   We record our investments in preferred and common equity securities (including warrants or options to acquire equity securities) for which no market prices are available at fair value based on our pro rata share of the residual equity value available after deducting all outstanding debt and other obligations, as applicable, from the estimated enterprise value of the portfolio company. To estimate the enterprise value of the portfolio company, we analyze the discounted cash flows of the portfolio company and indicative pricing (on a proved reserve and/or units-of-production basis, as appropriate) in recent comparable market transactions as mentioned above, adjusted for lack of marketability due to the illiquid nature or other restrictions on the sale of the security. In most cases, we may compute an average of the calculated values of our share of the residual equity value (using multiple approaches or various assumptions) in determining the fair value of the equity security to be reported in our financial statements. Estimating a company’s enterprise value involves judgment, and residual equity values can be relatively volatile based on changes in market conditions, the company’s financial performance and outlook, and other factors. Fair value determinations using market comparables can be sensitive to significant changes in the inputs. A significant increase (decrease) in the reserve multiple, or a significant decrease (increase) in the discount for lack of marketability, for a particular equity security may result in a higher (lower) fair value for that security.

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

Contingent Earn-Out: Our contingent earn-out investment resulted from the sale of our investment in Alden Resources, LLC to Globe BG, LLC in July 2011. The amount of the payment, up to $6.8 million, is based on a formula involving the number of clean tons of coal produced multiplied by the difference between the company’s cost of production in 2010 and the cost of production during the optimal consecutive twelve-month period during the three-year period ended July 2014. Globe has informally advised us that the company’s relative cost of production has not improved since July 2011, so we have estimated the value of the earn-out to be zero. The reporting and review mechanism to conclude the ultimate value of the earn-out has not yet been completed.

Commodity Derivative Instruments: We record all derivative instruments at fair value. Quoted market prices are the best evidence of fair value. We determine the fair value of the crude oil and natural gas options using a market-based valuation methodology based upon forward commodity price and volatility curves. Independent pricing services provide the curves, which reflect broker market quotes. We consider these investments as Level 2 on the valuation hierarchy, as the values represent quoted prices for similar instruments in active markets. We have not held any commodity derivative instruments since September 30, 2013.

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

Due to the inherent uncertainty in the valuation process, the fair values of our investments may differ materially from the values that would have been used had a ready market for the securities existed. Additionally, changes in the market environment, portfolio company performance and other events that may occur over the lives of the investments may cause the gains or losses ultimately realized on our investments to be materially different than the valuations currently assigned.

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

Fair value accounting classifies financial assets and liabilities in their entirety based on the lowest level of input that is significant to the estimated fair value measurement. Our assessment of the significance of a particular input to the estimated fair value measurement requires judgment, and may affect the valuation of assets and liabilities and their placement within the fair value hierarchy levels. We did not have any liabilities measured at fair value at September 30, 2014 or December 31, 2013.

During the three-and nine-month periods ended September 30, 2014, none of our investments in portfolio companies changed between the categories of Control Investments, Affiliate Investments and Non-Affiliate Investments, and there were no transfers between Levels 3, 2 or 1. During the nine-month period ended September 30, 2013, our investment in Spirit Resources, LLC changed from a Non-Affiliate Investment to a Control Investment. During the three- and nine- month periods ended September 30, 2013, we transferred one investment from Level 2 to Level 3 due to changes in observability of significant inputs.

The following tables set forth our financial assets by level within the fair value hierarchy that we accounted for at fair value as of September 30, 2014 and December 31, 2013 (in thousands):

September 30, 2014:	Total	Level 1	Level 2	Level 3
Portfolio investments
Control investments
Senior secured debt	$14,443	$-	$-	$14,443
Royalty interests	510	-	-	510
Equity securities	-	-	-	-
Total control investments	14,953	-	-	14,953
Affiliate investments
Subordinated debt	15,580	-	-	15,580
Equity securities	1,390	-	-	1,390
Total affiliate investments	16,970	-	-	16,970
Non-affiliate investments
Senior secured debt	5,800	-	-	5,800
Subordinated debt	53,170	-	12,360	40,810
Limited term royalties	25,641	-	-	25,641
Contingent earn-out	-	-	-	-
Redeemable preferred units	54,334	-	-	54,334
Royalty interests	44	-	-	44
Equity securities	44	-	-	44
Total non-affiliate investments	139,033	-	12,360	126,673
Total portfolio investments	170,956	-	12,360	158,596
Government securities
U.S. Treasury Bills	30,610	30,610	-	-
Total investments	$201,566	$30,610	$12,360	$158,596

December 31, 2013:	Total	Level 1	Level 2	Level 3
Portfolio investments
Control investments
Senior secured debt	$19,508	$-	$-	$19,508
Royalty interests	518	-	-	518
Equity securities	4,192	-	-	4,192
Total control investments	24,218	-	-	24,218
Affiliate investments
Subordinated debt	15,268	-	-	15,268
Equity securities	1,775	-	-	1,775
Total affiliate investments	17,043	-	-	17,043
Non-affiliate investments
Senior secured debt	15,975	-	-	15,975
Subordinated debt	70,292	-	29,474	40,818
Limited term royalties	28,966	-	-	28,966
Contingent earn-out	-	-	-	-
Redeemable preferred units	52,760	-	-	52,760
Royalty interests	588	-	-	588
Equity securities	1,529	-	-	1,529
Total non-affiliate investments	170,110	-	29,474	140,636
Total portfolio investments	211,371	-	29,474	181,897
Government securities
U.S. Treasury Bills	46,000	46,000	-	-
Total investments	$257,371	$46,000	$29,474	$181,897

The following tables present roll-forwards of the changes in fair value during the three-and nine-month periods ended September 30, 2014 and 2013 for all investments for which we determine fair value using unobservable (Level 3) factors (in thousands):

	Senior Secured	Subordinated	Royalty
	Debt and	Debt and	Interests
	Limited Term	Redeemable	and Equity	Contingent	Total
	Royalties	Preferred Units	Securities	Earn-out	Investments
Three Months Ended September 30, 2014:
Fair value at June 30, 2014	$57,491	$109,732	$3,720	$-	$170,943
Total gains, (losses) and amortization:
Net realized gains (losses)	-	-	962	-	962
Net unrealized gains (losses)	(3,477)	929	(1,342)	-	(3,890)
Net amortization of premiums, discounts and fees	488	42	(2)	-	528
New investments, repayments and settlements, net:
New investments	969	-	-	-	969
Payment-in-kind	273	215	-	-	488
Repayments and settlements	(9,860)	(194)	(1,350)	-	(11,404)
Fair value at September 30, 2014	$45,884	$110,724	$1,988	$-	$158,596

Nine Months Ended September 30, 2014:
Fair value at December 31, 2013	$64,449	$108,846	$8,602	$-	$181,897
Total gains, (losses) and amortization:
Net realized gains (losses)	-	(9,382)	962	-	(8,420)
Net unrealized gains (losses)	(9,001)	11,012	(6,211)	-	(4,200)
Net amortization of premiums, discounts and fees	707	123	(15)	-	815
New investments, repayments and settlements, net:
New investments	2,448	-	-	-	2,448
Payment-in-kind	418	583	-	-	1,001
Repayments and settlements	(13,137)	(458)	(1,350)	-	(14,945)
Fair value at September 30, 2014	$45,884	$110,724	$1,988	$-	$158,596

Of the net unrealized losses presented in the table above, $12.1 million of such unrealized losses for the nine months ended September 30, 2014 were attributable to assets we held at September 30, 2014, including Spirit Resources, LLC ($6.4 million) and Contour Highwall Holdings, LLC ($4.1 million). We present net unrealized gains (losses) on our consolidated statements of operations as “Net unrealized appreciation (depreciation) on investments.”

	Senior Secured	Subordinated	Royalty
	Debt and	Debt and	Interests
	Limited Term	Redeemable	and Equity	Contingent	Total
	Royalties	Preferred Units	Securities	Earn-out	Investments
Three Months Ended September 30, 2013:
Fair value at June 30, 2013	$71,529	$93,436	$9,297	$-	$174,262
Total gains, (losses) and amortization:
Net unrealized gains (losses)	(97)	466	179	-	548
Net amortization of premiums, discounts and fees	95	24	(3)	-	116
Transfers to Level 3	-	-	109	-	109
New investments, repayments and settlements, net:
New investments	2,153	-	-	-	2,153
Payment-in-kind	107	171	-	-	278
Repayments and settlements	(779)	-	-	-	(779)
Fair value at September 30, 2013	$73,008	$94,097	$9,582	$-	$176,687

Nine Months Ended September 30, 2013:
Fair value at December 31, 2012	$101,234	$81,357	$2,863	$240	$185,694
Total gains, (losses) and amortization:
Net realized gains (losses)	-	-	1,500	-	1,500
Net unrealized gains (losses)	19	(5,687)	(4,135)	(240)	(10,043)
Net amortization of premiums, discounts and fees	565	78	(3)	-	640
Transfers to Level 3	-	-	210	-	210
New investments, repayments and settlements, net:
New investments	16,492	40,676	2,897	-	60,065
Restructuring	(8,000)	-	8,000	-	-
Payment-in-kind	212	1,125	-	-	1,337
Repayments and settlements	(37,514)	(23,452)	(1,750)	-	(62,716)
Fair value at September 30, 2013	$73,008	$94,097	$9,582	$-	$176,687

Of the $10.0 million in net unrealized losses presented in the table above, $9.6 million was attributable to assets we held at September 30, 2013.

The following table summarizes the significant unobservable inputs in the fair value measurements of our Level 3 investments by category of investment and valuation technique as of September 30, 2014 (dollars in thousands):

	Fair Value as of	Valuation	Significant	Range of	Weighted
Type of Investment	September 30, 2014	Technique	Unobservable Inputs	Inputs	Average
Senior debt securities and limited term royalties	$36,941	Discounted cash flow	Discount rate	8.0% - 22.5%	18.8%
	7,500	Market comparables	EBITDA multiples	3.0x - 5.0x	4 .0x
	1,443	Recent or pending transactions	N/A	N/A	N/A
	45,884
Subordinated debt securities and redeemable preferred units	42,779	Discounted cash flow	Discount rate	8.9% - 17.4%	14.5%
	67,945	Market comparables	Reserve multiples (1)	$9.00 - $15.00	$12.39
			Production multiples (2)	$24.00 - $51.00	$34.86
			EBITDA multiples	3.5x - 5.5x	4.8 x
	110,724
Royalty interests and equity securities	1,390	Market comparables	EBITDA multiples	5.5x - 6.5x	6 .0x
	598	Recent or pending transactions	N/A	N/A	N/A
	1,988
	$158,596

(1)	Based on recent comparable transactions involving similar assets, expressed as price per unit of equivalent barrel of oil in proved reserves.
(2)	Based on recent comparable transactions involving similar assets, expressed as price per daily production of equivalent barrel of oil in proved reserves.

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

The components of gains (losses) on commodity derivative instruments are as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Unrealized gains on commodity derivatives	$-	$68	$-	$235
Realized losses on commodity derivatives	-	(68)	-	(245)

Net losses on commodity derivative instruments	$-	$-	$-	$(10)

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

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q that relate to estimates or expectations of our future performance or financial condition may constitute “forward-looking statements”. These forward-looking statements are subject to various risks and uncertainties, which could cause actual results and conditions to differ materially from those projected, including, but not limited to,

•	uncertainties associated with the timing and likelihood of investment transaction closings;
•	changes in the prospects of our portfolio companies;
•	changes in interest rates;
•	the future operating results of our portfolio companies and their ability to achieve their objectives;
•	changes in regional, national or international economic conditions and their impact on the industries in which we invest;
•	disruptions in the credit and capital markets;
•	changes in the conditions of the industries in which we invest;
•	the adequacy of our cash resources and working capital;
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	the ability of our investment advisor to locate suitable investments for us and to monitor and administer the investments; and
•	other factors enumerated in our filings with the Securities and Exchange Commission, or the SEC.

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

Overview

We are a specialty finance company whose investment objective is to generate both current income and capital appreciation primarily through debt investments with certain equity components. We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, or the 1940 Act, and, as such, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” which include securities of private U.S. companies, U.S. companies whose securities are listed on a national securities exchange but whose market capitalization is less than $250 million, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, for federal income tax purposes we operate so as to qualify as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, or the Code, as amended. As a RIC, we generally do not have to pay corporate-level taxes on any income and capital gains we distribute to our stockholders. We have several direct and indirect subsidiaries that are single member limited liability companies and wholly-owned limited partnerships established to hold certain portfolio investments or provide services to us in accordance with specific rules prescribed for a company operating as a RIC. We consolidate the financial results of our subsidiaries for financial reporting purposes, and do not consolidate the financial results of our portfolio companies.

On September 30, 2014, our stockholders approved a new investment advisory agreement pursuant to which Oak Hill Advisors, L.P., or OHA, was appointed as our new investment advisor, replacing NGP Investment Advisor, LP, which had been our investment advisor since our inception. In connection with this change in investment advisor, we changed our name from NGP Capital Resources Company to OHA Investment Corporation. OHA is a leading independent investment firm specializing in direct lending, high yield bonds, leveraged loans, distressed investments, mortgage strategies and corporate structured products. Managing our portfolio is an extension of OHA’s direct lending activities to middle market companies, which OHA defines as companies with annual revenue of $50 million to $1 billion. With respect to sourcing, OHA pursues selective direct origination from key financial sponsors, corporations and other sources, and it has sought to position itself as a value-added partner in club transactions. OHA believes its experience in the below investment grade credit markets positions it well to execute private deals and capture illiquidity premium and attractive, uncorrelated returns that may be found in this market.

OHA expects that most of our new investments will be in senior and junior secured, unsecured and subordinated debt securities in U.S. private and public middle market companies with maturities ranging from three to seven years. However, OHA seeks to identify attractive investments throughout the capital structure and thus may invest in equity, distressed debt and other assets. From time to time, OHA may invest opportunistically in other types of investments consistent with the terms of the 1940 Act.

In connection with the appointment of OHA as our new investment advisor, each member of our Board of Directors resigned. In connection with their resignations, the Board of Directors appointed a new slate of five directors, including Glenn R. August (Chairman) and Robert B. Okun as “interested directors,” and Stuart I. Oran, James A. Stern and Frank V. Tannura as independent directors. The new members of the Board of Directors appointed Robert W. Long as our President and Chief Executive Officer, and L. Scott Biar remains our Chief Financial Officer, Secretary, Treasurer and Chief Compliance Officer on an interim basis.

On September 30, 2014, we completed the private sale of $1 million in aggregate purchase price of our common stock at an offering price of $8.53 per share to an affiliate of OHA, pursuant to the stock purchase and transaction agreement dated July 21, 2014, by and among us, OHA and the affiliate. The price per share paid by the affiliate was the net asset value per share established by our previous board of directors as of a date within 48 hours prior to the purchase, excluding the impact of certain transaction and closing expenses, and represented a 38% premium to the market price per share on such date. The OHA affiliate has also executed a stock purchase plan in accordance with Rule 10b-5-1 of the Securities Exchange Act of 1934, pursuant to which it has committed to purchase, from time to time during the 12-month period ending September 30, 2015, through open market purchases, additional shares of our common stock having an aggregate purchase price of $4 million. Through November 6, 2014, pursuant to such plan, the OHA affiliate has purchased an aggregate of 266,268 shares of our common stock in the open market at an average price of $6.38 per share, totaling $1.7 million. If the affiliate has not purchased shares of our common stock under the stock purchase plan for an aggregate purchase price of $4 million by September 30, 2015, it has agreed to purchase from us, and we have agreed to issue and sell, the remaining balance at a price per share equal to the net asset value per share of our common stock.

We generate revenue in the form of interest income on the debt securities and limited-term royalty interests that we own, dividend income on common or preferred stock that we own, royalty income on royalty interests that we own and capital gains or losses on debt or equity securities that we acquire in portfolio companies and subsequently sell. Our investments, if in the form of debt securities, typically have a term of three to seven years and bear interest at a fixed or floating rate, a portion of which may be paid-in-kind, or PIK, interest which is added to the principal balance. To the extent achievable, we seek to collateralize our investments by obtaining security interests in our portfolio companies’ assets. We also may acquire minority or majority equity interests in our portfolio companies, which may pay cash or paid-in-kind, or PIK, dividends on a recurring or otherwise negotiated basis. In addition, we may generate revenue in other forms including commitment, origination, structuring, administration or due diligence fees; fees for providing managerial assistance; and potentially consulting fees. We recognize any such fees generated in connection with our investments as earned.

Our level of investment activity can and does vary substantially from period to period depending on many factors. Some of these factors are the amount of debt and equity capital available to middle market companies, the level of acquisition and divestiture activity for such companies, the general economic environment and the competitive environment for the types of investments we make, and our own ability to raise capital to fund our investments, both through the issuance of debt and equity securities. While we currently have capital available to invest, we do not have unlimited capital. In addition, if a substantial portion of our investment portfolio were to be realized in the near term, no assurance can be given that our investment advisor will be able to source sufficient appropriate investments to timely replace the investment income from the realized investments.

Portfolio and Investment Activity

On November 4, 2014, in connection with a refinancing, Nekoosa Coated Products Holdings, Inc., or Nekoosa, prepaid its Second Lien Term Loan in the amount of $18.4 million. This prepayment included a 2%, or $0.4 million, call premium, and we will record previously unamortized original issue discount of $0.3 million as additional interest income in the fourth quarter as a result of this prepayment. This investment was initiated in April 2013 and generated an internal rate of return of 19.6% and a return on investment of 1.3x.

In July 2014, Crossroads Energy Development, LLC, or Crossroads, fully repaid its Senior Secured Term Loan in the amount of $9.0 million and repurchased our overriding royalty interest and warrants in Crossroads for a combined $1.4 million, resulting in a capital gain of $1.0 million, or $0.05 per common share. This investment was outstanding for 13 months and generated an internal rate of return of 31.0% and a return on investment of 1.3x.

In June 2014, we sold a $3.0 million face amount portion of our Talos Production, LLC 9.75% Senior Unsecured Notes, or the Talos Notes, at an average price of 105.8% of par, resulting in a capital gain of $0.2 million, or $0.01 per common share.

In April 2014, we sold our $13.0 million face amount of Midstates Petroleum Company 10.75% Senior Subordinated Notes, or the Midstates Notes, at an average price of 108.1% of par, resulting in a capital gain of $0.7 million, or $0.03 per common share. Our investment in the Midstates Notes, which originated in October 2012, generated an internal rate of return of 14.6% with a return on investment of 1.2x.

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

In 2011 and 2012, we purchased from ATP Oil & Gas Corporation, or ATP, limited-term overriding royalty interests, or ORRIs, in certain offshore oil and gas producing properties operated by ATP in the Gulf of Mexico, including $25.0 million paid on July 3, 2012. Under this arrangement, we purchased the right to portions (ranging from 5.0% to 10.8%) of the monthly production proceeds from the various oil and gas properties subject to the ORRIs in ATP’s Gomez and Telemark properties. The terms of the ORRIs provide that they will terminate after we receive production payments that equal a defined sum calculated (generally) based on our investment in the ORRIs plus a time-value factor at a rate of 13.2% per annum. On August 17, 2012, ATP filed for protection under Chapter 11 of the U.S. Bankruptcy Code. For more information, please refer to the discussion of the ATP Litigation under the heading “Legal Proceedings” in Note 6, “Commitments and Contingencies,” to the Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q. As of September 30, 2014, our unrecovered investment was $27.7 million, and we had received aggregate production payments of $30.1 million subject to a disgorgement agreement. In addition, as of September 30, 2014, we had incurred legal and consulting fees totaling $4.5 million in connection with the enforcement of our rights under the ORRIs. On various occasions, we have provided notice that such legal expenses will be added to our unrecovered investment balance to the extent they are not reimbursed. To date, we have not received any payments on account of legal expenses aside from our receipt of regular monthly production payments. We add our legal expenses to the unrecovered investment balance in accordance with our transaction documents. As of September 30, 2014, $4.2 million of the $4.5 million in legal and consulting fees have been added to, and are thus included in, the unrecovered investment balance under the terms of our transaction documents. The remaining amounts of legal and consulting fees, totaling $0.3 million and $0.5 million as of September 30, 2014 and December 31, 2013, respectively, are included in accounts receivable and other current assets on our consolidated balance sheets and are, thus, not included in the unrecovered investment balance as of such dates.

The following table summarizes our investment activity, on a cost basis, for the nine months ended September 30, 2014 and 2013 (dollars in millions):

	2014	2013
Investment portfolio, beginning of period	$227.9	$219.9
New investments	-	78.3
Additional investments in existing portfolio companies	3.6	9.3
Principal repayments, realizations and settlements	(42.2)	(74.2)
Investment portfolio, end of period	$189.3	$233.3

Number of portfolio companies at end of period	13	16

The table below shows our portfolio investments by type as of September 30, 2014 and December 31, 2013. We compute yields on investments using interest rates as of the balance sheet date and include amortization of original issue discount and market premium or discount, royalty income and other similar investment income, weighted by their respective costs when averaged. We compute the yield on income from derivatives using estimated derivative income, net of expired options costs. These yields do not include income from any investments on non-accrual status but do include the cost basis of such investments in the denominator. Such weighted average yields are not necessarily indicative of expected total returns on a portfolio.

	September 30, 2014			December 31, 2013
	Weighted			Weighted
	Average	Percentage of Portfolio		Average	Percentage of Portfolio
	Yields	Cost	Fair Value	Yields	Cost	Fair Value
Senior secured debt	9.7%	14.2%	11.9%	12.6%	15.7%	16.8%
Subordinated debt	13.3%	35.9%	40.2%	11.1%	41.7%	40.5%
Limited term royalties	13.8%	14.8%	15.0%	13.8%	12.9%	13.7%
Contingent earn-out	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Royalty interests	161.2%	0.0%	0.3%	78.2%	0.1%	0.5%
Redeemable preferred units	8.0%	26.9%	31.8%	8.0%	22.6%	25.0%
Equity securities
Membership and partnership units	0.0%	5.6%	0.8%	0.0%	4.7%	2.8%
Participating preferred stock	0.0%	2.3%	0.0%	0.0%	1.9%	0.0%
Common stock	0.0%	0.2%	0.0%	0.0%	0.2%	0.3%
Warrants	0.0%	0.1%	0.0%	0.0%	0.2%	0.4%
Total equity securities	0.0%	8.2%	0.8%	0.0%	7.0%	3.5%
Total portfolio investments	10.4%	100.0%	100.0%	10.2%	100.0%	100.0%

As of September 30, 2014 and December 31, 2013, the total fair value of our portfolio investments was $171.0 million and $211.4 million, respectively. Of those fair value totals, approximately $158.6 million, or 93%, as of September 30, 2014, and $181.9 million, or 86%, as of December 31, 2013, are determined using significant unobservable (i.e., Level 3) inputs.

Results of Operations

Investment Income

During the three months ended September 30, 2014, our total investment income was $5.6 million, decreasing by $0.4 million, or 7%, compared to $6.0 million in the corresponding period of 2013. The decrease in 2014 was primarily a result of a decrease in the size of our investment portfolio due to sales, repayments and settlements in excess of new investments between the two periods. Our portfolio balance, on a cost basis, decreased from $227.8 million at September 30, 2013 to $186.5 million at September 30, 2014, primarily as a result of net sales, redemptions and settlements in excess of new portfolio investments. Our weighted average yield decreased slightly from 10.5% at September 30, 2013 to 10.4% at September 30, 2014.

During the nine months ended September 30, 2014, investment income decreased by $4.5 million, or 21%, to $16.9 million compared to the same period in 2013. The decrease in 2014 is primarily attributable to “make whole” interest income earned in 2013 totaling $2.5 million from the repayments of loans to Castex Energy Development Fund, LLC, or CDF, and Resaca Exploitation, Inc., or Resaca, and as a result of lower average portfolio balances in 2014.

The table below summarizes our non-accruing and non-income producing investments:

	September 30, 2014		December 31, 2013
(Dollars in thousands)	Cost	Fair Value	Cost	Fair Value
Non-accruing investments
Chroma Exploration & Production, Inc.	$4,312	$-	$4,312	$21
GMX Resources, Inc. second-priority notes (sold in January 2014)	-	-	9,452	70
Spirit Resources, LLC - Tranche B (non-accrual 3/31/14)	4,409	1,443	N/A	N/A
Total non-accruing investments	8,721	1,443	13,764	91
Non-income producing investments
Contour Highwall Holdings, LLC units	-	-	-	836
Crossroads Energy Development, LLC warrants (sold in July 2014)	-	-	237	796
Globe BG, LLC (contingent Alden Resources royalty earn-out)	-	-	-	-
Huff Energy Holdings, Inc. warrants and overriding royalty (after pay-out)	84	90	84	84
Myriant Corporation common stock and warrants	468	-	468	670
NGP/OCI Investments, LLC Class A Units	2,500	1,390	2,500	1,775
Spirit Resources, LLC preferred units	8,000	-	8,000	3,356
Total non-income producing investments	11,052	1,480	11,289	7,517
Total non-accruing and non-income producing investments	$19,773	$2,923	$25,053	$7,608

Operating Expenses

The table below summarizes the components of our operating expenses (in thousands):

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Interest expense and bank fees	$405	$655	$1,569	$2,468
Management and incentive fees	1,254	1,405	3,906	4,602
Costs related to strategic alternatives review	5,352	-	6,017	-
Professional fees, insurance expenses and other G&A	1,333	1,262	4,798	3,847
Total operating expenses	$8,344	$3,322	$16,290	$10,917

For the three months ended September 30, 2014, operating expenses were $8.3 million, increasing $5.0 million compared to $3.3 million for the quarter ended September 30, 2013. The increase was primarily attributable to $5.4 million of costs related to our strategic alternatives review that resulted in the appointment of OHA as our new investment advisor. Interest expense and fees on our credit facilities were $0.4 million for the three months ended September 30, 2014, compared to $0.7 million for the three months ended September 30, 2013, as a result of decreased borrowing levels supporting our smaller investment portfolio. Management and incentive fees were 11% lower in the quarter ended September 30, 2014 at $1.3 million, compared to $1.4 million for the quarter ended September 30, 2013, primarily as a result of lower average total asset balances, which are the basis for the base management fee computation. Professional fees, insurance expenses and other general and administrative expenses totaled $1.3 million for the quarter ended September 30, 2014, increasing slightly compared to the quarter ended September 30, 2013, primarily as a result of the timing of costs related to our annual stockholders meeting, which was held during the third quarter in 2014 but in the second quarter in 2013.

In connection with the transactions surrounding the appointment of OHA as our new investment advisor, and the process of evaluating strategic alternatives which led up to it, we incurred costs totaling $5.4 million, or $0.26 per share, during the three months ended September 30, 2014, including $3.4 million of retention payments to employees of our former administrator pursuant to retention agreements entered into in September 2013 and allocated to us under the terms of the administration agreement with NGP Administration, LLC, $1.1 million for a “tail” insurance policy covering our former directors, and officers, and $0.9 million of legal and investment banking advisory fees. The additional $0.7 million, or $0.03 per share, of costs related to the strategic alternatives review incurred during the first six months of 2014 primarily included legal and professional fees. We also incurred an additional $0.6 million, or $0.03 per share, of costs related to the strategic alternatives review during the fourth quarter of 2013. Thus, the total cost incurred related to the strategic review process was $6.7 million, or $0.32 per share.

For the nine months ended September 30, 2014, operating expenses were $16.3 million, increasing by $5.4 million, or 50%, compared to $10.9 million for the nine months ended September 30, 2013, primarily as a result of $6.0 million of costs related to our strategic alternatives review that resulted in the appointment of OHA as our new investment advisor. Interest expense and fees on our credit facilities decreased to $1.6 million for the nine months ended September 30, 2014, compared to $2.5 million for the nine months ended September 30, 2013, as a result of decreased borrowing levels supporting our smaller investment portfolio. Management and incentive fees were 15% lower in the first nine months of 2014 at $3.9 million, compared to $4.6 million in the prior year, primarily as a result of investment income incentive fees of $0.4 million in 2013, driven by our net investment income exceeding the quarterly hurdle rate of 2% in the second quarter of 2013. Professional fees, insurance expenses and other general and administrative expenses for the nine months ended September 30, 2014 increased by $1.0 million, or 26%, to $4.8 million, compared to $3.8 million for the nine months ended September 30, 2013, primarily as a result of $0.6 million, or $0.03 per share, of administrative costs expensed upon the expiration of our shelf registration statement on Form N-2 in April 2014.

Operating expenses include our allocable portion of the total operating expenses incurred by us, our investment advisor and our administrator, as determined by our Board of Directors and representatives of our investment advisor and our administrator. Other general and administrative expenses include our allocated share of employee, facilities, stockholder services and marketing costs incurred by our administrator.

According to the terms of our previous investment advisory agreement with NGP Investment Advisor, LP, we calculated the base management fee quarterly as 0.45% of the average of our total assets (inclusive of all cash and cash equivalents without any exclusions) as of the end of the two most recent fiscal quarters. According to the terms of our new Investment Advisory Agreement with OHA, effective October 1, 2014, we will calculate the base management as 0.4375% (reduced to 0.375% in the first year) of the average of our total assets (excluding cash, cash equivalents and U.S. treasury bills that are purchased with borrowed funds solely for the purpose of satisfying quarter-end diversification requirements related to our election to be taxed as a RIC under the Code). Consequently, our base management fee, relative to our total asset balances, will be lower in future periods compared to historical levels.

Under the OHA Investment Advisory Agreement, the investment income incentive fee will be calculated quarterly at a rate of 20% of quarterly net investment income above a “hurdle rate” of 1.75% per quarter (7% annualized) with a “catch up” provision. Under our previous investment advisory agreement, the investment income incentive fee was calculated at 20% of net investment income above a “hurdle rate” of 2.0% per quarter (8% annualized) with no “catch up” provision. We have not incurred any investment income incentive fees since the second quarter of 2013. However, if our operating results improve considerably in future periods and exceed the 1.75% quarterly hurdle rate, we will incur investment income incentive fees.

Net Investment Income (Loss)

For the three months ended September 30, 2014, net investment loss was $2.8 million, or $0.14 per common share, compared to net investment income of $2.6 million, or $0.13 per common share, for the three months ended September 30, 2013. The $5.4 million decrease in net investment income was primarily attributable to the $5.4 million of costs related to the strategic alternatives review process and the transactions related to the appointment of OHA as our new investment advisor.

For the nine months ended September 30, 2014, net investment income was $0.6 million, or $0.03 per common share, compared to $10.4 million, or $0.50 per common share, for the nine months ended September 30, 2013. The $9.8 million decrease was primarily attributable to the $6.0 million of costs related to the strategic alternatives review process and the decrease in investment income described above.

Net Realized Gains (Losses)

For the three months ended September 30, 2014, we realized net capital gains of $1.0 million, or $0.05 per common share, as a result of the realization of our overriding royalty interest and warrants in Crossroads. We did not realize any gains or losses on investments during the three months ended September 30, 2013.

For the nine months ended September 30, 2014, we realized net capital losses of $8.1 million, or $0.40 per common share, primarily as the result of a loss of $9.4 million on the disposition of our GMX 2018 Notes, partially offset by net realized gains on the settlement of our investments in Crossroads, the sale of our Midstates Notes and partial sale of our Talos Notes. For the nine months ended September 30, 2013, we recognized net realized capital gains of $0.8 million resulting from a $1.8 million gain from the sale of our Class B LP units of CDF and a $1.3 million gain from the sale of $10.0 million face amount of EP Energy Senior Unsecured Notes, or the EP Energy Notes, at an average price of 113.375% of par, partially offset by a $1.6 million loss from the sale of our 228,853 shares of GMX common stock at an average price of $3.28, a $0.2 million loss on the disposition of our Resaca warrants and a $0.5 million loss resulting from adjustments to liabilities recorded to satisfy obligations related to certain previously disposed investments.

Unrealized Appreciation or Depreciation on Investments

For the three months ended September 30, 2014, net unrealized depreciation on portfolio investments was $4.3 million, or $0.21 per share, primarily due to decreases in the estimated fair value of our investments in Contour Highwall Holdings, LLC, or Contour, of $3.9 million and the Crossroads investments, due to realization, of $1.4 million, offset by increases in the estimated fair value of our investments in OCI Holdings, LLC, or OCI, Subordinated Notes and Preferred Units of $0.7 million, Castex 2005, LP Preferred Units of $0.5 million and net decreases in the value of remaining investments of $0.2 million. By comparison, for the three months ended September 30, 2013, net unrealized appreciation on portfolio investments was $2.5 million, or $0.12 per share, primarily due to increases in the estimated fair value of our investments in Talos Notes of $1.3 million, Midstates Notes of $0.6 million, Crossroads ORRI and warrants totaling $0.5 million and net increases in the value of remaining investments of $0.1 million. We have lowered the estimated fair value of our Senior Secured Term Loan and equity investment in Contour to reflect the current weak industry conditions in the highwall coal mining market, and their impact on Contour’s operations, cash flows and underlying value of its assets.

For the nine months ended September 30, 2014, net unrealized depreciation on portfolio investments was $5.0 million, or $0.24 per share, primarily due to decreases in the estimated fair value of our investments in Contour of $4.1 million, Spirit Resources, LLC, or Spirit, Preferred Units and Tranche B Senior Notes of $6.4 million, ATP limited-term ORRIs of $2.2 million and the reversal of previously recorded unrealized appreciation, due to realization, associated with our investments in Crossroads of $1.4 million, partially offset by the reversal of previously recorded unrealized depreciation, due to realization, associated with our investment in GMX 2018 Notes of $9.4 million and net decreases in the value of remaining investments of $0.3 million. By comparison, for the nine months ended September 30, 2013, net unrealized depreciation on portfolio investments was $10.2 million, or $0.49 per share, primarily due to decreases in the estimated fair value of our investments in GMX 2018 Notes of $7.4 million and Spirit Preferred Units and overriding royalty interests of $4.3 million, partially offset by increases in the fair value of Castex 2005 Preferred Units of $1.1 million and net increases in the fair value of our remaining investments of $0.4 million. We are involved in negotiations to liquidate Spirit’s assets, and we have lowered the fair value of our Spirit investments to reflect the status of such negotiations.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended September 30, 2014, we recorded a net decrease in net assets resulting from operations of $6.1 million, or $0.30 per share, compared to a net increase in net assets resulting from operations of $5.1 million, or $0.25 per share, for the three months ended September 30, 2013. The $11.1 million, or $0.55 per share, net decrease between the two periods was primarily attributable to the $5.4 million of costs related to the strategic alternatives review process, and the $5.7 million net increase in net realized and unrealized losses on our investments, all of which are described above.

For the nine months ended September 30, 2014, we recorded a net decrease in net assets resulting from operations of $12.5 million, or $0.61 per share, compared to a net increase in net assets resulting from operations of $1.0 million, or $0.05 per share, for the nine months ended September 30, 2013. The $13.4 million, or $0.66 per share, net decrease between the two periods was primarily attributable to the $9.8 million reduction in net investment income, and the $3.6 million increase in net realized and unrealized losses on our investments, both of which are described above.

Financial Condition, Liquidity and Capital Resources

During the nine months ended September 30, 2014, we generated cash from operations of $1.6 million, excluding net purchases of investments, compared to $8.8 million during the comparable period of 2013. The lower amount of cash generated from operations in 2014 was primarily attributable to the $6.0 million of costs related to the strategic alternatives review in 2014 and lower cash investment income in 2014 compared to 2013.

Our net cash provided by operating activities for the nine months ended September 30, 2014 was $46.1 million, compared to $1.5 million for the same period of 2013. This increase in net cash provided in 2014 was primarily due to lower net purchases of investments in portfolio securities and U.S. Treasury Bills in 2014. Purchases of portfolio securities during the first nine months of 2014 totaled $2.4 million, compared to $84.9 million during the first nine months of 2013. Purchases in 2014 consisted of additional investments in existing portfolio companies. Purchases in 2013 primarily included the Talos Notes of $24.8 million, OCI Subordinated Notes and direct equity co-investment totaling $17.2 million, Nekoosa Second Lien Term Loan of $17.2 million, KOVA International, Inc. Senior Notes of $8.8 million, Crossroads Senior Secured Term Loan of $8.8 million and additional investments in existing portfolio companies totaling $8.1 million. Proceeds from the realization of investments totaled $31.6 million during the first nine months of 2014, compared to $77.6 million during the first nine months of 2013. Realizations in 2014 included Midstates Notes of $14.1 million, Crossroads Senior Secured Term Loan, ORRI and warrants totaling $10.4 million, Talos Notes of $3.2 million, ATP limited-term ORRI of $3.0 million and other realizations totaling $0.9 million. Realizations in 2013 included CDF Senior Secured Term Loan and Class B LP units of $29.3 million, Resaca Senior Unsecured Term Loan of $13.7 million, EP Energy Notes of $11.3 million, Southern Pacific Resources Corp. Term Loan of $9.7 million, ATP limited-term ORRI of $9.3 million and other realizations totaling $4.3 million. During the first nine months of 2014, we recorded net sales of U.S. Treasury Bills of $15.4 million, compared to zero in the first nine months of 2013.

At September 30, 2014, we had cash and cash equivalents totaling $55.6 million. At September 30, 2014, the amount outstanding under our $72.0 million Third Amended and Restated Revolving Credit Agreement, or the Investment Facility, was $57.0 million and $15.0 million was available for borrowing. We repaid $51.0 million of the balance outstanding under the Investment Facility in early October with cash on hand. As of September 30, 2014, the amount outstanding under our $30.0 million Treasury Secured Revolving Credit Agreement, or the Treasury Facility, was $30.0 million, and there was no additional amount available for borrowing. We repaid the entire balance outstanding under the Treasury Facility in October 2014 with proceeds from the sale of U.S. Treasury Bills.

During the nine months ended September 30, 2014, we paid cash dividends totaling $9.8 million, or $0.48 per share, to our common stockholders. In September 2014, we declared a third quarter dividend totaling $3.3 million, or $0.16 per share, which was paid in October 2014. We currently intend to continue to distribute, out of assets legally available for distribution and as determined by our Board of Directors, in the form of quarterly dividends, a minimum of 90% of our annual investment company taxable income to our stockholders.

We determine the tax characteristics of our dividend distributions as of the end of the fiscal year, based on the taxable income for the full year and distributions paid during the year. Taxable income available for distribution differs from consolidated net investment income under GAAP due to (i) temporary and permanent differences in income and expense recognition, (ii) capital gains and losses, (iii) activity at taxable subsidiaries, and (iv) the timing and period of recognition regarding dividends declared in December of one year and paid in January of the following year. The tax characteristics for dividends paid in 2014 will be reported to each stockholder on Form 1099-DIV after the end of the year. Based on the information currently available, and largely as a result of the costs incurred related to the strategic review process, the final tax characteristics for dividend distributions in 2014 are expected to include ordinary taxable income and return of capital.

On October 31, 2011, our Board of Directors approved a stock repurchase plan, pursuant to which we may, from time to time, repurchase up to $10.0 million of our common stock in the open market at prices not to exceed net asset value during our open trading periods. Our Board of Directors authorized this plan because it believed that general market trading activity may cause our common stock to be undervalued from time to time. The repurchase program does not obligate us to purchase any shares and may be discontinued at any time. Pursuant to this plan, during 2012 and 2013, we repurchased an aggregate of 1,129,014 shares of our common stock in the open market at an average price of $6.71 per share, for total purchases of $7.6 million. We have not made any repurchases pursuant to the stock repurchase plan since May 2013. Under the terms of the stock repurchase plan, we are authorized to repurchase up to an additional $2.4 million of our common stock. Any future repurchases will be made in accordance with applicable securities laws and regulations that set certain restrictions on the method, timing, price and volume of stock repurchases and certain notice requirements.

Credit Facilities and Borrowings

On May 23, 2013, we entered into a $72.0 million Investment Facility, which replaced our previous credit facility. The total amounts outstanding under the Investment Facility were $57.0 million and $53.0 million as of September 30, 2014 and December 31, 2013, respectively. The Investment Facility was amended September 29, 2014, to permit the appointment of OHA as our new investment advisor. Substantially all of our assets except our investments in U.S. Treasury Bills are collateral for the obligations under the Investment Facility. The Investment Facility matures on May 23, 2016, and bears interest, at our option, at either (i) LIBOR plus 325 to 475 basis points, or (ii) the base rate plus 225 to 375 basis points, both based on our amounts outstanding. As of September 30, 2014, the average interest rate on our outstanding balance of $57.0 million was 3.9%, and an additional $15.0 million was available for borrowing under the Investment Facility. We repaid $51.0 million of the balance outstanding under the Investment Facility in early October 2014.

On March 31, 2011, we entered into a $30.0 million Treasury Facility that can only be used to purchase U.S. Treasury Bills. Proceeds from the Treasury Facility facilitate the growth of our investment portfolio and provide flexibility in the sizing of our portfolio investments. The Treasury Facility has been amended from time to time, generally to extend the expiration date and, in some cases, to revise the size of the facility. On September 24, 2014, we entered into a fifth amendment to the Treasury Facility which extended the expiration date to September 24, 2015, reduced the size of the Treasury Facility to $30.0 million, and permitted the appointment of OHA as our new investment advisor. We have the right at any time to prepay amounts outstanding under the Treasury Facility, in whole or in part, without premium or penalty. As of September 30, 2014, we had $30.0 million outstanding and no additional amount available for borrowing under the Treasury Facility, and the interest rate on our outstanding balance was 1.7%. We repaid the entire balance outstanding under the Treasury Facility in October 2014 with proceeds from the sale of U.S. Treasury Bills.

The Investment and Treasury Facilities contain affirmative and reporting covenants and certain financial ratio and restrictive covenants that apply to our subsidiaries and us. We complied with these covenants as of September 30, 2014 and had no existing defaults or events of default under either facility. The most restrictive covenants are:

•	maintaining a ratio of net asset value to consolidated total indebtedness (excluding net hedging liabilities) of not less than 2.25:1.0,
•	maintaining a ratio of net asset value to consolidated total indebtedness (including net hedging liabilities) of not less than 2.0:1.0,
•	maintaining a ratio of EBITDA (excluding revenue from cash collateral) to interest expense (excluding interest on loans under the Treasury Facility) of not less than 3.0:1.0, and
•	maintaining a ratio of collateral to the aggregate principal amount of borrowings under the Treasury Facility of not less than 1.02:1.0.

In addition to proceeds from borrowings under our Investment Facility, we may also fund a portion of our investments with issuances of equity or senior debt securities. We expect our primary use of funds to be investments in portfolio companies, cash distributions to holders of our common stock and payment of operating expenses.

Dividends

We have elected to operate our business to be taxed as a RIC for federal income tax purposes. As a RIC, we generally are not required to pay corporate-level federal income taxes on any ordinary income or capital gains that we timely distribute to our stockholders as dividends. To maintain our RIC status, we must meet specific source-of-income and asset diversification requirements and distribute annually an amount equal to at least 90% of our “investment company taxable income” (which generally consists of ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, reduced by deductible expenses) and net tax-exempt interest. In order to avoid certain excise taxes imposed on RICs, we must distribute during each calendar year an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our capital gain net income (i.e., realized capital gains in excess of realized capital losses) for the one-year period ended on October 31 of that calendar year, and (3) 100% of any ordinary income or capital gain net income not distributed in prior years and on which we did not pay corporate-level federal income taxes. We currently intend to make sufficient distributions to satisfy the annual distribution requirement and to avoid the excise taxes.

We determine the tax characteristics of our dividend distributions as of the end of the fiscal year, based on the taxable income for the full year and distributions paid during the year. Taxable income available for distribution differs from consolidated net investment income under GAAP due to (i) temporary and permanent differences in income and expense recognition, (ii) capital gains and losses, (iii) activity at taxable subsidiaries, and (iv) the timing and period of recognition regarding dividends declared in December of one year and paid in January of the following year. The tax characteristics for dividends paid in 2014 will be reported to each stockholder on Form 1099-DIV after the end of the year. Based on the information currently available, and largely as a result of the costs incurred related to the strategic review process, the final tax characteristics for dividend distributions in 2014 are expected to include ordinary taxable income and return of capital.

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

Portfolio Credit Quality

At September 30, 2014, most of our portfolio investments were in negotiated, and often illiquid, securities of energy-related and middle market businesses. We maintain a system to evaluate the credit quality of these investments. While incorporating quantitative analysis, this system is a qualitative assessment. This system is intended to reflect the overall, long-term performance of a portfolio company’s business, the collateral coverage of an investment, and other relevant factors. Our rating scale ranges from 1 to 7, with 1 being the highest credit quality. Our average portfolio rating on a dollar-weighted fair market value basis was 3.7 as of September 30, 2014 and December 31, 2013. Of the 21 rated investments in 13 portfolio companies as of September 30, 2014, compared to December 31, 2013, 15 investments retained the same rating and six investments declined in rating during the first nine months of 2014. We are currently evaluating our risk rating system and may revise or replace this system in the future.

As of September 30, 2014, we had two investments on non-accrual status with an aggregate cost and fair value of $8.7 million and $1.4 million, respectively. Our portfolio investments at fair value were approximately 92% and 95% of the related cost basis as of September 30, 2014 and December 31, 2013, respectively.

Contractual Obligations and Off-Balance Sheet Arrangements

The following table summarizes our contractual payment obligations at September 30, 2014 (in thousands):

		Less than			More than
Revolving credit facilities (1) :	Total	1 Year	1-3 Years	3-5 Years	5 Years
Investment Facility	$57,000	$-	$57,000	$-	$-
Treasury Facility	30,000	30,000	-	-	-
Total	$87,000	$30,000	$57,000	$-	$-

(1)	Excludes accrued interest amounts.

We have certain unused commitments to extend credit to our portfolio companies. Generally, these commitments have fixed expiration dates, and we do not expect to fund the entire amounts before they expire. Therefore, these commitment amounts do not necessarily represent future cash requirements. We do not report the unused portions of these commitments on our consolidated balance sheets. Our unused credit commitments totaled $0.3 million and $3.3 million as of September 30, 2014 and December 31, 2013, respectively.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q (September 30, 2014), we performed an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2014, our disclosure controls and procedures were effective in providing reasonable assurance (i) that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) that such information is accumulated and communicated to management in a manner that allows timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No changes in internal control over financial reporting occurred during the quarter ended September 30, 2014 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act).

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The information set forth under the heading “Legal Proceedings” in Note 6, “Commitments and Contingencies,” to Notes to Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors.

During the nine months ended September 30, 2014, there have been no material changes to the risk factors disclosed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, except as described below.

Our investment advisor has not previously managed a BDC.

Our investment advisor has not previously managed a BDC and the investment philosophy and techniques used by our investment advisor and its investment professionals to manage us may differ from the investment philosophy and techniques employed by our previous investment advisor and its investment professionals.  In addition, the 1940 Act imposes numerous constraints on the operations of BDCs that do not apply to the other types of investment vehicles managed by our investment advisor. For example, under the 1940 Act, BDCs are generally required to invest at least 70% of their total assets primarily in securities of qualifying U.S. private or small capitalization companies. The failure to comply with these provisions in a timely manner could prevent us from qualifying as a BDC, which could be material. Our investment advisor’s lack of experience in managing a portfolio of assets under these specific constraints may hinder our ability to take advantage of attractive investment opportunities and, as a result, achieve our investment objectives.  As a result, an investment in shares of our common stock may entail more risk than the shares of common stock of a comparable company with an investment advisor with more experience in managing a BDC.

There are significant potential conflicts of interest which could adversely impact our investment returns.

Our executive officers and directors, and certain investment professionals of our investment advisor, serve or may serve as officers, directors, principals or investment professionals of entities that operate in the same or a related line of business as we do or of investment funds managed by our affiliates. OHA and its affiliates also manage private investment funds, and may manage other funds in the future, that have investment objectives or mandates that are similar, in whole and in part, to ours. Accordingly, such individuals and OHA may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. For example, the principals of our investment advisor may face conflicts of interest in the allocation of investment opportunities to us and such other funds.

OHA has adopted an investment allocation policy that governs the allocation of investment opportunities among the investment funds (including us) that are managed by OHA and its affiliates. To the extent an investment opportunity is appropriate for us or any other investment fund managed by OHA or its affiliates, OHA will adhere to its investment allocation policy in order to determine the allocation of such opportunity among the various investment funds. Although OHA’s investment professionals will endeavor to allocate investment opportunities in a fair and equitable manner, we and our stockholders could be adversely affected to the extent investment opportunities are allocated among us and other investment vehicles managed or sponsored by, or affiliated with, investment professionals of OHA, our executive officers and directors.

The 1940 Act prohibits us from making certain negotiated co-investments with certain affiliates unless we receive an order from the SEC permitting us to do so. Prior to receiving any such exemptive order from the SEC, OHA will offer us the right to participate in all investment opportunities that it determines are appropriate for us in view of our investment objectives, policies and strategies and other relevant factors. These offers will be subject to the caveat that, in accordance with OHA’s investment allocation policy, we might not participate in each individual opportunity, but will, on an overall basis, be entitled to participate equitably with other entities managed by OHA or its affiliates.

OHA’s investment allocation policy is also designed to manage and mitigate conflicts of interest associated with the allocation of investment opportunities if we are able to co-invest, either pursuant to SEC interpretive positions or an exemptive order, with other funds managed by OHA or its affiliates. Generally, under the investment allocation policy, if we are permitted to co-invest pursuant to an exemptive order, co-investments would be allocated pursuant to the conditions of the exemptive order. If we are able to co-invest pursuant to SEC interpretive positions, generally, under the investment allocation policy, a portion of each opportunity that is appropriate for us and any affiliated fund will be offered to us and such other eligible accounts as determined by OHA and generally based on asset class, fund size and liquidity, among other factors. OHA seeks to treat all clients fairly and equitably such that none receive preferential treatment over the others over time, in a manner consistent with its fiduciary duty to each of them; however, in some instances, especially in instances of limited liquidity, the factors may not result in allocations or may result in situations where certain funds receive allocations where others do not.

In addition, because we expect to make investments alongside other investment funds, accounts and other investment vehicles managed by OHA prior to the receipt of any exemptive relief, but consistent with existing regulatory guidance and OHA’s allocation procedures, we may subsequently be prohibited by the 1940 Act from re-negotiating the terms of such co-investments, including with respect to granting loan waivers or concessions or in connection with a restructuring, reorganization or similar transaction involving the portfolio company, to the extent that other investment funds, accounts or other investment vehicles managed by OHA continue to hold such investments at the time. As a result, we may have to sell such investments at such time in order to avoid violating the 1940 Act or otherwise not participate in the re-negotiation of the terms of such co-investments, which may result in investment losses or lost opportunities to generate additional income, or may otherwise negatively impact us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 30, 2014, we issued 117,234 shares of our common stock in a private placement for an aggregate purchase price of $1 million, or $8.53 per share, to an affiliate of Oak Hill Advisors, L.P., our investment advisor, pursuant to a stock purchase and transaction agreement dated July 21, 2014, by and among us, Oak Hill Advisors, L.P. and the affiliate. The price per share paid by the affiliate was the net asset value per share established by our board of directors as of a date within 48 hours prior to the purchase, excluding the impact of certain transaction and closing expenses.

Item 6. Exhibits.

See “Index to Exhibits” following the signature page for a description of the exhibits furnished as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OHA INVESTMENT CORPORATION

Date: November 7, 2014	By:	/s/ ROBERT W. LONG
Robert W. Long
President and Chief Executive Officer

Date: November 7, 2014	By:	/s/ L. SCOTT BIAR
L. Scott Biar
Chief Financial Officer, Treasurer, Secretary and Chief Compliance Officer

Index to Exhibits

Exhibit No.	Exhibit

10.1	Investment Advisory Agreement, dated September 30, 2014, between OHA Investment Corporation and Oak Hill Advisors, L.P. (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on October 2, 2014 and incorporated herein by reference)
10.2	Administration Agreement, dated September 30, 2014, between OHA Investment Corporation and Oak Hill Advisors, L.P. (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on October 2, 2014 and incorporated herein by reference)
10.3*	Form of Indemnity Agreement between the Registrant and the directors and officers of the Registrant
10.4*	First Amendment to the Third Amended and Restated Revolving Credit Agreement effective as of May 23, 2013, between the Company, the lenders from time to time party thereto and SunTrust Bank, as administrative agent
10.5*	Consent, Waiver and Fifth Amendment to the Treasury Secured Revolving Credit Agreement effective as of September 24, 2014, between the Company, the lenders from time to time party thereto and SunTrust Bank, as administrative agent
31.1*	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Executive Officer
31.2*	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Financial Officer
32.1**	Section 1350 Certification by the Chief Executive Officer
32.2**	Section 1350 Certification by the Chief Financial Officer

*Filed herewith.

**Furnished herewith.

