Form 10-K
period 2014-12-31
OHA Investment Corp
filed 2015-03-12
CIK 1297704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 814-00672

OHA INVESTMENT CORPORATION

(Exact name of registrant as specified in its charter)

Maryland	20-1371499
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1114 Avenue of the Americas, 27th Floor New York, New York	10036
(Address of principal executive offices)	(Zip Code)

(212) 326-1500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, Par Value $.001 per share	NASDAQ Global Select Market
(Title of each class)	(Name of each exchange on which registered)

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2014, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $120,939,962 based on the closing sale price of the registrant’s common stock on the NASDAQ Global Select Market on that date.

As of March 11, 2015, there were 20,616,422 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2015 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10 through 14 herein.

Certain exhibits previously filed with the Securities and Exchange Commission are incorporated by reference into Part IV of this report.

OHA INVESTMENT CORPORATION

i

PART I.

In this Annual Report on Form 10-K, except where the context suggests otherwise, the terms “we,” “us,” “our,” the “Company” and “OHAI” refer to OHA Investment Corporation; and “OHA,” “our investment advisor” and “our administrator” refer to Oak Hill Advisors, L.P. Some of the statements in this Annual Report constitute forward-looking statements, which relate to future events, future performance or financial condition. These forward-looking statements involve risks and uncertainties and actual results could differ materially from those projected in the forward-looking statement for any reason, including those factors discussed in “Item 1A. Risk Factors” and elsewhere in the report.

Item 1. Business.

Introduction

OHA Investment Corporation

We are a specialty finance company designed to provide our investors with current income and capital appreciation. We focus primarily on providing creative direct lending solutions to middle market private companies across industry sectors. Our investment objective is to generate both current income and capital appreciation primarily through debt investments, some of which include equity components. Our investment activities are managed by Oak Hill Advisors, L.P., or OHA, and supervised by our Board of Directors, the majority of whose members are independent of OHA and its affiliates.

We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company, or a BDC, under the Investment Company Act of 1940, or the 1940 Act. For federal income tax purposes, we operate so as to be treated as a regulated investment company, or a RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As a BDC and a RIC, we are required to comply with certain investment diversification and other regulatory requirements.

On September 30, 2014, our stockholders approved the appointment of OHA as our investment advisor, replacing NGP Investment Advisor, LP, which had been our investment advisor since our inception. In connection with this change in investment advisor, we changed our name from NGP Capital Resources Company to OHA Investment Corporation, or OHAI. OHA is a registered investment adviser under the Investment Advisers Act of 1940, or the Advisers Act. OHA acts as our investment advisor and administrator pursuant to an investment advisory agreement and an administration agreement, respectively, each dated as of September 30, 2014, which we refer to as the Investment Advisory Agreement and the Administration Agreement, respectively.

The aggregate fair value of our investment portfolio at December 31, 2014 was $176.2 million, with such value comprised of 13 active portfolio investments compared to 10 active portfolio investments at September 30, 2014. Under our previous investment advisor, we focused our investments primarily on small and mid-size companies engaged in the upstream sector of the energy industry, which includes businesses that find, develop and extract energy resources, including natural gas, crude oil and coal. Consequently, the majority of our current investment portfolio value is comprised of debt securities and other investments in upstream exploration and production companies engaged in the acquisition, development and production of oil and natural gas properties in and along the Gulf Coast, in the state and federal waters of the Gulf of Mexico, and in the Permian Basin, Mid-Continent and Rocky Mountain areas.

Part of OHA’s investment strategy is to reduce our portfolio concentration in the energy industry, and to diversify our portfolio with investments in debt securities of U.S. private and small public middle market companies across industry sectors. We added four investments to our portfolio during the fourth quarter of 2014, with a total cost of $37 million. These investments included three second-lien notes issued by companies involved in the chemicals, information services and financial services industries and the residual interest in a collateralized loan obligation, or a CLO. Primarily as a result of these new investments, the concentration of our investment portfolio in the energy sector decreased from 74% at September 30, 2014 to 64% at December 31, 2104, on a fair value basis.

Our historical focus and current concentration in the energy sector causes our portfolio to be particularly influenced by commodity prices for oil and natural gas, which declined dramatically during the fourth quarter of 2014. Further decline or increased volatility in the energy markets, particularly in North America, may negatively impact the values of many of our energy-related investments and, in turn, our net asset value. These factors may also extend the holding period for such investments, thus impacting our ability to reduce the concentration of energy investments in our portfolio. See “Item 1A. Risk Factors — Risk Factors Related to Our Investments” for further discussion regarding the decline in oil and natural gas prices and other risks related to the energy industry.

Our Investment Advisor

OHA is a leading independent investment firm specializing in direct lending, high yield bonds, leveraged loans, distressed investments, mortgage strategies and corporate structured products. With approximately $25.5 billion of capital under management as of December 2014, OHA employs a fundamental value-oriented strategy focused on credit analysis, relative value analysis, risk-adjusted return generation, loss avoidance and active risk management that has been in place for more than two decades. OHA has substantial experience in direct lending, having invested approximately $3 billion in nearly 100 direct lending investments over the past 12 years. Headquartered in New York, OHA employs more than 200 people located in six offices, and became registered as an investment adviser under the Advisers Act in 2004.

OHA is responsible for sourcing potential investments, conducting research on prospective investments, analyzing investment opportunities, structuring our investments, and monitoring our investments on an ongoing basis. We pay OHA a base management fee as a percentage of our assets and incentive fees as a percentage of our net investment income and net capital gains. Managing our portfolio is an extension of OHA’s direct lending activities to middle market companies, which OHA defines as companies with annual revenues of $50 million to $1 billion.

We have an investment committee that evaluates and approves each of our investments, subject to the oversight of our Board of Directors. All key investment decisions made by OHA on our behalf require the approval of a majority of the members of the investment committee. OHA’s extensive team of investment professionals, including industry analysts and portfolio managers, actively source, evaluate and monitor our investments.

Our Investment Approach

OHA (and its affiliated investment advisors and predecessor firms) continues to build on its over 20-year history of investing in various asset classes and believes that its past success is a reflection of the firm’s consistent investment philosophy, strategy and process. As our investment advisor, OHA seeks to expand our portfolio’s exposure to a broader range of industries beyond energy, focusing on the middle market. OHA believes that middle market companies are generally less able to secure financing from public financial markets than larger companies and thus offer better return opportunities for firms able to originate and structure these investments, along with conducting the necessary diligence to appropriately evaluate these opportunities.

OHA expects that most of our new investments will be in senior and junior secured, unsecured and subordinated debt securities in U.S. private and small public middle market companies with maturities ranging from three to seven years. However, OHA seeks to identify attractive investments throughout the capital structure and thus may invest in equity, distressed debt, residual interests of CLOs and other assets. We may invest in newly issued securities and acquire investments in the secondary market.

The companies in which OHA intends to invest are typically highly leveraged, and, in most cases, our investments in such companies will not be rated by national rating agencies. If such companies were rated, we believe that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national rating agencies, which are often referred to as “junk.” From time to time, OHA may invest opportunistically in other types of investments, consistent with the provisions of the 1940 Act.

Our Board of Directors has the authority to modify or waive our operating policies and strategies without prior notice and without stockholder approval. However, under the 1940 Act, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC without stockholder approval.

The OHA investment team employs an opportunistic, credit-driven investing approach rather than a broad origination model, leveraging the depth and breadth of its credit research team to seek value creation through long-term investment results. OHA looks for investment opportunities across the capital structure of middle market companies, using a fundamental value-oriented investment strategy. We believe that this approach will yield a highly diversified investment portfolio across asset classes, industries and capital structures. Our investment approach seeks attractive risk-adjusted returns while attempting to limit the risk of potential capital losses.

Investment Sourcing and Selection.  OHA pursues selective direct origination from its extensive network of relationships with key financial sponsors, financial institutions, middle market companies, management teams, corporations and other sources, and it has sought to position itself as a value-added partner in club transactions by private equity firms. OHA believes its experience in the below-investment-grade credit markets positions it well to execute private deals and capture illiquidity premiums and attractive, uncorrelated returns that may be found in this market.

In originating assets, OHA employs multiple channels and leverages the extensive relationships of the broader OHA platform. OHA’s decision to select an investment for our portfolio stems directly from OHA’s long-established investment approach, which focuses on intensive credit analysis, relative value analysis, risk-adjusted return generation and loss avoidance. As part of this process, OHA continuously looks to originate new ideas, perform due diligence on these opportunities and execute on those investments that meet OHA’s investment criteria. OHA has extensive direct lending experience spanning several credit cycles. Since 2002, OHA has originated and invested in approximately $3 billion of middle market private capital investments composed of approximately 100 transactions.

Under the 1940 Act, we may be prohibited or restricted in our ability to co-invest in investments that are also held by other accounts that are managed by OHA or its affiliates, unless we receive an order from the Securities and Exchange Commission, or the SEC, permitting us to do so. We and OHA are considering the submission of an exemptive application to the SEC to permit greater flexibility in terms of co-investment, because we believe it may be advantageous for us to co-invest with accounts sponsored or managed by OHA in investment opportunities that meet certain criteria. There can be no assurance that we will file an application for exemptive relief, or that, if filed, such exemptive relief will be granted by the SEC or that, if granted, it will be on terms that are acceptable to permit us to fully leverage OHA’s capabilities.

Due Diligence.  OHA believes that each investment opportunity should stand on its own merits rather than being dependent upon macro views held by the chief investment officer or a research analyst. In performing diligence on direct lending opportunities, an investigation is typically conducted by a team of research analysts and portfolio managers. The process entails, among other considerations: business analysis, capital structure analysis and valuation analysis. Business analysis involves a comprehensive fundamental evaluation of a company, including historical and projected financial modeling. Capital structure analysis evaluates the terms and structure of a company’s debt and equity securities relative to the company’s business risk. Valuation analysis considers the enterprise value of a company in both the public and private markets.

OHA’s credit process seeks to be quantitatively rigorous and qualitatively thorough, enhanced by OHA’s contacts throughout the investment community and industries it analyzes. Research analysts are encouraged to develop relationships with senior management, consultants, investment bankers, rating agencies and other experts in the industries they cover. OHA’s investment professionals also have extensive contact with senior professionals of OHA’s portfolio companies, and often perform frequent customer and supplier references. Typically, detailed written reports evaluate an investment’s merits and concerns and steer the discussions between the team of research analysts and portfolio managers. These discussions are critical to the decision to purchase or sell an investment, or to redirect the research process to areas that warrant further evaluation. The process is often iterative and can involve multiple investment discussions.

Monitoring Investments.  Once we have provided a financial commitment or investment with respect to a portfolio company, OHA monitors our portfolio companies on an ongoing basis. The objective of OHA’s monitoring process is to identify current and potential value changes and be in a position to act accordingly. OHA actively monitors the financial performance of our portfolio companies through regular contact with the management teams, along with studying developments in the relevant industries and the financial markets. Constant, active monitoring allows OHA to maintain current risk assessments, address potential problems early, refine exit plans, and make prompt follow-on investment decisions.

Valuation Process

The majority of our investments are in securities for which market quotations are unavailable, or which have various degrees of restrictions on liquidity. We account for all of the assets in our portfolio at fair value, following the provisions of the Financial Accounting Standards Board Accounting Standards Codification “Fair Value Measurements and Disclosures,” or ASC 820. OHA and our Board of Directors determine the fair value of each investment in our portfolio on a quarterly basis, as generally described below.

•	Investment Team Valuation. The investment professionals of OHA prepare fair value recommendations for each investment.
•	Investment Team Valuation Documentation. The investment team documents and discusses its preliminary fair value recommendations with the investment committee and senior management of OHA.
•	Presentation to Audit Committee. OHA and our senior management present the valuation analyses and fair value recommendations to the Audit Committee of our Board of Directors.
•	Third Party Valuation Activity. We may, at our discretion, retain an independent valuation firm to review any or all of the valuation analyses and fair value recommendations provided by the OHA investment team. As of December 31, 2014, our general practice is that we have an independent valuation firm review all Level 3 investments (those whose value is determined using significant unobservable inputs) with recommended fair values in excess of $10 million on a quarterly basis, and review all Level 3 investments with recommended fair values greater than zero at least annually.
•	Board of Directors and Audit Committee. The Board of Directors and the Audit Committee review and discuss the valuation analyses and fair value recommendations provided by OHA and the analysis of the independent valuation firm, if applicable.
•	Final Valuation Determination. Our Board of Directors discusses the fair values recommended by the Audit Committee and determines the fair value of each investment in our portfolio, in good faith, based on the input of OHA, our Audit Committee and the independent valuation firm, if applicable.

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

Competition

Historically, our primary competitors in this market have consisted of public and private investment funds, commercial and investment banks, commercial financing companies and other BDCs. Although these competitors regularly provide financing similar to most of our investments, a number of them focus on different aspects of these markets. We also face competition from other firms that are substantially larger and have considerably greater financial, technical and marketing resources than we have. Some of our competitors have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors have higher risk tolerances or different risk assessments, which allow them to consider a wider variety of investments and establish more portfolio relationships than we can. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC; nor are they subject to the requirements imposed on RICs by the Code. Nevertheless, we believe that the relationships of the senior professionals of OHA should enable us to compete effectively for attractive investment opportunities.

Employees

We do not have any direct employees, and our day-to-day investment operations are managed by OHA. Our principal officers are our chief executive officer, our chief financial officer and our chief compliance officer. Our officers are employees of OHA, and our allocable portion of the cost of our officers and their staffs is paid by us pursuant to the Administration Agreement. The services necessary for the origination, monitoring and administration of our investment portfolio are provided by investment professionals employed by OHA.

Regulation

Business Development Company

We have elected to be regulated as a BDC under the 1940 Act. By electing to be treated as a BDC, we are subject to various provisions of the 1940 Act. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates (including any investment advisers or sub-advisers), principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or withdraw our election to be regulated as, a BDC without first obtaining the approval of a “majority of our outstanding voting securities,” as that term is defined in the 1940 Act. Under the 1940 Act, the vote of holders of a “majority” means the vote of the holders of the lesser of: (i) 67% or more of the outstanding shares of the company’s common stock present at a meeting or represented by proxy if holders of more than 50% of the shares of the company’s common stock are present or represented by proxy or (ii) more than 50% of the company’s outstanding shares of common stock. We do not anticipate any substantial change in the nature of our business.

We are generally not permitted to issue and sell our common stock at a price below net asset value per share. We may, however, issue and sell shares of our common stock at a price below net asset value per share if (i) our Board of Directors determines that such sale is in our best interests and the best interests of our stockholders, and (ii) our stockholders have approved our policy and practice of making such sales within the preceding 12 months. In any such case, the price at which our common stock is to be issued and sold may not be less than a price which, in the determination of our Board of Directors, closely approximates the market value of such securities. We may repurchase our shares subject to the restrictions of the 1940 Act.

As a BDC, we are required to meet a coverage ratio of the value of total assets to senior securities, which include all of our borrowings and any preferred stock we may issue in the future, of at least 200%. We are also prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our Board of Directors who are not interested persons and, in some cases, prior approval by the SEC.

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

Qualifying Assets

A BDC must be organized and have its principal place of business in the United States and operate for the purpose of investing in the types of securities described in 1, 2 and 3 below. As a BDC, we may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets. The principal categories of qualifying assets relevant to our business are the following:

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
iii.	does not have any class of securities listed on a national securities exchange;
b.	is a company that meets the requirements of (a)(i) and (ii) above, but is not an eligible portfolio company because it has issued a class of securities on a national securities exchange, if:
i.	at the time of the purchase, we own at least 50% of (A) the greatest number of equity securities of such issuer and securities convertible into or exchangeable for such securities; and (B) the greatest amount of debt securities of such issuer, held by us at any point in time during the period when such issuer was an eligible portfolio company; and;
ii.	we are one of the 20 largest holders of such issuer’s outstanding voting securities; or;
c.	is a company that meets the requirements of (a)(i) and (ii) above, but is not an eligible portfolio company because it has issued a class of securities on a national securities exchange, if the aggregate market value of such company’s outstanding voting and non-voting common equity is less than $250 million.
2.	Securities of any eligible portfolio company that we control.
3.	Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of such issuer, or from any person in transactions incident thereto, if immediately prior to the purchase of its securities such issuer is in bankruptcy and subject to reorganization, or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.
4.	Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities, and we already own 60% of the outstanding equity of the eligible portfolio company.
5.	Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of options, warrants or rights relating to such securities.
6.	Cash, cash equivalents, U.S. government securities or high-quality debt maturing in one year or less from the time of investment.

Managerial Assistance to Portfolio Companies

As noted above, a BDC must be operated for the purpose of making investments in the types of securities described in 1, 2 and 3 under the heading entitled “Qualifying Assets” above. In addition, BDCs generally must offer to make available to the issuer of such securities significant managerial assistance, except in circumstances where either (i) the BDC controls such issuer of the securities or (ii) the BDC purchases such securities in conjunction with one or more other persons acting together and one of the other persons in the group makes available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers, employees or agents, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

Temporary Investments

Pending investment in other types of “qualifying assets,” as described above, our investments generally consist of cash, cash equivalents, U.S. government securities or high-quality debt maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that at least 70% of our assets are qualifying assets. Typically, we invest in U.S. Treasury Bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that we may invest in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the asset diversification requirements in order to qualify as a RIC for federal income tax purposes. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. OHA will monitor the creditworthiness of the counterparties with which we enter into any repurchase agreement transactions.

Senior Securities

The 1940 Act permits us, under specified conditions, to issue multiple classes of senior indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any senior securities remain outstanding, we may be required by the 1940 Act to make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We are also permitted to borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage.

Code of Ethics

We and OHA have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisors Act, respectively, that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements.

Compliance Policies and Procedures

We and OHA have adopted and implemented written policies and procedures reasonably designed to prevent violation of the federal securities laws and will review these policies and procedures annually for their adequacy and the effectiveness of their implementation. We and OHA have each designated a chief compliance officer to be responsible for administering the policies and procedures.

Proxy Voting Policies and Procedures

While the majority of our investments are in debt securities, we may occasionally hold investments in publicly-traded equity securities. We have delegated our proxy voting responsibility to OHA. The proxy voting policies and procedures of OHA are set forth below. The guidelines are reviewed periodically by OHA and our independent directors and, accordingly, are subject to change.

As an investment advisor registered under the Advisers Act, OHA has fiduciary duties to us. As part of this duty, OHA recognizes that it must vote client securities in a timely manner free of conflicts of interest and in our best interests and the best interests of our stockholders. OHA’s proxy voting policies and procedures have been formulated to ensure decision-making consistent with these fiduciary duties. These policies and procedures for voting proxies are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act.

OHA votes proxies relating to our portfolio securities in what it perceives to be the best interest of our stockholders. OHA reviews on a case-by-case basis each proposal submitted to a stockholder vote to determine its effect on the portfolio securities held by us. Although OHA will generally vote against proposals that may have a negative effect on our portfolio securities, OHA may vote for such a proposal if there exist compelling long-term reasons to do so.

OHA’s proxy voting decisions are made by those senior investment professionals who are responsible for monitoring each of our investments. To ensure that a vote is not the product of a conflict of interest, OHA requires that (1) anyone involved in the decision-making process disclose to our chief compliance officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote and (2) employees involved in the decision-making process or vote administration are prohibited from revealing how OHA intends to vote on a proposal in order to reduce any attempted influence from interested parties. If a vote may involve a material conflict of interest, prior to approving such vote, OHA must consult with our chief compliance officer to determine whether the potential conflict is material and if so, the appropriate method to resolve such conflict. If the conflict is determined not to be material, OHA’s employees shall vote the proxy in accordance with OHA’s proxy voting policy.

You may obtain information about how we voted proxies by making a written request for proxy voting information to Chief Compliance Officer, OHA Investment Corporation, 1114 Avenue of the Americas, 27th Floor, New York, New York 10036.

Other

We expect to be periodically examined by the SEC for compliance with the 1940 Act.

We are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to us or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

Regulated Investment Company

As a BDC, we have elected to be treated as a RIC under Subchapter M of Chapter 1 of the Code. As a RIC, we are generally not subject to corporate-level U.S. federal income taxes on the portion of our investment company taxable income (which generally consists of ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, reduced by deductible expenses), or realized net capital gains, that we distribute, or deem to distribute, to stockholders on a timely basis.

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

Investment Advisory Agreement

Management Services

OHA manages our investments and business pursuant to the Investment Advisory Agreement. The initial term of the Investment Advisory Agreement is for two years, with automatic, one-year renewals, subject to approval by our Board of Directors, a majority of whose members are not “interested” persons (as defined in the 1940 Act) of us. Subject to the overall supervision of our Board of Directors, OHA manages the investment and reinvestment of our assets in accordance with our investment objectives and policies. Under the terms of the Investment Advisory Agreement, OHA provides any and all management and investment advisory services necessary for the operation and conduct of our business and:

•	determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;
•	identifies, evaluates and negotiates the structure of our investments;
•	monitors the performance of, and manages our investments;
•	determines the securities and other assets that we purchase, retain or sell and the terms on which any such securities are purchased and sold;
•	arranges for the disposition of our investments;
•	recommends to our Board of Directors the estimated fair value of our investments that are not publicly traded debt or equity securities, based on our valuation guidelines;
•	votes proxies in accordance with the proxy voting policy and procedures adopted by OHA; and
•	provides us with such other investment advice, research and related services as our Board of Directors may, from time to time, reasonably require for the investment of our assets.

OHA’s services under the Investment Advisory Agreement are not required to be exclusive, and OHA is free to furnish the same or similar services to other entities, including businesses that may directly or indirectly compete with us for particular investments, so long as its services to others do not impair its services to us. Under the Investment Advisory Agreement, OHA also provides on our behalf significant managerial assistance to those portfolio companies to which we are required to provide such assistance under the 1940 Act and who request such assistance from us.

Management and Incentive Fees

Pursuant to the Investment Advisory Agreement, we pay OHA a fee for management services consisting of two components — a base management fee and an incentive fee.

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

Incentive Fee:  The incentive fee consists of two parts. The first part, the investment income incentive fee, is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the fiscal quarter for which the fee is being calculated. Pre-incentive fee net investment income means interest income, dividend income, royalty payments, net profits interest payments, and any other income (including any other fees, such as commitment, origination, syndication, structuring, diligence, monitoring and consulting fees or other fees that we receive from portfolio companies) accrued during the fiscal quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income that we have not yet received in cash. Accordingly, we may pay an incentive fee based partly on accrued investment income, the collection of which is uncertain or deferred. Net investment income does not include any realized capital gains, realized capital losses, or unrealized capital appreciation or depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets (defined as total assets less liabilities at the end of the immediately preceding fiscal quarter) is compared to a “hurdle rate” of 1.75% per quarter (7% annualized). OHA receives no incentive fee for any fiscal quarter in which our pre-incentive fee net investment income does not exceed the hurdle rate. OHA receives an incentive fee equal to 100% of our pre-incentive fee net investment income for any fiscal quarter in which our pre-incentive fee net investment income exceeds the hurdle rate but is less than 2.1875% (8.75% annualized) of net assets (also referred to as the “catch up” provision) plus 20% of our pre-incentive fee net investment income for such fiscal quarter greater than 2.1875% (8.75% annualized) of net assets. The following is a graphical representation of the calculation of the investment income incentive fee:

Quarterly Incentive Fee Based on Net Investment Income

Pre-incentive fee net investment income (expressed as a percentage of the value of net assets)

Percentage of pre-incentive fee net investment income allocated to investment income incentive fee

The second part of the incentive fee, the capital gains fee, is determined and payable in arrears as of the end of each fiscal year (or, upon termination of the Investment Advisory Agreement, as of the termination date). The capital gains fee is equal to 20% of our cumulative aggregate realized capital gains from the date of the Investment Advisory Agreement through the end of that fiscal year, computed net of our cumulative aggregate realized capital losses and cumulative aggregate unrealized depreciation on investments for the same time period. The aggregate amount of any previously paid capital gains incentive fees to OHA is subtracted from the capital gains incentive fee calculated. If such amount is negative, then there is no capital gains fee for such year. For the purposes of the capital gains fee, any gains and losses associated with our investment portfolio as of September 30, 2014 shall be excluded from the capital gains fee calculation.

The Investment Advisory Agreement may be terminated at any time, without the payment of any penalty, by a vote of our Board of Directors or the holders of a majority of our shares on 60 days’ written notice to OHA, and would automatically terminate in the event of its “assignment” (within the meaning of the 1940 Act). In addition, OHA may terminate the Investment Advisory Agreement without penalty upon not more than 60 days’ written notice to us. Pursuant to the Investment Advisory Agreement, OHA pays the compensation expense of its investment professionals, who provide management and investment advisory services to us. We bear all other costs and expenses of our operations and transactions.

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

Corporate Information

We are a Maryland corporation founded in July 2004, and we completed our initial public offering in November 2004. Our principal executive office is located at 1114 Avenue of the Americas, 27th floor, New York, New York, 10036, and our telephone number is (212) 326-1500. We believe our office facilities are suitable and adequate for our operations as currently conducted and contemplated. Our corporate website is www.ohainvestmentcorporation.com. We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after we electronically file or furnish such material to the SEC. This document includes our website address as an inactive textual reference only, and we do not incorporate the information contained on our website into this Form 10-K.

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

Item 1A. Risk Factors.

An investment in our securities involves a number of significant risks. In addition to the other information contained in this annual report on Form 10-K, you should consider the following information before making an investment in our securities. The risks set forth below are not the only risks we face, and we face other risks which we have not yet identified, which we do not currently deem material or which are not yet predictable. If any of the following events occur, our business, financial condition and results of operations could be materially adversely affected. In such case, our net asset value and the trading price of our securities could decline, and you may lose all or part of your investment.

Risks Related to Our Investments

Continuation of the current decline in oil and natural gas prices for a prolonged period of time would have a material adverse effect on our investment portfolio.

A significant portion of our portfolio is invested in energy-related businesses. The recent decline in oil or natural gas prices has adversely affected the credit quality and, in some cases, the fair value, of these investments. A prolonged continuation or further decline in oil or natural gas prices would further significantly affect the business, financial condition, results of operations and cash flows of these businesses and their ability to meet financial commitments, which would, in turn, negatively affect our financial condition and results of operations. Should the current decline in oil and natural gas prices persist, it is likely that our portfolio companies’ abilities to satisfy financial or operating covenants imposed by us or other lenders will be adversely affected, thereby negatively impacting our financial condition and results of operations.

Certain payments of our limited term overriding royalty interest, or ORRIs, granted by ATP Oil & Gas Corporation have been delayed as a result of bankruptcy proceedings. There is a risk that the consequences of these delays or future adverse rulings by the bankruptcy court could prevent us from recovering our full investment in the ORRIs, including requiring us to disgorge certain other amounts received by us with respect to the limited term ORRIs.

In 2011 and 2012, we purchased from ATP Oil & Gas Corporation, or ATP, limited-term ORRIs in certain offshore oil and gas producing properties operated by ATP in the Gulf of Mexico. Under this arrangement, we purchased the right to portions (ranging from 5.0% to 10.8%) of the monthly production proceeds from oil and gas properties known as the Gomez and Telemark properties. The terms of the ORRIs provide that they will terminate after we receive payments that equal our investment in the ORRIs plus a time-value factor that is calculated at a rate of 13.2% per annum. On August 17, 2012, ATP filed for protection under Chapter 11 of the U.S. Bankruptcy Code. On June 26, 2014, the bankruptcy court entered an order converting ATP’s bankruptcy case to a case under Chapter 7 of the U.S. Bankruptcy Code and, as a result, the bankruptcy estate is now being administered by a Chapter 7 trustee. Please refer to “Item 3. Legal Proceedings” for further discussion of the ATP litigation. As of December 31, 2014, our unrecovered investment was $26.9 million, and we had received aggregate production payments of $32.5 million subject to a disgorgement agreement. In addition, as of December 31, 2014, we had incurred legal and consulting fees totaling $4.8 million in connection with the enforcement of our rights under the ORRIs, $4.7 million of which has been added to the unrecovered investment balance under the terms of the ORRI agreements. Legal and consulting fees totaling $0.1 million and $0.5 million as of December 31, 2014 and 2013, respectively, are included in accounts receivable and other current assets on our consolidated balance sheets.

Payments not made on the ORRIs for two months of pre-petition production have been delayed, thus extending the time for termination of the ORRI, and may never be made in full. It is also possible that our rights to payments for post-petition production, as well as post-petition payments actually received, could be delayed subject to disgorgement in the bankruptcy proceedings or otherwise adversely affected in ATP’s bankruptcy proceedings, resulting in our inability to recover our investment in full and our expected return. If we do not receive payments for post-petition production from the wells subject to the ORRIs in amounts sufficient to provide for termination of the ORRIs prior to the remaining operating wells being shut in, then we would fail to recover, in full, our investment plus the associated time-value factor. Moreover, if production from the operating wells declines significantly, the fair value of our ORRIs could be adversely affected.

Economic downturns or recessions could impair our portfolio companies’ operations and ability to satisfy obligations to their respective lenders, including us, which could negatively impact our ability to pay dividends.

The conditions and overall strength of the national and regional economies, including interest rate fluctuations, changes in capital markets and changes in the prices of their primary commodities and products, will generally affect our portfolio companies. These factors could adversely impact the results of operations of our portfolio companies.

Our portfolio companies may be susceptible to economic downturns or recessions and may be unable to satisfy financial covenants or to repay our loans during these periods. Adverse economic conditions also may decrease the value of collateral securing our loans and the value of our equity investments. Economic downturns or recessions could lead to financial losses in our portfolio and decreases in revenues, net income and assets. A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on the assets securing such loans, which could trigger cross-defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the debt securities that we hold and the value of any equity securities we own. These events could temporarily or permanently reduce the fair value of certain of our investments, prevent us from making additional investments, and harm our operating results and negatively affect our ability to pay dividends.

The energy industry is subject to many risks.

We have a significant concentration of investments in the energy industry. The revenues, income (or losses) and valuations of energy companies can fluctuate suddenly and dramatically due to any one or more of the following factors:

Commodity Pricing Risk.  In general, commodity prices directly affect energy companies, such as the market prices of crude oil, natural gas, coal and wholesale electricity, especially for those who own the underlying energy commodity. In addition, the volatility of commodity prices can affect other energy companies due to the impact of prices on the volume of commodities produced, transported, processed, stored or distributed and on the cost of fuel for power generation companies. The volatility of commodity prices can also affect energy companies’ ability to access the capital markets in light of market perception that their performance may be directly tied to commodity prices. Historically, energy commodity prices have been cyclical and exhibited significant volatility, such as the recent significant decline in oil and natural gas prices. Some of our portfolio companies may not engage in hedging transactions to minimize their exposure to commodity price risk. Those companies that engage in such hedging transactions remain subject to market risks, including market liquidity and counterparty creditworthiness.

Regulatory Risk.  Changes in the regulatory environment could adversely affect the profitability of energy companies. Federal, state and local governments heavily regulate the businesses of energy companies in diverse matters, such as the way in which energy assets are constructed, maintained and operated, environmental regulations and requirements, and the prices energy companies may charge for their products and services. Such regulation can change over time in scope and intensity. Additionally, certain states in which our portfolio companies operate have adopted, or are considering adopting, new or more stringent disclosure and additional well-location and well-construction requirements related to production operations. Moreover, many state and federal environmental laws provide for civil penalties as well as regulatory remediation, thus adding to the potential liability an energy company may face.

Production Risk.  The volume of crude oil, natural gas or other energy commodities available for producing, transporting, processing, storing, distributing or generating power may materially impact the profitability of energy companies. A significant decrease in the production of natural gas, crude oil, coal or other energy commodities, due to the decline of production from existing facilities, import supply disruption, depressed commodity prices, political events, OPEC actions or otherwise, could reduce revenue and operating income or increase operating costs of energy companies and, therefore, their ability to service debt or pay dividends. Similarly, the excess production of crude oil, natural gas or other energy commodities may result in the decline in the prices of these commodities, which could negatively impact the results of operations and financial condition of operating companies, including their ability to service debt obligations or pay dividends.

Demand Risk.  A sustained decline in demand for crude oil, natural gas, refined petroleum products, coal and electricity could materially affect revenues and cash flows of energy companies. Factors that could lead to a decrease in market demand include a recession or other adverse economic conditions, increases in the market price of the underlying commodity, higher taxes or other regulatory actions that increase costs, or shifts in consumer demand for such products. The long-term effect of a decline in demand is uncertain, and may adversely impact a portfolio company’s ability to satisfy financial or operating covenants imposed by us or other lenders.

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

Weather Risk.  Unseasonable extreme weather patterns could result in significant volatility in demand for energy and power or may directly affect the operations of individual companies. In addition, hurricanes (particularly those along the Gulf Coast or in the Gulf of Mexico) could damage offshore production platforms or coastal oil or natural gas gathering or transmission facilities, causing delays or disruption in the flows of oil and natural gas to the marketplace. These weather-related risks may create fluctuations in earnings of energy companies.

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

Competition Risk.  Our energy-focused portfolio companies face substantial competition in acquiring properties, enhancing and developing their assets, marketing their commodities, securing trained personnel and operating their properties. Many of their competitors, including major oil companies, natural gas utilities, independent power producers and other private independent energy companies, may have financial and other resources that substantially exceed their resources. Our energy-focused portfolio companies may face greater competition in the production, marketing and selling of power and energy products brought about in part from the deregulation of the energy markets.

Valuation Risk.  The valuations of our energy-focused portfolio companies are based, in part, on the value of their assets. The valuations of the assets of our energy-focused portfolio companies are subject to uncertainties inherent in estimating quantities of reserves of oil and natural gas and in projecting future rates of production and the timing of development expenditures, which are dependent upon many factors beyond our control. The estimates rely on various assumptions, including, for example, commodity prices, operating expenses, capital expenditures and the availability of funds, and are therefore inherently imprecise indications of future net cash flows. Actual future production, cash flows, taxes, operating expenses, development expenditures and quantities of recoverable reserves may vary substantially from those assumed in the estimates. Any significant variance in these assumptions could materially affect the value of our investments.

Financing Risk.  Some of our energy-focused portfolio companies may rely on the capital markets to raise money to pay their existing obligations. Any of the risk factors associated with energy companies described above, general economic and market conditions or other factors may affect their ability to access the capital markets on attractive terms. This may in turn affect their ability to satisfy their obligations to us.

Climate Change.  There may be evidence of global climate change. Climate change creates physical and financial risk and some of our portfolio companies may be adversely affected by climate change. For example, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity. To the extent climate changes affect weather conditions, energy use could increase or decrease depending on the duration and magnitude of any changes. Increased energy use due to weather changes may require additional investments by our portfolio companies in more pipelines and other infrastructure to serve increased demand. A decrease in energy use due to weather changes may affect our energy-focused portfolio companies’ financial condition through decreased revenues. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions. Potential lawsuits against or taxes or other regulatory costs imposed on greenhouse gas emitters could also affect energy companies, based on links drawn between greenhouse gas emissions and climate change.

We operate in a highly competitive market for investment opportunities.

A number of entities compete with us to make the types of investments that we target in leveraged companies. We compete with other BDCs, public and private investment funds, commercial and investment banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we have. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we do, which could allow them to consider a wider variety of investments and establish more portfolio relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act and the Code impose on us. If we are unable to source attractive investments, we may hold a greater percentage of our assets in cash or operate with less leverage than anticipated, which could impact potential returns on our portfolio. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objectives.

We do not seek to compete primarily based on the interest rates we will offer, and we believe that some of our competitors may make loans with interest rates that will be comparable to or lower than the rates we offer. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. However, if we match our competitors’ pricing, terms and structure, we may experience decreased net investment income and increased risk of credit loss.

Our investments are risky and highly speculative.

We invest primarily in senior secured term loans and mezzanine loans, and select equity investments issued by private and small public middle market companies.

Senior Secured Loans.  When we make a senior secured term loan investment in a portfolio company, we generally take a security interest in the available assets of the portfolio company, including the equity interests of its subsidiaries, which we expect to help mitigate the risk that we will not be repaid. However, there is a risk that the collateral securing our loans may decrease in value over time, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital, and, in some circumstances, our lien could be subordinated to claims of other creditors. For example, our lien could be a second lien on the portfolio company’s assets on a loan that is subordinated to a first-lien senior credit security. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the loan. Consequently, the fact that a loan is secured does not guarantee that we will receive principal and interest payments according to the loan’s terms, or at all, or that we will be able to collect on the loan should we be forced to enforce our remedies.

Mezzanine Loans.  Our mezzanine loans are generally subordinated to senior loans and are generally unsecured. As such, other creditors may rank senior to us in the event of insolvency. This may result in an above average amount of risk and loss of principal.

Equity Investments.  When we invest in senior secured loans or mezzanine loans, we may acquire common or preferred equity securities as well. In addition, we may invest directly in the equity securities of portfolio companies. Our goal is ultimately to exit such equity interests and realize gains upon our disposition of interests. However, the equity interests we receive may not appreciate in value and may end up declining in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

Middle Market Companies.  Investing in middle market companies involves a number of significant risks, including:

•	these companies may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing on any guarantees we may have obtained in connection with our investment;
•	they typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;
•	they are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;
•	limited public information exists about many of these companies, and we are required to rely on the ability of OHA’s investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments;
•	they generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position; and
•	they may have difficulty accessing the capital markets to meet future capial needs, which may limit their ability to grow or to repay their outstanding indebtedness upon maturity.

Our portfolio may be concentrated in a limited number of portfolio companies and industries, which will subject us to a risk of significant loss if any of these companies performs poorly or defaults on its obligations under any of its debt instruments or if there is a downturn in a particular industry.

Our portfolio may be concentrated in a limited number of portfolio companies and industries. As of December 31, 2014, two portfolio companies represented approximately 45% of the fair value of our investment portfolio. Beyond the asset diversification requirements associated with our qualification as a RIC under Subchapter M of the Code, we do not have fixed guidelines for diversification and, as a result, our investments may be concentrated in relatively few industries or portfolio companies. As a result, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, a downturn in any particular industry, such as the energy industry, in which we are invested could also significantly impact our net asset value and the aggregate returns we realize.

Our investments in securities rated below investment grade are speculative in nature and are subject to additional risk factors such as increased possibility of default, illiquidity of the security, and changes in value based on changes in interest rates.

The securities that we invest in are typically rated below investment grade. Securities rated below investment grade are often referred to as “leveraged loans,” “high yield” or “junk” securities, and may be considered “high risk” compared to debt instruments that are rated investment grade. High yield securities are regarded as having predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal in accordance with the terms of the obligations and involve major risk exposure to adverse conditions. In addition, high yield securities generally offer a higher current yield than that available from higher grade issues, but typically involve greater risk. These securities are especially sensitive to adverse changes in general economic conditions, to changes in the financial condition of their issuers and to price fluctuation in response to changes in interest rates. During periods of economic downturn or rising interest rates, issuers of below investment grade instruments may experience financial stress that could adversely affect their ability to make payments of principal and interest and increase the possibility of default.

The secondary market for high yield securities may not be as liquid as the secondary market for more highly rated securities. In addition, some of our debt investments will not fully amortize during their lifetime, which could result in a loss or a substantial amount of unpaid principal and interest due upon maturity.

We may need to raise additional capital to grow because we must distribute most of our income. If we cannot obtain additional capital because of either regulatory or market price constraints, we could be forced to curtail or cease our new lending and investment activities, our net asset value could decrease and our level of distributions and liquidity could be affected adversely.

We may need additional capital to fund growth in our investments. A reduction in the availability of new capital could limit our ability to grow. We must distribute at least 90% of our investment company taxable income to our stockholders to maintain our RIC status. As a result, any such cash earnings may not be available to fund investment originations. We expect to borrow from financial institutions and issue additional debt and equity securities. If we fail to obtain funds from such sources or from other sources to fund our investments, it could limit our ability to grow, which may have an adverse effect on the value of our securities. In addition, as a BDC, our ability to borrow or issue preferred stock may be restricted if our total assets are less than 200% of our total borrowings and preferred stock.

Our ability to secure additional financing and satisfy our financial obligations under indebtedness outstanding from time to time will depend upon our future operating performance, which is subject to the prevailing general economic and credit market conditions, including interest rate levels and the availability of credit generally, and financial, business and other factors, many of which are beyond our control. The prolonged continuation or worsening of current economic and capital market conditions could have a material adverse effect on our ability to secure financing on favorable terms, if at all.

If we are unable to obtain debt capital, then our equity investors will not benefit from the potential for increased returns on equity resulting from leverage to the extent that our investment strategy is successful, and we may be limited in our ability to make new commitments or fundings to our portfolio companies.

We may suffer a loss if a portfolio company defaults on a loan and the underlying collateral is not sufficient to repay our loan.

In the event of a default by a portfolio company on a secured loan, we will only have recourse to the assets collateralizing the loan. If the underlying collateral value is less than the loan amount, we will suffer a loss. In addition, we sometimes make loans that are unsecured, which are subject to the risk that other lenders may be directly secured by the assets of the portfolio company. In the event of a default, those collateralized lenders would have priority over us with respect to the proceeds of a sale of the underlying assets. In the cases described above, we may lack control over the underlying asset collateralizing our loan or the underlying assets of the portfolio company prior to a default, and as a result the value of the collateral may be reduced by acts or omissions by owners or managers of the assets.

In the event of bankruptcy of a portfolio company, we may not have full recourse to its assets in order to satisfy our loan, or our loan may be subject to equitable subordination. In addition, certain of our loans are subordinate to other debt of the portfolio company. If a portfolio company defaults on our loan or on debt senior to our loan, or in the event of a portfolio company bankruptcy, our loan will be satisfied only after the senior debt receives payment. Where debt senior to our loan exists, the presence of inter-creditor arrangements may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies (through “standstill” periods) and control decisions made in bankruptcy proceedings relating to the portfolio company. Bankruptcy and portfolio company litigation can significantly increase collection losses and the time needed for us to acquire the underlying collateral in the event of a default, during which time the collateral may decline in value, causing us to suffer losses.

If the value of collateral underlying our loan declines or interest rates increase during the term of our loan, a portfolio company may not be able to obtain the necessary funds to repay our loan at maturity through refinancing. Decreasing collateral value and/or increasing interest rates may hinder a portfolio company’s ability to refinance our loan because the underlying collateral cannot satisfy the debt service coverage requirements necessary to obtain new financing. If a borrower is unable to repay our loan at maturity, we could suffer a loss which may adversely impact our financial performance.

Price declines and illiquidity in the corporate debt markets may adversely affect the fair value of our portfolio investments, reducing our net asset value through increased unrealized depreciation. Any unrealized depreciation that we experience on our loan portfolio may be an indication of future realized losses, which could reduce our income available for distribution and could adversely affect our ability to service our outstanding borrowings.

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by or under the direction of our Board of Directors and in accordance with generally accepted accounting principles. Decreases in the market values or fair values of our investments are recorded as unrealized depreciation. Any unrealized depreciation in our loan portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to the affected loans. This could result in realized losses in the future and ultimately in reductions of our income available for distribution in future periods and could materially adversely affect our ability to service our outstanding borrowings. Depending on market conditions, we could incur substantial losses in future periods, which could reduce our net asset value and have a material adverse impact on our business, financial condition and results of operations.

Our failure to make follow-on investments in our portfolio companies would impair the value of our portfolio.

Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as “follow-on” investments, in order to: (i) satisfy credit commitments made in connection with the original investment, based on improved operating results or collateral value of the portfolio company or its assets; (ii) increase or maintain in whole or in part our equity ownership percentage; (iii) exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or (iv) attempt to preserve or enhance the value of our investment. We may elect not to make follow-on investments or otherwise lack sufficient funds to make those investments. We will have the discretion to make any follow-on investments, subject to the availability of capital resources. The failure to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our concentration of risk, either because we prefer other opportunities or because we are subject to BDC or RIC diversification requirements that would prevent such follow-on investments.

Where we do not hold controlling equity interests in our portfolio companies, we may not be in a position to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies that could decrease the value of our investments.

We currently do not hold and do not in the future expect to hold controlling equity positions in a majority of our portfolio companies. As a result, we are subject to the risk that a portfolio company in which we do not have a controlling interest may make business decisions with which we disagree, and that the management and/or stockholders of such portfolio company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity of the debt and equity investments that we typically hold in our portfolio companies, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company and may therefore suffer a decrease in the value of our investments.

Prepayments of our debt investments by our portfolio companies could adversely impact our results of operations and reduce our return on equity.

We are subject to the risk that the investments we make in our portfolio companies may be prepaid prior to maturity. When this occurs, we may reduce our borrowings outstanding or reinvest these proceeds in temporary investments, pending their future investment in new portfolio companies. These temporary investments, if any, will typically have substantially lower yields than the debt investment being prepaid, and we could experience significant delays in reinvesting these amounts. Any future investment in a new portfolio company may also be at lower yields than the debt investment that was prepaid. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elect to prepay amounts owed to us. Additionally, prepayments could negatively impact our return on equity, which could result in a decline in the market price of our common stock.

We may choose to waive or defer enforcement of covenants in the debt securities held in our portfolio, which may cause us to lose all or part of our investment in these companies.

We structure the debt investments in our portfolio companies to include business and financial covenants placing affirmative and negative obligations on the operation of the company’s business and its financial condition. However, from time to time we may elect to waive breaches of these covenants, including our right to payment, or waive or defer enforcement of remedies, such as acceleration of obligations or foreclosure on collateral, depending upon the financial condition and prospects of the particular portfolio company. These actions may reduce the likelihood of our receiving the full amount of future payments of interest or principal and be accompanied by a deterioration in the value of the underlying collateral as many of these companies may have limited financial resources, may be unable to meet future obligations and may go bankrupt. This could negatively impact our ability to pay distributions, could adversely affect our results of operation and financial condition, which could result in a decline in the market price of our common stock.

Our loans could be subject to equitable subordination by a court which would increase our risk of loss with respect to such loans.

Courts may apply the doctrine of equitable subordination to subordinate the claim or lien of a lender against a borrower to claims or liens of other creditors of the borrower, when the lender or its affiliates is found to have engaged in unfair, inequitable or fraudulent conduct. The courts have also applied the doctrine of equitable subordination when a lender or its affiliates is found to have exerted inappropriate control over the borrower, including control resulting from the ownership of equity interests in a client. We have made direct equity investments or received warrants in connection with loans. Payments on one or more of our loans, particularly a loan to a borrower in which we also hold an equity interest, may be subject to claims of equitable subordination. If we were deemed to have the ability to control or otherwise exercise influence over the business and affairs of one or more of our portfolio companies resulting in economic hardship to other creditors of that company, this control or influence may constitute grounds for equitable subordination and a court may treat one or more of our loans as if it were unsecured or common equity in the portfolio company. In that case, if the portfolio company were to liquidate, we would be entitled to repayment of our loan on a pro-rata basis with other unsecured debt or, if the effect of subordination was to place us at the level of common equity, then on an equal basis with other holders of the portfolio company’s common equity only after all of its obligations relating to its debt and preferred securities had been satisfied.

We may expose ourselves to risks if we engage in hedging transactions.

If we engage in hedging transactions, we may expose ourselves to risks associated with such transactions. We may utilize instruments such as forward contracts and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in commodity prices and market interest rates. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the underlying portfolio positions should increase. It may not be possible to hedge against a commodity price or interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price.

The success of our hedging transactions will depend on our ability to correctly predict movements in commodity prices and interest rates. Therefore, while we may enter into such transactions to seek to reduce commodity price and interest rate risks, unanticipated changes in commodity prices or interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. To the extent we engage in hedging transactions, we also face the risk that counterparties to the derivative instruments we hold may default, which may expose us to unexpected losses from positions where we believed that our risk had been appropriately hedged.

Risks Relating to Our Business and Structure

We depend upon senior management personnel of OHA for our future success, and if OHA is unable to retain qualified personnel or if OHA loses any member of its senior management team, our ability to achieve our investment objective could be significantly harmed.

We depend on our investment management team, which is provided by OHA, for the identification, final selection, structuring, closing and monitoring of our investments. Our investment team at OHA is integral to our asset management activities and has critical industry experience and relationships that we rely on to implement our business plan. Our future success depends on our investment team’s continued service to OHA. The departure of any of the members of OHA’s investment team could have a material adverse effect on our ability to achieve our investment objective. As a result, we may not be able to operate our business as we expect, and our ability to compete could be harmed, which could cause our operating results to suffer.

Our business model depends to a significant extent upon strong referral relationships with financial sponsors, and the inability of OHA to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

We expect that OHA will maintain and develop their relationships with financial sponsors, and we will rely to a significant extent upon these relationships to provide us with potential investment opportunities. If OHA fails to maintain its existing relationships or develop new relationships with other sponsors or sources of investment opportunities, we will not be able to grow our investment portfolio. In addition, individuals with whom OHA has relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us. If OHA is unable to source investment opportunities, we may hold a greater percentage of our assets in cash than anticipated, which could impact potential returns on our portfolio.

OHA has not previously managed a BDC.

OHA had not previously managed a BDC prior to September 30, 2014, and the investment philosophy and techniques used by OHA and its investment professionals to manage us may differ from the investment philosophy and techniques employed by our previous investment advisor and its investment professionals. In addition, the 1940 Act imposes numerous constraints on the operations of BDCs that do not apply to the other types of investment vehicles managed by OHA. For example, under the 1940 Act, BDCs are generally required to invest at least 70% of their total assets primarily in securities of qualifying U.S. private or small capitalization companies. OHA’s lack of experience in managing a portfolio of assets under these specific constraints may hinder our ability to take advantage of attractive investment opportunities and, as a result, achieve our investment objectives. As a result, an investment in shares of our common stock may entail more risk than the shares of common stock of a comparable company with an investment advisor with more experience in managing a BDC.

There are significant potential conflicts of interest which could adversely impact our investment returns.

Our executive officers and directors, and certain investment professionals of OHA, serve or may serve as officers, directors, principals or investment professionals of entities that operate in the same or a related line of business as we do or of investment funds managed by our affiliates. OHA and its affiliates also manage private investment funds, and may manage other funds in the future, that have investment objectives or mandates that are similar, in whole and in part, to ours. Accordingly, such individuals and OHA may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. For example, the principals of OHA may face conflicts of interest in the allocation of investment opportunities to us and such other funds.

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

A disruption in the capital markets and the credit markets could negatively affect our business.

As a BDC, we must maintain our ability to raise additional capital for investment purposes. Without sufficient access to the capital markets or credit markets, we may be forced to curtail our business operations or we may not be able to pursue new business opportunities. Disruptive conditions in the financial industry and the impact of new legislation in response to those conditions could restrict our business operations and could adversely impact our results of operations and financial condition.

If the fair value of our assets declines substantially, we may fail to maintain the asset coverage ratio imposed upon us by the 1940 Act and our $72.0 million Third Amended and Restated Revolving Credit Agreement (the “Investment Facility”). Any such failure could result in an event of default and all of our debt being declared immediately due and payable and would affect our ability to issue senior securities, including borrowings, and pay distributions, which could materially impair our business operations. Our liquidity could be impaired further by an inability to access the capital markets or to draw on the Investment Facility. For example, we cannot be certain that we will be able to renew the Investment Facility as it matures or to consummate new borrowing facilities to provide capital for normal operations, including new originations.

If we are unable to renew or replace the Investment Facility and consummate new facilities on commercially reasonable terms, our liquidity will be reduced significantly. If we are unable to repay amounts outstanding under such facilities and are declared in default or are unable to renew or refinance these facilities, we would not be able to initiate significant originations or to operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as inaccessibility to the credit markets, a severe decline in the value of the U.S. dollar, a further economic downturn or an operational problem that affects third parties or us, and could materially damage our business. Moreover, we are unable to predict when economic and market conditions may become more favorable. Even if such conditions improve broadly and significantly over the long term, adverse conditions in particular sectors of the financial markets could adversely impact our business.

Our financial condition and results of operations will depend on our ability to manage future growth effectively.

Our ability to achieve our investment objectives and to grow depends on OHA’s ability to identify, invest in and monitor companies that meet our investment criteria. Accomplishing this result on a cost-effective basis is largely a function of OHA’s structuring of the investment process, its ability to provide competent, attentive and efficient services to us and its ability to access financing for us on acceptable terms. In order to grow, OHA may need to attract, train, supervise and manage new investment professionals. However, we can offer no assurance that any such investment professionals will contribute effectively to our business or to the work of OHA. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

Any failure on our part to maintain our status as a BDC would reduce our operating flexibility.

The 1940 Act imposes numerous constraints on the operations of BDCs. For example, BDCs are required to invest at least 70% of their total assets in specified types of securities, primarily in private companies or small U.S. public companies, cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less. Furthermore, any failure to comply with the requirements imposed on BDCs by the 1940 Act could cause the SEC to bring an enforcement action against us and/or expose us to claims of private litigants. In addition, upon approval of a majority of our stockholders, we may elect to withdraw our status as a BDC. If we decide to withdraw our election, or if we otherwise fail to maintain our qualification as a BDC, we may be subject to the substantially greater regulation under the 1940 Act as a closed-end investment company. Compliance with such regulations would significantly decrease our operating flexibility, and could significantly increase our costs of doing business.

Regulations governing our operation as a BDC affect our ability to raise, and the way in which we raise additional capital. As a BDC, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage.

In order to satisfy the tax requirements applicable to a RIC, to avoid payment of excise taxes and to minimize or avoid payment of income taxes, we intend to distribute to our stockholders substantially all of our ordinary income and realized net capital gains except for certain realized net long-term capital gains, which we may retain, satisfy the applicable income tax obligations with respect thereto and elect to treat as deemed distributions to our stockholders. We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we will be permitted, as a BDC, to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 200% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test and, as a result, we will be limited in our ability to use debt capital to finance our operations. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders. Furthermore, as a result of issuing senior securities, we would also be exposed to typical risks associated with leverage, including an increased risk of loss.

As of December 31, 2014, we had $52.0 million outstanding and $20.0 million available for borrowing under the Investment Facility. If we issue preferred stock, the preferred stock would rank “senior” to common stock in our capital structure, preferred stockholders would generally vote together with common stockholders but would have separate voting rights on certain matters and might have other rights, preferences, or privileges more favorable than those of our common stockholders, and the issuance of preferred stock could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of our common stock or otherwise be in your best interest.

We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock at a price below the then-current net asset value per share of our common stock if our Board of Directors determines that such sale is in the best interests of OHAI and its stockholders, and our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board of Directors, closely approximates the market value of such securities (less any distributing commission or discount). If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, then the percentage ownership of our stockholders at that time will decrease, and you might experience dilution. This dilution would occur as a result of a proportionately greater decrease in a stockholder’s interest in our earnings and assets and voting interest in us than the increase in our assets resulting from such issuance. Because the number of future shares of common stock that may be issued below our net asset value per share and the price and timing of such issuances are not currently known, we cannot predict the actual dilutive effect of any such issuance. We cannot determine the resulting reduction in our net asset value per share of any such issuance. We also cannot predict whether shares of our common stock will trade above, at or below our net asset value.

We borrow money, which magnifies the potential for loss on amounts invested and may increase the risk of investing in us.

The use of leverage magnifies the potential for loss on amounts invested and, therefore, increases the risks associated with investing in our securities. We currently borrow under our $72.0 million Investment Facility and in the future may borrow from or issue senior debt securities. As of December 31, 2014, we had $52.0 million outstanding under the Investment Facility. We may borrow from and issue senior debt securities to banks, insurance companies and other lenders in the future. Lenders of these senior securities, including the Investment Facility, will have fixed dollar claims on our assets that are superior to the claims of our stockholders, and we would expect such lenders to seek recovery against our assets in the event of a default. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could also negatively affect our ability to make distribution payments on our common stock. Leverage is generally considered a speculative investment technique. Our ability to service any debt that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, as the management fee payable to OHA will be payable based on our gross assets, including those assets acquired through the use of leverage, OHA will have a financial incentive to incur leverage which may not be consistent with our stockholders’ interests. In addition, our stockholders will bear the burden of any increase in our expenses as a result of leverage, including any increase in the management fee payable to OHA.

As a BDC, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 200%. Additionally, the Investment Facility requires us to comply with certain financial and other restrictive covenants including maintaining an asset coverage ratio, as defined in the credit agreement, of not less than 2:25 to 1.00 at any time. Failure to maintain compliance with these covenants could result in an event of default and all of our debt being declared immediately due and payable. If this ratio declines below 225%, we may not be able to incur additional debt, which could have a material adverse effect on our operations, and we may not be able to make distributions to our stockholders. The amount of leverage that we employ will depend on OHA’s and our Board of Directors’ assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us.

In addition, the Investment Facility imposes, and any other debt facility into which we may enter would likely impose financial and operating covenants that restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC under Subchapter M of the Code.

Substantially all of our assets are subject to security interests under the Investment Facility, and if we default on our obligations under the Investment Facility, we may suffer adverse consequences, including foreclosure on our assets.

As of December 31, 2014, substantially all of our assets were pledged as collateral under the Investment Facility. If we default on our obligations under this facility, the lenders may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests or their superior claim. In such event, we may be forced to sell our investments to raise funds to repay our outstanding borrowings in order to avoid foreclosure and these forced sales may be at times and at prices we would not consider advantageous. Moreover, such deleveraging of our company could significantly impair our ability to effectively operate our business in the manner in which we have historically operated. As a result, we could be forced to curtail or cease new investment activities and lower or eliminate the dividends that we have historically paid to our stockholders.

In addition, if the lenders exercise their right to sell the assets pledged under the Investment Facility, such sales may be completed at distressed sale prices, thereby diminishing or potentially eliminating the amount of cash available to us after repayment of the amounts outstanding under the facility.

Failure to extend our Investment Facility, which is currently scheduled to expire on May 23, 2016, could have a material adverse effect on our results of operations and financial position and our ability to pay expenses and make distributions.

Our Investment Facility is currently scheduled to expire on May 23, 2016. If the participant banks do not renew or extend the Investment Facility by May 23, 2016, we will not be able to make further borrowings under the facility after such date and the outstanding principal balance on that date will be due and payable. If we are unable to extend our facility or find a new source of borrowing on acceptable terms, we will be required to pay down the amounts outstanding under the facility through one or more of the following: (1) available cash balances, (2) principal collections on our securities pledged under the facility, (3) at our option, interest collections on our securities pledged under the facility, or (4) possible liquidation of some or all of our loans and other assets, any of which could have a material adverse effect on our results of operations and financial position and may force us to decrease or stop paying certain expenses and making distributions to stockholders until the facility is repaid. In addition, our stock price could decline significantly, we would be restricted in our ability to acquire new investments and, in connection with our year-end audit, our independent registered public accounting firm could raise an issue as to our ability to continue as a going concern.

It is likely that the terms of any current or future long-term or revolving credit or warehouse facility we may enter into in the future could constrain our ability to grow our business.

Under our borrowings and the Investment Facility, current lenders have, and any future lender or lenders may have, fixed dollar claims on our assets that are senior to the claims of our stockholders and, thus, will have a preference over our stockholders with respect to our assets in the collateral pool. Our Investment Facility and borrowings also subject us to various financial and operating covenants, including, but not limited to, maintaining certain financial ratios. Future credit facilities and borrowings will likely subject us to similar or additional covenants. In addition, we may grant a security interest in our assets in connection with any such credit facilities and borrowings.

The Investment Facility generally contains customary default provisions such as a minimum net asset coverage ratio, an interest coverage ratio and a restriction on changing our business. An event of default under the Investment Facility would likely result in, among other things, termination of the availability of further funds under the Investment Facility and accelerated maturity dates for all amounts outstanding under the Investment Facility, which would likely disrupt our business and, potentially, the business of the portfolio companies whose loans we finance through the Investment Facility. This could reduce our revenues and, by delaying any cash payment allowed to us under the Investment Facility until the lenders have been paid in full, reduce our liquidity and cash flow and impair our ability to grow our business and maintain our status as a RIC.

The terms of future available financing may place limits on our financial and operational flexibility. If we are unable to obtain sufficient capital in the future, we may be forced to reduce or discontinue our operations, not be able to make new investments, or otherwise respond to changing business conditions or competitive pressures.

To the extent we use debt or preferred stock to finance our investments, changes in interest rates will affect our cost of capital and net investment income.

To the extent we borrow money, or issue preferred stock, to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds or pay distributions on preferred stock and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income in the event we use debt to finance our investments. In periods of rising interest rates, our cost of funds would increase, except to the extent we issue fixed rate debt or preferred stock, which could reduce our net investment income. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act.

You should also be aware that a rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments over time. Accordingly, an increase in interest rates would make it easier for us to meet or exceed the incentive fee hurdle rate and may result in a substantial increase of the amount of incentive fees payable to OHA with respect to our pre-incentive fee net investment income.

Pending legislation may allow us to incur additional leverage.

As a BDC, under the 1940 Act generally we are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our total assets). Recent legislation introduced in the U.S. House of Representatives, if passed, would modify this section of the 1940 Act and increase the amount of debt that BDCs may incur by modifying the percentage from 200% to 150%. As a result, we may be able to incur additional indebtedness in the future and therefore your risk of an investment in us may increase.

Our quarterly and annual operating results are subject to fluctuation as a result of the nature of our business, and if we fail to achieve our investment objectives, the net asset value of our common stock may decline.

We could experience fluctuations in our quarterly and annual operating results due to a number of factors, some of which are beyond our control, including, but not limited to, the interest rate payable on the debt securities that we acquire, the default rate on such securities, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, changes in our portfolio composition, the degree to which we encounter competition in our markets, market volatility in our publicly traded securities and the securities of our portfolio companies, and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods. In addition, any of these factors could negatively impact our ability to achieve our investment objectives, which may cause our net asset value of our common stock to decline.

The expiration of reduced rate/expense periods under the Investment Advisory Agreement and the Administration Agreement will likely cause our expenses to increase after September 30, 2015.

Under the Investment Advisory Agreement, the annual base management fee of 1.75% payable to OHA was reduced by 0.25% from September 30, 2014 until September 30, 2015. As a result, our base management fee will likely increase from current levels once the base management fee increases to 1.75% per annum after September 30, 2015. In addition, the aggregate amount of certain of our costs and expenses payable by us under the Investment Advisory Agreement and the Administration Agreement for the period from October 1, 2014 through September 30, 2015 is limited to $2.5 million (the “Cap”) and, as a result, our expenses are expected to increase following the expiration of the Cap. The increases in these expenses without any corresponding increase in our investment income will likely reduce the amount of our net investment income and the amount of funds available for distribution to our stockholders.

We may be obligated to pay OHA incentive compensation even if we incur a loss.

OHA will be entitled to incentive compensation for each fiscal quarter in an amount equal to a percentage of the excess of our pre-incentive fee net investment income for that quarter (before deducting incentive compensation) above a performance threshold for that quarter. Accordingly, since the performance threshold is based on a percentage of our net asset value, decreases in our net asset value reduce the performance threshold required for OHA to earn an incentive fee. Our pre-incentive fee net investment income for incentive compensation purposes excludes realized and unrealized capital losses or depreciation that we may incur in the fiscal quarter, even if such capital losses or depreciation result in a net loss on our statement of operations for that quarter. Thus, we may be required to pay OHA incentive compensation for a fiscal quarter even if there is a decline in the value of our portfolio or we incur a net loss for that quarter.

Our incentive fee arrangement may induce OHA to pursue speculative investments.

The incentive fee payable by us to OHA may create an incentive for OHA to pursue investments on our behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangement. The incentive fee payable to OHA is calculated based on a percentage of our return on invested capital. This may encourage OHA to use leverage to increase the return on our investments. Under certain circumstances, the use of leverage may increase the likelihood of default, which would impair the value of our common stock. In addition, OHA receives the incentive fee based, in part, upon net capital gains realized on our investments. Unlike that portion of the incentive fee based on income, there is no hurdle rate applicable to the portion of the incentive fee based on net capital gains. As a result, OHA may have a tendency to invest more capital in investments that are likely to result in capital gains as compared to income producing securities. Moreover, for the purpose of calculating OHA’s capital gains incentive fee, any gains and losses associated with our investment portfolio as of September 30, 2014 are excluded. As the capital gains fee is not payable by us to OHA with respect to any legacy investments, OHA may be incented to dispose of those investments with the aim of substituting them with assets for which a capital gains fee would be payable. These incentives could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns or result in us exiting an investment sooner than that which would have otherwise been optimal for us.

The incentive fee payable by us to OHA also may induce OHA to invest on our behalf in instruments that have a deferred interest feature, even if such deferred payments would not provide cash necessary to enable us to pay current distributions to our stockholders. Under these investments, we would accrue interest over the life of the investment but would not receive the cash income from the investment until the end of the term. Our net investment income used to calculate the income portion of our investment fee, however, includes accrued interest. Thus, a portion of this incentive fee would be based on income that we have not yet received in cash. In addition, the “catch-up” portion of the incentive fee may encourage OHA to accelerate or defer interest payable by portfolio companies from one calendar quarter to another, potentially resulting in fluctuations in timing and distribution amounts.

We may invest, to the extent permitted by law, in the securities and instruments of other investment companies, including private funds, and, to the extent we so invest, will bear our ratable share of any such investment company’s expenses, including management and performance fees. We will also remain obligated to pay management and incentive fees to OHA with respect to the assets invested in the securities and instruments of other investment companies. With respect to each of these investments, each of our stockholders will bear his or her share of the management and incentive fee of OHA as well as indirectly bearing the management and performance fees and other expenses of any investment companies in which we invest.

Under the terms of the Investment Advisory Agreement, we may have to pay capital gain incentive fees to OHA in periods in which we have incurred a net realized loss on the sale of our investments.

Pursuant to the terms of the Investment Advisory Agreement, any gains and losses associated with our investment portfolio as of September 30, 2014, or the legacy portfolio, are excluded from the capital gains fee calculation. As a result, we may have to pay OHA a capital gains incentive fee in periods in which we have incurred a net realized loss on the sale of our investments to the extent that some or all of the realized losses relate to the legacy portfolio.

We will become subject to corporate-level income tax if we are unable to maintain our qualification as a RIC under Subchapter M of the Code.

Although we have elected to be treated as a RIC under Subchapter M of the Code, no assurance can be given that we will be able to maintain our RIC status. To maintain RIC tax treatment under the Code, we must meet the following annual distribution, income source and asset diversification requirements.

•	The annual distribution requirement for a RIC will be satisfied if we distribute to our stockholders on an annual basis at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Because we use debt financing, we are subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under credit agreements, that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirement. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.
•	The income source requirement will be satisfied if we obtain at least 90% of our income for each year from distributions, interest, gains from the sale of stock or securities or similar sources.
•	The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. Failure to meet those requirements may result in our having to dispose of certain investments quickly in order to prevent the loss or RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

If we fail to qualify for RIC tax treatment for any reason and become subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. Such a failure would have a material adverse effect on us, the net asset value of our common stock and the total return, if any, obtainable from your investment in our common stock. Any net operating losses that we incur in periods during which we qualify as a RIC will not offset net capital gains (i.e., net realized long-term capital gains in excess of net realized short-term capital losses) that we are otherwise required to distribute, and we cannot pass such net operating losses through to our stockholders. In addition, net operating losses that we carry over to a taxable year in which we qualify as a RIC normally cannot offset ordinary income or capital gains.

We may have difficulty satisfying the annual distribution requirement in order to qualify and maintain RIC status if we recognize income before or without receiving cash representing such income.

In accordance with generally accepted accounting principles (“GAAP”) and tax requirements, we include in income certain amounts that we have not yet received in cash, such as contractual payment-in-kind (“PIK”) interest, which represents contractual interest added to a loan balance and due at the end of such loan’s term. In addition to the cash yields received on our loans, in some instances, certain loans may also include any of the following: end-of-term payments, “make whole” interest or dividend provisions, exit fees, balloon payment fees or prepayment fees. The increases in loan balances as a result of contractual PIK arrangements are included in income for the period in which such PIK interest was accrued, which is typically in advance of receiving cash payment, and are separately identified on our statements of cash flows. We also may be required to include in income certain other amounts prior to receiving the related cash.

Features of some debt instruments in which we invest may include an original issue discount that is recognized as ordinary income, resulting in a distribution requirement in excess of current cash interest received. Since in certain cases we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the RIC tax requirement to distribute at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Under such circumstances, we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If we are unable to obtain cash from other sources and are otherwise unable to satisfy such distribution requirements, we may fail to qualify for the federal income tax benefits allowable to RICs and, thus, become subject to a corporate-level income tax on all our income.

The higher yields and interest rates on PIK securities reflect the payment deferral and increased credit risk associated with such instruments and that such investments may represent a significantly higher credit risk than coupon loans. PIK securities may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral. PIK interest has the effect of generating investment income and increasing the incentive fees payable at a compounding rate. In addition, the deferral of PIK interest also increases the loan-to-value ratio at a compounding rate. PIK securities create the risk that incentive fees will be paid to OHA based on non-cash accruals that ultimately may not be realized, but OHA will be under no obligation to reimburse us for these fees.

The failure in cyber-security systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning could impair our ability to conduct business effectively.

The occurrence of a disaster such as a cyber attack, a natural catastrophe, an industrial accident, a terrorist attack or war, events unanticipated in our disaster recovery systems, or a support failure from external providers, could have an adverse effect on our ability to conduct business and on our results of operations and financial condition, particularly if those events affect our computer-based data processing, transmission, storage, and retrieval systems or destroy data. If a significant number of our OHA personnel were unavailable in the event of a disaster, our ability to effectively conduct our business could be severely compromised.

We depend heavily upon computer systems to perform necessary business functions. Despite our implementation of a variety of security measures, our computer systems could be subject to cyber attacks and unauthorized access, such as physical and electronic break-ins or unauthorized tampering. Like other companies, we may experience threats to our data and systems, including malware and computer virus attacks, unauthorized access, system failures and disruptions. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations, which could result in damage to our reputation, financial losses, litigation, increased costs, regulatory penalties and/or customer dissatisfaction or loss.

We are highly dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and our ability to pay distributions.

Our business is highly dependent on our and third parties’ communications and information systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. There could be:

•	sudden electrical or telecommunications outages;
•	natural disasters such as earthquakes, tornadoes and hurricanes;
•	disease pandemics;
•	events arising from local or larger scale political or social matters, including terrorist acts; and
•	cyber attacks.

These events, in turn, could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to pay distributions to our stockholders.

Our Board of Directors may change our investment objectives, operating policies and strategies without prior notice or stockholder approval.

Our Board of Directors has the authority to modify or waive certain of our investment objectives, operating policies and strategies without prior notice and without stockholder approval. However, absent stockholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. We cannot predict the effect any changes to our current investment objectives, operating policies and strategies would have on our business, operating results and value of our stock. Nevertheless, the effects may adversely affect our business and impact our ability to make distributions.

Changes in laws or regulations governing our operations may adversely affect our business.

Changes in the laws or regulations, or the interpretations of the laws and regulations, which govern BDCs, RICs or non-depository commercial lenders could significantly affect our operations and our cost of doing business. We are subject to federal, state and local laws and regulations and are subject to judicial and administrative decisions that affect our operations, including our loan originations, maximum interest rates, fees and other charges, disclosures to portfolio companies, the terms of secured transactions, collection and foreclosure procedures, and other trade practices. If these laws, regulations or decisions change, or if we expand our business into jurisdictions that have adopted more stringent requirements than those in which we currently conduct business, then we may have to incur significant expenses in order to comply or we may have to restrict our operations. In addition, if we do not comply with applicable laws, regulations and decisions, then we may lose licenses needed for the conduct of our business and be subject to civil fines and criminal penalties, any of which could have a material adverse effect upon our business results of operations or financial condition.

OHA can resign upon 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.

OHA has the right, under the Investment Advisory Agreement, to resign at any time upon 60 days’ written notice, whether we have found a replacement or not. If OHA resigns, we may not be able to find a new investment advisor or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected, and the market price of our shares may decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by OHA and its affiliates. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our financial condition, business and results of operations.

Risks Relating to an Investment in Our Securities

Our shares currently trade at a substantial discount from net asset value and may continue to do so over the long term.

Shares of closed-end investment companies have frequently traded at a market price that is less than the net asset value that is attributable to those shares. The possibility that our shares of common stock will trade at a substantial discount from net asset value over the long term is separate and distinct from the risk that our net asset value will decrease. Although we cannot predict whether shares of our common stock will trade above, at or below our net asset value, our common stock has been consistently trading below our net asset value since the fourth quarter of 2008. If our common stock trades below its net asset value, we will generally not be able to issue additional shares or sell our common stock at its market price without first obtaining the approval for such issuance from our stockholders and our independent directors. Any offering of our common stock that requires stockholder approval must occur, if at all, within one year after receiving such stockholder approval. If additional funds are not available to us, we could be forced to curtail or cease our new lending and investment activities, and our net asset value could decrease and our level of distributions could be impacted.

Our common stock price may be volatile and may decrease substantially.

The trading price of our common stock may fluctuate substantially. The price of our common stock that will prevail in the market may be higher or lower than the price you pay, depending on many factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include, but are not limited to, the following:

•	price and volume fluctuations in the overall stock market from time to time;
•	investor demand for our shares;
•	significant volatility in the market price and trading volume of securities of BDCs or other companies in our sector, which are not necessarily related to the operating performance of such companies;
•	exclusion of our common stock from certain market indices which could reduce the ability of certain investment funds to own our common stock;
•	changes in regulatory policies or tax guidelines with respect to RICs and BDCs;
•	failure to qualify as a RIC, or the loss of RIC status;
•	any shortfall in revenue or net investment income or any increase in losses from levels expected by stockholders or securities analysts;
•	changes, or perceived changes, in the value of our portfolio investments;
•	departures of OHA’s key personnel;
•	operating performance of companies comparable to us; and
•	general economic conditions and trends and other external factors.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Due to the potential volatility of our stock price, we may become the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business.

There is a risk that our stockholders may not receive distributions or that our distributions may not grow over time.

We intend to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. In addition, due to the asset coverage test applicable to us as a BDC, we may be prohibited in our ability to make distributions in certain limited circumstances. As a RIC, if we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including failure to obtain, or possible loss of, the federal income tax benefits allowable to RICs. We cannot assure you that you will receive distributions at a particular level or at all.

We may choose to pay distributions in our own common stock, in which case our stockholders may be required to pay federal income taxes in excess of the cash distributions they receive.

We may make taxable distributions that are payable in cash or shares of our common stock at the election of each stockholder. Under certain applicable provisions of the Code and Treasury regulations, distributions payable in cash or in shares of stock at the election of stockholders are treated as taxable distributions. The Internal Revenue Service has issued private rulings indicating that this rule will apply even where the total amount of cash that may be distributed is limited to no more than 20% of the total distribution. Under these rulings, if too many stockholders elect to receive their distributions in cash, each such stockholder would receive a pro rata share of the total cash to be distributed and would receive the remainder of their distribution in shares of stock. If we decide to make any distributions consistent with these rulings that are payable in part in our stock, taxable stockholders receiving such distributions will be required to include the full amount of the distribution (whether received in cash, our stock, or a combination thereof) as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain distribution) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such distributions in excess of any cash received. If a U.S. stockholder sells the stock it receives as a distribution in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the distribution, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such distributions, including in respect of all or a portion of such distribution that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on distributions, it may put downward pressure on the trading price of our stock.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We do not own any real estate or other physical properties materially important to our operation. Our headquarters are located in New York, New York, where we share office space with OHA pursuant to our Administration Agreement. We also lease office space in Houston, Texas. We believe that our office facilities are suitable and adequate for our business as presently conducted.

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

ATP Litigation.  On August 17, 2012, ATP Oil & Gas Corporation, or ATP, filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Texas. Prior to the bankruptcy filing, we purchased limited term overriding royalty interests, or ORRIs, in certain offshore oil and gas producing properties operated by ATP (generally, the Gomez and Telemark properties). On August 23, 2012, on a motion filed by ATP, the bankruptcy judge presiding over ATP’s case signed an order (Bankr. Dkt. No. 191) requiring ATP to pay amounts received after August 17, 2012 to those parties it believes are entitled to receive them, including the ORRI holders, provided that the owners of the ORRIs execute a disgorgement agreement providing for the repayment of any amounts that the bankruptcy court later finds to have been inappropriately paid. We executed the disgorgement agreement and began receiving monthly distributions in September 2012 from ATP of our share of production proceeds received by ATP after August 17, 2012. As of December 31, 2014, our unrecovered investment was $26.9 million, and we had received aggregate production payments of $32.5 million subject to the disgorgement agreement; both of these amounts are the subject of disputes in the litigation described herein.

As of December 31, 2014, we had incurred legal and consulting fees totaling $4.8 million in connection with the enforcement of our rights under the ORRIs. On various occasions, we have provided notice that such legal expenses will be added to our unrecovered investment balance to the extent they are not reimbursed. To date, we have not received any payments on account of legal expenses aside from our receipt of regular monthly production payments. We add our legal expenses to the unrecovered investment balance in accordance with our transaction documents. As of December 31, 2014, $4.7 million of the $4.8 million in legal and consulting fees have been added to, and are thus included in, the unrecovered investment balance under the terms of our transaction documents. The remaining amounts of legal and consulting fees, totaling $0.1 million and $0.5 million as of December 31, 2014 and 2013, respectively, are included in accounts receivable and other current assets on our consolidated balance sheets and are, thus, not included in the unrecovered investment balance as of such dates.

On October 17, 2012, we filed a lawsuit against ATP styled: NGP Capital Resources Company v. ATP Oil & Gas Corporation, Adv. Proc. No. 12-03443, in the U.S. Bankruptcy Court for the Southern District of Texas, seeking a declaration that the ORRIs are our property and not property of ATP and that the conveyance and purchase and sale documents are not executory contracts that may be rejected in order to remove or recharacterize our interests in the properties (the “Adversary Proceeding”). ATP filed an answer and counterclaim in which it (a) denies that the ORRIs are valid and enforceable, (b) seeks a declaration that (i) the ORRIs are a financing agreement and not a true sale and (ii) the ORRIs are executory contracts that are subject to rejection under 11 U.S.C. Sec. 365, and (c) seeks disgorgement from us of amounts paid to us since August 17, 2012, the date of filing of ATP’s Chapter 11 proceeding. The United States, on behalf of the Department of the Interior, intervened in the lawsuit, arguing that the underlying leases are unexpired leases of real property or executory contracts (and not real property conveyances) and are subject to rejection by ATP. Certain service companies claiming statutory liens or privileges have intervened in the lawsuit for the purposes of establishing that their alleged statutory liens and privileges are superior to our rights and asserting related claims for disgorgement of proceeds paid to us by ATP. The Bank of New York Mellon Trust Company, N.A., the secondary lien holder, has also intervened in the lawsuit, arguing (i) the ORRIs are a financing agreement and not a true sale, (ii) our claims are barred, waived, released and/or otherwise foreclosed by the express terms of the conveyance of the ORRIs, and (iii) either we have not met a condition precedent or we failed to perform or substantially perform our contractual obligations. The issues in the lawsuit have been bifurcated such that the issues of (i) whether the conveyances and transactions between us and ATP constituted outright transfers of ownership and (ii) whether the conveyances are executory contracts or leases that ATP may reject, will be tried first as “Phase 1” of the legal proceedings. Any additional claims, including the service company statutory lien claims and related issues, will be decided later if necessary in “Phase 2.” This lawsuit is currently pending, and the initial trial date was abated along with certain other deadlines pending consideration of various motions. In that context, a Motion for Summary Judgment that we filed was denied, and we subsequently filed a motion to appeal the denial on an interlocutory basis. After our motion to appeal was denied by the United States District Court, we filed a Motion for Reconsideration of the summary judgment denial with the bankruptcy court on June 17, 2014. A new scheduling order has not been entered. We intend to vigorously defend our position that the ORRIs constitute real property interests and are fully valid and enforceable pursuant to their terms, and we intend to vigorously defend our position that the service companies’ statutory liens and privileges do not attach to our ORRIs and/or are not superior to our rights.

Separately, ATP (through a motion filed by the Official Committee of Unsecured Creditors on October 31, 2012) threatened to bring a fraudulent transfer action against us, in which ATP would allege that (a) ATP was insolvent at the time of the assignment of the ORRIs to us, (b) ATP received less than fair value from us in exchange for the assignments of the ORRIs and (c) as a result, the assignments should be set aside. The motion was abated, and the referenced claim has not been asserted. We vigorously deny these allegations.

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

On March 7, 2014, Bennu filed complaints seeking declaratory judgments that it acquired the Telemark properties free and clear of liens asserted by certain statutory lien claimants, thereby commencing the adversary proceedings styled Bennu Oil & Gas LLC v. Frank’s Casing Crew & Rental Tools, Inc., et. al., (Adv. No. 14-03060), or the Frank’s Casing Adversary, and Bennu Oil & Gas LLC v. Advanced Fire & Safety LLC, et. al., (Adv. No. 14-03056), or the Advanced Fire Adversary. We sought and were granted leave to intervene in the Frank’s Casing and Advanced Fire Adversaries to protect our rights in connection with any determinations relating to the extent, validity and priority of liens against the Telemark properties. These proceedings are pending. Many of the defendants have failed to plead or otherwise defend in response to the lawsuits. Notices of voluntary dismissal have been filed by Bennu with respect to certain defendants based upon settlement agreements. On February 24, 2015, Bennu filed a Motion for Default Judgment against the defaulting defendants in the Advanced Fire Adversary. No hearing has been set for the Motion for Default. Status conferences have been scheduled for May 13, 2015 in the Frank’s Casing and Advanced Fire Adversaries.

On June 26, 2014, the bankruptcy court entered an order converting ATP’s bankruptcy case to a case under Chapter 7 of the U.S. Bankruptcy Code. Rodney D. Tow was appointed as Chapter 7 Trustee of ATP’s bankruptcy estate.

On July 10, 2014, we filed, in our Adversary Proceeding, a Motion for Leave to amend our complaint to, among other things, add claims and defenses based on facts that occurred after the filing of our complaint, as well as claims and defenses specifically applicable to Bennu. On September 3, 2014, Bennu filed a Motion to Dismiss claims between Bennu and us, as well as an objection to our Motion for Leave. In connection with the Motion to Dismiss, Bennu stated that it does not desire to pursue affirmative claims against us for recharacterization or disgorgement, and it disclaimed any intention to sue us regarding the characterization of the ORRIs. The Motion to Dismiss does not seek to determine any claims, including our claims, any claims of the bankruptcy estate or the claims of the numerous intervenors involved in the litigation, nor does it preclude Bennu or a succeeding party from refiling such claims in the future.

On October 1, 2014, we filed an objection to the Motion to Dismiss, asserting that Bennu is the owner of all recharacterization claims against us and requesting that the judge enter a declaratory judgment (rather than an order of dismissal) holding that the ORRIs do, in fact, constitute real property interests that are not subject to recharacterization as a loan or otherwise, and are fully valid and enforceable pursuant to their terms. In a related briefing, the Trustee asserted that Bennu does not own recharacterization claims relating to the Gomez properties, and objected to entry of a judgment in our favor due to alleged prejudice that would result against the estate’s alleged claims. Bennu asserted in response that it owns all recharacterization claims against us, but it is opposed to entry of a judgment in our favor. On November 13, 2014, Bennu filed a Motion to Determine Ownership of Claims, or the Ownership Motion, asserting that it is the sole owner of claims seeking to re-characterize the nature and validity of the ORRIs. On January 28, 2015, the Court entered an order on the Ownership Motion (Adv. Dkt. No. 236), which determined, among other things, that Bennu has the exclusive right to seek to re-characterize the ORRIs as something other than a vested ownership in hydrocarbons to be produced. It also determined that (i) the Trustee has the exclusive right to seek to avoid payments made to OHA under sections 544, 547 and 548 of the Bankruptcy Code and (ii) the Trustee may only pursue claims under section 549 that were not purchased by Bennu. On February 24, 2015, the Trustee filed an Amended Counterclaim against us seeking to avoid and recover alleged preferential transfers in the amount of $3.4 million. The Trustee also seeks to avoid post-petition royalty payments made to us from the Gomez Properties in the amount of $9.6 million and from the Telemark Properties in the amount of $13.4 million. At February 25, 2015 status conference, Bennu asserted that some or all of these claims are owned by Bennu, the Trustee lacks standing to pursue such claims, and the Trustee’s pursuit of such claims violates the October 2013 Final Sale Order. The Court has set April 1, 2015 as the deadline by which any party in interest may file an objection that the Trustee does not own or may not assert the claims in the Amended Counterclaim. The Court has scheduled a hearing on May 13, 2015 to hear any motion to dismiss the Amended Counterclaim or other objection to the Trustee’s alleged ownership or right to assert the claims. We believe that, based upon the status of the case and the recent positions taken by Bennu, it is reasonably possible that we and Bennu may be in a position to seek entry of an agreed judgment which would resolve Phase 1 of the litigation and include a finding that the ORRI is a real property interest. However, any such judgment would be subject to a hearing in the bankruptcy court and the likely opportunity for objections, including by the Trustee.

During the 90-day preference period preceding the filing of ATP’s bankruptcy, we received royalty payments totaling approximately $3.6 million. Through December 31, 2014, we received post-petition royalty payments from the Gomez properties and the Telemark properties in the amount of $8.3 million and $24.2 million, respectively. It is estimated that the statutory lien claims asserted by intervenors in the Adversary Proceeding against our ORRIs are in the principal amount of approximately $35.2 million. At this time, we estimate that there are potential statutory lien claims (including claims of the intervenors in the Adversary Proceeding, without regard to the validity of such claims) in the principal amount of approximately $54.2 million. We have or will assert that we have viable defenses with respect to all of the claims of the statutory lien claimants or any other claim which seeks to avoid or disgorge any prepetition or post-petition royalty payment which we received in respect of the Telemark or Gomez properties. In the event we do not prevail on our defenses to the statutory lien claims or any other claim seeking to avoid or disgorge pre-petition or post-petition royalty payments, we contend that, pursuant to the terms of our transaction documents, we are entitled to include any amounts disgorged on account of any such claims into the unrecovered investment balance of our ORRIs. Moreover, to the extent we do not prevail on our defenses to any action brought by the holder of a statutory lien claim, we contend that we would be permitted to seek contribution from other ORRI and net profits interest holders with respect to any disgorged amounts.

However, in the event our defenses to the claims of the statutory lien claimants are unsuccessful or we otherwise become liable for disgorgement of any pre-petition or post-petition royalty payments which we have received from either the Gomez or Telemark properties, the remaining oil and gas reserves associated with the Telemark properties may be insufficient to provide for a full recovery on our investment. In the event that it is determined that we are not entitled to include amounts disgorged on account of statutory lien claims or other claims, if any, into the unrecovered investment balance of our ORRIs, any disgorged amounts will result in a failure to achieve our anticipated return and/or a loss on our investment.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II.

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

Effective October 1, 2014, our common stock began to trade on the NASDAQ Global Select Market under the symbol “OHAI.” Prior to that date, our common stock traded on the NASDAQ Global Select Market under the symbol “NGPC.” The following table sets forth the range of high and low sales prices of our common stock, as reported on the NASDAQ Global Select Market, and our dividends declared for the periods indicated.

	NAV(1)	Price Range		Ratio of High Sales Price to NAV	Ratio of Low Sales Price to NAV	Cash Dividend per Share(2)
		High	Low
Fiscal 2014
Fourth quarter	$7.48	$7.28	$4.46	97%	60%	$0.16
Third quarter	8.11	6.70	6.01	83%	74%	0.16
Second quarter	8.57	7.26	5.87	85%	68%	0.16
First quarter	8.73	7.74	6.74	89%	77%	0.16
Fiscal 2013
Fourth quarter	9.20	7.79	6.88	85%	75%	0.16
Third quarter	9.22	7.69	6.19	83%	67%	0.16
Second quarter	9.13	7.15	6.00	78%	66%	0.16
First quarter	9.05	7.75	6.89	86%	76%	0.16

(1)	We calculate net asset value per share as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high and low closing sales prices. We calculate net asset value per share based on outstanding shares at the end of each period.
(2)	Represents the dividend declared in the specified quarter.

The last reported price for our common stock on March 10, 2015 was $4.71 per share. On March 5, 2015, there were approximately 53 record holders and 4,120 beneficial holders (held in street name) of our common stock, according to our transfer agent.

On September 30, 2014, in connection with the appointment of OHA as our investment advisor, we completed the private sale of $1 million in aggregate purchase price of our common stock at an offering price of $8.53 per share, for a total of 117,234 shares, to an affiliate of OHA, pursuant to the stock purchase and transaction agreement dated July 21, 2014, by and among us, OHA and the affiliate. The price per share paid by the affiliate was the net asset value per share established by our previous board of directors as of a date within 48 hours prior to the purchase, excluding the impact of certain transaction and closing expenses, and represented a 38% premium to the market price per share on such date. The OHA affiliate also executed a stock purchase plan in accordance with Rule 10b-5-1 of the Securities Exchange Act of 1934, pursuant to which it committed to purchase, from time to time during the 12-month period ending September 30, 2015, through open market purchases, additional shares of our common stock having an aggregate purchase price of $4 million. During the fourth quarter of 2014, the OHA affiliate fulfilled its obligations under this plan, as shown in the following table:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d) Maximum Number (or Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (in $000’s)
October 1 – 31, 2014	233,914	$6.35	233,914	$2,514
November 1 – 30, 2014	132,754	$6.45	132,754	$1,658
December 1 – 31, 2014	329,530	$5.03	329,530	$—
Total	696,198	$5.75	696,198	$—

Stock Repurchase Plan

On October 31, 2011, our Board of Directors approved a stock repurchase plan, pursuant to which we may, from time to time, repurchase up to $10.0 million of our common stock in the open market at prices not to exceed net asset value during our open trading periods. Our Board of Directors authorized this plan because it believed that general market trading activity may cause our common stock to be undervalued from time to time. The repurchase program does not obligate us to purchase any shares and may be discontinued at any time. Pursuant to this plan, during 2012 and 2013, we repurchased an aggregate of 608,125 shares and 520,889 shares, respectively, of our common stock in the open market at an average price of $6.71 per share, for total purchases of $7.6 million. We have not made any repurchases pursuant to the stock repurchase plan since May 2013. In March 2015, our Board of Directors authorized the Company to repurchase up to the remaining $2.4 million of common stock available to be repurchased under this plan. Any such repurchases will be made in accordance with applicable securities laws and regulations that set certain restrictions on the method, timing, price and volume of stock repurchases and certain notice requirements, and no assurance can be given that any particular amount of our common stock will be repurchased under the plan.

Dividends

Since the first full quarter following our initial public offering, we have distributed, and currently intend to continue to distribute in the form of dividends, a minimum of 90% of our investment company taxable income on a quarterly basis to our stockholders. We may retain long-term capital gains and treat them as deemed distributions for tax purposes. We determine the tax characteristics of our dividend distributions as of the end of the fiscal year, based on the taxable income for the full year and distributions paid during the year. Taxable income available for distribution differs from consolidated net investment income under GAAP due to (i) temporary and permanent differences in income and expense recognition, (ii) capital gains and losses, (iii) activity at taxable subsidiaries, and (iv) the timing and period of recognition regarding dividends declared in December of one year and paid in January of the following year. As a result, net investment income and net realized gain (loss) on investments for a reporting period may differ significantly from distributions during such period. We report the estimated tax characteristics of each dividend when declared, and we (or the applicable withholding agent) report the actual tax characteristics of dividends annually to each stockholder on Form 1099-DIV. There is no assurance that we will achieve investment results or maintain a tax status that will permit any specified level of cash distributions or year-to-year increases in cash distributions.

The tax characteristics of distributions paid in 2014 represented $7.1 million from ordinary income, $3.5 million from return of capital and none from capital gains. For tax purposes, 100% of the $3.3 million dividend paid on January 9, 2015 was treated as arising in 2015.

Our stock transfer agent, registrar and dividend reinvestment plan administrator is American Stock Transfer & Trust Company. You should direct information requests for American Stock Transfer & Trust Company to Operations Center, 6201 15th Avenue, Brooklyn, NY 11219. Our transfer agent’s telephone number for stockholder or dividend reinvestment services is 1-800-937-5449.

We have established an “opt out” dividend reinvestment plan, or DRIP plan, for our stockholders. As a result, if we declare a cash dividend, our plan agent automatically reinvests a stockholder’s cash dividend in additional shares of our common stock unless the stockholder, or his or her broker, specifically “opts out” of the dividend reinvestment plan and elects to receive cash dividends. It is customary practice for many brokers to opt out of dividend reinvestment plans on behalf of their clients unless specifically instructed otherwise. The purpose of the DRIP plan is to provide stockholders with a method of investing cash dividends and distributions in additional shares at the current market price without charges for record-keeping, custodial and reporting services.

We intend, when permitted by the DRIP plan, to primarily use newly issued shares for reinvested dividends under the DRIP plan. However, we reserve the right to purchase shares in the open market in connection with the DRIP plan. The number of newly issued shares to be issued to a stockholder is determined by dividing the total dollar amount of the dividend payable to such stockholder by the average market price per share of our common stock at the close of regular trading on the exchange or market on which our shares of common stock are listed for the five trading days preceding the valuation date for such dividend.

We may not use newly issued shares to satisfy our obligations under the DRIP plan if the market price of our shares is less than our net asset value per share. In such event, the cash dividends are paid to the plan administrator who purchases shares in the open market for credit to the accounts of plan participants unless the average of the closing sales prices for the shares for the five days immediately preceding the payment date exceeds 110% of the most recently reported net asset value per share. The allocation of shares to the participants’ plan accounts is based on the average cost of the shares so purchased, including brokerage commissions.

Stock Performance Graph

The following line graph compares the cumulative total return on an investment in our common stock against the cumulative total return of the NASDAQ Financial 100 Index, the NASDAQ U.S. Stock Market Total Return Index and an index of peer companies (selected by us) for the five years ended December 31, 2014. The graph assumes that $100 was invested in our common stock and each index on December 31, 2009, and that dividends were reinvested. We selected the peer group in good faith and it consists of the following six business development companies: Gladstone Capital Corporation, Gladstone Investment Corporation, KCAP Financial, Inc., MCG Capital Corporation, THL Credit, Inc. and TICC Capital Corporation. Our peer group includes BDCs that generally invest in similar types of securities as we do, with market capitalizations between $100 million and $600 million and initial public offering dates in 2010 or earlier. This historic stock price Performance Graph and the related textual information are not necessarily indicative of future performance.

Item 6. Selected Financial Data.

The following table contains our selected financial data, as of and for the dates and periods indicated. We derived the selected financial data from our audited financial statements, and you should read it in conjunction with our financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K.

	Year ended December 31,
	2014	2013	2012	2011	2010
	(In Thousands, Except Per Share Data and Other Data)
Income Statement Data
Total investment income	$22,119	$27,912	$23,369	$27,903	$23,585
Total operating expenses(1)	18,812	15,245	11,560	12,034	12,091
Net investment income(1)	3,198	12,576	11,763	15,809	11,440
Net realized capital gain (loss) on invesments	(12,430)	(2,261)	(17,827)	(30,614)	(33,276)
Net unrealized appreciation (depreciation) on investments	(12,999)	(6,445)	23,415	(5,083)	32,310
Net increase (decrease) in net assets resulting from operations(1)	$(22,231)	$3,870	$17,351	$(19,888)	$10,474
Per Share Data
Net investment income(1)	$0.16	$0.61	$0.55	$0.73	$0.53
Net realized and unrealized gain (loss) on investments	(1.24)	(0.42)	0.26	(1.65)	(0.04)
Net increase (decrease) in net assets resulting from operations(1)	(1.08)	0.19	0.81	(0.92)	0.49
Dividends declared	0.64	0.64	0.57	0.72	0.69
Net asset value per share	$7.48	$9.20	$9.57	$9.26	$10.90
Balance Sheet Data
Total investments	$206,763	$257,371	$259,610	$145,057	$216,063
Portfolio investments	176,163	211,371	213,614	145,057	216,063
Cash and cash equivalents	31,455	29,298	47,655	106,570	68,457
Total assets	242,175	292,623	312,322	256,581	291,589
Long-term debt	52,000	53,000	59,500	50,000	50,000
Total net assets	154,164	188,552	201,266	200,266	235,726
Other Data
Weighted average yield on portfolio investments(2)	9.2%	10.2%	10.0%	11.6%	10.4%
Number of portfolio companies	15	16	14	19	20
Expense ratios (as a percentage of average net assets):
Interest expense and bank fees	1.2%	1.7%	1.0%	0.7%	0.5%
Management and incentive fees	2.6%	3.1%	2.3%	2.5%	2.4%
Costs related to strategic alternatives review	3.4%	0.3%	—	—	—
Other operating expenses	3.5%	2.8%	2.4%	2.3%	2.2%
Total operating expenses	10.7%	7.9%	5.7%	5.5%	5.1%

(1)	Includes $6,040,000 and $644,000, or $0.29 and $0.03 per share, in 2014 and 2013, respectively, of costs related to our review of strategic alternatives. See Note 1 of Notes to Consolidated Financial Statements included elsewhere herein for further discussion.
(2)	Calculated as of the end of the period, based on cost.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following analysis of our financial condition and results of operations in conjunction with our financial statements and the notes thereto contained elsewhere in this Annual Report on Form 10-K.

Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K that relate to estimates or expectations of our future performance or financial condition may constitute “forward-looking statements.” These forward-looking statements are subject to various risks and uncertainties, which could cause actual results and conditions to differ materially from those projected, including, but not limited to:

•	uncertainties associated with the timing and likelihood of investment transaction closings;
•	changes in interest rates;
•	the future operating results of our portfolio companies and their ability to achieve their objectives;
•	changes in regional or national economic conditions and their impact on the industries in which we invest;
•	disruptions in the credit and capital markets;
•	changes in the conditions of the industries in which we invest;
•	the adequacy of our cash resources and working capital;
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	the ability of OHA to locate suitable investments for us and to monitor and administer our investments; and
•	other factors enumerated in our filings with the Securities and Exchange Commission, or the SEC.

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

Overview

We are a specialty finance company designed to provide our investors with current income and capital appreciation. We focus primarily on providing creative direct lending solutions to middle market private companies across industry sectors. Our investment objective is to generate both current income and capital appreciation primarily through debt investments, some of which include equity components. Our investment activities are managed by Oak Hill Advisors, L.P., or OHA, and supervised by our Board of Directors, the majority of whose members are independent of OHA and its affiliates.

On September 30, 2014, our stockholders approved the appointment of OHA as our investment advisor, replacing NGP Investment Advisor, LP, which had been our investment advisor since our inception. In connection with this change in investment advisor, we changed our name from NGP Capital Resources Company to OHA Investment Corporation, or OHAI. OHA is a registered investment adviser under the Investment Advisers Act of 1940, or the Advisers Act. OHA acts as our investment advisor and administrator pursuant to an investment advisory agreement and an administration agreement, respectively, each dated as of September 30, 2014, which we refer to as the Investment Advisory Agreement and the Administration Agreement, respectively.

The aggregate fair value of our investment portfolio at December 31, 2014 was $176.2 million, with such value comprised of 13 active portfolio investments compared to 10 active portfolio investments at September 30, 2014. Under our previous investment advisor, we focused our investments primarily on small and mid-size companies engaged in the upstream sector of the energy industry, which includes businesses that find, develop and extract energy resources, including natural gas, crude oil and coal. Consequently, the majority of our current investment portfolio value is comprised of debt securities and other investments in upstream exploration and production companies engaged in the acquisition, development and production of oil and natural gas properties in and along the Gulf Coast, in the state and federal waters of the Gulf of Mexico, and in the Permian Basin, Mid-Continent and Rocky Mountain areas.

Part of OHA’s investment strategy is to reduce our portfolio concentration in the energy industry, and to diversify our portfolio with investments in debt securities of U.S. private and small public middle market companies across industry sectors. The concentration of our investment portfolio in the energy sector decreased from 74% at September 30, 2014 to 64% at December 31, 2104, on a fair value basis.

Our historical focus and current concentration in the energy sector causes our portfolio to be particularly influenced by commodity prices for oil and natural gas, which declined dramatically during the fourth quarter of 2014. Further decline in commodity prices or increased volatility in the energy markets, particularly in North America, may further significantly affect the business, financial condition, results of operations and cash flows of the energy-related businesses in our investment portfolio and their ability to meet financial commitments, which would negatively impact the fair values of many of our energy-related investments and, in turn, our net asset value. These factors may also extend the holding period for such investments, thus impacting our ability to reduce the concentration of energy investments in our portfolio.

Our level of investment activity can and does vary substantially from period to period depending on many factors. Some of these factors are the amount of debt and equity capital available to middle market companies, the level of acquisition and divestiture activity for such companies, the general economic environment and the competitive environment for the types of investments we make, and our own ability to raise capital to fund our investments, both through the issuance of debt and equity securities. If a substantial portion of our investment portfolio were to be realized in the near term, no assurance can be given that OHA will be able to source sufficient appropriate investments to timely replace the investment income from the realized investments.

Portfolio and Investment Activity

In December 2014, we purchased a $10.0 million participation in a second lien term loan to an affiliate of Electronic Fund Source, or EFS, a privately-held, payment solutions company, headquartered in Tennessee. The EFS Second Lien Term Loan was purchased at a 1.75% discount, earns interest payable in cash at a rate of 8.5% per annum (LIBOR + 7.5% with a 1% floor) and matures in May 2022.

In November 2014, we funded a $10.0 million participation in a second lien term loan to Appriss Holdings, Inc., or Appriss, a privately-owned provider of SaaS-based data analytics solutions to government and commercial customers. The Appriss Second Lien Term Loan was issued at a 1.5% discount, earns interest payable in cash at a rate of 9.25% per annum (LIBOR + 8.25%, with a 1% floor) and matures in May 2021.

In November 2014, we funded a $10.0 million participation in a second lien term loan to Citadel Plastics Holdings, Inc., or Citadel, an Illinois-based privately-owned, manufacturer of engineered composites and thermoplastic materials. The Citadel Second Lien Term Loan was issued at a 1% discount, earns interest payable in cash at a rate of 9% per annum (LIBOR + 8% with a 1% floor) and matures in November 2021.

In October 2014, we purchased $9.0 million of subordinated notes issued by Gramercy Park CLO Ltd., or Gramercy Park. Gramercy Park is a $513.6 million collateralized loan obligation, or CLO, that closed on August 1, 2012, is managed by Blackstone/GSO and was underwritten by Citigroup. The Gramercy Park Subordinated Notes represent the residual interest in the CLO, were purchased in the secondary market at a net price of 77.9% and mature in July 2023.

In 2010, we entered into a Senior Secured Term Loan with the predecessor company to Contour Highwall Holdings, LLC, or Contour, a privately held highwall coal mining company operating in Central Appalachia. In connection with a restructuring of the investment in December 2012, we currently own 80% of the equity of Contour, and the balance of the Contour Term Loan was $10.8 million at December 31, 2014. The coal mining industry in which Contour operates has suffered from increasingly poor market conditions for several quarters, in part as a result of increasing environmental regulations and lower cost alternative fuel sources, such as natural gas, that have impacted demand for coal in the area. We have allowed Contour to defer interest payments on the Term Loan since September 2014 to maintain sufficient working capital to sustain business operations. We reduced the fair value of our investment in Contour to $7.5 million at the end of the third quarter of 2014. Due to continued weakness in market conditions in the fourth quarter of 2014, and their impact on Contour’s operations, prospects, cash flows and underlying value of its assets, the fair value of our investment was further reduced to $4.5 million during the fourth quarter of 2014, and we placed the Term Loan on non-accrual effective October 1, 2014. We recorded no interest income from Contour during the fourth quarter of 2014, and we reversed $0.1 million of interest receivable from Contour that we deem likely to be uncollectible.

In 2011, we entered into a Senior Secured Term Loan with Spirit Resources, LLC, or Spirit, a Fort Worth, Texas-based oil and gas exploration and production company formed to acquire, operate, exploit and develop mature oil properties with significant remaining oil reserves. The Term Loan was restructured in January 2013, and our investments in Spirit currently include $5.5 million of a Tranche A Term Loan, $4.4 million of a Tranche B Term Loan, $8.0 million of preferred equity representing 100% of Spirit’s equity and a 3% overriding royalty interest in Spirit’s oil and gas properties. Spirit’s efforts to exploit and develop its oil properties have not resulted in sustainable increased oil production sufficient to service its debt. We placed the Tranche B Term Loan on non-accrual in March 2014, and we significantly reduced the fair value of our investment in Spirit during the first half of 2014. We entered into negotiations with a third party to liquidate Spirit’s assets beginning in the third quarter of 2014, but such negotiations terminated when oil prices began their steep decline in the fourth quarter of 2014. The recent decline in oil prices has severely impacted the value of Spirit’s assets and our investment. We have allowed Spirit to defer interest payments on the Tranche A Term Loan since November 2014 to maintain sufficient working capital to sustain business operations, and we placed the Tranche A Term Loan on non-accrual effective November 1, 2014.

In the fourth quarter of 2014, the oil and natural gas assets of Chroma Oil & Gas, LP, the successor company to Chroma Exploration & Production, Inc., or Chroma, were sold to a third party. Proceeds were insufficient to result in any distribution to preferred or common stockholders of Chroma, of which we were one. This transaction resulted in a realized capital loss of $4.3 million, or $0.21 per share, which was entirely offset by the reversal of previously recorded unrealized depreciation on this investment. This investment was initiated in 2005 and generated an internal rate of return of 3.2% and a return on investment of 1.03x.

On November 4, 2014, in connection with a refinancing, Nekoosa Coated Products Holdings, Inc., or Nekoosa, prepaid its Second Lien Term Loan in the amount of $18.4 million. This prepayment included a 2%, or $0.4 million, call premium, and we recorded previously unamortized original issue discount of $0.3 million as additional interest income in the fourth quarter of 2014 as a result of this prepayment. This investment was initiated in April 2013 and generated an internal rate of return of 19.6% and a return on investment of 1.3x.

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

In 2011 and 2012, we purchased from ATP Oil & Gas Corporation, or ATP, limited-term overriding royalty interests, or ORRIs, in certain offshore oil and gas producing properties operated by ATP in the Gulf of Mexico, including $25.0 million paid on July 3, 2012. Under this arrangement, we purchased the right to portions (ranging from 5.0% to 10.8%) of the monthly production proceeds from the various oil and gas properties subject to the ORRIs in ATP’s Gomez and Telemark properties. The terms of the ORRIs provide that they will terminate after we receive production payments that equal a defined sum calculated (generally) based on our investment in the ORRIs plus a time-value factor at a rate of 13.2% per annum. On August 17, 2012, ATP filed for protection under Chapter 11 of the U.S. Bankruptcy Code. For more information, please refer to the discussion of the ATP Litigation under the heading “Legal Proceedings” in Note 7, “Commitments and Contingencies,” to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. As of December 31, 2014, our unrecovered investment was $26.9 million, and we had received aggregate production payments of $32.5 million subject to a disgorgement agreement. In addition, as of December 31, 2014, we had incurred legal and consulting fees totaling $4.8 million in connection with the enforcement of our rights under the ORRIs. On various occasions, we have provided notice that such legal expenses will be added to our unrecovered investment balance to the extent they are not reimbursed. To date, we have not received any payments on account of legal expenses aside from our receipt of regular monthly production payments. We add our legal expenses to the unrecovered investment balance in accordance with our transaction documents. As of December 31, 2014, $4.7 million of the $4.8 million in legal and consulting fees have been added to, and are thus included in, the unrecovered investment balance under the terms of our transaction documents. The remaining amounts of legal and consulting fees, totaling $0.1 million and $0.5 million as of December 31, 2014 and 2013, respectively, are included in accounts receivable and other current assets on our consolidated balance sheets and are, thus, not included in the unrecovered investment balance as of such dates.

As of December 31, 2014 and 2013, the total fair value of our investment portfolio was $176.2 million and $211.4 million, respectively. Of those fair value totals, approximately $138.6 million, or 79%, as of December 31, 2014, and $181.9 million, or 86%, as of December 31, 2013, were determined using significant unobservable (i.e., Level 3) inputs.

The table below shows our portfolio investments by type as of December 31, 2014 and 2013. We compute yields on investments using interest rates as of the balance sheet date and include amortization of original issue discount and market premium or discount, royalty interest income and other similar investment income, weighted by their respective costs when averaged. These yields do not include income from any investments on non-accrual status but do include the cost basis of such investments in the denominator. Such weighted average yields are not necessarily indicative of expected total returns on our portfolio.

	December 31, 2014			December 31, 2013
	Weighted Average Yields	Percentage of Portfolio		Weighted Average Yields	Percentage of Portfolio
		Cost	Fair Value		Cost	Fair Value
First lien secured debt	2.7%	13.0%	6.4%	12.6%	15.7%	16.8%
Second lien debt	9.7%	21.2%	23.5%	13.5%	14.0%	15.0%
Subordinated debt	13.1%	18.2%	20.2%	9.8%	27.7%	25.5%
Limited term royalties	13.9%	13.4%	13.5%	13.8%	12.9%	13.7%
Contingent earn-out	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Royalty interests	187.3%	0.0%	0.2%	78.2%	0.1%	0.5%
Redeemable preferred units	8.0%	25.1%	31.2%	8.0%	22.6%	25.0%
CLO residual interests(1)	12.0%	3.5%	4.0%	N/A	N/A	N/A
Equity securities
Membership and partnership units	0.0%	5.3%	1.0%	0.0%	4.7%	2.8%
Participating preferred stock	0.0%	0.0%	0.0%	0.0%	1.9%	0.0%
Common stock	0.0%	0.2%	0.0%	0.0%	0.2%	0.3%
Warrants	0.0%	0.1%	0.0%	0.0%	0.2%	0.4%
Total equity securities	0.0%	5.6%	1.0%	0.0%	7.0%	3.5%
Total portfolio investments	9.2%	100.0%	100.0%	10.2%	100.0%	100.0%

(1)	Yields from investments in CLO residual interests represent the implied internal rate of return calculation expected from cash flow streams.

At December 31, 2014, the weighted average yield on portfolio investments on a cost basis, exclusive of capital gains, was 9.2%, compared to 10.2% at December 31, 2013 and 10.0% at December 31, 2012. The reduction in yield in 2014 compared to 2013 is primarily the result of the addition of new lower yielding investments during the fourth quarter of 2014, and the placement of our investments in Contour and Spirit on non-accrual status during 2014. The improvement in yield in 2013 compared to 2012 is primarily the result of the addition of new investments in the portfolio during 2013. At December 31, 2014, the weighted average yield on a fair value basis was 10.4%.

Results of Operations

The following sections analyze our results of operations for the year ended December 31, 2014 compared to 2013 and for the year ended December 31, 2013 compared to 2012.

Investment Income

During 2014, our total investment income decreased by $5.8 million, or 21%, to $22.1 million compared to $27.9 million during the same period in 2013. The decrease in 2014 was primarily attributable to “make whole” interest income earned in 2013 totaling $2.5 million from the repayments of loans to Resaca Exploitation, Inc., or Resaca, and Castex Energy Development Fund, LLC, or CDF, and as a result of lower average portfolio balances in 2014. Our average portfolio balance declined from $222.3 million in 2013 to $187.7 million in 2014, primarily as a result of the volume of realizations exceeding the volume of new investments during 2014.

During 2013, our total investment income increased by $4.5 million, or 19%, to $27.9 million compared to $23.4 million during the same period in 2012. The increase in 2013 was primarily attributable to the $2.5 million of “make whole” interest from the repayments of loans from Resaca and CDF and higher average portfolio balances during 2013. Our average portfolio balance increased from $177.7 million in 2012 to $222.3 million in 2013 on a fair value basis, primarily as a result of the volume of new investments exceeding the volume of realizations during 2013.

The table below summarizes our non-accruing and non-income producing investments as of December 31 of each of the last three years:

	2014		2013		2012
(Dollars in thousands)	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
Non-accruing investments
Chroma Exploration & Production, Inc. (realized in December 2014)	$—	$—	$4,312	$21	$4,312	$43
Contour Highwall Holdings, LLC (non-accrual 10/01/2014)	10,778	4,500	N/A	N/A	N/A	N/A
GMX Resources, Inc. second-priority notes (sold in January 2014)	—	—	9,452	70	N/A	N/A
Spirit Resources, LLC – Tranche A (non-accrual 11/01/2014)	5,464	1,450	N/A	N/A	N/A	N/A
Spirit Resources, LLC – Tranche B (non-accrual 3/31/14)	4,409	—	N/A	N/A	N/A	N/A
Total non-accruing investments	20,651	5,950	13,764	91	4,312	43

	2014		2013		2012
(Dollars in thousands)	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
Non-income producing investments
BP Corporation NA, Inc. put options (expired 9/30/13)	$—	$—	$—	$—	$245	$9
Castex Energy Development Fund, LP units (sold 6/14/13)	—	—	—	—	0	910
Contour Highwall Holdings, LLC units	—	—	—	836	—	500
Crossroads Energy Development, LLC warrants (sold in July 2014)	—	—	237	796	—	—
Globe BG, LLC (contingent Alden Resources royalty earn-out)	—	—	—	—	—	240
GMX Resources, Inc. common stock (sold 3/01/13)	—	—	—	—	2,317	1,488
Huff Energy Holdings, Inc. warrants and ORRI	84	92	84	84	—	—
Myriant Corporation common stock and warrants	468	—	468	670	468	880
OHA/OCI Investments, LLC Class A Units	2,500	1,730	2,500	1,775	—	—
Resaca Exploitation, Inc. common stock (liquidated 11/26/13)	—	—	—	—	3,235	210
Resaca Exploitation, Inc. warrants (relinquished 6/28/13)	—	—	—	—	250	10
Spirit Resources, LLC preferred units	8,000	—	8,000	3,356	—	—
Spirit Resources, LLC warrants (relinquished 1/25/13)	—	—	—	—	25	520
Total non-income producing investments	11,052	1,822	11,289	7,517	6,540	4,767
Total non-accruing and non-income producing investments	$31,703	$7,772	$25,053	$7,608	$10,852	$4,810

Operating Expenses

The table below summarizes the components of our operating expenses (in thousands):

	For the year ended December 31,
	2014	2013	2012
Interest expense and bank fees	$2,082	$3,195	$2,018
Management and incentive fees	4,602	5,989	4,580
Costs related to strategic alternatives review	6,040	644	—
Professional fees, insurance expenses and other G&A	6,088	5,417	4,962
Total operating expenses	$18,812	$15,245	$11,560

For the year ended December 31, 2014, total operating expenses were $18.8 million, increasing $3.6 million, or 23%, compared to 2013, primarily as a result of $6.0 million of costs related to our strategic alternatives review, which are discussed in more detail in the following paragraph. Interest expense and the amortization of bank fees on our credit facilities decreased $1.1 million to $2.1 million in 2014, compared to $3.2 million in 2013, as a result of decreased borrowing levels supporting our smaller investment portfolio. Management and incentive fees of $4.6 million were 23% lower during 2014, compared to $6.0 million in the prior year, primarily as a result of lower base management fees in 2014 and investment income incentive fees of $0.4 million in 2013, driven by our net investment income exceeding the quarterly hurdle rate of 2% in the second quarter of 2013. Our net investment income did not exceed the incentive fee hurdle rate for any other quarter in 2014 or 2013. Base management fees were lower in 2014, in part, as a result of the lower base management fee structure in the Investment Advisory Agreement with OHA as compared to the base management fee structure associated with our former investment advisor. Professional fees, insurance expenses and other general and administrative expenses in 2014 increased by $0.7 million, or 13%, to $6.1 million, compared to $5.4 million in 2013 and $5.0 million in 2012, primarily as a result of $0.6 million, or $0.03 per share, of administrative costs expensed upon the expiration of our shelf registration statement on Form N-2 in April 2014.

In connection with the transactions surrounding the appointment of OHA as our investment advisor, and the related process of evaluating strategic alternatives, we incurred costs totaling $6.0 million, or $0.29 per share, during 2014, including $3.4 million of retention payments to employees of our former administrator pursuant to retention agreements entered into in September 2013 and allocated to us under the terms of the administration agreement with NGP Administration, LLC, $1.1 million for a “tail” insurance policy covering our former directors and officers, and $1.5 million of legal and investment banking advisory fees. We also incurred an additional $0.6 million, or $0.03 per share, of legal and consulting costs related to the strategic alternatives review during the fourth quarter of 2013. Thus, the total cost incurred related to the strategic review process was $6.7 million, or $0.32 per share.

For the year ended December 31, 2013, total operating expenses were $15.2 million, increasing $3.6 million, or 31%, compared to 2012. Interest expense and the amortization of bank fees on our credit facilities increased $1.2 million to $3.2 million in 2013 compared to $2.0 million in 2012, due to increased average borrowing levels supporting our larger investment portfolio. Management and incentive fees for 2013 were $6.0 million, increasing $1.4 million compared to $4.6 million in 2012 primarily as a result of higher average total asset balances, which are the basis for the base management fee computation. In addition, 2013 management and incentive fees included investment income incentive fees of $0.4 million, as a result of our net investment income exceeding the quarterly hurdle rate of 2% in the second quarter of 2013. Our net investment income did not exceed the incentive fee hurdle rate for any other quarter in 2013 or 2012.

Operating expenses include our allocable portion of operating expenses incurred on our behalf by our investment advisor and our administrator. Other general and administrative expenses include our allocated share of employee, facilities, stockholder services and marketing costs incurred by our administrator.

According to the terms of our previous investment advisory agreement with NGP Investment Advisor, LP, we calculated the base management fee quarterly as 0.45% of the average of our total assets (inclusive of all cash and cash equivalents without any exclusions) as of the end of the two most recent fiscal quarters. According to the terms of our new Investment Advisory Agreement with OHA, effective October 1, 2014, we calculate the base management fee as 0.4375% (reduced to 0.375% in the first year) of the average of our total assets (excluding cash, cash equivalents and U.S. Treasury Bills that are purchased with borrowed funds solely for the purpose of satisfying quarter-end diversification requirements related to our election to be taxed as a RIC under the Code). Consequently, our base management fee, relative to our total asset balances, is lower under the new Investment Advisory Agreement than it has been under our previous investment advisory agreement.

Under the OHA Investment Advisory Agreement, the investment income incentive fee is calculated quarterly at a rate of 20% of quarterly net investment income above a “hurdle rate” of 1.75% per quarter (7% annualized) with a “catch up” provision. Under our previous investment advisory agreement, the investment income incentive fee was calculated at 20% of net investment income above a “hurdle rate” of 2.0% per quarter (8% annualized) with no “catch up” provision. We have not incurred any investment income incentive fees since the second quarter of 2013. However, if our operating results improve considerably in future periods and exceed the 1.75% quarterly hurdle rate, we will incur investment income incentive fees.

Net Investment Income

For the year ended December 31, 2014, net investment income was $3.2 million, or $0.16 per common share, compared to $12.6 million, or $0.61 per share, for 2013. The $9.4 million decrease in 2014 was primarily attributable to the $6.0 million of costs related to the strategic alternatives review process, the $2.5 million of “make whole” interest income in 2013 associated with the repayments of loans from Resaca and CDF, and lower average portfolio balances during 2014, as described above.

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

Net Realized Losses

For the year ended December 31, 2014, we recognized net realized capital losses of $12.4 million, or $0.61 per common share, primarily as the result of losses of $9.4 million on the disposition of our GMX 2018 Notes and $4.3 million on the write-off of our investment in Chroma preferred stock, both of which losses were recorded as unrealized depreciation on investments in previous years. These realized losses were partially offset by realized gains of $0.9 million on the realization of our investments in Crossroads and $0.7 million on the sale of our Midstates Notes, and net losses on remaining realizations of $0.3 million.

For the year ended December 31, 2013, we recognized net realized capital losses of $2.3 million resulting from a $3.3 million loss on the disposition of our warrants and common stock of Resaca, a $1.6 million loss from the sale of our shares of GMX common stock and a $0.5 million loss resulting from adjustments to the amounts recorded on our 2011 sales of our investments in Alden Resources, or Alden, and DeanLake Operator, LLC, or DeanLake, partially offset by a $1.8 million gain from the sale of our Class B LP units of CDF and a $1.3 million gain from the sale of $10.0 million face amount of EP Energy, LLC Senior Unsecured Notes.

For the year ended December 31, 2012, net realized capital losses were $17.8 million, resulting primarily from realized losses on the write-off of our investments in Bionol Clearfield, LLC, or Bionol, and BioEnergy Holding, LLC, or BioEnergy, totaling $22.2 million, partially offset by realized gains of $2.8 million on the sale of our Tammany Oil & Gas, LLC, or Tammany, ORRI and warrants, a net gain of $1.3 million on the sale of $15.0 million face amount of EP Energy, LLC Senior Unsecured Notes and net gains on remaining realizations of $0.3 million.

Unrealized Appreciation or Depreciation on Investments

For the year ended December 31, 2014, net unrealized depreciation on portfolio investments was $13.0 million, or $0.63 per share, primarily due to decreases in the fair value of several of our energy-related investments, including Spirit of $12.1 million, Contour of $7.1 million, ATP/Bennu limited-term ORRIs of $3.3 million, Shoreline Energy, LLC, or Shoreline, Second Lien Term Loan of $1.5 million, Talos Notes of $1.4 million, and the reversal of previously recorded unrealized appreciation, due to realization, associated with our investments in Crossroads of $1.5 million and Midstates of $0.8 million. These decreases were partially offset by increases in the fair value of Castex Energy 2005 LP, or Castex 2005, Preferred Units of $2.2 million, and the reversal of previously recorded unrealized depreciation, due to realization, associated with our investments in GMX 2018 Notes of $9.4 million and Chroma preferred stock of $4.3 million. Net decreases in the fair value of remaining investments totaled $1.2 million in 2014.

For the year ended December 31, 2013, net unrealized depreciation on portfolio investments was $6.4 million, or $0.31 per share, primarily due to decreases in the fair value of our investments in GMX 2018 Notes and common stock of $6.5 million and Spirit preferred units and ORRI of $4.1 million and the reversal of unrealized appreciation, due to realizations, on our investments in CDF of $1.3 million and on our investments in EP Energy, LLC Senior Unsecured Notes of $1.3 million. These decreases were partially offset by increases in the fair value of Castex 2005 Preferred Units of $1.6 million, Crossroads warrants and ORRI of $1.5 million and the reversal of unrealized depreciation, due to realization, on our investment in Resaca common stock and warrants of $3.1 million and net increases in our remaining investments of $0.6 million.

For the year ended December 31, 2012, net unrealized appreciation was $23.4 million, primarily due to the reversal of prior year unrealized depreciation, due to realization, on our investments in BioEnergy and Bionol of $21.8 million, increases in the fair value of our debt investments in Huff Energy Holdings, Inc., or HEH, of $3.7 million and EP Energy, LLC of $1.3 million, and increases in the estimated fair value of our equity investments in CDF and Castex 2005 of $2.0 million. These increases were partially offset by the reversal of prior period unrealized appreciation, due to realization, associated with our investments in Tammany ORRI and warrants of $1.9 million and a decrease in the fair value of our investment in Globe BG, LLC, or Globe, royalty earn-out of $3.0 million. Net decreases in the fair value of our remaining investments totaled $0.5 million in 2012.

Net Increase or Decrease in Net Assets Resulting from Operations

For the year ended December 31, 2014, we recorded a net decrease in net assets resulting from operations of $22.2 million, or $1.08 per share, compared to a net increase in net assets resulting from operations of $3.9 million, or $0.19 per share, for the year ended December 31, 2013. The $26.1 million, or $1.27 per share, net decrease between the two periods was primarily attributable to the $16.7 million increase in net realized and unrealized losses on our investments and a $9.4 million decrease in net investment income, both of which are described above.

For the year ended December 31, 2013, we recorded a net increase in net assets resulting from operations of $3.9 million, or $0.19 per share, compared to $17.4 million, or $0.81 per share, for the year ended December 31, 2012. The $13.5 million, or $0.62 per share, net decrease between the two periods was primarily attributable to the $14.3 million decrease in net realized and unrealized gains on our investments, partially offset by a $0.8 million increase in net investment income, both of which are described above.

Financial Condition, Liquidity and Capital Resources

During the year ended December 31, 2014, we generated cash from operations of $2.8 million, excluding net purchases of investments, compared to $8.8 million in 2013 and $8.0 million in 2012. The lower amount of cash generated from operations in 2014 was primarily attributable to the $6.0 million of costs related to the strategic alternatives review in 2014 and lower cash investment income in 2014 compared to 2013.

Our net cash provided by operating activities for the year ended December 31, 2014 was $30.3 million, compared to $4.8 million of net cash provided by operating activities in 2013 and $96.5 million of net cash used in operating activities in 2012. This increase in net cash provided by operations in 2014 was primarily due to lower net purchases of investments in portfolio securities and U.S. Treasury Bills in 2014. Purchases of portfolio securities totaled $39.7 million during 2014, compared to $98.7 million in 2013 and $125.2 million in 2012. Purchases in 2014 primarily included investments in the Appriss Second Lien Term Loan of $9.9 million, the Citadel Second Lien Term Loan of $9.9 million, the EFS Second Term Loan of $9.8 million, the Gramercy Park CLO Subordinated Notes of $7.0 million, and additional investments in existing portfolio companies totaling $3.1 million. Purchases in 2013 primarily included the Talos Notes of $24.8 million, OCI Holdings, LLC, or OCI, Subordinated Notes and direct equity co-investment totaling $17.2 million, Nekoosa Second Lien Term Loan of $17.2 million, Shoreline Second Lien Term Loan of $13.6 million, KOVA International, Inc. Senior Subordinated Notes of $8.8 million, Crossroads Senior Secured Term Loan of $8.8 million, and additional investments in existing portfolio companies totaling $8.3 million. Purchases in 2012 included the Castex 2005 Preferred Units of $50.0 million, EP Energy, LLC Senior Notes of $25.0 million, an additional investment in the ATP ORRI of $25.0 million, the Midstates Notes of $14.0 million, the Southern Pacific Resources Corp., or STP, Second Lien Term Loan of $10.0 million, and additional investments in existing portfolio companies totaling $1.2 million.

Proceeds from the realization of investments totaled $51.8 million in 2014, compared to $94.7 million in 2013 and $66.6 million in 2012. Realizations in 2014 included Nekoosa Second Lien Term Loan of $18.1 million, Midstates Notes of $14.1 million; Crossroads Senior Secured Term Loan, ORRI and warrants totaling $10.4 million, Talos Notes of $3.2 million, ATP limited-term ORRI of $4.3 million, and other realizations totaling $1.7 million. Realizations in 2013 included CDF Senior Secured Term Loan and Class B LP units of $29.3 million, Resaca Senior Unsecured Term Loan and common stock of $13.9 million, EP Energy, LLC Senior Notes of $11.3 million, Talos Notes of $10.0 million, ATP limited-term ORRI of $10.8 million, STP Term Loan of $9.7 million, HEH Senior Secured Term Loan of $8.1 million and other realizations totaling $1.6 million. Realizations in 2012 included ATP limited-term ORRI of $16.4 million, EP Energy, LLC Senior Notes of $16.3 million, Tammany ORRI and warrants of $13.0 million, Crestwood Holdings, LLC Senior Secured Term Loan of $8.3 million and other realizations totaling $12.6 million. During 2014, we recorded net sales of U.S. Treasury Bills of $15.4 million, compared to zero in 2013 and net purchases of U.S. Treasury Bills of $46.0 million in 2012.

At December 31, 2014, we had cash and cash equivalents totaling $31.5 million. At December 31, 2014, the amount outstanding under our $72.0 million Third Amended and Restated Revolving Credit Agreement, or the Investment Facility, was $52.0 million and an additional $20.0 million was available for borrowing. We repaid $28.0 million of the balance outstanding under the Investment Facility in January 2015 with cash on hand. At December 31, 2014, the amount outstanding under our $30.0 million Treasury Secured Revolving Credit Agreement, or the Treasury Facility, was $30.0 million, and there was no additional amount available for borrowing. We repaid the entire balance outstanding under the Treasury Facility in January 2015 with proceeds from the sale of U.S. Treasury Bills.

During the year ended December 31, 2014, we paid cash dividends totaling $13.1 million, or $0.64 per share, to our common stockholders compared to $13.3 million, or $0.64 per share, during 2013 and $12.7 million, or $0.59 per share during 2012. In December 2014, we declared a fourth quarter dividend totaling $3.3 million, or $0.16 per share, which was paid in January 2015. We currently intend to continue to distribute, out of assets legally available for distribution and as determined by our Board of Directors, in the form of quarterly dividends, a minimum of 90% of our annual investment company taxable income to our stockholders.

On October 31, 2011, our Board of Directors approved a stock repurchase plan, pursuant to which we may, from time to time, repurchase up to $10.0 million of our common stock in the open market at prices not to exceed net asset value during our open trading periods. Our Board of Directors authorized this plan because it believed that general market trading activity may cause our common stock to be undervalued from time to time. The repurchase program does not obligate us to purchase any shares and may be discontinued at any time. Pursuant to this plan, during 2013, we repurchased an aggregate of 520,889 shares of our common stock in the open market at an average price of $6.49 per share, totaling $3.4 million. During 2012, we repurchased an aggregate of 608,125 shares of our common stock in the open market at an average price of $6.89 per share, totaling $4.2 million. We have not made any repurchases pursuant to the stock repurchase plan since May 2013. In March 2015, our Board of Directors authorized the Company to repurchase up to the remaining $2.4 million of common stock available to be repurchased under this plan. Any such repurchases will be made in accordance with applicable securities laws and regulations that set certain restrictions on the method, timing, price and volume of stock repurchases and certain notice requirements, and no assurance can be given that any particular amount of our common stock will be repurchased under the plan.

We expect to fund our investments and our operations in 2015 from available cash, proceeds from realizations of existing investments and from borrowings under the Investment Facility or a successor credit facility. In the future, we may also fund a portion of our investments with issuances of equity or senior debt securities. We expect our primary use of funds to be investments in portfolio companies, cash distributions to holders of our common stock and payment of fees and other operating expenses.

Commodity Derivative Instruments

We use commodity derivative instruments from time to time to manage our exposure to commodity price fluctuations. We do not designate these instruments as hedging instruments for financial accounting purposes, and, as a result, we recognize the change in the instruments’ fair value currently on the Consolidated Statement of Operations as net increase (decrease) in unrealized appreciation (depreciation) on investments. In December 2011, in connection with our purchase of a limited term ORRI from ATP, we purchased a series of oil put options, expiring in July 2012 through September 2013, to provide insurance against downside price movements. All of our put options had expired as of September 30, 2013. See Note 11 of Notes to Consolidated Financial Statements included elsewhere herein for further description of our put options.

Credit Facilities and Borrowings

On May 23, 2013, we entered into a $72.0 million Investment Facility, which replaced our previous credit facility. The total amounts outstanding under the Investment Facility were $52.0 million and $53.0 million as of December 31, 2014 and 2013, respectively. The Investment Facility was amended September 29, 2014, to permit the appointment of OHA as our investment advisor. Substantially all of our assets except our investments in U.S. Treasury Bills are collateral for the obligations under the Investment Facility. The Investment Facility matures on May 23, 2016, and bears interest, at our option, at either

(i) LIBOR plus 325 to 475 basis points, or (ii) the base rate plus 225 to 375 basis points, both based on our amounts outstanding. As of December 31, 2014, the weighted average interest rate on our outstanding balance of $52.0 million was 3.9%.

On March 31, 2011, we entered into a $30.0 million Treasury Facility, which can only be used to purchase U.S. Treasury Bills. Proceeds from the Treasury Facility facilitate the growth of our investment portfolio and provide flexibility in the sizing of our portfolio investments. The Treasury Facility has been amended from time to time, generally to extend the expiration date and, in some cases, to revise the size of the facility. On September 24, 2014, we entered into a fifth amendment to the Treasury Facility which extended the expiration date to September 24, 2015, reduced the size of the Treasury Facility to $30.0 million, and permitted the appointment of OHA as our investment advisor. Borrowings under the Treasury Facility bear interest, at our option, at either (i) LIBOR plus 150 basis points or (ii) the base rate plus 50 basis points. We have the right at any time to prepay amounts outstanding under the Treasury Facility, in whole or in part, without premium or penalty.

The Investment Facility and Treasury Facility contain affirmative and reporting covenants and certain financial ratio and restrictive covenants. We complied with these covenants throughout 2014 and had no existing defaults or events of default under either facility. The most restrictive covenants, with terms as defined in the credit agreements, are:

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

Dividends

We have elected to operate our business to be taxed as a RIC for federal income tax purposes. As a RIC, we generally are not required to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we distribute to our stockholders as dividends. To maintain our RIC status, we must meet specific source-of-income and asset diversification requirements and distribute annually an amount equal to at least 90% of our “investment company taxable income” (which generally consists of ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, reduced by deductible expenses) and net tax-exempt interest. In order to avoid certain excise taxes imposed on RICs, we must distribute during each calendar year an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our capital gain net income (i.e., realized capital gains in excess of realized capital losses) for the one-year period ending on October 31 of that calendar year, and (3) 100% of any ordinary income or capital gain net income not distributed in prior years on which we did not pay corporate-level federal income taxes. We currently intend to make sufficient distributions to satisfy the annual distribution requirement and to avoid the excise taxes.

Although we currently intend to distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, we may in the future decide to retain such capital gains for investment and designate such retained amount as a deemed distribution.

We determine the tax characteristics of our dividend distributions as of the end of the fiscal year, based on the taxable income for the full year and distributions paid during the year. Taxable income available for distribution differs from consolidated net investment income under GAAP due to (i) temporary and permanent differences in income and expense recognition, (ii) capital gains and losses, (iii) activity at taxable subsidiaries, and (iv) the timing and period of recognition regarding dividends declared in December of one year and paid in January of the following year. We (or the applicable withholding agent) report the tax characteristics of dividends paid annually to each stockholder on Form 1099-DIV after the end of the year.

The tax characteristics of deemed distributions in 2014 represented $7.1 million from ordinary income, $3.5 million from return of capital and none from capital gains. For tax purposes, 100% of the $3.3 million dividend paid on January 9, 2015 was deemed to be distributed in 2015.

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

We have established an “opt out” dividend reinvestment plan, or DRIP plan, for our stockholders. As a result, if we declare a cash dividend, our plan agent automatically reinvests a stockholder’s cash dividend in additional shares of our common stock unless the stockholder, or his or her broker, specifically “opts out” of the dividend reinvestment plan and elects to receive cash dividends.

No action is required on the part of a registered stockholder to have the stockholder’s dividend reinvested in shares of our common stock. The plan administrator will set up an account for shares acquired through the DRIP plan for each stockholder who has not elected to receive dividends in cash, a participant, and hold such shares in non-certificated form. A registered stockholder may terminate participation in the DRIP plan at any time and elect to receive dividends in cash by notifying the plan administrator in writing so that such notice is received by the plan administrator no later than 10 days prior to the record date for dividends to stockholders. Participants may terminate participation in the plan by notifying the plan administrator via its website at www.amstock.com, by filling out the transaction request form located at the bottom of their statement and sending it to the plan administrator at American Stock Transfer & Trust Company, Operations Center, 6201 15th Avenue, Brooklyn, NY 11219 or by calling the plan administrator at 1-800-937-5449.

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

We intend, when permitted by the DRIP plan, to primarily use newly issued shares for reinvested dividends under the DRIP plan. However, we reserve the right to purchase shares in the open market in connection with the DRIP plan. The number of newly issued shares to be issued to a stockholder is determined by dividing the total dollar amount of the dividend payable to such stockholder by the average market price per share of our common stock at the close of regular trading on the exchange or market on which our shares of common stock are listed for the five trading days preceding the valuation date for such dividend. We can not calculate the number of shares of our common stock to be outstanding after giving effect to payment of the dividend until the value per share at which additional shares will be issued has been determined and elections of our stockholders have been tabulated.

We may not use newly issued shares to satisfy our obligations under the DRIP plan if the market price of our shares is less than our net asset value per share. In such event, the cash dividends are paid to the plan administrator who purchases shares in the open market for credit to the accounts of plan participants unless the average of the closing sales prices for the shares for the five days immediately preceding the payment date exceeds 110% of the most recently reported net asset value per share. The allocation of shares to the participants’ plan accounts is based on the average cost of the shares so purchased, including brokerage commissions. The plan administrator will reinvest all dividends and distributions as soon as practicable, but no later than the next ex-dividend date, except to the extent necessary to comply with applicable provisions of the federal securities laws. The plan will not pay interest on any uninvested cash payment.

There are no brokerage charges on newly issued shares or other charges to stockholders who participate in the DRIP plan. We pay the plan administrator’s fees.

We may terminate the DRIP plan upon notice in writing mailed to each participant at least 30 days prior to any record date for the payment of any dividend. When a participant withdraws from the DRIP plan or when the DRIP plan is terminated, the participant will receive a cash payment for any fractional shares of our common stock based on the market price on the date of withdrawal or termination. Participants and interested stockholders should direct all correspondence concerning the DRIP plan to the plan administrator by mail at American Stock Transfer & Trust Company, Operations Center, 6201 15th Avenue, Brooklyn, NY 11219.

The automatic reinvestment of dividends and distributions will not relieve a participant of any income tax liability associated with such dividend or distribution. A U.S. stockholder participating in the DRIP plan will be treated for U.S. federal income tax purposes as having received a dividend or distribution in an equal amount to the cash that the participant could have received instead of shares. The tax basis of such shares will equal the amount of such cash. A participant will not realize any taxable income upon receipt of a certificate for whole shares credited to the participant’s account whether upon the participant’s request for a specified number of shares or upon termination of enrollment in the DRIP plan. Each participant will receive each year from us (or the applicable withholding agent) a Form 1099-DIV with respect to the U.S. federal income tax status of all dividends and distributions during the previous year.

A copy of our dividend reinvestment plan is available on our corporate website, www.ohainvestmentcorporation.com, in the investor relations section.

As of January 9, 2015, the date of our most recent dividend payment, holders of 238,327 shares, or approximately 1.2% of the 20,616,422 outstanding shares, were participants in the DRIP plan. During 2014, we declared dividends totaling $0.64 per common share.

Portfolio Credit Quality

At December 31, 2014, most of our portfolio investments were in negotiated, and often illiquid, securities of middle market businesses, with a concentration in the energy industry. We maintain a system to evaluate the credit quality of these investments. While incorporating quantitative analysis, this system is a qualitative assessment. This system is intended to reflect the overall, long-term performance of a portfolio company’s business, the collateral coverage of an investment, and other relevant factors. Our rating scale ranges from 1 to 7, with 1 being the highest credit quality. Our average portfolio rating on a dollar-weighted fair market value basis was 4.0 and 3.7, as of December 31, 2014 and 2013, respectively. Of the 23 rated investments in 15 portfolio companies as of December 31, 2014, compared to December 31, 2013, 9 declined in rating, 8 retained the same rating and 6 rated investments were added during 2014. Under the direction of OHA, which became our investment advisor on September 30, 2014, we are currently evaluating our current risk rating methodology, and we may revise or replace our risk rating methodology in the future.

As of December 31, 2014, we had three investments on non-accrual status with an aggregate cost and fair value of $20.7 million and $6.0 million, respectively. Our portfolio investments at fair value were approximately 88% and 95% of the related cost basis as of December 31, 2014 and 2013, respectively.

Critical Accounting Policies

Valuation of Investments

The 1940 Act requires the separate identification of investments according to the percentage ownership in a portfolio company’s outstanding voting securities. The percentages and categories are as follows:

•	Control investments — we own more than 25% of a portfolio company’s outstanding voting securities

•	Affiliate investments — we own 5% or more but not more than 25% of a portfolio company’s outstanding voting securities
•	Non-affiliate investments — we own less than 5% of a portfolio company’s outstanding voting securities

We account for all of the investments in our portfolio at fair value, following the provisions of the Financial Accounting Standards Board Accounting Standards Codification “Fair Value Measurements and Disclosures,” or ASC 820. ASC 820 defines fair value, establishes a framework for measuring fair values, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances requirements for fair value measurements.

ASC 820 defines fair value as the price that a seller would receive for an asset or pay to transfer a liability in an orderly transaction between independent, knowledgeable and willing market participants at the measurement date. The fair value definition focuses on exit price in the principal, or most advantageous, market and prioritizes the use of observable market inputs over unobservable entity-specific inputs. On a quarterly basis, the investment team of our investment advisor prepares fair value estimates for all of the investments in our portfolio utilizing the income approach and market approach in accordance with ASC 820 and presents them to a committee of our Board of Directors — the Audit Committee since OHA has been our investment advisor, and the Valuation Committee under our previous investment advisor. The committee recommends fair values of each investment to our Board of Directors, which in good faith determines the final fair value for each investment. We may, at our discretion, retain an independent valuation firm to review any or all of our valuation analyses and fair value recommendations. As of December 31, 2014, our general practice is that we have an independent valuation firm review all Level 3 investments (those whose value is determined using significant unobservable inputs) with recommended fair values in excess of $10 million on a quarterly basis, and review all Level 3 investments with recommended fair values greater than zero at least annually. With respect to our valuations as of December 31, 2014 and 2013, an independent valuation firm reviewed and assisted in valuations representing 70% and 21%, respectively, of the total fair value of our portfolio investments.

Determination of fair values involves subjective judgments and estimates not susceptible to substantiation by auditing procedures. Additionally, under current auditing standards, the notes to our financial statements refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our financial statements. For more information regarding our portfolio valuation policies and procedures, see “Valuation Process” in Part I, Item 1. Business, included elsewhere herein.

We record investments in securities for which market quotations are readily available at such market quotations in our financial statements as of the valuation date. For investments in securities for which market quotations are unavailable, or which have various degrees of trading restrictions, the investment team of our investment advisor prepares valuation analyses and fair value estimates, using the most recently available financial statements, forecasts and, when applicable, comparable transaction data. These valuation analyses rely on estimates of the asset values and enterprise values of portfolio companies issuing securities.

The methodologies for determining asset valuations include estimates based on: the liquidation or sale value of a portfolio company’s assets, the discounted value of expected future net cash flows from the assets and third party valuations of a portfolio company’s assets, such as asset appraisal reports, futures prices and engineering reserve reports of oil and natural gas properties. The investment team of our investment advisor considers some or all of the above valuation methods to determine the estimated asset value of a portfolio company.

The methodologies for determining enterprise valuations include estimates based on: valuations of comparable companies, recent sales of comparable companies, the value of recent investments in the equity securities of a portfolio company and on the methodologies used for asset valuations. The investment team of our investment advisor considers some or all of the above valuation methods to determine the estimated enterprise value of a portfolio company.

The methodologies for determining estimated current market values of comparable securities include estimates based on: recent initial offerings of comparable securities of public and private companies; recent secondary market sales of comparable securities of public and private companies; current market implied interest rates for comparable securities in general; and current market implied interest rates for non-comparable securities in general, with adjustments for such elements as size of issue, terms, and liquidity. The investment team of our investment advisor considers some or all of the above valuation methods to determine the estimated current market value of a comparable security.

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

We invest primarily in illiquid debt investments in small and mid-sized private companies, some of which are in the early stages of development, or are start-up companies in need of growth development capital. There is limited activity, transparency and variable data in the markets in which we invest. In circumstances where there is limited observable price or yield data of similar or comparable securities, we base our considerations on our assessments of the credit trends and underlying performance of our portfolio companies and of the markets in which we invest, relying on the collective judgment of the investment team of our investment advisor and our Board of Directors, which is based on their extensive experience and expertise investing in public and private securities markets.

Equity Securities:  We record our investments in preferred and common equity securities (including warrants or options to acquire equity securities) for which no market prices are available at fair value based on our pro rata share of the residual equity value available after deducting all outstanding debt and other obligations, as applicable, from the estimated enterprise value of the portfolio company. To estimate the enterprise value of the portfolio company, we analyze the discounted cash flows of the portfolio company and indicative pricing (on an EBITDA multiple, proved reserve and/or units-of-production basis, as appropriate) in recent comparable market transactions as mentioned above, adjusted for lack of marketability due to the illiquid nature or other restrictions on the sale of the security. In most cases, we may compute an average of the calculated values of our share of the residual equity value (using multiple approaches or various assumptions) in determining the fair value of the equity security to be reported in our financial statements. Estimating a company’s enterprise value involves judgment, and residual equity values can be relatively volatile based on changes in market conditions, the company’s financial performance and outlook, and other factors. Fair value determinations using market comparables can be sensitive to significant changes in the inputs. A significant increase (decrease) in the reserve multiple, or a significant decrease (increase) in the discount for lack of marketability, for a particular equity security may result in a higher (lower) fair value for that security.

In some cases, where we deem recent or pending financing or recapitalization transactions involving the portfolio company to be more indicative of enterprise value, we use such recent transactions to value the enterprise, in lieu of the discounted cash flow or market comparables. In addition, in cases where we deem appropriate, we may utilize an option pricing method, or OPM, to value the various preferred stock, common stock and warrants we have in companies with complex capital structures. The OPM treats preferred stock, common stock and warrants as call options on the enterprise value, with exercise prices based on liquidation preference of the security. The OPM commonly uses the Black-Scholes model to price the call option and considers the various terms of the stockholder agreements upon liquidation of the enterprise. In addition, the OPM implicitly considers the effect of the liquidation preference as of a future liquidation date, not as of the valuation date.

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

Contingent Earn-Out:  Our contingent earn-out investment resulted from the sale of our investment in Alden to Globe in July 2011. The amount of the payment, up to $6.8 million, is based on a formula involving the number of clean tons produced multiplied by the difference between the company’s cost of production in 2010 and the cost of production during the optimal consecutive twelve-month period during the three-year period ended July 2014. The reporting and review mechanism to conclude the ultimate value of the earn-out has not yet been completed. Globe has informally advised us that the company’s relative cost of production has not improved since July 2011, so we have recorded the value of the earn-out at zero.

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

Securities Transactions, Interest and Dividend Income Recognition

We account for all securities transactions on a trade-date basis, and we accrete premiums and discounts into interest or dividend income using the effective interest method. In conjunction with the acquisition of debt securities, we may receive detachable warrants, other equity securities or property interests such as overriding royalty interests. We record these interests separately from the debt securities at their initial fair value, with a corresponding amount recorded as a discount to the associated debt security. These original issue discounts, as well as market discounts or premiums, are capitalized and amortized into interest income over the life of the respective security using the effective interest method. The amortized cost of investments represents the original cost adjusted for the amortization of discounts and premiums and upfront loan origination fees.

We record interest income, adjusted for amortization of premiums or discounts, on an accrual basis to the extent that we expect to collect such amounts. We recognize dividend income on the ex-dividend date. When collectability of interest or dividends is no longer probable, we place the investment on non-accrual status and evaluate any existing interest or dividend receivable balances to determine if a reserve or write-off is necessary. We assess the collectability of the interest and dividends on many factors, including the portfolio company’s ability to service its debt based on current and projected cash flows as well as the current valuation of the portfolio company’s assets.

We defer the recognition of upfront loan origination fees, and amortize them into interest income over the life of the security using the effective interest method. Upon the prepayment of a loan or debt security, we record any unamortized loan origination fees as interest income and we record any unamortized market premium or discount as a realized gain or loss on the investment.

We record interest income from investments in CLO residual interests based upon an estimate of an effective yield to expected maturity using anticipated cash flows with any remaining amount recorded to the cost basis of the investment. We monitor the anticipated cash flows from our CLO residual interest investments and adjust our effective yield periodically as needed on a prospective basis.

We recognize income from overriding royalty interests as received, and we amortize the cost of the recorded assets using the units of production method.

Payment-in-Kind Interest and Dividends

We occasionally have investments in our portfolio that contain payment-in-kind, or PIK, interest or dividend provisions. We compute PIK interest income or PIK dividend income at the contractual rate specified in each investment agreement, and we add that amount to the principal balance of the investment. For investments with PIK interest or PIK dividends, we calculate our income accruals on the principal balance plus any PIK amounts. If the portfolio company’s projected cash flows, further supported by total enterprise value, are not sufficient to cover the contractual principal and interest or dividend amounts, as applicable, we do not accrue PIK interest income or PIK dividend income on the investment. To maintain our RIC status, we must pay out this non-cash source of income to stockholders in the form of dividends, even though we have not yet collected the cash. We recorded net PIK interest income of $1.0 million, $1.6 million and $2.6 million in 2014, 2013 and 2012, respectively. We did not record any PIK dividend income in 2014, 2013 or 2012.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

We calculate realized capital gains on a security as the excess of the net amount realized from the sale or other disposition of such security over the amortized cost for the security. We calculate realized capital losses on a security as the amount by which the net amount realized from the sale or other disposition of such security is less than the amortized cost of such security. We consider unamortized fees, prepayment premiums and investments charged off during the year, net of recoveries, and we do not include previously recognized unrealized appreciation or depreciation.

We calculate unrealized appreciation or depreciation on a security as the amount by which the fair value of such security exceeds or is less than the amortized cost of such security, as applicable. Net unrealized appreciation or depreciation for the period reflects the change in estimated portfolio investment values during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when we realize the capital gains or losses upon redemption.

We do not account for our commodity derivative instruments, if any, as hedging instruments for financial accounting purposes. Net unrealized appreciation or depreciation reflects the change in fair values during the reporting period including the reversal of previously recorded unrealized appreciation or depreciation when we realize the settled gains or losses.

Contractual Obligations and Off-Balance Sheet Arrangements

The following table summarizes our contractual payment obligations at December 31, 2014 (in thousands):

Revolving credit facilities(1):	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Investment Facility	$52,000	$—	$52,000	$—	$—
Treasury Facility	30,000	30,000	—	—	—
Total	$82,000	$30,000	$52,000	$—	$—

(1)	Excludes accrued interest amounts.

We have certain unused commitments to extend credit to our portfolio companies. Generally, these commitments have fixed expiration dates, and we do not expect to fund the entire amounts before they expire. Therefore, these commitment amounts do not necessarily represent future cash requirements, and we do not report the unused portions of these commitments on our Consolidated Balance Sheets. Our unused credit commitments as of December 31, 2014 and 2013 were $0.3 million and $3.3 million, respectively.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Our business activities contain elements of risk. We consider the principal market risks to be: credit risk, risks related to the energy industry, illiquidity of individual investments in our investment portfolio, leverage risk, risks related to fluctuations in interest rates and commodity price risk.

Credit risk is the principal market risk associated with our business. Credit risk originates from the fact that some of our portfolio companies may become unable or unwilling to fulfill their contractual payment obligations to us and may eventually default on those obligations. These contractual payment obligations arise under the debt securities and other investments that we hold. They include payment of interest, principal, dividends, royalties, fees and payments under guarantees and similar instruments. Our investment advisor endeavors to mitigate and manage credit risk through the analysis, structure and requirements of our investments. Prior to making an investment, our investment advisor evaluates it under a variety of scenarios to understand its sensitivity to changes in critical variables and assumptions and to assess its potential credit risk. Our investment advisor attempts to structure our investments to mitigate credit risk, and generally requires routine reporting, periodic appraisal of asset values, and financial covenants designed to minimize and detect developing credit issues.

Historically, we have concentrated our investments in the securities of companies that operate in the energy industry. This industry is replete with risks that may affect individual companies or may systemically affect virtually our entire energy-related investment portfolio. The revenues, income or losses, cash flow available for debt service or distribution, and valuations of energy companies can be significantly impacted by any one or more of the following factors: commodity pricing risk, regulatory risk, production risk, demand risk, depletion and exploration risk, weather risk, operational risk, competition risk, valuation risk, financing risk and climate change. Elaboration of these risks is provided in “Item 1A. Risk Factors — The energy industry is subject to many risks.” Through our credit risk management process, we endeavor to mitigate and manage these risks as they relate to individual portfolio companies and, by extension, to our entire portfolio of investments. However, we cannot be assured that our investment advisor’s efforts to mitigate and manage credit risk and the risks associated with the energy industry will successfully insulate us from any and all losses, either at the level of individual portfolio companies or, more broadly, for our entire energy-related investment portfolio.

We primarily invest in illiquid debt and other securities of small and mid-sized private companies. In some cases these investments include additional equity components. Our investments generally have no established trading market or are generally subject to restrictions on resale. The illiquidity of our investments may adversely affect our ability to dispose of debt and equity securities at times when it may be otherwise advantageous for us to liquidate such investments (for example, for management of the various diversification requirements we are subject to as a BDC and as a RIC, or for management of liquidity or credit risk). The proceeds realized from such liquidation would likely be significantly less than the long-term value of the liquidated investments.

We use a combination of long-term and short-term borrowings to supplement our equity capital to finance our investing activities. These borrowings rank senior in our capital structure to interests of our stockholders and, thus, have a senior claim on earnings and cash flows generated by our investment portfolio. To the extent that we are able to invest borrowed money at rates in excess of the cost of borrowing, we will generate greater returns on our equity capital than would have been the case without leverage. However, if we have losses in our investment portfolio, we must first service or repay the borrowings. This would potentially subject our stockholders to the risk of greater loss than would have been the case without leverage. Elaboration of the risks associated with the issue of senior securities is provided in “Item 1A. Risk Factors.”

Another facet of utilizing borrowed money to make investments is that our net investment income is dependent upon the difference, or spread, between the rate at which we borrow funds and the interest rate or effective yield at which we invest those funds. For example, a hypothetical 1% increase in the interest rate under our Investment Facility, when fully drawn, would result in a $0.7 million, or $0.03 per share, increase in our interest expense. As of December 31, 2014, excluding investments in U.S. Treasury Bills, approximately 63% of our portfolio investments at fair value in our portfolio were at fixed rates, while approximately 37% were at variable rates. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of OHA Investment Corporation

We have audited the accompanying consolidated balance sheets of OHA Investment Corporation, including the consolidated schedules of investments, as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in net assets, cash flows, and the financial highlights for each of the three years in the period ended December 31, 2014. The consolidated financial highlights for the years ended December 31, 2011 and 2010 were audited by predecessor auditors whose report dated March 9, 2012 expressed an unqualified opinion on those financial highlights. Our audits also included the financial statement schedule listed in the Index at Item 15(a), Schedule 12 – 14 Schedule of Investments In and Advances to Affiliates. These financial statements, financial highlights, and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements, financial highlights, and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and financial highlights. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of December 31, 2014 and 2013 by correspondence with the custodian and brokers or by other appropriate auditing procedures where replies from brokers were not received. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the consolidated financial position of OHA Investment Corporation at December 31, 2014 and 2013, and the consolidated results of its operations, changes in net assets, cash flows and financial highlights for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), OHA Investment Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated (1992 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas
March 12, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of OHA Investment Corporation

We have audited OHA Investment Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 1992 Framework (the COSO criteria). OHA Investment Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, OHA Investment Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of OHA Investment Corporation, including the consolidated schedules of investments, as of December 31, 2014 and 2013 and the related consolidated statements of operations, changes in net assets, cash flows and financial highlights for each of the three years in the period ended December 31, 2014, and our report dated March 12, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas
March 12, 2015

OHA INVESTMENT CORPORATION

CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Amounts)

	December 31, 2014	December 31, 2013
Assets
Investments in portfolio securities at fair value
Control investments (cost: $28,661 and $27,459, respectively)	$6,275	$24,218
Affiliate investments (cost: $17,986 and $17,510, respectively)	17,430	17,043
Non-affiliate investments (cost: $153,100 and $176,988, respectively)	152,458	170,110
Total portfolio investments (cost: $199,747 and $221,957, respectively)	176,163	211,371
Investments in U.S. Treasury Bills at fair value (cost: $30,600 and $46,000, respectively)	30,600	46,000
Total investments	206,763	257,371
Cash and cash equivalents	31,455	29,298
Accounts receivable and other current assets	316	464
Interest receivable	2,090	2,397
Deferred loan costs and other prepaid assets	1,551	3,093
Total current assets	35,412	35,252
Total assets	$242,175	$292,623
Liabilities and net assets
Current liabilities
Accounts payable and accrued expenses	$1,908	$1,313
Management fees payable	695	1,387
Dividends payable	3,299	3,280
Income taxes payable	109	91
Short-term debt	30,000	45,000
Total current liabilities	36,011	51,071
Long-term debt	52,000	53,000
Total liabilities	88,011	104,071
Commitments and contingencies (Note 7)
Net assets
Common stock, $.001 par value, 250,000,000 shares authorized; 20,616,422 and 20,499,188 shares issued and outstanding	21	20
Paid-in capital in excess of par	244,473	247,759
Undistributed net investment income (loss)	(4,565)	(583)
Undistributed net realized capital gain (loss)	(65,298)	(51,176)
Net unrealized appreciation (depreciation) on investments	(20,467)	(7,468)
Total net assets	154,164	188,552
Total liabilities and net assets	$242,175	$292,623
Net asset value per share	$7.48	$9.20

(See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)

	For The Year Ended December 31,
	2014	2013	2012
Investment income
Interest income:
Control investments	$1,404	$2,012	$—
Affiliate investments	2,311	5,094	1,728
Non-affiliate investments	14,098	16,702	18,638
Dividend income:
Non-affiliate investments	4,002	3,988	1,917
Royalty income, net of amortization:
Control investments	90	48	—
Non-affiliate investments	65	43	523
Other income	149	25	563
Total investment income	22,119	27,912	23,369
Operating expenses
Interest expense and bank fees	2,082	3,195	2,018
Management and incentive fees	4,602	5,989	4,580
Costs related to strategic alternatives review	6,040	644	—
Professional fees, net of legal fees of $1,591, $3,205 and $0, respectively, related to ATP bankruptcy (See Note 7)	1,301	1,305	1,098
Insurance expense	550	719	721
Other general and administrative expenses	4,237	3,393	3,143
Total operating expenses	18,812	15,245	11,560
Income tax provision, net	109	91	46
Net investment income	3,198	12,576	11,763
Net realized capital gain (loss) on investments
Control investments	(325)	(464)	(143)
Affiliate investments	95	(3,336)	(21,758)
Non-affiliate investments	(12,198)	1,592	4,535
Benefit (provision) for taxes on realized gain (loss)	(2)	(53)	(461)
Total net realized capital gain (loss) on investments	(12,430)	(2,261)	(17,827)
Net unrealized appreciation (depreciation) on investments
Control investments	(19,144)	(3,709)	350
Affiliate investments	(90)	2,661	20,604
Non-affiliate investments	6,235	(5,398)	2,452
Benefit (provision) for taxes on unrealized appreciation (depreciation) on investments	—	1	9
Total net unrealized appreciation (depreciation) on investments	(12,999)	(6,445)	23,415
Net increase (decrease) in net assets resulting from operations	$(22,231)	$3,870	$17,351
Net increase (decrease) in net assets resulting from operations per common share	$(1.08)	$0.19	$0.81
Dividends declared per common share	$0.64	$0.64	$0.57
Weighted average shares outstanding – basic and diluted	20,529	20,698	21,429

(See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(In Thousands, Except Per Share Data)

	For The Year Ended December 31,
	2014	2013	2012
Increase (decrease) in net assets from operations
Net investment income	$3,198	$12,576	$11,763
Net realized capital gain (loss) on investments	(12,430)	(2,261)	(17,827)
Net unrealized appreciation (depreciation) on investments	(12,999)	(6,445)	23,415
Net increase (decrease) in net assets resulting from operations	(22,231)	3,870	17,351
Distributions to common stockholders
Distributions from net investment income	(9,692)	(13,203)	(12,158)
Return of capital	(3,465)	—	—
Net decrease in net assets from distributions	(13,157)	(13,203)	(12,158)
Capital transactions
Acquisition of common stock under repurchase plan	—	(3,381)	(4,193)
Issuance of common stock to affiliate	1,000	—	—
Net increase (decrease) in net assets from capital transactions	1,000	(3,381)	(4,193)
Net increase (decrease) in net assets	(34,388)	(12,714)	1,000
Net assets, beginning of year	188,552	201,266	200,266
Net assets, end of year	$154,164	$188,552	$201,266
Net asset value per common share at end of period	$7.48	$9.20	$9.57
Common shares outstanding at end of period	20,616	20,499	21,020

(See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	For The Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(22,231)	$3,870	$17,351
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Payment-in-kind interest	(1,158)	(1,636)	(2,571)
Net amortization of premiums, discounts and fees	(1,203)	(757)	(1,362)
Net realized capital (gain) loss on investments	12,428	2,208	17,366
Net unrealized depreciation (appreciation) on investments	12,999	6,446	(23,406)
Net deferred income tax provision (benefit)	—	(1)	(9)
Effects of changes in operating assets and liabilities:
Accounts receivable and other current assets	148	268	710
Interest receivable	307	(521)	(1,084)
Prepaid assets	1,542	(644)	271
Payables and accrued expenses	(79)	(401)	780
Purchase of investments in portfolio securities	(39,681)	(98,690)	(125,204)
Proceeds from redemption of investments in portfolio securities	51,823	94,667	66,620
Purchase of investments in U.S. Treasury Bills	(171,571)	(183,999)	(102,198)
Proceeds from redemption of investments in U.S. Treasury Bills	186,971	184,000	56,202
Net cash provided by (used in) operating activities	30,295	4,810	(96,534)
Cash flows from financing activities
Borrowings under revolving credit facilities	340,000	409,500	201,313
Repayments on revolving credit facilities	(356,000)	(416,000)	(146,813)
Acquisition of common stock under repurchase plan	—	(3,381)	(4,193)
Proceeds from sale of common stock to affiliate	1,000	—	—
Dividends paid	(13,138)	(13,286)	(12,688)
Net cash provided by (used in) financing activities	(28,138)	(23,167)	37,619
Net increase (decrease) in cash and cash equivalents	2,157	(18,357)	(58,915)
Cash and cash equivalents, beginning of period	29,298	47,655	106,570
Cash and cash equivalents, end of period	$31,455	$29,298	$47,655
Supplemental Disclosures:
Cash paid for interest	$607	$1,940	$795
Cash paid for taxes, net of refunds	98	568	67

(See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2014
(In Thousands, Except Share Amounts and Percentages)

Portfolio Company	Industry Segment	Investment(1)	Principal	Cost	Fair Value(2)
PORTFOLIO INVESTMENTS
Control Investments – (More than 25% owned)
Contour Highwall Holdings, LLC	Coal Mining	Senior Secured Term Loan (12%, due 10/14/2015)(6)(14)	$10,757	$10,778	$4,500
		800 Membership Units representing 80% of the common equity(10)		—	—
Spirit Resources, LLC	Oil & Natural Gas Production and Development	Tranche A – Senior Secured Term Loan (The greater of 8% or LIBOR + 4%, due 4/28/2015)(6)(16)	5,500	5,464	1,450
		Tranche B – Senior Secured Term Loan (The greater of 15% PIK or LIBOR + 11%, due 10/28/2015)(6)	4,409	4,409	—
		80,000 Preferred Units representing 100% of the outstanding equity		8,000	—
		3% Overriding Royalty Interest		10	325
Subtotal Control Investments – (More than 25% owned)				$28,661	$6,275
Affiliate Investments – (5% to 25% owned)
OCI Holdings, LLC	Home Health Services	Subordinated Note (The greater of 12% or LIBOR + 11% cash plus 3% PIK, due 8/15/2018)(13)	$15,700	$15,486	$15,700
		OHA/OCI Investments, LLC Class A Units representing 20.8% diluted ownership of OCI Holdings, LLC		2,500	1,730
Subtotal Affiliate Investments – (5% to 25% owned)				$17,986	$17,430
Non-affiliate Investments – (Less than 5% owned)
Castex Energy 2005, LP	Oil & Natural Gas Production and Development	Redeemable Preferred LP Units (current pay 8% cash, due 7/1/2016)(9)	$50,000	$50,021	$54,906
ATP Oil & Gas Corporation/ Bennu Oil & Gas, LLC	Oil & Natural Gas Production and Development	Limited Term Royalty Interest (Notional rate of 13.2%)(15)		26,767	23,700
Shoreline Energy, LLC	Oil & Natural Gas Production and Development	Second Lien Term Loan (The greater of 10.25% or LIBOR + 9%, or the greater of 10.25% or Prime + 8%, due 3/30/2019)	13,417	13,071	11,985
Talos Production, LLC	Oil & Natural Gas Production and Development	Senior Unsecured Notes (9.75%, due 2/15/2018)(3)	12,000	11,951	10,920
Citadel Plastics Holdings, Inc.	Chemicals	Second Lien Term Loan (The greater of 9% or LIBOR + 8%, due 11/5/2021)(3)	10,000	9,901	9,900

(See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2014
(In Thousands, Except Share Amounts and Percentages)
(Continued)

Portfolio Company	Industry Segment	Investment(1)	Principal	Cost	Fair Value(2)
Non-affiliate Investments – (Less than 5% owned) — Continued
Appriss Holdings, Inc.	Information Services	Second Lien Term Loan (The greater of 9.25% or LIBOR + 8.25%, due 5/21/2021)	$10,000	$9,852	$9,850
WP Mustang (Electronic Funds Services, LLC)	Financial Services	Second Lien Term Loan (The greater of 8.5% or LIBOR + 7.5%, due 5/29/2022)(3)	10,000	9,826	9,675
KOVA International, Inc.	Medical Supplies Manufacturing and Distribution	Senior Subordinated Notes (12.75%, due 8/15/2018)	9,000	8,867	9,000

Gramercy Park CLO Ltd.(5)	Financial Services	Subordinated Notes, Residual Interest (11.95%, based on cost, due 7/17/2023)(3)	9,000	7,014	7,110
Huff Energy Holdings, Inc.	Oil & Natural Gas Production and Development	Senior Secured Term Loan (The greater of 12.5% or LIBOR + 8.5%, due 11/20/2015)	5,320	5,278	5,320
		3% Overriding Royalty Interest(11)		42	46
		Warrants(12)		42	46
Globe BG, LLC	Coal Production	Contingent earn-out related to July 2011 sale of royalty interests in Alden Resources, LLC(8)		—	—
Myriant Corporation	Alternative Fuels and Specialty Chemicals	131,741 shares of common stock, representing 0.56% of the outstanding common shares		419	—
		Warrants(7)		49	—
Subtotal Non-affiliate Investments – (Less than 5% owned)				$153,100	$152,458
Subtotal Portfolio Investments (85.2% of total investments)				$199,747	$176,163
GOVERNMENT SECURITIES
U.S. Treasury Bills(4)			$30,600	$30,600	$30,600
Subtotal Government Securities (14.8% of total investments)				$30,600	$30,600
TOTAL INVESTMENTS				$230,347	$206,763

(See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2014
(Continued)

NOTES TO CONSOLIDATED SCHEDULE OF INVESTMENTS

(1)	All of our portfolio investments are pledged as collateral for obligations under our Investment Facility. Our investments in U.S. Treasury Bills are pledged as collateral for obligations under our Treasury Facility. See Note 3 of Notes to Consolidated Financial Statements. Percentages represent interest rates in effect at the end of the period and due dates represent the contractual maturity dates. Warrants, common stocks, units and earn-outs are non-income producing securities, unless otherwise stated.
(2)	Our Board of Directors determines, in good faith, the fair value of our investments. Fair value is determined using unobservable inputs (Level 3 hierarchy), unless otherwise stated.
(3)	Fair value is determined using prices with observable market inputs (Level 2 hierarchy). See Note 10 of Notes to Consolidated Financial Statements.
(4)	Fair value is determined using prices for identical securities in active markets (Level 1 hierarchy). See Note 10 of Notes to Consolidated Financial Statements.
(5)	We have determined that this investment is not a “qualifying asset” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. We monitor the status of these assets on an ongoing basis.
(6)	Non-accrual status.
(7)	Myriant Corporation warrants expire on August 15, 2015 and provide us the right to purchase 32,680 shares of Myriant Corporation common stock at a purchase price of $10.00 per share.
(8)	Contingent payment of up to $6.8 million is dependent upon Alden Resources, LLC’s ability to achieve certain sales volume and operating efficiency levels during the three-year period ended July 2014. The reporting and review mechanism to conclude the ultimate value of the earn-out has not yet been completed. Globe BG, LLC has informally advised us that the company’s relative cost of production has not improved since July 2011.
(9)	Upon redemption, we will receive the outstanding face amount plus an option to elect to receive either: a) a cash payment resulting in a total 12% internal rate of return (inclusive of the 8% cash distributions) or b) our pro rata share of 2% of the outstanding regular limited partner interests in Castex Energy 2005, LP (0.67% net to us).
(10)	The fair value of our Contour Highwall Holdings, LLC, or Contour, membership units also includes the value attributable to our ownership of 8,000 shares of common stock of Bundy Auger Mining, Inc., an affiliate of Contour.
(11)	Huff Energy Holdings, Inc., or HEH, overriding royalty interests are effective the earlier of repayment in full of the Term Loan or the maturity date of the Term Loan. HEH has the right to purchase the overriding royalty interests on, or before, the maturity date of the Term Loan for $50,000, provided that the Term Loan is repaid by the maturity date.
(12)	HEH warrants expire seven years after repayment of the Term Loan and entitle us to purchase 30% of the outstanding equity at $0.01 per share. HEH has the right to purchase these warrants on, or before, the maturity date of the Term Loan for $50,000, provided that the Term Loan is repaid by the maturity date.
(13)	Effective July 9, 2014, we executed a third amendment to our credit agreement with OCI Holdings, LLC, or OCI, to amend certain covenant limits in exchange for increases in OCI’s interest to the greater of 12% or LIBOR plus 11% cash, plus 3% payment-in-kind, or PIK.
(14)	Contour has not made its September through December 2014 interest payments on the Senior Secured Term Loan.
(15)	For more information, please refer to the discussion of the ATP litigation under the heading “Legal Proceedings” in Note 7 to the Consolidated Financial Statements.
(16)	Spirit Resources, LLC, or Spirit, has not made its November or December 2014 interest payments on the Tranche A Senior Secured Term Loan.

(See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2013
(In Thousands, Except Share Amounts and Percentages)

Portfolio Company	Industry Segment	Investment(1)	Principal	Cost	Fair Value(2)
PORTFOLIO INVESTMENTS
Control Investments – Majority Owned (50% or more owned)
Contour Highwall Holdings, LLC(8)	Coal Mining	Senior Secured Term Loan (12%, due 10/14/2015)	$10,344	$10,379	$10,344
		800 Membership Units representing 80% of the common equity(11)		—	836
Spirit Resources, LLC	Oil & Natural Gas Production and Development	Tranche A – Senior Secured Term Loan (The greater of 8% or LIBOR + 4%, due 4/28/2015)	5,500	5,406	5,500
		Tranche B – Senior Secured Term Loan (The greater of 15% PIK or LIBOR + 11%, due 10/28/2015)	3,664	3,664	3,664
		80,000 Preferred Units representing 100% of the outstanding equity		8,000	3,356
		3% Overriding Royalty Interest		10	518
Subtotal Control Investments – Majority Owned (50% or more owned)				$27,459	$24,218
Affiliate Investments – (5% to 25% owned)
OCI Holdings, LLC	Home Health Services	Subordinated Note (The greater of 11% or LIBOR + 10% cash plus 2% PIK, due 8/15/2018)	$15,268	$15,010	$15,268
		NGP/OCI Investments, LLC Class A Units representing 24.07% ownership of OCI Holdings, LLC		2,500	1,775
Subtotal Affiliate Investments – (5% to 25% owned)				$17,510	$17,043
Non-affiliate Investments – (Less than 5% owned)
ATP Oil & Gas Corporation	Oil & Natural Gas Production and Development	Limited Term Royalty Interest (Notional rate of 13.2%)(5)		$28,704	$28,966
Castex Energy 2005, LP	Oil & Natural Gas Production and Development	Redeemable Preferred LP Units (current pay 8% cash, due 7/1/2016)(10)	$50,000	50,034	52,760
Chroma Exploration & Production, Inc.	Oil & Natural Gas Production and Development	13,051 Shares Series A Participating Convertible Preferred Stock(6)		2,222	—
		11,918 Shares Series AA Participating Convertible Preferred Stock(6)		2,090	21
		8.11 Shares Common Stock		—	—
Crossroads Energy Development, LLC	Oil & Natural Gas Production and Development	Senior Secured Term Loan (The greater of 11.5% or LIBOR + 10.5%, due 5/24/2016)	8,975	8,463	8,975

(See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2013
(In Thousands, Except Share Amounts and Percentages)
(Continued)

Portfolio Company	Industry Segment	Investment(1)	Principal	Cost	Fair Value(2)
Non-affiliate Investments – (Less than 5% owned) – (continued)
		2% Overriding Royalty Interest		$166	$546
		Warrants(12)		237	796
Globe BG, LLC	Coal Production	Contingent earn-out related to July 2011 sale of royalty interests in Alden Resources, LLC(9)		—	—
GMX Resources, Inc.	Oil & Natural Gas Production and Development	Senior Secured Second-Priority Notes (9%, due 3/2/2018)(6)(15)	$12,661	9,452	70
Huff Energy Holdings, Inc.	Oil & Natural Gas Production and Development	Senior Secured Term Loan (The greater of 12.5% or LIBOR + 8.5%, due 11/20/2015)	7,000	6,916	7,000
		3% Overriding Royalty Interest(13)		42	42
		Warrants(14)		42	42
KOVA International, Inc.	Medical Supplies Manufacturing and Distribution	Senior Subordinated Notes (12.75%, due 8/15/2018)	9,000	8,841	9,000
Midstates Petroleum Company	Oil & Natural Gas Production and Development	Senior Unsecured Notes (10.75%, due10/1/2020)(3)(5)	13,000	13,367	14,137
Myriant Corporation	Alternative Fuels and Specialty Chemicals	131,741 shares of common stock, representing 0.56% of the outstanding common shares		419	640
		Warrants(7)		49	30
Nekoosa Coated Products Holdings, Inc.	Coated Paper Products Manufacturing and Distribution	Second Lien Term Loan (13% cash plus 2% PIK, due 10/22/2018)	17,748	17,427	17,748
Shoreline Energy, LLC	Oil & Natural Gas Production and Development	Second Lien Term Loan (The greater of 10.25% or LIBOR plus 9%, or the greater of 10.25% or Prime plus 8%, due 3/27/2019)	14,000	13,594	14,000
Talos Production, LLC	Oil & Natural Gas Production and Development	Senior Unsecured Notes (9.75%, due 2/15/2018)(3)	15,000	14,923	15,337
Subtotal Non-affiliate Investments – (Less than 5% owned)				$176,988	$170,110
Subtotal Portfolio Investments (82.1% of total investments)				$221,957	$211,371
GOVERNMENT SECURITIES
U.S. Treasury Bills(4)			$46,000	$46,000	$46,000
Subtotal Government Securities (17.9% of total investments)				$46,000	$46,000
TOTAL INVESTMENTS				$267,957	$257,371

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
December 31, 2014

Note 1: Organization and Recent Developments

These consolidated financial statements present the financial position, results of operations and cash flows of OHA Investment Corporation and its consolidated subsidiaries. The terms “we,” “us,” “our” and “OHAI” refer to OHA Investment Corporation and its consolidated subsidiaries. We are a specialty finance company whose investment objective is to generate both current income and capital appreciation primarily through debt investments, some of which include equity components. We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company, or a BDC, under the Investment Company Act of 1940, or the 1940 Act. For federal income tax purposes we operate so as to be treated as a regulated investment company, or a RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. We have several direct and indirect subsidiaries that are single member limited liability companies and wholly-owned limited partnerships established to hold certain portfolio investments or provide services to us in accordance with specific rules prescribed for a company operating as a RIC. We consolidate the financial results of our wholly-owned subsidiaries for financial reporting purposes, and we do not consolidate the financial results of our portfolio companies.

On September 30, 2014, our stockholders approved the appointment of Oak Hill Advisors, L.P., or OHA, as our investment advisor, replacing NGP Investment Advisor, LP, which had been our investment advisor since our inception. In connection with this change in investment advisor, we changed our name from NGP Capital Resources Company to OHA Investment Corporation, or OHAI. OHA is a registered investment adviser under the Investment Advisers Act of 1940. OHA acts as our investment advisor and administrator pursuant to an investment advisory agreement and an administration agreement, respectively, each dated as of September 30, 2014, which we refer to as the Investment Advisory Agreement and the Administration Agreement, respectively (see Note 5).

In connection with the transactions surrounding the appointment of OHA as our investment advisor, and the related process of evaluating strategic alternatives, we incurred costs totaling $6.0 million, or $0.29 per share, during 2014, including $3.4 million of retention payments to employees of our former administrator pursuant to retention agreements entered into in September 2013 allocated to us under the terms of the administration agreement with NGP Administration, LLC, $1.1 million for a “tail” insurance policy covering our former directors and officers, and $1.5 million of legal and investment banking advisory fees. We also incurred an additional $0.6 million, or $0.03 per share, of legal and consulting costs related to the strategic alternatives review during the fourth quarter of 2013. Thus, the total cost incurred related to the strategic review process was $6.7 million, or $0.32 per share.

Note 2: Accounting Policies

These consolidated financial statements include the accounts of OHAI and its subsidiaries. We eliminate all significant intercompany accounts and transactions. We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP, and pursuant to the requirements for reporting on Form 10-K and Regulation S-X, as appropriate. Our consolidated financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of our financial position, results of operations and cash flows. We do not consolidate portfolio company investments, including those in which we have a controlling interest.

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

OHA INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 2: Accounting Policies  – (continued)

Cash and Cash Equivalents

Cash and cash equivalents include short-term, liquid investments with an original maturity of three months or less in accounts such as demand deposit accounts, money market accounts, certain overnight investment sweep accounts and money market fund accounts. We record cash and cash equivalents at cost, which approximates fair value.

Deferred Loan Costs and Other Prepaid Assets

Deferred loan costs include up-front bank fees and related legal fees associated with the establishment of our credit facilities (see Note 3). Deferred loan costs are amortized to interest expense on a straight-line basis over the term of the related credit facility. Prepaid assets consist of premiums paid for directors’ and officers’ liability insurance with policy terms of one year and broker fees and commissions associated with the establishment of such policies. We amortize such premiums and fees on a straight-line basis over the term of the policy. Prepaid assets as of December 31, 2013 also include registration costs related to our shelf registration statement filing. These costs were expensed in April 2014, when the shelf registration statement expired.

Concentration of Credit Risk

We place our cash and cash equivalents with financial institutions and, at times, cash held in checking or money market accounts may exceed the Federal Deposit Insurance Corporation insured limit.

The majority of our investments and interest receivable are with companies involved in the energy industry or in energy-related businesses.

Valuation of Investments

The 1940 Act requires the separate identification of investments according to the percentage ownership in a portfolio company’s outstanding voting securities. The percentages and categories are as follows:

•	Control investments — we own more than 25% of a portfolio company’s outstanding voting securities
•	Affiliate investments — we own 5% or more but not more than 25% of a portfolio company’s outstanding voting securities
•	Non-affiliate investments — we own less than 5% of a portfolio company’s outstanding voting securities

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

On a quarterly basis, the investment team of our investment advisor prepares fair value estimates for all of the assets in our portfolio utilizing the income approach and market approach in accordance with ASC 820 and presents them to a committee of our Board of Directors — the Audit Committee since OHA has been our investment advisor, and the Valuation Committee under our previous investment advisor. The committee recommends fair values of each investment to our Board of Directors, which in good faith determines the final fair value for each investment. We may, at our discretion, retain an independent valuation firm to review any or all of our valuation analyses and fair value recommendations. As of December 31, 2014, our general practice is that we have an independent valuation firm review all Level 3 investments (those whose value is determined using significant unobservable inputs) with recommended fair values in excess of $10 million on a

OHA INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 2: Accounting Policies  – (continued)

quarterly basis, and review all Level 3 investments with recommended fair values greater than zero at least annually. With respect to our valuations as of December 31, 2014 and 2013, an independent valuation firm reviewed and assisted in valuations representing 70% and 21%, respectively, of the total fair value of our portfolio investments.

We record investments in securities for which market quotations are readily available at such market quotations in our financial statements as of the valuation date. For investments in securities for which market quotations are unavailable, or which have various degrees of trading restrictions, the investment team of our investment advisor prepares valuation analyses and fair value estimates, using the most recently available financial statements, forecasts and, when applicable, comparable transaction data. These valuation analyses rely on estimates of the asset values and enterprise values of portfolio companies issuing securities.

The methodologies for determining asset valuations include estimates based on: the liquidation or sale value of a portfolio company’s assets, the discounted value of expected future net cash flows from the assets and third party valuations of a portfolio company’s assets, such as asset appraisal reports, futures prices and engineering reserve reports of oil and natural gas properties. The investment team of our investment advisor considers some or all of the above valuation methods to determine the estimated asset value of a portfolio company.

The methodologies for determining enterprise valuations include estimates based on: valuations of comparable companies, recent sales of comparable companies, the value of recent investments in the equity securities of a portfolio company and on the methodologies used for asset valuations. The investment team of our investment advisor considers some or all of the above valuation methods to determine the estimated enterprise value of a portfolio company.

The methodologies for determining estimated current market values of comparable securities include estimates based on: recent initial offerings of comparable securities of public and private companies; recent secondary market sales of comparable securities of public and private companies; current market implied interest rates for comparable securities in general; and current market implied interest rates for non-comparable securities in general, with adjustments for such elements as size of issue, terms, and liquidity. The investment team of our investment advisor considers some or all of the above valuation methods to determine the estimated current market value of a comparable security.

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

OHA INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 2: Accounting Policies  – (continued)

similar or comparable debt investments when available. Fair value determinations using the discounted cash flow method can be sensitive to significant changes in the inputs. A significant increase (decrease) in the discount rate for a particular security may result in a lower (higher) value for that security.

We invest primarily in illiquid debt investments in small and mid-sized private companies, some of which are in the early stages of development, or are start-up companies in need of growth development capital. There is limited activity, transparency and variable data in the markets in which we invest. In circumstances where there is limited observable price or yield data of similar or comparable securities, we base our considerations on our assessments of the credit trends and underlying performance of our portfolio companies and of the markets in which we invest, relying on the collective judgment of the investment team of our investment advisor and our Board of Directors, which is based on their extensive experience and expertise investing in public and private securities markets.

Equity Securities:  We record our investments in preferred and common equity securities (including warrants or options to acquire equity securities) for which no market prices are available at fair value based on our pro rata share of the residual equity value available after deducting all outstanding debt and other obligations, as applicable, from the estimated enterprise value of the portfolio company. To estimate the enterprise value of the portfolio company, we analyze the discounted cash flows of the portfolio company and indicative pricing (on an EBITDA multiple, proved reserve and/or units-of-production basis, as appropriate) in recent comparable market transactions as mentioned above, adjusted for lack of marketability due to the illiquid nature or other restrictions on the sale of the security. In most cases, we may compute an average of the calculated values of our share of the residual equity value (using multiple approaches or various assumptions) in determining the fair value of the equity security to be reported in our financial statements. Estimating a company’s enterprise value involves judgment, and residual equity values can be relatively volatile based on changes in market conditions, the company’s financial performance and outlook, and other factors. Fair value determinations using market comparables can be sensitive to significant changes in the inputs. A significant increase (decrease) in the reserve multiple, or a significant decrease (increase) in the discount for lack of marketability, for a particular equity security may result in a higher (lower) fair value for that security.

In some cases, where we deem recent or pending financing or recapitalization transactions involving the portfolio company to be more indicative of enterprise value, we use such recent transactions to value the enterprise, in lieu of the discounted cash flow or market comparables. In addition, in cases where we deem appropriate, we may utilize an option pricing method, or OPM, to value the various preferred stock, common stock and warrants we have in companies with complex capital structures. The OPM treats preferred stock, common stock and warrants as call options on the enterprise value, with exercise prices based on liquidation preference of the security. The OPM commonly uses the Black-Scholes model to price the call option and considers the various terms of the stockholder agreements upon liquidation of the enterprise. In addition, the OPM implicitly considers the effect of the liquidation preference as of a future liquidation date, not as of the valuation date.

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

OHA INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 2: Accounting Policies  – (continued)

Contingent Earn-Out:  Our contingent earn-out investment resulted from the sale of our investment in Alden Resources, LLC to Globe BG, LLC (“Globe”) in July 2011. The amount of the payment, up to $6.8 million, is based on a formula involving the number of clean tons produced multiplied by the difference between the company’s cost of production in 2010 and the cost of production during the optimal consecutive twelve-month period during the three-year period ended July 2014. The reporting and review mechanism to conclude the ultimate value of the earn-out has not yet been completed. Globe has informally advised us that the company’s relative cost of production has not improved since July 2011, so we have recorded the value of the earn-out at zero.

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

Securities Transactions, Interest and Dividend Income Recognition

We account for all securities transactions on a trade-date basis, and we accrete premiums and discounts into interest or dividend income using the effective interest method. In conjunction with the acquisition of debt securities, we may receive detachable warrants, other equity securities or property interests such as overriding royalty interests. We record these interests separately from the debt securities at their initial fair value, with a corresponding amount recorded as a discount to the associated debt security. These original issue discounts, as well as market discounts or premiums, are capitalized and amortized into interest income over the life of the respective security using the effective interest method. The amortized cost of investments represents the original cost adjusted for the amortization of discounts and premiums and upfront loan origination fees.

We record interest income, adjusted for amortization of premiums or discounts, on an accrual basis to the extent that we expect to collect such amounts. We recognize dividend income on the ex-dividend date. When collectability of interest or dividends is no longer probable, we place the investment on non-accrual status and evaluate any existing interest or dividend receivable balances to determine if a reserve or write-off is necessary. We assess the collectability of the interest and dividends on many factors, including the portfolio company’s ability to service its debt based on current and projected cash flows as well as the current valuation of the portfolio company’s assets.

OHA INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 2: Accounting Policies  – (continued)

We defer the recognition of upfront loan origination fees, and amortize them into interest income over the life of the security using the effective interest method. Upon the prepayment of a loan or debt security, we record any unamortized loan origination fees as interest income and we record any unamortized market premium or discount as a realized gain or loss on the investment.

We record interest income from investments in CLO residual interests based upon an estimate of an effective yield to expected maturity using anticipated cash flows with any remaining amount recorded to the cost basis of the investment. We monitor the anticipated cash flows from our CLO residual interest investments and adjust our effective yield periodically as needed on a prospective basis.

We recognize income from overriding royalty interests as received, and we amortize the cost of the recorded assets using the units of production method.

Payment-in-Kind Interest and Dividends

We occasionally have investments in our portfolio that contain payment-in-kind, or PIK, interest or dividend provisions. We compute PIK interest income or PIK dividend income at the contractual rate specified in each investment agreement, and we add that amount to the principal balance of the investment. For investments with PIK interest or PIK dividends, we calculate our income accruals on the principal balance plus any PIK amounts. If the portfolio company’s projected cash flows, further supported by total enterprise value, are not sufficient to cover the contractual principal and interest or dividend amounts, as applicable, we do not accrue PIK interest income or PIK dividend income on the investment. To maintain our RIC status, we must pay out this non-cash source of income to stockholders in the form of dividends, even though we have not yet collected the cash. We recorded net PIK interest income of $1.0 million, $1.6 million and $2.6 million in 2014, 2013 and 2012, respectively. We did not record any PIK dividend income in 2014, 2013 or 2012.

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

We calculate unrealized appreciation or depreciation on a security as the amount by which the fair value of such security exceeds or is less than the amortized cost of such security, as applicable. Net unrealized appreciation or depreciation for the period reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when we realize the settled capital gains or losses upon redemption.

We do not account for our commodity derivative instruments, if any, as hedging instruments for financial accounting purposes. Net unrealized appreciation or depreciation reflects the change in fair values during the reporting period including the reversal of previously recorded unrealized appreciation or depreciation when we realize the settled gains or losses.

Fee Income Recognition

Fees primarily include financial advisory, transaction structuring, loan administration, commitment and prepayment fees. Financial advisory fees represent amounts received for providing advice and analysis to companies, and we recognize these fees as earned when we perform such services, provided collection is probable. Transaction structuring fees represent amounts received for structuring, financing and executing transactions and are generally payable only if the transaction closes. We defer such fees and accrete them into interest income over the life of the loan using the effective interest method. Commitment fees represent

OHA INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 2: Accounting Policies  – (continued)

amounts received for committed funding and are generally payable whether the transaction closes or not. We defer commitment fees on transactions that close within the commitment period and accrete these fees into interest income over the life of the loan using the effective interest method. We record commitment fees on transactions that do not close in the month the commitment period expires. We recognize prepayment and loan administration fees when we receive them. During the years ended December 31, 2014, 2013 and 2012 we recorded the following amounts of fee income (in thousands):

	2014	2013	2012
Commitment fees forfeited	$—	$113	$326
Prepayment and loan administration fees	510	254	265
Commitment fees and discounts accreted into income	1,218	761	1,391
Total fee income	$1,728	$1,128	$1,982

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

Declaration Date	Per Share Amount	Record Date	Payment Date
March 18, 2013	$0.16	March 29, 2013	April 8, 2013
June 10, 2013	0.16	June 28, 2013	July 8, 2013
September 10, 2013	0.16	September 30, 2013	October 7, 2013
December 3, 2013	0.16	December 27, 2013	January 6, 2014
March 18, 2014	0.16	March 31, 2014	April 7, 2014
June 10, 2014	0.16	June 30, 2014	July 7, 2014
September 11, 2014	0.16	September 30, 2014	October 7, 2014
December 17, 2014	0.16	December 31, 2014	January 9, 2015

We determine the tax characteristics of our dividend distributions as of the end of the fiscal year, based on the taxable income for the full year and distributions paid during the year. Taxable income available for distribution differs from consolidated net investment income under GAAP due to (i) temporary and permanent differences in income and expense recognition, (ii) capital gains and losses, (iii) activity at taxable subsidiaries, and (iv) the timing and period of recognition regarding dividends declared in December of one year and paid in January of the following year. The tax characteristics of deemed distributions in 2014 represented $7.1 million from ordinary income, $3.5 million from return of capital and none from capital gains. For tax purposes, 100% of the $3.3 million dividend declared in December 2014 and paid on January 9, 2015 was deemed to be distributed in 2015.

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

OHA INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 2: Accounting Policies  – (continued)

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

The table below summarizes recent participation in our dividend reinvestment plan (in thousands, except percentages and price per share):

Dividend	Participating Shares	Percentage of Outstanding Shares	Total Distribution	Cash Dividends	Common Stock Dividends
					Purchased in Open Market	Price per Share
March 2013	1,115	5.3%	$3,363	$3,185	$178	$7.08
June 2013	1,098	5.2%	3,280	3,104	176	6.77
September 2013	922	4.5%	3,280	3,132	148	7.55
December 2013	1,730	8.4%	3,280	3,003	277	7.59
March 2014	1,217	5.9%	3,280	3,085	195	6.68
June 2014	1,136	5.5%	3,280	3,098	182	6.60
September 2014	1,476	7.2%	3,299	3,063	236	6.32
December 2014	238	1.2%	3,299	3,261	38	4.79

Income Taxes

For federal income tax purposes, we operate so as to qualify as a RIC under Subchapter M of Chapter 1 of the Code. As a RIC, we are generally not subject to corporate-level U.S. federal income taxes on the portion of our investment company taxable income and net capital gain (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) that we distribute to our stockholders. We have distributed and intend to distribute sufficient dividends to eliminate taxable income. We may also be subject to federal excise tax if we do not distribute an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our capital gain net income, computed for the one year period ended October 31 of that calendar year, and (3) 100% of any ordinary income or capital gain net income not distributed in prior years. Dividends to stockholders are recorded on the ex-dividend date. We currently intend to make sufficient distributions each year to maintain our status as a RIC for federal income tax purposes and to avoid excise taxes.

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

OHA INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 3: Credit Facilities and Borrowings

On May 23, 2013, we entered into a $72.0 million Third Amended and Restated Revolving Credit Agreement, or the Investment Facility, which replaced our previous credit facility. The total amounts outstanding under the Investment Facility were $52.0 million and $53.0 million as of December 31, 2014 and 2013, respectively. The Investment Facility was amended September 29, 2014, to permit the appointment of OHA as our investment advisor. Substantially all of our assets, except our investments in U.S. Treasury Bills, are pledged as collateral for the obligations under the Investment Facility. The Investment Facility matures on May 23, 2016, and bears interest, at our option, at either (i) LIBOR plus 325 to 475 basis points, or (ii) the base rate plus 225 to 375 basis points, both based on our amounts outstanding. As of December 31, 2014, the weighted average interest rate on our outstanding balance of $52.0 million was 3.9%, and an additional $20.0 million was available for borrowing under the Investment Facility. We repaid $28.0 million of the balance in January 2015.

On March 31, 2011, we entered into a $30.0 million Treasury Secured Revolving Credit Agreement, or the Treasury Facility, which can only be used to purchase U.S. Treasury Bills. Proceeds from the Treasury Facility facilitate the growth of our investment portfolio and provide flexibility in the sizing of our portfolio investments. The Treasury Facility has been amended from time to time, generally to extend the expiration date and, in some cases, to revise the size of the facility. On September 24, 2014, we entered into a fifth amendment to the Treasury Facility which extended the expiration date to September 24, 2015, reduced the size of the Treasury Facility to $30.0 million, and permitted the appointment of OHA as our investment advisor. Borrowings under the Treasury Facility bear interest, at our option, at either (i) LIBOR plus 150 basis points or (ii) the base rate plus 50 basis points. We have the right at any time to prepay amounts outstanding under the Treasury Facility, in whole or in part, without premium or penalty. As of December 31, 2014, we had $30.0 million outstanding with no additional amount available for borrowing under the Treasury Facility, and the interest rate on our outstanding balance was 1.7% (LIBOR plus 150 basis points). We repaid the entire balance outstanding under the Treasury Facility in January 2015 with proceeds from the sale of U.S. Treasury Bills.

The Investment and Treasury Facilities contain affirmative and reporting covenants and certain financial ratio and restrictive covenants. We complied with these covenants throughout 2014 and had no events of default under either facility. The most restrictive covenants, with terms as defined in the credit agreements, are:

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

OHA INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 3: Credit Facilities and Borrowings  – (continued)

Our average amount of debt outstanding during 2014 was $17.3 million and the average interest rate was 3.7%. During the years ended December 31, 2014, 2013 and 2012, interest expense and bank fees included the following (in thousands):

	2014	2013	2012
Interest expense on borrowed amounts	$643	$1,912	$821
Commitment fees on unborrowed amounts	386	230	289
Amortization of deferred loan costs	1,053	1,053	908
	$2,082	$3,195	$2,018

Note 4: Common Stock

On September 30, 2014, in connection with the appointment of OHA as our investment advisor, we completed the private sale of $1 million in aggregate purchase price of our common stock at an offering price of $8.53 per share, for a total of 117,234 shares, to an affiliate of OHA, pursuant to the stock purchase and transaction agreement dated July 21, 2014, by and among us, OHA and the affiliate. The price per share paid by the affiliate was the net asset value per share established by our previous board of directors as of a date within 48 hours prior to the purchase, excluding the impact of certain transaction and closing expenses, and represented a 38% premium to the market price per share on such date. The OHA affiliate also executed a stock purchase plan in accordance with Rule 10b-5-1 of the Securities Exchange Act of 1934, pursuant to which it committed to purchase, from time to time during the 12-month period ending September 30, 2015, through open market purchases, additional shares of our common stock having an aggregate purchase price of $4 million. During the fourth quarter of 2014, the OHA affiliate fulfilled its obligations under this plan, purchasing an aggregate of 696,198 shares of our common stock in the open market at an average price of $5.75 per share, totaling $4.0 million.

On October 31, 2011, our Board of Directors approved a stock repurchase plan, pursuant to which we may, from time to time, repurchase up to $10.0 million of our common stock in the open market at prices not to exceed the net asset value of our shares during our open trading periods. During 2012 and 2013, we repurchased an aggregate of 1,129,014 shares of our common stock in the open market at an average price of $6.71 per share, totaling $7.6 million, in accordance with the approved stock repurchase plan. These repurchases were made at an approximate discount to net asset value of 30%, 26% and 28% in May and November 2012 and May 2013, respectively. In March 2015, our Board of Directors authorized the Company to repurchase up to the remaining $2.4 million available to be repurchased under this plan. Any such share repurchases will be made in accordance with applicable securities laws and regulations that set certain restrictions on the method, timing, price and volume of stock repurchases and certain notice requirements.

Note 5: Investment Management

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

OHA INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 5: Investment Management  – (continued)

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

Incentive Fee:  The incentive fee consists of two parts. The first part, the investment income incentive fee, is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the fiscal quarter for which the fee is being calculated. Pre-incentive fee net investment income means interest income, dividend income, royalty payments, net profits interest payments, and any other income (including any other fees, such as commitment, origination, syndication, structuring, diligence, monitoring and consulting fees or other fees that we receive from portfolio companies) accrued during the fiscal quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income that we have not yet received in cash. Accordingly, we may pay an incentive fee based partly on accrued investment income, the collection of which is uncertain or deferred. Net investment income does not include any realized capital gains, realized capital losses, or unrealized capital appreciation or depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets (defined as total assets less liabilities at the end of the immediately preceding fiscal quarter) is compared to a “hurdle rate” of 1.75% per quarter (7% annualized). OHA receives no incentive fee for any fiscal quarter in which our pre-incentive fee net investment income does not exceed the hurdle rate. OHA receives an incentive fee equal to 100% of our pre-incentive fee net investment income for any fiscal quarter in which our pre-incentive fee net investment income exceeds the hurdle rate but is less than 2.1875% (8.75% annualized) of net assets (also referred to as the “catch up” provision) plus 20% of our pre-incentive fee net investment income for such fiscal quarter greater than 2.1875% (8.75% annualized) of net assets. We did not incur any investment income incentive fee in the fourth quarter of 2014.

The second part of the incentive fee, the capital gains fee, is determined and payable in arrears as of the end of each fiscal year (or, upon termination of the Investment Advisory Agreement, as of the termination date). The capital gains fee is equal to 20% of our cumulative aggregate realized capital gains from the date of the Investment Advisory Agreement through the end of that fiscal year, computed net of our cumulative aggregate realized capital losses and cumulative aggregate unrealized depreciation on investments for the same time period. The aggregate amount of any previously paid capital gains incentive fees to OHA is subtracted from the capital gains incentive fee calculated. If such amount is negative, then there is no capital gains fee for such year. For the purposes of the capital gains fee, any gains and losses associated with our investment portfolio as of September 30, 2014 shall be excluded from the capital gains fee calculation. We did not incur any capital gains fee in the fourth quarter of 2014.

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

OHA INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 5: Investment Management  – (continued)

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

Incentive Fee:  The incentive fee under the previous investment advisory agreement consisted of two parts. We calculated the first part of the incentive fee, the investment income incentive fee, as 20% of the excess, if any, of our net investment income for the quarter that exceeded a quarterly hurdle rate equal to 2% (8% annualized) of our net assets, with no “catch up” provision. We calculated and paid this investment income incentive fee quarterly in arrears. For the purpose of this fee calculation, net investment income was defined similarly to that under the Investment Advisory Agreement. For the year ended December 31, 2013, we incurred investment income incentive fees totaling $0.4 million and we did not incur any investment income incentive fee in 2014 or 2012 under the previous investment advisory agreement.

We calculated the second part of the incentive fee, the capital gains fee, as (1) 20% of (a) our net realized capital gains (realized capital gains less realized capital losses) on a cumulative basis from the closing date of our initial public offering to the end of such fiscal year, less (b) any unrealized capital depreciation at the end of such fiscal year, less (2) the aggregate amount of all capital gains fees paid to NGP Investment Advisor, LP in prior fiscal years. We determined and paid the capital gains fee in arrears as of the end of each fiscal year. We did not incur any capital gains fees under the previous investment advisory agreement since 2007.

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

Prior to the September 30, 2014 appointment of OHA as our administrator, we had a similar administration agreement with our previous administrator, NGP Administration, LLC, with generally similar provisions as the Administration Agreement, except that under the previous administration agreement, (i) there was no Cap on expenses payable by us, and (ii) a portion of compensation costs of investment professionals and certain other costs were allocated to us that are not allocable to us under the Administration Agreement.

OHA INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 5: Investment Management  – (continued)

We owed $229,000 and $296,000 to our administrator as of December 31, 2014 and 2013, respectively, for expenses incurred on our behalf for the final month of the respective quarterly period. We include these amounts in accounts payable and accrued expenses on our consolidated balance sheets.

Note 6: Federal Income Taxes

We operate so as to qualify, for tax purposes, as a RIC under Subchapter M of Chapter 1 of the Code. As a RIC, we are generally not subject to corporate-level U.S. federal income taxes on the portion of our investment company taxable income and net capital gain (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) that we distribute to our stockholders. To qualify as a RIC, we are required, among other things, to distribute to our stockholders at least 90% of investment company taxable income, as defined by the Code, and to meet certain asset diversification requirements. We distributed substantially all of our investment company taxable income for all periods presented. Thus, we did not incur any federal income tax liability for any of these periods.

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

Tax years 2011 through 2014 with respect to the Company and our Taxable Subsidiaries are open to future IRS examination. Our Taxable Subsidiaries have federal net operating loss carryforwards of $30.1 million that expire in various years through 2034.

Deferred income tax expense (benefit) results from temporary differences in the recognition of income and expenses for financial reporting purposes and for income tax purposes. The significant components of the income tax effects of these temporary differences, representing deferred income tax assets and liabilities are as follows (in thousands):

	December 31,
	2014	2013
Deferred tax assets
Net operating loss carryforwards	$10,817	$9,749
Unrealized losses, net	1,799	765
AMT credit carryforward	632	630
Total gross deferred tax assets	13,248	11,144
Less valuation allowance	(10,940)	(9,925)
Net deferred tax assets	2,308	1,219
Deferred tax liabilities
Investment in partnerships-Federal	(2,308)	(1,219)
Total gross deferred tax liabilities	(2,308)	(1,219)
Net deferred tax assets (liablilities)	$—	$—

OHA INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 6: Federal Income Taxes  – (continued)

Federal and state income tax provisions (benefits) on net investment income, capital gains (losses) and unrealized appreciation (depreciation) on investments are as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Current:
U.S. federal – capital (AMT)	$2	$53	$461
State – net investment income	109	91	46
	$111	$144	$507
Deferred:
U.S. federal – unrealized	$—	$(1)	$(9)
Total	$111	$143	$498

Actual income tax expense differs from income tax expense computed by applying the U.S. federal statutory corporate rate of 34% to net investment income before provision for income taxes. These differences and the differences between the statutory federal tax rate and the effective income tax rate were as follows (in thousands, except percentages):

	Year Ended December 31,
	2014		2013		2012
Net income (loss) before taxes	$(22,120)		$4,013		$17,849
Provision (benefit) at the statutory rate	(7,521)	34%	1,364	34%	6,069	34%
Increase (decrease) in provision resulting from:
RIC loss (income) not subject to income taxes	6,546	(30)%	(2,361)	(59)%	(5,237)	(29)%
State income taxes, net of federal benefit	94	0%	76	2%	46	0%
Valuation allowance	994	(5)%	1,064	27%	(380)	(2)%
Other	(2)	0%	—	0%	—	0%
Total income tax provision (benefit), net	$111	(1)%	$143	4%	$498	3%
Effective tax rate	(1)%		4%		3%

Note 7: Commitments and Contingencies

As of December 31, 2014, we had investments in or commitments to fund investments to 15 portfolio companies totaling $202.8 million. Of this total, $202.5 million was outstanding and $0.3 million remained committed and available to fund. Generally, these commitments have fixed expiration dates, and we may not fund the entire $0.3 million of commitments before they expire. We do not report the unused portions of these commitments on our Consolidated Balance Sheets.

We have continuing obligations under the Investment Advisory Agreement and the Administration Agreement with OHA. See Note 5. The agreements provide that, absent willful misfeasance, bad faith or gross negligence in the performance of its duties or the reckless disregard of its duties and obligations, OHA and its officers, managers, agents, employees, controlling persons, members and any other person or entity affiliated with OHA will be entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of services under the agreements or otherwise as our investment adviser or administrator. The agreements also provide that OHA and its affiliates will not be liable to us or any stockholder for any error of judgment, mistake of law, any loss or damage with respect to any of our investments, or any action taken or omitted to

OHA INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 7: Commitments and Contingencies  – (continued)

be taken by OHA in connection with the performance of any of its duties or obligations under the agreements or otherwise as investment adviser or administrator to us, except to the extent specified in Section 36(b) of the 1940 Act concerning loss resulting from a breach of fiduciary duty with respect to the receipt of compensation for services. In the normal course of business, we enter into a variety of undertakings containing a variety of representations that may expose us to some risk of loss. We do not expect significant losses, if any, from such undertakings.

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

ATP Litigation.  On August 17, 2012, ATP Oil & Gas Corporation, or ATP, filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Texas. Prior to the bankruptcy filing, we purchased limited term overriding royalty interests, or ORRIs, in certain offshore oil and gas producing properties operated by ATP (generally, the Gomez and Telemark properties). On August 23, 2012, on a motion filed by ATP, the bankruptcy judge presiding over ATP’s case signed an order (Bankr. Dkt. No. 191) requiring ATP to pay amounts received after August 17, 2012 to those parties it believes are entitled to receive them, including the ORRI holders, provided that the owners of the ORRIs execute a disgorgement agreement providing for the repayment of any amounts that the bankruptcy court later finds to have been inappropriately paid. We executed the disgorgement agreement and began receiving monthly distributions in September 2012 from ATP of our share of production proceeds received by ATP after August 17, 2012. As of December 31, 2014, our unrecovered investment was $26.9 million, and we had received aggregate production payments of $32.5 million subject to the disgorgement agreement; both of these amounts are the subject of disputes in the litigation described herein.

As of December 31, 2014, we had incurred legal and consulting fees totaling $4.8 million in connection with the enforcement of our rights under the ORRIs. On various occasions, we have provided notice that such legal expenses will be added to our unrecovered investment balance to the extent they are not reimbursed. To date, we have not received any payments on account of legal expenses aside from our receipt of regular monthly production payments. We add our legal expenses to the unrecovered investment balance in accordance with our transaction documents. As of December 31, 2014, $4.7 million of the $4.8 million in legal and consulting fees have been added to, and are thus included in, the unrecovered investment balance under the terms of our transaction documents. The remaining amounts of legal and consulting fees, totaling $0.1 million and $0.5 million as of December 31, 2014 and 2013, respectively, are included in accounts receivable and other current assets on our consolidated balance sheets and are, thus, not included in the unrecovered investment balance as of such dates.

On October 17, 2012, we filed a lawsuit against ATP styled: NGP Capital Resources Company v. ATP Oil & Gas Corporation, Adv. Proc. No. 12-03443, in the U.S. Bankruptcy Court for the Southern District of Texas, seeking a declaration that the ORRIs are our property and not property of ATP and that the conveyance and purchase and sale documents are not executory contracts that may be rejected in order to remove or recharacterize our interests in the properties (the “Adversary Proceeding”). ATP filed an answer and counterclaim in which it (a) denies that the ORRIs are valid and enforceable, (b) seeks a declaration that (i) the ORRIs are a financing agreement and not a true sale and (ii) the ORRIs are executory contracts that are subject to rejection under 11 U.S.C. Sec. 365, and (c) seeks disgorgement from us of amounts paid to us since August 17, 2012, the date of filing of ATP’s Chapter 11 proceeding. The United States, on behalf of the Department of the Interior, intervened in the lawsuit, arguing that the underlying leases are unexpired leases of real property or executory contracts (and not real property conveyances) and are subject to rejection by ATP.

OHA INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 7: Commitments and Contingencies  – (continued)

Certain service companies claiming statutory liens or privileges have intervened in the lawsuit for the purposes of establishing that their alleged statutory liens and privileges are superior to our rights and asserting related claims for disgorgement of proceeds paid to us by ATP. The Bank of New York Mellon Trust Company, N.A., the secondary lien holder, has also intervened in the lawsuit, arguing (i) the ORRIs are a financing agreement and not a true sale, (ii) our claims are barred, waived, released and/or otherwise foreclosed by the express terms of the conveyance of the ORRIs, and (iii) either we have not met a condition precedent or we failed to perform or substantially perform our contractual obligations. The issues in the lawsuit have been bifurcated such that the issues of (i) whether the conveyances and transactions between us and ATP constituted outright transfers of ownership and (ii) whether the conveyances are executory contracts or leases that ATP may reject, will be tried first as “Phase 1” of the legal proceedings. Any additional claims, including the service company statutory lien claims and related issues, will be decided later if necessary in “Phase 2.” This lawsuit is currently pending, and the initial trial date was abated along with certain other deadlines pending consideration of various motions. In that context, a Motion for Summary Judgment that we filed was denied, and we subsequently filed a motion to appeal the denial on an interlocutory basis. After our motion to appeal was denied by the United States District Court, we filed a Motion for Reconsideration of the summary judgment denial with the bankruptcy court on June 17, 2014. A new scheduling order has not been entered. We intend to vigorously defend our position that the ORRIs constitute real property interests and are fully valid and enforceable pursuant to their terms, and we intend to vigorously defend our position that the service companies’ statutory liens and privileges do not attach to our ORRIs and/or are not superior to our rights.

Separately, ATP (through a motion filed by the Official Committee of Unsecured Creditors on October 31, 2012) threatened to bring a fraudulent transfer action against us, in which ATP would allege that (a) ATP was insolvent at the time of the assignment of the ORRIs to us, (b) ATP received less than fair value from us in exchange for the assignments of the ORRIs and (c) as a result, the assignments should be set aside. The motion was abated, and the referenced claim has not been asserted. We vigorously deny these allegations.

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

OHA INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 7: Commitments and Contingencies  – (continued)

On March 7, 2014, Bennu filed complaints seeking declaratory judgments that it acquired the Telemark properties free and clear of liens asserted by certain statutory lien claimants, thereby commencing the adversary proceedings styled Bennu Oil & Gas LLC v. Frank’s Casing Crew & Rental Tools, Inc., et. al., (Adv. No. 14-03060), or the Frank’s Casing Adversary, and Bennu Oil & Gas LLC v. Advanced Fire & Safety LLC, et. al., (Adv. No. 14-03056), or the Advanced Fire Adversary. We sought and were granted leave to intervene in the Frank’s Casing and Advanced Fire Adversaries to protect our rights in connection with any determinations relating to the extent, validity and priority of liens against the Telemark properties. These proceedings are pending. Many of the defendants have failed to plead or otherwise defend in response to the lawsuits. Notices of voluntary dismissal have been filed by Bennu with respect to certain defendants based upon settlement agreements. On February 24, 2015, Bennu filed a Motion for Default Judgment against the defaulting defendants in the Advanced Fire Adversary. No hearing has been set for the Motion for Default. Status conferences have been scheduled for May 13, 2015 in the Frank’s Casing and Advanced Fire Adversaries.

On June 26, 2014, the bankruptcy court entered an order converting ATP’s bankruptcy case to a case under Chapter 7 of the U.S. Bankruptcy Code. Rodney D. Tow was appointed as Chapter 7 Trustee of ATP’s bankruptcy estate.

On July 10, 2014, we filed, in our Adversary Proceeding, a Motion for Leave to amend our complaint to, among other things, add claims and defenses based on facts that occurred after the filing of our complaint, as well as claims and defenses specifically applicable to Bennu. On September 3, 2014, Bennu filed a Motion to Dismiss claims between Bennu and us, as well as an objection to our Motion for Leave. In connection with the Motion to Dismiss, Bennu stated that it does not desire to pursue affirmative claims against us for recharacterization or disgorgement, and it disclaimed any intention to sue us regarding the characterization of the ORRIs. The Motion to Dismiss does not seek to determine any claims, including our claims, any claims of the bankruptcy estate or the claims of the numerous intervenors involved in the litigation, nor does it preclude Bennu or a succeeding party from refiling such claims in the future.

On October 1, 2014, we filed an objection to the Motion to Dismiss, asserting that Bennu is the owner of all recharacterization claims against us and requesting that the judge enter a declaratory judgment (rather than an order of dismissal) holding that the ORRIs do, in fact, constitute real property interests that are not subject to recharacterization as a loan or otherwise, and are fully valid and enforceable pursuant to their terms. In a related briefing, the Trustee asserted that Bennu does not own recharacterization claims relating to the Gomez properties, and objected to entry of a judgment in our favor due to alleged prejudice that would result against the estate’s alleged claims. Bennu asserted in response that it owns all recharacterization claims against us, but it is opposed to entry of a judgment in our favor. On November 13, 2014, Bennu filed a Motion to Determine Ownership of Claims, or the Ownership Motion, asserting that it is the sole owner of claims seeking to re-characterize the nature and validity of the ORRIs. On January 28, 2015, the Court entered an order on the Ownership Motion (Adv. Dkt. No. 236), which determined, among other things, that Bennu has the exclusive right to seek to re-characterize the ORRIs as something other than a vested ownership in hydrocarbons to be produced. It also determined that (i) the Trustee has the exclusive right to seek to avoid payments made to OHA under sections 544, 547 and 548 of the Bankruptcy Code and (ii) the Trustee may only pursue claims under section 549 that were not purchased by Bennu. On February 24, 2015, the Trustee filed an Amended Counterclaim against us seeking to avoid and recover alleged preferential transfers in the amount of $3.4 million. The Trustee also seeks to avoid post-petition royalty payments made to us from the Gomez Properties in the amount of $9.6 million and from the Telemark Properties in the amount of $13.4 million. At February 25, 2015 status conference, Bennu asserted that some or all of these claims are owned by Bennu, the Trustee lacks standing to pursue such claims, and the Trustee’s pursuit of such claims violates the October 2013 Final Sale Order. The Court has set April 1, 2015 as the deadline by which any party in interest may file an objection that the Trustee does not own or may not assert the claims in the Amended

OHA INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 7: Commitments and Contingencies  – (continued)

Counterclaim. The Court has scheduled a hearing on May 13, 2015 to hear any motion to dismiss the Amended Counterclaim or other objection to the Trustee’s alleged ownership or right to assert the claims. We believe that, based upon the status of the case and the recent positions taken by Bennu, it is reasonably possible that we and Bennu may be in a position to seek entry of an agreed judgment which would resolve Phase 1 of the litigation and include a finding that the ORRI is a real property interest. However, any such judgment would be subject to a hearing in the bankruptcy court and the likely opportunity for objections, including by the Trustee.

During the 90-day preference period preceding the filing of ATP’s bankruptcy, we received royalty payments totaling approximately $3.6 million. Through December 31, 2014, we received post-petition royalty payments from the Gomez properties and the Telemark properties in the amount of $8.3 million and $24.2 million, respectively. It is estimated that the statutory lien claims asserted by intervenors in the Adversary Proceeding against our ORRIs are in the principal amount of approximately $35.2 million. At this time, we estimate that there are potential statutory lien claims (including claims of the intervenors in the Adversary Proceeding, without regard to the validity of such claims) in the principal amount of approximately $54.2 million. We have or will assert that we have viable defenses with respect to all of the claims of the statutory lien claimants or any other claim which seeks to avoid or disgorge any prepetition or post-petition royalty payment which we received in respect of the Telemark or Gomez properties. In the event we do not prevail on our defenses to the statutory lien claims or any other claim seeking to avoid or disgorge pre-petition or post-petition royalty payments, we contend that, pursuant to the terms of our transaction documents, we are entitled to include any amounts disgorged on account of any such claims into the unrecovered investment balance of our ORRIs. Moreover, to the extent we do not prevail on our defenses to any action brought by the holder of a statutory lien claim, we contend that we would be permitted to seek contribution from other ORRI and net profits interest holders with respect to any disgorged amounts.

However, in the event our defenses to the claims of the statutory lien claimants are unsuccessful or we otherwise become liable for disgorgement of any pre-petition or post-petition royalty payments which we have received from either the Gomez or Telemark properties, the remaining oil and gas reserves associated with the Telemark properties may be insufficient to provide for a full recovery on our investment. In the event that it is determined that we are not entitled to include amounts disgorged on account of statutory lien claims or other claims, if any, into the unrecovered investment balance of our ORRIs, any disgorged amounts will result in a failure to achieve our anticipated return and/or a loss on our investment.

While we intend to vigorously defend our legal positions in the Adversary Proceeding, there can be no assurance that we will ultimately prevail in any or all of these matters.

Note 8: Dividends and Distributions

We declared dividends for the year ended December 31, 2014 totaling $13.2 million, or $0.64 per share. The tax characteristics of deemed distributions in 2014 represented $7.1 million from ordinary income, $3.5 million from return of capital and none from capital gains. For tax purposes, 100% of the $3.3 million dividend declared in December 2014 and paid on January 9, 2015 was deemed to be distributed in 2015.

OHA INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 8: Dividends and Distributions  – (continued)

The following table summarizes the differences between financial statement net increase in net assets resulting from operations and taxable income available for distribution to stockholders for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Year Ended December 31,
	2014	2013	2012
Net increase (decrease) in net assets resulting from operations	$(22,231)	$3,870	$17,351
Adjustments:
Net change in unrealized (appreciation) depreciation, net of income tax (benefit) provision	12,999	6,445	(23,415)
Net amortization of insurance premiums	727	—	5
Net revenue, income and expenses from Taxable Subsidiaries	(92)	34	5
Realized (gain) loss of Taxable Subsidiaries	252	(1,575)	1,317
Realized (gain) loss offset by capital loss carryforwards	12,175	3,783	16,049
Defaulted loan interest	1,055	—	—
Costs related to strategic alternatives review	1,947	—	—
Income from investment in Passive Foreign Investment Company	96	—	—
Reclassification of capital loss on closed options	—	245	172
Allowance for uncollectible interest and dividends	115	(400)	400
State taxes, tax penalty, interest and fees	49	46	1
Income tax (benefit) provision	2	52	452
Other	—	2	3
Taxable income available for distribution to stockholders	7,094	12,502	12,340
Less:
Dividends declared	13,157	13,203	12,158
Dividends payable at prior year end	3,280	3,363	3,893
Dividends payable at current year end	(3,299)	(3,280)	(3,363)
Current year IRC Section 852(b)(7) dividend payable	—	2,579	1,973
Prior year IRC Section 852(b)(7) dividend payable	(2,579)	(3,363)	(2,321)
Current year deemed distributions	10,559	12,502	12,340
Section 855 election under (over) distribution	$(3,465)	$—	$—

As of December 31, 2014, the components of net assets (excluding paid in capital) on a tax basis consisted of a $4.6 million undistributed net investment loss and net unrealized depreciation on portfolio investments of $27.9 million. As of December 31, 2014, we had long-term and short-term capital loss carryforwards of $36.3 million and $0.6 million, respectively, which do not expire. In addition, we have a $22.3 million remaining capital loss carryforward balance generated in the year ended December 31, 2010, that expires in 2018, for a total remaining capital loss carryforward of $59.2 million at December 31, 2014. The temporary timing differences between book and tax amounts consist of amortization of insurance premiums, costs related to strategic alternatives review, defaulted loan interest, income from investment in Passive Foreign Investment Company and capital gains recognized for tax purposes. At December 31, 2014, the aggregate cost of total portfolio investments for federal income tax purposes was $234.7 million, resulting in gross unrealized appreciation of $5.8 million and gross unrealized depreciation of $33.7 million.

OHA INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 9: Reclassifications

GAAP requires adjustments to certain components of net assets to reflect permanent differences between financial and tax reporting. These reclassifications have no effect on total net assets or net asset value per share. These reclassifications are primarily due to reclassification of the distribution of dividends paid, non-deductible meal expenses, income and expenses from wholly owned subsidiaries, amortization of insurance premiums, costs related to strategic alternatives review and tax basis adjustments for investments sold. The table below summarizes the reclassifications from undistributed net investment income (loss), undistributed net realized capital gain (loss), and paid-in capital in excess of par for the years ended December 31, 2014, 2013, and 2012 (in thousands):

Year	Undistributed Net Investment Income (Loss)	Undistributed Net Realized Capital Gain (Loss)	Paid-in Capital in Excess of Par
2014	$5,978	$(1,693)	$(4,285)
2013	1,716	(1,767)	51
2012	(759)	965	(206)

Note 10: Fair Value

Investments consisted of the following as of December 31, 2014 and 2013:

	December 31, 2014				December 31, 2013
(Dollar amounts in thousands)	Cost	% of Total	Fair Value	% of Total	Cost	% of Total	Fair Value	% of Total
Portfolio investments
First lien secured debt	$25,929	11.3%	$11,270	5.4%	$34,828	13.0%	$35,483	13.8%
Second lien debt	42,650	18.5%	41,410	20.0%	31,021	11.5%	31,748	12.3%
Subordinated debt	36,304	15.8%	35,620	17.2%	61,593	23.0%	53,812	20.9%
Limited term royalties	26,767	11.6%	23,700	11.5%	28,704	10.7%	28,966	11.4%
Contingent earn-out	—	0.0%	—	0.0%	—	0.0%	—	0.0%
Royalty interests	52	0.0%	371	0.2%	218	0.1%	1,106	0.4%
Redeemable preferred units	50,021	21.7%	54,906	26.6%	50,034	18.7%	52,760	20.5%
CLO residual interests	7,014	3.0%	7,110	3.5%	—	0.0%	—	0.0%
Equity securities
Membership and partnership units	10,500	4.6%	1,730	0.8%	10,500	3.9%	5,967	2.3%
Participating preferred stock	—	0.0%	—	0.0%	4,312	1.6%	21	0.0%
Common stock	419	0.2%	—	0.0%	419	0.2%	640	0.2%
Warrants	91	0.0%	46	0.0%	328	0.1%	868	0.3%
Total equity securities	11,010	4.8%	1,776	0.8%	15,559	5.8%	7,496	2.8%
Total portfolio investments	199,747	86.7%	176,163	85.2%	221,957	82.8%	211,371	82.1%
Government securities
U.S. Treasury Bills	30,600	13.3%	30,600	14.8%	46,000	17.2%	46,000	17.9%
Total investments	$230,347	100.0%	$206,763	100.0%	$267,957	100.0%	$257,371	100.0%

OHA INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

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

During 2014, none of our investments in portfolio companies changed between the categories of Control Investments, Affiliate Investments and Non-Affiliate Investments, and there were no transfers between Levels 3, 2 or 1. During 2013, as a result of a restructuring that occurred in January 2013, our investment in Spirit Resources, LLC changed from the category of Non-Affiliate Investments to a Control Investment. During 2013, we transferred our investment in Resaca Exploitation, Inc. common stock from Level 2 to Level 3 due to changes in the observability of significant inputs. The following tables set forth our financial assets by level within the fair value hierarchy that we accounted for at fair value as of December 31, 2014 and 2013 (in thousands):

OHA INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 10: Fair Value  – (continued)

December 31, 2014:	Total	Level 1	Level 2	Level 3
Portfolio investments
Control investments
First lien secured debt	$5,950	$—	$—	$5,950
Royalty interests	325	—	—	325
Equity securities	—	—	—	—
Total control investments	6,275	—	—	6,275
Affiliate investments
Subordinated debt	15,700	—	—	15,700
Equity securities	1,730	—	—	1,730
Total affiliate investments	17,430	—	—	17,430
Non-affiliate investments
First lien secured debt	5,320	—	—	5,320
Second lien debt	41,410	—	19,575	21,835
Subordinated debt	19,920	—	10,920	9,000
Limited term royalties	23,700	—	—	23,700
Contingent earn-out	—	—	—	—
Redeemable preferred units	54,906	—	—	54,906
CLO residual interests	7,110	—	7,110	—
Royalty interests	46	—	—	46
Equity securities	46	—	—	46
Total non-affiliate investments	152,458	—	37,605	114,853
Total portfolio investments	176,163	—	37,605	138,558
Government securities
U.S. Treasury Bills	30,600	30,600	—	—
Total investments	$206,763	$30,600	$37,605	$138,558
December 31, 2013:
Portfolio investments
Control investments
First lien secured debt	$19,508	$—	$—	$19,508
Royalty interests	518	—	—	518
Equity securities	4,192	—	—	4,192
Total control investments	24,218	—	—	24,218
Affiliate investments
Subordinated debt	15,268	—	—	15,268
Equity securities	1,775	—	—	1,775
Total affiliate investments	17,043	—	—	17,043
Non-affiliate investments
First lien secured debt	15,975	—	—	15,975
Second lien debt	31,748	—	—	31,748
Subordinated debt	38,544	—	29,474	9,070
Limited term royalties	28,966	—	—	28,966
Contingent earn-out	—	—	—	—
Redeemable preferred units	52,760	—	—	52,760
Royalty interests	588	—	—	588
Equity securities	1,529	—	—	1,529
Total non-affiliate investments	170,110	—	29,474	140,636
Total portfolio investments	211,371	—	29,474	181,897
Government securities
U.S. Treasury Bills	46,000	46,000	—	—
Total investments	$257,371	$46,000	$29,474	$181,897

OHA INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 10: Fair Value  – (continued)

The following table presents a roll-forward of the changes in fair value during the years ended December 31, 2014 and 2013 for all investments for which we determine fair value using unobservable (Level 3) factors (in thousands):

	First Lien Secured Debt and Limited Term Royalties	Second Lien Debt	Subordinated Debt and Redeemable Preferred Units	Royalty Interests, Contingent Earn-out and Equity Securities	Total Investments
Fair value at December 31, 2012	$101,234	$9,837	$71,520	$3,103	$185,694
Total gains, (losses) and amortization:
Net realized gains (losses)	—	—	—	(1,586)	(1,586)
Net unrealized gains (losses)	6	739	(5,464)	(2,197)	(6,916)
Net amortization of premiums, discounts and fees	663	41	76	(9)	771
Transfers to Level 3	—	—	—	210	210
New investments, repayments and settlements, net:
New investments	16,604	30,730	23,526	2,980	73,840
Restructuring	(8,000)	—	—	8,000	—
Payment-in-kind	343	248	1,045	—	1,636
Repayments and settlements	(46,401)	(9,848)	(13,604)	(1,899)	(71,752)
Fair value at December 31, 2013	64,449	31,747	77,099	8,602	181,897
Total gains, (losses) and amortization:
Net realized gains (losses)	—	—	(9,382)	(3,350)	(12,732)
Net unrealized gains (losses)	(18,642)	(1,815)	11,468	(1,740)	(10,729)
Net amortization of premiums, discounts and fees	770	383	59	(15)	1,197
New investments, repayments and settlements, net:
New investments	3,093	9,850	—	—	12,943
Payment-in-kind	418	307	432	—	1,157
Repayments and settlements	(15,118)	(18,637)	(70)	(1,350)	(35,175)
Fair value at December 31, 2014	$34,970	$21,835	$79,606	$2,147	$138,558
Net change in unrealized gains (losses) from investments still held as of reporting date:
December 31, 2013	$365	$727	$(5,328)	$(4,058)	$(8,294)
December 31, 2014	(18,130)	(1,494)	(71)	(2,933)	(22,628)

We present net unrealized gains (losses) on our Consolidated Statements of Operations as “Net unrealized appreciation (depreciation) on investments.”

OHA INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 10: Fair Value  – (continued)

The following table summarizes the significant unobservable inputs in the fair value measurements of our Level 3 investments by category of investment and valuation technique as of December 31, 2014 (fair value in thousands):

Type of Investment	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs	Weighted Average
First lien secured debt and limited term royalties	$29,020	Discounted cash flow	Discount rate	12.5% – 25.0%	22.7%
	5,950	Market comparables	EBITDA multiples	3.0x – 5.0x	3.8x
	34,970
Second lien debt	21,835	Market comparables	EBITDA multiples	3.5x – 19.0x	9.1x
			Reserve multiples(1)	$9.00 – $12.00	$10.50
			Production multiples(2)	$42.00 – $51.00	$46.50
Subordinated debt and redeemable preferred units	79,606	Market comparables	EBITDA multiples	2.9x – 14.9x	6.5x
			Reserve multiples(1)	$13.20 – $15.60	$14.40
			Production multiples(2)	$25.80 – $34.20	$30.00
Royalty interests, contingent earn-out and equity securities	2,055	Market comparables	EBITDA multiples	4.0x – 6.0x	5.8x
	92	Recent or pending transactions	N/A	N/A	N/A
	2,147
	$138,558

(1)	Based on recent comparable transactions involving similar assets, expressed as price per unit of equivalent barrel of oil in proved reserves.
(2)	Based on recent comparable transactions involving similar assets, expressed as price per daily production of equivalent barrels of oil in proved reserves.

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

In 2011, we acquired a limited term overriding royalty interest from ATP and on December 29, 2011, we purchased a series of oil put options, covering 141,376 barrels of oil at a strike price of $65 per barrel, expiring in July 2012 through September 2013, to provide insurance against downside price movements. These commodity derivative instruments fully expired in September 2013.

The components of gains (losses) on commodity derivative instruments are as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Unrealized gains (losses) on commodity derivatives	$—	$236	$(236)
Realized losses on commodity derivatives	—	(245)	(172)
Net losses on commodity derivative instruments	$—	$(9)	$(408)

OHA INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 12: Financial Highlights

	Year Ended December 31,
	2014	2013	2012	2011	2010
Per Share Data(1)
Net asset value, beginning of period	$9.20	$9.57	$9.26	$10.90	$11.10
Net investment income	0.16	0.61	0.55	0.73	0.53
Net realized and unrealized gain (loss) on investments(2)	(1.24)	(0.42)	0.26	(1.65)	(0.04)
Net increase (decrease) in net assets resulting from operations	(1.08)	0.19	0.81	(0.92)	0.49
Distributions to common stockholders
Distributions from net operating income	(0.47)	(0.64)	(0.57)	(0.72)	(0.69)
Return of capital	(0.17)	—	—	—	—
Net decrease in net assets from distributions	(0.64)	(0.64)	(0.57)	(0.72)	(0.69)
Other(3)	—	0.08	0.07	—	—
Net asset value, end of period	$7.48	$9.20	$9.57	$9.26	$10.90
Market value, beginning of period	$7.47	$7.22	$7.19	$9.20	$8.13
Market value, end of period	$4.69	$7.47	$7.22	$7.19	$9.20
Market value return(4)	(30.2)%	12.9%	8.4%	(14.6)%	22.4%
Net asset value return(4)	(9.7)%	4.9%	11.5%	(7.1)%	6.2%
Ratios and Supplemental Data
($ and shares in thousands)
Net assets, end of period	$154,164	$188,552	$201,266	$200,266	$235,726
Average net assets	$176,556	$192,392	$202,519	$217,996	$237,951
Common shares outstanding, end of period	20,616	20,499	21,020	21,628	21,628
Net investment income/average net assets	1.8%	6.5%	5.8%	7.3%	4.8%
Portfolio turnover rate	34.2%	43.6%	47.3%	60.9%	31.5%
Total operating expenses/average net assets(5)	10.7%	7.9%	5.7%	5.5%	5.1%
Net increase (decrease) in net assets resulting from operations/average net assets(5)	(12.6)%	2.0%	8.6%	(9.1)%	4.4%
Expense Ratios (as a percentage of average net assets)(6)
Interest expense and bank fees	1.2%	1.7%	1.0%	0.7%	0.5%
Management and incentive fees	2.6%	3.1%	2.3%	2.5%	2.4%
Costs related to strategic alternatives review	3.4%	0.3%	0.0%	0.0%	0.0%
Other operating expenses(5)	3.5%	2.8%	2.4%	2.3%	2.2%
Total operating expenses(5)	10.7%	7.9%	5.7%	5.5%	5.1%

(1)	Per Share Data is based on weighted average number of common shares outstanding for the period.
(2)	May include a balancing amount necessary to reconcile the change in net asset value per share with other per share information presented. This amount may not agree with the aggregate gains and losses for the period because the difference in the net asset value at the beginning and end of the period may not equal the per share changes of the line items disclosed.
(3)	Represents the impact of common stock repurchases.
(4)	Return calculations assume reinvestment of dividends.
(5)	Net of legal fee reimbursements of $1.6 million and $3.2 million in 2014 and 2013, respectively. Excluding these legal fee reimbursements, other operating expense ratio and total operating expense ratios would have been 4.4% and 11.6%, respectively, for the year ended December 31, 2014 and 4.8% and 9.6%, respectively, for the year ended December 31, 2013.
(6)	On September 30, 2014, Oak Hill Advisors, L.P. replaced NGP Investment Advisor, LP as our investment advisor.

(See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 13: Selected Quarterly Financial Data (unaudited)

	Investment Income		Net Investment Income (Loss)(1)		Net Realized and Unrealized Gain (Loss) on Investments		Net Increase (Decrease) in Net Assets Resulting from Operations
Quarter Ended	Total	Per Share	Total	Per Share	Total	Per Share	Total	Per Share
	(In thousands, except per share amounts)
March 31, 2013	$5,803	$0.28	$2,319	$0.11	$(9,926)	$(0.47)	$(7,607)	$(0.36)
June 30, 2013	9,613	0.46	5,464	0.26	(1,951)	(0.10)	3,513	0.16
September 30, 2013	5,966	0.29	2,633	0.13	2,418	0.12	5,051	0.25
December 31, 2013	6,530	0.32	2,160	0.11	753	0.03	2,913	0.14
March 31, 2014	5,858	0.29	1,914	0.09	(8,293)	(0.40)	(6,379)	(0.31)
June 30, 2014	5,513	0.27	1,472	0.08	(1,504)	(0.08)	(32)	(0.00)
September 30, 2014	5,573	0.27	(2,788)	(0.14)	(3,291)	(0.16)	(6,079)	(0.30)
December 31, 2014	5,175	0.25	2,600	0.13	(12,341)	(0.60)	(9,741)	(0.47)

(1)	Net investment income (loss) includes costs related to our strategic alternatives review of $644,000 ($0.03 per share), $458,000 ($0.02 per share), $208,000 ($0.01 per share), $5,352,000 ($0.26 per share) and $22,000 ($0.00 per share) for the quarters ended December 31, 2013, March 31, 2014, June 30, 2014, September 30, 2014 and December 31, 2014, respectively, for a total of $6,684,000, or $0.32 per share.

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

In connection with the preparation of this Annual Report on Form 10-K, as of the end of the fiscal period covered by this Annual Report on Form 10-K (December 31, 2014), we performed an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2014, our disclosure controls and procedures were effective in providing reasonable assurance (i) that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) that such information is accumulated and communicated to management in a manner that allows timely decisions regarding required disclosure.

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

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2014. In making its assessment of internal control over financial reporting, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commissions (COSO) in Internal Control — Integrated Framework. Based on the results of this evaluation, management has determined that, as of December 31, 2014, our internal control over financial reporting is effective based on the criteria in Internal Control — Integrated Framework issued by COSO.

Our independent registered public accounting firm that has audited our financial statements has also audited the effectiveness of our internal control over financial reporting as of December 31, 2014, as stated in their report included herein.

Changes in Internal Control Over Financial Reporting

No changes to our internal control over financial reporting occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act).

Item 9B. Other Information.

None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance.

We hereby incorporate by reference the information required by Item 10 of Form 10-K from the information appearing in our definitive Proxy Statement relating to our 2015 annual meeting of stockholders, which will be filed pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2014.

Code of Ethics

We have adopted a code of business conduct and ethics applicable to our directors, officers (including our principal executive officer, principal compliance officer, principal financial officer, and controller, or persons performing similar functions) and employees. In addition, we have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to such code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. Copies of our code of business conduct and ethics and our code of ethics will be provided to any person, without charge, upon request. Contact our Chief Compliance Officer at 212-326-1500 to request a copy or send the request to OHA Investment Corporation, Attn: Chief Compliance Officer, 1114 Avenue of the Americas, 27th Floor, New York, New York, 10036. Additionally, our code of business conduct and ethics is available on our corporate website, www.ohainvestmentcorporation.com, on the Corporate Governance page in the Investor Relations section. If any substantive amendments are made to our code of business conduct and ethics or if we grant any waiver, including any implicit waiver, from a provision of the code to any of our executive officers and directors, we will disclose the nature of such amendment or waiver in a report on Form 8-K.

Item 11. Executive Compensation.

We hereby incorporate by reference the information required by Item 11 of Form 10-K from the information appearing in our definitive Proxy Statement relating to our 2015 annual meeting of stockholders, which will be filed pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2014.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We hereby incorporate by reference the information required by Item 12 of Form 10-K from the information appearing in our definitive Proxy Statement relating to our 2015 annual meeting of stockholders, which will be filed pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2014.

Item 13. Certain Relationships and Related Transactions.

We hereby incorporate by reference the information required by Item 13 of Form 10-K from the information appearing in our definitive Proxy Statement relating to our 2015 annual meeting of stockholders, which will be filed pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2014.

Item 14. Principal Accountant Fees and Services.

We hereby incorporate by reference the information required by Item 14 of Form 10-K from the information appearing in our definitive Proxy Statement relating to our 2015 annual meeting of stockholders, which will be filed pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2014.

PART IV.

Item 15. Exhibits, Financial Statement Schedules.

(a)	We are filing the following documents as a part of this Annual Report on Form 10-K:
(1)	Financial Statements

(2)	Financial Statement Schedules

Schedule 12 – 14 Investments in and Advances to Affiliates	100
(b)	Exhibits required to be filed by Item 601 of Regulation S-K

See “Index to Exhibits” following the signature page for a description of the exhibits filed as part of this Annual Report on Form 10-K.

Schedule 12 – 14

OHA INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES(1)
December 31, 2014
(In Thousands)

Portfolio Company	Investment(2)	Year Ended December 31, 2014 Amount of Interest or Royalties Credited to Income(3)	As of December 31, 2013 Fair Value	Gross Additions(4)	Gross Reductions(5)	As of December 31, 2014 Fair Value
Control Investments
Contour Highwall Holdings, LLC	Term Loan	$833	$10,344	$413	$(6,257)	$4,500
	Membership Units	—	836	—	(836)	—
Spirit Resources, LLC	Tranche A Term Loan	428	5,500	58	(4,108)	1,450
	Tranche B Term Loan	143	3,664	745	(4,409)	—
	Preferred Units	—	3,356	—	(3,356)	—
	Overriding Royalty Interests	90	518	—	(193)	325
Subtotal Control Investments		$1,494	$24,218	$1,216	$(19,159)	$6,275
Affiliate Investments
OCI Holdings, LLC	Subordinated Note	$2,311	$15,268	$477	$(45)	$15,700
	OHA/OCI Investments, LLC Units	—	1,775	—	(45)	1,730
Subtotal Affiliate Investments		$2,311	$17,043	$477	$(90)	$17,430
Total Control Investments and Affiliate Investments		$3,805	$41,261	$1,693	$(19,249)	$23,705

(1)	This schedule should be read in conjunction with our Consolidated Financial Statements for the year ended December 31, 2014.
(2)	Warrants, units and common stock are generally non-income producing and restricted. The principal amount for debt, number of shares of common stock or number, or percentage of, units is shown in the Consolidated Schedule of Investments as of December 31, 2014.
(3)	Represents the total amount of interest, dividends or royalties, net of amortization, credited to income for the portion of the year an investment was included in our Control Investments or Affiliate Investments categories, as applicable.
(4)	Gross additions include increases in investments resulting from new portfolio company investments, payment-in-kind interest and the amortization of discounts or fees. Gross additions also include net increases in unrealized appreciation or net decreases in unrealized depreciation.
(5)	Gross reductions include decreases in the cost basis resulting from principal collections related to investment repayments, sales or write-offs. Gross reductions also include increases in net unrealized depreciation or net decreases in unrealized appreciation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OHA INVESTMENT CORPORATION

By:	/s/ ROBERT W. LONG Robert W. Long President and Chief Executive Officer

Date: March 12, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. This document may be executed by the signatories hereto on any number of counterparts, all of which constitute one and the same instrument.

Signature	Title	Date
/s/ ROBERT W. LONG Robert W. Long	President and Chief Executive Officer (Principal Executive Officer)	March 12, 2015
/s/ L. SCOTT BIAR L. Scott Biar	Chief Financial Officer, Treasurer and Chief Compliance Officer (Principal Financial and Accounting Officer)	March 12, 2015
/s/ GLENN R. AUGUST Glenn R. August	Director and Chairman of the Board	March 12, 2015
/s/ ROBERT B. OKUN Robert B. Okun	Director	March 12, 2015
/s/ STUART I. ORAN Stuart I. Oran	Director	March 12, 2015
/s/ JAMES A. STERN James A. Stern	Director	March 12, 2015
/s/ FRANK V. TANNURA Frank V. Tannura	Director	March 12, 2015

INDEX TO EXHIBITS

Exhibit No.	Exhibit
3.1	Articles of Incorporation (filed as Exhibit (a)(1) to our Registration Statement on Form N-2 filed on August 16, 2004 (Registration No. 333-118279) and incorporated herein by reference)
3.2	Articles of Amendment and Restatement (filed as Exhibit 3.2 to our Annual Report on Form 10-K filed on April 12, 2005 and incorporated herein by reference)
3.3	Amended and Restated Bylaws (filed as Exhibit 3.1 to our Current Report on Form 8-K filed on November 4, 2013 and incorporated herein by reference)
4.1*	Form of Stock Certificate
4.2*	Dividend Reinvestment Plan
10.1	Stock Purchase and Transaction Agreement dated as of July 21, 2014 by and among Registrant, OHA BDC Investor, LLC and Oak Hill Advisors, L.P. (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on July 21, 2014, and incorporated herein by reference)
10.2	Investment Advisory Agreement, dated September 30, 2014, between OHA Investment Corporation and Oak Hill Advisors, L.P. (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on October 2, 2014, and incorporated herein by reference)
10.3	Administration Agreement dated September 30, 2014, between OHA Investment Corporation and Oak Hill Advisors, L.P. (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on October 2, 2014, and incorporated herein by reference)
10.4	Form of Indemnity Agreement between the Registrant and the directors and officers of the Registrant (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on November 7, 2014 and incorporated herein by reference)
10.5	Custody Agreement between Registrant and Wells Fargo Bank, N.A. (filed as Exhibit (j)(1) to our Registration Statement on Form N-2 filed on October 15, 2007 (Registration No. 333-146715) and incorporated herein by reference)
10.6	Amendment No. 1 to Custody Agreement between Registrant and Wells Fargo Bank, N.A. (filed as Exhibit (j)(2) to our Pre-Effective Amendment No. 1 to Registration Statement on Form N-2 filed on September 24, 2004 (Registration No. 333-118279) and as Exhibit 10.8 to our Annual Report on Form 10-K filed on March 13, 2008 and incorporated herein by reference)
10.7	Amendment No. 2 to Custody Agreement between Registrant and Wells Fargo Bank, N.A. (filed as Exhibit 10.9 to our Annual Report on Form 10-K filed on March 13, 2008 and incorporated herein by reference)
10.8	Amendment No. 3 to Custody Agreement dated as of February 28, 2011, between Registrant and Wells Fargo Bank, N.A. (filed as Exhibit (j)(4) to our Amendment No. 1 Registration Statement on Form N-2 filed on April 28, 2011 (Registration No. 333-160923) and incorporated herein by reference)
10.9	Third Amended and Restated Revolving Credit Agreement effective as of May 23, 2013, between Registrant, the lenders from time to time party thereto and SunTrust Bank and Comerica Bank (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on May 23, 2013 and incorporated herein by reference)
10.10	First Amendment to the Third Amended and Restated Revolving Credit Agreement effective as of May 23, 2013, between Registrant, the lenders from time to time party thereto and SunTrust Bank, as administrative agent (filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on November 7, 2014 and incorporated herein by reference)
10.11	Treasury Secured Revolving Credit Agreement effective as of March 31, 2011, between Registrant, the lenders from time to time party thereto and SunTrust Bank (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on April 6, 2011 and incorporated herein by reference)

Exhibit No.	Exhibit
10.12	Consent and First Amendment to Treasury Secured Revolving Credit Agreement effective as of March 30, 2012, between Registrant, the lenders from time to time party thereto and SunTrust Bank (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 10, 2012 and incorporated herein by reference)
10.13	Second Amendment to Treasury Secured Revolving Credit Agreement effective as of September 25, 2012, between Registrant, the lenders from time to time party thereto and SunTrust Bank (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 8, 2012 and incorporated herein by reference)
10.14	Third Amendment to Treasury Secured Revolving Credit Agreement effective as of May 23, 2013, between Registrant, the lenders from time to time party thereto and Sun Trust Bank (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 7, 2013 and incorporated herein by reference)
10.15	Fourth Amendment to Treasury Secured Revolving Credit Agreement effective as of September 24, 2013, between Registrant, the lenders from time to time party thereto and Sun Trust Bank (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on November 7, 2013 and incorporated herein by reference)
10.16	Consent, Waiver and Fifth Amendment to Treasury Secured Revolving Credit Agreement effective as of September 24, 2013, between Registrant, the lenders from time to time party thereto and Sun Trust Bank (filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on November 7, 2014 and incorporated herein by reference)
14.1*	Code of Business Conduct and Ethics for members of the Board of Directors, Officers and Employees
14.2*	Code of Ethics adopted October 1, 2014
21.1*	Subsidiaries
31.1*	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Executive Officer
31.2*	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Financial Officer
32.1*	Section 1350 Certification by the Chief Executive Officer
32.2*	Section 1350 Certification by the Chief Financial Officer

*	Filed herewith.