Form 10-Q
period 2015-03-31
OHA Investment Corp
filed 2015-05-08
CIK 1297704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

(212) 852-1900

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

As of May 7, 2015, there were 20,342,483 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

OHA INVESTMENT CORPORATION

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Amounts)

	March 31,	December 31,
	2015	2014
	(Unaudited)
Assets
Investments in portfolio securities at fair value
Control investments
(cost: $29,101 and $28,661, respectively)	$5,491	$6,275
Affiliate investments
(cost: $18,116 and $17,986, respectively)	17,928	17,430
Non-affiliate investments
(cost: $172,968 and $153,100, respectively)	169,149	152,458
Total portfolio investments
(cost: $220,185 and $199,747, respectively)	192,568	176,163
Investments in U.S. Treasury Bills at fair value
(cost: $30,601 and $30,600, respectively)	30,601	30,600
Total investments	223,169	206,763
Cash and cash equivalents	29,960	31,455
Accounts receivable and other current assets	306	316
Interest receivable	2,135	2,090
Deferred loan costs and other prepaid assets	1,267	1,551
Total current assets	33,668	35,412
Total assets	$256,837	$242,175

Liabilities and net assets
Current liabilities
Accounts payable and accrued expenses	$2,123	$1,908
Management fees payable	678	695
Dividends payable	2,465	3,299
Income taxes payable	131	109
Short-term debt	30,000	30,000
Total current liabilities	35,397	36,011
Long-term debt	72,000	52,000
Total liabilities	107,397	88,011
Commitments and contingencies (Note 6)
Net assets
Common stock, $.001 par value, 250,000,000 shares authorized;
20,543,939 and 20,616,422 shares issued and outstanding	21	21
Paid-in capital in excess of par	244,099	244,473
Undistributed net investment income (loss)	(4,861)	(4,565)
Undistributed net realized capital gain (loss)	(65,319)	(65,298)
Net unrealized appreciation (depreciation) on investments	(24,500)	(20,467)
Total net assets	149,440	154,164
Total liabilities and net assets	$256,837	$242,175
Net asset value per share	$7.27	$7.48

(See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

(Unaudited)

	For The Three Months Ended
	March 31,
	2015	2014
Investment income
Interest income:
Control investments	$-	$578
Affiliate investments	602	518
Non-affiliate investments	3,175	3,669
Dividend income:
Non-affiliate investments	988	983
Royalty income, net of amortization:
Control investments	13	21
Non-affiliate investments	-	25
Other income	38	64
Total investment income	4,816	5,858
Operating expenses
Interest expense and bank fees	652	613
Management fees	678	1,346
Costs related to strategic alternatives review	-	457
Professional fees, net of legal fees of $287 and $557,
respectively, related to ATP bankruptcy (See Note 6)	531	286
Other general and administrative expenses	764	1,223
Total operating expenses	2,625	3,925
Income tax provision, net	22	19
Net investment income	2,169	1,914
Net realized capital gain (loss) on investments
Control investments	(21)	(325)
Affiliate investments	-	95
Non-affiliate investments	-	(9,382)
Total net realized capital gain (loss) on investments	(21)	(9,612)
Net unrealized appreciation (depreciation) on investments
Control investments	(1,224)	(3,428)
Affiliate investments	368	(1,888)
Non-affiliate investments	(3,177)	6,635
Total net unrealized appreciation (depreciation) on investments	(4,033)	1,319

Net decrease in net assets resulting from operations	$(1,885)	$(6,379)

Net decrease in net assets resulting from operations per common share	$(0.09)	$(0.31)

Dividends declared per common share	$0.12	$0.16
Weighted average shares outstanding - basic and diluted	20,612	20,499

(See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

(In Thousands, Except Per Share Data)

(Unaudited)

	For The Three Months Ended
	March 31,
	2015	2014
Increase (decrease) in net assets from operations
Net investment income	$2,169	$1,914
Net realized capital loss on investments	(21)	(9,612)
Net unrealized appreciation (depreciation) on investments	(4,033)	1,319
Net decrease in net assets resulting from operations	(1,885)	(6,379)
Distributions to common stockholders
Distributions from net investment income	(2,465)	(2,329)
Return of capital	-	(951)
Net decrease in net assets from distributions	(2,465)	(3,280)
Capital transactions
Acquisition of common stock under repurchase plan	(374)	-
Net decrease in net assets from capital transactions	(374)	-
Net decrease in net assets	(4,724)	(9,659)
Net assets, beginning of period	154,164	188,552
Net assets, end of period	$149,440	$178,893
Net asset value per common share at end of period	$7.27	$8.73
Common shares outstanding at end of period	20,544	20,499

(See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	For The Three Months Ended
	March 31,
	2015	2014
Cash flows from operating activities
Net decrease in net assets resulting from operations	$(1,885)	$(6,379)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash provided by (used in) operating activities:
Payment-in-kind interest	(118)	(310)
Net amortization of premiums, discounts and fees	(106)	(135)
Net realized capital (gain) loss on investments	21	9,612
Net unrealized depreciation (appreciation) on investments	4,033	(1,319)
Amortization of deferred loan costs	283	244
Effects of changes in operating assets and liabilities:
Accounts receivable and other current assets	10	74
Interest receivable	(45)	47
Prepaid assets	1	177
Payables and accrued expenses	220	947
Purchase of investments in portfolio securities	(21,108)	(1,116)
Proceeds from redemption of investments in portfolio securities	873	1,279
Purchase of investments in U.S. Treasury Bills	(30,601)	(46,001)
Proceeds from redemption of investments in U.S. Treasury Bills	30,600	46,000
Net cash provided by (used in) operating activities	(17,822)	3,120
Cash flows from financing activities
Borrowings under revolving credit facilities	80,000	76,000
Repayments on revolving credit facilities	(60,000)	(72,000)
Acquisition of common stock under repurchase plan	(374)	-
Dividends paid	(3,299)	(3,280)
Net cash provided by financing activities	16,327	720
Net increase (decrease) in cash and cash equivalents	(1,495)	3,840
Cash and cash equivalents, beginning of period	31,455	29,298
Cash and cash equivalents, end of period	$29,960	$33,138

(See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2015

(In Thousands, Except Share Amounts and Percentages)

(Unaudited)

Portfolio Company	Industry Segment	Investment (1)	Principal	Cost	Fair Value (2)
PORTFOLIO INVESTMENTS
Control Investments - (More than 25% owned)
Contour Highwall Holdings, LLC	Coal Mining	Senior Secured Term Loan	$10,757	$10,778	$4,500
		(12%, due 10/14/2015) (6) (14)
		Unsecured Promissory Note	440	440	-
		(6%, due 4/11/2016) (6)
		800 Membership Units representing		-	-
		80% of the common equity (10)

Spirit Resources, LLC	Oil & Natural Gas	Tranche A - Senior Secured Term Loan	5,500	5,464	726
	Production and Development	(The greater of 8% or LIBOR + 4%,
		due 4/28/2015) (6) (16)
		Tranche B - Senior Secured Term Loan	4,409	4,409	-
		(The greater of 15% PIK or LIBOR + 11%,
		due 10/28/2015) (6)
		80,000 Preferred Units representing		8,000	-
		100% of the outstanding equity
		3% Overriding Royalty Interest		10	265

Subtotal Control Investments - (More than 25% owned)				$29,101	$5,491

Affiliate Investments - (5% to 25% owned)
OCI Holdings, LLC	Home Health Services	Subordinated Note	$15,818	$15,616	$15,818
		(The greater of 12% or LIBOR + 11% cash
		plus 3% PIK, due 8/15/2018) (13)
		OHA/OCI Investments, LLC Class A
		Units representing 20.8% diluted ownership
		of OCI Holdings, LLC		2,500	2,110

Subtotal Affiliate Investments - (5% to 25% owned)				$18,116	$17,928

Non-affiliate Investments - (Less than 5% owned)
Castex Energy 2005, LP	Oil & Natural Gas	Redeemable Preferred LP Units	$50,000	$50,018	$55,475
	Production and Development	(current pay 8% cash, due 7/1/2016) (9)

ATP Oil & Gas Corporation/	Oil & Natural Gas	Limited Term Royalty Interest		26,413	20,972
Bennu Oil & Gas, LLC	Production and Development	(Notional rate of 13.2%) (15)

Foundation Building Materials, LLC	Building Materials	Second Lien Term Loan	18,700	18,515	18,513
		(The greater of 12% or LIBOR + 1%,
		due 4/30/2019)

Shoreline Energy, LLC	Oil & Natural Gas	Second Lien Term Loan	13,222	12,893	11,866
	Production and Development	(The greater of 10.25% or LIBOR +
		9%, or the greater of 10.25% or
		Prime + 8%, due 3/30/2019)

Talos Production, LLC	Oil & Natural Gas	Senior Unsecured Notes	12,000	11,954	8,400
	Production and Development	(9.75%, due 2/15/2018) (3)

Citadel Plastics Holdings, Inc.	Chemicals	Second Lien Term Loan	10,000	9,904	10,188
		(The greater of 9% or LIBOR + 8%,
		due 11/5/2021) (3)

(See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2015

(In Thousands, Except Share Amounts and Percentages)

(Unaudited — Continued)

Portfolio Company	Industry Segment	Investment (1)	Principal	Cost	Fair Value (2)
PORTFOLIO INVESTMENTS - Continued
Non-affiliate Investments - (Less than 5% owned) - Continued
Appriss Holdings, Inc.	Information Services	Second Lien Term Loan	$10,000	$9,856	$9,850
		(The greater of 9.25% or LIBOR +
		8.25%, due 5/21/2021)

WP Mustang (Electronic	Financial Services	Second Lien Term Loan	10,000	9,830	9,791
Funds Services, LLC)		(The greater of 8.5% or LIBOR +
		7.5%, due 5/29/2022) (3)

KOVA International, Inc.	Medical Supplies	Senior Subordinated Notes	9,000	8,874	9,000
	Manufacturing and Distribution	(12.75%, due 8/15/2018)

Gramercy Park CLO Ltd. (5)	Financial Services	Subordinated Notes, Residual Interest	9,000	6,892	7,605
		(11.95%, based on cost, due 7/17/2023) (3)

Huff Energy Holdings, Inc.	Oil & Natural Gas	Senior Secured Term Loan	5,020	4,989	5,020
	Production and Development	(The greater of 12.5% or LIBOR +
		8.5%, due 11/20/2015)
		3% Overriding Royalty Interest (11)		42	47
		Warrants (12)		42	47

Stardust Financial Holdings (Hanson)	Building Materials	Second Lien Term Loan	2,500	2,278	2,375
		(The greater of 10.5% or LIBOR +
		1%, due 3/13/2023) (3)

Globe BG, LLC	Coal Production	Contingent earn-out related to July 2011 sale		-	-
		of royalty interests in Alden Resources, LLC (8)

Myriant Corporation	Alternative Fuels and	131,741 shares of common stock, representing		419	-
	Specialty Chemicals	0.56% of the outstanding common shares
		Warrants (7)		49	-

Subtotal Non-affiliate Investments - (Less than 5% owned)				$172,968	$169,149
Subtotal Portfolio Investments (86.3% of total investments)				$220,185	$192,568

GOVERNMENT SECURITIES
U.S. Treasury Bills (4)			$30,601	$30,601	$30,601
Subtotal Government Securities (13.7% of total investments)				$30,601	$30,601

TOTAL INVESTMENTS				$250,786	$223,169

(See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2015

(Unaudited — Continued)

NOTES TO CONSOLIDATED SCHEDULE OF INVESTMENTS

(1)	All of our portfolio investments are pledged as collateral for obligations under our Investment Facility. Our investments in U.S. Treasury Bills are pledged as collateral for obligations under our Treasury Facility. See Note 3 of Notes to Consolidated Financial Statements. Percentages represent interest rates in effect at the end of the period and due dates represent the contractual maturity dates. Warrants, common stocks, units and earn-outs are non-income producing securities, unless otherwise stated.

(2)	Our Board of Directors determines, in good faith, the fair value of our investments. Fair value is determined using unobservable inputs (Level 3 hierarchy), unless otherwise stated.

(3)	Fair value is determined using prices with observable market inputs (Level 2 hierarchy). See Note 7 of Notes to Consolidated Financial Statements.

(4)	Fair value is determined using prices for identical securities in active markets (Level 1 hierarchy). See Note 7 of Notes to Consolidated Financial Statements.

(5)	We have determined that this investment is not a “qualifying asset” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. We monitor the status of these assets on an ongoing basis.

(6)	Investment on non-accrual status.

(7)	Myriant Corporation warrants expire on August 15, 2015 and provide us the right to purchase 32,680 shares of Myriant Corporation common stock at a purchase price of $10.00 per share.

(8)	Contingent payment of up to $6.8 million is dependent upon Alden Resources, LLC’s ability to achieve certain sales volume and operating efficiency levels during the three-year period ended July 2014. The reporting and review mechanism to conclude the ultimate value of the earn-out has not yet been completed. Globe BG, LLC has informally advised us that the company’s relative cost of production has not improved since July 2011.

(9)	Upon redemption, we will receive the outstanding face amount plus an option to elect to receive either: a) a cash payment resulting in a total 12% IRR (inclusive of the 8% cash distributions) or b) our pro rata share of 2% of the outstanding regular limited partner interests in Castex Energy 2005, LP (0.67% net to us).

(10)	The fair value of our Contour Highwall Holdings, LLC, or Contour, membership units also includes the value attributable to our ownership of 8,000 shares of common stock of Bundy Auger Mining, Inc., an affiliate of Contour.

(11)	Huff Energy Holdings, Inc., or HEH, overriding royalty interests are effective the earlier of repayment in full of the Term Loan or the maturity date of the Term Loan. HEH has the right to purchase the overriding royalty interests on, or before, the maturity date of the Term Loan for $50,000, provided that the Term Loan is repaid by the maturity date.

(12)	HEH warrants expire seven years after repayment of the Term Loan and entitle us to purchase 30% of the outstanding equity at $0.01 per share. HEH has the right to purchase these warrants on, or before, the maturity date of the Term Loan for $50,000, provided that the Term Loan is repaid by the maturity date.

(13)	Effective July 9, 2014, we executed a third amendment to our credit agreement with OCI Holdings, LLC, or OCI, to amend certain covenant limits in exchange for increases in OCI’s interest to the greater of 12% or LIBOR plus 11% cash, plus 3% payment-in-kind, or PIK.

(14)	Contour has not made its September 2014 through March 2015 interest payments on the Senior Secured Term Loan. This investment was placed on non-accrual effective October 1, 2014.

(15)	For more information, please refer to the discussion of the ATP litigation under the heading “Legal Proceedings” in Note 6 to the Consolidated Financial Statements.

(16)	Spirit Resources, LLC, or Spirit, has not made its November 2014 through March 2015 interest payments on the Tranche A Senior Secured Term Loan. This investment was placed on non-accrual effective November 1, 2014.

(See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2014

(In Thousands, Except Share Amounts and Percentages)

Portfolio Company	Industry Segment	Investment (1)	Principal	Cost	Fair Value (2)
PORTFOLIO INVESTMENTS
Control Investments - (More than 25% owned)
Contour Highwall Holdings, LLC	Coal Mining	Senior Secured Term Loan	$10,757	$10,778	$4,500
		(12%, due 10/14/2015) (6) (14)
		800 Membership Units representing		-	-
		80% of the common equity (10)

Spirit Resources, LLC	Oil & Natural Gas	Tranche A - Senior Secured Term Loan	5,500	5,464	1,450
	Production and Development	(The greater of 8% or LIBOR + 4%,
		due 4/28/2015) (6) (16)
		Tranche B - Senior Secured Term Loan	4,409	4,409	-
		(The greater of 15% PIK or LIBOR + 11%,
		due 10/28/2015) (6)
		80,000 Preferred Units representing		8,000	-
		100% of the outstanding equity
		3% Overriding Royalty Interest		10	325

Subtotal Control Investments - (More than 25% owned)				$28,661	$6,275

Affiliate Investments - (5% to 25% owned)
OCI Holdings, LLC	Home Health Services	Subordinated Note	$15,700	$15,486	$15,700
		(The greater of 12% or LIBOR + 11% cash
		plus 3% PIK, due 8/15/2018) (13)
		OHA/OCI Investments, LLC Class A
		Units representing 20.8% diluted ownership
		of OCI Holdings, LLC		2,500	1,730

Subtotal Affiliate Investments - (5% to 25% owned)				$17,986	$17,430

Non-affiliate Investments - (Less than 5% owned)
Castex Energy 2005, LP	Oil & Natural Gas	Redeemable Preferred LP Units	$50,000	$50,021	$54,906
	Production and Development	(current pay 8% cash, due 7/1/2016) (9)

ATP Oil & Gas Corporation/	Oil & Natural Gas	Limited Term Royalty Interest		26,767	23,700
Bennu Oil & Gas, LLC	Production and Development	(Notional rate of 13.2%) (15)

Shoreline Energy, LLC	Oil & Natural Gas	Second Lien Term Loan	13,417	13,071	11,985
	Production and Development	(The greater of 10.25% or LIBOR +
		9%, or the greater of 10.25% or
		Prime + 8%, due 3/30/2019)

Talos Production, LLC	Oil & Natural Gas	Senior Unsecured Notes	12,000	11,951	10,920
	Production and Development	(9.75%, due 2/15/2018) (3)

Citadel Plastics Holdings, Inc.	Chemicals	Second Lien Term Loan	10,000	9,901	9,900
		(The greater of 9% or LIBOR + 8%,
		due 11/5/2021) (3)

(See accompanying notes to consolidated financial statements)

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2014

(In Thousands, Except Share Amounts and Percentages)

(Continued)

Portfolio Company	Industry Segment	Investment (1)	Principal	Cost	Fair Value (2)
PORTFOLIO INVESTMENTS - Continued
Non-affiliate Investments - (Less than 5% owned) - Continued
Appriss Holdings, Inc.	Information Services	Second Lien Term Loan	$10,000	$9,852	$9,850
		(The greater of 9.25% or LIBOR +
		8.25%, due 5/21/2021)

WP Mustang (Electronic	Financial Services	Second Lien Term Loan	10,000	9,826	9,675
Funds Services, LLC)		(The greater of 8.5% or LIBOR +
		7.5%, due 5/29/2022) (3)

KOVA International, Inc.	Medical Supplies	Senior Subordinated Notes	9,000	8,867	9,000
	Manufacturing and Distribution	(12.75%, due 8/15/2018)

Gramercy Park CLO Ltd. (5)	Financial Services	Subordinated Notes, Residual Interest	9,000	7,014	7,110
		(11.95%, based on cost, due 7/17/2023) (3)

Huff Energy Holdings, Inc.	Oil & Natural Gas	Senior Secured Term Loan	5,320	5,278	5,320
	Production and Development	(The greater of 12.5% or LIBOR +
		8.5%, due 11/20/2015)
		3% Overriding Royalty Interest (11)		42	46
		Warrants (12)		42	46

Globe BG, LLC	Coal Production	Contingent earn-out related to July 2011 sale		-	-
		of royalty interests in Alden Resources, LLC (8)

Myriant Corporation	Alternative Fuels and	131,741 shares of common stock, representing		419	-
	Specialty Chemicals	0.56% of the outstanding common shares
		Warrants (7)		49	-

Subtotal Non-affiliate Investments - (Less than 5% owned)				$153,100	$152,458
Subtotal Portfolio Investments (85.2% of total investments)				$199,747	$176,163

GOVERNMENT SECURITIES
U.S. Treasury Bills (4)			$30,600	$30,600	$30,600
Subtotal Government Securities (14.8% of total investments)				$30,600	$30,600

TOTAL INVESTMENTS				$230,347	$206,763

(See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2014

(Continued)

NOTES TO CONSOLIDATED SCHEDULE OF INVESTMENTS

(1)	All of our portfolio investments are pledged as collateral for obligations under our Investment Facility. Our investments in U.S. Treasury Bills are pledged as collateral for obligations under our Treasury Facility. See Note 3 of Notes to Consolidated Financial Statements. Percentages represent interest rates in effect at the end of the period and due dates represent the contractual maturity dates. Warrants, common stocks, units and earn-outs are non-income producing securities, unless otherwise stated.

(2)	Our Board of Directors determines, in good faith, the fair value of our investments. Fair value is determined using unobservable inputs (Level 3 hierarchy), unless otherwise stated.

(3)	Fair value is determined using prices with observable market inputs (Level 2 hierarchy). See Note 7 of Notes to Consolidated Financial Statements.

(4)	Fair value is determined using prices for identical securities in active markets (Level 1 hierarchy). See Note 7 of Notes to Consolidated Financial Statements.

(5)	We have determined that this investment is not a “qualifying asset” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. We monitor the status of these assets on an ongoing basis.

(6)	Non-accrual status.

(7)	Myriant Corporation warrants expire on August 15, 2015 and provide us the right to purchase 32,680 shares of Myriant Corporation common stock at a purchase price of $10.00 per share.

(8)	Contingent payment of up to $6.8 million is dependent upon Alden Resources, LLC’s ability to achieve certain sales volume and operating efficiency levels during the three-year period ended July 2014. The reporting and review mechanism to conclude the ultimate value of the earn-out has not yet been completed. Globe BG, LLC has informally advised us that the company’s relative cost of production has not improved since July 2011.

(9)	Upon redemption, we will receive the outstanding face amount plus an option to elect to receive either: a) a cash payment resulting in a total 12% IRR (inclusive of the 8% cash distributions) or b) our pro rata share of 2% of the outstanding regular limited partner interests in Castex Energy 2005, LP (0.67% net to us).

(10)	The fair value of our Contour Highwall Holdings, LLC, or Contour, membership units also includes the value attributable to our ownership of 8,000 shares of common stock of Bundy Auger Mining, Inc., an affiliate of Contour.

(11)	Huff Energy Holdings, Inc., or HEH, overriding royalty interests are effective the earlier of repayment in full of the Term Loan or the maturity date of the Term Loan. HEH has the right to purchase the overriding royalty interests on, or before, the maturity date of the Term Loan for $50,000, provided that the Term Loan is repaid by the maturity date.

(12)	HEH warrants expire seven years after repayment of the Term Loan and entitle us to purchase 30% of the outstanding equity at $0.01 per share. HEH has the right to purchase these warrants on, or before, the maturity date of the Term Loan for $50,000, provided that the Term Loan is repaid by the maturity date.

(13)	Effective July 9, 2014, we executed a third amendment to our credit agreement with OCI Holdings, LLC, or OCI, to amend certain covenant limits in exchange for increases in OCI’s interest to the greater of 12% or LIBOR plus 11% cash, plus 3% payment-in-kind, or PIK.

(14)	Contour has not made its September 2014 through December 2014 interest payments on the Senior Secured Term Loan.

(15)	For more information, please refer to the discussion of the ATP litigation under the heading “Legal Proceedings” in Note 6 to the Consolidated Financial Statements.

(16)	Spirit Resources, LLC, or Spirit, has not made its November 2014 through December 2014 interest payments on the Tranche A Senior Secured Term Loan.

(See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION

CONSOLIDATED FINANCIAL HIGHLIGHTS

(Unaudited)

	For the Three Months Ended March 31,
Per Share Data (1)	2015	2014
Net asset value, beginning of period	$7.48	$9.20
Net investment income	0.11	0.09
Net realized and unrealized loss on investments (2)	(0.20)	(0.40)
Net decrease in net assets resulting from operations	(0.09)	(0.31)
Distributions to common stockholders
Distributions from net operating income	(0.12)	(0.11)
Return of capital	-	(0.05)
Net decrease in net assets from distributions	(0.12)	(0.16)
Net asset value, end of period	$7.27	$8.73

Market value, beginning of period	$4.69	$7.47
Market value, end of period	$5.27	$6.76
Market value return (3)	14.9%	(7.3)%
Net asset value return (3)	(0.6)%	(2.8)%

Ratios and Supplemental Data
($ and shares in thousands)
Net assets, end of period	$149,440	$178,893
Average net assets	$153,219	$186,856
Common shares outstanding, end of period	20,544	20,499
Net investment income/average net assets (4)	5.7%	4.2%
Portfolio turnover rate	0.5%	0.5%
Total operating expenses/average net assets (4) (5)	7.0%	8.5%
Net decrease in net assets resulting from operations/average net assets (4)	(5.0)%	(13.9)%

Expense Ratios (as a percentage of average net assets) (4)
Interest expense and bank fees	1.7%	1.3%
Management fees	1.8%	2.9%
Costs related to strategic alternatives review	0.0%	1.0%
Other operating expenses (5)	3.5%	3.3%
Total operating expenses (5)	7.0%	8.5%

(1)	Per Share Data is based on weighted average number of common shares outstanding for the period.
(2)	May include a balancing amount necessary to reconcile the change in net asset value per share with other per share information presented. This amount may not agree with the aggregate gains and losses for the period because the difference in the net asset value at the beginning and end of the period may not equal the per share changes of the line items disclosed.
(3)	Return calculations assume reinvestment of dividends and are not annualized.
(4)	Annualized.
(5)	Net of legal fee reimbursements of $0.3 million and $0.6 million in 2015 and 2014, respectively. Excluding these legal fee reimbursements, other operating expense ratio and total operating expense ratios would have been 4.3% and 7.7% and 4.5% and 9.7%, respectively, for the three months ended March 31, 2015 and 2014.

(See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

Note 1: Organization and Recent Developments

These consolidated financial statements present the financial position, results of operations and cash flows of OHA Investment Corporation and its consolidated subsidiaries. The terms “we,” “us,” “our” and “OHAI” refer to OHA Investment Corporation and its consolidated subsidiaries. We are a specialty finance company that was organized in July 2004 as a Maryland corporation. Our investment objective is to generate both current income and capital appreciation primarily through debt investments with certain equity components. We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company, or a BDC, under the Investment Company Act of 1940, or the 1940 Act. For federal income tax purposes we operate so as to be treated as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. We have several direct and indirect subsidiaries that are single-member limited liability companies and wholly-owned limited partnerships established to hold certain portfolio investments or provide services to us in accordance with specific rules prescribed for a company operating as a RIC. We consolidate the financial results of our wholly-owned subsidiaries for financial reporting purposes, and we do not consolidate the financial results of our portfolio companies.

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

We prepare the interim consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. We omit certain information and footnote disclosures normally included in audited financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, pursuant to such rules and regulations. We believe we include all adjustments, which are of a normal recurring nature, so that these financial statements fairly present our financial position, results of operations and cash flows. Interim results are not necessarily indicative of results for a full year. You should read these unaudited consolidated financial statements in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Distributions

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

	Per Share
Declaration Date	Amount	Record Date	Payment Date
March 18, 2014	$0.16	March 31, 2014	April 7, 2014
June 10, 2014	0.16	June 30, 2014	July 7, 2014
September 11, 2014	0.16	September 30, 2014	October 7, 2014
December 17, 2014	0.16	December 31, 2014	January 9, 2015
March 3, 2015	0.12	March 31, 2015	April 8, 2015

Note 3: Credit Facilities and Borrowings

On May 23, 2013, we entered into the $72.0 million Third Amended and Restated Revolving Credit Agreement, or the Investment Facility, which replaced our previous credit facility. The total amounts outstanding under the Investment Facility were $72.0 million and $52.0 million as of March 31, 2015 and December 31, 2014, respectively. Substantially all of our assets, except our investments in U.S. Treasury Bills, are pledged as collateral for the obligations under the Investment Facility. The Investment Facility matures on May 23, 2016, and bears interest, at our option, at either (i) LIBOR plus 325 to 475 basis points, or (ii) the base rate plus 225 to 375 basis points, both based on our amounts outstanding. As of March 31, 2015, the average interest rate on our outstanding balance of $72.0 million was 3.9%, and there was no additional amount available for borrowing under the Investment Facility. We repaid $25.0 million of the balance outstanding under the Investment Facility in early April 2015.

On March 31, 2011, we entered into a $30.0 million Treasury Secured Revolving Credit Agreement, or the Treasury Facility, that can only be used to purchase U.S. Treasury Bills. Proceeds from the Treasury Facility facilitate the growth of our investment portfolio and provide flexibility in the sizing of our portfolio investments. The Treasury Facility has been amended from time to time, generally to extend the expiration date and, in some cases, to revise the size of the facility. On September 24, 2014, we entered into a fifth amendment to the Treasury Facility which extended the expiration date to September 24, 2015, reduced the size of the Treasury Facility to $30.0 million, and permitted the appointment of OHA as our investment advisor. Borrowings under the Treasury Facility bear interest, at our option, at either (i) LIBOR plus 150 basis points or (ii) the base rate plus 50 basis points. We have the right at any time to prepay the amounts outstanding under the Treasury Facility, in whole or in part, without premium or penalty. As of March 31, 2015, we had $30.0 million outstanding and no additional amount available for borrowing under the Treasury Facility, and the interest rate on our outstanding balance was 1.7%. We repaid the entire balance outstanding under the Treasury Facility in April 2015 with proceeds from the sale of U.S. Treasury Bills.

Both the Investment Facility and the Treasury Facility contain affirmative and reporting covenants and certain financial ratio and restrictive covenants. We have complied with these covenants throughout 2015 and 2014 and had no existing defaults or events of default under either facility. The most restrictive covenants, with terms as defined in the credit agreements, are:

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

Note 4: Investment Management

Investment Advisory Agreement

On September 30, 2014, we entered into an Investment Advisory Agreement with OHA, an investment adviser registered under the 1940 Act, pursuant to which OHA replaced NGP Investment Advisor, LP as our investment advisor. The initial term of the Investment Advisory Agreement is for two years, with automatic, one-year renewals, subject to approval by our Board of Directors, a majority of whom are not “interested” persons (as defined in the 1940 Act) of us. Pursuant to the Investment Advisory Agreement, OHA implements our business strategy on a day-to-day basis and performs certain services for us, subject to the supervision of our Board of Directors. Under the Investment Advisory Agreement, we pay OHA a fee consisting of two components — a base management fee and an incentive fee.

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

Incentive Fee: The incentive fee consists of two parts. The first part, the investment income incentive fee, is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the fiscal quarter for which the fee is being calculated. Pre-incentive fee net investment income means interest income, dividend income, royalty payments, net profits interest payments, and any other income (including any other fees, such as commitment, origination, syndication, structuring, diligence, monitoring and consulting fees or other fees that we receive from portfolio companies) accrued during the fiscal quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income that we have not yet received in cash. Accordingly, we may pay an incentive fee based partly on accrued investment income, the collection of which is uncertain or deferred. Net investment income does not include any realized capital gains, realized capital losses, or unrealized capital appreciation or depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets (defined as total assets less liabilities at the end of the immediately preceding fiscal quarter) is compared to a “hurdle rate” of 1.75% per quarter (7% annualized). OHA receives no incentive fee for any fiscal quarter in which our pre-incentive fee net investment income does not exceed the hurdle rate. OHA receives an incentive fee equal to 100% of our pre-incentive fee net investment income for any fiscal quarter in which our pre-incentive fee net investment income exceeds the hurdle rate but is less than 2.1875% (8.75% annualized) of net assets (also referred to as the “catch up” provision) plus 20% of our pre-incentive fee net investment income for such fiscal quarter greater than 2.1875% (8.75% annualized) of net assets. We have not incurred any investment income incentive fees since the Investment Advisory Agreement went into effect on September 30, 2014.

The second part of the incentive fee, the capital gains fee, is determined and payable in arrears as of the end of each fiscal year (or, upon termination of the Investment Advisory Agreement, as of the termination date). The capital gains fee is equal to 20% of our cumulative aggregate realized capital gains from the date of the Investment Advisory Agreement through the end of that fiscal year, computed net of our cumulative aggregate realized capital losses and cumulative aggregate unrealized depreciation on investments for the same time period. The aggregate amount of any previously paid capital gains incentive fees to OHA is subtracted from the capital gains incentive fee calculated. If such amount is negative, then there is no capital gains fee for such year. For the purposes of the capital gains fee, any gains and losses associated with our investment portfolio as of September 30, 2014 shall be excluded from the capital gains fee calculation. We have not incurred any capital gains fees since the Investment Advisory Agreement went into effect on September 30, 2014.

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

Incentive Fee: The incentive fee under the previous investment advisory agreement consisted of two parts. We calculated the first part of the incentive fee, the investment income incentive fee, as 20% of the excess, if any, of our net investment income for the quarter that exceeded a quarterly hurdle rate equal to 2% (8% annualized) of our net assets, with no “catch up” provision. We calculated and paid this investment income incentive fee quarterly in arrears. For the purpose of this fee calculation, net investment income was defined similarly to that under the Investment Advisory Agreement. We did not incur any investment income incentive fees in 2014 under the previous investment advisory agreement.

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

Administration Agreement

On September 30, 2014, we entered into an Administration Agreement with OHA pursuant to which OHA replaced NGP Administration, LLC as our administrator and furnishes us with certain administrative services, personnel and facilities. The Administration Agreement has an initial term of two years. Payments under the Administration Agreement are equal to our allocable portion of OHA’s overhead in performing its obligations under the Administration Agreement, including all administrative services necessary for our operation and the conduct of our business. The aggregate amount of certain costs and expenses payable by us under the Investment Advisory Agreement and the Administration Agreement for the period from October 1, 2014 to September 30, 2015 shall not exceed $2.5 million (the “Cap”); provided that, generally speaking, interest expense and bank fees, management and incentive fees, legal and professional fees, insurance expenses, taxes and costs related to the change in investment advisor are not subject to the Cap. The Administration Agreement may be terminated at any time, without penalty, by a vote of our Board of Directors or by OHA upon 60 days’ written notice to the other party.

Prior to the September 30, 2014 appointment of OHA as our administrator, we had a similar administration agreement with our previous administrator, NGP Administration, LLC, with similar provisions as the Administration Agreement, except that under the previous administration agreement, (i) there was no Cap on expenses payable by us, and (ii) a portion of compensation costs of investment professionals and certain other costs were allocated to us that are not allocable to us under the Administration Agreement.

We owed $156,000 and $229,000 to OHA under the Administration Agreement as of March 31, 2015 and December 31, 2014, respectively, for expenses incurred on our behalf for the final month of the respective quarterly period. We include these amounts in accounts payable and accrued expenses on our consolidated balance sheets.

Note 5: Federal Income Taxes

We operate so as to qualify, for tax purposes, as a RIC under Subchapter M of Chapter 1 of the Code. As a RIC, we are generally not subject to corporate-level U.S. federal income taxes on the portion of our investment company taxable income and net capital gain (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) that we distribute to our stockholders. To qualify as a RIC, we are required, among other things, to distribute to our stockholders each year at least 90% of investment company taxable income, as defined by the Code, and to meet certain asset-diversification requirements.

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

Note 6: Commitments and Contingencies

We have continuing obligations under the Investment Advisory Agreement and the Administration Agreement with OHA. See Note 4. The agreements provide that, absent willful misfeasance, bad faith or gross negligence in the performance of its duties or the reckless disregard of its duties and obligations, OHA and its officers, managers, agents, employees, controlling persons, members and any other person or entity affiliated with OHA will be entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of services under the agreements or otherwise as our investment advisor or administrator. The agreements also provide that OHA and its affiliates will not be liable to us or any stockholder for any error of judgment, mistake of law, any loss or damage with respect to any of our investments or any action taken or omitted to be taken by OHA in connection with the performance of any of its duties or obligations under the agreements or otherwise as investment advisor or administrator to us, except to the extent specified in Section 36(b) of the 1940 Act concerning loss resulting from a breach of fiduciary duty with respect to the receipt of compensation for services. In the normal course of business, we enter into a variety of undertakings containing a variety of representations that may expose us to some risk of loss. We do not expect significant losses, if any, from such undertakings.

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

ATP Litigation. On August 17, 2012, ATP Oil & Gas Corporation, or ATP, filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Texas. Prior to the bankruptcy filing, we purchased limited term overriding royalty interests, or ORRIs, in certain offshore oil and gas producing properties operated by ATP (generally, the Gomez and Telemark properties). On August 23, 2012, on a motion filed by ATP, the bankruptcy judge presiding over ATP’s case signed an order (Bankr. Dkt. No. 191) requiring ATP to pay amounts received after August 17, 2012 to those parties it believes are entitled to receive them, including the ORRI holders, provided that the owners of the ORRIs execute a disgorgement agreement providing for the repayment of any amounts that the bankruptcy court later finds to have been inappropriately paid. We executed the disgorgement agreement and began receiving monthly distributions in September 2012 from ATP of our share of production proceeds received by ATP after August 17, 2012. As of March 15, 2015, our unrecovered investment was $26.5 million, and we had received aggregate production payments of $33.9 million subject to the disgorgement agreement; both of these amounts are the subject of disputes in the litigation described herein.

As of March 31, 2015, we had incurred legal and consulting fees totaling $5.1 million in connection with the enforcement of our rights under the ORRIs. On various occasions, we have provided notice that such legal expenses will be added to our unrecovered investment balance to the extent they are not reimbursed. To date, we have not received any payments on account of legal expenses aside from our receipt of regular monthly production payments. We add our legal expenses to the unrecovered investment balance in accordance with our transaction documents. As of March 31, 2015, $4.7 million of the $5.1 million in legal and consulting fees have been added to, and are thus included in, the unrecovered investment balance under the terms of our transaction documents. The remaining amounts of legal and consulting fees, totaling $0.4 million and $0.1 million as of March 31, 2015 and December 31, 2014, respectively, are included in accounts receivable and other current assets on our consolidated balance sheets and are, thus, not included in the unrecovered investment balance as of such dates.

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

On April 23, 2013, the Department of the Interior, on behalf of the Bureau of Safety and Environmental Enforcement, issued an order directing that the wells on the Gomez properties be shut in and that operations cease. Operations and production ceased on the Gomez properties on April 30, 2013. On June 13, 2013, the bankruptcy court entered an order (Bankr. Dkt. No. 1999) approving ATP’s request (set forth in Bankr. Dkt. No. 1902) to reject and/or abandon and relinquish its interests in the Gomez properties and related agreements, or the Abandonment Order. Consequently, we no longer receive payments attributable to the Gomez properties.

On May 7, 2013, ATP conducted an auction of its assets, and ATP selected a credit bid from Credit Suisse AG, as administrative and collateral agent to those lenders who are parties to that certain Senior Secured Super Priority Priming Debtor in Possession Credit Agreement dated August 29, 2012, or the DIP Lenders, based on a reduction in the amount of ATP’s outstanding indebtedness to Credit Suisse AG, or the Credit Bid, as the highest and best bid. The Credit Bid did not include an offer to purchase the Gomez properties, but it included an offer to purchase the Telemark properties. On October 17, 2013, the bankruptcy court entered its Final Sale Order approving the sale (Bankr. Dkt. No. 2706). Under the Final Sale Order, Bennu Oil & Gas, LLC, or Bennu, a newly formed company owned by the DIP Lenders, was authorized to purchase certain ATP assets, including the Telemark properties, as well as claims asserted by ATP in our pending lawsuit relating to the Telemark properties. Our ORRI continues to burden the Telemark properties subject to a resolution of the issues in our pending lawsuit against ATP. The sale to Bennu closed on November 1, 2013. On May 20, 2014, Bennu substituted into our lawsuit for ATP with respect to any claims that relate to assets purchased from ATP.

On March 7, 2014, Bennu filed complaints seeking declaratory judgments that it acquired the Telemark properties free and clear of liens asserted by certain statutory lien claimants, thereby commencing the adversary proceedings styled Bennu Oil & Gas LLC v. Frank’s Casing Crew & Rental Tools, Inc., et. al., (Adv. No. 14-03060), or the Frank’s Casing Adversary, and Bennu Oil & Gas LLC v. Advanced Fire & Safety LLC, et. al., (Adv. No. 14-03056), or the Advanced Fire Adversary. We sought and were granted leave to intervene in the Frank’s Casing and Advanced Fire Adversaries to protect our rights in connection with any determinations relating to the extent, validity and priority of liens against the Telemark properties. Many of the defendants in these proceedings failed to plead or otherwise defend in response to the lawsuits. Notices of voluntary dismissal were filed by Bennu with respect to certain defendants, and on March 19, 2015, the bankruptcy court entered a default judgment in the Advanced Fire Adversary against the remaining defendants, determining that Bennu purchased the Telemark properties free and clear of the liens asserted by the defendants. The judgment was entered without prejudice to us, and any claims and defenses between us and Bennu remain unaffected by the judgment. On April 7, 2015, a similar default judgment was entered in the Frank’s Casing Adversary.

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

On October 1, 2014, we filed an objection to the Motion to Dismiss, asserting that Bennu is the owner of all recharacterization claims against us and requesting that the judge enter a declaratory judgment (rather than an order of dismissal) holding that the ORRIs do, in fact, constitute real property interests that are not subject to recharacterization as a loan or otherwise, and are fully valid and enforceable pursuant to their terms. In related briefings, the Trustee asserted that Bennu does not own recharacterization claims relating to the Gomez properties, and objected to entry of a judgment in our favor due to alleged prejudice that would result against the estate’s alleged claims. Bennu asserted in response that it owns all recharacterization claims against us, but it is opposed to entry of a judgment in our favor. On November 13, 2014, Bennu filed a Motion to Determine Ownership of Claims, or the Ownership Motion, asserting that it is the sole owner of claims seeking to recharacterize the nature and validity of the ORRIs. On January 28, 2015, the bankruptcy court entered an order on the Ownership Motion (Adv. Dkt. No. 236), which determined, among other things, that Bennu has the exclusive right to seek to recharacterize the ORRIs as something other than a vested ownership in hydrocarbons to be produced. It also determined that (i) the Trustee has the exclusive right to seek to avoid payments made to OHA under sections 544, 547 and 548 of the Bankruptcy Code and (ii) the Trustee may only pursue claims under section 549 that were not purchased by Bennu. On February 24, 2015, the Trustee filed an Amended Counterclaim against us seeking to avoid and recover alleged preferential transfers in the amount of $3.4 million. The Trustee also seeks to avoid post-petition royalty payments made to us from the Gomez Properties in the amount of $9.6 million and from the Telemark Properties in the amount of $13.4 million. On April 1, 2015, we filed our Motion to Dismiss the Trustee’s Amended Counterclaim [Dkt. No. 249] arguing that the Amended Counterclaim should be dismissed, because Bennu purchased the recharacterization claims and the exclusive right to seek to recharacterize our ORRIs as anything other than a vested ownership interest. Also on April 1, 2015, Bennu filed a Motion to Enforce the Final Sale Order [Dkt. No. 248], arguing that the Trustee has no right to assert any section 549 claims against us. A hearing on our Motion to Dismiss and Bennu’s Motion to Enforce has been scheduled for May 21, 2015.

On April 30, 2015, we and Bennu filed an Expedited Joint Motion to Enter Agreed Judgment [Dkt. No. 251], seeking entry of an Agreed Judgment determining that, among other things, the ORRIs are a real property interest and a “production payment” within the meaning of Sections 101(42A) and 541(b) of the United States Bankruptcy Code, and that the ORRIs are not and never were property of ATP’s bankruptcy estate. In connection with the Joint Motion, we entered into a Settlement and Release Agreement with Bennu pursuant to which, in exchange for Bennu agreeing to execute and seek entry of the Agreed Judgment, we agreed to withdraw and/or release Bennu from certain claims contemplated in our July 2014 Motion for Leave mentioned above, primarily relating to our claim for breach of certain contractual Acts of Subordination which were executed in connection with the conveyance of the ORRIs. Our release of Bennu is contingent upon the bankruptcy court’s entry of the Agreed Judgment, or another acceptable form of agreed judgment that is final and not subject to appeal. The Joint Motion to Enter Agreed Judgment may be opposed by the Trustee or other parties. If the Agreed Judgment is entered in the form that we and Bennu have proposed, such judgment may resolve Phase I of the Adversary Proceeding.

During the 90-day preference period preceding the filing of ATP’s bankruptcy, we received royalty payments totaling approximately $3.6 million. Through March 31, 2015, we received post-petition royalty payments from the Gomez properties and the Telemark properties in the amount of $8.3 million and $25.6 million, respectively. It is estimated that the statutory lien claims asserted by intervenors in the Adversary Proceeding against our ORRIs are in the principal amount of approximately $35.2 million. At this time, we estimate that there are potential statutory lien claims (including claims of the intervenors in the Adversary Proceeding, without regard to the validity of such claims) in the principal amount of approximately $54.2 million. We have or will assert that we have viable defenses with respect to all of the claims of the statutory lien claimants or any other claim which seeks to avoid or disgorge any prepetition or post-petition royalty payment which we received in respect of the Telemark or Gomez properties. In the event we do not prevail on our defenses to the statutory lien claims or any other claim seeking to avoid or disgorge pre-petition or post-petition royalty payments, we contend that, pursuant to the terms of our transaction documents, we are entitled to include any amounts disgorged on account of any such claims into the unrecovered investment balance of our ORRIs. Moreover, to the extent we do not prevail on our defenses to any action brought by the holder of a statutory lien claim, we contend that we would be permitted to seek contribution from other ORRI and net profits interest holders with respect to any disgorged amounts.

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

Note 7: Fair Value

Our investments consisted of the following as of March 31, 2015 and December 31, 2014:

	March 31, 2015				December 31, 2014
		% of		% of		% of		% of
(Dollar amounts in thousands)	Cost	Total	Fair Value	Total	Cost	Total	Fair Value	Total
Portfolio investments
First lien secured debt	$25,640	10.2%	$10,246	4.6%	$25,929	11.3%	$11,270	5.4%
Second lien debt	63,276	25.3%	62,583	28.0%	42,650	18.5%	41,410	20.0%
Subordinated debt	36,884	14.7%	33,218	14.9%	36,304	15.8%	35,620	17.2%
Limited term royalties	26,413	10.5%	20,972	9.4%	26,767	11.6%	23,700	11.5%
Contingent earn-out	-	0.0%	-	0.0%	-	0.0%	-	0.0%
Royalty interests	52	0.0%	312	0.1%	52	0.0%	371	0.2%
Redeemable preferred units	50,018	19.9%	55,475	24.9%	50,021	21.7%	54,906	26.6%
CLO residual interests	6,892	2.8%	7,605	3.4%	7,014	3.0%	7,110	3.5%
Equity securities
Membership and partnership units	10,500	4.2%	2,110	1.0%	10,500	4.6%	1,730	0.8%
Common stock	419	0.2%	-	0.0%	419	0.2%	-	0.0%
Warrants	91	0.0%	47	0.0%	91	0.0%	46	0.0%
Total equity securities	11,010	4.4%	2,157	1.0%	11,010	4.8%	1,776	0.8%
Total portfolio investments	220,185	87.8%	192,568	86.3%	199,747	86.7%	176,163	85.2%
Government securities
U.S. Treasury Bills	30,601	12.2%	30,601	13.7%	30,600	13.3%	30,600	14.8%
Total investments	$250,786	100.0%	$223,169	100.0%	$230,347	100.0%	$206,763	100.0%

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

On a quarterly basis, the investment team of our investment advisor prepares fair value estimates for all of the assets in our portfolio utilizing the income approach and market approach in accordance with ASC 820 and presents them to a committee of our Board of Directors — the Audit Committee since OHA has been our investment advisor, and the Valuation Committee under our previous investment advisor. The committee recommends fair values of each asset to our Board of Directors, which in good faith determines the final fair value for each investment. We record investments in securities for which market quotations are readily available at such market quotations in our financial statements as of the valuation date. For investments in securities for which market quotations are unavailable, or which have various degrees of trading restrictions, the investment team of our investment advisor prepares valuation analyses as generally described below.

•	Investment Team Valuation. The investment professionals of our investment advisor prepare fair value recommendations for each investment.

•	Investment Team Valuation Documentation. The investment team documents and discusses its preliminary fair value recommendations with the investment committee and senior management of our investment advisor.

•	Presentation to Audit Committee. Our investment advisor and senior management present the valuation analyses and fair value recommendations to the Audit Committee of our Board of Directors. Prior to September 30, 2014, such presentation was made to the Valuation Committee of our Board of Directors. Effective September 30, 2014, our Board of Directors no longer has a separate Valuation Committee.

•	Third Party Valuation Activity. We may, at our discretion, retain an independent valuation firm to review any or all of the valuation analyses and fair value recommendations provided by the investment team of our investment advisor. Since December 31, 2014, our general practice is that we have an independent valuation firm review all Level 3 investments (those whose value is determined using significant unobservable inputs) with recommended fair values in excess of $10 million on a quarterly basis, and review all Level 3 investments with recommended fair values greater than zero at least annually.

•	Board of Directors and Audit Committee. The Board of Directors and the Audit Committee (or the Valuation Committee prior to September 30, 2014) review and discuss the valuation analyses and fair value recommendations provided by the investment team of our investment advisor and the independent valuation firm, if applicable.

•	Final Valuation Determination. Our Board of Directors discusses the fair values recommended by the Audit Committee (or the Valuation Committee prior to September 30, 2014) and determines the fair value of each investment in our portfolio, in good faith, based on the input of the investment team of our investment advisor, our Audit Committee (or Valuation Committee prior to September 30, 2014) and the independent valuation firm, if applicable.

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

Fair value accounting classifies financial assets and liabilities in their entirety based on the lowest level of input that is significant to the estimated fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment that may affect the valuation of assets and liabilities and their placement within the fair value hierarchy levels. We did not have any liabilities measured at fair value at March 31, 2015 or December 31, 2014.

Debt Securities and Limited-Term Royalties:   In determining the fair value of our debt investments, we first assess the overall financial health of the portfolio company through an evaluation of a number of factors, including, as relevant, historical and projected financial results, the portfolio company's enterprise value, and the nature and realizable value of any collateral. In estimating the portfolio company’s enterprise value, we analyze the discounted value of estimated future net cash flows of the portfolio company, derived, when appropriate, from third party valuations of a portfolio company’s assets, such as engineering reserve reports on oil and natural gas properties. We also use a market approach in determining the portfolio company’s estimated enterprise value, considering recent comparable transactions involving similar businesses or assets. We also may consider the markets in which the portfolio company operates; comparison to a peer group of publicly traded securities; the size and scope of the portfolio company and its specific strengths and weaknesses; recent purchases or sales of securities by the portfolio company; recent offers to purchase the portfolio company; the estimated value of comparable securities; and other relevant factors. Based upon these analyses, we assess the sources of cash flow available to the portfolio company to service its debt and the underlying credit risk, and determine an appropriate yield, or discount rate, to apply to our anticipated cash flows to be collected from each debt investment, recognizing that the collection of contractual cash flows may come from one or a combination of cash flows generated from continuing operations of the portfolio company, liquidation of collateral or sale of the portfolio company.  The appropriateness of the yield on our investments is directly relative to our judgment of the associated risks, using observable yield or price data for similar or comparable debt investments when available. Fair value determinations using the discounted cash flow method can be sensitive to significant changes in the inputs. A significant increase (decrease) in the discount rate for a particular security may result in a lower (higher) value for that security.

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

During the three month periods ended March 31, 2015 and 2014, none of our investments in portfolio companies changed among the categories of Control Investments, Affiliate Investments and Non-Affiliate Investments, and there were no transfers among Levels 3, 2 or 1.

The following tables set forth our financial assets by level within the fair value hierarchy that we accounted for at fair value as of March 31, 2015 and December 31, 2014 (in thousands):

March 31, 2015:	Total	Level 1	Level 2	Level 3
Portfolio investments
Control investments
First lien secured debt	$5,226	$-	$-	$5,226
Royalty interests	265	-	-	265
Equity securities	-	-	-	-
Total control investments	5,491	-	-	5,491
Affiliate investments
Subordinated debt	15,818	-	-	15,818
Equity securities	2,110	-	-	2,110
Total affiliate investments	17,928	-	-	17,928
Non-affiliate investments
First lien secured debt	5,020	-	-	5,020
Second lien debt	62,583	-	22,354	40,229
Subordinated debt	17,400	-	8,400	9,000
Limited term royalties	20,972	-	-	20,972
Contingent earn-out	-	-	-	-
Redeemable preferred units	55,475	-	-	55,475
CLO residual interests	7,605	-	7,605	-
Royalty interests	47	-	-	47
Equity securities	47	-	-	47
Total non-affiliate investments	169,149	-	38,359	130,790
Total portfolio investments	192,568	-	38,359	154,209
Government securities
U.S. Treasury Bills	30,601	30,601	-	-
Total investments	$223,169	$30,601	$38,359	$154,209

December 31, 2014:	Total	Level 1	Level 2	Level 3
Portfolio investments
Control investments
First lien secured debt	$5,950	$-	$-	$5,950
Royalty interests	325	-	-	325
Equity securities	-	-	-	-
Total control investments	6,275	-	-	6,275
Affiliate investments
Subordinated debt	15,700	-	-	15,700
Equity securities	1,730	-	-	1,730
Total affiliate investments	17,430	-	-	17,430
Non-affiliate investments
First lien secured debt	5,320	-	-	5,320
Second lien debt	41,410	-	19,575	21,835
Subordinated debt	19,920	-	10,920	9,000
Limited term royalties	23,700	-	-	23,700
Contingent earn-out	-	-	-	-
Redeemable preferred units	54,906	-	-	54,906
CLO residual interests	7,110	-	7,110	-
Royalty interests	46	-	-	46
Equity securities	46	-	-	46
Total non-affiliate investments	152,458	-	37,605	114,853
Total portfolio investments	176,163	-	37,605	138,558
Government securities
U.S. Treasury Bills	30,600	30,600	-	-
Total investments	$206,763	$30,600	$37,605	$138,558

The following tables present roll-forwards of the changes in fair value during the three-month periods ended March 31, 2015 and 2014 for all investments for which we determine fair value using unobservable (Level 3) factors (in thousands):

	First			Royalty Interests,
	Lien Secured		Subordinated	Contingent
	Debt and		Debt and	Earn-out
	Limited Term	Second	Redeemable	and Equity	Total
	Royalties	Lien Debt	Preferred Units	Securities	Investments
Fair value at December 31, 2014	$34,970	$21,835	$79,606	$2,147	$138,558
Total gains, (losses) and amortization:
Net unrealized gains (losses)	(3,109)	54	113	322	(2,620)
Net amortization of premiums, discounts and fees	57	22	16	-	95
New investments, repayments and settlements, net:
New investments	-	18,513	440	-	18,953
Payment-in-kind	-	-	118	-	118
Repayments and settlements	(700)	(195)	-	-	(895)
Fair value at March 31, 2015	$31,218	$40,229	$80,293	$2,469	$154,209

Fair value at December 31, 2013	$64,449	$31,747	$77,099	$8,602	$181,897
Total gains, (losses) and amortization:
Net realized gains (losses)	-	-	(9,382)	-	(9,382)
Net unrealized gains (losses)	(2,433)	(26)	9,005	(5,525)	1,021
Net amortization of premiums, discounts and fees	108	25	13	(6)	140
New investments, repayments and settlements, net:
New investments	1,116	-	-	-	1,116
Payment-in-kind	145	89	76	-	310
Repayments and settlements	(1,439)	-	(70)	-	(1,509)
Fair value at March 31, 2014	$61,946	$31,835	$76,741	$3,071	$173,593

Net change in unrealized gains (losses) from investments still held as of reporting date:
March 31, 2015	$(3,109)	$54	$113	$322	$(2,620)
March 31, 2014	(2,433)	(26)	(378)	(5,525)	(8,362)

We present net unrealized gains (losses) on our consolidated statements of operations as “Net unrealized appreciation (depreciation) on investments.”

The following table summarizes the significant unobservable inputs in the fair value measurements of our Level 3 investments by category of investment and valuation technique as of March 31, 2015 (dollars in thousands):

	Fair	Valuation	Significant	Range of	Weighted
Type of Investment	Value	Technique	Unobservable Inputs	Inputs	Average
First lien secured debt
and limited term royalties	$25,992	Discounted cash flow	Discount rate	12.5% - 25.0%	22.6%
	726	Market comparables	EBITDA multiples	3.0x	3.0x
	4,500	Recent or pending transactions	N/A	N/A	N/A
	31,218
Second lien debt	21,716	Market comparables	EBITDA multiples	3.8x - 14.7x	9.2 x
			Reserve multiples (1)	$9.00 - $12.00	$10.50
			Production multiples (2)	$42.00 - $51.00	$46.50
	18,513	Recent or pending transactions	N/A	N/A	N/A
	40,229
Subordinated debt and
redeemable preferred units	80,293	Market comparables	EBITDA multiples	3.0x - 6.5x	4.3 x
			Reserve multiples (1)	$13.20 - $15.60	$14.40
			Production multiples (2)	$27.00 - $35.40	$31.20
Royalty interests, contingent
earn-out and equity securities	2,375	Market comparables	EBITDA multiples	4.0x - 6.0x	5.9x
	94	Recent or pending transactions	N/A	N/A	N/A
	2,469
	$154,209

________________

(1)	Based on recent comparable transactions involving similar assets, expressed as price per unit of equivalent barrel of oil in proved reserves.
(2)	Based on recent comparable transactions involving similar assets, expressed as price per daily production of equivalent barrel of oil in proved reserves.

Note 8: Common Stock

On October 31, 2011, our Board of Directors approved a stock repurchase plan, pursuant to which we may, from time to time, repurchase up to $10.0 million of our common stock in the open market at prices not to exceed the net asset value of our shares. During 2012 and 2013, we repurchased an aggregate of 1,129,014 shares of our common stock in the open market at an average price of $6.71 per share, totaling $7.6 million, in accordance with the approved stock repurchase plan. These repurchases were made at approximate discounts to the most recently published net asset value of 30%, 26% and 28% in May and November 2012 and May 2013, respectively. In March 2015, our Board of Directors authorized the Company to repurchase up to the remaining $2.4 million available to be repurchased under this plan. Between March 16 and March 31, 2015, we repurchased 72,483 shares of our common stock in the open market at an average price of $5.16 per share, totaling $0.4 million, at a 31% discount to net asset value calculated as of December 31, 2014. Between April 1 and May 7, 2015, pursuant to a plan executed in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, we repurchased 201,456 shares of our common stock in the open market at an average price of $5.36 per share, totaling $1.0 million, leaving $1.0 million available to be used for stock repurchases under the stock repurchase plan. Any such share repurchases will be made in accordance with applicable securities laws and regulations that set certain restrictions on the method, timing, price and volume of stock repurchases, and no assurance can be given that any particular amount of Company common stock will be repurchased under the plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following analysis of our financial condition and results of operations in conjunction with management’s discussion and analysis contained in our 2014 Annual Report on Form 10-K, as well as our consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q.

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

OHA expects that most of our new investments will be in senior and junior secured, unsecured and subordinated debt securities in U.S. private and small public middle market companies with maturities ranging from three to seven years. However, OHA seeks to identify attractive investments throughout the capital structure and thus may invest in equity, distressed debt, residual interests of CLOs and other assets. We may invest in newly issued securities and acquire investments in the secondary market. We do not currently intend to invest in mortgage-related structured products.

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

The aggregate fair value of our investment portfolio at March 31, 2015 was $192.3 million, with such value comprised of 15 active portfolio investments compared to 10 active portfolio investments at September 30, 2014. Under our previous investment advisor, we focused our investments primarily on small and mid-size companies engaged in the upstream sector of the energy industry, which includes businesses that find, develop and extract energy resources, including natural gas, crude oil and coal. Consequently, the majority of our current investment portfolio value is comprised of debt securities and other investments in upstream exploration and production companies engaged in the acquisition, development and production of oil and natural gas properties in and along the Gulf Coast, in the state and federal waters of the Gulf of Mexico, and in the Permian Basin, Mid-Continent and Rocky Mountain areas.

Part of our current investment strategy is to reduce our portfolio concentration in the energy industry and to diversify our portfolio with investments in debt securities of U.S. private and small public middle market companies across various industry sectors. The concentration of our investment portfolio in the energy sector decreased from 74% at September 30, 2014 to 56% at March 31, 2105, on a fair value basis.

Our historical focus and current concentration in the energy sector causes our portfolio to be particularly influenced by commodity prices for oil and natural gas, which declined dramatically during the fourth quarter of 2014 and remain significantly lower than they have been in recent years. Further decline in commodity prices or increased volatility in the energy markets, particularly in North America, may further significantly affect the business, financial condition, results of operations and cash flows of the energy-related businesses in our investment portfolio and their ability to meet financial commitments, which would negatively impact the fair values of many of our energy-related investments and, in turn, our net asset value. These factors may also extend the holding period for such investments, thus impacting our ability to reduce the concentration of energy investments in our portfolio.

Our level of investment activity can and does vary substantially from period to period depending on many factors. Some of these factors are the amount of debt and equity capital available to middle market companies, the level of acquisition and divestiture activity for such companies, the general economic environment and the competitive environment for the types of investments we make, and our own ability to raise capital to fund our investments, both through the issuance of debt and equity securities. If a substantial portion of our investment portfolio were to be realized in the near term, no assurance can be given that OHA will be able to source sufficient appropriate investments for us to timely replace the investment income from the realized investments.

Portfolio and Investment Activity

In March 2015, we purchased an $18.7 million participation in a second lien term loan to Foundation Building Materials, LLC, or FBM, a national distributor of drywall and related building products. The FBM Second Lien Term Loan was purchased at a 1% discount, earns interest payable in cash at a rate of 12% per annum (LIBOR +11% with a 1% Floor) and matures in April 2019.

In March 2015, we also purchased a $2.5 million participation in a second lien term loan to Stardust Financial Holdings, Inc., an affiliate of Hanson Building Products, or Hanson, a manufacturer of a diversified range of concrete and clay building products in the United States, Canada and the United Kingdom. We purchased $2.4 million through the syndication process at a discount of 9% and an additional $0.1 million in the secondary market at a discount of 6.5%. The Hanson second lien term loan earns interest payable in cash at a rate of 10.5% per annum (LIBOR+9.5% with a 1% Floor) and matures in March 2023.

In 2011 and 2012, we purchased from ATP Oil & Gas Corporation, or ATP, limited-term overriding royalty interests, or ORRIs, in certain offshore oil and gas producing properties operated by ATP in the Gulf of Mexico, including $25.0 million paid on July 3, 2012. Under this arrangement, we purchased the right to portions (ranging from 5.0% to 10.8%) of the monthly production proceeds from the various oil and gas properties subject to the ORRIs in ATP’s Gomez and Telemark properties. The terms of the ORRIs provide that they will terminate after we receive production payments that equal a defined sum calculated (generally) based on our investment in the ORRIs plus a time-value factor at a rate of 13.2% per annum. On August 17, 2012, ATP filed for protection under Chapter 11 of the U.S. Bankruptcy Code. For more information, please refer to the discussion of the ATP Litigation under the heading “Legal Proceedings” in Note 6, “Commitments and Contingencies,” to the Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q. As of March 31, 2015, our unrecovered investment was $26.5 million, and we had received aggregate production payments of $33.9 million subject to a disgorgement agreement. In addition, as of March 31, 2015, we had incurred legal and consulting fees totaling $5.1 million in connection with the enforcement of our rights under the ORRIs. On various occasions, we have provided notice that such legal expenses will be added to our unrecovered investment balance to the extent they are not reimbursed. To date, we have not received any payments on account of legal expenses aside from our receipt of regular monthly production payments. We add our legal expenses to the unrecovered investment balance in accordance with our transaction documents. As of March 31, 2015, $4.7 million of the $5.1 million in legal and consulting fees have been added to, and are thus included in, the unrecovered investment balance under the terms of our transaction documents. The remaining amounts of legal and consulting fees, totaling $0.4 million and $0.1 million as of March 31, 2015 and December 31, 2014, respectively, are included in accounts receivable and other current assets on our consolidated balance sheets and are, thus, not included in the unrecovered investment balance as of such dates.

The table below shows our portfolio investments by type as of March 31, 2015 and December 31, 2014. We compute yields on investments using interest rates as of the balance sheet date and include amortization of original issue discount and market premium or discount, royalty income and other similar investment income, weighted by their respective costs when averaged. These yields do not include income from any investments on non-accrual status but do include the cost basis of such investments in the denominator. Such weighted average yields are not necessarily indicative of expected total returns on a portfolio.

	March 31, 2015			December 31, 2014
	Weighted			Weighted
	Average	Percentage of Portfolio		Average	Percentage of Portfolio
	Yields	Cost	Fair Value	Yields	Cost	Fair Value
First lien secured debt	2.6%	11.6%	5.3%	2.7%	13.0%	6.4%
Second lien debt	10.6%	28.8%	32.5%	9.7%	21.2%	23.5%
Subordinated debt	13.0%	16.8%	17.3%	13.1%	18.2%	20.2%
Limited term royalties	13.9%	12.0%	10.9%	13.9%	13.4%	13.5%
Contingent earn-out	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Royalty interests	154.6%	0.0%	0.2%	187.3%	0.0%	0.2%
Redeemable preferred units	8.0%	22.7%	28.8%	8.0%	25.1%	31.2%
CLO residual interests (1)	12.2%	3.1%	3.9%	12.0%	3.5%	4.0%
Equity securities
Membership and partnership units	0.0%	4.8%	1.1%	0.0%	5.3%	1.0%
Common stock	0.0%	0.2%	0.0%	0.0%	0.2%	0.0%
Warrants	0.0%	0.0%	0.0%	0.0%	0.1%	0.0%
Total equity securities	0.0%	5.0%	1.1%	0.0%	5.6%	1.0%
Total portfolio investments	9.4%	100.0%	100.0%	9.2%	100.0%	100.0%

(1) Yields from investments in CLO residual interests represent the implied internal rate of return calculation expected from cash flow streams.

As of March 31, 2015 and December 31, 2014, the total fair value of our portfolio investments was $192.6 million and $176.2 million, respectively. Of those fair value totals, approximately $154.2 million, or 80%, as of March 31, 2015, and $138.6 million, or 79%, as of December 31, 2014, are determined using significant unobservable (i.e., Level 3) inputs.

Results of Operations

Investment Income

During the three months ended March 31, 2015, our total investment income was $4.8 million, decreasing by $1.0 million, or 18%, compared to $5.9 million in the corresponding period of 2014. The decrease in 2015 was primarily a result of a decrease in the weighted average yield on our investment portfolio due to realizations of some higher yielding investments during 2014 and due to the placing of certain investments on non-accrual status during the fourth quarter of 2014. Our weighted average yield on portfolio investments, on a cost basis, decreased from 10.4% at March 31, 2014 to 9.4% at March 31, 2015. In addition, our average portfolio balance, on a cost basis, declined from $214.7 million during the first quarter of 2014 to $204.7 million during the first quarter of 2015, primarily as a result of the volume of realizations exceeding the volume of new investments between the two periods.

The table below summarizes our non-accruing and non-income producing investments:

	March 31, 2015		December 31, 2014
(Dollars in thousands)	Cost	Fair Value	Cost	Fair Value
Non-accruing investments
Contour Highwall Holdings, LLC (non-accrual 10/01/2014)	$11,218	$4,500	$10,778	$4,500
Spirit Resources, LLC - Tranche A (non-accrual 11/01/2014)	5,464	726	5,464	1,450
Spirit Resources, LLC - Tranche B (non-accrual 3/31/14)	4,409	-	4,409	-
Total non-accruing investments	21,091	5,226	20,651	5,950
Non-income producing investments
Contour Highwall Holdings, LLC units	-	-	-	-
Globe BG, LLC (contingent Alden Resources royalty earn-out)	-	-	-	-
Huff Energy Holdings, Inc. warrants and overriding royalty (after pay-out)	84	94	84	92
Myriant Corporation common stock and warrants	468	-	468	-
OHA/OCI Investments, LLC Class A Units	2,500	2,110	2,500	1,730
Spirit Resources, LLC preferred units	8,000	-	8,000	-
Total non-income producing investments	11,052	2,204	11,052	1,822
Total non-accruing and non-income producing investments	$32,143	$7,430	$31,703	$7,772

Operating Expenses

The table below summarizes the components of our operating expenses (in thousands):

	For The Three Months Ended
	March 31,
	2015	2014
Interest expense and bank fees	$652	$613
Management fees	678	1,346
Costs related to strategic alternatives review	-	457
Professional fees and other G&A	1,295	1,509
Total operating expenses	$2,625	$3,925

For the three months ended March 31, 2015, operating expenses were $2.6 million, decreasing $1.3 million, or 33%, compared to $3.9 million for the quarter ended March 31, 2014. Management fees were $0.7 million, or 50%, lower in the quarter ended March 31, 2015 at $0.7 million, compared to the quarter ended March 31, 2014, primarily as a result of the lower base management fee structure in the Investment Advisory Agreement with OHA as compared to the base management fee structure associated with our former investment advisor. Costs related to our strategic alternatives review process, which ultimately resulted in the appointment of OHA as our new investment advisor as of September 30, 2014, totaled $0.5 million during the first quarter of 2014 and did not recur during the first quarter of 2015. Professional fees and other general and administrative expenses totaled $1.3 million for the quarter ended March 31, 2015, decreasing by $0.2 million, or 14% compared to the quarter ended March 31, 2014, primarily as a result of lower personnel and insurance costs, partially offset by higher legal and professional fees.

Operating expenses include our allocable portion of operating expenses incurred on our behalf by our investment advisor and our administrator. Other general and administrative expenses include our allocated share of employee, facilities, stockholder services and marketing costs incurred by our administrator.

According to the terms of our previous investment advisory agreement with NGP Investment Advisor, LP, we calculated the base management fee quarterly as 0.45% of the average of our total assets (inclusive of all cash and cash equivalents without any exclusions) as of the end of the two most recent fiscal quarters. According to the terms of our new Investment Advisory Agreement with OHA, effective September 30, 2014, we calculate the base management as 0.4375% (reduced to 0.375% in the first year) of the average of our total assets (excluding cash, cash equivalents and U.S. Treasury Bills that are purchased with borrowed funds solely for the purpose of satisfying quarter-end diversification requirements related to our election to be taxed as a RIC under the Code). Consequently, our base management fee, relative to our total asset balances, is lower under the Investment Advisory Agreement than it was under our previous investment advisory agreement.

Under the Investment Advisory Agreement, the investment income incentive fee is calculated quarterly at a rate of 20% of quarterly net investment income above a “hurdle rate” of 1.75% per quarter (7% annualized) with a “catch up” provision. Under our previous investment advisory agreement, the investment income incentive fee was calculated at 20% of net investment income above a “hurdle rate” of 2.0% per quarter (8% annualized) with no “catch up” provision. We have not incurred any investment income incentive fees since the second quarter of 2013. However, if our operating results improve in future periods and exceed the 1.75% quarterly hurdle rate, we will incur investment income incentive fees.

Net Investment Income

For the three months ended March 31, 2015, net investment income was $2.2 million, or $0.11 per common share, compared to $1.9 million, or $0.09 per common share, for the three months ended March 31, 2014. The $0.3 million increase in net investment income was primarily attributable to the $1.3 million decrease in operating expenses, partially offset by decreases in investment income of $1.0 million, both discussed above.

Net Realized Gains (Losses)

For the three months ended March 31, 2014, we realized net capital losses of $9.6 million, or $0.47 per common share, primarily as a result of a loss of $9.4 million on the disposition of our GMX Resources, Inc. Senior Secured Second-Priority Notes due 2018, or the GMX 2018 Notes. The realized loss on the GMX 2018 Notes was entirely offset by the reversal of previously recognized unrealized depreciation on this investment.

Unrealized Appreciation or Depreciation on Investments

For the three months ended March 31, 2015, net unrealized depreciation on portfolio investments was $4.0 million, or $0.20 per share, primarily due to decreases in the fair value of our investments in Talos Production, LLC Senior Unsecured Notes of $2.5 million and our limited-term overriding royalty interest, or ORRI, in certain properties operated by Bennu Oil & Gas, LLC, or Bennu, of $2.4 million, and our investments in Spirit Resources, LLC, or Spirit, of $0.8 million, partially offset by increases in the fair value of our investment in Castex 2005 LP Preferred Units of $0.6 million and Gramercy Park CLO of $0.6 million. Net increases in the fair value of remaining investments totaled $0.5 million in the first quarter of 2015. By comparison, for the three months ended March 31, 2014, net unrealized appreciation on portfolio investments was $1.3 million, or $0.06 per share, primarily due to the reversal of previously recorded unrealized depreciation, due to realization, associated with our investment in GMX 2018 Notes of $9.4 million, partially offset by decreases in the fair value of our investments in Spirit Preferred Units of $3.4 million, Bennu limited-term ORRIs of $2.4 million, OCI Holdings, LLC Subordinated Notes and Preferred Units of $1.9 million, and net decreases in the value of remaining investments of $0.4 million.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended March 31, 2015, we recorded a net decrease in net assets resulting from operations of $1.9 million, or $0.09 per share, compared to $6.4 million, or $0.31 per share, for the three months ended March 31, 2014. The $4.5 million, or $0.22 per share, net improvement between the two periods was primarily attributable to the $0.3 million increase in net investment income and the $4.2 million reduction in net realized and unrealized losses on our investments, all of which are described above.

Financial Condition, Liquidity and Capital Resources

During the three months ended March 31, 2015, we generated cash from operations of $2.4 million, excluding net purchases of investments, compared to $3.0 million during the comparable period of 2014. The lower amount of cash generated from operations in 2015 was primarily attributable to timing differences involving the invoicing and payment of accounts payable between the two periods.

Our net cash used in operating activities for the three months ended March 31, 2015 was $17.8 million, compared to $3.1 million of cash provided by operating activities for the same period of 2014. This increase in net cash used in 2015 was primarily due to higher net purchases of investments in portfolio securities during 2015. Purchases of portfolio securities during the first three months of 2015 totaled $21.1 million, compared to $1.1 million during the first three months of 2014. Purchases in 2015 consisted of the FBM Second Lien Term Loan of $18.5 million, the Hanson Second Lien Term Loan of $2.3 million and additional investments in existing portfolio companies totaling $0.3 million. Purchases in 2014 consisted of additional investments in existing portfolio companies. Proceeds from the realization of investments totaled $0.9 million during the first three months of 2015, compared to $1.3 million during the first three months of 2014.

At March 31, 2015, we had cash and cash equivalents totaling $30.0 million. At March 31, 2015, the amount outstanding under our $72.0 million Third Amended and Restated Revolving Credit Agreement, or the Investment Facility, was $72.0 million, and there was no additional amount available for borrowing. We repaid $25.0 million of the balance outstanding under the Investment Facility in early April with cash on hand. As of March 31, 2015, the amount outstanding under our $30.0 million Treasury Secured Revolving Credit Agreement, or the Treasury Facility, was $30.0 million, and there was no additional amount available for borrowing. We repaid the entire balance outstanding under the Treasury Facility in April 2015 with proceeds from the sale of U.S. Treasury Bills.

During the three months ended March 31, 2015, we paid cash dividends totaling $3.3 million, or $0.16 per share, to our common stockholders. In March 2015, we declared a first quarter dividend totaling $2.5 million, or $0.12 per share, which was paid in April 2015. We currently intend to continue to distribute, out of assets legally available for distribution and as determined by our Board of Directors, in the form of quarterly dividends, a minimum of 90% of our annual investment company taxable income to our stockholders.

In March 2015, our Board of Directors authorized the Company to repurchase up to $2.4 million of our common stock pursuant to a stock repurchase plan established in October 2011. During the first quarter of 2015, we repurchased 72,483 shares of our common stock in the open market at an average price of $5.16 per share, totaling $0.4 million. From April 1 through May 7, 2015, pursuant to a plan executed in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, we repurchased 201,456 shares of our common stock in the open market at an average price of $5.36 per share, totaling $1.0 million, leaving $1.0 million available to be used for stock repurchases under the stock repurchase plan. Any such share repurchases will be made in accordance with applicable securities laws and regulations that set certain restrictions on the method, timing, price and volume of stock repurchases, and no assurance can be given that any particular amount of Company common stock will be repurchased under the plan.

Credit Facilities and Borrowings

We have a $72.0 million revolving Investment Facility. The total amounts outstanding under the Investment Facility were $72.0 million and $52.0 million as of March 31, 2015 and December 31, 2014, respectively. Substantially all of our assets except our investments in U.S. Treasury Bills are collateral for the obligations under the Investment Facility. The Investment Facility matures on May 23, 2016, and bears interest, at our option, at either (i) LIBOR plus 325 to 475 basis points, or (ii) the base rate plus 225 to 375 basis points, both based on our amounts outstanding. As of March 31, 2015, the average interest rate on our outstanding balance of $72.0 million was 3.9%, and there was no additional amount available for borrowing under the Investment Facility. We repaid $25.0 million of the balance outstanding under the Investment Facility in early April 2015.

We have a $30.0 million Treasury Facility that can only be used to purchase U.S. Treasury Bills. Proceeds from the Treasury Facility facilitate the growth of our investment portfolio and provide flexibility in the sizing of our portfolio investments. As of March 31, 2015, we had $30.0 million outstanding and no additional amount available for borrowing under the Treasury Facility, and the interest rate on our outstanding balance was 1.7%. We repaid the entire balance outstanding under the Treasury Facility in April 2014 with proceeds from the sale of U.S. Treasury Bills.

Both the Investment Facility and the Treasury Facility contain affirmative and reporting covenants and certain financial ratio and restrictive covenants. We have complied with these covenants throughout 2015 and 2014 and had no existing defaults or events of default under either facility. The most restrictive covenants, with terms as defined in the credit agreements, are:

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

Distributions

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

Portfolio Credit Quality

At March 31, 2015, most of our portfolio investments were in negotiated, and often illiquid, securities of energy-related and middle market businesses, with a concentration in the energy industry. As of March 31, 2015, we had two investments on non-accrual status with an aggregate cost and fair value of $21.1 million and $5.2 million, respectively. Both of these investments were placed on non-accrual status during the fourth quarter of 2014. Our portfolio investments at fair value were approximately 87% and 88% of the related cost basis as of March 31, 2015 and December 31, 2014, respectively.

In light of enhancements made in our financial reporting and valuation processes, which include the expanded use of an independent valuation firm, we discontinued the use of a risk rating system as part of our internal investment monitoring procedures and did not apply risk ratings to our portfolio investments effective in the first quarter of 2015.

Contractual Obligations and Off-Balance Sheet Arrangements

The following table summarizes our contractual payment obligations at March 31, 2015 (in thousands):

		Less than			More than
Revolving credit facilities(1):	Total	1 Year	1-3 Years	3-5 Years	5 Years
Investment Facility	$72,000	$-	$72,000	$-	$-
Treasury Facility	30,000	30,000	-	-	-
Total	$102,000	$30,000	$72,000	$-	$-

(1) Excludes accrued interest amounts.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes from the information provided in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2014.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q (March 31, 2015), we performed an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2015, our disclosure controls and procedures were effective in providing reasonable assurance (i) that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) that such information is accumulated and communicated to management in a manner that allows timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No changes in internal control over financial reporting occurred during the quarter ended March 31, 2015 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act).

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The information set forth under the heading “Legal Proceedings” in Note 6, “Commitments and Contingencies,” to Notes to Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors.

During the three months ended March 31, 2015, there have been no material changes to the risk factors disclosed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As discussed in Note 8 to our interim consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, on October 31, 2011, our Board of Directors approved a stock repurchase plan, pursuant to which we may, from time to time, repurchase up to $10.0 million of our common stock in the open market at prices not to exceed the net asset value of our shares during our open trading periods. During 2012 and 2013, we repurchased an aggregate of 1,129,014 shares of our common stock in the open market at an average price of $6.71 per share, totaling $7.6 million, in accordance with the approved stock repurchase plan. In March 2015, our Board of Directors authorized the Company to repurchase up to the remaining $2.4 million available to be repurchased under this plan. The following table provides information for the quarter ended March 31, 2015 regarding shares of our common stock that we repurchased in the open market.

			Total Number	Approximate
			of Shares	Dollar Value of
	Total	Weighted	Purchased as	Shares that May
	Number	Average	Part of Publicly	Yet be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
First Quarter 2015	Purchased	Per Share	or Programs	or Programs
Month #1: January 1, 2015 - January 31, 2015	-	$-	-	$2,426,838
Month #2: February 1, 2015 - February 28, 2015	-	-	-	2,426,838
Month #3: March 1, 2015 - March 31, 2015	72,483	5.16	72,483	2,053,048
Total	72,483	$5.16	72,483

Item 6. Exhibits.

See “Index to Exhibits” following the signature page for a description of the exhibits furnished as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OHA INVESTMENT CORPORATION

Date: May 8, 2015	By:	/s/ ROBERT W. LONG
Robert W. Long
President and Chief Executive Officer

Date: May 8, 2015	By:	/s/ L. SCOTT BIAR
L. Scott Biar
Chief Financial Officer, Treasurer and
Chief Compliance Officer

Index to Exhibits

Exhibit No.	Exhibit

31.1*	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Executive Officer
31.2*	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Financial Officer
32.1**	Section 1350 Certification by the Chief Executive Officer
32.2**	Section 1350 Certification by the Chief Financial Officer

____________

*Filed herewith.

**Furnished herewith.

