Form 10-Q
period 2015-06-30
OHA Investment Corp
filed 2015-08-06
CIK 1297704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
or
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

As of August 4, 2015, there were 20,172,392 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

OHA INVESTMENT CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2015	December 31, 2014
	(unaudited)
Assets
Investments in portfolio securities at fair value
Control investments (cost: $28,608 and $28,661, respectively)	$3,000	$6,275
Affiliate investments (cost: $18,249 and $17,986, respectively)	18,780	17,430
Non-affiliate investments (cost: $182,043 and $153,100, respectively)	176,266	152,458
Total portfolio investments (cost: $228,900 and $199,747, respectively)	198,046	176,163
Investments in U.S. Treasury Bills at fair value (cost: $30,600 and $30,600, respectively)	30,600	30,600
Total investments	228,646	206,763
Cash and cash equivalents	19,598	31,455
Accounts receivable and other current assets	666	316
Interest receivable	2,097	2,090
Deferred loan costs and other prepaid assets	987	1,551
Total current assets	23,348	35,412
Total assets	$251,994	$242,175

Liabilities
Current liabilities
Accounts payable and accrued expenses	$1,760	$1,908
Management and incentive fees payable	854	695
Distributions payable	2,430	3,299
Income taxes payable	51	109
Short-term debt	102,000	30,000
Total current liabilities	107,095	36,011
Long-term debt	—	52,000
Total liabilities	107,095	88,011
Commitments and contingencies (Note 6)
Net assets
Common stock, $.001 par value, 250,000,000 shares authorized; 20,246,606 and 20,616,422 shares issued and outstanding, respectively	20	21
Paid-in capital in excess of par	242,473	244,473
Undistributed net investment loss	(4,793)	(4,565)
Undistributed net realized capital loss	(65,066)	(65,298)
Net unrealized depreciation on investments	(27,735)	(20,467)
Total net assets	144,899	154,164
Total liabilities and net assets	$251,994	$242,175
Net asset value per share	$7.16	$7.48

(See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Investment income:
Interest income:
Control investments	$—	$446	$—	$1,024
Affiliate investments	614	552	1,216	1,070
Non-affiliate investments	4,091	3,427	7,266	7,096
Dividend income:
Non-affiliate investments	999	999	1,987	1,982
Royalty income, net of amortization:
Control investments	6	20	19	41
Non-affiliate investments	—	30	—	55
Other income	204	39	242	103
Total investment income	5,914	5,513	10,730	11,371
Operating expenses:
Interest expense and bank fees	894	551	1,546	1,164
Management and incentive fees	854	1,306	1,532	2,652
Costs related to strategic alternatives review	—	207	—	665
Professional fees, net of legal fees of $200, $504, $487 and $888, respectively, related to ATP bankruptcy (See Note 6)	776	489	1,307	1,232
Other general and administrative expenses	862	1,468	1,626	2,233
Total operating expenses	3,386	4,021	6,011	7,946
Income tax provision, net	30	20	52	39
Net investment income	2,498	1,472	4,667	3,386
Realized and unrealized gain (loss) on investments:
Net realized capital gain (loss) on investments
Control investments	253	—	232	(325)
Affiliate investments	—	—	—	95
Non-affiliate investments	—	534	—	(8,848)
Total net realized capital gain (loss) on investments	253	534	232	(9,078)
Net unrealized appreciation (depreciation) on investments
Control investments	(1,998)	(3,388)	(3,222)	(6,816)
Affiliate investments	720	804	1,088	(1,084)
Non-affiliate investments	(1,957)	546	(5,134)	7,181
Total net unrealized appreciation (depreciation) on investments	(3,235)	(2,038)	(7,268)	(719)

Net decrease in net assets resulting from operations	$(484)	$(32)	$(2,369)	$(6,411)

Net decrease in net assets resulting from operations per common share	$(0.02)	$—	$(0.12)	$(0.31)

Distributions declared per common share	$0.12	$0.16	$0.24	$0.32
Weighted average shares outstanding - basic and diluted	20,332	20,499	20,471	20,499

(See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
(in thousands, except per share data)
(unaudited)

	For the six months ended June 30,
	2015	2014
Increase (decrease) in net assets from operations
Net investment income	$4,667	$3,386
Net realized capital gain (loss) on investments	232	(9,078)
Net unrealized depreciation on investments	(7,268)	(719)
Net decrease in net assets resulting from operations	(2,369)	(6,411)
Distributions to common stockholders
Distributions from net investment income	(4,895)	(4,658)
Return of capital	—	(1,902)
Net decrease in net assets from distributions	(4,895)	(6,560)
Capital transactions
Acquisition of common stock under repurchase plan	(2,001)	—
Net decrease in net assets from capital transactions	(2,001)	—
Net decrease in net assets	(9,265)	(12,971)
Net assets, beginning of period	154,164	188,552
Net assets, end of period	$144,899	$175,581
Net asset value per common share at end of period	$7.16	$8.57
Common shares outstanding at end of period	20,247	20,499

(See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the six months ended June 30,
	2015	2014
Cash flows from operating activities:
Net decrease in net assets resulting from operations	$(2,369)	$(6,411)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash attributable to operating activities:
Payment-in-kind interest	(947)	(513)
Net amortization of premiums, discounts and fees	(317)	(286)
Net realized capital (gain) loss on investments	(232)	9,078
Net unrealized depreciation (appreciation) on investments	7,268	719
Amortization of deferred loan costs	569	487
Purchase of investments in portfolio securities	(39,979)	(1,479)
Proceeds from redemption of investments in portfolio securities	12,324	20,189
Purchase of investments in U.S. Treasury Bills	(61,201)	(92,001)
Proceeds from redemption of investments in U.S. Treasury Bills	61,201	92,001
Effects of changes in operating assets and liabilities:
Accounts receivable and other current assets	(350)	(422)
Interest receivable	(7)	518
Prepaid assets	(5)	965
Payables and accrued expenses	(47)	677
Net cash attributable to operating activities	(24,092)	23,522
Cash flows from financing activities:
Borrowings under revolving credit facilities	146,000	154,000
Repayments on revolving credit facilities	(126,000)	(165,000)
Acquisition of common stock under repurchase plan	(2,001)	—
Distributions to stockholders	(5,764)	(6,560)
Net cash attributable to financing activities	12,235	(17,560)
Net change in cash and cash equivalents	(11,857)	5,962
Cash and cash equivalents, beginning of period	31,455	29,298
Cash and cash equivalents, end of period	$19,598	$35,260

(See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2015
(in thousands, except share amounts and percentages)
(unaudited)

Portfolio Company	Industry Segment	Investment(1)	Principal	Cost	Fair Value(2)

Control Investments - (More than 25% owned)
Contour Highwall Holdings, LLC	Coal Mining	Senior Secured Term Loan (12%, due 10/14/2015)(6)(14)	$10,757	$10,778	$3,000
Contour Highwall Holdings, LLC	Coal Mining	Unsecured Promissory Note (6%, due 4/11/2016)(6)	800	800	—
Contour Highwall Holdings, LLC	Coal Mining	800 Membership Units representing 80% of the common equity(10)		—	—
Spirit Resources, LLC	Oil & Natural Gas Production and Development	Tranche A - Senior Secured Term Loan (greater of 8% or LIBOR+4.0%, due 4/28/2015)(6)(16)	4,657	4,621	—
Spirit Resources, LLC	Oil & Natural Gas Production and Development	Tranche B - Senior Secured Term Loan (greater of 15% PIK or LIBOR+11.0%, due 10/28/2015)(6)	4,409	4,409	—
Spirit Resources, LLC	Oil & Natural Gas Production and Development	80,000 Preferred Units representing 100% of the outstanding equity		8,000	—
Subtotal Control Investments - (More than 25% owned)				$28,608	$3,000

Affiliate Investments - (5% to 25% owned)
OCI Holdings, LLC	Home Health Services	Subordinated Note (LIBOR+ 11.0% cash with a 1% floor plus 3% PIK, due 8/15/2018)(13)	$15,938	$15,749	$15,938
OCI Holdings, LLC	Home Health Services	OHA/OCI Investments, LLC Class A Units representing 20.8% diluted ownership of OCI Holdings, LLC		2,500	2,842
Subtotal Affiliate Investments - (5% to 25% owned)				$18,249	$18,780

Non-affiliate Investments - (Less than 5% owned)
Castex Energy 2005, LP	Oil & Natural Gas Production and Development	Redeemable Preferred LP Units (current pay 8% cash, due 7/1/2016)(9)	$50,000	$50,014	$56,067
ATP Oil & Gas Corporation/Bennu Oil & Gas, LLC	Oil & Natural Gas Production and Development	Limited Term Royalty Interest (notional rate of 13.2%)(15)		27,166	19,310
Foundation Building Materials, LLC	Building Materials	Second Lien Term Loan (LIBOR+11.0% with a 1% floor, due 4/30/2019)	18,700	18,524	18,513
Talos Production, LLC	Oil & Natural Gas Production and Development	Senior Unsecured Notes (9.75%, due 2/15/2018)(3)	12,000	11,958	10,440

(See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2015
(In thousands, except share amounts and percentages)
(Unaudited — Continued)

Portfolio Company	Industry Segment	Investment(1)	Principal	Cost	Fair Value(2)

Non-affiliate Investments - (Less than 5% owned) - Continued
Shoreline Energy, LLC	Oil & Natural Gas Production and Development	Second Lien Term Loan (greater of LIBOR+9.25% with a 1.25% floor, or prime+8.25%, due 3/30/2019)(17)	$13,028	$12,715	$10,027
Royal Holdings, Inc.	Chemicals	Second Lien Term Loan (LIBOR+7.5% with a 1% floor, due June 19, 2023)(3)	10,000	9,925	10,025
WP Mustang (Electronic Funds Services, LLC)	Financial Services	Second Lien Term Loan (LIBOR+7.5% with a 1% floor, due 5/29/2022)(3)	10,000	9,834	9,891
Appriss Holdings, Inc.	Information Services	Second Lien Term Loan (LIBOR+8.25% with a 1% floor, due 5/21/2021)	10,000	9,860	9,850
KOVA International, Inc.	Medical Supplies Manufacturing and Distribution	Senior Subordinated Notes (12.75%, due 8/15/2018)	9,000	8,882	8,100
Gramercy Park CLO Ltd.(5)	Financial Services	Subordinated Notes, Residual Interest (11.95%, based on cost, due 7/17/2023)(3)	9,000	6,694	7,639
Stardust Financial Holdings (Hanson)	Building Materials	Second Lien Term Loan (LIBOR+9.5% with a 1% floor, due 3/13/2023)(3)	7,500	7,097	7,388
Huff Energy Holdings, Inc.	Oil & Natural Gas Production and Development	Senior Secured Term Loan (greater of 12.5% or LIBOR+8.5%, due 11/20/2015)	4,870	4,851	4,870
Huff Energy Holdings, Inc.	Oil & Natural Gas Production and Development	3% Overriding Royalty Interest(11)		42	48
Huff Energy Holdings, Inc.	Oil & Natural Gas Production and Development	Warrants(12)		42	48
WASH Multifamily Acquisition, Inc.	Industrials - Laundry Equipment	Second Lien Term Loan (LIBOR+7.0% with a 1% floor, due May 14, 2023)(3)	3,404	3,379	3,446
Coinamatic Canada, Inc.(5)	Industrials - Laundry Equipment	Second Lien Term Loan (LIBOR+7.0% with a 1% floor, due May 14, 2023)(3)	596	592	604
Globe BG, LLC	Coal Production	Contingent earn-out related to July 2011 sale of royalty interests in Alden Resources, LLC(8)		—	—
Myriant Corporation	Alternative Fuels & Specialty Chemicals	131,741 shares of common stock, representing 0.56% of the outstanding common shares		419	—
Myriant Corporation	Alternative Fuels & Specialty Chemicals	Warrants(7)		49	—
Subtotal Non-affiliate Investments - (Less than 5% owned)				$182,043	$176,266
Subtotal Portfolio Investments (86.6% of total investments)				$228,900	$198,046
 (See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2015
(In thousands, except share amounts and percentages)
(Unaudited — Continued)

Portfolio Company	Industry Segment	Investment(1)	Principal	Cost	Fair Value(2)

GOVERNMENT SECURITIES
U.S. Treasury Bills(4)			$30,600	$30,600	$30,600
Subtotal Government Securities (13.4% of total investments)				$30,600	$30,600

TOTAL INVESTMENTS				$259,500	$228,646

NOTES TO CONSOLIDATED SCHEDULE OF INVESTMENTS

(1)
We pledged all of our portfolio investments, except our investments in U.S. Treasury Bills, as collateral for obligations under our Investment Facility. We pledged our investments in U.S. Treasury Bills as collateral for obligations under our Treasury Facility. See Note 3 of Notes to Consolidated Financial Statements. Percentages represent interest rates in effect as of June 30, 2015 and due dates represent the contractual maturity dates. Warrants, common stock, units and earn-outs are non-income producing securities, unless otherwise stated.

(2)
The Audit Committee recommends fair values of each asset to our Board of Directors, which in good faith determines the final fair value for each investment. Fair value is determined using unobservable inputs (Level 3 hierarchy), unless otherwise stated. See Note 7 of Notes to Consolidated Financial Statements.

(3)	Fair value is determined using prices with observable market inputs (Level 2 hierarchy). See Note 7 of Notes to Consolidated Financial Statements.

(4)	Fair value is determined using prices for identical securities in active markets (Level 1 hierarchy). See Note 7 of Notes to Consolidated Financial Statements.

(5)
We have determined that this investment is not a “qualifying asset” under Section 55(a) of the Investment Company Act of 1940, or 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. We monitor the status of these assets on an ongoing basis.

(6)	Investment on non-accrual status.

(7)	Myriant Corporation warrants expire on August 15, 2015 and provide us the right to purchase 32,680 shares of Myriant Corporation common stock at a purchase price of $10.00 per share.

(8)
Contingent payment of up to $6.8 million is dependent upon Alden Resources, LLC’s achievement of certain sales volume and operating efficiency levels during the three-year period ended July 2014. The reporting and review mechanism to conclude the ultimate value of the earn-out has not yet been completed. Globe BG, LLC has informally advised us that the company’s relative cost of production has not improved since July 2011.

(9)
Upon redemption, we will receive the outstanding face amount plus an option to elect to receive either: a) a cash payment resulting in a total 12% internal rate of return, or IRR, (inclusive of the 8% cash distributions) or b) our pro rata share of 2% of the outstanding regular limited partner interests in Castex Energy 2005, LP (0.67% net to us).

(10)
The fair value of our Contour Highwall Holdings, LLC, or Contour, membership units also includes the value attributable to our ownership of 8,000 shares of common stock of Bundy Auger Mining, Inc., an affiliate of Contour.

(11)
Huff Energy Holdings, Inc., or HEH, overriding royalty interests are effective upon the earlier of repayment in full of the term loan or the maturity date of the term loan. HEH has the right to purchase the overriding royalty interests on, or before, the maturity date of the term loan for an aggregate of $50,000, provided that the term loan is repaid by the maturity date.

(12)
HEH warrants expire seven years after repayment of the term loan and entitle us to purchase 30% of the outstanding equity at $0.01 per share. HEH has the right to purchase these warrants on, or before, the maturity date of the term loan for $50,000, provided that the term loan is repaid by the maturity date.

(See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2015
(In thousands, except share amounts and percentages)
(Unaudited — Continued)

NOTES TO CONSOLIDATED SCHEDULE OF INVESTMENTS - continued

(13)
Effective July 9, 2014, we executed a third amendment to our credit agreement with OCI Holdings, LLC, or OCI, to amend certain covenant limits in exchange for increases in OCI’s interest to the greater of 12% or LIBOR+11% cash, plus 3% payment-in-kind, or PIK.

(14)	Contour has not made its September 2014 through June 2015 interest payments on the senior secured term loan.

(15)	For more information, refer to the discussion of the ATP litigation in Note 6 to the Consolidated Financial Statements.

(16)
Spirit Resources, LLC, or Spirit, has not made its November 2014 through June 2015 interest payments on the Tranche A Senior Secured Term Loan. Spirit sold substantially all its assets in June 2015, and the proceeds were applied to the outstanding principal balance.

(17)
Effective June 24, 2014, we executed a third amendment to our credit agreement with Shoreline Energy, LLC, or Shoreline, to amend certain covenant limits in exchange for increases in Shoreline's interest to greater of LIBOR+9.25% with a 1.25% floor or prime+8.25% with a 1.25% floor, effective after March 31, 2015. The third amendment also included the addition of 0.50% payment-in-kind, or PIK, interest effective after June 30, 2015.

(See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2014
(In thousands, except share amounts and percentages)
(Unaudited)

Portfolio Company	Industry Segment	Investment(1)	Principal	Cost	Fair Value(2)

Control Investments - (More than 25% owned)
Contour Highwall Holdings, LLC	Coal Mining	Senior Secured Term Loan (12%, due 10/14/2015)(6)(14)	$10,757	$10,778	$4,500
Contour Highwall Holdings, LLC	Coal Mining	800 Membership Units representing 80% of the common equity(10)		—	—
Spirit Resources, LLC	Oil & Natural Gas Production and Development	Tranche A - Senior Secured Term Loan (greater of 8% or LIBOR+4.0%, due 4/28/2015)(6)(16)	5,500	5,464	1,450
Spirit Resources, LLC	Oil & Natural Gas Production and Development	Tranche B - Senior Secured Term Loan (greater of 15% PIK or LIBOR+11.0%, due 10/28/2015)(6)	4,409	4,409	—
Spirit Resources, LLC	Oil & Natural Gas Production and Development	80,000 Preferred Units representing 100% of the outstanding equity		8,000	—
Spirit Resources, LLC	Oil & Natural Gas Production and Development	3% Overriding Royalty Interest		10	325
Subtotal Control Investments - (More than 25% owned)				$28,661	$6,275

Affiliate Investments - (5% to 25% owned)
OCI Holdings, LLC	Home Health Services	Subordinated Note (LIBOR+ 11.0% cash with a 1% floor plus 3% PIK, due 8/15/2018)(13)	$15,700	$15,486	$15,700
OCI Holdings, LLC	Home Health Services	OHA/OCI Investments, LLC Class A Units representing 20.8% diluted ownership of OCI Holdings, LLC		2,500	1,730
Subtotal Affiliate Investments - (5% to 25% owned)				$17,986	$17,430

Non-affiliate Investments - (Less than 5% owned)
Castex Energy 2005, LP	Oil & Natural Gas Production and Development	Redeemable Preferred LP Units (current pay 8% cash, due 7/1/2016)(9)	$50,000	$50,021	$54,906
ATP Oil & Gas Corporation/Bennu Oil & Gas, LLC	Oil & Natural Gas Production and Development	Limited Term Royalty Interest (Notional rate of 13.2%)(15)		26,767	23,700
Shoreline Energy, LLC	Oil & Natural Gas Production and Development	Second Lien Term Loan (greater of LIBOR+9.0% with a 1.25% floor, or prime+8.0%, due 3/30/2019)	13,417	13,071	11,985
Talos Production, LLC	Oil & Natural Gas Production and Development	Senior Unsecured Notes (9.75%, due 2/15/2018)(3)	12,000	11,951	10,920
Citadel Plastics Holdings, Inc.	Chemicals	Second Lien Term Loan (LIBOR+8.0% with a 1% floor, due 11/5/2021)(3)	10,000	9,901	9,900
(See accompanying notes to consolidated financial statements)

CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2014
(In Thousands, Except Share Amounts and Percentages)
(Continued)

Portfolio Company	Industry Segment	Investment(1)	Principal	Cost	Fair Value(2)

Non-affiliate Investments - (Less than 5% owned) - Continued
Appriss Holdings, Inc.	Information Services	Second Lien Term Loan (LIBOR+8.25% with a 1% floor, due 5/21/2021)	$10,000	$9,852	$9,850
WP Mustang (Electronic Funds Services, LLC)	Financial Services	Second Lien Term Loan (LIBOR+7.5% with a 1% floor, due 5/29/2022)(3)	10,000	9,826	9,675
KOVA International, Inc.	Medical Supplies Manufacturing and Distribution	Senior Subordinated Notes (12.75%, due 8/15/2018)	9,000	8,867	9,000
Gramercy Park CLO Ltd.(5)	Financial Services	Subordinated Notes, Residual Interest (11.95%, based on cost, due 7/17/2023)(3)	9,000	7,014	7,110
Huff Energy Holdings, Inc.	Oil & Natural Gas Production and Development	Senior Secured Term Loan (greater of 12.5% or LIBOR+8.5%, due 11/20/2015)	5,320	5,278	5,320
Huff Energy Holdings, Inc.	Oil & Natural Gas Production and Development	3% Overriding Royalty Interest(11)		42	46
Huff Energy Holdings, Inc.	Oil & Natural Gas Production and Development	Warrants(12)		42	46
Globe BG, LLC	Coal Production	Contingent earn-out related to July 2011 sale of royalty interests in Alden Resources, LLC(8)		—	—
Myriant Corporation	Alternative Fuels & Specialty Chemicals	131,741 shares of common stock, representing 0.56% of the outstanding common shares		419	—
Myriant Corporation	Alternative Fuels & Specialty Chemicals	Warrants(7)		49	—
Subtotal Non-affiliate Investments - (Less than 5% owned)				$153,100	$152,458
Subtotal Portfolio Investments (85.2% of total investments)				$199,747	$176,163

GOVERNMENT SECURITIES
U.S. Treasury Bills(4)			$30,600	$30,600	$30,600
Subtotal Government Securities (14.8% of total investments)				$30,600	$30,600

TOTAL INVESTMENTS				$230,347	$206,763

(See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2014
(Continued)

NOTES TO CONSOLIDATED SCHEDULE OF INVESTMENTS

(1)
We pledged all of our portfolio investments, except our investments in U.S. Treasury Bills, as collateral for obligations under our Investment Facility. We pledged our investments in U.S. Treasury Bills as collateral for obligations under our Treasury Facility. See Note 3 of Notes to Consolidated Financial Statements. Percentages represent interest rates in effect as of December 31, 2014 and due dates represent the contractual maturity dates. Warrants, common stock, units and earn-outs are non-income producing securities, unless otherwise stated.

(2)
The Audit Committee recommends fair values of each asset to our Board of Directors, which in good faith determines the final fair value for each investment. Fair value is determined using unobservable inputs (Level 3 hierarchy), unless otherwise stated. See Note 7 of Notes to Consolidated Financial Statements.

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

(8)
Contingent payment of up to $6.8 million is dependent upon Alden Resources, LLC’s achievement of certain sales volume and operating efficiency levels during the three-year period ended July 2014. The reporting and review mechanism to conclude the ultimate value of the earn-out has not yet been completed. Globe BG, LLC has informally advised us that the company’s relative cost of production has not improved since July 2011.

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

(11)
Huff Energy Holdings, Inc., or HEH, overriding royalty interests are effective upon the earlier of repayment in full of the term loan or the maturity date of the term loan. HEH has the right to purchase the overriding royalty interests on, or before, the maturity date of the term loan for an aggregate of $50,000, provided that the term loan is repaid by the maturity date.

(12)
HEH warrants expire seven years after repayment of the Term Loan and entitle us to purchase 30% of the outstanding equity at $0.01 per share. HEH has the right to purchase these warrants on, or before, the maturity date of the Term Loan for $50,000, provided that the Term Loan is repaid by the maturity date.

(13)
Effective July 9, 2014, we executed a third amendment to our credit agreement with OCI Holdings, LLC, or OCI, to amend certain covenant limits in exchange for increases in OCI’s interest to the greater of 12% or LIBOR+11% cash, plus 3% payment-in-kind, or PIK.

(14)	Contour has not made its September 2014 through December 2014 interest payments on the Senior Secured Term Loan.

(15)	For more information, refer to the discussion of the ATP litigation in Note 6 to the Consolidated Financial Statements.

(16)	Spirit Resources, LLC, or Spirit, has not made its November 2014 through December 2014 interest payments on the Tranche A Senior Secured Term Loan.

(See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION
CONSOLIDATED FINANCIAL HIGHLIGHTS
(unaudited)

	For the six months ended June 30,
Per Share Data(1)	2015	2014

Net asset value, beginning of period	$7.48	$9.20
Net investment income	0.23	0.17
Net realized and unrealized loss on investments(2)	(0.35)	(0.48)
Net decrease in net assets resulting from operations	(0.12)	(0.31)
Distributions to common stockholders
Distributions from net investment income	(0.24)	(0.23)
Return of capital	—	(0.09)
Net decrease in net assets from distributions	(0.24)	(0.32)
Effect of shares repurchased, gross	$0.04	$—
Net asset value, end of period	$7.16	$8.57

Market value, beginning of period	$4.69	$7.47
Market value, end of period	$5.69	$6.23
Market value return(3)	26.6%	(12.5)%
Net asset value return(3)	(0.1)%	(2.3)%

Ratios and Supplemental Data
($ and shares in thousands)
Net assets, end of period	$144,899	$175,581
Average net assets	$151,439	$183,323
Common shares outstanding, end of period	20,247	20,499
Total operating expenses/average net assets(4)(5)	8.0%	8.7%
Net investment income/average net assets(4)	6.2%	3.7%
Portfolio turnover rate	6.4%	0.7%
Net decrease in net assets resulting from operations/average net assets(4)	(3.2)%	(7.1)%

Expense Ratios (as a percentage of average net assets)(4)
Interest expense and bank fees	2.1%	1.3%
Management and incentive fees	2.0%	2.9%
Costs related to strategic alternatives review	—%	0.7%
Other operating expenses(5)	3.9%	3.8%
Total operating expenses(5)	8.0%	8.7%

(1)	Per share data is based on weighted average number of common shares outstanding for the period.

(2)
May include a balancing amount necessary to reconcile the change in net asset value per share with other per share information presented. This amount may not agree with the aggregate gains and losses for the period because the difference in the net asset value at the beginning and end of the period may not equal the per share changes of the line items disclosed.

(3)	Return calculations assume reinvestment of distributions and are not annualized.

(4)	Annualized.

(5)
Net of legal fee reimbursements of $0.5 million and $0.9 million for the six months ended June 30, 2015 and 2014, respectively. Excluding these legal fee reimbursements, other operating expenses and total operating expenses ratios would have been 4.6% and 5.5% and 8.7% and 9.7%, respectively, for the six months ended June 30, 2015 and 2014. See Note 6 of Notes to Consolidated Financial Statements.

(See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
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

On September 30, 2014, our stockholders approved the appointment of Oak Hill Advisors, L.P., or OHA, as our new investment advisor, replacing NGP Investment Advisor, LP, which had been our investment advisor since our inception. In connection with this change in investment advisor, we changed our name from NGP Capital Resources Company to OHA Investment Corporation. OHA is a registered investment adviser under the 1940 Act. OHA acts as our investment advisor and administrator pursuant to an investment advisory agreement and an administration agreement, respectively, each dated as of September 30, 2014, which we refer to as the Investment Advisory Agreement and the Administration Agreement, respectively See Note 4.

Note 2: Basis of Presentation

These interim unaudited consolidated financial statements include the accounts of OHAI and its consolidated subsidiaries. We eliminate all significant intercompany accounts and transactions upon consolidation. Certain prior period amounts have been reclassified to conform to current period presentation.

We prepare the interim consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. We omit certain information and footnote disclosures normally included in audited financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, pursuant to such rules and regulations. We believe we include all adjustments, which are of a normal recurring nature, so that these financial statements fairly present our financial position, results of operations and cash flows. Interim results are not necessarily indicative of results for a full year. You should read these unaudited consolidated financial statements in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Distributions

We record distributions to stockholders on the ex-dividend date. We currently intend that our distributions each year will be sufficient to maintain our status as a RIC for federal income tax purposes and to eliminate federal excise tax liability. We currently intend to make distributions to stockholders on a quarterly basis so that substantially all of our net taxable income is distributed on an annual basis. We also intend to make distributions of net realized capital gains, if any, at least annually. However, we may in the future decide to retain such capital gains for investment and designate such retained amounts as deemed distributions. Each quarter, we estimate our annual taxable earnings. The Board of Directors considers this estimate and determines the distribution amount, if any. We generally declare our distributions each quarter and pay them shortly thereafter. The following table summarizes our recent distribution history:

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
June 30, 2015
(unaudited)

Declaration Date	Per Share Amount	Record Date	Payment Date
March 18, 2014	$0.16	March 31, 2014	April 7, 2014
June 10, 2014	0.16	June 30, 2014	July 7, 2014
September 11, 2014	0.16	September 30, 2014	October 7, 2014
December 17, 2014	0.16	December 31, 2014	January 9, 2015
March 3, 2015	0.12	March 31, 2015	April 8, 2015
June 10, 2015	0.12	June 30, 2015	July 9, 2015

Note 3: Credit Facilities and Borrowings

We are party to a $72.0 million Third Amended and Restated Revolving Credit Agreement, or the Investment Facility, dated May 23, 2013, as amended. The total amount outstanding under the Investment Facility was $72.0 million and $55.5 million as of June 30, 2015 and December 31, 2014, respectively. Substantially all of our assets, except our investments in U.S. Treasury Bills, are pledged as collateral for the obligations under the Investment Facility. On September 29, 2014, we amended the Investment Facility to permit the appointment of OHA as our investment advisor. The Investment Facility matures on May 23, 2016 and bears interest, at our option, at either (i) LIBOR plus 325 to 475 basis points, or (ii) the base rate plus 225 to 375 basis points, both based on our amounts outstanding. As of June 30, 2015, the average interest rate on our outstanding balance of $72.0 million was 4.4%, and there was no additional amount available for borrowing under the Investment Facility. We repaid $15 million of the balance outstanding under the Investment Facility in early July 2015.

We are party to a $30.0 million Treasury Secured Revolving Credit Agreement, or the Treasury Facility, dated March 31, 2011, as amended, with SunTrust Bank as administrative agent, that can only be used to purchase U.S. Treasury Bills. Proceeds from the Treasury Facility facilitate the growth of our investment portfolio and provide flexibility in the sizing of our portfolio investments. The Treasury Facility has been amended from time to time, generally to extend the expiration date and, in some cases, to revise the size of the facility. On September 24, 2014, we entered into a fifth amendment to the Treasury Facility which extended the expiration date to September 24, 2015, reduced the size of the Treasury Facility to $30.0 million, and permitted the appointment of OHA as our investment advisor. Borrowings under the Treasury Facility bear interest, at our option, at either (i) LIBOR plus 150 basis points or (ii) the base rate plus 50 basis points. We have the right at any time to prepay the amounts outstanding under the Treasury Facility, in whole or in part, without premium or penalty. As of June 30, 2015, we had $30.0 million outstanding and no additional amount available for borrowing under the Treasury Facility, and the interest rate on our outstanding balance was 1.7%. We repaid the entire balance outstanding under the Treasury Facility in July 2015 with proceeds from the sale of U.S. Treasury Bills.

Both the Investment Facility and the Treasury Facility contain affirmative and reporting covenants and certain financial ratio and restrictive covenants. We have complied with these covenants throughout 2015 and 2014 and had no existing defaults or events of default under either facility. The most restrictive covenants, with terms as defined in the credit agreements, are (these restrictive covenants apply to both the Investment Facility and the Treasury Facility, unless otherwise noted):

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

Note 4: Investment Management

Investment Advisory Agreement

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
June 30, 2015
(unaudited)

On September 30, 2014, we entered into the Investment Advisory Agreement with OHA, an investment adviser registered under the Investment Advisers Act of 1940, or Advisers Act, pursuant to which OHA replaced NGP Investment Advisor, LP as our investment advisor. The initial term of the Investment Advisory Agreement is until September 30, 2016, and subsequently for successive one-year renewals, provided such continuation is annually approved by our Board of Directors, a majority of whom are not “interested” persons (as defined in the 1940 Act) of us. Pursuant to the Investment Advisory Agreement, OHA implements our business strategy on a day-to-day basis and performs certain services for us, subject to the supervision of our Board of Directors. Under the Investment Advisory Agreement, we pay OHA a fee consisting of two components — a base management fee and an incentive fee.

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

Incentive Fee: The incentive fee consists of two parts. The first part, the investment income incentive fee, is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the fiscal quarter for which the fee is being calculated. Pre-incentive fee net investment income means interest income, dividend income, royalty payments, net profits interest payments, and any other income (including any other fees, such as commitment, origination, syndication, structuring, diligence, monitoring and consulting fees or other fees that we receive from portfolio companies) accrued during the fiscal quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement, and any interest expense and distributions paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income that we have not yet received in cash. Accordingly, we may pay an incentive fee based partly on accrued investment income, the collection of which is uncertain or deferred. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses, or unrealized capital appreciation or depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets (defined as total assets less liabilities at the end of the immediately preceding fiscal quarter) is compared to a “hurdle rate” of 1.75% per quarter (7% annualized). OHA receives no incentive fee for any fiscal quarter in which our pre-incentive fee net investment income does not exceed the hurdle rate. OHA receives an incentive fee equal to 100% of our pre-incentive fee net investment income for any fiscal quarter in which our pre-incentive fee net investment income exceeds the hurdle rate but is less than 2.1875% (8.75% annualized) of net assets (also referred to as the “catch up” provision) plus 20% of our pre-incentive fee net investment income for such fiscal quarter greater than 2.1875% (8.75% annualized) of net assets. For the three month and six month periods ended June 30, 2015 we incurred investment income incentive fees totaling $139,000.

The second part of the incentive fee, the capital gains fee, is determined and payable in arrears as of the end of each fiscal year (or, upon termination of the Investment Advisory Agreement, as of the termination date). The capital gains fee is equal to 20% of our cumulative aggregate realized capital gains from September 30, 2014 through the end of that fiscal year, computed net of our cumulative aggregate realized capital losses and cumulative aggregate unrealized depreciation on investments for the same time period. The aggregate amount of any previously paid capital gains incentive fees to OHA is subtracted from the capital gains incentive fee calculated. If such amount is negative, then there is no capital gains fee for such year. For the purposes of the capital gains fee, any gains and losses associated with our investment portfolio as of September 30, 2014 shall be excluded from the capital gains fee calculation. We have not incurred any capital gains fees since the Investment Advisory Agreement went into effect on September 30, 2014.

The Investment Advisory Agreement may be terminated at any time, without the payment of any penalty, by a vote of our Board of Directors or a vote of the holders of at least a majority of our outstanding voting securities (within the meaning of the 1940 Act) on 60 days’ written notice to OHA, and would automatically terminate in the event of its “assignment” (within the meaning of the 1940 Act). OHA may terminate the Investment Advisory Agreement without penalty by providing us more than 60 days’ written notice. Pursuant to the Investment Advisory Agreement, OHA pays the compensation expense of its investment professionals, who provide management and investment advisory services to us. We bear all other costs and expenses of our operations and transactions.

Previous Investment Advisory Agreement

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
June 30, 2015
(unaudited)

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

We calculated the second part of the incentive fee, the capital gains fee, as (1) 20% of (a) our net realized capital gains (realized capital gains less realized capital losses) on a cumulative basis from the closing date of our initial public offering to the end of the applicable fiscal year, less (b) any unrealized capital depreciation at the end of such fiscal year, less (2) the aggregate amount of all capital gains fees paid to NGP Investment Advisor, LP in prior fiscal years. We determined and paid the capital gains fee in arrears as of the end of each fiscal year. We did not incur any capital gains fees under the previous investment advisory agreement since 2007.

Administration Agreement

On September 30, 2014, we entered into the Administration Agreement with OHA pursuant to which OHA replaced NGP Administration, LLC as our administrator and furnishes us with certain administrative services, personnel and facilities. The Administration Agreement has an initial term ending on September 30, 2016. Payments under the Administration Agreement are equal to our allocable portion of OHA’s overhead in performing its obligations under the Administration Agreement, including all administrative services necessary for our operation and the conduct of our business. The aggregate amount of certain costs and expenses payable by us under the Investment Advisory Agreement and the Administration Agreement for the period from October 1, 2014 to September 30, 2015 shall not exceed $2.5 million, or Cap; provided that interest expense and bank fees, management and incentive fees, legal and professional fees, insurance expenses, taxes and costs related to the change in investment advisor are not subject to the Cap. The Administration Agreement may be terminated at any time, without penalty, by a vote of our Board of Directors or by OHA upon 60 days’ written notice to the other party.

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

We owed $0.1 million and $0.2 million to OHA under the Administration Agreement as of June 30, 2015 and December 31, 2014, respectively, for expenses incurred on our behalf for the final month of the respective quarterly period. We include these amounts in accounts payable and accrued expenses on our consolidated balance sheets.

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

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
June 30, 2015
(unaudited)

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

ATP Litigation. On August 17, 2012, ATP Oil & Gas Corporation, or ATP, filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Texas. Prior to the bankruptcy filing, we purchased limited term overriding royalty interests, or ORRIs, in certain offshore oil and gas producing properties operated by ATP (generally, the Gomez and Telemark properties). On August 23, 2012, on a motion filed by ATP, the bankruptcy judge presiding over ATP’s case signed an order (Bankr. Dkt. No. 191) requiring ATP to pay amounts received after August 17, 2012 to those parties it believes are entitled to receive them, including the ORRI holders, provided that the owners of the ORRIs execute a disgorgement agreement providing for the repayment of any amounts that the bankruptcy court later finds to have been inappropriately paid. We executed the disgorgement agreement and began receiving monthly distributions in September 2012 from ATP of our share of production proceeds received by ATP after August 17, 2012. As of June 30, 2015, our unrecovered investment was $27.2 million, and we had received aggregate production payments of $34.9 million subject to the disgorgement agreement; both of these amounts are the subject of disputes in the litigation described herein.

As of June 30, 2015, we had incurred legal and consulting fees totaling $5.3 million in connection with the enforcement of our rights under the ORRIs. On various occasions, we have provided notice that such legal expenses will be added to our unrecovered investment balance to the extent they are not reimbursed. To date, we have not received any payments on account of legal expenses aside from our receipt of regular monthly production payments. We add our legal expenses to the unrecovered investment balance in accordance with our transaction documents. As of June 30, 2015, $4.7 million of the $5.3 million in legal and consulting fees have been added to, and are thus included in, the unrecovered investment balance under the terms of our transaction documents. The remaining amounts of legal and consulting fees, totaling $0.6 million and $0.1 million as of June 30, 2015 and December 31, 2014, respectively, are included in accounts receivable and other current assets on our consolidated balance sheets and are, thus, not included in the unrecovered investment balance as of such dates.

On October 17, 2012, we filed a lawsuit against ATP styled: OHA Investment Corporation v. ATP Oil & Gas Corporation, Adv. Proc. No. 12-03443, in the U.S. Bankruptcy Court for the Southern District of Texas, seeking a declaration that the ORRIs are our property and not property of ATP and that the conveyance and purchase and sale documents are not

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
June 30, 2015
(unaudited)

executory contracts that may be rejected in order to remove or recharacterize our interests in the properties (the “Adversary Proceeding”). ATP filed an answer and counterclaim in which it (a) denies that the ORRIs are valid and enforceable, (b) seeks a declaration that (i) the ORRIs are a financing agreement and not a true sale and (ii) the ORRIs are executory contracts that are subject to rejection under 11 U.S.C. Sec. 365, and (c) seeks disgorgement from us of amounts paid to us since August 17, 2012, the date of filing of ATP’s Chapter 11 proceeding. The United States, on behalf of the Department of the Interior, intervened in the lawsuit, arguing that the underlying leases are unexpired leases of real property or executory contracts (and not real property conveyances) and are subject to rejection by ATP. Certain service companies claiming statutory liens or privileges have intervened in the lawsuit for the purposes of establishing that their alleged statutory liens and privileges are superior to our rights and asserting related claims for disgorgement of proceeds paid to us by ATP. The Bank of New York Mellon Trust Company, N.A., the secondary lien holder, has also intervened in the lawsuit, arguing (i) the ORRIs are a financing agreement and not a true sale, (ii) our claims are barred, waived, released and/or otherwise foreclosed by the express terms of the conveyance of the ORRIs, and (iii) either we have not met a condition precedent or we failed to perform or substantially perform our contractual obligations. The issues in the lawsuit have been bifurcated such that the issues of (i) whether the conveyances and transactions between us and ATP constituted outright transfers of ownership and (ii) whether the conveyances are executory contracts or leases that ATP may reject, will be tried first as “Phase 1” of the legal proceedings. Any additional claims, including the service company statutory lien claims and related issues, will be decided later if necessary in “Phase 2.” This lawsuit is currently pending, and the initial trial date was abated along with certain other deadlines pending consideration of various motions. In that context, a Motion for Summary Judgment that we filed was denied, and we subsequently filed a motion to appeal the denial on an interlocutory basis. After our motion to appeal was denied by the United States District Court, we filed a Motion for Reconsideration of the summary judgment denial with the bankruptcy court on June 17, 2014. A new scheduling order has not been entered. We intend to vigorously defend our position that the ORRIs constitute real property interests and are fully valid and enforceable pursuant to their terms, and we intend to vigorously defend our position that the service companies’ statutory liens and privileges do not attach to our ORRIs and/or are not superior to our rights.

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

On October 1, 2014, we filed an objection to the Motion to Dismiss, asserting that Bennu is the owner of all recharacterization claims against us and requesting that the judge enter a declaratory judgment (rather than an order of dismissal) holding that the ORRIs do, in fact, constitute real property interests that are not subject to recharacterization as a loan

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
June 30, 2015
(unaudited)

or otherwise, and are fully valid and enforceable pursuant to their terms. In related briefings, the Trustee asserted that Bennu does not own recharacterization claims relating to the Gomez properties, and objected to entry of a judgment in our favor due to alleged prejudice that would result against the estate’s alleged claims. On November 13, 2014, Bennu filed a Motion to Determine Ownership of Claims, or the Ownership Motion, asserting that it is the sole owner of claims seeking to recharacterize the nature and validity of the ORRIs. On January 28, 2015, the bankruptcy court entered an order on the Ownership Motion (Adv. Dkt. No. 236), which determined, among other things, that Bennu has the exclusive right to seek to recharacterize the ORRIs as something other than a vested ownership in hydrocarbons to be produced. It also determined that (i) the Trustee has the exclusive right to seek to avoid payments made to OHA under sections 544, 547 and 548 of the Bankruptcy Code and (ii) the Trustee may only pursue claims under section 549 that were not purchased by Bennu. On February 24, 2015, the Trustee filed an Amended Counterclaim against us seeking to avoid and recover alleged preferential transfers in the amount of $3.4 million. The Amended Counterclaim also seeks to avoid post-petition royalty payments made to us from the Gomez Properties in the amount of $9.6 million and from the Telemark Properties in the amount of $13.4 million. On April 1, 2015, we filed our Motion to Dismiss the Trustee’s Amended Counterclaim (Adv. Dkt. No. 249) arguing that the Amended Counterclaim should be dismissed, because Bennu purchased the recharacterization claims and the exclusive right to seek to recharacterize our ORRIs as anything other than a vested ownership interest. Also on April 1, 2015, Bennu filed a Motion to Enforce the Final Sale Order (Adv. Dkt. No. 248), arguing that the Trustee has no right to assert any section 549 claims against us.

On April 30, 2015, we and Bennu filed an Expedited Joint Motion to Enter Agreed Judgment (Adv. Dkt. No. 251), seeking entry of an Agreed Judgment determining that, among other things, the ORRIs are a real property interest and a “production payment” within the meaning of Sections 101(42A) and 541(b) of the United States Bankruptcy Code, and that the ORRIs are not and never were property of ATP’s bankruptcy estate. In connection with the Joint Motion, we entered into a Settlement and Release Agreement with Bennu pursuant to which, in exchange for Bennu agreeing to execute and seek entry of the Agreed Judgment, we agreed to withdraw and/or release Bennu from certain claims contemplated in our July 2014 Motion for Leave mentioned above, primarily relating to our claim for breach of certain contractual Acts of Subordination which were executed in connection with the conveyance of the ORRIs. Our release of Bennu is contingent upon the bankruptcy court’s entry of the Agreed Judgment, or another acceptable form of agreed judgment that is final and not subject to appeal.

The Trustee filed an Objection to the Joint Motion to Enter Agreed Judgment (Adv. Dkt. No. 253), and on May 21, 2015, the Court conducted a hearing on our Motion to Dismiss the Trustee’s Amended Counterclaim, Bennu’s Motion to Enforce the Final Sale Order, and the Expedited Joint Motion to Enter Agreed Judgment. At the hearing, the Court announced its decision to dismiss the claim asserted by the Trustee to avoid post-petition royalty payments made to us from the Telemark Properties. With respect to the remaining claims asserted in the Trustee’s Amended Counterclaim, the Court took our Motion to Dismiss and Bennu’s Motion to Enforce the Final Sale Order under advisement, and the Court’s ruling is currently pending. The Court requested further briefing from the Parties, which was submitted on June 5, 2015 (Adv. Dkt. Nos. 263, 264) and June 11, 2015 (Adv. Dkt. No. 265). With respect to the Expedited Joint Motion to Enter Agreed Judgment, the Court indicated that it could not enter the Agreed Judgment in the Adversary Proceeding as long as the Trustee remains a party with pending claims. As a result, the Court abated the Expedited Joint Motion to Enter Agreed Judgment, pending further submission by us and Bennu.

During the 90-day preference period preceding the filing of ATP’s bankruptcy, we received royalty payments totaling approximately $3.6 million. Through June 30, 2015, we received post-petition royalty payments from the Gomez properties and the Telemark properties in the amount of $8.3 million and $26.6 million, respectively. It is estimated that the statutory lien claims asserted by intervenors in the Adversary Proceeding against our ORRIs are in the principal amount of approximately $35.2 million. At this time, we estimate that there are potential statutory lien claims (including claims of the intervenors in the Adversary Proceeding, without regard to the validity of such claims) in the principal amount of approximately $54.2 million. We have or will assert that we have viable defenses with respect to all of the claims of the statutory lien claimants or any other claim which seeks to avoid or disgorge any prepetition or post-petition royalty payment which we received in respect of the Telemark or Gomez properties. In the event we do not prevail on our defenses to the statutory lien claims or any other claim seeking to avoid or disgorge pre-petition or post-petition royalty payments, we contend that, pursuant to the terms of our transaction documents, we are entitled to include any amounts disgorged on account of any such claims into the unrecovered investment balance of our ORRIs. Moreover, to the extent we do not prevail on our defenses to any action brought by the holder of a statutory lien claim, we contend that we would be permitted to seek contribution from other ORRI and net profits interest holders with respect to any disgorged amounts.

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
June 30, 2015
(unaudited)

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

Note 7: Fair Value

Our investments consisted of the following as of June 30, 2015 and December 31, 2014:

	June 30, 2015				December 31, 2014
(Dollar amounts in thousands)	Cost	% of total	Fair Value	% of total	Cost	% of total	Fair Value	% of total

Portfolio investments
First lien secured debt	$24,659	9.5%	$7,870	3.5%	$25,929	11.3%	$11,270	5.4%
Second lien debt	71,926	27.7%	69,744	30.5%	42,650	18.5%	41,410	20.0%
Subordinated debt	37,389	14.4%	34,478	15.1%	36,304	15.8%	35,620	17.2%
Limited term royalties	27,166	10.5%	19,310	8.5%	26,767	11.6%	23,700	11.5%
Royalty interests	42	—%	48	—%	52	—%	371	0.2%
Redeemable preferred units	50,014	19.3%	56,067	24.5%	50,021	21.7%	54,906	26.6%
CLO residual interests	6,694	2.6%	7,639	3.3%	7,014	3.0%	7,110	3.5%
Equity securities
Membership and partnership units	10,500	4.0%	2,842	1.2%	10,500	4.6%	1,730	0.8%
Common stock	419	0.2%	—	—%	419	0.2%	—	—%
Warrants	91	—%	48	—%	91	—%	46	—%
Total equity securities	11,010	4.2%	2,890	1.2%	11,010	4.8%	1,776	0.8%
Total portfolio investments	228,900	88.2%	198,046	86.6%	199,747	86.7%	176,163	85.2%
Government securities
U.S. Treasury Bills	30,600	11.8%	30,600	13.4%	30,600	13.3%	30,600	14.8%
Total investments	$259,500	100.0%	$228,646	100.0%	$230,347	100.0%	$206,763	100.0%

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

On a quarterly basis, the investment team of our investment advisor prepares fair value recommendations for all of the assets in our portfolio utilizing the income approach and market approach in accordance with ASC 820 and presents them to the Audit Committee of our Board of Directors. The Audit Committee recommends fair values of each asset to our Board of Directors, which in good faith determines the final fair value for each investment. We record investments in securities for which market quotations are readily available at such market quotations in our financial statements as of the valuation date. For investments in securities for which market quotations are not readily available, or which have various degrees of trading restrictions, the investment team of our investment advisor prepares valuation analyses as generally described below.

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
June 30, 2015
(unaudited)

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

•
Level 3 — Model-derived valuations in which one or more significant inputs or significant value drivers are unobservable. Unobservable inputs are those inputs that reflect our own assumptions regarding what market participants would use to price the asset or liability based on the best available information.

Fair value accounting classifies financial assets and liabilities in their entirety based on the lowest level of input that is significant to the estimated fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment that may affect the valuation of assets and liabilities and their placement within the fair value hierarchy levels. We did not have any liabilities measured at fair value at June 30, 2015 or December 31, 2014.

Debt Securities and Limited Term Royalties:   In determining the fair value of our debt investments, we first assess the overall financial health of the portfolio company through an evaluation of a number of factors, including, as relevant, historical and projected financial results, the portfolio company's enterprise value, and the nature and realizable value of any collateral. In estimating the portfolio company’s enterprise value, we analyze the discounted value of estimated future net cash flows of the portfolio company, derived, when appropriate, from third party valuations of a portfolio company’s assets, such as engineering

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
June 30, 2015
(unaudited)

reserve reports on oil and natural gas properties. We also use a market approach in determining the portfolio company’s estimated enterprise value, considering recent comparable transactions involving similar businesses or assets. We also may consider the markets in which the portfolio company operates; comparison to a peer group of publicly traded securities; the size and scope of the portfolio company and its specific strengths and weaknesses; recent purchases or sales of securities by the portfolio company; recent offers to purchase the portfolio company; the estimated value of comparable securities; and other relevant factors. Based upon these analyses, we assess the sources of cash flow available to the portfolio company to service its debt and the underlying credit risk, and determine an appropriate yield, or discount rate, to apply to our anticipated cash flows to be collected from each debt investment, recognizing that the collection of contractual cash flows may come from one or a combination of cash flows generated from continuing operations of the portfolio company, liquidation of collateral or sale of the portfolio company.  The appropriateness of the yield on our investments is directly relative to our judgment of the associated risks, using observable yield or price data for similar or comparable debt investments when available. Fair value determinations using the discounted cash flow method can be sensitive to significant changes in the inputs. A significant increase (decrease) in the discount rate for a particular security may result in a lower (higher) value for that security.

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

Equity Securities:   We record our investments in preferred and common equity securities (including warrants or options to acquire equity securities) for which no market prices are available at fair value based on our pro rata share of the residual equity value available after deducting all outstanding debt and other obligations, as applicable, from the estimated enterprise value of the portfolio company. To estimate the enterprise value of the portfolio company, we analyze the discounted cash flows of the portfolio company and indicative pricing (on an earnings before interest, taxes, depreciation and amortization, or EBITDA, multiple, proved reserve and/or units-of-production basis, as appropriate) in recent comparable market transactions as mentioned above, adjusted for lack of marketability due to the illiquid nature or other restrictions on the sale of the security. In most cases, we may compute an average of the calculated values of our share of the residual equity value (calculated using multiple approaches or various assumptions) in determining the fair value of the equity security to be reported in our financial statements. Estimating a company’s enterprise value involves judgment, and residual equity values can be relatively volatile based on changes in market conditions, the company’s financial performance and outlook, and other factors. Fair value determinations using market comparables can be sensitive to significant changes in the inputs. A significant increase (decrease) in the reserve multiple, or a significant decrease (increase) in the discount for lack of marketability, for a particular equity security may result in a higher (lower) fair value for that security.

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

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
June 30, 2015
(unaudited)

Contingent Earn-Out: Our contingent earn-out investment resulted from the sale of our investment in Alden Resources, LLC to Globe BG, LLC in July 2011. The amount of the payment, up to $6.8 million, is based on a formula involving the number of clean tons of coal produced multiplied by the difference between the company’s cost of production in 2010 and the cost of production during the optimal consecutive twelve-month period during the three-year period ended July 2014. The reporting and review mechanism to determine the ultimate value of the earn-out has not yet been completed. Globe has informally advised us that the company’s relative cost of production has not improved since July 2011, so we have recorded the value of the earn-out at zero.

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

We occasionally have investments in our portfolio that contain payment-in-kind, or PIK, interest or dividend provisions. We compute PIK interest income or PIK dividend income at the contractual rate specified in each investment agreement, and we add that amount to the principal balance of the investment. For investments with PIK interest or PIK dividends, we calculate our income accruals on the principal balance plus any PIK amounts. If the portfolio company’s projected cash flows, further supported by estimated total enterprise value, are not sufficient to cover the contractual principal and interest or dividend amounts, as applicable, we do not accrue PIK interest income or PIK dividend income on the investment. To maintain our RIC status, we must pay out this non-cash income to stockholders in the form of distributions, even though we have not yet collected the cash.

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
June 30, 2015
(unaudited)

The following tables set forth the fair value of our investments by level within the fair value hierarchy as of June 30, 2015 and December 31, 2014 (in thousands):

June 30, 2015	Total	Level 1	Level 2	Level 3
Portfolio investments
Control investments
First lien secured debt	$3,000	$—	$—	$3,000
Total control investments	3,000	—	—	3,000
Affiliate investments
Subordinated debt	15,938	—	—	15,938
Equity securities	2,842	—	—	2,842
Total affiliate investments	18,780	—	—	18,780
Non-affiliate investments
First lien secured debt	4,870	—	—	4,870
Second lien debt	69,744	—	31,354	38,390
Subordinated debt	18,540	—	10,440	8,100
Limited term royalties	19,310	—	—	19,310
Redeemable preferred units	56,067	—	—	56,067
CLO residual interests	7,639	—	7,639	—
Royalty interests	48	—	—	48
Equity securities	48	—	—	48
Total non-affiliate investments	176,266	—	49,433	126,833
Total portfolio investments	198,046	—	49,433	148,613
Government securities
U.S. Treasury Bills	30,600	30,600	—	—
Total investments	$228,646	$30,600	$49,433	$148,613

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
June 30, 2015
(unaudited)

December 31, 2014	Total	Level 1	Level 2	Level 3
Portfolio investments
Control investments
First lien secured debt	$5,950	$—	$—	$5,950
Royalty interests	325	—	—	325
Equity securities	—	—	—	—
Total control investments	6,275	—	—	6,275
Affiliate investments
Subordinated debt	15,700	—	—	15,700
Equity securities	1,730	—	—	1,730
Total affiliate investments	17,430	—	—	17,430
Non-affiliate investments
First lien secured debt	5,320	—	—	5,320
Second lien debt	41,410	—	19,575	21,835
Subordinated debt	19,920	—	10,920	9,000
Limited term royalties	23,700	—	—	23,700
Contingent earn-out	—	—	—	—
Redeemable preferred units	54,906	—	—	54,906
CLO residual interests	7,110	—	7,110	—
Royalty interests	46	—	—	46
Equity securities	46	—	—	46
Total non-affiliate investments	152,458	—	37,605	114,853
Total portfolio investments	176,163	—	37,605	138,558
Government securities
U.S. Treasury Bills	30,600	30,600	—	—
Total investments	$206,763	$30,600	$37,605	$138,558

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
June 30, 2015
(unaudited)

The following tables present roll-forwards of the changes in fair value for all investments for which we determine fair value using unobservable (Level 3) factors for the periods indicated (in thousands):

	First Lien Secured Debt and Limited Term Royalties	Second Lien Debt	Subordinated Debt and Redeemable Preferred Units	Royalty Interests, Contingent Earn-out and Equity Securities	Total Investments

For the three months ended June 30, 2015
Fair value at March 31, 2015	$31,218	$40,229	$80,293	$2,469	$154,209
Total gains, (losses) and amortization:
Net realized gains	—	—	—	255	255
Net unrealized gains (losses)	(3,810)	(1,674)	(684)	479	(5,689)
Net amortization of premiums, discounts and fees	55	30	17	—	102
New investments, repayments and settlements, net:
New investments	—	—	360	—	360
PIK	710	—	119	—	829
Repayments and settlements	(993)	(195)	—	(265)	(1,453)
Fair value at June 30, 2015	$27,180	$38,390	$80,105	$2,938	$148,613

For the six months ended June 30, 2015
Fair value at December 31, 2014	$34,970	$21,835	$79,606	$2,147	$138,558
Total gains, (losses) and amortization:
Net realized gains	—	—	—	255	255
Net unrealized gains (losses)	(6,919)	(1,620)	(571)	801	(8,309)
Net amortization of premiums, discounts and fees	112	52	33	—	197
New investments, repayments and settlements, net:					—
New investments	—	18,513	800	—	19,313
PIK	710	—	237	—	947
Repayments and settlements	(1,693)	(390)	—	(265)	(2,348)
Fair value at June 30, 2015	$27,180	$38,390	$80,105	$2,938	$148,613

Net change in unrealized gains (losses) from investments still held as of reporting date:
June 30, 2015	$(6,919)	$(1,620)	$(571)	$801	(8,309)
June 30, 2014	(5,431)	(29)	575	(4,234)	(9,119)

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
June 30, 2015
(unaudited)

The following tables present roll-forwards of the changes in fair value during the three month and six month periods ended June 30, 2014 for all investments for which we determine fair value using unobservable (Level 3) factors (in thousands):

	First Lien Secured Debt and Limited Term Royalties	Second Lien Debt	Subordinated Debt and Redeemable Preferred Units	Royalty Interests, Contingent Earn-out and Equity Securities	Total Investments

For the three months ended June 30, 2014
Fair value at March 31, 2014	$61,946	$31,835	$76,741	$3,071	$173,593
Total gains, (losses) and amortization:
Net realized gains (losses)	—	—	—	—	—
Net unrealized gains (losses)	(3,093)	153	952	656	(1,332)
Net amortization of premiums, discounts and fees	113	27	15	(7)	148
New investments, repayments and settlements, net:
New investments	363	—	—	—	363
PIK	—	90	113	—	203
Repayments and settlements	(1,838)	(194)	—	—	(2,032)
Fair value at June 30, 2014	$57,491	$31,911	$77,821	$3,720	$170,943

For the six months ended June 30, 2014
Fair value at December 31, 2013	$64,449	$31,747	$77,099	$8,602	$181,897
Total gains, (losses) and amortization:
Net realized losses	—	—	(9,382)	—	(9,382)
Net unrealized gains (losses)	(5,524)	127	9,956	(4,869)	(310)
Net amortization of premiums, discounts and fees	219	52	29	(13)	287
New investments, repayments and settlements, net:					—
New investments	1,479	—	—	—	1,479
PIK	145	179	189	—	513
Repayments and settlements	(3,277)	(194)	(70)	—	(3,541)
Fair value at June 30, 2014	$57,491	$31,911	$77,821	$3,720	$170,943

During both the three month and six month periods ended June 30, 2015 and 2014, none of our investments in portfolio companies changed among the categories of Control Investments, Affiliate Investments and Non-Affiliate Investments, and there were no transfers among Levels 3, 2 or 1.

We present net unrealized gains (losses) on our consolidated statements of operations as “Net unrealized appreciation (depreciation) on investments.”

The following table summarizes the significant unobservable inputs in the fair value measurements of our Level 3 investments by category of investment and valuation technique as of June 30, 2015 (dollars in thousands):

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
June 30, 2015
(unaudited)

Type of Investment	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs	Weighted Average
First lien secured debt and limited term royalties	$24,180	Discounted cash flow	Discount rate	12.5%-30.0%	26.5%
	3,000	Recent or pending transactions	N/A	N/A	N/A
	27,180
Second lien debt	38,390	Market comparables	EBITDA multiples	3.8x-14.7x	9.4x
			Reserve multiples	$9.00-$12.00(1)	$10.50
			Production multiples	$42.00-$51.00(2)	$46.50
Subordinated debt and redeemable preferred units	80,105	Market comparables	EBITDA multiples	3.0x-6.5x	4x
			Reserve multiples	$13.20-$15.6(1)	$14.40
			Production multiples	$27.00-$35.40(2)	$31.20
Royalty interest, contingent earn-out and equity securities	2,842	Market comparables	EBITDA multiples	6.0x	6.0x
	96	Recent or pending transactions	N/A	N/A	N/A
	2,938
	$148,613
________________

(1)	Based on recent comparable transactions involving similar assets, expressed as price per unit of equivalent barrel of oil in proved reserves.

(2)	Based on recent comparable transactions involving similar assets, expressed as price per daily production of equivalent barrel of oil in proved reserves.

Note 8: Common Stock

On October 31, 2011, our Board of Directors approved a stock repurchase plan, pursuant to which we may, from time to time, repurchase up to $10.0 million of our common stock in the open market at prices not to exceed the net asset value of our shares. During 2012 and 2013, we repurchased an aggregate of 1,129,014 shares of our common stock in the open market at an average price of $6.71 per share, totaling $7.6 million, in accordance with the stock repurchase plan. These repurchases were made at approximate discounts to our most recently published net asset value of 30%, 26% and 28% in May and November 2012 and May 2013, respectively.

In March 2015, our Board of Directors authorized the Company to repurchase up to the remaining $2.4 million available to be repurchased under this plan. For the three months ended June 30, 2015, we repurchased 297,333 shares of our common stock in the open market at an average price of $5.47 per share, totaling $1.6 million. For the six months ended June 30, 2015, we repurchased 369,816 shares of our common stock in the open market at an average price of $5.41 per share, totaling $2.0 million, a 28% discount to net asset value at December 31, 2014.

After the close of the reporting period, between July 1 and July 14, 2015, pursuant to a plan executed in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, we repurchased 74,214 shares of our common stock in the open market at an average price of $5.72 per share, totaling $0.4 million. As of July 14, 2015, we have completed the stock repurchases under the stock repurchase plan. During 2015, we repurchased a total of 444,030 shares for $2.4 million at an average price of $5.46 per share, a 27% discount to net asset value at December 31, 2014. Repurchases initiated after March 31, 2015 were made pursuant to a plan executed in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934.

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

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q that relate to estimates or expectations of our future performance or financial condition may constitute “forward-looking statements.” These forward-looking statements are subject to various risks and uncertainties, which could cause actual results and conditions to differ materially from those projected, including, but not limited to:

•uncertainties associated with the timing and likelihood of investment transaction closings;
•changes in interest rates;
•the future operating results of our portfolio companies and their ability to achieve their objectives;
•changes in regional or national economic conditions and their impact on the industries in which we invest;
•disruptions in the credit and capital markets;
•changes in the conditions of the industries in which we invest;
•the adequacy of our cash resources and working capital;
•the timing of cash flows, if any, from the operations of our portfolio companies;
•the ability of OHA to locate suitable investments for us and to monitor and administer our investments; and
•other factors enumerated in our filings with the Securities and Exchange Commission, or the SEC.

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

OHA expects that most of our new investments will be in senior and junior secured, unsecured and subordinated debt securities in U.S. private and small public middle market companies with maturities ranging from three to seven years. However, OHA seeks to identify attractive investments throughout the capital structure and thus may invest in equity, distressed debt, residual interests of collateralized loan obligation fund, or CLOs, and other assets. We may invest in newly issued securities and acquire investments in the secondary market. We do not currently intend to invest in mortgage-related structured products.

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

The aggregate fair value of our investment portfolio at June 30, 2015 was $228.6 million, with such value comprised of 15 active portfolio investments compared to 10 active portfolio investments at September 30, 2014. Under our previous investment advisor, we focused our investments primarily on small and mid-size companies engaged in the upstream sector of the energy industry, which includes businesses that find, develop and extract energy resources, such as natural gas, crude oil and coal. Consequently, a significant portion of our current investment portfolio value is comprised of debt securities and other investments in upstream exploration and production companies engaged in the acquisition, development and production of oil and natural gas properties in and along the Gulf Coast, in the state and federal waters of the Gulf of Mexico, and in the Permian Basin, Mid-Continent and Rocky Mountain areas.

Part of our current investment approach is to reduce our portfolio concentration in the energy industry and to diversify our portfolio with investments in debt securities of U.S. private and small public middle market companies across various industry sectors. The concentration of our investment portfolio in the energy sector decreased from 74% at September 30, 2014 to 52% at June 30, 2015, on a fair value basis.

Our historical focus and current concentration in the energy sector causes our portfolio to be particularly influenced by commodity prices for oil and natural gas, which declined dramatically during the fourth quarter of 2014 and remain significantly lower than they have been in recent years. Further decline in commodity prices or increased volatility in the energy markets, particularly in North America, may further significantly affect the business, financial condition, results of operations and cash flows of our energy-related portfolio companies and their ability to meet financial commitments, which would negatively impact the fair values of our energy-related investments in such companies and, in turn, our net asset value. These factors may also extend the holding period for such investments, thus impacting our ability to reduce the concentration of energy investments in our portfolio.

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

Portfolio and Investment Activity

In March 2015, we purchased an $18.7 million participation in a second lien term loan to Foundation Building Materials, LLC, or FBM, a national distributor of drywall and related building products. The second lien term loan to FBM was purchased at a 1% discount, earns interest payable in cash at a rate of 12% per annum (LIBOR+11.0%, with a 1% floor) and matures in April 2019.

In March 2015, we also purchased a $2.5 million participation in a second lien term loan to Stardust Financial Holdings, Inc., an affiliate of Hanson Building Products, or Hanson, a manufacturer of a diversified range of concrete and clay building products in the United States, Canada and the United Kingdom. We made an initial purchased $2.4 million at a discount of 9% and purchased an additional $0.1 million at a discount of 6.5%. The Hanson second lien term loan earns interest payable in cash at a rate of 10.5% per annum (LIBOR+9.5% with a 1% floor) and matures in March 2023.

In May 2015, we purchased a $5.0 million participation in the Hanson second lien term loan adding to our $2.5 million position that was acquired in March 2015. The $5.0 million participation in the Hanson second term loan was purchased at a 3.75% discount, earns interest payable in cash at a rate of 10.5% per annum (LIBOR+9.5% with a 1% floor) and matures in March 2023.

In May 2015, we funded a combined $4.0 million participation in a second lien term loan to affiliates of WASH Multifamily Parent, Inc., through two issuers, WASH Multifamily Acquisition, Inc., or WASH, and Coinamatic Canada Inc., or Coin, of $3.4 million and $0.6 million, respectively. WASH is a major provider of outsourced laundry equipment services for multifamily housing properties in the United States and Canada. The second lien term loans were funded at 0.75% discount, earn interest payable in cash at a rate of 8.0% per annum (LIBOR+7.0% with a 1% floor) and mature in May 2023.

In June 2015, Citadel Plastics Holdings, or Citadel, prepaid its second lien term loan in the amount of $10.0 million. This prepayment included a 2%, or $0.2 million, call premium and we recorded previously unamortized original issue discount of $0.1 million as additional interest income as a result of this prepayment. This investment was initiated in November 2014 and generated an internal rate of return of 15.8% and a return on investment of 1.08x.

In June 2015, Spirit Resources, LLC sold substantially all its assets resulting in net proceeds received by us of $1.1 million. In connection with the assets sale, we conveyed the 3% overriding royalty interest back to Spirit of which $0.3 million of the net sales proceeds received were applied resulting in a capital gain of $0.3 million. The remaining proceeds were primarily applied to the outstanding principal balance of the Spirit senior secured term loan.

In June 2015, we funded a $10.0 million participation in a second lien term loan to Royal Holdings, Inc., a global manufacturer of high-value specialty adhesives and sealants. The Royal Holdings, Inc. second lien term loan was issued at a 0.75% discount, earns interest payable in cash at a rate of 8.5% per annum (LIBOR+7.5% with a 1% floor) and matures in June 2023.

In 2011 and 2012, we purchased from ATP Oil & Gas Corporation, or ATP, limited-term overriding royalty interests, or ORRIs, in certain offshore oil and gas producing properties operated by ATP in the Gulf of Mexico, including $25.0 million paid on July 3, 2012. Under this arrangement, we purchased the right to portions (ranging from 5.0% to 10.8%) of the monthly production proceeds from the various oil and gas properties subject to the ORRIs in ATP’s Gomez and Telemark properties. The terms of the ORRIs provide that they will terminate after we receive production payments that equal a defined sum calculated (generally) based on our investment in the ORRIs plus a time-value factor at a rate of 13.2% per annum. On August 17, 2012, ATP filed for protection under Chapter 11 of the U.S. Bankruptcy Code. For more information, please refer to the discussion of the ATP Litigation under the heading “Legal Proceedings” in Note 6 to our interim consolidated financial statements. As of June 30, 2015, our unrecovered investment was $27.2 million, and we had received aggregate production payments of $34.9 million subject to a disgorgement agreement. In addition, as of June 30, 2015, we had incurred legal and consulting fees totaling $5.3 million in connection with the enforcement of our rights under the ORRIs. On various occasions, we have provided notice that such legal expenses will be added to our unrecovered investment balance to the extent they are not reimbursed. To date, we have not received any payments on account of legal expenses aside from our receipt of regular monthly production payments. We add our legal expenses to the unrecovered investment balance in accordance with our transaction documents. As of June 30, 2015, $4.7 million of the $5.3 million in legal and consulting fees have been added to, and are thus included in, the unrecovered investment balance under the terms of our transaction documents. The remaining amounts of legal and consulting fees, totaling $0.6 million and $0.1 million as of June 30, 2015 and December 31, 2014, respectively, are included in accounts receivable and other current assets on our consolidated balance sheets and are, thus, not included in the unrecovered investment balance as of such dates.

The table below shows our portfolio investments by type for the periods indicated. We compute yields on investments using interest rates as of the balance sheet date and include amortization of original issue discount and market premium or discount, royalty income and other similar investment income, weighted by their respective costs when averaged. These yields do not include income from any investments on non-accrual status but do include the cost basis of such investments in the denominator. Such weighted average yields are not necessarily indicative of expected total returns on a portfolio.

	June 30, 2015			December 31, 2014
	Weighted Average Yields			Weighted Average Yields
		Percentage of Portfolio			Percentage of Portfolio
		Cost	Fair Value		Cost	Fair Value
First lien secured debt	2.7%	10.8%	4.0%	2.7%	13.0%	6.4%
Second lien debt	10.5%	31.5%	35.2%	9.7%	21.2%	23.5%
Subordinated debt	12.8%	16.3%	17.4%	13.1%	18.2%	20.2%
Limited term royalties	13.7%	11.9%	9.8%	13.9%	13.4%	13.5%
Royalty interests	91.5%	—%	—%	187.3%	—%	0.2%
Redeemable preferred units	8.0%	21.8%	28.3%	8.0%	25.1%	31.2%
CLO residual interests (1)	12.5%	2.9%	3.9%	12.0%	3.5%	4.0%
Equity securities
Membership and partnership units	—%	4.6%	1.4%	—%	5.3%	1.0%
Common stock	—%	0.2%	—%	—%	0.2%	—%
Warrants	—%	—%	—%	—%	0.1%	—%
Total equity securities	—%	4.8%	1.4%	—%	5.6%	1.0%
Total portfolio investments	9.4%	100.0%	100.0%	9.2%	100.0%	100.0%

(1) Yields from investments in CLO residual interests represent the implied internal rate of return calculation expected from cash flows.

As of June 30, 2015 and December 31, 2014, the total fair value of our portfolio investments was $198.0 million and $176.2 million, respectively. Of those fair value totals, approximately $148.6 million, or 75.1%, as of June 30, 2015, and $138.6 million, or 78.7%, as of December 31, 2014, are determined using significant unobservable (i.e., Level 3) inputs.

Results of Operations

Investment Income	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2015	2014	2015	2014

Interest income	$4,705	$4,425	$8,482	$9,190
Dividend income	999	999	1,987	1,982
Royalty income, net of amortization and other	210	89	261	199
Total investment income	$5,914	$5,513	$10,730	$11,371

The increase in investment income during the second quarter of 2015, as compared to the second quarter of 2014, was primarily a result of an increase in the size of our investment portfolio due to new investments in excess of realizations and a $0.2 million prepayment premium earned from the repayment of the Citadel loan. The increase in investment income was partially offset by a lower weighted average yield on portfolio investments, on a cost basis, which decreased to 9.4% at June 30, 2015 from 10.6% at June 30, 2014. Our average portfolio balance, on a cost basis, increased to $224.8 million during the second quarter of 2015 from $193.5 million during the second quarter of 2014, primarily as a result of volume of new investments exceeding the volume of realizations between the two periods.

The decrease in investment income during the six months ended June 30, 2015 is attributable to lower average portfolio balances and lower weighted average yield compared to the same period in prior year.

Operating expenses	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2015	2014	2015	2014

Interest expense and bank fees	$894	$551	$1,546	$1,164
Management and incentive fees	854	1,306	1,532	2,652
Costs related to strategic alternatives review	—	207	—	665
Professional fees	776	489	1,307	1,232
Other general and administrative expenses	862	1,468	1,626	2,233
Total operating expenses	$3,386	$4,021	$6,011	$7,946

In both the three month and six month periods ended June 30, 2015, operating expenses decreased from the comparable prior period. Management fees were lower in the current period primarily as a result of the lower base management fee structure in the Investment Advisory Agreement with OHA as compared to the base management fee structure under our former investment advisory agreement. During 2014, we also incurred non-recurring costs related to our strategic alternatives review process, which ultimately resulted in the appointment of OHA as our new investment advisor as of September 30, 2014. Professional fees increased during the 2015 periods primarily due to recruitment fees. Other general and administrative expenses decreased as a result of costs incurred in connection with our shelf registration statement that expired in the second quarter of 2014 and lower personnel costs during 2015.

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

Under the Investment Advisory Agreement, the investment income incentive fee is calculated quarterly at a rate of 20% of quarterly net investment income above a “hurdle rate” of 1.75% per quarter (7% annualized) with a “catch up” provision. Under our previous investment advisory agreement, the investment income incentive fee was calculated at 20% of net investment income above a “hurdle rate” of 2.0% per quarter (8% annualized) with no “catch up” provision. We incurred $139,000 in incentive fees during the second quarter and $0 in the first quarter of 2015.

Net investment income	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2015	2014	2015	2014

Net investment income	$2,498	$1,472	$4,667	$3,386
Net investment income per common share	$0.12	$0.07	$0.23	$0.17

The increase in net investment income in second quarter of 2015 as compared to the second quarter of 2014 was primarily attributable to the increase in investment income and the decrease in operating expenses, both discussed above.

The increase in net investment income for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 was primarily attributable to the decrease in operating expenses, partially offset by a decrease in investment income, both discussed above.

Net realized gains and losses	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2015	2014	2015	2014

Net realized gains and losses	$253	$534	$232	$(9,078)
Net realized gains and losses per common share	$0.01	$0.03	$0.01	$(0.44)

We realized net capital gains of $0.3 million in the second quarter of 2015 related to the sale of a component of our Spirit investment. In the comparable 2014 period, we realized net capital gains of $0.9 million related to a realized gain on two of our investments. These realized gains were partially offset by a realized loss of $0.4 million related to our Globe investment in 2014.

We realized net capital gains of $0.3 million for the six months ended June 30, 2015 related to the sale of a component of our Spirit investments. In the comparable 2014 period, we realized a net capital loss of $10.1 million on the disposition of three of our investments. These realized losses were partially offset by a realized gain of $1.0 million on three of our investments.

Net unrealized appreciation (depreciation) on investments	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2015	2014	2015	2014

Control investments	$(1,998)	$(3,388)	$(3,222)	$(6,816)
Affiliate investments	720	804	1,088	(1,084)
Non-affiliate investments	(1,957)	546	(5,134)	7,181
Net unrealized appreciation (depreciation) on investments	$(3,235)	$(2,038)	$(7,268)	$(719)
Net unrealized appreciation (depreciation) on investments per common share	$(0.16)	$(0.10)	$(0.36)	$(0.04)

Control Investments

The increase in net unrealized depreciation on our control investments for the second quarter of 2015 was primarily due to a decrease in the fair value of our Contour Highwall Holdings, LLC, or Contour, investment of $1.9 million. In the comparable 2014 period, we recognized net unrealized depreciation of $3.2 million due to a decrease in the fair value of our investment in the Spirit Resources, LLC, or Spirit, senior secured term loan.

The increase in net unrealized depreciation on our control investments for the six months ended June 30, 2015 was primarily due to a decrease in the fair value of our Contour and Spirit investments of $2.3 million and $0.9 million, respectively. In the comparable 2014 period, we recognized net unrealized depreciation of $6.8 million primarily due to a decrease in the fair value of our investment in the Spirit senior secured term loan.

Affiliate Investments

The increase in net unrealized appreciation on our affiliate investments for the second quarter of 2015 was attributable to an increase in the fair value of our investment in OCI Holdings, LLC, or OCI, of $0.7 million. In the comparable 2014 period, we recognized a net unrealized appreciation of $0.8 million primarily due to an increase in the estimated fair value of our investment in OCI.

The increase in net unrealized appreciation on our affiliate investments for the six months ended June 30, 2015 was attributable to an increase in the fair value of our investment in OCI of $1.1 million. In the comparable 2014 period, we recognized a net unrealized depreciation of $1.1 million primarily due to a decrease in the estimated fair value of our investment in OCI.

Non-Affiliate Investments

The increase in net unrealized depreciation on our non-affiliate investments for the second quarter of 2015 was primarily due to a decrease in the fair value of our investments in ATP Oil and Gas of $2.4 million, Shoreline Energy, LLC of $1.7 million, and KOVA International, Inc. of $0.9 million. This was partially offset by increases in fair value of our investments in Talos Production, LLC of $2.0 million, Castex Energy 2005, LP of $0.6 million and other investments totaling $0.4 million. In the comparable 2014 period, we recognized net unrealized appreciation of $0.5 million primarily due to an increase in the estimated fair value of our investments in Castex Energy 2005, LP.

The increase in net unrealized depreciation on our non-affiliate investments for the six months ended June 30, 2015 was primarily due to a decrease in the fair value of our investments in ATP Oil and Gas of $4.8 million, Shoreline Energy, LLC of $1.6 million, and KOVA International, Inc. of $0.9 million. This was partially offset by increases in fair value of our investments in Castex Energy 2005, LP of $1.2 million, Gramercy Park CLO Ltd. of $0.8 million and other investments totaling $0.2 million. In the comparable 2014 period, we recognized net unrealized appreciation primarily due to an increase in the estimated fair value of our investments in GMX 2018 Notes of $9.4 million.

Net decrease in net assets resulting from operations	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2015	2014	2015	2014

Net decrease in net assets resulting from operations	$(484)	$(32)	$(2,369)	$(6,411)
Net decrease in net assets resulting from operations per common share	$(0.02)	$—	$(0.12)	$(0.31)

The decrease in net assets resulting from operations during the second quarter of 2015, as compared to the second quarter of 2014, is primarily attributable to the $1.2 million decrease in net unrealized depreciation on investments partially offset by the $1.0 million increase in net investment income, all of which are described above.

The net decrease in net assets results from operations for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014 is primarily attributable to the $1.3 million increase in net investment income and the $2.8 million reduction in net realized and unrealized losses on our investments, all of which are described above.

Financial Condition, Liquidity and Capital Resources

At June 30, 2015, we had cash and cash equivalents totaling $19.6 million.

Our increase of net cash used in operating activities during the six months ended June 30, 2015 is primarily due to higher net purchases of investments in portfolio securities. During the six months ended June 30, 2015, purchases of portfolio securities totaled $40 million compared to $1.5 million in the comparable 2014 period. Purchases during the six months ended June 30, 2015 consisted of the FBM second lien term loan of $18.5 million, the Hanson second lien term loan of $7.1 million, the WASH and Coin second lien term loan of $4.0 million, the Royal second lien term loan of $9.9 million and additional investments in existing portfolio companies totaling $0.8 million. Purchases in the comparable 2014 period consisted of additional investments in existing portfolio companies. Proceeds from the realization of investments totaled $12.3 million during the six months ended June 30, 2015, compared to $20.2 million during the comparable 2014 period.

During the six months ended June 30, 2015, we generated cash from operations of $3.6 million, excluding net purchases and redemptions of investments, compared to $4.8 million during the comparable period of 2014. The lower amount of cash generated from operations during the six months ended June 30, 2015 was primarily attributable to timing differences involving normal operational activity between the two periods and fluctuations in realized and unrealized gains (losses) on our investments.

Our increase of net cash provided by financing activities is primarily due to borrowing and distribution activity. At June 30, 2015, the amount outstanding under our $72.0 million Third Amended and Restated Revolving Credit Agreement, or the Investment Facility, was $72.0 million, and there was no additional amount available for borrowing. We repaid $15.0 million of the balance outstanding under the Investment Facility in early July with available cash. As of June 30, 2015, the amount outstanding under our $30.0 million Treasury Secured Revolving Credit Agreement, or the Treasury Facility, was $30.0 million, and there was no additional amount available for borrowing. We repaid the entire balance outstanding under the Treasury Facility in July 2015 with proceeds from the sale of U.S. Treasury Bills.

During the six months ended June 30, 2015, we paid cash distributions totaling $5.8 million, or $0.24 per share, to our common stockholders. In March 2015, we declared a first quarter distribution totaling $2.5 million, or $0.12 per share, which was paid in April 2015. In June 2015, we declared a second quarter distribution totaling $2.4 million, or $0.12 per share, which was paid in July 2015. We currently intend to continue to distribute, out of assets legally available for distribution and as determined by our Board of Directors, in the form of quarterly distributions, a minimum of 90% of our annual investment company taxable income to our stockholders.

In March 2015, our Board of Directors authorized us to repurchase up to the remaining $2.4 million available to be repurchased under a previously approved plan. See Note 8 to our interim consolidated financial statements.

Credit Facilities and Borrowings

We have a $72.0 million revolving Investment Facility. The total amounts outstanding under the Investment Facility were $72.0 million and $52.0 million as of June 30, 2015 and December 31, 2014, respectively. Substantially all of our assets except our investments in U.S. Treasury Bills are collateral for the obligations under the Investment Facility. The Investment Facility matures on May 23, 2016, and bears interest, at our option, at either (i) LIBOR plus 325 to 475 basis points, or (ii) the base rate plus 225 to 375 basis points, both based on our amounts outstanding. As of June 30, 2015, the average interest rate on our outstanding balance of $72.0 million was 4.4%, and there was no additional amount available for borrowing under the Investment Facility. We repaid $15.0 million of the balance outstanding under the Investment Facility in early July 2015.

We have a $30.0 million Treasury Facility that can only be used to purchase U.S. Treasury Bills. Proceeds from the Treasury Facility facilitate the growth of our investment portfolio and provide flexibility in the sizing of our portfolio investments. As of June 30, 2015, we had $30.0 million outstanding and no additional amount available for borrowing under the Treasury Facility, and the interest rate on our outstanding balance was 1.7%. We repaid the entire balance outstanding under the Treasury Facility in July 2015 with proceeds from the sale of U.S. Treasury Bills.

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

Distributions

We have elected to operate our business to be taxed as a RIC for federal income tax purposes. As a RIC, we generally are not required to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we distribute to our stockholders as distributions. To maintain our RIC status, we must meet specific source-of-income and asset diversification requirements and distribute annually an amount equal to at least 90% of our “investment company taxable income” (which generally consists of ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, reduced by deductible expenses) and net tax-exempt interest. In order to avoid certain excise taxes imposed on RICs, we must distribute during each calendar year an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our capital gain net income (i.e., realized capital gains in excess of realized capital losses) for the one-year period ended on October 31 of that calendar year, and (3) 100% of any ordinary income or capital gain net income not distributed in prior years and on which we did not pay corporate-level federal income taxes. We currently intend to make sufficient distributions to satisfy the annual distribution requirement and to avoid the excise taxes.

We determine the tax characteristics of our distributions to stockholders as of the end of the fiscal year, based on the taxable income for the full year and distributions paid during the year. Taxable income available for distribution differs from consolidated net investment income under GAAP due to (i) temporary and permanent differences in income and expense recognition, (ii) capital gains and losses, (iii) activity at taxable subsidiaries, and (iv) the timing and period of recognition regarding distributions declared in December of one year and paid in January of the following year. We (or the applicable withholding agent) report the tax characteristics of distributions paid annually to each stockholder on Form 1099-DIV after the end of the year.

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

Portfolio Credit Quality

At June 30, 2015, most of our portfolio investments were in negotiated, and often illiquid, securities of energy-related and middle market businesses, with a concentration in the energy industry. As of June 30, 2015, we had certain investments related to two portfolio companies on non-accrual status with an aggregate cost and fair value of $28.6 million and $3.0 million, respectively. These investments were placed on non-accrual status during the fourth quarter of 2014. Our portfolio investments at fair value were approximately 86.5% and 88.2% of the related cost basis as of June 30, 2015 and December 31, 2014, respectively.

Non-accruing and non-income producing investments	June 30, 2015		December 31, 2014
(in thousands)	Cost	Fair Value	Cost	Fair Value

Non-accruing investments
Contour Highwall Holdings, LLC (non-accrual October 2014)	$11,578	$3,000	$10,778	$4,500
Spirit Resources, LLC - Tranche A (non-accrual November 2014)	4,621	—	5,464	1,450
Spirit Resources, LLC - Tranche B (non-accrual March 2014)	4,409	—	4,409	—
Total non-accruing investments	20,608	3,000	20,651	5,950
Non-income producing investments
Huff Energy Holdings, Inc. warrants and overriding royalty (after pay-out)	84	96	84	92
Myriant Corporation common stock and warrants	468	—	468	—
OHA/OCI Investments, LLC Class A Units	2,500	2,842	2,500	1,730
Spirit Resources, LLC preferred units	8,000	—	8,000	—
Total non-income producing investments	11,052	2,938	11,052	1,822
Total non-accruing and non-income producing investments	$31,660	$5,938	$31,703	$7,772

Contractual Obligations and Off-Balance Sheet Arrangements

The following table summarizes our contractual payment obligations at June 30, 2015 (in thousands):

Revolving credit facilities(1)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Investment Facility	$72,000	$72,000	$—	$—	$—
Treasury Facility	30,000	30,000	—	—	—
Total	$102,000	$102,000	$—	$—	$—
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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q (June 30, 2015), we performed an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2015, our disclosure controls and procedures were effective in providing reasonable assurance (i) that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) that such information is accumulated and communicated to management in a manner that allows timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No changes in internal control over financial reporting occurred during the quarter ended June 30, 2015 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act).

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The information set forth under the heading “Legal Proceedings” in Note 6 to our interim consolidated financial statements is incorporated herein by reference.

Item 1A. Risk Factors.

During the six months ended June 30, 2015, there were no material changes to the risk factors disclosed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As discussed in Note 8 to our interim consolidated financial statements, on October 31, 2011, our Board of Directors approved a stock repurchase plan, pursuant to which we may, from time to time, repurchase up to $10.0 million of our common stock in the open market at prices not to exceed the net asset value of our shares during our open trading periods. During 2012 and 2013, we repurchased an aggregate of 1,129,014 shares of our common stock in the open market at an average price of $6.71 per share, totaling $7.6 million, in accordance with the approved stock repurchase plan. In March 2015, our Board of Directors authorized us to repurchase up to the remaining $2.4 million available to be repurchased under this plan. The following table provides information for the second quarter of 2015 regarding shares of our common stock that we repurchased.

Second Quarter 2015	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2015 - April 30, 2015	198,457	$5.36	198,457	$990,106
May 1, 2015 - May 31, 2015	69,078	5.68	69,078	597,752
June 1, 2015 - June 30, 2015	29,798	5.76	29,798	426,017
Total	297,333	$5.47	297,333

Item 6. Exhibits.

See “Index to Exhibits” following the signature page for a description of the exhibits furnished as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OHA INVESTMENT CORPORATION

Date:	August 5, 2015	By:	/s/ ROBERT W. LONG
Robert W. Long
President and Chief Executive Officer

Date:	August 5, 2015	By:	/s/ CORY E. GILBERT
Cory E. Gilbert
Chief Financial Officer and Treasurer

Index to Exhibits

Exhibit No.	Exhibit

10.17*	Amendment No. 4 to Custody Agreement, dated July 12, 2011, among NGP Capital Resources Company and Wells Fargo Bank, N.A., as the custodian
10.18*	Security Procedure Agreement, dated January 23, 2015, by and between OHA Investment Corporation and Wells Fargo Bank, National Association
10.19*	Amendment to Security Procedure Agreement, dated June 18, 2015, by and between OHA Investment Corporation and Wells Fargo Bank, National Association
31.1*	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Executive Officer
31.2*	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Financial Officer
32.1**	Section 1350 Certification by the Chief Executive Officer
32.2**	Section 1350 Certification by the Chief Financial Officer
____________
*Filed herewith.
**Furnished herewith.