Form 10-Q
period 2015-09-30
OHA Investment Corp
filed 2015-11-09
CIK 1297704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
or
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

As of November 9, 2015, there were 20,172,392 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

OHA INVESTMENT CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2015	December 31, 2014
	(unaudited)
Assets
Investments in portfolio securities at fair value
Control investments (cost: $28,608 and $28,661, respectively)	$2,000	$6,275
Affiliate investments (cost: $18,385 and $17,986, respectively)	19,087	17,430
Non-affiliate investments (cost: $185,616 and $153,100, respectively)	171,973	152,458
Total portfolio investments (cost: $232,609 and $199,747, respectively)	193,060	176,163
Investments in U.S. Treasury Bills at fair value (cost: $50,001 and $30,600, respectively)	50,001	30,600
Total investments	243,061	206,763
Cash and cash equivalents	15,516	31,455
Accounts receivable and other current assets	518	316
Interest receivable	1,978	2,090
Deferred loan costs and other prepaid assets	724	1,551
Total current assets	18,736	35,412
Total assets	$261,797	$242,175

Liabilities
Current liabilities
Accounts payable and accrued expenses	$2,156	$1,908
Management and incentive fees payable	758	695
Distributions payable	2,421	3,299
Income taxes payable	56	109
Repurchase agreement	49,000	—
Short-term debt	72,000	30,000
Total current liabilities	126,391	36,011
Long-term debt	—	52,000
Total liabilities	126,391	88,011
Commitments and contingencies (Note 6)
Net assets
Common stock, $.001 par value, 250,000,000 shares authorized; 20,172,392 and 20,616,422 shares issued and outstanding, respectively	20	21
Paid-in capital in excess of par	242,048	244,473
Undistributed net investment loss	(5,133)	(4,565)
Undistributed net realized capital loss	(65,099)	(65,298)
Net unrealized depreciation on investments	(36,430)	(20,467)
Total net assets	135,406	154,164
Total liabilities and net assets	$261,797	$242,175
Net asset value per share	$6.71	$7.48

(See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Investment income:
Interest income:
Control investments	$—	$456	$—	$1,480
Affiliate investments	625	630	1,841	1,700
Non-affiliate investments	3,440	3,414	10,706	10,510
Dividend income:
Non-affiliate investments	1,010	1,010	2,997	2,992
Royalty income, net of amortization:
Control investments	11	22	30	63
Non-affiliate investments	—	10	—	65
Other income	2	31	244	134
Total investment income	5,088	5,573	15,818	16,944
Operating expenses:
Interest expense and bank fees	957	405	2,503	1,569
Management and incentive fees	758	1,254	2,290	3,906
Costs related to strategic alternatives review	—	5,352	—	6,017
Professional fees, net of legal fees of $34, $418, $521 and $1,306, respectively, related to ATP bankruptcy (See Note 6)	509	210	1,816	777
Other general and administrative expenses	777	1,123	2,403	4,021
Total operating expenses	3,001	8,344	9,012	16,290
Income tax provision, net	6	17	58	56
Net investment income	2,081	(2,788)	6,748	598
Realized and unrealized gain (loss) on investments:
Net realized capital gain (loss) on investments
Control investments	—	—	232	(325)
Affiliate investments	—	962	—	95
Non-affiliate investments	(33)	—	(33)	(7,886)
Total net realized capital gain (loss) on investments	(33)	962	199	(8,116)
Net unrealized appreciation (depreciation) on investments
Control investments	(1,000)	(3,644)	(4,222)	(10,460)
Affiliate investments	170	666	1,258	(418)
Non-affiliate investments	(7,865)	(1,275)	(12,999)	5,906
Total net unrealized appreciation (depreciation) on investments	(8,695)	(4,253)	(15,963)	(4,972)

Net decrease in net assets resulting from operations	$(6,647)	$(6,079)	$(9,016)	$(12,490)

Net decrease in net assets resulting from operations per common share	$(0.33)	$(0.30)	$(0.44)	$(0.61)

Distributions declared per common share	$0.12	$0.16	$0.36	$0.48
Weighted average shares outstanding - basic and diluted	20,177	20,500	20,372	20,500
 (See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
(in thousands, except per share data)
(unaudited)

	For the nine months ended September 30,
	2015	2014
Increase (decrease) in net assets from operations
Net investment income	$6,748	$598
Net realized capital gain (loss) on investments	199	(8,116)
Net unrealized depreciation on investments	(15,963)	(4,972)
Net decrease in net assets resulting from operations	(9,016)	(12,490)
Distributions to common stockholders
Distributions from net investment income	(7,316)	(6,999)
Return of capital	—	(2,859)
Net decrease in net assets from distributions	(7,316)	(9,858)
Capital transactions
Acquisition of common stock under repurchase plan	(2,426)	1,000
Net decrease in net assets from capital transactions	(2,426)	1,000
Net decrease in net assets	(18,758)	(21,348)
Net assets, beginning of period	154,164	188,552
Net assets, end of period	$135,406	$167,204
Net asset value per common share at end of period	$6.71	$8.16
Common shares outstanding at end of period	20,172	20,500

(See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the nine months ended September 30,
	2015	2014
Cash flows from operating activities:
Net decrease in net assets resulting from operations	$(9,016)	$(12,490)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash attributable to operating activities:
Payment-in-kind interest	(1,092)	(1,001)
Net amortization of premiums, discounts and fees	(384)	(816)
Net realized capital (gain) loss on investments	(199)	8,116
Net unrealized depreciation on investments	15,963	4,972
Amortization of deferred loan costs	857	731
Purchase of investments in portfolio securities	(48,674)	(2,448)
Proceeds from redemption of investments in portfolio securities	17,488	31,593
Purchase of investments in U.S. Treasury Bills	(91,801)	(122,611)
Proceeds from redemption of investments in U.S. Treasury Bills	72,400	138,001
Effects of changes in operating assets and liabilities:
Accounts receivable and other current assets	(202)	(417)
Interest receivable	112	1,722
Prepaid assets	(30)	555
Payables and accrued expenses	258	237
Net cash attributable to operating activities	(44,320)	46,144
Cash flows from financing activities:
Borrowings under revolving credit facilities	166,000	241,000
Borrowings under repurchase agreement	49,000	—
Repayments on revolving credit facilities	(176,000)	(252,000)
Acquisition of common stock under repurchase plan	(2,426)	—
Proceeds from issuance of common stock to affiliate	—	1,000
Distributions to stockholders	(8,193)	(9,840)
Net cash attributable to financing activities	28,381	(19,840)
Net change in cash and cash equivalents	(15,939)	26,304
Cash and cash equivalents, beginning of period	31,455	29,298
Cash and cash equivalents, end of period	$15,516	$55,602

(See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2015
(in thousands, except share amounts and percentages)
(unaudited)

Portfolio Company	Industry Segment	Investment(1)	Principal	Cost	Fair Value(2)

Control Investments - (More than 25% owned)
Contour Highwall Holdings, LLC	Coal Mining	Senior Secured Term Loan (12%, due 10/14/2015)(6)	$10,757	$10,778	$2,000
Contour Highwall Holdings, LLC	Coal Mining	Unsecured Promissory Note (6%, due 4/11/2016)(6)	800	800	—
Contour Highwall Holdings, LLC	Coal Mining	800 Membership Units representing 80% of the common equity(7)		—	—
Spirit Resources, LLC	Oil & Natural Gas Production and Development	Tranche A - Senior Secured Term Loan (greater of 8% or LIBOR+4.0%, due 4/28/2015)(6)	4,657	4,621	—
Spirit Resources, LLC	Oil & Natural Gas Production and Development	Tranche B - Senior Secured Term Loan (greater of 15% PIK or LIBOR+11.0%, due 10/28/2015)(6)	4,409	4,409	—
Spirit Resources, LLC	Oil & Natural Gas Production and Development	80,000 Preferred Units representing 100% of the outstanding equity		8,000	—
Subtotal Control Investments - (More than 25% owned)				$28,608	$2,000

Affiliate Investments - (5% to 25% owned)
OCI Holdings, LLC	Home Health Services	Subordinated Note (LIBOR+ 11.0% cash with a 1% floor plus 3% PIK, due 8/15/2018)(8)	$16,062	$15,885	$16,062
OCI Holdings, LLC	Home Health Services	OHA/OCI Investments, LLC Class A Units representing 20.8% diluted ownership of OCI Holdings, LLC		2,500	3,025
Subtotal Affiliate Investments - (5% to 25% owned)				$18,385	$19,087

Non-affiliate Investments - (Less than 5% owned)
Castex Energy 2005, LP	Oil & Natural Gas Production and Development	Redeemable Preferred LP Units (current pay 8% cash, due 7/1/2016)(9)	$50,000	$50,011	$52,987
Foundation Building Materials, LLC	Building Materials	Second Lien Term Loan (LIBOR+11.0% with a 1% floor, due 4/30/2019)	18,700	18,533	18,700
ATP Oil & Gas Corporation/Bennu Oil & Gas, LLC	Oil & Natural Gas Production and Development	Limited Term Royalty Interest (notional rate of 13.2%)(10)(11)		27,166	17,734
Appriss Holdings, Inc.	Information Services	Second Lien Term Loan (LIBOR+8.25% with a 1% floor, due 5/21/2021)	13,100	12,919	12,904

(See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2015
(In thousands, except share amounts and percentages)
(Unaudited — Continued)

Portfolio Company	Industry Segment	Investment(1)	Principal	Cost	Fair Value(2)

Non-affiliate Investments - (Less than 5% owned) - Continued
Royal Holdings, Inc.	Chemicals	Second Lien Term Loan (LIBOR+7.5% with a 1% floor, due June 19, 2023)(3)	$10,000	$9,926	$10,000
Shoreline Energy, LLC	Oil & Natural Gas Production and Development	Second Lien Term Loan (greater of LIBOR+9.25% with a 1.25% floor plus 1.75% PIK, or prime+8.25%, due 3/30/2019)(12)	12,853	12,558	9,862
WP Mustang (Electronic Funds Services, LLC)	Financial Services	Second Lien Term Loan (LIBOR+7.5% with a 1% floor, due 5/29/2022)(3)	10,000	9,839	9,650
Talos Production, LLC	Oil & Natural Gas Production and Development	Senior Unsecured Notes (9.75%, due 2/15/2018)(3)	12,000	11,961	8,160
KOVA International, Inc.	Medical Supplies Manufacturing and Distribution	Senior Subordinated Notes (12.75%, due 8/15/2018)	9,000	8,890	7,830
Stardust Financial Holdings (Hanson)	Building Materials	Second Lien Term Loan (LIBOR+9.5% with a 1% floor, due 3/13/2023)(3)	7,500	7,105	7,453
Gramercy Park CLO Ltd.(5)	Financial Services	Subordinated Notes, Residual Interest (11.95%, based on cost, due 7/17/2023)(3)	9,000	6,448	6,822
Synarc-BioCore Holdings, LLC	Healthcare	First Lien Senior Secured Notes (7.75% due 3/10/2021)	4,200	4,095	4,095
WASH Multifamily Acquisition, Inc.	Industrials - Laundry Equipment	Second Lien Term Loan (LIBOR+7.0% with a 1% floor, due May 14, 2023)(3)	3,404	3,379	3,387
TIBCO Software, Inc.	Software	Senior Unsecured Notes (11.38% due 12/1/2021)(3)	1,800	1,775	1,796
Coinamatic Canada, Inc.(5)	Industrials - Laundry Equipment	Second Lien Term Loan (LIBOR+7.0% with a 1% floor, due May 14, 2023)(3)	596	592	593
Globe BG, LLC	Coal Production	Contingent earn-out related to July 2011 sale of royalty interests in Alden Resources, LLC(13)		—	—
Myriant Corporation	Alternative Fuels & Specialty Chemicals	131,741 shares of common stock, representing 0.56% of the outstanding common shares(14)		419	—
Subtotal Non-affiliate Investments - (Less than 5% owned)				$185,616	$171,973
Subtotal Portfolio Investments (79.7% of total investments)				$232,609	$193,060

GOVERNMENT SECURITIES
U.S. Treasury Bills(4)			50,000	50,001	50,001
Subtotal Government Securities (20.3% of total investments)				$50,001	$50,001

TOTAL INVESTMENTS				$282,610	$243,061
 (See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2015
(In thousands, except share amounts and percentages)
(Unaudited — Continued)

NOTES TO CONSOLIDATED SCHEDULE OF INVESTMENTS

(1)
We pledged all of our portfolio investments, except our investments in U.S. Treasury Bills, as collateral for obligations under our Investment Facility. See Note 3 of Notes to Consolidated Financial Statements. Percentages represent interest rates in effect as of September 30, 2015, and due dates represent the contractual maturity dates. Warrants, common stock, units and earn-outs are non-income producing securities, unless otherwise stated.

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

(7)
The fair value of our Contour Highwall Holdings, LLC, or Contour, membership units also includes any value attributable to our ownership of 8,000 shares of common stock of Bundy Auger Mining, Inc., an affiliate of Contour.

(8)
Effective July 9, 2014, we executed a third amendment to our note purchase and security agreement with OCI Holdings, LLC, or OCI, to amend certain covenant limits in exchange for increases in OCI’s interest to LIBOR+11% cash with a 1% floor, plus 3% payment-in-kind, or PIK.

(9)
Upon redemption, we will receive the outstanding face amount plus an option to elect to receive either: a) a cash payment resulting in a total 12% return (inclusive of the 8% cash distributions), or b) our pro rata share of 2% of the outstanding regular limited partner interests in Castex Energy 2005, LP (0.67% net to us).

(10)	Effective July 1, 2015, ATP was placed on non-accrual status based on estimated future production payments and income is recognized to the extent cash received.

(11)	For more information on ATP, refer to the discussion of the ATP litigation in Note 6 to the Consolidated Financial Statements.

(12)
Effective June 24, 2015, we executed a third amendment to our credit agreement with Shoreline Energy, LLC, or Shoreline, to amend certain covenant limits in exchange for increases in Shoreline's interest to the greater of LIBOR+9.25% with a 1.25% floor or prime+8.25% with a 1.25% floor, effective after March 31, 2015. The third amendment also included the addition of 0.50% payment-in-kind, or PIK, interest effective after June 30, 2015. Effective September 23, 2015, we executed a fourth amendment to our credit agreement with Shoreline to increase PIK interest to 1.75%.

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

(14)
On September 10, 2015, shares of Myriant common stock were cancelled as result of a short-form merger under Section 253 of the Delaware General Corporation Law. Shares of common stock will be exchanged for approximately $1,300 in cash before December 31, 2015.

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

(9)
Upon redemption, we will receive the outstanding face amount plus an option to elect to receive either: a) a cash payment resulting in a total 12% return (inclusive of the 8% cash distributions) or b) our pro rata share of 2% of the outstanding regular limited partner interests in Castex Energy 2005, LP (0.67% net to us).

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

(13)
Effective July 9, 2014, we executed a third amendment to our note purchase and security agreement with OCI Holdings, LLC, or OCI, to amend certain covenant limits in exchange for increases in OCI’s interest to the greater of 12% or LIBOR+11% cash, plus 3% payment-in-kind, or PIK.

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

(See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION
CONSOLIDATED FINANCIAL HIGHLIGHTS
(unaudited)

	For the nine months ended September 30,
Per Share Data(1)	2015	2014

Net asset value, beginning of period	$7.48	$9.20
Net investment income	0.33	0.03
Net realized and unrealized loss on investments(2)	(0.78)	(0.64)
Net decrease in net assets resulting from operations	(0.45)	(0.61)
Distributions to common stockholders
Distributions from net investment income	(0.36)	(0.34)
Return of capital	—	(0.14)
Net decrease in net assets from distributions	(0.36)	(0.48)
Effect of shares repurchased, gross	$0.04	$—
Net asset value, end of period	$6.71	$8.11

Market value, beginning of period	$4.69	$7.47
Market value, end of period	$4.23	$6.18
Market value return(3)	(3.4)%	(11.0)%
Net asset value return(3)	(3.9)%	(5.2)%

Ratios and Supplemental Data
($ and shares in thousands)
Net assets, end of period	$135,406	$167,204
Average net assets	$148,429	$180,495
Common shares outstanding, end of period	20,172	20,616
Total operating expenses/average net assets(4)(5)	8.2%	12.1%
Net investment income/average net assets(4)	6.1%	0.4%
Portfolio turnover rate	11.7%	1.3%
Net decrease in net assets resulting from operations/average net assets(4)	(8.1)%	(9.3)%

Expense Ratios (as a percentage of average net assets)(4)
Interest expense and bank fees	2.3%	1.2%
Management and incentive fees	2.1%	2.9%
Costs related to strategic alternatives review	—%	4.5%
Other operating expenses(5)	3.8%	3.5%
Total operating expenses(5)	8.2%	12.1%

(1)	Per share data is based on weighted average number of common shares outstanding for the period.

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

(5)
Net of legal fee reimbursements of $0.5 million and $1.3 million for the nine months ended September 30, 2015 and 2014, respectively. Excluding these legal fee reimbursements, other operating expenses and total operating expenses ratios would have been 4.3% and 4.4% and 8.6% and 13.0%, respectively, for the nine months ended September 30, 2015 and 2014. See Note 6 of Notes to Consolidated Financial Statements.

(See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(unaudited)

Note 1: Organization and Recent Developments

These consolidated financial statements present the financial position, results of operations and cash flows of OHA Investment Corporation and its consolidated subsidiaries (collectively “we,” “us,” “our” and “OHAI”). We are a specialty finance company that was organized in July 2004 as a Maryland corporation. Our investment objective is to generate both current income and capital appreciation primarily through debt investments with certain equity components. We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company, or a BDC, under the Investment Company Act of 1940, or the 1940 Act. For federal income tax purposes we operate so as to be treated as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. We have several direct and indirect subsidiaries that are single-member limited liability companies and wholly-owned limited partnerships established to hold certain portfolio investments or provide services to us in accordance with specific rules prescribed for a company operating as a RIC. We consolidate the financial results of our wholly-owned subsidiaries for financial reporting purposes, and we do not consolidate the financial results of our portfolio companies.

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

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
September 30, 2015
(unaudited)

Declaration Date	Per Share Amount	Record Date	Payment Date
March 18, 2014	$0.16	March 31, 2014	April 7, 2014
June 10, 2014	0.16	June 30, 2014	July 7, 2014
September 11, 2014	0.16	September 30, 2014	October 7, 2014
December 17, 2014	0.16	December 31, 2014	January 9, 2015
March 3, 2015	0.12	March 31, 2015	April 8, 2015
June 10, 2015	0.12	June 30, 2015	July 9, 2015
September 17, 2015	0.12	September 30, 2015	October 7, 2015

Note 3: Credit Facilities and Borrowings

We are party to a $72.0 million Third Amended and Restated Revolving Credit Agreement, or the Investment Facility, dated May 23, 2013, as amended. The total amount outstanding under the Investment Facility was $72.0 million and $52.0 million as of September 30, 2015 and December 31, 2014, respectively. Substantially all of our assets, except our investments in U.S. Treasury Bills, are pledged as collateral for the obligations under the Investment Facility. On September 29, 2014, we amended the Investment Facility to permit the appointment of OHA as our investment advisor. The Investment Facility matures on May 23, 2016 and bears interest, at our option, at either (i) LIBOR plus 325 to 475 basis points, or (ii) the base rate plus 225 to 375 basis points, both based on our amounts outstanding. As of September 30, 2015, the average interest rate on our outstanding balance of $72.0 million was 4.96%, and there was no additional amount available for borrowing under the Investment Facility. We repaid $14.5 million of the balance outstanding under the Investment Facility in early October 2015.

We were party to a $30.0 million Treasury Secured Revolving Credit Agreement, or the Treasury Facility, dated March 31, 2011, as amended, with SunTrust Bank as administrative agent, that could only be used to purchase U.S. Treasury Bills. Proceeds from the Treasury Facility facilitated the growth of our investment portfolio and provided flexibility in the sizing of our portfolio investments. On September 24, 2014, we entered into a fifth amendment to the Treasury Facility, reduced the size of the Treasury Facility to $30.0 million and permitted the appointment of OHA as our investment advisor. Borrowings under the Treasury Facility bear interest, at our option, at either (i) LIBOR plus 150 basis points or (ii) the base rate plus 50 basis points. The Treasury Facility matured on September 24, 2015 and was not renewed.

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

On September 29, 2015, we purchased $50.0 million of U.S. Treasury bills and contemporaneously entered into a repurchase arrangement with Bank of America Merill Lynch, or BAML, to finance such purchase. Under the repurchase arrangement, we transferred $50.0 million of U.S. Treasury bills and $1.0 million of cash to BAML as collateral under the repurchase agreement. We repaid the amount borrowed under the repurchase agreement, and BAML returned to us the $1.0 million cash collateral, net of a $22,000 financing fee, upon maturity of the U.S. Treasury bills on October 22, 2015. We account for the transfer of the U.S. Treasury bills under the repurchase agreement as a secured borrowing. As a result, the U.S. Treasury bills are recorded on our books as investments in U.S. Treasury bills, and the amount borrowed under the repurchase agreement is recorded as short-term debt at September 30, 2015.

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
September 30, 2015
(unaudited)

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

Base Management Fee: The base management fee is paid quarterly in arrears, and is calculated by multiplying the average value of our total assets (excluding cash, cash equivalents and U.S. Treasury Bills that are purchased with borrowed funds solely for the purpose of satisfying quarter-end diversification requirements related to our election to be taxed as a RIC under the Code), as of the end of the two immediately prior fiscal quarters, by a rate of 1.75% per annum, with a 0.25% reduction in this 1.75% annual rate for the first year following September 30, 2014. For the three months ended and nine months ended September 30, 2015, we incurred $0.8 million and $2.2 million in management fees, respectively.

Incentive Fee: The incentive fee consists of two parts. The first part, the investment income incentive fee, is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the fiscal quarter for which the fee is being calculated. Pre-incentive fee net investment income means interest income, dividend income, royalty payments, net profits interest payments, and any other income (including any other fees, such as commitment, origination, syndication, structuring, diligence, monitoring and consulting fees or other fees that we receive from portfolio companies) accrued during the fiscal quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement, and any interest expense and distributions paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income that we have not yet received in cash. Accordingly, we may pay an incentive fee based partly on accrued investment income, the collection of which is uncertain or deferred. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses, or unrealized capital appreciation or depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets (defined as total assets less liabilities at the end of the immediately preceding fiscal quarter) is compared to a “hurdle rate” of 1.75% per quarter (7% annualized). OHA receives no incentive fee for any fiscal quarter in which our pre-incentive fee net investment income does not exceed the hurdle rate. OHA receives an incentive fee equal to 100% of our pre-incentive fee net investment income for any fiscal quarter in which our pre-incentive fee net investment income exceeds the hurdle rate but is less than 2.1875% (8.75% annualized) of net assets (also referred to as the “catch up” provision) plus 20% of our pre-incentive fee net investment income for such fiscal quarter greater than 2.1875% (8.75% annualized) of net assets. For the three months ended and nine months ended September 30, 2015, we incurred $0 and $139,000 in incentive fees, respectively.

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

The Investment Advisory Agreement may be terminated at any time, without the payment of any penalty, by a vote of our Board of Directors or a vote of the holders of at least a majority of our outstanding voting securities (within the meaning of the 1940 Act) on 60 days’ written notice to OHA, and would automatically terminate in the event of its “assignment” (within the meaning of the 1940 Act). OHA may terminate the Investment Advisory Agreement without penalty by providing us at least

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
September 30, 2015
(unaudited)

than 60 days’ written notice. Pursuant to the Investment Advisory Agreement, OHA pays the compensation expense of its investment professionals, who provide management and investment advisory services to us. We bear all other costs and expenses of our operations and transactions.

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

Administration Agreement

On September 30, 2014, we entered into the Administration Agreement with OHA pursuant to which OHA replaced NGP Administration, LLC as our administrator and furnishes us with certain administrative services, personnel and facilities. The Administration Agreement has an initial term ending on September 30, 2016. Payments under the Administration Agreement are equal to our allocable portion of OHA’s overhead in performing its obligations under the Administration Agreement, including all administrative services necessary for our operation and the conduct of our business. The aggregate amount of certain costs and expenses payable by us under the Investment Advisory Agreement and the Administration Agreement for the period from October 1, 2014 to September 30, 2015 shall not exceed $2.5 million, or the Cap; provided that interest expense and bank fees, management and incentive fees, legal and professional fees, insurance expenses, taxes and costs related to the change in investment advisor are not subject to the Cap. The Administration Agreement may be terminated at any time, without penalty, by a vote of our Board of Directors or by OHA upon 60 days’ written notice to the other party.

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

We owed $0.2 million and $0.2 million to OHA under the Administration Agreement as of September 30, 2015 and December 31, 2014, respectively, for expenses incurred on our behalf for the final month of the respective quarterly period. We include these amounts in accounts payable and accrued expenses on our consolidated balance sheets.

Note 5: Federal Income Taxes

We operate so as to qualify, for tax purposes, as a RIC under Subchapter M of Chapter 1 of the Code. As a RIC, we are generally not subject to corporate-level U.S. federal income taxes on the portion of our investment company taxable income

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
September 30, 2015
(unaudited)

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

ATP Litigation. On August 17, 2012, ATP Oil & Gas Corporation, or ATP, filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Texas. Prior to the bankruptcy filing, we purchased limited term overriding royalty interests, or ORRIs, in certain offshore oil and gas producing properties operated by ATP (generally, the Gomez and Telemark properties). On August 23, 2012, on a motion filed by ATP, the bankruptcy judge presiding over ATP’s case signed an order (Bankr. Dkt. No. 191) requiring ATP to pay amounts received after August 17, 2012 to those parties it believes are entitled to receive them, including the ORRI holders, provided that the ORRI holders execute a disgorgement agreement providing for the repayment of any amounts that the bankruptcy court later finds to have been inappropriately paid. We executed the disgorgement agreement and began receiving monthly distributions in September 2012 from ATP of our share of production proceeds received by ATP after August 17, 2012. As of September 30, 2015, our unrecovered investment was $27.8 million, and we had received aggregate production payments of $34.6 million subject to the disgorgement agreement; both of these amounts are the subject of disputes in the litigation described herein.

As of September 30, 2015, we had incurred legal and consulting fees totaling $5.3 million in connection with the enforcement of our rights under the ORRIs. On various occasions, we have provided notice that such legal expenses will be added to our unrecovered investment balance to the extent they are not reimbursed. To date, we have not received any payments on account of legal expenses aside from our receipt of regular monthly production payments. As a result, we add our legal expenses to the unrecovered investment balance in accordance with our transaction documents. As of September 30, 2015, $4.7 million of the $5.3 million in legal and consulting fees have been added to, and are thus included in, the unrecovered investment balance under the terms of our transaction documents. The remaining amounts of legal and consulting fees, totaling $0.6 million and $0.1 million as of September 30, 2015 and December 31, 2014, respectively, are included in accounts

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
September 30, 2015
(unaudited)

receivable and other current assets on our consolidated balance sheets and are, thus, not included in the unrecovered investment balance as of such dates.

On October 17, 2012, we filed a lawsuit against ATP styled: OHA Investment Corporation v. ATP Oil & Gas Corporation, Adv. Proc. No. 12-03443, in the U.S. Bankruptcy Court for the Southern District of Texas, seeking a declaration that the ORRIs are our property and not property of ATP and that the conveyance and purchase and sale documents are not executory contracts that may be rejected in order to remove or recharacterize our interests in the properties (the “Adversary Proceeding”). ATP filed an answer and counterclaim in which it (a) denies that the ORRIs are valid and enforceable, (b) seeks a declaration that (i) the ORRIs are a financing agreement and not a true sale and (ii) the ORRIs are executory contracts that are subject to rejection under section 365 of the Bankruptcy Code, and (c) seeks disgorgement from us of amounts paid to us since August 17, 2012, the date of filing of ATP’s Chapter 11 proceeding. The United States, on behalf of the Department of the Interior, intervened in the Adversary Proceeding, arguing that the underlying leases are unexpired leases of real property or executory contracts (and not real property conveyances) and are subject to rejection by ATP. Certain service companies claiming statutory liens or privileges have intervened in the Adversary Proceeding for the purposes of establishing that their alleged statutory liens and privileges are superior to our rights and asserting related claims for disgorgement of proceeds paid to us by ATP. The Bank of New York Mellon Trust Company, N.A., the secondary lien holder, has also intervened, arguing (i) the ORRIs are a financing agreement and not a true sale, (ii) our claims are barred, waived, released and/or otherwise foreclosed by the express terms of the conveyance of the ORRIs, and (iii) either we have not met a condition precedent or we failed to perform or substantially perform our contractual obligations. The issues in the Adversary Proceeding have been bifurcated such that the issues of (i) whether the conveyances and transactions between us and ATP constituted outright transfers of ownership and (ii) whether the conveyances are executory contracts or leases that ATP may reject, will be tried first as “Phase 1” of the legal proceedings. Any additional claims, including the service company statutory lien claims and related issues, will be decided later if necessary in “Phase 2.” This lawsuit is currently pending, and the initial trial date was abated along with certain other deadlines pending consideration of various motions. In that context, a Motion for Summary Judgment that we filed was denied. A new scheduling order has not been entered.

On June 13, 2013, the bankruptcy court entered an order (Bankr. Dkt. No. 1999) approving ATP’s request (set forth in Bankr. Dkt. No. 1902) to reject and/or abandon and relinquish its interests in the Gomez properties. Consequently, we no longer receive payments attributable to the Gomez properties.

In connection with an auction and various proceedings in the bankruptcy case, Credit Suisse AG, as administrative and collateral agent to those lenders who are parties to that certain Senior Secured Super Priority Priming Debtor in Possession Credit Agreement dated August 29, 2012, or the DIP Lenders, submitted a Credit Bid - or bid based on a reduction in the amount of ATP’s outstanding indebtedness to Credit Suisse AG - to purchase the Telemark properties and certain other assets. On October 17, 2013, the bankruptcy court entered its Final Sale Order approving the sale (Bankr. Dkt. No. 2706) to Bennu Oil & Gas, LLC, or Bennu, a newly formed company owned by the DIP Lenders. The assets purchased included claims asserted by ATP in our pending Adversary Proceeding relating to the Telemark properties. Our ORRIs continue to burden the Telemark properties subject to a resolution of the issues in the Adversary Proceeding.

On May 20, 2014, Bennu substituted into the Adversary Proceeding for ATP with respect to any claims that relate to assets purchased from ATP.

On June 26, 2014, the bankruptcy court entered an order converting ATP’s bankruptcy case to a case under Chapter 7 of the U.S. Bankruptcy Code. Rodney D. Tow was appointed as Chapter 7 Trustee of ATP’s bankruptcy estate.

On July 10, 2014, we filed, in our Adversary Proceeding, a Motion for Leave to amend our complaint to, among other things, add claims and defenses based on facts that occurred after the filing of our complaint, as well as claims and defenses specifically applicable to Bennu. On September 3, 2014, Bennu filed a Motion to Dismiss claims between Bennu and us, as well as an objection to our Motion for Leave. In connection with the Motion to Dismiss, Bennu stated that it does not desire to pursue affirmative claims against us for recharacterization or disgorgement, and it disclaimed any intention to sue us regarding the characterization of the ORRIs. The Motion to Dismiss led to a series of disputes between Bennu, OHA and the Trustee regarding who owns and/or holds the right prosecute and finally resolve the claims that were asserted by ATP against OHA. On January 28, 2015, the bankruptcy court entered an order (Adv. Dkt. No. 236), which determined, among other things, that Bennu has the exclusive right to seek to recharacterize the ORRIs as something other than a vested ownership in hydrocarbons to be produced. It also determined that (i) the Trustee has the exclusive right to seek to avoid payments made to OHA under

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
September 30, 2015
(unaudited)

sections 544, 547 and 548 of the Bankruptcy Code and (ii) the Trustee may only pursue claims under section 549 that were not purchased by Bennu. On February 24, 2015, the Trustee filed an Amended Counterclaim against us seeking to avoid and recover alleged preferential transfers in the amount of $3.4 million. The Amended Counterclaim also seeks to avoid post-petition royalty payments made to us from the Gomez Properties in the amount of $9.6 million and from the Telemark Properties in the amount of $13.4 million. As a result of the Amended Complaint, additional motions were filed by us and Bennu challenging the Trustee's right to bring the claims.

On April 30, 2015, we and Bennu filed an Expedited Joint Motion to Enter Agreed Judgment (Adv. Dkt. No. 251), seeking entry of an Agreed Judgment determining that, among other things, the ORRIs are a real property interest and a “production payment” within the meaning of Sections 101(42A) and 541(b) of the United States Bankruptcy Code, and that the ORRIs are not and never were property of ATP’s bankruptcy estate. In connection with the Joint Motion, we entered into a Settlement and Release Agreement with Bennu pursuant to which, in exchange for Bennu agreeing to execute and seek entry of the Agreed Judgment, we agreed to withdraw and/or release Bennu from certain claims contemplated in our July 2014 Motion for Leave mentioned above, primarily relating to our claim for breach of certain contractual Acts of Subordination which were executed in connection with the conveyance of the ORRIs. Our release of Bennu is contingent upon the bankruptcy court’s entry of the Agreed Judgment, or another acceptable form of agreed judgment that is final and not subject to appeal. The proposed Agreed Judgment does not address any disputes between OHAI and Bennu with respect to the terms of the ORRIs, including those relating to the treatment of OHAI's legal fees, default interest, or the claims asserted by the statutory lien claimants.

The Trustee filed an Objection to the Joint Motion to Enter Agreed Judgment (Adv. Dkt. No. 253), and on May 21, 2015, the Court conducted a hearing on our and Bennu's motions challenging the Trustee’s Amended Counterclaim and the Expedited Joint Motion to Enter Agreed Judgment. At the hearing, the Court announced its decision to dismiss the claim asserted by the Trustee to avoid post-petition royalty payments made to us from the Telemark properties. With respect to the remaining claims asserted in the Trustee’s Amended Counterclaim, the Court took our motion and Bennu’s motions under advisement, and the Court’s ruling is currently pending. The Court requested further briefing from the Parties, which was submitted on June 5, 2015 (Adv. Dkt. Nos. 263, 264) and June 11, 2015 (Adv. Dkt. No. 265). With respect to the Expedited Joint Motion to Enter Agreed Judgment, the Court indicated that it could not enter the Agreed Judgment in the Adversary Proceeding as long as the Trustee remains a party with pending claims. As a result, the Court abated the Expedited Joint Motion to Enter Agreed Judgment, pending further submission by us and Bennu.

On October 14, 2015, we entered into a Stipulation of Settlement and Release with the Trustee, Bennu and Credit Suisse, AG, as agent to the DIP Lenders (Adv. Dkt. No. 270, 271). The Stipulation is subject to and contingent upon final Court approval pursuant to the Bankruptcy Rules. Pursuant to the Stipulation, in exchange for a cash payment of $335,000 and a $3.0 million reduction/credit on the outstanding indebtedness owed by ATP to Credit Suisse, AG, the Trustee (i) is required to file and prosecute a motion to dismiss any and all claims against us with prejudice, (ii) is deemed to release us from any and all claims of any nature; and (iii) shall stipulate, among other things, that he shall not contest that the ORRIs are a real property interest and a “production payment” within the meaning of Sections 101(42A) and 541(b) of the United States Bankruptcy Code, and that the ORRIs are not and never were property of ATP’s bankruptcy estate. The Trustee is deemed to have transferred to Credit Suisse, AG any rights he holds in section 549 claims, and Credit Suisse, AG and the DIP Lenders are, in turn, releasing us from such claims. In exchange for the agreements of the Trustee and Credit Suisse, AG, we are required to prosecute a motion to dismiss our claims against the Trustee without prejudice, and once the claims are dismissed, we are free to seek entry of the Agreed Judgment without interference or objection from the Trustee. Our separate Settlement and Release Agreement with Bennu remains in effect, and we are releasing Credit Suisse, AG and the DIP Lenders from any claims relating to the ORRIs and our transaction documents, including the Acts of Subordination. On October 16, 2015, the Trustee filed a Motion to Compromise Controversy (Bankr. Dkt. No. 3628) seeking approval of the Stipulation. A hearing on the Motion has not been set. The Stipulation and Agreed Judgment, if approved, should resolve Phase 1 of the Adversary Proceeding and should not negatively affect our rights in Phase 2. It is estimated that Phase 2 of the Adversary Proceeding will principally relate to the statutory lien claims and the proper calculation regarding the royalty payments necessary to cause termination of the ORRIs.

During the 90-day preference period preceding the filing of ATP’s bankruptcy, we received royalty payments totaling approximately $3.6 million. Through September 30, 2015, we received post-petition royalty payments from the Gomez properties and the Telemark properties in the amount of $8.3 million and $26.3 million, respectively. It is estimated that the statutory lien claims asserted by intervenors in the Adversary Proceeding against our ORRIs are in the principal amount of

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
September 30, 2015
(unaudited)

approximately $35.2 million. At this time, we estimate that there are potential statutory lien claims (including claims of the intervenors in the Adversary Proceeding, without regard to the validity of such claims) in the principal amount of approximately $54.2 million. We have or will assert that we have viable defenses with respect to all of the claims of the statutory lien claimants or any other claim which seeks to avoid or disgorge any prepetition or post-petition royalty payment which we received in respect of the Telemark or Gomez properties. In the event we do not prevail on our defenses to the statutory lien claims or any other claim seeking to avoid or disgorge pre-petition or post-petition royalty payments, we contend that, pursuant to the terms of our transaction documents, we are entitled to include any amounts disgorged on account of any such claims into the unrecovered investment balance of our ORRIs. Moreover, to the extent we do not prevail on our defenses to any action brought by the holder of a statutory lien claim, we contend that we would be permitted to seek contribution from other ORRI and net profits interest holders with respect to any disgorged amounts.

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

Note 7: Fair Value

Our investments consisted of the following as of September 30, 2015 and December 31, 2014:

	September 30, 2015				December 31, 2014
(Dollar amounts in thousands)	Cost	% of total	Fair Value	% of total	Cost	% of total	Fair Value	% of total

Portfolio investments
First lien secured debt	$23,903	8.5%	$6,095	2.6%	$25,929	11.3%	$11,270	5.4%
Second lien debt	74,851	26.5%	72,549	29.8%	42,650	18.5%	41,410	20.0%
Subordinated debt	39,311	13.9%	33,848	13.9%	36,304	15.8%	35,620	17.2%
Limited term royalties	27,166	9.6%	17,734	7.3%	26,767	11.6%	23,700	11.5%
Royalty interests	—	—%	—	—%	52	—%	371	0.2%
Redeemable preferred units	50,011	17.7%	52,987	21.8%	50,021	21.7%	54,906	26.6%
CLO residual interests	6,448	2.3%	6,822	2.8%	7,014	3.0%	7,110	3.5%
Equity securities
Membership and partnership units	10,500	3.7%	3,025	1.2%	10,500	4.6%	1,730	0.8%
Common stock	419	0.1%	—	—%	419	0.2%	—	—%
Warrants	—	—%	—	—%	91	—%	46	—%
Total equity securities	10,919	3.8%	3,025	1.2%	11,010	4.8%	1,776	0.8%
Total portfolio investments	232,609	82.3%	193,060	79.4%	199,747	86.7%	176,163	85.2%
Government securities
U.S. Treasury Bills	50,001	17.7%	50,001	20.6%	30,600	13.3%	30,600	14.8%
Total investments	$282,610	100.0%	$243,061	100.0%	$230,347	100.0%	$206,763	100.0%

We account for all of the assets in our investment portfolio at fair value, following the provisions of the Financial Accounting Standards Board Accounting Standards Codification Fair Value Measurements and Disclosures, or ASC 820. ASC

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
September 30, 2015
(unaudited)

820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements.

On a quarterly basis, the investment team of our investment advisor prepares fair value recommendations for all of the assets in our portfolio in accordance with ASC 820 and presents them to the Audit Committee of our Board of Directors. The Audit Committee recommends fair values of each asset to our Board of Directors, which in good faith determines the final fair value for each investment. We record investments in securities for which market quotations are readily available at such market quotations in our financial statements as of the valuation date. For investments in securities for which market quotations are not readily available, or which have various degrees of trading restrictions, the investment team of our investment advisor prepares valuation analyses as generally described below.

•	Investment Team Valuation. The investment professionals of our investment advisor prepare fair value recommendations for each investment.

•
Investment Team Valuation Documentation. The investment team documents and discusses its preliminary fair value recommendations with the investment committee and senior management of our investment advisor.

•
Third Party Valuation Activity. We may, at our discretion, retain an independent valuation firm to review any or all of the valuation analyses and fair value recommendations provided by the investment team of our investment advisor. Since December 31, 2014, our general practice is that we have an independent valuation firm review all Level 3 investments (those whose value is determined using significant unobservable inputs) with recommended fair values in excess of $10 million on a quarterly basis, and review all Level 3 investments with recommended fair values greater than zero at least annually in order to corroborate our valuations.

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

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
September 30, 2015
(unaudited)

Fair value accounting classifies financial assets and liabilities in their entirety based on the lowest level of input that is significant to the estimated fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment that may affect the valuation of assets and liabilities and their placement within the fair value hierarchy levels. We did not have any liabilities measured at fair value at September 30, 2015 or December 31, 2014.

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

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
September 30, 2015
(unaudited)

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

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
September 30, 2015
(unaudited)

The following tables set forth the fair value of our investments by level within the fair value hierarchy as of September 30, 2015 and December 31, 2014 (in thousands):

September 30, 2015	Total	Level 1	Level 2	Level 3
Portfolio investments
Control investments
First lien secured debt	$2,000	$—	$—	$2,000
Total control investments	2,000	—	—	2,000
Affiliate investments
Subordinated debt	16,062	—	—	16,062
Equity securities	3,025	—	—	3,025
Total affiliate investments	19,087	—	—	19,087
Non-affiliate investments
First lien secured debt	4,095	—	—	4,095
Second lien debt	72,549	—	31,083	41,466
Subordinated debt	17,786	—	9,956	7,830
Limited term royalties	17,734	—	—	17,734
Redeemable preferred units	52,987	—	—	52,987
CLO residual interests	6,822	—	6,822	—
Total non-affiliate investments	171,973	—	47,861	124,112
Total portfolio investments	193,060	—	47,861	145,199
Government securities
U.S. Treasury Bills	50,001	50,001	—	—
Total investments	$243,061	$50,001	$47,861	$145,199

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
September 30, 2015
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
September 30, 2015
(unaudited)

The following tables present roll-forwards of the changes in fair value for all investments for which we determine fair value using unobservable (Level 3) factors for the periods indicated (in thousands):

	First Lien Secured Debt and Limited Term Royalties	Second Lien Debt	Subordinated Debt and Redeemable Preferred Units	Royalty Interests, Contingent Earn-out and Equity Securities	Total Investments

For the three months ended September 30, 2015
Fair value at June 30, 2015	$27,180	$38,390	$80,105	$2,938	$148,613
Total gains, (losses) and amortization:
Net realized gains	—	—	—	(56)	(56)
Net unrealized gains (losses)	(2,596)	164	(3,367)	220	(5,579)
Net amortization of premiums, discounts and fees	—	32	16	—	48
New investments, repayments and settlements, net:
New investments	4,115	3,053	—	—	7,168
PIK	—	20	125	—	145
Repayments and settlements	(4,870)	(193)	—	(77)	(5,140)
Fair value at September 30, 2015	$23,829	$41,466	$76,879	$3,025	$145,199

For the nine months ended September 30, 2015
Fair value at December 31, 2014	$34,970	$21,835	$79,606	$2,147	$138,558
Total gains, (losses) and amortization:
Net realized gains	—	—	—	199	199
Net unrealized gains (losses)	(9,515)	(1,456)	(3,938)	1,021	(13,888)
Net amortization of premiums, discounts and fees	112	84	49	—	245
New investments, repayments and settlements, net:
New investments	4,115	21,566	800	—	26,481
PIK	710	20	362	—	1,092
Repayments and settlements	(6,563)	(583)	—	(342)	(7,488)
Fair value at September 30, 2015	$23,829	$41,466	$76,879	$3,025	$145,199

Net change in unrealized gains (losses) from investments still held as of reporting date:
September 30, 2015	$(9,515)	$(1,456)	$(3,938)	$1,021	$(13,888)
September 30, 2014	(5,411)	(29)	575	(4,846)	(9,711)

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
September 30, 2015
(unaudited)

	First Lien Secured Debt and Limited Term Royalties	Second Lien Debt	Subordinated Debt and Redeemable Preferred Units	Royalty Interests, Contingent Earn-out and Equity Securities	Total Investments

For the three months ended September 30, 2014
Fair value at June 30, 2014	$57,491	$31,911	$77,821	$3,720	$170,943
Total gains, (losses) and amortization:
Net realized gains	—	—	—	962	962
Net unrealized gains (losses)	(3,475)	(27)	955	(1,342)	(3,889)
Net amortization of premiums, discounts and fees	486	28	15	(2)	527
New investments, repayments and settlements, net:
New investments	969	—	—	—	969
PIK	273	92	123	—	488
Repayments and settlements	(9,860)	(195)	1	(1,350)	(11,404)
Fair value at September 30, 2014	$45,884	$31,809	$78,915	$1,988	$158,596

For the nine months ended September 30, 2014
Fair value at December 31, 2013	$64,449	$31,747	$77,099	$8,602	$181,897
Total gains, (losses) and amortization:
Net realized losses	—	—	(9,382)	962	(8,420)
Net unrealized gains (losses)	(9,001)	100	10,912	(6,211)	(4,200)
Net amortization of premiums, discounts and fees	707	80	43	(15)	815
New investments, repayments and settlements, net:
New investments	2,448	—	—	—	2,448
PIK	418	271	312	—	1,001
Repayments and settlements	(13,137)	(389)	(69)	(1,350)	(14,945)
Fair value at September 30, 2014	$45,884	$31,809	$78,915	$1,988	$158,596

During both the three month and nine month periods ended September 30, 2015 and 2014, none of our investments in portfolio companies changed among the categories of Control Investments, Affiliate Investments and Non-Affiliate Investments, and there were no transfers among Levels 3, 2 or 1.

We present net unrealized gains (losses) on our consolidated statements of operations as “Net unrealized appreciation (depreciation) on investments.”

The following table summarizes the significant unobservable inputs in the fair value measurements of our Level 3 investments by category of investment and valuation technique as of September 30, 2015 (dollars in thousands):

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
September 30, 2015
(unaudited)

Type of Investment	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs	Weighted Average
First lien secured debt and limited term royalties	$23,829	Discounted cash flow	Discount rate	8.6% - 28.8%	25.0%

Second lien debt	41,466	Market comparables	EBITDA multiples	4.0x - 14.2x	10.0x
			Reserve multiples	$6.00-$9.00(1)	$7.50
			Production multiples	$24.00-$36.00(2)	$30.00

Subordinated Debt	23,892	Market comparables	EBITDA multiples	6.0x - 6.5x	6.2x

Redeemable preferred units	52,987	Discounted cash flow	Discount rate	20%	20%

Royalty interest, contingent earn-out and equity securities	3,025	Market comparables	EBITDA multiples	6.0x	6.0x
	$145,199
________________

(1)	Based on recent comparable transactions involving similar assets, expressed as price per unit of equivalent barrel of oil in proved reserves.

(2)	Based on recent comparable transactions involving similar assets, expressed as price per daily production of equivalent barrel of oil in proved reserves.

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

In March 2015, our Board of Directors authorized the Company to repurchase up to the remaining $2.4 million available to be repurchased under this plan. For the three months ended September 30, 2015, we repurchased 74,214 shares of our common stock in the open market at a weighted average price of $5.72 per share, totaling $0.4 million.

As of July 14, 2015, we completed the stock repurchases under the stock repurchase plan. During 2015, we repurchased a total of 444,030 shares for $2.4 million at a weighted average price of $5.46 per share, a 27% discount to net asset value at December 31, 2014. Repurchases initiated after March 31, 2015 were made pursuant to a plan executed in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following analysis of our financial condition and results of operations in conjunction with management’s discussion and analysis contained in our 2014 Annual Report on Form 10-K, as well as our consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q. The terms “we,” “us,” “our” and “OHAI” refer to OHA Investment Corporation and its consolidated subsidiaries. The term "OHA" refers to Oak Hill Advisors, L.P., our investment adviser.

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

OHA expects that most of our new investments will be in senior and junior secured, unsecured and subordinated debt securities in U.S. private and small public middle market companies with maturities ranging from three to seven years. However, OHA seeks to identify attractive investments throughout the capital structure and thus may invest in equity, distressed debt, residual interests of collateralized loan obligation funds, or CLOs, and other assets. We may invest in newly issued securities and acquire investments in the secondary market. We do not currently intend to invest in mortgage-related structured products.

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

The aggregate fair value of our investment portfolio at September 30, 2015 was $193.1 million, with such value comprised of 16 active portfolio investments compared to 10 active portfolio investments at September 30, 2014. Under our previous investment advisor, we focused our investments primarily on small and mid-size companies engaged in the upstream sector of the energy industry, which includes businesses that find, develop and extract energy resources, such as natural gas, crude oil and coal. Consequently, a significant portion of our current investment portfolio value is comprised of debt securities and other investments in upstream exploration and production companies engaged in the acquisition, development and production of oil and natural gas properties in and along the Gulf Coast, in the state and federal waters of the Gulf of Mexico, and in the Permian Basin, Mid-Continent and Rocky Mountain areas.

Part of our current investment approach is to reduce our portfolio concentration in the energy industry and to diversify our portfolio with investments in debt securities of U.S. private and small public middle market companies across various industry sectors. The concentration of our investment portfolio in the energy sector decreased to 47% at September 30, 2015 from 74% at September 30, 2014, on a fair value basis.

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

Portfolio and Investment Activity

In March 2015, we purchased an $18.7 million participation in a second lien term loan to Foundation Building Materials, LLC, or FBM, a national distributor of drywall and related building products. The second lien term loan to FBM was purchased at a 1% discount, earns interest payable in cash at a rate of 12% per annum (LIBOR+11.0% with a 1% floor) and matures in April 2019.

In March 2015, we also purchased a $2.5 million participation in a second lien term loan to Stardust Financial Holdings, Inc., an affiliate of Hanson Building Products, or Hanson, a manufacturer of a diversified range of concrete and clay building products in the United States, Canada and the United Kingdom. We made an initial purchase of $2.4 million at a discount of 9% and subsequently purchased an additional $0.1 million at a discount of 6.5%. The Hanson second lien term loan earns interest payable in cash at a rate of 10.5% per annum (LIBOR+9.5% with a 1% floor) and matures in March 2023.

In May 2015, we purchased a $5.0 million participation in the Hanson second lien term loan, adding to our $2.5 million position that was acquired in March 2015. The $5.0 million participation in the Hanson second term loan was purchased at a 3.75% discount, earns interest payable in cash at a rate of 10.5% per annum (LIBOR+9.5% with a 1% floor) and matures in March 2023.

In May 2015, we funded a combined $4.0 million participation in a second lien term loan to affiliates of WASH Multifamily Parent, Inc., through two issuers, WASH Multifamily Acquisition, Inc., or WASH, and Coinamatic Canada Inc., or WASH Canada, of $3.4 million and $0.6 million, respectively. WASH is a major provider of outsourced laundry equipment services for multifamily housing properties in the United States and Canada. The second lien term loans were funded at 0.75% discount, earn interest payable in cash at a rate of 8.0% per annum (LIBOR+7.0% with a 1% floor) and mature in May 2023.

In June 2015, Citadel Plastics Holdings, or Citadel, prepaid its second lien term loan in the amount of $10.0 million. This prepayment included a 2%, or $0.2 million, call premium, and we recorded previously unamortized original issue discount of $0.1 million as additional interest income as a result of this prepayment. This investment was initiated in November 2014 and generated an internal rate of return of 15.8% and a return on investment of 1.08x.

In June 2015, Spirit Resources, LLC sold substantially all its assets resulting in net proceeds received by us of $1.1 million. In connection with the assets sale, we conveyed the 3% overriding royalty interest back to Spirit, of which $0.3 million of the net sales proceeds received were applied, resulting in a capital gain of $0.3 million. The remaining proceeds were primarily applied to the outstanding principal balance of the Spirit senior secured term loan.

In June 2015, we funded a $10.0 million participation in a second lien term loan to Royal Holdings, Inc., a global manufacturer of high-value specialty adhesives and sealants. The Royal Holdings, Inc. second lien term loan was issued at a 0.75% discount, earns interest payable in cash at a rate of 8.5% per annum (LIBOR+7.5% with a 1% floor) and matures in June 2023.

In July 2015, we purchased a total of $1.8 million in senior unsecured notes issued by TIBCO Software, Inc., or TIBCO, a software company focused on middleware, event processing and business intelligence and analytics. The senior unsecured notes issued by TIBCO purchased at a 1.44% discount, earn interest payable in cash at a rate of 11.375% per annum and mature in December 2021.

In July 2015, Huff Energy Holdings, Inc., or Huff, prepaid its first lien secured debt and repurchased its warrants and overriding royalty interest in the amount of $5.0 million. This prepayment included accrued interest and certain administration and legal fees. This investment was initiated in August 2008 and generated an internal rate of return of 16.6% and a return on investment of 1.74x.

In August 2015, we purchased a $3.1 million participation in the Appriss Holdings, Inc., or Appriss, second lien term loan, adding to our $10.0 million position that was acquired in November 2014. The $3.1 million participation in the Appriss second term loan was purchased at a 1.5% discount, earns interest payable in cash at a rate of 9.25% per annum (LIBOR+8.25% with a 1% floor) and matures in May 2021.

In September 2015, we funded a $4.2 million purchase of first lien senior secured notes issued by Synarc-BioCore Holdings, LLC, or BioClinica, a provider of specialty outsourced services to pharmaceutical sponsors, contract research organizations and biotechnology companies. The first lien senior secured notes issued by BioClinica were funded at a 2.5% discount, earn interest payable in cash at a rate of 7.75% per annum and mature in March 2021.

In 2011 and 2012, we purchased from ATP Oil & Gas Corporation, or ATP, limited-term overriding royalty interests, or ORRIs, in certain offshore oil and gas producing properties operated by ATP in the Gulf of Mexico, including $25.0 million paid on July 3, 2012. Under this arrangement, we purchased the right to portions (ranging from 5.0% to 10.8%) of the monthly production proceeds from the various oil and gas properties subject to the ORRIs in ATP’s Gomez and Telemark properties. The terms of the ORRIs provide that they will terminate after we receive production payments that equal a defined sum calculated (generally) based on our investment in the ORRIs plus a time-value factor at a rate of 13.2% per annum. On August 17, 2012, ATP filed for protection under Chapter 11 of the U.S. Bankruptcy Code. For more information, please refer to the discussion of the ATP Litigation under the heading “Legal Proceedings” in Note 6 to our interim consolidated financial statements. As of September 30, 2015, our unrecovered investment was $27.8 million, and we had received aggregate production payments of $34.6 million subject to a disgorgement agreement. In addition, as of September 30, 2015, we had incurred legal and consulting fees totaling $5.3 million in connection with the enforcement of our rights under the ORRIs. On various occasions, we have provided notice that such legal expenses will be added to our unrecovered investment balance to the extent they are not reimbursed. To date, we have not received any payments on account of legal expenses aside from our receipt of regular monthly production payments. We add our legal expenses to the unrecovered investment balance in accordance with our transaction documents. As of September 30, 2015, $4.7 million of the $5.3 million in legal and consulting fees have been added to, and are thus included in, the unrecovered investment balance under the terms of our transaction documents. The remaining amounts of legal and consulting fees, totaling $0.6 million and $0.1 million as of September 30, 2015 and December 31, 2014, respectively, are included in accounts receivable and other current assets on our consolidated balance sheets and are, thus, not included in the unrecovered investment balance as of such dates.

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

	September 30, 2015			December 31, 2014
	Weighted Average Yields			Weighted Average Yields
		Percentage of Portfolio			Percentage of Portfolio
		Cost	Fair Value		Cost	Fair Value
First lien secured debt	1.4%	10.2%	3.2%	2.7%	13.0%	6.4%
Second lien debt	10.7%	32.2%	37.6%	9.7%	21.2%	23.5%
Subordinated debt	12.8%	16.9%	17.5%	13.1%	18.2%	20.2%
Limited term royalties	5.7%	11.7%	9.2%	13.9%	13.4%	13.5%
Royalty interests	—%	—%	—%	n/m	—%	0.2%
Redeemable preferred units	8.0%	21.5%	27.4%	8.0%	25.1%	31.2%
CLO residual interests (1)	13.0%	2.8%	3.5%	12.0%	3.5%	4.0%
Equity securities
Membership and partnership units	—%	4.5%	1.6%	—%	5.3%	1.0%
Common stock	—%	—%	—%	—%	0.2%	—%
Warrants	—%	0.2%	—%	—%	0.1%	—%
Total equity securities	—%	4.7%	1.6%	—%	5.6%	1.0%
Total portfolio investments	8.5%	100.0%	100.0%	9.2%	100.0%	100.0%

(1) Yields from investments in CLO residual interests represent the implied internal rate of return calculation expected from cash flows.

As of September 30, 2015 and December 31, 2014, the total fair value of our portfolio investments was $193.1 million and $176.2 million, respectively. Of those fair value totals, approximately $145.2 million, or 75.2%, as of September 30, 2015, and $138.6 million, or 78.7%, as of December 31, 2014, are determined using significant unobservable (i.e., Level 3) inputs.

Results of Operations

Investment Income

Investment income includes interest on our investments, dividend income and royalty income. Dividend income is income we from certain of our equity investments. Royalty income is net of amortization that we receive in connection with certain of our investments. These fees are recognized as earned.

Investment Income	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2015	2014	2015	2014

Interest income	$4,065	$4,500	$12,547	$13,690
Dividend income	1,010	1,010	2,997	2,992
Royalty income, net of amortization, and other	13	63	274	262
Total investment income	$5,088	$5,573	$15,818	$16,944

For the three months ended September 30, 2015, investment income decreased compared to the same quarter of prior year, primarily as a result of two of our investments being placed on non-accrual status during the fourth quarter of 2014 and a lower weighted average yield on portfolio investments, on a cost basis, which decreased to 8.5% at September 30, 2015 from 10.4% at September 30, 2014. Our average portfolio balance, on a cost basis, increased to $229.1 million during the third quarter of 2015 from $175.5 million during the third quarter of 2014, primarily as a result of volume of new investments exceeding the volume of realizations between the two periods.

For the nine months ended September 30, 2015, investment income decreased compared to the same period of prior year, primarily as a result of two of our investments being placed on non-accrual status during the fourth quarter of 2014, partially offset by a $0.2 million prepayment premium earned from the repayment of the Citadel loan. Our average portfolio balance, on a cost basis, increased to $218.5 million for the nine months ended September 30, 2015, from $191.7 million for the nine months ended September 30, 2014.

Operating expenses include our allocable portion of operating expenses incurred on our behalf by our investment advisor and our administrator. Other general and administrative expenses include our allocated share of employee, facilities, and stockholder services incurred by our administrator.

Operating Expenses	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2015	2014	2015	2014

Interest expense and bank fees	$957	$405	$2,503	$1,569
Management and incentive fees	758	1,254	2,290	3,906
Costs related to strategic alternatives review	—	5,352	—	6,017
Professional fees	509	210	1,816	777
Other general and administrative expenses	777	1,123	2,403	4,021
Total operating expenses	$3,001	$8,344	$9,012	$16,290

In both the three month and nine month periods ended September 30, 2015, operating expenses decreased from the comparable prior period. Management fees were lower in the current period primarily as a result of the lower base management fee structure in the Investment Advisory Agreement with OHA as compared to the base management fee structure under our former investment advisory agreement. During the three month and nine month periods ended September 30, 2014, we also incurred $5.4 million and $6.0 million, respectively, of non-recurring costs related to our strategic alternatives review process, which ultimately resulted in the appointment of OHA as our new investment advisor as of September 30, 2014. Professional fees increased during the 2015 periods compared to the same periods in 2014, primarily due to legal fees and recruitment fees. Other general and administrative expenses decreased during the 2015 periods as compared to the same periods in 2014, as a result of costs incurred in connection with our shelf registration statement that expired in the second quarter of 2014 and lower personnel costs, partially offset by settlement expenses related to our ATP legal proceedings.

According to the terms of our previous investment advisory agreement with NGP Investment Advisor, LP, prior to September 30, 2014, we calculated the base management fee quarterly as 0.45% of the average of our total assets (inclusive of all cash and cash equivalents without any exclusions) as of the end of the two most recent fiscal quarters. According to the terms of our new Investment Advisory Agreement with OHA, effective September 30, 2014, we calculate the base management as 0.4375% (reduced to 0.375% in the first year) of the average of our total assets (excluding cash, cash equivalents and U.S. Treasury Bills that are purchased with borrowed funds solely for the purpose of satisfying quarter-end diversification requirements related to our election to be taxed as a RIC under the Code). Consequently, our base management fee, relative to our total asset balances, is lower under the Investment Advisory Agreement than it was under our previous investment advisory agreement.

Under the Investment Advisory Agreement, the investment income incentive fee is calculated quarterly at a rate of 20% of quarterly net investment income above a “hurdle rate” of 1.75% per quarter (7% annualized) with a “catch up” provision. Under our previous investment advisory agreement, the investment income incentive fee was calculated at 20% of net investment income above a “hurdle rate” of 2.0% per quarter (8% annualized) with no “catch up” provision. For the three months ended and nine months ended September 30, 2015, we incurred $0 and $139,000 in incentive fees, respectively.

Net Investment Income	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2015	2014	2015	2014

Net investment income	$2,081	$(2,788)	$6,748	$598
Net investment income per common share	$0.10	$(0.14)	$0.33	$0.03

During both the three month and nine month periods ended September 30, 2015, the increase in net investment income compared to the three month and nine month periods ended September 30, 2014 was driven by lower operating expenses, partially offset by lower investment income in 2015.

Net Realized Gains and Losses

Net realized gains and losses is the difference between the net proceeds received from dispositions of portfolio investments and their stated costs. Realized losses may also be recorded in connection with our determination that certain investments are considered worthless securities and/or meet the conditions for loss recognition per the applicable tax rules.

Net Realized Gains and Losses	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2015	2014	2015	2014

Net realized gains and losses	$(33)	$962	$199	$(8,116)
Net realized gains and losses per common share	$—	$0.05	$0.01	$(0.40)

For the three months ended September 30, 2015, we realized net capital losses of $33,000 related to the expiration of our Myriant warrants and redemption of Huff warrants. In the comparable 2014 period, we realized net capital gains of $1.0 million related to a realized gain on our Crossroads Energy investment.

For the nine months ended September 30, 2015, we realized net capital gains of $0.2 million related to the sale of a component of our Spirit investments and Huff warrants, slightly offset by the expiration of our Myriant warrants. In the comparable 2014 period, we realized net capital losses of $10.1 million on the disposition of three of our investments. These realized losses were partially offset by a realized gain of $1.9 million on four of our investments.

Net Unrealized Appreciation (Depreciation) on Investments

Net unrealized appreciation or depreciation is the net change in the fair value of our investments during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.

Net Unrealized Appreciation (Depreciation) on Investments	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2015	2014	2015	2014

Control investments	$(1,000)	$(3,644)	$(4,222)	$(10,460)
Affiliate investments	170	666	1,258	(418)
Non-affiliate investments	(7,865)	(1,275)	(12,999)	5,906
Net unrealized appreciation (depreciation) on investments	$(8,695)	$(4,253)	$(15,963)	$(4,972)
Net unrealized appreciation (depreciation) on investments per common share	$(0.43)	$(0.21)	$(0.78)	$(0.24)

Control Investments

For the three months ended September 30, 2015, the increase in net unrealized depreciation on our control investments was primarily due to a decrease in the fair value of our Contour Highwall Holdings, LLC, or Contour, investment of $1.0 million. In the comparable 2014 period, we recognized net unrealized depreciation of $3.6 million, also primarily due to a decrease in the fair value of our Contour investment.

For the nine months ended September 30, 2015, the increase in net unrealized depreciation on our control investments was primarily due to a decrease in the fair value of our Contour and Spirit investments of $3.3 million and $0.9 million, respectively. In the comparable 2014 period, we recognized net unrealized depreciation of $10.5 million was primarily due to a decrease in the fair value of our Contour and Spirit investments of $4.1 million and $6.4 million, respectively.

Affiliate Investments

For the three months ended September 30, 2015, the increase in net unrealized appreciation on our affiliate investments was attributable to an increase in the fair value of our investment in OCI Holdings, LLC, or OCI. In the comparable 2014 period, we recognized a net unrealized appreciation of $0.7 million primarily due to an increase in the estimated fair value of our investment in OCI.

For the nine months ended September 30, 2015, the increase in net unrealized appreciation on our affiliate investments was attributable to an increase in the fair value of our investment in OCI of $1.3 million. In the comparable 2014 period, we recognized net unrealized depreciation of $0.4 million, primarily due to a decrease in the estimated fair value of our investment in OCI.

Non-Affiliate Investments

For the three months ended September 30, 2015, the increase in net unrealized depreciation on our non-affiliate investments was primarily due to a decrease in the fair value of our investments in Castex Energy 2005, or Castex, of $3.1 million, Talos Production, LLC, or Talos, of $2.3 million, ATP Oil and Gas, or ATP, of $1.6 million, Gramercy of $0.6 million, and KOVA International, Inc. of $0.3 million. In the comparable 2014 period, we recognized net unrealized depreciation of $1.3 million primarily due to a decrease in the fair value of our investments in Crossroads Energy of $1.4 million and Talos of $0.4 million, partially offset by an increase in fair value in Castex of $0.5 million.

For the nine months ended September 30, 2015, the increase in net unrealized depreciation on our non-affiliate investments was primarily due to a decrease in the fair value of our investments in ATP of $6.4 million, Talos of $2.8 million, Castex of $1.9 million, Shoreline Energy, LLC of $1.6 million, and KOVA International, Inc. of $1.2 million. This was partially offset by increases in fair value of our investments in Hanson of $0.3 million and other investments totaling $0.4 million. In the comparable 2014 period, we recognized net unrealized appreciation of $5.9 million primarily due to an increase in the estimated fair value of our investments in the GMX 2018 Notes of $9.4 million and Castex of $1.6 million. This was partially offset by decreases in fair value of our investments in ATP of $2.2 million, Crossroads Energy of $1.5 million, and other investments of $1.4 million.

Net Decrease in Net Assets Resulting from Operations	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2015	2014	2015	2014

Net decrease in net assets resulting from operations	$(6,647)	$(6,079)	$(9,016)	$(12,490)
Net decrease in net assets resulting from operations per common share	$(0.33)	$(0.30)	$(0.44)	$(0.61)

For the three months ended September 30, 2015, the net decrease in net assets resulting from operations compared to the third quarter of 2014, is primarily attributable to the $4.9 million increase in net investment income, partially offset by the $4.4 million increase in net unrealized depreciation and the $1.0 million decrease in realized gains, all of which are described above.

For the nine months ended September 30, 2015, the net increase in net assets results from operations compared to the nine months ended September 30, 2014 is primarily attributable to the $6.2 million increase in net investment income and a decrease in realized loss of $8.3 million, partially offset by the $11.0 million increase in unrealized losses on our investments, all of which are described above.

Financial Condition, Liquidity and Capital Resources

At September 30, 2015, we had cash and cash equivalents totaling $15.5 million.

During the nine months ended September 30, 2015, our increase of net cash used in operating activities is primarily due to higher net purchases of portfolio investments. Purchases of portfolio investments totaled $48.7 million as compared to $2.4 million in the comparable 2014 period. Purchases consisted of the FBM second lien term loan of $18.5 million, the Hanson second lien term loan of $7.1 million, the WASH and WASH Canada second lien term loan of $4.0 million, the Royal second lien term loan of $9.9 million, the TIBCO unsecured senior notes of $1.8 million, the Appriss Holdings second lien term loan of $3.1 million, the BioClinica first lien senior secured notes of $4.1 million and additional investments in existing portfolio companies totaling $0.8 million. Purchases in the comparable 2014 period consisted of additional investments in existing portfolio companies. Proceeds from the realization of portfolio investments totaled $17.5 million during the nine months ended September 30, 2015, compared to $31.6 million during the comparable 2014 period.

During the nine months ended September 30, 2015, we generated net cash outflows from operations of $13.1 million, excluding net purchases and redemptions of portfolio investments, compared to $17.0 million net cash inflows during the comparable period of 2014. The lower amount of cash generated from operations during the nine months ended September 30,

2015 was primarily attributable to timing differences involving normal operational activity between the two periods and fluctuations in realized and unrealized gains (losses) on our portfolio investments.

Our increase of net cash provided by financing activities is primarily due to borrowing and distribution activity. At September 30, 2015, the amount outstanding under our $72.0 million Third Amended and Restated Revolving Credit Agreement, or the Investment Facility, was $72.0 million, and there was no additional amount available for borrowing. We repaid $14.5 million of the balance outstanding under the Investment Facility in early October with available cash. The $30.0 million Treasury Secured Revolving Credit Agreement matured on September 24, 2015 and was not renewed. On September 29, 2015, we purchased $50.0 million of U.S. Treasury bills and contemporaneously entered into a repurchase arrangement with Bank of America Merrill Lynch to finance such purchase. Under the repurchase arrangement, we transferred $50.0 million of U.S. Treasury bills and $1.0 million of cash to Bank of America as collateral under the repurchase agreement. See Note 3 to our interim consolidated financial statements.

During the nine months ended September 30, 2015, we paid cash distributions totaling $8.2 million, or $0.40 share, to our common stockholders. In March 2015, we declared a first quarter distribution totaling $2.5 million, or $0.12 per share, which was paid in April 2015. In June 2015, we declared a second quarter distribution totaling $2.4 million, or $0.12 per share, which was paid in July 2015. In September 2015, we declared a third quarter distribution totaling $2.4 million, or $0.12 per share, which was paid in October 2015. We currently intend to continue to distribute, out of assets legally available for distribution and as determined by our Board of Directors, in the form of quarterly distributions, a minimum of 90% of our annual investment company taxable income to our stockholders.

In March 2015, our Board of Directors authorized us to repurchase up to the remaining $2.4 million available to be repurchased under a previously approved plan. See Note 8 to our interim consolidated financial statements.

Credit Facilities and Borrowings

We have a $72.0 million revolving Investment Facility. The total amounts outstanding under the Investment Facility were $72.0 million and $52.0 million as of September 30, 2015 and December 31, 2014, respectively. Substantially all of our assets except our investments in U.S. Treasury Bills are collateral for the obligations under the Investment Facility. The Investment Facility matures on May 23, 2016, and bears interest, at our option, at either (i) LIBOR plus 325 to 475 basis points, or (ii) the base rate plus 225 to 375 basis points, both based on our amounts outstanding. As of June 30, 2015, the average interest rate on our outstanding balance of $72.0 million was 4.96%, and there was no additional amount available for borrowing under the Investment Facility. We repaid $14.5 million of the balance outstanding under the Investment Facility in early October 2015.

On September 29, 2015, we purchased $50.0 million of U.S. Treasury bills and contemporaneously entered into a repurchase arrangement with Bank of America Merill Lynch, or BAML, to finance such purchase. Under the repurchase arrangement, we transferred $50.0 million of U.S. Treasury bills and $1.0 million of cash to BAML as collateral under the repurchase agreement. We repaid the amount borrowed under the repurchase agreement, and BAML returned to us the $1.0 million cash collateral, net of a $22,000 financing fee, upon maturity of the U.S. Treasury bills on October 22, 2015. We account for the transfer of the U.S. Treasury bills under the repurchase agreement as a secured borrowing. As a result, the U.S. Treasury bills are recorded on our books as investments in U.S. Treasury bills, and the amount borrowed under the repurchase agreement is recorded as short-term debt at September 30, 2015.

We had a $30.0 million Treasury Facility that could only be used to purchase U.S. Treasury Bills. Proceeds from the Treasury Facility facilitated the growth of our investment portfolio and provided flexibility in the sizing of our portfolio investments. This facility expired on September 24, 2015.

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

Portfolio Credit Quality

At September 30, 2015, most of our portfolio investments were in negotiated, and often illiquid, securities of middle market businesses, with a concentration in the energy industry. As of September 30, 2015, we had certain investments related to three portfolio companies on non-accrual status with an aggregate cost and fair value of $55.8 million and $19.7 million, respectively. Our investments in Contour and Spirit were placed on non-accrual status during the fourth quarter of 2014. Effective July 1, 2015, ATP was placed on non-accrual status based on estimated future production payments and income is recognized to the extent cash received. Our portfolio investments at fair value were approximately 83.0% and 88.2% of the related cost basis as of September 30, 2015 and December 31, 2014, respectively.

Non-accruing and non-income producing investments	September 30, 2015		December 31, 2014
(in thousands)	Cost	Fair Value	Cost	Fair Value

Non-accruing investments
ATP Oil & Gas Corporation/Bennu Oil & Gas, LLC (non-accrual July 2015)	$27,166	$17,734	$—	$—
Contour Highwall Holdings, LLC (non-accrual October 2014)	11,578	2,000	10,778	4,500
Spirit Resources, LLC - Tranche A (non-accrual November 2014)	4,621	—	5,464	1,450
Spirit Resources, LLC - Tranche B (non-accrual March 2014)	4,409	—	4,409	—
Total non-accruing investments	47,774	19,734	20,651	5,950

Non-income producing investments
Huff Energy Holdings, Inc. warrants and overriding royalty (after pay-out)	—	—	84	92
Myriant Corporation common stock and warrants	419	—	468	—
OHA/OCI Investments, LLC Class A Units	2,500	3,025	2,500	1,730
Spirit Resources, LLC preferred units	8,000	—	8,000	—
Total non-income producing investments	10,919	3,025	11,052	1,822
Total non-accruing and non-income producing investments	$58,693	$22,759	$31,703	$7,772

Contractual Obligations and Off-Balance Sheet Arrangements

The following table summarizes our contractual payment obligations at September 30, 2015 (in thousands):

Revolving credit facilities(1)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Investment Facility	$72,000	$72,000	$—	$—	$—
Repurchase Agreement	49,000	49,000	—	—	—
Total	$121,000	$121,000	$—	$—	$—
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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q (September 30, 2015), we performed an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) of the Exchange Act.

Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2015, our disclosure controls and procedures were effective in providing reasonable assurance (i) that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) that such information is accumulated and communicated to management in a manner that allows timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No changes in internal control over financial reporting occurred during the quarter ended September 30, 2015 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act).

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The information set forth under the heading “Legal Proceedings” in Note 6 to our interim consolidated financial statements is incorporated herein by reference.

Item 1A. Risk Factors.

During the nine months ended September 30, 2015, there were no material changes to the risk factors disclosed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As discussed in Note 8 to our interim consolidated financial statements, on October 31, 2011, our Board of Directors approved a stock repurchase plan, pursuant to which we may, from time to time, repurchase up to $10.0 million of our common stock in the open market at prices not to exceed the net asset value of our shares during our open trading periods. During 2012 and 2013, we repurchased an aggregate of 1,129,014 shares of our common stock in the open market at an average price of $6.71 per share, totaling $7.6 million, in accordance with the approved stock repurchase plan. In March 2015, our Board of Directors authorized us to repurchase up to the remaining $2.4 million available to be repurchased under this plan. The following table provides information for the third quarter of 2015 regarding shares of our common stock that we repurchased.

Third Quarter 2015	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2015 - July 31, 2015	74,214	$5.72	74,214	$1,737
August 1, 2015 - August 31, 2015	—	—	—	—
September 1, 2015 - September 30, 2015	—	—	—	—
Total	74,214	$5.72	74,214

Item 6. Exhibits.

See “Index to Exhibits” following the signature page for a description of the exhibits furnished as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OHA INVESTMENT CORPORATION

Date:	November 9, 2015	By:	/s/ ROBERT W. LONG
Robert W. Long
President and Chief Executive Officer

Date:	November 9, 2015	By:	/s/ CORY E. GILBERT
Cory E. Gilbert
Chief Financial Officer and Treasurer

Index to Exhibits

Exhibit No.	Exhibit

31.1*	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Executive Officer
31.2*	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Financial Officer
32.1**	Section 1350 Certification by the Chief Executive Officer
32.2**	Section 1350 Certification by the Chief Financial Officer
____________
*Filed herewith.
**Furnished herewith.