Form 10-K
period 2015-12-31
OHA Investment Corp
filed 2016-03-15
CIK 1297704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________

FORM 10-K
__________________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to
Commission file number 814-00672
__________________________________

OHA INVESTMENT CORPORATION
(Exact name of registrant as specified in its charter)
__________________________________

Maryland	20-1371499
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1114 Avenue of the Americas, 27th Floor New York, New York	10036
(Address of principal executive offices)	(Zip Code)
(212) 852-1900
(Registrant’s telephone number, including area code)
__________________________________

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, Par Value $.001 per share	NASDAQ Global Select Market
(Title of each class)	(Name of each exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act: None
__________________________________

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2015, the aggregate market value of common stock held by non-affiliates of the registrant based on the closing price on that date of $5.69 on the NASDAQ Global Select Market was approximately $110,557,866.

As of March 10, 2016, there were 20,172,392 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2016 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10 through 14 herein.

Certain exhibits previously filed with the Securities and Exchange Commission are incorporated by reference into Part IV of this report.

OHA INVESTMENT CORPORATION

i

PART I
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
Item 1. Business
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
The aggregate fair value of our investment portfolio at December 31, 2015 was $174.7 million, with such value comprised of 17 active portfolio investments compared to 10 active portfolio investments at September 30, 2014. Under our previous investment advisor, we focused our investments primarily on small and mid-size companies engaged in the upstream sector of the energy industry, which includes businesses that find, develop and extract energy resources, including natural gas, crude oil and coal. Consequently, a significant portion of our current investment portfolio value is comprised of debt securities and other investments in upstream exploration and production companies engaged in the acquisition, development and production of oil and natural gas properties in and along the Gulf Coast, in the state and federal waters of the Gulf of Mexico, and in the Permian Basin, Mid-Continent and Rocky Mountain areas.
Part of OHA’s investment strategy is to reduce our portfolio concentration in the energy industry, and to diversify our portfolio with investments in debt securities of U.S. private and small public middle market companies across industry sectors. Since September 30, 2014, we have added a total of 12 new investments with a principal amount of $114.1 million (total cost of $110.5 million), and realized two of these investments with a principal amount of $28.7 million. Primarily as a result of these new investments, net of realizations, the concentration of our investment portfolio in the energy sector decreased to 41% at December 31, 2015, from 74% at September 30, 2014.
Our historical focus and current concentration in the energy sector causes our portfolio to be particularly influenced by commodity prices for oil and natural gas, which declined dramatically during 2015. That trend has continued in the first two months of 2016. Further decline or increased volatility in the energy markets, particularly in North America, will negatively impact the values of our energy-related investments and, in turn, our net asset value. These factors may also extend the holding period for such investments, thus impacting our ability to reduce the concentration of energy investments in our portfolio. See “Item 1A. Risk Factors — Risk Factors Related to Our Investments” for further discussion regarding the decline in oil and natural gas prices and other risks related to the energy industry.
Our Investment Advisor
OHA is a leading independent investment firm specializing in direct lending, high yield bonds, leveraged loans, distressed investments, mortgage strategies and corporate structured products. With approximately $26.5 billion of capital under management as of December 2015, OHA employs a fundamental value-oriented strategy focused on credit analysis, relative value analysis, risk-adjusted return generation, loss avoidance and active risk management that has been in place for more than two decades. OHA has substantial experience in direct lending, having invested approximately $3.7 billion in over 120 direct lending investments over the past 13 years. Headquartered in New York, OHA employs more than 250 people located in six offices, and has been registered as an investment adviser under the Advisers Act since 2004.
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
In originating assets, OHA employs multiple channels and leverages the extensive relationships of the broader OHA platform. OHA’s decision to select an investment for our portfolio stems directly from OHA’s long-established investment approach, which focuses on intensive credit analysis, relative value analysis, risk-adjusted return generation and loss avoidance. As part of this process, OHA continuously looks to originate new ideas, perform due diligence on these opportunities and execute on those investments that meet OHA’s investment criteria. OHA has extensive direct lending experience spanning several credit cycles. Since 2002, OHA has originated and invested in approximately $3.7 billion of middle market private capital investments composed of more than 120 transactions.
Under the 1940 Act, we may be prohibited or restricted in our ability to co-invest in investments that are also held by other funds that are managed by OHA or its affiliates, unless we receive an order from the Securities and Exchange Commission, or the SEC, permitting us to do so. We and OHA have submitted an exemptive application to the SEC to permit greater flexibility in terms of co-investment, because we believe it may be advantageous for us to co-invest with funds sponsored or managed by OHA in investment opportunities that meet certain criteria. There can be no assurance that such exemptive relief will be granted by the SEC or that, if granted, it will be on terms that are acceptable to permit us to fully leverage OHA’s capabilities.
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

•
Third Party Valuation Activity.  We may, at our discretion, retain an independent valuation firm to review any or all of the valuation analyses and fair value recommendations provided by the OHA investment team. As of December 31, 2015, our general practice is that we have an independent valuation firm review all Level 3 investments (those whose value is determined using significant unobservable inputs) with recommended fair values in excess of $10 million on a quarterly basis, and review all Level 3 investments with recommended fair values greater than zero at least annually.

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
Employees
We do not have any direct employees, and our day-to-day investment operations are managed by OHA. Our principal officers are our chief executive officer, our chief financial officer and our chief compliance officer. In addition, we have two OHA employees dedicated full time to our operations. All of these individuals are employees of OHA. Our allocable portion of the cost of our officers and their staffs is paid by us pursuant to the Administration Agreement. The services necessary for the origination, monitoring and administration of our investment portfolio are provided by investment professionals employed by OHA.
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

ii.
is not an investment company (other than a small business investment company, or SBIC, wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

iii.	does not have any class of securities listed on a national securities exchange

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
Code of Ethics
We and OHA have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisors Act, respectively, that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements.
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
We may also be subject to federal excise tax if we do not distribute an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year (taking into account certain deferrals and elections), (2) 98.2% of our capital gain net income, computed for the one year period ended October 31 of that calendar year, and (3) 100% of any ordinary income or capital gain net income not distributed or taxed in prior years. Dividends to stockholders are recorded on the ex-dividend date. We currently intend to make sufficient distributions each year to maintain our status as a RIC for federal income tax purposes and to avoid excise taxes. If we do not meet this requirement, the Code imposes a nondeductible excise tax generally equal to 4% of the amount by which the required distribution exceeds the distribution for the year. The taxable income on which an excise tax is paid is generally carried forward and distributed to stockholders in the next tax year. Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income.
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
Base Management Fee:  The base management fee is paid quarterly in arrears, and is calculated by multiplying the average value of our total assets (excluding cash, cash equivalents and U.S. Treasury Bills that are purchased with borrowed funds solely for the purpose of satisfying quarter-end diversification requirements related to our election to be taxed as a RIC under the Code), as of the end of the two immediately prior fiscal quarters, by a rate of 1.75% per annum.
Incentive Fee:  The incentive fee consists of two parts. The first part, the investment income incentive fee, is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the fiscal quarter for which the fee is being calculated. Pre-incentive fee net investment income means interest income, dividend income, royalty payments, net profits interest payments, and any other income (including any other fees, such as commitment, origination, syndication, structuring, diligence, monitoring and consulting fees or other fees that we receive from portfolio companies) accrued during the fiscal quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income that we have not yet received in cash. Accordingly, we may pay (and in certain quarters, have paid) an incentive fee based partly on accrued investment income, the collection of which may be uncertain or deferred. Net investment income does not include any realized capital gains, realized capital losses, or unrealized capital appreciation or depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets (defined as total assets less liabilities at the end of the immediately preceding fiscal quarter) is compared to a “hurdle rate” of 1.75% per quarter (7% annualized). OHA receives no incentive fee for any fiscal quarter in which our pre-incentive fee net investment income does not exceed the hurdle rate. OHA receives an incentive fee equal to 100% of our pre-incentive fee net investment income for any fiscal quarter in which our pre-incentive fee net investment income exceeds the hurdle rate but is less than 2.1875% (8.75% annualized) of net assets (also referred to as the “catch up” provision) plus 20% of our pre-incentive fee net investment income for such fiscal quarter greater than 2.1875% (8.75% annualized) of net assets. The following is a graphical representation of the calculation of the investment income incentive fee:
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
Corporate Information
We are a Maryland corporation organized in July 2004, and we completed our initial public offering in November 2004. Our principal executive office is located at 1114 Avenue of the Americas, 27th floor, New York, New York, 10036, and our telephone number is (212) 852-1900. We believe our office facilities are suitable and adequate for our operations as currently conducted and contemplated. Our corporate website is www.ohainvestmentcorporation.com. We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after we electronically file or furnish such material to the SEC. This document includes our website address as an inactive textual reference only, and we do not incorporate the information contained on our website into this Form 10-K.
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

Item 1A. Risk Factors
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
Risks Related to Our Investments
Continuation of the current decline in oil and natural gas prices and production levels for a prolonged period of time would have a material adverse effect on our investment portfolio.

A significant portion of our portfolio is invested in energy-related businesses. The energy industry has been in a period of disruption and volatility that has been characterized by a decline in oil and natural gas prices and production levels that began in the third quarter of 2014. This disruption and volatility has adversely affected the credit quality and, in some cases, the fair value, of our energy-related investments and impaired the financial condition of the underlying businesses. A prolonged continuation of low oil and natural gas prices and production levels or further declines would likely further significantly affect the business, financial condition, results of operations and cash flows of these businesses and might impair their ability to meet financial commitments to us or to satisfy financial or operating covenants imposed by us or other lenders, which, in turn, could negatively affect our financial condition and results of operations.

Certain payments of our limited term overriding royalty interests, or ORRIs, granted by ATP Oil & Gas Corporation have been delayed as a result of bankruptcy proceedings. These delays or future adverse rulings by the bankruptcy court could prevent us from recovering our full investment in the ORRIs, including requiring us to disgorge certain other amounts received by us with respect to the limited term ORRIs.
In 2011 and 2012, we purchased from ATP Oil & Gas Corporation, or ATP, limited-term ORRIs in certain offshore oil and gas producing properties operated by ATP in the Gulf of Mexico. Under this arrangement, we purchased the right to portions

(ranging from 5.0% to 10.8%) of the monthly production proceeds from oil and gas properties known as the Gomez and Telemark properties. The terms of the ORRIs provide that they will terminate after we receive payments that equal our investment in the ORRIs plus a time-value factor that is calculated at a rate of 13.2% per annum. On August 17, 2012, ATP filed for protection under Chapter 11 of the U.S. Bankruptcy Code. On June 26, 2014, the bankruptcy court entered an order converting ATP’s bankruptcy case to a case under Chapter 7 of the U.S. Bankruptcy Code and, as a result, the bankruptcy estate is now being administered by a Chapter 7 trustee. Please refer to “Item 3. Legal Proceedings” for further discussion of the ATP litigation. As of December 31, 2015, our unrecovered investment was $28.6 million, and we had received aggregate production payments of $35.4 million subject to a disgorgement agreement. In addition, as of December 31, 2015, we had incurred legal and consulting fees totaling $5.3 million in connection with the enforcement of our rights under the ORRIs, $5.0 million of which has been added to the unrecovered investment balance under the terms of the ORRI agreements. Legal and consulting fees totaling $0.3 million and $0.1 million as of December 31, 2015 and 2014, respectively, are included in accounts receivable and other current assets on our consolidated balance sheets.
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
We have a significant concentration of investments in the energy industry. The revenues, income (or losses), cash flows and valuations of energy companies can fluctuate suddenly and dramatically due to any one or more of the following factors:
Commodity Pricing Risk.  In general, commodity prices, such as the market prices of crude oil, natural gas, coal and wholesale electricity, directly affect energy companies especially those that own the underlying energy commodity. In addition, the volatility of commodity prices can affect other energy companies due to the impact of prices on the volume of commodities produced, transported, processed, stored or distributed and on the cost of fuel for power generation companies. The volatility of commodity prices can also affect energy companies’ ability to borrow money or access the capital markets in light of the expectation that their performance is directly tied to commodity prices. Historically, energy commodity prices have been cyclical and have recently exhibited significant volatility. Some of our portfolio companies may not engage in hedging transactions to minimize their exposure to commodity price risk. Those companies that engage in such hedging transactions remain subject to market risks, including market liquidity and counterparty creditworthiness.
Regulatory Risk.  Changes in the regulatory environment could adversely affect the cash flows and profitability of energy companies. Federal, state and local governments heavily regulate the businesses of energy companies in diverse matters, such as the way in which energy assets are constructed, maintained and operated, environmental regulations and requirements, and the prices energy companies may charge for their products and services. Many of these laws provide for civil penalties as well as regulatory remediation, thus adding to the potential liability an energy company may face. In addition, these regulations can change over time, including in scope and intensity. Additionally, certain states in which our portfolio companies operate have adopted, or are considering adopting, new or more stringent disclosure and additional well-location and well-construction requirements related to production operations.
Production Risk.  The volume of crude oil, natural gas or other energy commodities available for producing, transporting, processing, storing, distributing or generating power may materially impact the cash flows and profitability of energy companies. A significant decrease in the production of natural gas, crude oil, coal or other energy commodities, due to the decline of production from existing facilities, depressed commodity prices, political events, OPEC actions or otherwise, could reduce revenue and operating income or increase operating costs of energy companies and, therefore, their ability to service debt or pay dividends. Similarly, the excess production of crude oil, natural gas or other energy commodities may result in the decline in the prices of these commodities, which could negatively impact the results of operations and financial condition of operating companies.
Demand Risk.  A sustained decline in demand for crude oil, natural gas, refined petroleum products, coal and electricity may materially affect the cash flows and profitability of energy companies. Factors that could lead to a decrease in market demand include a recession or other adverse economic conditions, increases in the market price of the underlying commodity, higher taxes or other regulatory actions that increase costs or shifts in consumer demand for such products. The long-term effect of a decline in demand is uncertain and may adversely impact a portfolio company’s ability to satisfy financial or operating covenants imposed by us or other lenders.

Depletion and Exploration Risk.  A portion of an energy company’s assets may consist of natural gas, crude oil and/or coal reserves and other commodities that naturally deplete over time. Depletion could have a material adverse impact on such company’s ability to service its debt or pay dividends. Further, estimates of energy reserves may not be accurate and, even if accurate, reserves may not be produced profitably, or at all. In addition, exploration of energy resources, especially of oil and natural gas, is inherently risky and requires large amounts of capital.
Weather Risk.  Unseasonable extreme weather patterns could result in significant volatility in demand for energy and power or may directly affect the operations of individual companies. In addition, natural disasters, including hurricanes, could damage offshore production platforms or coastal oil or natural gas gathering or transmission facilities, causing delays or disruption in the flows of oil and natural gas to the marketplace. These weather-related risks may create fluctuations in earnings of energy companies.
Operational Risk.  Energy companies are subject to various operational risks, such as failed drilling or well development, unscheduled outages, underestimated cost projections, unanticipated operation and maintenance expenses, failure to obtain the necessary permits to operate and failure of third-party contractors (including energy producers and shippers) to perform their contractual obligations. In addition, energy companies employ a variety of means of increasing cash flow, including increasing utilization of existing facilities, expanding operations through new construction, expanding operations through acquisitions, or securing additional long-term contracts. Thus, some energy companies may be subject to construction risk, acquisition risk or other risks arising from their specific business strategies and operations.
Competition Risk.  Our energy related portfolio companies face substantial competition in executing their strategies and operations, including in acquiring properties, enhancing and developing their assets, marketing their commodities, securing trained personnel and operating their properties. Many of their competitors, including major oil companies, natural gas utilities, independent power producers and other private independent energy companies, generally have financial and other resources that substantially exceed their resources. Our energy related portfolio companies may face greater competition in the production, marketing and selling of power and energy products brought about in part from the deregulation of the energy markets.
Valuation Risk.  The valuations of our energy related portfolio companies are based, in significant part, on the value of their assets. The valuations of the assets of our energy related portfolio companies are subject to uncertainties inherent in estimating quantities of reserves of oil and natural gas and in projecting future rates of production and the timing of development expenditures, which are dependent upon many factors beyond our control. The estimates rely on various assumptions, including, for example, commodity prices, operating expenses, capital expenditures and the availability of funds, and are therefore inherently imprecise indications of future net cash flows. Actual future production, cash flows, taxes, operating expenses, development expenditures and quantities of recoverable reserves may vary substantially from those assumed in the estimates. Any significant variance in these assumptions could materially affect the value of our investments.
Climate Change.  There is some evidence of global climate change. Climate change creates physical and financial risk and some of our portfolio companies may be adversely affected by climate change. For example, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity. To the extent climate changes affect weather conditions, energy use could increase or decrease depending on the duration and magnitude of any changes. Increased energy use due to weather changes may require additional investments by our portfolio companies in more pipelines and other infrastructure to serve increased demand. A decrease in energy use due to weather changes may affect the financial condition and cash flows of our energy related portfolio companies. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions. Potential lawsuits against or taxes or other regulatory costs imposed on greenhouse gas emitters could also affect energy companies, based on links drawn between greenhouse gas emissions and climate change.
Our investments are risky and highly speculative.

We invest primarily in senior and junior secured, unsecured and subordinated loans and to debt securities or preferred stock of U.S. private and public middle market companies. However, we may also invest in equity, distressed debt and other assets.

Senior Secured Loans.  When we make a senior secured term loan investment or other senior secured debt investment in a portfolio company, we generally take a security interest in the available assets of the portfolio company, including the equity interests of its subsidiaries, which we expect to help mitigate the risk that we will not be repaid. However, there is a risk that the collateral securing our investment may decrease in value over time, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. In some circumstances, our lien could be subordinated to claims of other creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the loan. Consequently, the fact that an investment is secured does not guarantee that we will receive principal and interest payments according to the contractual terms, or at all, or that we will be able to collect on the investment should we enforce our remedies.

Junior Secured Debt.  Junior secured loans (including second lien loans) or debt investments are secured debt investments that rank after senior secured debt in priority of payment. As other creditors may rank senior to any junior secured debt held by us in the event of insolvency, junior secured debt may have an above average amount of risk and volatility or loss of principal.

Unsecured Debt. Unsecured loans or debt investments do not benefit from a security interest in the assets of the portfolio company. As such, in the event of insolvency, any secured creditors of the portfolio company would have priority over us with respect to the proceeds from the sale of such company’s assets and the proceeds from such sale may not be sufficient to repay our debt.

Subordinated Debt. Subordinated loans or debt investments are debt investments in which the holder has contractually agreed to be subordinated to other creditors. As such, in the event of insolvency, any creditor with a security interest or who ranks senior to the subordinated debt under the agreement governing the debt would have priority over us with respect to the proceeds from the sale of the portfolio company’s assets, and the proceeds from such sale may not be sufficient to repay our debt.

Preferred Stock and Other Equity Investments.  We may invest directly in the equity securities of portfolio companies. In addition, when we invest in loans and other debt securities, we may acquire common or preferred equity securities as well. Our goal is generally to exit such equity interests and realize gains upon our disposition of interests. However, the equity interests we receive may not appreciate in value and may end up declining in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. Our largest investment at December 31, 2015 was a preferred participating interest in Castex Energy 2005, LP, in which the market value of our investment was $43.9 million at December 31, 2015.

Distressed Debt. We may from time to time invest in distressed debt or the loans that we hold may become distressed. Distressed debt investments may not produce income, may require us to bear certain expenses to protect our investment and may subject us to uncertainty as to when, in what manner and for what value such distressed debt will eventually be satisfied.

Middle-Market Companies.  Investing in middle market companies involves a number of significant risks, including:

•
such companies may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing on any guarantees we may have obtained in connection with our investment;

•
such companies typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;

•
such companies are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;

•
limited public information exists about many of these companies and, if OHA’s investment professionals are unable to uncover all material information necessary to evaluate the potential returns from investing in such companies, we may not make a fully informed investment decision, and we may lose money on our investments;

•
such companies generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position; and

•
such companies may have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness, including any debt securities held by us, upon maturity.

Our portfolio may be concentrated in a limited number of portfolio companies and industries (and is currently concentrated in the energy industry), which will subject us to a risk of significant loss if any of these companies performs poorly or defaults on its obligations under any of its debt instruments or if there is a downturn in a particular industry.

We are classified as a non-diversified management investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. Beyond the asset diversification requirements associated with our qualification as a RIC under Subchapter M of the

Code, we do not have fixed guidelines for diversification. Our portfolio is currently concentrated in a limited number of portfolio companies. For example, as of December 31, 2015, a single portfolio company, Castex Energy 2005, LP, and a single industry segment, Oil & Natural Gas Production and Development, represented 25.1% and 40.6% of our portfolio investments at fair value, respectively. As a result, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, a downturn in any particular industry, such as the energy industry, in which we are invested could also significantly impact our net asset value and the aggregate returns we realize.
Our investments in securities rated below investment grade are speculative in nature and are subject to additional risk factors such as increased possibility of default, illiquidity of the security, and changes in value based on changes in interest rates.

We typically invest in securities that are not rated by any rating agency, but we believe that if such securities were rated, they would be below investment grade (rated lower than “Baa3” by Moody’s Investors Service, lower than “BBB-” by Fitch Ratings or lower than “BBB-” by Standard & Poor’s Ratings Services). Securities rated below investment grade are often referred to as “leveraged loans,” “high yield” or “junk” securities and are regarded as having predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal in accordance with the terms of the obligations. Securities rated below investment grade generally offer a higher current yield than that available from investment grade securities but typically involve greater risk. These securities are especially sensitive to adverse changes in general economic conditions, to changes in the financial condition of their issuers and to price fluctuation in response to changes in interest rates. During periods of economic downturn or rising interest rates, issuers of below investment grade instruments may experience financial stress that could adversely affect their ability to make payments of principal and interest and increase the possibility of default. In addition, the secondary market for below-investment grade securities may not be as liquid as the secondary market for more highly rated securities.

Many of our portfolio companies may incur debt that ranks equally with, or senior to, our investments and debt securities in such companies and such portfolio companies may not generate sufficient cash flow to service their debt obligations to us.

We have invested a portion of our capital in second lien, subordinated loans and debt securities issued by our portfolio companies and intend to continue to do so in the future. The portfolio companies usually have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt securities in which we invest. Such subordinated investments are subject to greater risk of default than senior obligations as a result of adverse changes in the financial condition of the obliger or in general economic conditions. If we make a subordinated investment in a portfolio company, the portfolio company may be highly leveraged, and its relatively high debt-to-equity ratio may create increased risks that its operations might not generate sufficient cash flow to service all of its debt obligations. By their terms, senior debt instruments may provide that the holders are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments in respect of the debt securities in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying senior creditors, the portfolio company may not have any remaining assets to use for repaying its obligation to us where we are junior creditor. In the case of debt ranking equally with debt securities in which we invest, we would have to share any distributions on an equal and ratable basis with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

Additionally, certain loans that we make to portfolio companies may be secured on a second priority basis by the same collateral securing senior secured debt of such companies. The first priority liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the portfolio company under the agreements governing the loans. The holders of obligations secured by first priority liens on the collateral will generally control the liquidation of, and be entitled to receive proceeds from any realization of, the collateral to repay their obligations in full before we would. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from sales of all of the collateral would be sufficient to satisfy the loan obligations secured by the second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds were not sufficient to repay amounts outstanding under the loan obligations secured by the second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the portfolio company’s remaining assets, if any.

We have made in the past, and may make in the future, unsecured loans to portfolio companies, meaning that such loans will not benefit from any interest in the collateral of such companies. Liens on a portfolio company’s collateral, if any, will secure the portfolio company’s obligations under its outstanding secured debt and may secure certain future debt that is permitted to be incurred by the portfolio company under its secured loan agreements. The holders of obligations secured by such liens will generally control the liquidation of, and be entitled to receive proceeds from any realization of, such collateral to repay their obligations in full before we would. In addition, the value of such collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from sales of such collateral would be sufficient to satisfy our unsecured loan obligations after payment in full of all loans secured by collateral. If such proceeds were not sufficient to repay the outstanding secured loan obligations, then our unsecured claims would rank equally with the unpaid portion of such secured creditors’ claims against the portfolio company’s remaining assets, if any.

The rights we may have with respect to the collateral securing the loans we make to our portfolio companies with senior debt outstanding may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into with the holders of such senior debt. Under a typical intercreditor agreement, at any time that obligations that have the benefit of the first priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be taken at the direction of the holders of the obligations secured by the first priority liens:

•	the ability to cause the commencement of enforcement proceedings against the collateral;

•	the ability to control the conduct of such proceedings;

•	the approval of amendments to collateral documents;

•	releases of liens on the collateral; and

•	waivers of past defaults under collateral documents.

We may not have the ability to control or direct such actions, even if our rights are adversely affected.
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

The majority of our portfolio investments are recorded at fair value as determined in good faith by our Board of Directors and, as a result, there may be uncertainty as to the value of our portfolio investments.

The majority of our portfolio investments take the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable, and we value these securities at fair value as determined in good faith by our Board of Directors, including to reflect significant events affecting the value of our securities. A majority of our investments are classified as Level 3 under ASC Topic 820. This means that our portfolio valuations are based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. Inputs into the determination of fair value of our portfolio investments require significant management judgment or estimation. Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes, which may include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information.

Because such valuations are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.

We adjust quarterly the valuation of our portfolio to reflect our Board of Directors’ determination of the fair value of each investment in our portfolio. Any changes in fair value are recorded in our consolidated statement of operations as net unrealized appreciation (depreciation) on investments.

The lack of liquidity in our investments may adversely affect our business.

A substantial portion of our investments are and will be subject to legal and other restrictions on resale or will otherwise be less liquid than more broadly traded public securities. The illiquidity of these investments may make it difficult for us to sell such investments if the need arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments.
Generally we do not hold controlling equity interests in our portfolio companies, and therefore, we may not be in a position to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies that could decrease the value of our investments.
To the extent we do not hold a controlling equity position in a portfolio company, we are subject to the risk that a portfolio company in which we do not have a controlling interest may make business decisions with which we disagree, and that the management and/or stockholders of such portfolio company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity of the debt and equity investments that we typically hold in our portfolio companies, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company and may therefore suffer a decrease in the value of our investments.
Prepayments of our debt investments by our portfolio companies could adversely impact our results of operations and reduce our return on equity.
We are subject to the risk that the investments we make in our portfolio companies may be prepaid prior to maturity. We may use the proceeds from such prepayments to reduce our outstanding borrowings or invest such proceeds in temporary investments, pending their future investment in new portfolio companies. These temporary investments, if any, will typically have substantially lower yields than the debt investment being prepaid, and we could experience significant delays in reinvesting these amounts. Any future investment in a new portfolio company may be at lower yields than the debt investment that was prepaid. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elect to prepay amounts owed to us. Additionally, prepayments could negatively impact our return on equity, which could result in a decline in the market price of our common stock.
Our portfolio companies may be unable to repay or refinance outstanding principal on their loans at or prior to maturity, and rising interests rates may make it more difficult for portfolio companies to make periodic payments on their loans.
Our portfolio companies may be unable to repay or refinance outstanding principal on their loans at or prior to maturity. This risk and the risk of default is increased to the extent that the loan documents do not require the portfolio companies to pay down the outstanding principal of such debt prior to maturity. In addition, if general interest rates rise, there is a risk that our portfolio companies will be unable to pay escalating interest amounts, which could result in a default under their loan documents with us. Rising interest rates could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. Any failure of one or more of our portfolio companies to repay or refinance its debt at or prior to maturity or the inability of one or more portfolio companies to make ongoing payments following an increase in contractual interest rates could have a material adverse effect on our business, financial condition and results of operations.
We may choose to waive or defer enforcement of covenants in the debt securities held in our portfolio, which may cause us to lose all or part of our investment in these companies.
We structure the debt investments in our portfolio companies to include business and financial covenants placing affirmative and negative obligations on the operation of the company’s business and its financial condition. However, from time to time we may elect to waive breaches of these covenants, including our right to payment, or waive or defer enforcement of remedies, such as acceleration of obligations or foreclosure on collateral, depending upon the financial condition and prospects of the particular portfolio company. These actions may reduce the likelihood of our receiving the full amount of future payments of interest or principal and may be accompanied by a deterioration in the value of the underlying collateral, as many of these companies may have limited financial resources, may be unable to meet future obligations and may go bankrupt. This could negatively impact our ability to pay distributions and could adversely affect our business, financial condition, and results of operations.
Our loans could be subject to equitable subordination by a court or we could be subject to lender liability claims.
Courts may apply the doctrine of equitable subordination to subordinate the claim or lien of a lender against a borrower to claims or liens of other creditors of the borrower, when the lender or its affiliates is found to have engaged in unfair, inequitable or fraudulent conduct. The courts have also applied the doctrine of equitable subordination when a lender or its affiliates is found to have exerted inappropriate control over the borrower, including control resulting from the ownership of equity interests in a client. We have historically made direct equity investments or received warrants in connection with loans. Payments on one or more of our loans, particularly a loan to a borrower in which we also hold an equity interest, may be subject to claims of equitable subordination. If we were deemed to have the ability to control or otherwise exercise influence over the business and affairs of one or more of our portfolio companies (including through the provision of managerial assistance to that portfolio company) resulting in economic hardship to other creditors of that company, this control or influence may constitute grounds for equitable subordination and a court may treat one or more of our secured loans as if it were unsecured or common equity in the portfolio company. In that case, if the portfolio company were to liquidate, we would be entitled to repayment of our loan on a pro-rata basis with other unsecured debt or, if the effect of subordination was to place us at the level of common equity, then on an equal basis with other holders of the portfolio company’s common equity only after all of its obligations relating to its debt and preferred securities had been satisfied.

 In addition, lenders in certain cases can be subject to lender liability claims for actions taken by them when they become too involved in the borrower’s business or exercise control over a borrower. It is possible that we could become subject to a lender’s liability claim, including as a result of actions taken if we render managerial assistance to the borrower.

We may hold the debt securities of leveraged companies that may enter into bankruptcy proceedings.

Leveraged companies may experience bankruptcy or similar financial distress. The bankruptcy process has a number of significant inherent risks, including difficulties estimating contingent claims. Many events in a bankruptcy proceeding are the product of contested matters and adversary proceedings and are beyond the control of the creditors, and our influence on the process may be limited. A bankruptcy filing by a portfolio company may adversely and permanently affect the portfolio company. If the proceeding is converted to a liquidation, the value of the portfolio company may not equal the liquidation value that was believed to exist at the time of the investment. The duration of a bankruptcy proceeding is also difficult to predict, and a creditor’s return on investment can be adversely affected by delays until the plan of reorganization or liquidation ultimately becomes effective. The administrative costs of a bankruptcy proceeding are frequently high and would be paid out of the debtor’s estate prior to any return to creditors.

We make loans that include payment-in-kind, or PIK, interest or dividends or accretion of original issue discount provisions, which could increase the risk of default by our portfolio companies.

Some of the loans we make or acquire provide for the payment by portfolio companies of PIK interest or dividends or accreted original issue discount at maturity. Such loans have the effect of deferring a portfolio company’s payment obligation until the end of the term of the loan, which may make it difficult for us to identify and address developing problems with a portfolio company in terms of its ability to repay us. Particularly in a rising interest rate environment, loans containing PIK and original issue discount provisions can give rise to negative amortization on a loan, resulting in a borrower owing more at the end of the term of a loan than what it owed when the loan was originated. Any such developments may increase the risk of default on our loans by borrowers. In addition, loans containing PIK may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral.

In addition, to the extent that we invest in original issue discount instruments and the accretion of original issue discount constitutes a portion of our income, we will be exposed to risks associated with the requirement to include such non-cash income in taxable and accounting income prior to receipt of cash, including that, for accounting purposes, cash distributions to investors representing original issue discount income do not come from paid-in capital, although they may be paid from the offering proceeds. As a result, although a distribution of original issue discount income may come from the cash invested by investors, the 1940 Act does not require that investors be given notice of this fact.

We are subject to risks associated with our investments in CLOs.

We are currently invested, and may in the future invest, in the subordinated debt of CLOs, which involves a number of significant risks. Generally, there may be less information available to us regarding the underlying debt investments held by CLOs than if we had invested directly in the debt of the underlying companies. As a result, our stockholders will not know the details of the underlying securities of the CLOs in which we invest.

CLOs are typically highly levered, which magnifies the adverse impact of any defaults by the senior secured loans underlying our investment in the CLO. While investors in CLOs indirectly bear risks of the underlying debt investments held by such CLOs, we generally have the right to receive payments only from the CLOs, and generally do not have direct rights against the underlying borrowers or the entity that sponsored the CLOs.

In addition to the general risks associated with investing in debt securities, CLOs carry additional risks, including: (i) the possibility that distributions from the underlying loans will not be adequate to make interest or other payments; (ii) the quality of the underlying loans may decline in value or default; and (iii) the complex structure of the security may not be fully understood at the time of investment and may produce disputes with the CLO or unexpected investment results. CLO securities are typically privately offered and thinly traded. Further, our investments in the subordinated debt of a CLO will be subordinate to the senior debt securities of such CLO.

We may incur risk with respect to investments we acquire through assignments or participations of interests.

We have in the past acquired, and may in the future acquire, loans through assignments or participations of interests in such loans. The purchaser of an assignment typically succeeds to all the rights and obligations of the assigning institution and becomes a lender under the credit agreement with respect to such debt obligation. However, where we acquire an assignment or participation interest, our rights may be more restricted than those of the assigning institution, and we may not be able to unilaterally enforce all rights and remedies under an assigned debt obligation and with regard to any associated collateral. A participation typically results in a contractual relationship only with the institution participating out the interest, such as a bank or broker-dealer, and not directly with the borrower, and we may not directly benefit from the collateral supporting the debt obligation in which we have purchased the participation. As a result, we will be exposed to the credit risk of both the borrower and the institution selling the participation. Further, in purchasing participations, we may not be able to conduct the same level of due diligence on a borrower or the quality of the loan with respect to which we are buying a participation as we would conduct if we were investing directly in the loan. This difference may result in us being exposed to greater credit risk with respect to such loans than we expected when initially purchasing the participation.
Economic downturns or recessions could impair our portfolio companies’ operations and ability to satisfy obligations to their respective lenders, including us, which could negatively impact our ability to pay dividends.
The conditions and overall strength of the national and regional economies, including interest rate fluctuations, changes in capital markets and changes in the prices of their primary commodities and products, generally affects our portfolio companies. These factors could adversely impact the results of operations of our portfolio companies.
Our portfolio companies may be susceptible to economic downturns or recessions and may be unable to satisfy financial covenants or to repay our loans during these periods. Adverse economic conditions also may decrease the value of collateral securing our loans and the value of our equity investments. Economic downturns or recessions could lead to financial losses in our portfolio and decreases in revenues, net income and assets. A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on the assets securing such loans, which could trigger cross-defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the debt securities that we hold and adversely impact the value of any equity securities we own. These events could temporarily or permanently reduce the fair value of certain of our investments, prevent us from making additional investments and harm our operating results or ability to pay dividends.

Risks Relating to Our Business and Structure

We operate in a highly competitive market for investment opportunities.
A number of entities compete with us to make the types of investments that we target. We compete with other BDCs, public and private investment funds, commercial and investment banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Some of our competitors are substantially larger and may have greater financial, technical and marketing resources than we have. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we do, which could allow them to consider a wider variety of investments and establish more portfolio relationships than we do. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act and the Code impose on us as a BDC and a RIC, respectively.
The competitive pressures we face may have a material adverse effect on our business, financial condition and results of operations. As a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we may not be able to identify and make investments that are consistent with our investment objectives. If we are unable to source attractive investments, we may hold a greater percentage of our assets in cash or operate with less leverage than anticipated, which could impact potential returns on our portfolio.
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
We are dependent upon senior management personnel of OHA and on OHA’s ability to hire and retain qualified personnel.

We depend on our investment management team, which is provided by OHA, for the identification, final selection, structuring, closing and monitoring of our investments. Our investment team at OHA is integral to our asset management activities and has critical industry experience and relationships that we rely on to implement our business plan. Our future success depends on continued service to OHA of our investment team and/or additional qualified personnel. The departure of any of the members of OHA’s investment team could have a material adverse effect on our ability to achieve our investment objective. As a result, we may not be able to operate our business as we expect, and our ability to compete could be harmed, which could cause our operating results to suffer.
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
OHA has limited experience managing a BDC.
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
The 1940 Act prohibits us from making certain negotiated co-investments with certain affiliates unless we receive an order from the SEC permitting us to do so. We and OHA have submitted an exemptive application to the SEC to permit us to participate in negotiated co-investments with other funds managed by OHA. However, there is no assurance that we will obtain an exemptive order or that it will be on terms favorable to us. Prior to receiving any such exemptive order from the SEC, OHA will offer us the right to participate in all investment opportunities that it determines are appropriate for us in view of our investment objectives, policies and strategies and other relevant factors. These offers will be subject to the caveat that, in accordance with OHA’s investment allocation policy, we might not participate in each individual opportunity, but will, on an overall basis, be entitled to participate equitably with other entities managed by OHA or its affiliates.
OHA’s investment allocation policy is also designed to manage and mitigate conflicts of interest associated with the allocation of investment opportunities if we are able to co-invest, either pursuant to SEC interpretive positions or an exemptive order, with other funds managed by OHA or its affiliates. Generally, under the investment allocation policy, if we are permitted to co-invest pursuant to an exemptive order, co-investments would be allocated pursuant to the conditions of the exemptive order. Generally, under the investment allocation policy, if we are able to co-invest pursuant to SEC interpretive positions, a portion of each opportunity that is appropriate for us and any affiliated fund will be offered to us and such other eligible accounts as determined by OHA based on asset class, fund size and liquidity, among other factors. OHA seeks to treat all clients fairly and equitably such that none receive preferential treatment over the others over time, in a manner consistent with its fiduciary duty to each of them; however, in some instances, especially in instances of limited liquidity, the factors may not result in allocations or may result in situations where certain funds receive allocations where others do not.
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

We must distribute at least 90% of our investment company taxable income to our stockholders to maintain our RIC status and such distributions will not be available to fund new investments. We may need additional capital to fund growth in our investments. A reduction in the availability of new capital could limit our ability to grow. We expect to borrow from financial institutions and may, if warranted by market conditions and in the best interests of our stockholders, issue additional debt and equity securities. If we fail to obtain funds from such sources or from other sources to fund our investments, it could limit our ability to grow, which may have an adverse effect on the value of our securities. In addition, as a BDC, our ability to borrow or issue preferred stock may be restricted if our total assets are less than 200% of our total borrowings and preferred stock.

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

Failure to extend our Investment Facility, which is currently scheduled to expire on May 23, 2016, could raise an issue as to our ability to continue as a going concern.

As of March 15, 2016, the total outstanding principal amount of our debt obligations under our Investment Facility is $67.5 million. This amount, along with accrued interest, will be due and payable upon expiration of our Investment Facility which is scheduled to expire on May 23, 2016. We are currently in the process of negotiating a new investment facility, which we expect to have in place prior to that date. However, if we do not have a new investment facility in place prior to that date, or if we are unable to extend our existing Investment Facility, we will consider a number of actions in order to increase our liquidity to levels sufficient to meet our debt obligations under the existing Investment Facility and any other anticipated cash needs for the 12 months ended December 31, 2016. These actions include: refinancing our debt obligations with other lenders, disposing of certain portfolio investments, and reducing other controllable cash outflows.
We believe we are able to take such actions in a manner that would enable us to meet our debt obligations and other cash needs through December 31, 2016. However, failure to successfully execute our liquidity plans or otherwise address our liquidity needs may have a material adverse effect on our business and financial position, and may materially affect our ability to continue as a going concern.
Failure to extend our Investment Facility could also have a material adverse effect on our results of operations and financial position and our ability to pay expenses and make distributions.

As discussed above, if we do not have a new investment facility in place by May 23, 2016, we will not be able to make further borrowings under the current Investment Facility after such date and the outstanding principal balance on that date will be due and payable. If we are unable to extend our current Investment Facility or find a new source of borrowing on acceptable terms, we will be required to pay down the amounts outstanding under the current Investment Facility through one or more of the following: (1) available cash balances, (2) principal collections on our securities pledged under the facility, (3) at our option, interest collections on our securities pledged under the facility, or (4) possible liquidation of some or all of our loans and other assets, any of which could have a material adverse effect on our results of operations and financial position and may force us to decrease or stop paying certain expenses and making distributions to stockholders until the facility is repaid. In addition, our stock price could decline significantly, we would be restricted in our ability to acquire new investments.

Any failure on our part to maintain our status as a BDC would reduce our operating flexibility.

The 1940 Act imposes numerous constraints on the operations of BDCs. For example, BDCs are required to invest at least 70% of their total assets in specified types of securities, primarily in private companies or small U.S. public companies, cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less. Any failure to comply with the requirements imposed on BDCs by the 1940 Act could cause the SEC to bring an enforcement action against us and/or expose us to claims of private litigants. In addition, if we fail to maintain our qualification as a BDC, we may be subject to substantially greater regulation under the 1940 Act as a closed-end investment company. Compliance with such regulations would significantly decrease our operating flexibility, and could significantly increase our costs of doing business.
Regulations governing our operation as a BDC affect our ability to raise, and the way in which we raise additional capital. As a BDC, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage.

Under the provisions of the 1940 Act, we are permitted, as a BDC, to issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test and, as a result, we will be limited in our ability to use debt capital to finance our operations. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders. Furthermore, as a result of issuing senior securities, we would also be exposed to typical risks associated with leverage, including an increased risk of loss. As of December 31, 2015, we had $72.0 million outstanding and no availability for borrowing under the Investment Facility.

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

As a BDC, we are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock at a price below the then-current net asset value per share of our common stock if our Board of Directors determines that such sale is in the best interests of OHAI and its stockholders, and our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board of Directors, closely approximates the market value of such securities (less any distributing commission or discount). If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, then the percentage ownership of our stockholders at that time will decrease, and you might experience dilution. This dilution would occur as a result of a proportionately greater decrease in a stockholder’s interest in our earnings and assets and voting interest in us than the increase in our assets resulting from such issuance. Because the number of future shares of common stock that may be issued below our net asset value per share and the price and timing of such issuances are not currently known, we cannot predict the actual dilutive effect of any such issuance. We cannot determine the resulting reduction in our net asset value per share of any such issuance. We also cannot predict whether shares of our common stock will trade above, at or below our net asset value in the future.
We borrow money, which magnifies the potential for loss on amounts invested and may increase the risk of investing in us.

The use of leverage magnifies the potential for loss on amounts invested and, therefore, increases the risks associated with investing in our securities. We currently borrow under our $72.0 million Investment Facility and in the future may borrow from or issue senior debt securities. As of December 31, 2015, we had $72.0 million outstanding under the Investment Facility. We may borrow from and issue senior debt securities to banks, insurance companies and other lenders in the future. Lenders of these senior securities, including the Investment Facility, will have fixed dollar claims on our assets that are superior to the claims of our stockholders, and we would expect such lenders to seek recovery against our assets in the event of a default. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could also negatively affect our ability to make distribution payments on our common stock. Leverage is generally considered a speculative investment technique. Our ability to service any debt that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, as the management fee payable to OHA is payable based on our gross assets, including those assets acquired through the use of leverage, OHA has a financial incentive to incur leverage which may not be consistent with our stockholders’ interests. In addition, our stockholders bear the burden of any increase in our expenses as a result of leverage, including any increase in the management fee payable to OHA. The amount of leverage that we employ depends on OHA’s and our Board of Directors’ assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us.

The following table illustrates the effect of leverage on returns from an investment in our common stock as of December 31, 2015, assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

Assumed Return on Our Portfolio (Net of Expenses)	-10%	-5%	0	5%	10%

Corresponding return to common stockholder (1)	-25%	-17%	-9%	1%	7%
(1) Assumes $228.5 million in total assets, $72.0 million in debt outstanding and $110.8 million in net assets as of December 31, 2015 and a weighted average interest rate of 4.65% as of December 31, 2015.

Based on our outstanding indebtedness of $72.0 million as of December 31, 2015 and the weighted average interest rate of 4.65% as of that date, our investment portfolio would have been required to experience an annual return of at least 1.9% to cover annual interest payments on the outstanding debt.

Substantially all of our assets are subject to security interests under the Investment Facility, and if we default on our obligations under the Investment Facility, we may suffer adverse consequences, including foreclosure on our assets.
As of December 31, 2015, substantially all of our assets were pledged as collateral under the Investment Facility. If we default on our obligations under this facility, the lenders may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests or their superior claim. In such event, we may be forced to sell our investments to raise funds to repay our outstanding borrowings in order to avoid foreclosure and these forced sales may be at times and at prices we would not consider advantageous. Moreover, such deleveraging of our company could significantly impair our ability to effectively operate our business in the manner in which we have historically operated. As a result, we could be forced to curtail or cease new investment activities and lower or eliminate the dividends that we have historically paid to our stockholders.
It is likely that the terms of any current or future long-term or revolving credit or warehouse facility we may enter into in the future could constrain our ability to grow our business.

Under the Investment Facility and our other borrowings, current lenders have, and any future lender or lenders may have, fixed dollar claims on our assets that are senior to the claims of our stockholders and, thus, will have a preference over our stockholders with respect to our assets in the collateral pool.

Our Investment Facility and borrowings also subject us to various financial and operating covenants. For example, the Investment Facility requires us to maintain asset coverage, as defined in the credit agreement, of not less than 2:25 to 1.00 at any time. If this ratio declines below 2:25 to 1.00, we may not be able to incur additional debt, which could have a material adverse effect on our operations, and we may not be able to make distributions to our stockholders. Future credit facilities and borrowings will likely subject us to similar or additional covenants.
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
To the extent we borrow money, or issue preferred stock, to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds or pay distributions on preferred stock and the rate at which we invest those funds. As a result, a significant change in market interest rates may have a material adverse effect on our net investment income in the event we use debt to finance our investments. In periods of rising interest rates, our cost of funds would increase, except to the extent we issue fixed rate debt or preferred stock, which could reduce our net investment income. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act.
In addition, a rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments over time. Accordingly, an increase in interest rates would make it easier for us to meet or exceed the incentive fee hurdle rate and may result in a substantial increase of the amount of incentive fees payable to OHA with respect to our pre-incentive fee net investment income.
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

Our fee arrangement may create incentives for OHA that are not fully aligned with the interests of our stockholders and may induce OHA to pursue speculative investments.

Pursuant to the terms of the Investment Advisory Agreement, we pay base management and incentive fees to OHA. The base management fee is based on our average adjusted gross assets and the incentive fee is computed and paid on income, both of which include leverage. As a result, investors in our common stock will invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in a lower rate of return than one might achieve through direct investments. Because the base management fee is based on our average adjusted gross assets, OHA benefits when we incur debt or use leverage. In addition, the incentive fee payable to OHA is calculated based on a percentage of our return on invested capital. This may encourage OHA to use leverage to increase the return on our investments. Under certain circumstances, the use of leverage may increase the likelihood of default, which would impair the value of our common stock and the amount of distributions we make to stockholders.

In addition, OHA receives the incentive fee based, in part, upon net capital gains realized on our investments. Unlike that portion of the incentive fee based on income, there is no hurdle rate applicable to the portion of the incentive fee based on net capital gains. As a result, OHA may have a tendency to invest more of our capital in investments that are likely to result in capital gains as compared to income producing securities. Moreover, for the purpose of calculating OHA’s capital gains incentive fee, any gains and losses associated with our investment portfolio as of September 30, 2014 are excluded. As the capital gains fee is not payable by us to OHA with respect to any legacy investments, OHA may be incented to dispose of those investments with the aim of substituting them with assets for which a capital gains fee would be payable. These incentives could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns or result in us exiting an investment sooner than that which would have otherwise been optimal for us.

The incentive fee payable by us to OHA also may induce OHA to invest on our behalf in instruments that have a deferred interest feature, even if such deferred payments would not provide cash necessary to enable us to pay current distributions to our stockholders. Under these investments, we would accrue interest over the life of the investment but would not receive the cash income from the investment until the end of the term. Our net investment income used to calculate the income portion of the incentive fee, however, includes accrued interest. Thus, a portion of this incentive fee would be based on income that we have not yet received in cash. In addition, the “catch-up” portion of the incentive fee may encourage OHA to accelerate or defer interest payable by portfolio companies from one calendar quarter to another, potentially resulting in fluctuations in timing and distribution amounts.

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

We may be obligated to pay OHA an incentive fee based on income even if we incur a loss.

OHA is entitled to an incentive fee based on income for each fiscal quarter in an amount equal to a percentage of the excess of our pre-incentive fee net investment income for that quarter (before deducting incentive compensation) above a performance threshold for that quarter. Since the performance threshold is based on a percentage of our net asset value, decreases in our net asset value reduce the performance threshold required for OHA to earn an incentive fee based on income. Our pre-incentive fee net investment income for purposes of calculating the incentive fee excludes realized and unrealized capital losses or depreciation that we may incur in the fiscal quarter, even if such capital losses or depreciation result in a net loss on our statement of operations for that quarter. Thus, we may be required to pay OHA an incentive fee for a fiscal quarter even if there is a decline in the value of our portfolio or we incur a net loss for that quarter.
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

If we fail to qualify for RIC tax treatment for any reason and become subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. Such a failure would have a material adverse effect on us, the net asset value of our common stock and the total return, if any, obtainable from an investment in our common stock.
We may have difficulty satisfying the annual distribution requirement in order to qualify and maintain RIC status if we recognize income before or without receiving cash representing such income.

In accordance with generally accepted accounting principles, or GAAP, and tax requirements, we include in income certain amounts that we have not yet received in cash, such contractual PIK interest, which represents contractual interest added to a loan balance and due at the end of such loan’s term. The increases in loan balances as a result of contractual PIK arrangements are included in income for the period in which such PIK interest was accrued, which is typically in advance of receiving cash payment, and are separately identified on our statements of cash flows. In addition, certain loans may also include any of the following: end-of-term payments, “make whole” interest or dividend provisions, exit fees, balloon payment fees or prepayment fees, which may require us to include certain amounts in income prior to receiving the related cash.

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

Our investment in Castex Energy 2005, LP is subject to a number of associated risks.

    Our largest investment at December 31, 2015 was a redeemable preferred LP interest in Castex Energy 2005, LP, an oil & natural gas production and development company.  Due primarily to the decline in oil and natural gas prices, and pursuant to Castex’s contractual right under its investment agreement with us, this investment has paid PIK rather than cash dividends during the last two fiscal quarters (and such PIK dividend amounts are added to the principal balance of the investment the month following quarter end).  As discussed above, when we accrue the quarterly dividends, we recognize investment income for GAAP and tax purposes without receiving cash representing such income.  If Castex continues to pay PIK dividends due to insufficient projected cash flows (which may be more likely if oil and natural gas prices continue to remain at current levels or decline), our liquidity needs will be adversely affected, and we may have greater difficulty meeting our RIC tax requirement to distribute at a minimum 90% of our net ordinary taxable income and realized net short-term capital gains in excess of realized net long-term capital losses, if any.  This difficulty is exacerbated by the size of our investment in Castex, which represented 25.1% of our portfolio investments at fair value at December 31, 2015.  Given its size in our portfolio, income from our investment in Castex represents a substantial portion of our annual expected income.  We note that the fair value of our investment in Castex decreased from $54.9 million at December 31, 2014 to $43.9 million at December 31, 2015; however, we have not placed this investment on non-accrual status.

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
Our business is highly dependent on third parties’ communications and information systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in our activities. OHA's financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. There could be:

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

OHA has the right, under the both Investment Advisory Agreement and the Administration Agreement, to resign at any time upon 60 days’ written notice, whether we have found a replacement or not. If OHA resigns, we may not be able to find a new investment advisor or new administrator, as applicable, or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected, and the market price of our shares may decline. In addition, the coordination of our internal management and investment or administration activities, as applicable, is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by OHA and its affiliates. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our financial condition, business and results of operations.

Risks Relating to an Investment in Our Securities
Our shares currently trade at a substantial discount from net asset value and may continue to do so over the long term.

Shares of closed-end investment companies frequently trade at a market price that is less than the net asset value that is attributable to those shares. The possibility that shares of our common stock will trade at a substantial discount from net asset value over the long term is separate and distinct from the risk that our net asset value will decrease. Although we cannot predict whether shares of our common stock will trade above, at or below our net asset value, our common stock has consistently traded below our net asset value since the fourth quarter of 2008 through the fourth quarter of 2015. When our common stock trades below its net asset value, we are generally not able to issue additional shares of our common stock at its market price without first obtaining the approval for such issuance from our stockholders and our independent directors. Any offering of our common stock that requires stockholder approval must occur, if at all, within one year after receiving such stockholder approval. If additional funds are not available to us, we could be forced to curtail or cease our new lending and investment activities, and our net asset value could decrease and our level of distributions could be impacted.
Our common stock price may be volatile and may decrease substantially.

The trading price of our common stock may fluctuate substantially. The price of our common stock that will prevail in the market may be higher or lower than the price you pay, depending on many factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include the following:

•	price and volume fluctuations in the overall stock market or in securities of BDCs from time to time;

•	investor demand for our shares;

•	exclusion of our common stock from certain market indices which could reduce the ability of certain investment funds to own our common stock;

•	changes in regulatory policies or tax guidelines with respect to RICs and BDCs;

•	the loss of RIC status;

•	actual or anticipated changes in our earnings or fluctuations in our operating results;

•	any shortfall in revenue or net investment income or any increase in losses from levels expected by stockholders or securities analysts;

•	changes in accounting guidelines governing valuation of our investments;

•	changes, or perceived changes, in the value of our portfolio investments;

•	departures of OHA’s key personnel;

•	operating performance of companies comparable to us; and

•	general economic conditions and trends and other external factors.
In the past, following periods of volatility in the market price of a company’s securities or for other reasons, securities class action litigation has often been brought against that company. Due to the potential volatility of our stock price or for other reasons, we may become the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business.

Our stockholders may not receive distributions, our distributions may not grow over time or a portion of our distributions may be a return of capital.

We intend to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions may be adversely affected by the impact of one or more of the risk factors described in this report. In addition, due to the asset coverage test applicable to us as a BDC, we may be prohibited in our ability to make distributions in certain limited circumstances. We cannot assure you that you will receive distributions at a particular level or at all.

If our distributions exceed our taxable income and capital gains realized during a taxable year, all or a portion of the distributions made in the same taxable year may be characterized as a return of capital to our stockholders. To the extent there is a return of capital, stockholders will be required to reduce their basis in our stock for U.S. federal income tax purposes, resulting in a higher reported capital gain or lower reported capital loss when those shares of our common stock are sold or otherwise disposed of.

Provisions of the Maryland General Corporation Law and of our charter and bylaws could (if not otherwise exempted) deter takeover attempts and have an adverse impact on the price of our common stock.

The Maryland General Corporation Law, our charter and our bylaws contain provisions that may discourage, delay or make more difficult a change in control of us or the removal of our directors. These anti-takeover provisions may inhibit a change of control in circumstances that could give our stockholders the opportunity to realize a premium over the market price for our common stock.

We are subject to the Maryland Business Combination Act, the application of which is subject to any applicable requirements of the 1940 Act. While our Board of Directors has adopted a resolution exempting from the Business Combination Act any business combination between us and any other person (subject to prior approval of such business combination by our Board of Directors, including approval by a majority of our directors who are not interested persons of the acquiring person), if the resolution exempting business combinations is repealed or our Board of Directors does not approve a business combination, the Business Combination Act may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer.

Our bylaws exempt from the Maryland Control Share Acquisition Act acquisitions of our stock by any person. If we were to amend our bylaws to repeal the exemption from such act, it would make it more difficult for a third party to obtain control of us and increase the difficulty of consummating such a control attempt.

Our charter provides for classifying our Board of Directors in three classes serving staggered three-year terms, and provisions of our charter authorize our Board of Directors to classify or reclassify shares of our stock in one or more classes or series, to cause the issuance of additional shares of our stock, and to amend our charter, without stockholder approval, to increase or decrease the number of shares of stock that we have authority to issue.

Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
We do not own any real estate or other physical properties materially important to our operation. Our headquarters are located in New York, New York, where we share office space with OHA pursuant to our Administration Agreement. We also occupy office space in Fort Worth, Texas. We believe that our office facilities are suitable and adequate for our business as presently conducted.
Item 3. Legal Proceedings

We are involved in various legal proceedings arising in the normal course of business. While we cannot predict the outcome of these proceedings with certainty, we do not believe that an adverse result in any pending legal proceeding, other than those described below, individually or in the aggregate, would be material to our business, financial condition or cash flows.

ATP Litigation. On August 17, 2012, ATP Oil & Gas Corporation, or ATP, filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Texas. Prior to the bankruptcy filing, we purchased limited term overriding royalty interests, or ORRIs, in certain offshore oil and gas producing properties operated by ATP (generally, the Gomez and Telemark properties). Credit Suisse, AG, or CS, and The Bank of New York Mellon Trust Company, N.A., or BONY, which held mortgages on ATP’s interests in the Gomez and Telemark properties at the time of the conveyances, executed certain Acts of Subordination of their liens in favor of OHAI. On August 23, 2012, on a motion filed by ATP, the bankruptcy judge presiding over ATP’s case signed an order (Bankr. Dkt. No. 191) requiring ATP to pay amounts received after August 17, 2012 to those parties it believes are entitled to receive them, including the ORRI holders, provided that the ORRI holders execute a disgorgement agreement providing for the repayment of any amounts that the bankruptcy court later finds to have been inappropriately paid. We executed the disgorgement agreement and began receiving monthly distributions in September 2012 from ATP of our share of production proceeds received by ATP after August 17, 2012. As of December 31, 2015, our unrecovered investment was $28.6 million, and we had received aggregate production payments of $35.4 million subject to the disgorgement agreement; both of these amounts are the subject of disputes in the litigation described herein.

As of December 31, 2015, we had incurred legal and consulting fees totaling $5.3 million in connection with the enforcement of our rights under the ORRIs. On various occasions, we have provided notice that such legal expenses will be added to our unrecovered investment balance to the extent they are not reimbursed. To date, we have not received any payments on account of legal expenses aside from our receipt of regular monthly production payments. As a result, we add our legal expenses to the unrecovered investment balance in accordance with our transaction documents. As of December 31, 2015, $5.0 million of the $5.3 million in legal and consulting fees have been added to, and are thus included in, the unrecovered investment balance under the terms of our transaction documents. The remaining amounts of legal and consulting fees, totaling $0.3 million and $0.1 million as of December 31, 2015 and December 31, 2014, respectively, are included in accounts receivable and other current assets on our consolidated balance sheets and are, thus, not included in the unrecovered investment balance as of such dates.

On October 17, 2012, we filed a lawsuit against ATP styled: OHA Investment Corporation v. ATP Oil & Gas Corporation, Adv. Proc. No. 12-03443, in the U.S. Bankruptcy Court for the Southern District of Texas, seeking a declaration that the ORRIs are our property and not property of ATP and that the conveyance and purchase and sale documents are not executory contracts that may be rejected in order to remove or recharacterize our interests in the properties (the “Adversary Proceeding”). ATP filed an answer and counterclaim in which it (a) denies that the ORRIs are valid and enforceable, (b) seeks a declaration that (i) the ORRIs are a financing agreement and not a true sale and (ii) the ORRIs are executory contracts that are subject to rejection under section 365 of the Bankruptcy Code, and (c) seeks disgorgement from us of amounts paid to us since August 17, 2012, the date of filing of ATP’s Chapter 11 proceeding. The United States, on behalf of the Department of the Interior, intervened in the Adversary Proceeding, arguing that the underlying leases are unexpired leases of real property or executory contracts (and not real property conveyances) and are subject to rejection by ATP. Certain service companies claiming statutory liens or privileges have intervened in the Adversary Proceeding for the purposes of establishing that their alleged statutory liens and privileges are superior to our rights and asserting related claims for disgorgement of proceeds paid to us by ATP. BONY, the secondary lien holder, has also intervened, arguing (i) the ORRIs are a financing agreement and not a true sale, (ii) our claims are barred, waived, released and/or otherwise foreclosed by the express terms of the conveyance of the ORRIs, and (iii) either we have not met a condition precedent or we failed to perform or substantially perform our contractual obligations. The issues in the Adversary Proceeding have been bifurcated such that the issues of (i) whether the conveyances and transactions between us and ATP constituted outright transfers of ownership and (ii) whether the conveyances are executory contracts or leases that ATP may reject, will be tried first as “Phase 1” of the legal proceedings. Any additional claims, including the service company statutory lien claims and related issues, will be decided later in “Phase 2.” This lawsuit is currently pending. We have entered into certain settlement agreements, discussed further below to resolve Phase 1 of the Adversary Proceeding.

On June 13, 2013, the bankruptcy court entered an order (Bankr. Dkt. No. 1999) approving ATP’s request (set forth in Bankr. Dkt. No. 1902) to reject and/or abandon and relinquish its interests in the Gomez properties. Consequently, we no longer receive payments attributable to the Gomez properties.

In connection with an auction and various proceedings in the bankruptcy case, CS, as administrative and collateral agent to those lenders who are parties to that certain Senior Secured Super Priority Priming Debtor in Possession Credit Agreement dated August 29, 2012, or the DIP Lenders, submitted a Credit Bid - or bid based on a reduction in the amount of ATP’s outstanding indebtedness to CS - to purchase the Telemark properties and certain other assets. On October 17, 2013, the bankruptcy court entered its Final Sale Order approving the sale (Bankr. Dkt. No. 2706) to Bennu Oil & Gas, LLC, or Bennu, a newly formed company owned by the DIP Lenders. The assets purchased included claims asserted by ATP in our pending Adversary Proceeding.

On May 20, 2014, Bennu substituted into the Adversary Proceeding for ATP with respect to any claims that relate to assets purchased from ATP.

On June 26, 2014, the bankruptcy court entered an order converting ATP’s bankruptcy case to a case under Chapter 7 of the U.S. Bankruptcy Code. Rodney D. Tow was appointed as Chapter 7 Trustee of ATP’s bankruptcy estate.

On September 3, 2014, Bennu filed a Motion to Dismiss claims between Bennu and us. In connection with the Motion to Dismiss, Bennu stated that it does not desire to pursue affirmative claims against us for recharacterization or disgorgement, and it disclaimed any intention to sue us regarding the characterization of the ORRIs. The Motion to Dismiss led to a series of disputes between us, Bennu, and the Trustee regarding who owns and/or holds the right prosecute and finally resolve the claims that were asserted by ATP against us. On January 28, 2015, the bankruptcy court entered an order (Adv. Dkt. No. 236), which determined, among other things, that Bennu has the exclusive right to seek to recharacterize the ORRIs as something other than a vested ownership in hydrocarbons to be produced. It also determined that (i) the Trustee has the exclusive right to seek to avoid payments made to OHAI under sections 544, 547 and 548 of the Bankruptcy Code and (ii) the Trustee may only pursue claims under section 549 that were not purchased by Bennu. On February 24, 2015, the Trustee filed an Amended Counterclaim against us which sought to avoid and recover alleged preferential transfers in the amount of $3.4 million. The Amended Counterclaim also sought to avoid post-petition royalty payments made to us from the Gomez Properties in the amount of $9.6 million and from the Telemark Properties in the amount of $13.4 million. As a result of the Amended Complaint, additional motions were filed by us and Bennu challenging the Trustee's right to bring the claims.

     On April 30, 2015, we and Bennu filed an Expedited Joint Motion to Enter Agreed Judgment (Adv. Dkt. No. 251), seeking entry of an Agreed Judgment determining that, among other things, the ORRIs are a real property interest and a “production payment” within the meaning of Sections 101(42A) and 541(b) of the United States Bankruptcy Code, and that the ORRIs are not and never were property of ATP’s bankruptcy estate. In connection with the Joint Motion, we entered into a Settlement and Release Agreement with Bennu pursuant to which, in exchange for Bennu agreeing to execute and seek entry of the Agreed Judgment, we agreed to withdraw and/or release Bennu from certain claims primarily relating to our claim for breach of the Acts of Subordination which were executed by CS in connection with the conveyance of the ORRIs. Our agreed release of Bennu was contingent upon the bankruptcy court’s entry of the Agreed Judgment. The proposed Agreed Judgment does not address any disputes between us and Bennu with respect to the terms of the ORRIs, including those relating to the treatment of our legal fees, default interest, or the claims asserted by the statutory lien claimants.

The Trustee filed an Objection to the Joint Motion to Enter Agreed Judgment (Adv. Dkt. No. 253), and on May 21, 2015, the Court conducted a hearing on our and Bennu's motions challenging the Trustee’s Amended Counterclaim and the Expedited Joint Motion to Enter Agreed Judgment. At the hearing, the Court announced its decision to dismiss the claim asserted by the Trustee to avoid post-petition royalty payments made to us from the Telemark properties. With respect to the remaining claims asserted in the Trustee’s Amended Counterclaim, the Court took our motion and Bennu’s motions under advisement. With respect to the Expedited Joint Motion to Enter Agreed Judgment, the Court indicated that it could not enter the Agreed Judgment in the Adversary Proceeding as long as the Trustee remains a party with pending claims. As a result, the Court abated the Expedited Joint Motion to Enter Agreed Judgment, pending further submission by us and Bennu.

      On October 14, 2015, we entered into a Stipulation of Settlement and Release with the Trustee, Bennu and CS, as agent to the DIP Lenders (Adv. Dkt. No. 270, 271). Pursuant to the Stipulation, in exchange for a cash payment of $335,000 and a $3.0 million reduction/credit on the outstanding indebtedness owed by ATP to CS, the Trustee agreed (i) to dismiss any and all claims against us with prejudice, (ii) to release us from any and all claims of any nature; and (iii), among other things, that he shall not contest that the ORRIs are a real property interest and a “production payment” within the meaning of Sections 101(42A) and 541(b) of the United States Bankruptcy Code, and that the ORRIs are not and never were property of ATP’s bankruptcy estate. The Trustee is deemed to have transferred to CS any rights he holds in section 549 claims, and CS and the DIP Lenders are, in turn, releasing us from such claims. In exchange for the agreements of the Trustee and CS, we agreed to prosecute a motion to dismiss our claims against the Trustee without prejudice. Our separate Settlement and Release Agreement with Bennu remains in effect, and we have released CS and the DIP Lenders from any claims relating to the ORRIs and our transaction documents, including the Acts of Subordination. On December 14, 2015, the Court entered its order approving the Stipulation, and it dismissed the Trustee’s claims with prejudice. On December 16, 2015, we filed a Motion to Dismiss Claims Against ATP Without Prejudice, and our Motion for Agreed Judgment was reset. On February 4, 2016, our Motion for Agreed Judgment was granted, and an Agreed Final Judgment [Adv. Dkt. No. 276] was entered determining that, among other things, the ORRIs are a real property interest and a “production payment” within the meaning of Sections 101

(42A) and 541(b) of the United States Bankruptcy Code. Likewise, our Motion to Dismiss Claims Against ATP Without Prejudice was granted The Agreed Judgment resolves Phase 1 of the Adversary Proceeding and should not negatively affect our rights in Phase 2, which should principally relate to the statutory lien claims and the proper calculation regarding the royalty payments necessary to cause termination of the ORRIs.

On February 3, 2016, we filed our Amended Motion to Dismiss the Complaints in Intervention Filed by the Statutory Lien Claimants [Adv. Dkt. No. 274]. And, on February 4, 2016, the Court set a briefing schedule and a hearing date of March 24, 2016 on our Amended Motion to Dismiss. We also filed a Motion to Withdraw the Reference of the Phase II Claims from the Bankruptcy Court to the District Court [Adv. Dkt. No. 278].

Through December 31, 2015, we received post-petition royalty payments from the Gomez properties and the Telemark properties in the amount of $8.3 million and $27.1 million, respectively. It is estimated that the statutory lien claims asserted by intervenors in the Adversary Proceeding against our ORRIs are in the principal amount of approximately $35.2 million. At this time, we estimate that there are potential statutory lien claims (including the claims of the intervenors in the Adversary Proceeding, without regard to the validity of such claims) in the principal amount of approximately $54.2 million. We have or will assert that we have viable defenses with respect to all of the claims of the statutory lien claimants or any other claim which seeks to avoid or disgorge any pre-petition or post-petition royalty payment which we received in respect of the Telemark or Gomez properties. In the event we do not prevail on our defenses to the statutory lien claims or any other claim seeking to avoid or disgorge pre-petition or post-petition royalty payments, we contend that, pursuant to the terms of our transaction documents, we are entitled to include any amounts disgorged on account of any such claims into the unrecovered investment balance of our ORRIs. Moreover, to the extent we do not prevail on our defenses to any action brought by the holder of a statutory lien claim, we contend that we would be permitted to seek contribution from other ORRI and net profits interest holders with respect to any disgorged amounts.

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

Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
Effective October 1, 2014, our common stock began to trade on the NASDAQ Global Select Market under the symbol “OHAI.” Prior to that date, our common stock traded on the NASDAQ Global Select Market under the symbol “NGPC.” The following table sets forth the range of high and low sales prices of our common stock, as reported on the NASDAQ Global Select Market, and our dividends declared for the periods indicated.

	NAV(1)	Price Range		Cash Dividend per Share(2)
		High	Low
Fiscal 2015
Fourth quarter	$5.49	$4.87	$3.53	$0.12
Third quarter	6.71	5.74	4.00	0.12
Second quarter	7.16	5.98	5.10	0.12
First quarter	7.27	5.31	4.56	0.12
Fiscal 2014
Fourth quarter	$7.48	$7.28	$4.46	$0.16
Third quarter	8.11	6.70	6.01	0.16
Second quarter	8.57	7.26	5.87	0.16
First quarter	8.73	7.74	6.74	0.16
_______________

(1)
We calculate net asset value per share as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high and low closing sales prices. We calculate net asset value per share based on outstanding shares at the end of each period.

(2)	Represents the dividend declared in the specified quarter.
The last reported price for our common stock on March 7, 2016 was $3.23 per share. On March 7, 2016, there were approximately 50 record holders. On February 5, 2016, the most recent record date available, there were 6,012 beneficial holders (held in street name) of our common stock, according to our transfer agent.
On September 30, 2014, in connection with the appointment of OHA as our investment advisor, we completed the private sale of $1 million in aggregate purchase price of our common stock at an offering price of $8.53 per share, for a total of 117,234 shares, to an affiliate of OHA, pursuant to the stock purchase and transaction agreement dated July 21, 2014, by and among us, OHA and the affiliate. The price per share paid by the affiliate was the net asset value per share established by our previous board of directors as of a date within 48 hours prior to the purchase, excluding the impact of certain transaction and closing expenses, and represented a 38% premium to the market price per share on such date. The OHA affiliate also executed a stock purchase plan in accordance with Rule 10b-5-1 of the Securities Exchange Act of 1934, pursuant to which it committed to purchase, from time to time during the 12-month period ending September 30, 2015, through open market purchases, additional shares of our common stock having an aggregate purchase price of $4 million. During the fourth quarter of 2014, the OHA affiliate fulfilled its obligations under this plan.
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
There was no repurchase activity in the fourth quarter of 2015.
Distributions
Since the first full quarter following our initial public offering, we have distributed, and currently intend to continue to distribute in the form of dividends, a minimum of 90% of our investment company taxable income to our stockholders. We may retain long-term capital gains and treat them as deemed distributions for tax purposes. We determine the tax characteristics of our dividend distributions as of the end of the fiscal year, based on the taxable income for the full year and distributions paid during the year. Taxable income available for distribution differs from consolidated net investment income under GAAP due to (i) temporary and permanent differences in income and expense recognition, (ii) capital gains and losses, (iii) activity at taxable subsidiaries, and (iv) the timing and period of recognition regarding dividends declared in December of one year and paid in January of the following year. As a result, net investment income and net realized gain (loss) on investments for a reporting period may differ significantly from distributions during such period. We report the estimated tax characteristics of each distribution when declared, and we (or the applicable withholding agent) report the actual tax characteristics of dividends annually to each stockholder on Form 1099-DIV. There is no assurance that we will achieve investment results or maintain a tax status that will permit any specified level of cash distributions or year-to-year increases in cash distributions.
The tax characteristics of distributions paid in 2015 represented $11.0 million from ordinary income, none from return of capital and none from capital gains. For tax purposes, 15% of the $2.4 million dividend paid on January 8, 2016 was applied to 2015 taxable income and 85% will be applied to 2016 taxable income.
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
Stock Performance Graph
The following line graph compares the cumulative total return on an investment in our common stock against the cumulative total return of the NASDAQ Financial 100 Index, the NASDAQ Index and an index of peer companies (selected by us) for the five years ended December 31, 2015. The graph assumes that $100 was invested in our common stock and each index on December 31, 2010, and that dividends were reinvested. We selected the peer group in good faith and it consists of the following six business development companies: Gladstone Capital Corporation, Gladstone Investment Corporation, KCAP Financial, Inc., CM Finance LLC, THL Credit, Inc. and Stellus Capital Investment Corporation. Our peer group includes BDCs that generally invest in similar types of securities as we do, with market capitalizations between $100 million and $600 million and initial public offering dates in 2010 or earlier. The index of our peer companies index uses beginning of period market capitalization weighting. This historic stock price Performance Graph and the related textual information are not necessarily indicative of future performance.

Item 6. Selected Financial Data
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

	Year ended December 31,
	2015	2014	2013	2012	2011
	(In Thousands, Except Per Share Data and Other Data)
Income Statement Data
Total investment income	$22,049	$22,119	$27,912	$23,369	$27,903
Total operating expenses(1)	12,008	18,812	15,245	11,560	12,034
Net investment income(1)	9,969	3,198	12,576	11,763	15,809
Net realized capital loss on investments	(218)	(12,430)	(2,261)	(17,827)	(30,614)
Net unrealized appreciation (depreciation) on investments	(40,973)	(12,999)	(6,445)	23,415	(5,083)
Net increase (decrease) in net assets resulting from operations(1)	$(31,222)	$(22,231)	$3,870	$17,351	$(19,888)
Per Share Data
Net investment income(1)	$0.49	$0.16	$0.61	$0.55	$0.73
Net realized and unrealized gain (loss) on investments	(2.03)	(1.24)	(0.42)	0.26	(1.65)
Net increase (decrease) in net assets resulting from operations(1)	$(1.54)	$(1.08)	$0.19	$0.81	$(0.92)
Dividends declared	$0.48	$0.64	$0.64	$0.57	$0.72
Net asset value per share	$5.49	$7.48	$9.20	$9.57	$9.26
Balance Sheet Data
Total investments	$209,707	$206,763	$257,371	$259,610	$145,057
Portfolio investments at fair value	174,710	176,163	211,371	213,614	145,057
Cash and cash equivalents	15,554	31,455	29,298	47,655	106,570
Total assets	228,477	242,175	292,623	312,322	256,581
Total debt(2)	72,000	52,000	53,000	59,500	50,000
Total net assets	110,780	154,164	188,552	201,266	200,266
Other Data
Weighted average yield on portfolio investments(3)	9.6%	9.2%	10.2%	10.0%	11.6%
Number of portfolio companies	17	15	16	14	19
Expense ratios (as a percentage of average net assets):
Interest expense and bank fees	2.4%	1.2%	1.7%	1.0%	0.7%
Management fees	2.1%	2.6%	2.9%	2.3%	2.3%
Incentive fees	0.7%	—%	0.2%	—%	0.1%
Costs related to strategic alternatives review	—%	3.4%	0.3%	—%	—%
Other operating expenses	3.2%	3.5%	2.8%	2.4%	2.3%
Total operating expenses	8.4%	10.7%	7.9%	5.7%	5.4%
_______________

(1)
Includes $6.0 million and $0.6 million, or $0.29 and $0.03 per share, in 2014 and 2013, respectively, of costs related to our review of strategic alternatives. See Note 1 of Notes to Consolidated Financial Statements included elsewhere herein for further discussion.

(2)	Excludes amounts borrowed to purchase U.S. Treasury bills.

(3)	Calculated as of the end of the period, based on cost.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following analysis of our financial condition and results of operations in conjunction with our financial statements and the notes thereto contained elsewhere in this Annual Report on Form 10-K.
Forward-Looking Statements
Certain statements in this Annual Report on Form 10-K that relate to estimates or expectations of our future performance or financial condition may constitute “forward-looking statements.” These forward-looking statements are subject to various risks and uncertainties, which could cause actual results and conditions to differ materially from those projected, including, but not limited to:

•	uncertainties associated with the timing and likelihood of investment transaction closings;

•	changes in interest rates;

•	the future operating results of our portfolio companies and their ability to achieve their objectives;

•	changes in regional, national or international economic conditions and their impact on the industries in which we invest;

•	disruptions in the credit and capital markets;

•	changes in the conditions of the industries in which we invest;

•	the adequacy of our cash resources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the ability of OHA to locate suitable investments for us and to monitor and administer our investments;

•	other factors enumerated in our filings with the Securities and Exchange Commission, or the SEC;

•	further decrease in oil and gas prices for an extended period causing further losses in E&P holdings; and

•	effects of current and pending legislation.
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
Overview

We are a specialty finance company designed to provide our investors with current income and capital appreciation. We focus primarily on providing creative direct lending solutions to middle market private companies across industry sectors. Our investment objective is to generate both current income and capital appreciation primarily through debt investments, some of which include equity components. Our investment activities are managed by Oak Hill Advisors, L.P., or OHA, and supervised by our Board of Directors, the majority of whose members are independent of us and OHA and its affiliates.

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

The aggregate fair value of our investment portfolio at December 31, 2015 was $174.7 million, with such value comprised of 17 active portfolio investments compared to 13 active portfolio investments at December 31, 2014 and 10 active portfolio investments at September 30, 2014. Under our previous investment advisor, we focused our investments primarily on small and mid-size companies engaged in the upstream sector of the energy industry, which includes businesses that find, develop and extract energy resources, such as natural gas, crude oil and coal. Consequently, a significant portion of our current investment portfolio value is comprised of debt securities and other investments in upstream exploration and production companies engaged in the acquisition, development and production of oil and natural gas properties in and along the Gulf Coast and in the state and federal waters of the Gulf of Mexico.

Part of our current investment approach is to reduce our portfolio concentration in the energy industry and to diversify our portfolio with investments in debt securities of U.S. private and small public middle market companies across various industry sectors. The concentration of our investment portfolio in the energy sector decreased to 41% at December 31, 2015 from 74% at September 30, 2014, on a fair value basis.

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
Portfolio and Investment Activity

In March 2015, we purchased an $18.7 million second lien term loan to Foundation Building Materials, LLC, or FBM, a national distributor of drywall and related building products. The second lien term loan to FBM was purchased at a 1% discount, earned interest payable in cash at a rate of 12% per annum (LIBOR+11.0% with a 1% floor) and would have matured in April 2019. In October 2015, FBM prepaid its second lien term loan in the amount of $19.1 million. This prepayment included a 2%, or $0.4 million, call premium, and we recorded previously unamortized original issue discount of $0.2 million as additional interest income as a result of this prepayment. This investment generated an internal rate of return of 18.8% and a return on investment of 1.10x.

In March 2015, we also purchased a $2.5 million second lien term loan to Stardust Financial Holdings, Inc., an affiliate of Hanson Building Products, or Hanson, a manufacturer of a diversified range of concrete and clay building products in the United States, Canada and the United Kingdom. We made an initial purchase of $2.4 million at a discount of 9% and subsequently purchased an additional $0.1 million at a discount of 6.5%. The Hanson second lien term loan earns interest payable in cash at a rate of 10.5% per annum (LIBOR+9.5% with a 1% floor) and matures in March 2023.

In May 2015, we purchased an additional $5.0 million of the Hanson second lien term loan, adding to our $2.5 million position that was acquired in March 2015. The $5.0 million Hanson second term loan was purchased at a 3.75% discount, earns interest payable in cash at a rate of 10.5% per annum (LIBOR+9.5% with a 1% floor) and matures in March 2023.

In May 2015, we purchased a combined $4.0 million second lien term loan to affiliates of WASH Multifamily Parent, Inc., through two issuers, WASH Multifamily Acquisition, Inc., or WASH, and Coinamatic Canada Inc., or WASH Canada, of $3.4 million and $0.6 million, respectively. WASH is a major provider of outsourced laundry equipment services for multifamily housing properties in the United States and Canada. The second lien term loans were funded at 0.75% discount, earn interest payable in cash at a rate of 8.0% per annum (LIBOR+7.0% with a 1% floor) and mature in May 2023.

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

In June 2015, we purchased a $10.0 million second lien term loan to Royal Holdings, Inc., a global manufacturer of high-value specialty adhesives and sealants. The Royal Holdings, Inc. second lien term loan was issued at a 0.75% discount, earns interest payable in cash at a rate of 8.5% per annum (LIBOR+7.5% with a 1% floor) and matures in June 2023.

In July 2015, we purchased a total of $1.8 million in senior unsecured notes issued by TIBCO Software, Inc., or TIBCO, a software company focused on middleware, event processing and business intelligence and analytics. The senior unsecured notes issued by TIBCO purchased at a 1.44% discount, earn interest payable in cash at a rate of 11.375% per annum and mature in December 2021. In October 2015 and December 2015, we purchased an additional $5.3 million and $3.0 million, respectively, in senior unsecured notes issued by TIBCO at a 2.25% and 8.5% discount, respectively, earn interest payable in cash at a rate of 11.375% per annum and mature in December 2021.

In July 2015, Huff Energy Holdings, Inc., or Huff, prepaid its first lien secured debt and repurchased its warrants and overriding royalty interest in the amount of $5.0 million. This prepayment included accrued interest and certain administration and legal fees. This investment was initiated in August 2008 and generated an internal rate of return of 16.6% and a return on investment of 1.74x.

In August 2015, we purchased a $3.1 million second lien term loan to Appriss Holdings, Inc., or Appriss, adding to our $10.0 million position that was previously acquired in November 2014. The $3.1 million Appriss loan was purchased at a 1.5% discount, earns interest payable in cash at a rate of 9.25% per annum (LIBOR+8.25% with a 1% floor) and matures in May 2021.

In September 2015, we purchased a $4.2 million purchase of a first lien senior secured notes issued by Synarc-BioCore Holdings, LLC, or BioClinica, a provider of specialty outsourced services to pharmaceutical sponsors, contract research organizations and biotechnology companies. The first lien senior secured notes issued by BioClinica were funded at a 2.5% discount, earn interest payable in cash at a rate of 7.75% per annum and mature in March 2021. Subsequently, in October 2015, we sold $1.8 million of the first lien senior secured notes at our cost.

In October and November 2015, we purchased a total of $12.0 million in a second lien term loan to Kronos Incorporated, or Kronos, a global workforce management software company. The Kronos second lien term loan was purchased at a 1.25% premium, earns interest payable in cash at a rate of 9.75% per annum (LIBOR+8.5% with a 1.25% floor) and matures in April 2020.

In December 2015, we purchased a total of $5.5 million in a second lien term loan to Berlin Packaging, or Berlin, a hybrid packaging supplier of custom and stock packaging and related services for the food, beverage, household and personal care, and healthcare markets. The Berlin second lien term loan was purchased at a 5.0% discount, earns interest payable in cash at a rate of 7.75% per annum (LIBOR+6.75% with a 1.0% floor) and matures in October 2022.

In 2011 and 2012, we purchased from ATP Oil & Gas Corporation, or ATP, limited-term overriding royalty interests, or ORRIs, in certain offshore oil and gas producing properties operated by ATP in the Gulf of Mexico, including $25.0 million paid on July 3, 2012. Under this arrangement, we purchased the right to portions (ranging from 5.0% to 10.8%) of the monthly production proceeds from the various oil and gas properties subject to the ORRIs in ATP’s Gomez and Telemark properties. The terms of the ORRIs provide that they will terminate after we receive production payments that equal a defined sum calculated (generally) based on our investment in the ORRIs plus a time-value factor at a rate of 13.2% per annum. On August

17, 2012, ATP filed for protection under Chapter 11 of the U.S. Bankruptcy Code. For more information, please refer to the discussion of the ATP Litigation under the heading “Legal Proceedings” in Note 6 to our interim consolidated financial statements. As of December 31, 2015, our unrecovered investment was $28.6 million, and we had received aggregate production payments of $35.4 million subject to a disgorgement agreement. In addition, as of December 31, 2015, we had incurred legal and consulting fees totaling $5.3 million in connection with the enforcement of our rights under the ORRIs. On various occasions, we have provided notice that such legal expenses will be added to our unrecovered investment balance to the extent they are not reimbursed. To date, we have not received any payments on account of legal expenses aside from our receipt of regular monthly production payments. We add our legal expenses to the unrecovered investment balance in accordance with our transaction documents. As of December 31, 2015, $5.0 million of the $5.3 million in legal and consulting fees have been added to, and are thus included in, the unrecovered investment balance under the terms of our transaction documents. The remaining amounts of legal and consulting fees, totaling $0.3 million and $0.1 million as of December 31, 2015 and December 31, 2014, respectively, are included in accounts receivable and other current assets on our consolidated balance sheets and are, thus, not included in the unrecovered investment balance as of such dates.

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

	December 31, 2015			December 31, 2014
	Weighted Average Yields(1)			Weighted Average Yields(1)
		Percentage of Portfolio			Percentage of Portfolio
		Cost	Fair Value		Cost	Fair Value
First lien secured debt	8.3%	9.3%	1.9%	—%	13.0%	6.4%
Second lien debt	10.0%	30.8%	39.8%	9.7%	21.2%	23.5%
Subordinated debt	13.3%	19.9%	21.7%	13.1%	18.2%	20.2%
Limited term royalties	11.8%	11.6%	6.8%	13.9%	13.4%	13.5%
Royalty interests	—%	—%	—%	n/m	—%	0.2%
Redeemable preferred units	10.0%	21.4%	25.1%	8.0%	25.1%	31.2%
CLO residual interests (2)	13.3%	2.6%	3.2%	12.0%	3.5%	4.0%
Equity securities
Membership and partnership units	—%	4.4%	1.5%	—%	5.3%	1.0%
Common stock	—%	—%	—%	—%	0.2%	—%
Warrants	—%	—%	—%	—%	0.1%	—%
Total equity securities	—%	4.4%	1.5%	—%	5.6%	1.0%
Total portfolio investments	11.0%	100.0%	100.0%	10.1%	100.0%	100.0%

(1) Weighted average yield exclude non-yielding assets.

(2) Yields from investments in CLO residual interests represent the implied internal rate of return calculation expected from cash flows.

As of December 31, 2015 and December 31, 2014, the total fair value of our portfolio investments was $174.7 million and $176.2 million, respectively. Of those fair value totals, approximately $107.3 million, or 61.4%, as of December 31, 2015, and $138.6 million, or 78.7%, as of December 31, 2014, are determined using significant unobservable (i.e., Level 3) inputs.
Results of Operations
The following sections analyze our results of operations for the year ended December 31, 2015 compared to 2014 and for the year ended December 31, 2014 compared to 2013.
Investment Income

Investment income includes interest on our investments, dividend income and royalty income. Dividend income is income we from certain of our equity investments. Royalty income is net of amortization that we receive in connection with certain of our investments. These fees are recognized as earned. The table below summarizes the components of our investment income.

Investment Income	For the year ended December 31,
(in thousands)	2015	2014	2013

Interest income	$16,724	$17,452	$23,711
Dividend income	$4,279	$4,002	$3,988
Royalty income, net of amortization, and other	$1,046	$665	$213
Total investment income	$22,049	$22,119	$27,912

Investment income decreased in 2015 from 2014 by $0.1 million as a result of a decline in the weighted average investment income yield of 9.4% in 2015 from 11.0% in 2014, partially offset by an increase in the average portfolio investment balance of $21.9 million plus $1.3 million in prepayment premiums, amendment fees and default interest earned.
Investment income decreased in 2014 from 2013 primarily as a result of “make whole” interest income earned in 2013 totaling $2.5 million from the repayments of loans to Resaca Exploitation, Inc., or Resaca, and Castex Energy Development Fund, LLC, or CDF, and as a result of lower average portfolio balances in 2014. Our average portfolio balance, on a cost basis, declined to $198.5 million in 2014, from $222.3 million in 2013, primarily as a result of the volume of realizations exceeding the volume of new investments during 2014.

Operating Expenses

Operating expenses include our allocable portion of operating expenses incurred on our behalf by our investment advisor and our administrator. Other general and administrative expenses include our allocated share of employee, facilities, and stockholder services incurred by our administrator. The table below summarizes the components of our operating expenses.

Operating Expenses	For the year ended December 31,
(in thousands)	2015	2014	2013

Interest expense and bank fees	3,480	2,119	3,239
Management fees	3,034	4,602	5,569
Incentive fees	969	—	420
Costs related to strategic alternatives review	—	6,040	644
Professional fees	2,126	1,437	1,428
Other general and administrative expenses	2,399	4,614	3,945
Total operating expenses	$12,008	$18,812	$15,245
Operating expenses decreased $6.8 million in 2015 from 2014. Management fees were lower in 2015 primarily as a result of the lower base management fee structure in the Investment Advisory Agreement with OHA as compared to the base management fee structure under our former investment advisory agreement. During 2014 we also incurred $6.0 million of non-recurring costs related to our strategic alternatives review process, which ultimately resulted in the appointment of OHA as our new investment advisor as of September 30, 2014. Professional fees increased during 2015 compared to 2014, primarily due to legal fees and recruitment fees. Other general and administrative expenses decreased during 2015 compared to 2014, as a result of costs incurred in connection with our shelf registration statement that expired in the second quarter of 2014, lower personnel costs, lower insurance expense and a credit applied to our expenses of $0.5 million from OHA related to expenses in excess of the Cap under the Investment Advisory Agreement and the Administration Agreement, partially offset by settlement expenses related to our ATP legal proceedings.
During 2014 operating expenses increased $3.6 million from 2013, primarily as a result of $6.0 million of costs related to our strategic alternatives review, which are discussed in more detail in the following paragraph. Interest expense and the amortization of bank fees on our credit facilities decreased as a result of decreased borrowing levels supporting our smaller investment portfolio. Management and incentive fees of $4.6 million were 23% lower during 2014, compared to $6.0 million in the prior year, primarily as a result of lower base management fees in 2014 and investment income incentive fees of $0.4 million in 2013, driven by our net investment income exceeding the quarterly hurdle rate of 2% in the second quarter of 2013. Our net investment income did not exceed the incentive fee hurdle rate for any other quarter in 2014 or 2013. Base management fees were lower in 2014, in part, as a result of the lower base management fee structure in the Investment Advisory Agreement with OHA as compared to the base management fee structure associated with our former investment advisor. Professional fees, insurance expenses and other general and administrative expenses in 2014 increased primarily as a result of administrative costs expensed upon the expiration of our shelf registration statement on Form N-2 in April 2014.
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

Under the Investment Advisory Agreement, the investment income incentive fee is calculated quarterly at a rate of 20% of quarterly net investment income above a “hurdle rate” of 1.75% per quarter (7% annualized) with a “catch up” provision. Under our previous investment advisory agreement, the investment income incentive fee was calculated at 20% of net investment income above a “hurdle rate” of 2.0% per quarter (8% annualized) with no “catch up” provision. We incurred $1.0 million in incentive fees during 2015 and did not incur any incentive fees in 2014 or 2013.

Net Investment Income

Net Investment Income	For the year ended December 31,
(in thousands, except per share data)	2015	2014	2013

Net investment income	$9,969	$3,198	$12,576
Net investment income per common share	0.49	0.16	0.61

During 2015 the increase in net investment income compared to 2014 was driven primarily by the $6.0 million of costs related to the strategic alternatives review process in 2014.
During 2014 the decrease in net investment income compared to 2013 was primarily attributable to the $6.0 million of costs related to the strategic alternatives review process, the $2.5 million of “make whole” interest income in 2013 associated with the repayments of loans from Resaca and CDF, and lower average portfolio balances during 2014.

Net Realized Losses

Net realized gains and losses is the difference between the net proceeds received from dispositions of portfolio investments and their stated costs. Realized losses may also be recorded in connection with our determination that certain investments are considered worthless securities and/or meet the conditions for loss recognition per the applicable tax rules.

Net Realized Gains and Losses	For the year ended December 31,
(in thousands, except per share data)	2015	2014	2013

Net realized gains and losses	$(218)	$(12,430)	$(2,261)
Net realized gains and losses per common share	(0.01)	(0.61)	(0.11)

During 2015 we realized net losses of $0.2 million primarily related to the redemption of our Myriant shares and expiration of our Myriant warrants. These realized losses were partially offset by a realized gain related to the reconveyance of a component of our Spirit investments and Huff warrants.
During 2014 we recognized net realized losses of $12.4 million primarily as the result of losses of $9.4 million on the disposition of our GMX 2018 Notes and $4.3 million on the write-off of our investment in Chroma preferred stock, both of which losses were recorded as unrealized depreciation on investments in previous years. These realized losses were partially offset by realized gains of $0.9 million on the realization of our investments in Crossroads and $0.7 million on the sale of our Midstates Notes, and net losses on remaining realizations of $0.3 million.
During 2013 we recognized net realized losses of $2.3 million resulting from a $3.3 million loss on the disposition of our warrants and common stock of Resaca, a $1.6 million loss from the sale of our shares of GMX common stock and a $0.5 million loss resulting from adjustments to the amounts recorded on our 2011 sales of our investments in Alden Resources, or Alden, and DeanLake Operator, LLC, or DeanLake, partially offset by a $1.8 million gain from the sale of our Class B LP units of CDF and a $1.3 million gain from the sale of $10.0 million face amount of EP Energy, LLC Senior Unsecured Notes.

Unrealized Appreciation or Depreciation on Investments

Net unrealized appreciation or depreciation is the net change in the fair value of our investments during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.

Net Unrealized Appreciation (Depreciation) on Investments	For the year ended December 31,
(in thousands, except per share data)	2015	2014	2013

Control investments	(5,222)	(19,144)	(3,709)
Affiliate investments	802	(90)	2,661
Non-affiliate investments	(36,553)	6,235	(5,398)
Benefit (provision) for taxes on unrealized appreciation (depreciation) on investments	—	—	1
Net unrealized appreciation (depreciation) on investments	(40,973)	(12,999)	(6,445)
Net unrealized appreciation (depreciation) on investments per common share	(2.02)	(0.63)	(0.31)

Control Investments

During 2015 the increase in net unrealized depreciation on our control investments was primarily due to a decrease in the fair value of our Contour and Spirit investments of $4.3 million and $0.9 million, respectively. During 2014 the increase in net unrealized depreciation on our control investments was primarily due to a decrease in fair value of our Contour and Spirit investments of $7.1 million and $12.1 million, respectively. In 2013 the increase in net unrealized depreciation on our control investments was primarily due to a decrease in the fair value of our Spirit investment of $4.0 million, offset by an increase in the fair value of our Contour investment of $0.3 million.

Affiliate Investments

During 2015 the increase in net unrealized appreciation on our affiliate investments was attributable to an increase in the fair value of our investment in OCI of $0.8 million. During 2014 the increase in net unrealized depreciation on our affiliate investments was attributable to a decrease in fair value of our investment in OCI of $0.1 million. In 2013 the increase in net unrealized appreciation on our affiliate investments was attributable to the reversal of unrealized depreciation, due to realization, on our investment in Resaca common stock and warrants of $3.1 million, partially offset by a change in fair value of our investment in OCI.

Non-Affiliate Investments

During 2015 the increase in net unrealized depreciation on our non-affiliate investments was primarily due to a decrease in the fair value of our investments in ATP of $12.8 million, Castex of $12.2 million, Talos of $5.8 million, Shoreline Energy, LLC of $2.5 million, TIBCO Software, Inc. of $1.3 million, KOVA International, Inc. of $1.1 million, and other investments of $1.8 million. These decreases were partially offset by increase in the fair value of some of our investments and the reversal of net unrealized losses due to realization of $0.9 million.

In 2014 we recognized net unrealized appreciation of $6.2 million primarily due to an increase in the estimated fair value of our investment in Castex of $2.2 million and the reversal of unrealized losses related to the realization of our investments in the GMX 2018 Notes of $9.4 million and Chroma preferred stock of $4.3 million. This was partially offset by decreases in fair value of our investments in ATP of $3.3 million, Shoreline of $1.5 million, Talos of $1.4 million, other investments of $1.2 million, and the reversal of unrealized gains related to the realization of our investments in Crossroads Energy of $1.5 million and Midstates of $0.8 million.

During 2013 the increase in net unrealized depreciation on our non-affiliate investments was primarily due to a decrease in the fair value of our investments in GMX 2018 Notes and common stock of $6.5 million, EP Energy, LLC Senior Unsecured Notes of $1.3 million and the reversal of unrealized appreciation, due to realizations, on our investments in CDF of $1.3 million. These decreases were partially offset by increases in the fair value of our investments in Castex of $1.6 million, Crossroads warrants and ORRI of $1.5 million and net increases in our remaining investments of $0.6 million.

Net Increase or Decrease in Net Assets Resulting from Operations

The table below summarizes the components of our net increase or decrease in net assets resulting from operations.

Net Increase (Decrease) in Net Assets Resulting from Operations	For the year ended December 31,
(in thousands, except per share data)	2015	2014	2013

Net increase (decrease) in net assets resulting from operations	(31,222)	(22,231)	3,870
Net increase (decrease) in net assets resulting from operations per common share	(1.54)	(1.08)	0.19

During 2015 the net decrease in net assets results from operations compared to 2014 is primarily attributable to the $28.0 million increase in unrealized losses on our investments, partially offset by the $6.8 million increase in net investment income and a decrease in realized loss of $12.2 million, all of which are described above.
During 2014 the net decrease in net assets results from operations compared to 2013 is primarily attributable to the $16.7 million increase in net realized and unrealized losses on our investments and a $9.4 million decrease in net investment income, both of which are described above.

Financial Condition, Liquidity and Capital Resources

At December 31, 2015, we had cash and cash equivalents totaling $15.6 million.

During 2015 our increase of net cash used in operating activities is primarily due to higher net purchases of portfolio investments. Purchases of portfolio investments totaled $74.4 million during 2015 as compared to $39.7 million in 2014 and $98.7 million in 2013.

Proceeds from the realization of portfolio investments totaled $38.0 million during 2015, compared to $51.8 million during 2014 and $94.7 million during 2013.

During 2015 we generated net cash inflows from operations of $9.3 million, excluding net purchases and redemptions of portfolio investments, compared to $18.2 million net cash inflows during 2014 and $8.8 million net cash inflows during 2013. The lower amount of cash generated from operations during 2015 was primarily attributable to timing differences on purchases and sales of our U.S. Treasury bills and normal operational activity between the three years and fluctuations in realized and unrealized gains (losses) on our portfolio investments.

Our increase of net cash provided by financing activities is primarily due to borrowing and distribution activity. At December 31, 2015, the amount outstanding under our $72.0 million Third Amended and Restated Revolving Credit Agreement, or the Investment Facility, was $72.0 million, and there was no additional amount available for borrowing. We repaid $12.0 million of the balance outstanding under the Investment Facility in early January 2016 with available cash. The $30.0 million Treasury Secured Revolving Credit Agreement matured on September 24, 2015 and was not renewed. On December 22, 2015, we purchased $35.0 million of U.S. Treasury bills and contemporaneously entered into a repurchase arrangement with Bank of America Merrill Lynch, or BAML, to finance such purchase. Under the repurchase arrangement, we transferred $35.0 million of U.S. Treasury bills and $0.7 million of cash to BAML as collateral under the repurchase agreement. See Note 3 to our consolidated financial statements.

During 2015 we paid cash dividends totaling $10.6 million, or $0.52 per share, to our common stockholders compared to $13.1 million, or $0.64 per share, during 2014 and $13.3 million, or $0.64 per share, during 2013. In December 2015, we declared a fourth quarter dividend totaling $2.4 million, or $0.12 per share, which was paid in January 2016. We currently intend to continue to distribute, out of assets legally available for distribution and as determined by our Board of Directors, in the form of quarterly distributions, a minimum of 90% of our annual investment company taxable income to our stockholders.

In March 2015, our Board of Directors authorized us to repurchase up to the remaining $2.4 million available to be repurchased under a previously approved plan, which was completed in the third quarter of 2015. See Note 8 to our consolidated financial statements.

We expect to fund our investments and our operations in 2016 from available cash, proceeds from realizations of existing investments and from borrowings under the Investment Facility or a successor credit facility. In the future, we may also fund a portion of our investments with issuances of equity or senior debt securities. We expect our primary use of funds to be investments in portfolio companies, cash distributions to holders of our common stock and payment of fees and other operating expenses. We believe we had sufficient assets to cover any obligations under our unfunded commitments as of December 31, 2015.

As of March 15, 2016, the total outstanding principal amount of our debt obligations under our Investment Facility is $67.5 million. This amount, along with accrued interest, will be due and payable upon expiration of our Investment Facility which is scheduled to expire on May 23, 2016. We are currently in the process of negotiating a new investment facility, which we expect to have in place prior to that date. However, if we do not have a new investment facility in place prior to that date, or if we are unable to extend our existing Investment Facility, we will consider a number of actions in order to increase our liquidity to levels sufficient to meet our debt obligations under the existing Investment Facility and any other anticipated cash needs for the 12 months ended December 31, 2016. These actions include: refinancing our debt obligations with other lenders, disposing of certain portfolio investments, and reducing other controllable cash outflows.
We believe we are able to take such actions in a manner that would enable us to meet our debt obligations and other cash needs through December 31, 2016. However, failure to successfully execute our liquidity plans or otherwise address our liquidity needs may have a material adverse effect on our business and financial position, and may materially affect our ability to continue as a going concern.
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

Credit Facilities and Borrowings

We are party to a $72.0 million Third Amended and Restated Revolving Credit Agreement, or the Investment Facility. The total amounts outstanding under the Investment Facility were $72.0 million and $52.0 million as of December 31, 2015 and December 31, 2014, respectively. Substantially all of our assets except our investments in U.S. Treasury Bills are collateral for the obligations under the Investment Facility. The Investment Facility matures on May 23, 2016, and bears interest, at our option, at either (i) LIBOR plus 325 to 475 basis points, or (ii) the base rate plus 225 to 375 basis points, both based on our amounts outstanding. As of December 31, 2015 and December 31, 2014, the average interest rate on our outstanding balance of $72.0 million and $52.0 million was 4.7% and 3.9%, respectively. There was no additional amount available for borrowing under the Investment Facility. We repaid $12.0 million of the balance outstanding under the Investment Facility in early January 2016. See Note 3, Credit Facilities and Borrowings, of our consolidated financial statements for additional information regarding the maturity of the current Investment Facility.

On December 22, 2015, we purchased $35.0 million of U.S. Treasury bills and contemporaneously entered into a repurchase arrangement with Bank of America Merrill Lynch, or BAML, to finance such purchase. Under the repurchase arrangement, we transferred $35.0 million of U.S. Treasury bills and $0.7 million of cash to BAML as collateral under the repurchase agreement. We repaid the amount borrowed under the repurchase agreement, and BAML returned to us the $0.7 million cash collateral, net of a $21.4 thousand financing fee, upon maturity of the U.S. Treasury bills on January 21, 2016. We account for the transfer of the U.S. Treasury bills under the repurchase agreement as a secured borrowing. As a result, the U.S. Treasury bills are recorded on our books as investments in U.S. Treasury bills, and the amount borrowed under the repurchase agreement is recorded as short-term debt at December 31, 2015.

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

Distributions
We have elected to operate our business to be taxed as a RIC for federal income tax purposes. As a RIC, we generally are not required to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we distribute to our stockholders as distributions. To maintain our RIC status, we must meet specific source-of-income and asset diversification requirements and distribute annually an amount equal to at least 90% of our “investment company taxable income” (which generally consists of ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, reduced by deductible expenses) and net tax-exempt interest. In order to avoid certain excise taxes imposed on RICs, we generally must distribute during each calendar year an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year (taking into account certain deferrals and elections), (2) 98.2% of our capital gain net income (i.e., realized capital gains in excess of realized capital losses) for the one-year period ended on October 31 of that calendar year, and (3) 100% of any ordinary income or capital gain net income not distributed in prior years and on which we did not pay corporate-level federal income taxes. We currently intend to make sufficient distributions to satisfy the annual distribution requirement and to avoid the excise taxes.

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
The tax characteristics of deemed distributions in 2015 represented $11.0 million from ordinary income, none from return of capital and none from capital gains. For tax purposes, 15% of the $2.4 million dividend declared in December 2015 and paid on January 8, 2016 was deemed to be distributed in 2015 and 85% was deemed to be distributed in 2016.

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
As of January 8, 2016, the date of our most recent dividend payment, holders of approximately 68,000 shares, or approximately 0.3% of the 20,172,392 outstanding shares, were participants in the DRIP plan. During 2015, we declared dividends totaling $0.48 per common share. During 2014, we declared dividends totaling $0.64 per common share.
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
The automatic reinvestment of dividends and distributions will not relieve a participant of any income tax liability associated with such dividend or distribution. A U.S. stockholder participating in the DRIP plan will be treated for U.S. federal income tax purposes as having received a dividend or distribution in an equal amount to the cash that the participant could have received instead of shares. The tax basis of such shares will equal the amount of such cash. In the case of newly issued shares under the dividend reinvestment plan, the dividend and tax basis will generally be the value of the issued shares. A participant will not realize any taxable income upon receipt of a certificate for whole shares credited to the participant’s account whether upon the participant’s request for a specified number of shares or upon termination of enrollment in the DRIP plan. Each participant will receive each year from us (or the applicable withholding agent) a Form 1099-DIV with respect to the U.S. federal income tax status of all dividends and distributions during the previous year.
A copy of our dividend reinvestment plan is available on our corporate website, www.ohainvestmentcorporation.com, in the investor relations section.
Portfolio Credit Quality

At December 31, 2015, most of our portfolio investments were in negotiated, and often illiquid, securities of middle market businesses, with a concentration in the energy industry. As of December 31, 2015, we had certain investments related to three portfolio companies on non-accrual status with an aggregate cost and fair value of $56.3 million and $12.8 million, respectively. Our investments in Contour and Spirit were placed on non-accrual status during the fourth quarter of 2014. Effective July 1, 2015, ATP was placed on non-accrual status based on estimated future production payments and income is recognized to the extent cash received. Our portfolio investments at fair value were approximately 73.0% and 88.2% of the related cost basis as of December 31, 2015 and December 31, 2014, respectively.

Non-accruing and non-income producing investments	December 31, 2015		December 31, 2014
(in thousands)	Cost	Fair Value	Cost	Fair Value

Non-accruing investments
ATP Oil & Gas Corporation/Bennu Oil & Gas, LLC (non-accrual cash basis July 2015)	$27,709	$11,845	$—	$—
Contour Highwall Holdings, LLC (non-accrual October 2014)	11,578	1,000	10,778	4,500
Spirit Resources, LLC - Tranche A (non-accrual November 2014)	4,621	—	5,464	1,450
Spirit Resources, LLC - Tranche B (non-accrual March 2014)	4,409	—	4,409	—
Total non-accruing investments	48,317	12,845	20,651	5,950

Non-income producing investments
Huff Energy Holdings, Inc. warrants and overriding royalty (after pay-out)	—	—	84	92
Myriant Corporation common stock and warrants	—	—	468	—
OHA/OCI Investments, LLC Class A Units	2,500	2,583	2,500	1,730
Spirit Resources, LLC preferred units	8,000	—	8,000	—
Total non-income producing investments	10,500	2,583	11,052	1,822
Total non-accruing and non-income producing investments	$58,817	$15,428	$31,703	$7,772

Critical Accounting Policies
Valuation of Investments
The 1940 Act requires the separate identification of investments according to the percentage ownership in a portfolio company’s outstanding voting securities. The percentages and categories are as follows:

•	Control investments — we generally own more than 25% of a portfolio company’s outstanding voting securities

•	Affiliate investments — we generally own 5% or more but not more than 25% of a portfolio company’s outstanding voting securities

•	Non-affiliate investments — we generally own less than 5% of a portfolio company’s outstanding voting securities

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

•
Third Party Valuation Activity. We may, at our discretion, retain an independent valuation firm to review any or all of the valuation analyses and fair value recommendations provided by the investment team of our investment advisor. Since December 31, 2014, our general practice is that we have an independent valuation firm review all Level 3 investments (those whose value is determined using significant unobservable inputs) with recommended fair values in excess of $10 million on a quarterly basis, and review all Level 3 investments with recommended fair values greater than zero at least annually to provide positive assurance on our valuations. With respect to our valuations as of December 31, 2015 and 2014, an independent valuation firm reviewed and assisted in valuations representing 61% and 70%, respectively, of the total fair value of our portfolio investments.

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

•
Final Valuation Determination. Our Board of Directors discusses the fair values recommended by the Audit Committee and determines the fair value of each investment in our portfolio, in good faith, based on the input of the investment team of our investment advisor, our Audit Committee and the independent valuation firm, if applicable.

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
For some of our securities, quoted prices in active markets for identical assets (Level 1 valuation inputs) or other significant observable inputs, including quoted prices of similar securities, interest rates, prepayments, credit risk, etc. (Level 2 valuation inputs) are readily available from independent sources and are used to value such securities. For other securities, there will be no readily available Level 1 or Level 2 pricing information, and therefore significant unobservable inputs (Level 3 valuation inputs), including the assumptions of OHA, must be relied upon in determining fair value for these securities.
If prices or quotes for securities are either not readily available, or a price or quote is deemed not reflective of the security’s fair market value, we employ a fair valuation technique for that security. In determining the fair value of a security, we may take into consideration (either individually or in combination) the financial condition and operating results of the underlying portfolio company, nature of the investment, restrictions on marketability, liquidity, market conditions, earnings multiple analyses using comparable companies, discounted cash flow analyses, appraisals, and other factors we deem appropriate.

We have a contingent earn-out investment which resulted from the sale of our investment in Alden Resources, LLC to Globe BG, LLC in July 2011. The amount of the payment, up to $6.8 million, is based on a formula involving the number of clean tons of coal produced multiplied by the difference between the company’s cost of production in 2010 and the cost of production during the optimal consecutive twelve-month period during the three-year period ended July 2014. The reporting and review mechanism to determine the ultimate value of the earn-out has not yet been completed. Globe has informally advised us that the company’s relative cost of production has not improved since July 2011, so we have recorded the value of the earn-out at zero.

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
We defer the recognition of upfront loan origination fees, and amortize them into interest income over the life of the security using the effective interest method. Upon the prepayment of a loan or debt security, we record any unamortized loan origination fees as interest income and we record any unamortized market premium or discount as a realized gain or loss on the investment. We record prepayment premiums on loans and securities as other income when we receive such amounts.
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
Payment-in-Kind Interest and Dividends

We have investments in our portfolio that contain payment-in-kind, or PIK, interest or dividend provisions. We compute PIK interest income or PIK dividend income at the contractual rate specified in each investment agreement, and we add that amount to the principal balance of the investment. For investments with PIK interest or PIK dividends, we calculate our income accruals on the principal balance plus any PIK amounts. If the portfolio company’s projected cash flows, further supported by estimated total enterprise value, are not sufficient to cover the contractual principal and interest or dividend amounts, as applicable, we do not accrue PIK interest income or PIK dividend income on the investment. To maintain our RIC status, we must pay out this non-cash income to stockholders in the form of distributions, even though we have not yet collected the cash. We recorded net PIK interest income of $1.4 million, $1.2 million and $1.6 million in 2015, 2014 and 2013, respectively. We recorded PIK dividend income of $1.3 million in 2015 from our investment in Castex Energy 2005, LP, and did not record any PIK dividend income in 2014 and 2013.
Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation
We measure realized gains on a security as the excess of the net amount realized from the sale or other disposition of such security over the amortized cost for the security. We measure realized losses on a security as the amount by which the net amount realized from the sale or other disposition of such security is less than the amortized cost of such security. We consider unamortized upfront fees and investments charged off during the year, net of recoveries, and we do not include previously recognized unrealized appreciation or depreciation.
We measure unrealized appreciation or depreciation on a security as the amount by which the fair value of such security exceeds or is less than the amortized cost of such security, as applicable. Net unrealized appreciation or depreciation for the period reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when we realize the settled gains or losses upon redemption.
We do not account for our commodity derivative instruments, if any, as hedging instruments for financial accounting purposes. Net unrealized appreciation or depreciation reflects the change in fair values during the reporting period including the reversal of previously recorded unrealized appreciation or depreciation when we realize the settled gains or losses.
Contractual Obligations and Off-Balance Sheet Arrangements

The following table summarizes our contractual payment obligations at December 31, 2015 (in thousands):

Revolving credit facilities(1)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Investment Facility	$—	$—	$—	$—	$—
Repurchase Agreement	34,300	34,300	—	—	—
Total	$34,300	$34,300	$—	$—	$—
(1) Excludes accrued interest amounts.
We have certain unused commitments to extend credit to our portfolio companies. Generally, these commitments have fixed expiration dates, and we do not expect to fund the entire amounts before they expire. Therefore, these commitment amounts do not necessarily represent future cash requirements, and we do not report the unused portions of these commitments on our Consolidated Balance Sheets. We did not have any unused credit commitments as of December 31, 2015 and we had $0.3 million as of December 31, 2014.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
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
Another facet of utilizing borrowed money to make investments is that our net investment income is dependent upon the difference, or spread, between the rate at which we borrow funds and the interest rate or effective yield at which we invest those funds. Our Investment Facility bears a variable interest rate without an interest rate floor, so any increase in interest rates will increase the cost of our borrowed funds. As of December 31, 2015 and 2014, excluding investments in U.S. Treasury Bills, approximately 49% and 63%, respectively, of our portfolio investments at fair value in our portfolio were at fixed rates, while approximately 51% and 37%, respectively, were at variable rates, generally with an interest rate floor. Thus, interest income from our portfolio investments will increase at a slower rate than the cost of our borrowed funds with an increase in interest rates until the interest rate floor are met, if at all. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act.
Assuming that our consolidated balance sheet as of December 31, 2015 were to remain constant and that no actions were taken to alter our current interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase/(decrease) in interest income	Increase/(decrease) in interest expense	Net increase/(decrease) in net investment income
Down 25 basis points	$—	$(180)	$180
Up 50 basis points	—	360	(360)
Up 100 basis points	332	720	(388)
Up 150 basis points	802	1,080	(278)
Up 200 basis points	1,271	1,440	(169)
Although we believe that this analysis is indicative of our existing sensitivity to interest rate changes, it does not adjust for changes in credit markets, the composition of our investment portfolio or other business developments (including borrowings under the Investment Facility), that affect net income.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of OHA Investment Corporation

We have audited the accompanying consolidated balance sheets of OHA Investment Corporation, including the consolidated schedules of investments, as of December 31, 2015 and 2014, the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2015, and the financial highlights for each of the four years in the period ended December 31, 2015. The consolidated financial highlights for the year ended December 31, 2011 were audited by predecessor auditors whose report dated March 9, 2012 expressed an unqualified opinion on those financial highlights. Our audits also included the financial statement schedule listed in the Index at Item 15(a), Schedule 12 - 14 Schedule of Investments In and Advances to Affiliates. These financial statements, financial highlights, and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements, financial highlights, and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and financial highlights. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of December 31, 2015 and 2014 by correspondence with the custodian and brokers or by other appropriate auditing procedures where replies from brokers were not received. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the consolidated financial position of OHA Investment Corporation at December 31, 2015 and 2014, and the consolidated results of its operations, changes in net assets, cash flows, and financial highlights for each of the four years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), OHA Investment Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Houston, Texas
March 15, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of OHA Investment Corporation

We have audited OHA Investment Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework (the COSO criteria). OHA Investment Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, OHA Investment Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of OHA Investment Corporation, including the consolidated schedule of investments, as of December 31, 2015 and 2014, the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2015, and the financial highlights for each of the four years in the period ended December 31, 2015, and our report dated March 15, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Houston, Texas
March 15, 2016

OHA INVESTMENT CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2015	December 31, 2014
Assets
Investments in portfolio securities at fair value
Control investments (cost: $28,608 and $28,661, respectively)	$1,000	$6,275
Affiliate investments (cost: $18,647 and $17,986, respectively)	18,893	17,430
Non-affiliate investments (cost: $192,012 and $153,100, respectively)	154,817	152,458
Total portfolio investments (cost: $239,267 and $199,747, respectively)	174,710	176,163
Investments in U.S. Treasury Bills at fair value (cost: $34,997 and $30,600, respectively)	34,997	30,600
Total investments	209,707	206,763
Cash and cash equivalents	15,554	31,455
Accounts receivable and other current assets	517	316
Interest receivable	2,248	2,090
Deferred loan costs and other prepaid assets	451	1,551
Total current assets	18,770	35,412
Total assets	$228,477	$242,175

Liabilities
Current liabilities
Due to broker	$5,226	$—
Distributions payable	2,421	3,299
Accounts payable and accrued expenses	1,962	1,908
Management and incentive fees payable	1,713	695
Income taxes payable	75	109
Repurchase agreement	34,300	—
Short-term debt	72,000	30,000
Total current liabilities	117,697	36,011
Long-term debt	—	52,000
Total liabilities	117,697	88,011
Commitments and contingencies (Note 7)
Net assets
Common stock, $.001 par value, 250,000,000 shares authorized; 20,172,392 and 20,616,422 shares issued and outstanding, respectively	20	21
Paid-in capital in excess of par	241,985	244,473
Undistributed net investment loss	(5,947)	(4,565)
Undistributed net realized capital loss	(63,838)	(65,298)
Net unrealized depreciation on investments	(61,440)	(20,467)
Total net assets	110,780	154,164
Total liabilities and net assets	$228,477	$242,175
Net asset value per share	$5.49	$7.48

(See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the year ended December 31,
	2015	2014	2013
Investment income:
Interest income:
Control investments	$—	$1,404	$2,012
Affiliate investments	2,597	2,311	5,094
Non-affiliate investments	14,127	13,737	16,605
Dividend income:
Non-affiliate investments	4,279	4,002	3,988
Royalty income, net of amortization:
Control investments	30	90	48
Non-affiliate investments	—	65	43
Other income	1,016	510	122
Total investment income	22,049	22,119	27,912
Operating expenses:
Interest expense and bank fees	3,480	2,119	3,239
Management and incentive fees	4,003	4,602	5,989
Costs related to strategic alternatives review	—	6,040	644
Professional fees, net of legal fees of $454, $1,591 and $3,205, respectively, related to ATP bankruptcy (See Note 7)	2,126	1,437	1,428
Other general and administrative expenses	2,399	4,614	3,945
Total operating expenses	12,008	18,812	15,245
Income tax provision, net	72	109	91
Net investment income	9,969	3,198	12,576
Realized and unrealized gain (loss) on investments:
Net realized capital gain (loss) on investments
Control investments	232	(325)	(464)
Affiliate investments	—	95	(3,336)
Non-affiliate investments	(450)	(12,198)	1,592
Provision for taxes on realized loss	—	(2)	(53)
Total net realized capital loss on investments	(218)	(12,430)	(2,261)
Net unrealized appreciation (depreciation) on investments
Control investments	(5,222)	(19,144)	(3,709)
Affiliate investments	802	(90)	2,661
Non-affiliate investments	(36,553)	6,235	(5,398)
Benefit for taxes on unrealized appreciation (depreciation) on investments	—	—	1
Total net unrealized depreciation on investments	(40,973)	(12,999)	(6,445)
Net increase (decrease) in net assets resulting from operations	$(31,222)	$(22,231)	$3,870
Net increase (decrease) in net assets resulting from operations per common share	$(1.54)	$(1.08)	$0.19

Distributions declared per common share	$0.48	$0.64	$0.64
Weighted average shares outstanding - basic and diluted	20,322	20,529	20,698
(See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
(in thousands, except per share data)

	For the year ended December 31,
	2015	2014	2013
Increase (decrease) in net assets from operations
Net investment income	$9,969	$3,198	$12,576
Net realized capital loss on investments	(218)	(12,430)	(2,261)
Net unrealized depreciation on investments	(40,973)	(12,999)	(6,445)
Net increase (decrease) in net assets resulting from operations	(31,222)	(22,231)	3,870
Distributions to common stockholders
Distributions from net investment income	(9,736)	(9,692)	(13,203)
Return of capital	—	(3,465)	—
Net decrease in net assets from distributions	(9,736)	(13,157)	(13,203)
Capital transactions
Acquisition of common stock under repurchase plan	(2,426)	—	(3,381)
Issuance of common stock to affiliate	—	1,000	—
Net increase (decrease) in net assets from capital transactions	(2,426)	1,000	(3,381)
Net decrease in net assets	(43,384)	(34,388)	(12,714)
Net assets, beginning of period	154,164	188,552	201,266
Net assets, end of period	$110,780	$154,164	$188,552
Net asset value per common share at end of period	$5.49	$7.48	$9.20
Common shares outstanding at end of period	20,172	20,616	20,499

(See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the year ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$(31,222)	$(22,231)	$3,870
Adjustments to reconcile net decrease in net assets resulting from operations to net cash attributable to operating activities:
Payment-in-kind interest and dividend	(2,669)	(1,158)	(1,636)
Net amortization of premiums, discounts and fees	(636)	(1,203)	(757)
Net realized capital loss on investments	218	12,428	2,208
Net unrealized depreciation on investments	40,973	12,999	6,446
Purchase of investments in portfolio securities	(74,423)	(39,681)	(98,690)
Proceeds from redemption of investments in portfolio securities	37,990	51,823	94,667
Purchase of investments in U.S. Treasury Bills	(142,801)	(171,571)	(183,999)
Proceeds from redemption of investments in U.S. Treasury Bills	138,404	186,971	184,000
Net deferred income tax benefit	—	—	(1)
Effects of changes in operating assets and liabilities:
Accounts receivable and other current assets	(201)	148	268
Interest receivable	(158)	307	(521)
Prepaid assets	1,100	1,542	(644)
Payables and accrued expenses	6,264	(79)	(401)
Net cash attributable to operating activities	(27,161)	30,295	4,810
Cash flows from financing activities:
Borrowings under revolving credit facilities	160,500	340,000	409,500
Borrowings under repurchase agreement	84,300	—	—
Repayments on revolving credit facilities	(170,500)	(356,000)	(416,000)
Repayments on repurchase agreement	(50,000)	—	—
Acquisition of common stock under repurchase plan	(2,426)	—	(3,381)
Proceeds from issuance of common stock to affiliate	—	1,000	—
Distributions to stockholders	(10,614)	(13,138)	(13,286)
Net cash attributable to financing activities	11,260	(28,138)	(23,167)
Net change in cash and cash equivalents	(15,901)	2,157	(18,357)
Cash and cash equivalents, beginning of period	31,455	29,298	47,655
Cash and cash equivalents, end of period	$15,554	$31,455	$29,298
Supplemental Disclosures:
Cash paid for interest	$2,123	$607	$1,940
Cash paid for taxes, net of refunds	$110	$98	$568

(See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2015
(in thousands, except share amounts and percentages)

Portfolio Company	Industry Segment	Investment(1)	Principal	Cost	Fair Value(2)

Control Investments - (More than 25% owned)
Contour Highwall Holdings, LLC	Coal Mining	Senior Secured Term Loan (12%, due 10/14/2015)(6)	$10,757	$10,778	$1,000
Contour Highwall Holdings, LLC	Coal Mining	Unsecured Promissory Note (6%, due 4/11/2016)(6)	800	800	—
Contour Highwall Holdings, LLC	Coal Mining	800 Membership Units representing 80% of the common equity(7)		—	—
Spirit Resources, LLC	Oil & Natural Gas Production and Development	Tranche A - Senior Secured Term Loan (greater of 8% or LIBOR+4.0%, due 4/28/2015)(6)	4,657	4,621	—
Spirit Resources, LLC	Oil & Natural Gas Production and Development	Tranche B - Senior Secured Term Loan (greater of 15% PIK or LIBOR+11.0%, due 10/28/2015)(6)	4,409	4,409	—
Spirit Resources, LLC	Oil & Natural Gas Production and Development	80,000 Preferred Units representing 100% of the outstanding equity		8,000	—
Subtotal Control Investments - (More than 25% owned)				$28,608	$1,000

Affiliate Investments - (5% to 25% owned)
OCI Holdings, LLC	Home Health Services	Subordinated Note (LIBOR+ 12.0% cash with a 1% floor plus 3% PIK, due 8/15/2018)(8)(9)	$16,310	$16,147	$16,310
OCI Holdings, LLC	Home Health Services	OHA/OCI Investments, LLC Class A Units representing 20.8% diluted ownership of OCI Holdings, LLC		2,500	2,583
Subtotal Affiliate Investments - (5% to 25% owned)				$18,647	$18,893

Non-affiliate Investments - (Less than 5% owned)
Castex Energy 2005, LP	Oil & Natural Gas Production and Development	Redeemable Preferred LP Units (current pay 8% cash, due 7/1/2016)(10)	$51,265	$51,273	$43,939
Appriss Holdings, Inc.	Information Services	Second Lien Term Loan (LIBOR+8.25% with a 1% floor, due 5/21/2021)	13,100	12,925	12,314
Kronos Incorporated	Software	Second Lien Term Loan (LIBOR+8.50% with a 1.25% floor, due 4/30/2020)(3)	12,000	12,145	11,985
ATP Oil & Gas Corporation/Bennu Oil & Gas, LLC	Oil & Natural Gas Production and Development	Limited Term Royalty Interest (notional rate of 13.2%)(11)(12)		27,709	11,845

OHA INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - Continued
December 31, 2015
(In thousands, except share amounts and percentages)

Portfolio Company	Industry Segment	Investment(1)	Principal	Cost	Fair Value(2)

Non-affiliate Investments - (Less than 5% owned) - Continued
WP Mustang (Electronic Funds Services, LLC)	Financial Services	Second Lien Term Loan (LIBOR+7.5% with a 1% floor, due 5/29/2022)(3)	$10,000	$9,843	$10,038
Royal Holdings, Inc.	Chemicals	Second Lien Term Loan (LIBOR+7.5% with a 1% floor, due June 19, 2023)(3)	10,000	9,926	9,850
Shoreline Energy, LLC	Oil & Natural Gas Production and Development	Second Lien Term Loan (greater of LIBOR+9.25% with a 1.25% floor plus 2.0% PIK, or prime+8.25%, due 3/30/2019)(13)	12,918	12,640	9,040
TIBCO Software, Inc.	Software	Senior Unsecured Notes (11.38% due 12/1/2021)(3)	10,100	9,707	8,446
KOVA International, Inc.	Medical Supplies Manufacturing and Distribution	Senior Subordinated Notes (12.75%, due 8/15/2018)	9,000	8,898	7,920
Stardust Financial Holdings (Hanson)	Building Materials	Second Lien Term Loan (LIBOR+9.5% with a 1% floor, due 3/13/2023)(3)	7,500	7,114	7,238
Gramercy Park CLO Ltd.(5)	Financial Services	Subordinated Notes, Residual Interest (11.95%, based on cost, due 7/17/2023)(3)	9,000	6,327	5,659
Berlin Packaging	Packaging	Second Lien Term Loan (LIBOR+6.75% with a 1% floor, due 10/1/2022)(3)	5,500	5,226	5,253
Talos Production, LLC	Oil & Natural Gas Production and Development	Senior Unsecured Notes (9.75%, due 2/15/2018)(3)	12,000	11,965	5,160
WASH Multifamily Acquisition, Inc.	Industrials - Laundry Equipment	Second Lien Term Loan (LIBOR+7.0% with a 1% floor, due May 14, 2023)(3)	3,404	3,380	3,225
Synarc-BioCore Holdings, LLC	Healthcare	First Lien Senior Secured Notes (7.75% due 3/10/2021)	2,400	2,342	2,340
Coinamatic Canada, Inc.(5)	Industrials - Laundry Equipment	Second Lien Term Loan (LIBOR+7.0% with a 1% floor, due May 14, 2023)(3)	596	592	565
Globe BG, LLC	Coal Production	Contingent earn-out related to July 2011 sale of royalty interests in Alden Resources, LLC(14)		—	—
Subtotal Non-affiliate Investments - (Less than 5% owned)				$192,012	$154,817
Subtotal Portfolio Investments (83.3% of total investments)				$239,267	$174,710

GOVERNMENT SECURITIES
U.S. Treasury Bills(4)			$35,000	$34,997	$34,997
Subtotal Government Securities (16.7% of total investments)				$34,997	$34,997

TOTAL INVESTMENTS				$274,264	$209,707

OHA INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - Continued
December 31, 2015
(In thousands, except share amounts and percentages)

NOTES TO CONSOLIDATED SCHEDULE OF INVESTMENTS

(1)
We pledged all of our portfolio investments, except our investments in U.S. Treasury Bills, as collateral for obligations under our Investment Facility. See Note 3 of Notes to Consolidated Financial Statements. Percentages represent interest rates in effect as of December 31, 2015, and due dates represent the contractual maturity dates. Warrants, common stock, units and earn-outs are non-income producing securities, unless otherwise stated.

(2)
The Audit Committee recommends fair values of each asset to our Board of Directors, which in good faith determines the final fair value for each investment. Fair value is determined using unobservable inputs (Level 3 hierarchy), unless otherwise stated. See Note 10 of Notes to Consolidated Financial Statements.

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

(9)
Effective December 31, 2015, we executed a fourth amendment to our note purchase and security agreement with OCI Holdings, LLC, or OCI, to waive several defaults and amend covenant limits in exchange for increases in OCI's interest to LIBOR+12% cash with a 1% floor, plus 3% PIK. Also, default interest of $0.1 million was added to the principal balance.

(10)
Upon redemption, we will receive the outstanding face amount of $50 million, any unpaid and accrued dividends, plus an option to elect to receive either: a) a cash payment resulting in a total 12% return (inclusive of the 8% cash distributions), or b) our pro rata share of 2% of the outstanding regular limited partner interests in Castex Energy 2005, LP (0.67% net to us). Amounts shown for principal and cost include PIK dividends that have been added to the principal balance.

(11)	Effective July 1, 2015, ATP was placed on non-accrual status based on estimated future production payments and income is recognized to the extent cash received.

(12)	For more information on ATP, refer to the discussion of the ATP litigation in Note 7 to the Consolidated Financial Statements.

(13)
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

OHA INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - Continued
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

OHA INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - Continued
December 31, 2014

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

(2)
The Audit Committee recommends fair values of each asset to our Board of Directors, which in good faith determines the final fair value for each investment. Fair value is determined using unobservable inputs (Level 3 hierarchy), unless otherwise stated. See Note 10 of Notes to Consolidated Financial Statements.

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

(6)	Non-accrual status.

(7)	Myriant Corporation warrants expired on August 15, 2015 and provided us the right to purchase 32,680 shares of Myriant Corporation common stock at a purchase price of $10.00 per share.

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

(9)
Upon redemption, we will receive the outstanding face amount of $50 million, any unpaid and accrued dividend, plus an option to elect to receive either: a) a cash payment resulting in a total 12% return (inclusive of the 8% cash distributions) or b) our pro rata share of 2% of the outstanding regular limited partner interests in Castex Energy 2005, LP (0.67% net to us).

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

(14)	Contour has not made its September 2014 through December 2014 interest payments on the Senior Secured Term Loan.

(15)	For more information, refer to the discussion of the ATP litigation in Note 7 to the Consolidated Financial Statements.

(16)	Spirit Resources, LLC, or Spirit, has not made its November 2014 through December 2014 interest payments on the Tranche A Senior Secured Term Loan.

(See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015
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

On September 30, 2014, our stockholders approved the appointment of Oak Hill Advisors, L.P., or OHA, as our new investment advisor, replacing NGP Investment Advisor, LP, which had been our investment advisor since our inception. In connection with this change in investment advisor, we changed our name from NGP Capital Resources Company to OHA Investment Corporation. OHA is a registered investment adviser under the 1940 Act. OHA acts as our investment advisor and administrator pursuant to an investment advisory agreement and an administration agreement, respectively, each dated as of September 30, 2014, which we refer to as the Investment Advisory Agreement and the Administration Agreement, respectively. See Note 5.

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
Going Concern

Our consolidated financial statements have been prepared assuming OHAI will continue as a going concern. Under that assumption, we expect that assets will be realized and liabilities will be satisfied in the normal course of business.

As of March 15, 2016, the total outstanding principal amount of our debt obligations under our Investment Facility is $67.5 million. This amount, along with accrued interest, will be due and payable upon expiration of our Investment Facility which is scheduled to expire on May 23, 2016. We are currently in the process of negotiating a new investment facility, which we expect to have in place prior to that date. However, if we do not have a new investment facility in place prior to that date, or if we are unable to extend our existing Investment Facility, we will consider a number of actions in order to increase our liquidity to levels sufficient to meet our debt obligations under the existing Investment Facility and any other anticipated cash needs for the 12 months ended December 31, 2016. These actions include: refinancing our debt obligations with other lenders, disposing of certain portfolio investments, and reducing other controllable cash outflows.

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2015

We believe we are able to take such actions in a manner that would enable us to meet our debt obligations and other cash needs through December 31, 2016. However, failure to successfully execute our liquidity plans or otherwise address our liquidity needs may have a material adverse effect on our business and financial position, and may materially affect our ability to continue as a going concern.
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

Reclassifications

Certain prior-period amounts have been reclassified to conform to the current-period presentation.

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

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2015

•	Investment Team Valuation. The investment professionals of our investment advisor prepare fair value recommendations for each investment.

•
Investment Team Valuation Documentation. The investment team documents and discusses its preliminary fair value recommendations with the investment committee and senior management of our investment advisor.

•
Third Party Valuation Activity. We may, at our discretion, retain an independent valuation firm to review any or all of the valuation analyses and fair value recommendations provided by the investment team of our investment advisor. Since December 31, 2014, our general practice is that we have an independent valuation firm review all Level 3 investments (those whose value is determined using significant unobservable inputs) with recommended fair values in excess of $10 million on a quarterly basis, and review all Level 3 investments with recommended fair values greater than zero at least annually to provide positive assurance on our valuations. With respect to our valuations as of December 31, 2015 and 2014, an independent valuation firm reviewed and assisted in valuations representing 61% and 70%, respectively, of the total fair value of our portfolio investments.

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

•
Final Valuation Determination. Our Board of Directors discusses the fair values recommended by the Audit Committee and determines the fair value of each investment in our portfolio, in good faith, based on the input of the investment team of our investment advisor, our Audit Committee and the independent valuation firm, if applicable.

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
For some of our securities, quoted prices in active markets for identical assets (Level 1 valuation inputs) or other significant observable inputs, including quoted prices of similar securities, interest rates, prepayments, credit risk, etc. (Level 2 valuation inputs) are readily available from independent sources and are used to value such securities. For other securities, there will be no readily available Level 1 or Level 2 pricing information, and therefore significant unobservable inputs (Level 3 valuation inputs), including the assumptions of OHA, must be relied upon in determining fair value for these securities.

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2015

If prices or quotes for securities are either not readily available, or a price or quote is deemed not reflective of the security’s fair market value, we employ a fair valuation technique for that security. In determining the fair value of a security, we may take into consideration (either individually or in combination) the financial condition and operating results of the underlying portfolio company, nature of the investment, restrictions on marketability, liquidity, market conditions, earnings multiple analyses using comparable companies, discounted cash flow analyses, appraisals, and other factors we deem appropriate.

We have a contingent earn-out investment which resulted from the sale of our investment in Alden Resources, LLC to Globe BG, LLC in July 2011. The amount of the payment, up to $6.8 million, is based on a formula involving the number of clean tons of coal produced multiplied by the difference between the company’s cost of production in 2010 and the cost of production during the optimal consecutive twelve-month period during the three-year period ended July 2014. The reporting and review mechanism to determine the ultimate value of the earn-out has not yet been completed. Globe has informally advised us that the company’s relative cost of production has not improved since July 2011, so we have recorded the value of the earn-out at zero.

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
We defer the recognition of upfront loan origination fees, and amortize them into interest income over the life of the security using the effective interest method. Upon the prepayment of a loan or debt security, we record any unamortized loan origination fees as interest income and we record any unamortized market premium or discount as a realized gain or loss on the investment. We record prepayment premiums on loans and securities as other income when we receive such amounts.
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
Payment-in-Kind Interest and Dividends

We have investments in our portfolio that contain payment-in-kind, or PIK, interest or dividend provisions. We compute PIK interest income or PIK dividend income at the contractual rate specified in each investment agreement, and we add that amount to the principal balance of the investment. For investments with PIK interest or PIK dividends, we calculate

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2015

our income accruals on the principal balance plus any PIK amounts. If the portfolio company’s projected cash flows, further supported by estimated total enterprise value, are not sufficient to cover the contractual principal and interest or dividend amounts, as applicable, we do not accrue PIK interest income or PIK dividend income on the investment. To maintain our RIC status, we must pay out this non-cash income to stockholders in the form of distributions, even though we have not yet collected the cash. We recorded net PIK interest income of $1.4 million, $1.2 million and $1.6 million in 2015, 2014 and 2013, respectively. We recorded PIK dividend income of $1.3 million in 2015 from our investment in Castex Energy 2005, LP, and did not record any PIK dividend income in 2014 and 2013.
Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation
We measure realized gains on a security as the excess of the net amount realized from the sale or other disposition of such security over the amortized cost for the security. We measure realized losses on a security as the amount by which the net amount realized from the sale or other disposition of such security is less than the amortized cost of such security. We consider unamortized upfront fees and investments charged off during the year, net of recoveries, and we do not include previously recognized unrealized appreciation or depreciation.
We measure unrealized appreciation or depreciation on a security as the amount by which the fair value of such security exceeds or is less than the amortized cost of such security, as applicable. Net unrealized appreciation or depreciation for the period reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when we realize the settled gains or losses upon redemption.
We do not account for our commodity derivative instruments, if any, as hedging instruments for financial accounting purposes. Net unrealized appreciation or depreciation reflects the change in fair values during the reporting period including the reversal of previously recorded unrealized appreciation or depreciation when we realize the settled gains or losses.
Fee Income Recognition
Fees primarily include financial advisory, transaction structuring, loan administration, commitment, amendment and prepayment fees. Financial advisory fees represent amounts received for providing advice and analysis to companies, and we recognize these fees as earned when we perform such services, provided collection is probable. Transaction structuring fees represent amounts received for structuring, financing and executing transactions and are generally payable only if the transaction closes. We defer such fees and accrete them into interest income over the life of the loan using the effective interest method. Commitment fees represent amounts received for committed funding and are generally payable whether the transaction closes or not. We defer commitment fees on transactions that close within the commitment period and accrete these fees into interest income over the life of the loan using the effective interest method. We record commitment fees on transactions that do not close in the month the commitment period expires. We recognize prepayment and loan administration fees when we receive them. During the years ended December 31, 2015, 2014 and 2013 we recorded the following amounts of fee income (in thousands):

	2015	2014	2013
Commitment fees forfeited	$—	$—	$113
Prepayment, amendment and loan administration fees	1,016	510	254
Commitment fees and discounts accreted and premiums amortized into income	634	1,218	761
Total fee income	$1,650	$1,728	$1,128

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

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2015

Declaration Date	Per Share Amount	Record Date	Payment Date
March 18, 2014	$0.16	March 31, 2014	April 7, 2014
June 10, 2014	0.16	June 30, 2014	July 7, 2014
September 11, 2014	0.16	September 30, 2014	October 7, 2014
December 17, 2014	0.16	December 31, 2014	January 9, 2015
March 3, 2015	0.12	March 31, 2015	April 8, 2015
June 10, 2015	0.12	June 30, 2015	July 9, 2015
September 17, 2015	0.12	September 30, 2015	October 7, 2015
December 11, 2015	0.12	December 31, 2015	January 8, 2016
We determine the tax characteristics of our dividend distributions as of the end of the fiscal year, based on the taxable income for the full year and distributions paid during the year. Taxable income available for distribution differs from consolidated net investment income under GAAP due to (i) temporary and permanent differences in income and expense recognition, (ii) capital gains and losses, (iii) activity at taxable subsidiaries, and (iv) the timing and period of recognition regarding dividends declared in December of one year and paid in January of the following year. The tax characteristics of deemed distributions in 2015 represented $11.0 million from ordinary income, none from return of capital and none from capital gains. For tax purposes, 15% of the $2.4 million dividend declared in December 2015 and paid on January 8, 2016 was deemed to be distributed in 2015 and 85% was deemed to be distributed in 2016. The tax characteristics of deemed distributions in 2014 represented $7.1 million from ordinary income, $3.5 million from return of capital and none from capital gains. For tax purposes, 100% of the $3.3 million dividend declared in December 2014 and paid on January 9, 2015 was deemed to be distributed in 2015.
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
The table below summarizes recent participation in our dividend reinvestment plan (in thousands, except percentages and price per share):

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2015

Dividend	Participating Shares	Percentage of Outstanding Shares	Total Distribution	Cash Dividends	Common Stock Dividends
					Purchased in Open Market	Price per Share
March 2014	1,217,000	5.9%	3,280	3,085	195	6.68
June 2014	1,136,000	5.5%	3,280	3,098	182	6.60
September 2014	1,476,000	7.2%	3,299	3,063	236	6.32
December 2014	238,000	1.2%	3,299	3,261	38	4.79
March 2015	71,000	0.3%	2,465	2,457	8	5.39
June 2015	59,000	0.3%	2,609	2,602	7	5.73
September 2015	61,000	0.3%	2,609	2,602	7	4.74
December 2015	68,000	0.3%	2,609	2,601	8	4.21
Income Taxes
For federal income tax purposes, we operate so as to qualify as a RIC under Subchapter M of Chapter 1 of the Code. As a RIC, we are generally not subject to corporate-level U.S. federal income taxes on the portion of our investment company taxable income and net capital gain (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) that we distribute to our stockholders. We have distributed and intend to distribute sufficient dividends to eliminate taxable income. We may also be subject to federal excise tax if we do not distribute an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year (taking into account certain deferrals and elections), (2) 98.2% of our capital gain net income, computed for the one year period ended October 31 of that calendar year, and (3) 100% of any ordinary income or capital gain net income not distributed or taxed in prior years. Dividends to stockholders are recorded on the ex-dividend date. We currently intend to make sufficient distributions each year to maintain our status as a RIC for federal income tax purposes and to avoid excise taxes.
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
Recent Accounting Pronouncements
In August, 2014, the FASB released Accounting Standards Update 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40), or ASU 2014-15. ASU 2014-15 requires the Company to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within the one year period subsequent to the date that the financial statements are issued or within the one year period subsequent the date that the financial statements are available to be issued. ASU 2014-15 becomes effective for fiscal periods ending after December 15, 2016; however, early adoption is permitted. The Company has not elected to early adopt ASU 2015-15 and is considering its effects upon the financial statements.
In April 2015, the FASB issued ASU 2015-03 Interest - Imputation of Interest (“ASU 2015-03”). The pronouncement requires that debt issuance costs related to a recognized debt liability be presented in the consolidated statement of assets and liabilities as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendment becomes effective for financial statements issued for fiscal years that begin after December 15, 2015. ASU 2015-03 may be early adopted and applied retroactively. The Company has not elected to early adopt ASU 2015-03 and is considering its effects upon the financial statements.

Note 3: Credit Facilities and Borrowings

We are party to a $72.0 million Third Amended and Restated Revolving Credit Agreement, or the Investment Facility, dated May 23, 2013, as amended. The total amount outstanding under the Investment Facility was $72.0 million and $52.0 million as of December 31, 2015 and December 31, 2014, respectively. Substantially all of our assets, except our investments in U.S. Treasury Bills, are pledged as collateral for the obligations under the Investment Facility. On September 29, 2014, we amended the Investment Facility to permit the appointment of OHA as our investment advisor. The Investment Facility matures on May 23, 2016 and bears interest, at our option, at either (i) LIBOR plus 325 to 475 basis points, or (ii) the base rate plus 225 to 375 basis points, both based on our amounts outstanding. As of December 31, 2015, the average interest rate on our outstanding balance of $72.0 million was 4.7%, and there was no additional amount available for borrowing under the Investment Facility. We repaid $12.0 million of the balance outstanding under the Investment Facility in early January 2016.

As of March 15, 2016, the total outstanding principal amount of our debt obligations under our Investment Facility is $67.5 million. This amount, along with accrued interest, will be due and payable upon expiration of our Investment Facility which is scheduled to expire on May 23, 2016. We are currently in the process of negotiating a new investment facility, which we expect to have in place prior to that date. However, if we do not have a new investment facility in place prior to that date, or if we are unable to extend our existing Investment Facility, we will consider a number of actions in order to increase our liquidity to levels sufficient to meet our debt obligations under the existing Investment Facility and any other anticipated cash

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2015

needs for the 12 months ended December 31, 2016. These actions include: refinancing our debt obligations with other lenders, disposing of certain portfolio investments, and reducing other controllable cash outflows.

We believe we are able to take such actions in a manner that would enable us to meet our debt obligations and other cash needs through December 31, 2016. However, failure to successfully execute our liquidity plans or otherwise address our liquidity needs may have a material adverse effect on our business and financial position, and may materially affect our ability to continue as a going concern.

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

The Investment Facility contains and the Treasury Facility did contain affirmative and reporting covenants and certain financial ratio and restrictive covenants. We have complied with these covenants throughout 2015 and 2014 and had no existing defaults or events of default under either facility. The most restrictive covenants, with terms as defined in the credit agreements, are (these restrictive covenants apply to both the Investment Facility and the Treasury Facility, unless otherwise noted):

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

On December 22, 2015, we purchased $35.0 million of U.S. Treasury bills and contemporaneously entered into a repurchase arrangement with Bank of America Merrill Lynch, or BAML, to finance such purchase. Under the repurchase arrangement, we transferred $35.0 million of U.S. Treasury bills and $0.7 million of cash to BAML as collateral under the repurchase agreement. We repaid the amount borrowed under the repurchase agreement, and BAML returned to us the $0.7 million cash collateral, net of a $21.4 thousand financing fee, upon maturity of the U.S. Treasury bills on January 21, 2016. We account for the transfer of the U.S. Treasury bills under the repurchase agreement as a secured borrowing. As a result, the U.S. Treasury bills are recorded on our books as investments in U.S. Treasury bills, and the amount borrowed under the repurchase agreement is recorded as short-term debt at December 31, 2015.
Our average amount of debt outstanding during 2015 was $52.2 million and the average interest rate was 4.1%. During the years ended December 31, 2015, 2014 and 2013, interest expense and bank fees included the following (in thousands):

	2015	2014	2013
Interest expense on borrowed amounts	$2,115	$643	$1,912
Commitment fees on unborrowed amounts	179	386	230
Amortization of deferred loan costs	1,145	1,053	1,053
Bank service charges	41	37	44
	$3,480	$2,119	$3,239

Note 4: Common Stock

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2015

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
On September 30, 2014, in connection with the appointment of OHA as our investment advisor, we completed the private sale of $1.0 million in aggregate purchase price of our common stock at an offering price of $8.53 per share, for a total of 117,234 shares, to an affiliate of OHA, pursuant to the stock purchase and transaction agreement dated July 21, 2014, by and among us, OHA and the affiliate. The price per share paid by the affiliate was the net asset value per share established by our previous board of directors as of a date within 48 hours prior to the purchase, excluding the impact of certain transaction and closing expenses, and represented a 38% premium to the market price per share on such date. The OHA affiliate also executed a stock purchase plan in accordance with Rule 10b-5-1 of the Securities Exchange Act of 1934, pursuant to which it committed to purchase, from time to time during the 12-month period ending September 30, 2015, through open market purchases, additional shares of our common stock having an aggregate purchase price of $4 million. During the fourth quarter of 2014, the OHA affiliate fulfilled its obligations under this plan, purchasing an aggregate of 696,198 shares of our common stock in the open market at an average price of $5.75 per share, totaling $4.0 million.

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

Base Management Fee: The base management fee is paid quarterly in arrears, and is calculated by multiplying the average value of our total assets (excluding cash, cash equivalents and U.S. Treasury Bills that are purchased with borrowed funds solely for the purpose of satisfying quarter-end diversification requirements related to our election to be taxed as a RIC under the Code), as of the end of the two immediately prior fiscal quarters, by a rate of 1.75% per annum, with a 0.25% reduction in this 1.75% annual rate for the first year following September 30, 2014. For the year ended December 31, 2015, we incurred $3.0 million in base management fees.

Incentive Fee: The incentive fee consists of two parts. The first part, the investment income incentive fee, is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the fiscal quarter for which the fee is being calculated. Pre-incentive fee net investment income means interest income, dividend income, royalty payments, net profits interest payments, and any other income (including any other fees, such as commitment, origination, syndication, structuring, diligence, monitoring and consulting fees or other fees that we receive from portfolio companies) accrued during the fiscal quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement, and any interest expense and distributions paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income that we have not yet received in cash. Accordingly, we may pay an incentive fee based partly on accrued investment income, the collection of which is uncertain or deferred. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses, or unrealized capital appreciation or depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets (defined as total assets less liabilities at the end of the immediately preceding fiscal quarter) is compared to a “hurdle rate” of 1.75% per quarter (7% annualized). OHA receives no incentive fee for any fiscal quarter in which our pre-incentive fee net investment income does not exceed the hurdle

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2015

rate. OHA receives an incentive fee equal to 100% of our pre-incentive fee net investment income for any fiscal quarter in which our pre-incentive fee net investment income exceeds the hurdle rate but is less than 2.1875% (8.75% annualized) of net assets (also referred to as the “catch up” provision) plus 20% of our pre-incentive fee net investment income for such fiscal quarter greater than 2.1875% (8.75% annualized) of net assets. For the year ended December 31, 2015, we incurred $1.0 million in incentive fees. We did not incur any investment income incentive fee in the fourth quarter of 2014.

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

The Investment Advisory Agreement may be terminated at any time, without the payment of any penalty, by a vote of our Board of Directors or a vote of the holders of at least a majority of our outstanding voting securities (within the meaning of the 1940 Act) on 60 days’ written notice to OHA, and would automatically terminate in the event of its “assignment” (within the meaning of the 1940 Act). OHA may terminate the Investment Advisory Agreement without penalty by providing us at least than 60 days’ written notice. Pursuant to the Investment Advisory Agreement, OHA pays the compensation expense of its investment professionals, who provide management and investment advisory services to us. We bear all other costs and expenses of our operations and transactions.

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

Incentive Fee: The incentive fee under the previous investment advisory agreement consisted of two parts. We calculated the first part of the incentive fee, the investment income incentive fee, as 20% of the excess, if any, of our net investment income for the quarter that exceeded a quarterly hurdle rate equal to 2% (8% annualized) of our net assets, with no “catch up” provision. We calculated and paid this investment income incentive fee quarterly in arrears. For the purpose of this fee calculation, net investment income was defined similarly to that under the Investment Advisory Agreement. We did not incur any investment income incentive fees in 2014 under the previous investment advisory agreement. For the year ended December 31, 2013, we incurred investment income incentive fees totaling $0.4 million.

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

Administration Agreement

On September 30, 2014, we entered into the Administration Agreement with OHA pursuant to which OHA replaced NGP Administration, LLC as our administrator and furnishes us with certain administrative services, personnel and facilities. The Administration Agreement has an initial term ending on September 30, 2016. Payments under the Administration Agreement are equal to our allocable portion of OHA’s overhead in performing its obligations under the Administration

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2015

Agreement, including all administrative services necessary for our operation and the conduct of our business. The aggregate amount of certain costs and expenses payable by us under the Investment Advisory Agreement and the Administration Agreement for the period from October 1, 2014 to September 30, 2015 shall not exceed $2.5 million, or the Cap; provided that interest expense and bank fees, management and incentive fees, legal and professional fees, insurance expenses, taxes and costs related to the change in investment advisor are not subject to the Cap. Following the expiration of the Cap period, we completed the reconciliation of the related costs and expenses which resulted in approximately $0.5 million credit from OHA and is reflected in general and administrative expenses as of December 31, 2015. The Administration Agreement may be terminated at any time, without penalty, by a vote of our Board of Directors or by OHA upon 60 days’ written notice to the other party.

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

We owed $0.2 million and $0.2 million to OHA under the Administration Agreement as of December 31, 2015 and December 31, 2014, respectively, for expenses incurred on our behalf for the final month of the respective quarterly period. We include these amounts in accounts payable and accrued expenses on our consolidated balance sheets.

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
Tax years 2011 through 2014 with respect to the Company and our Taxable Subsidiaries are open to future IRS examination. Our Taxable Subsidiaries have federal net operating loss carryforwards of $43.2 million that expire in various years through 2035.
Deferred income tax expense (benefit) results from temporary differences in the recognition of income and expenses for financial reporting purposes and for income tax purposes. The significant components of the income tax effects of these temporary differences, representing deferred income tax assets and liabilities are as follows (in thousands):

	December 31,
	2015	2014
Deferred tax assets
Net operating loss carryforwards	$15,276	$10,817
Unrealized losses, net	5,529	1,799
AMT credit carryforward	632	632
Total gross deferred tax assets	21,437	13,248
Less valuation allowance	(14,621)	(10,940)
Net deferred tax assets	6,816	2,308
Deferred tax liabilities
Investment in partnerships-Federal	(6,816)	(2,308)
Total gross deferred tax liabilities	(6,816)	(2,308)
Net deferred tax assets (liabilities)	$—	$—
Federal and state income tax provisions (benefits) on net investment income, capital gains (losses) and unrealized appreciation (depreciation) on investments are as follows (in thousands):

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2015

	Year Ended December 31,
	2015	2014	2013
Current:
U.S. federal – capital (AMT)	$—	$2	$53
State – net investment income	72	109	91
	$72	$111	$144
Deferred:
U.S. federal – unrealized	$—	$—	$(1)
Total	$72	$111	$143
Actual income tax expense differs from income tax expense computed by applying the U.S. federal statutory corporate rate of 34% to net investment income before provision for income taxes. These differences and the differences between the statutory federal tax rate and the effective income tax rate were as follows (in thousands, except percentages):

	Year Ended December 31,
	2015		2014		2013
Net income (loss) before taxes	$(31,425)		$(22,120)		$4,013
Provision (benefit) at the statutory rate	(10,685)	34%	(7,521)	34%	1,364	34%
Increase (decrease) in provision resulting from:
RIC loss (income) not subject to income taxes	6,995	(22)%	6,546	(30)%	(2,361)	(59)%
State income taxes, net of federal benefit	63	—%	94	—%	76	2%
Valuation allowance	3,702	(12)%	994	(5)%	1,064	27%
Other	(3)	—%	(2)	—%	—	—%
Total income tax provision (benefit), net	$72	—%	$111	(1)%	$143	4%
Effective tax rate	—%		(1)%		4%
Note 7: Commitments and Contingencies
As of December 31, 2015, we had investments in or commitments to fund investments to 19 portfolio companies totaling $239.3 million. As of December 31, 2014, we had investments in or commitments to fund investments to 15 portfolio companies totaling $202.8 million.

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

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2015

proceeding, other than those described below, individually or in the aggregate, would be material to our business, financial condition or cash flows.

ATP Litigation. On August 17, 2012, ATP Oil & Gas Corporation, or ATP, filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Texas. Prior to the bankruptcy filing, we purchased limited term overriding royalty interests, or ORRIs, in certain offshore oil and gas producing properties operated by ATP (generally, the Gomez and Telemark properties). Credit Suisse, AG, or CS, and The Bank of New York Mellon Trust Company, N.A., or BONY, which held mortgages on ATP’s interests in the Gomez and Telemark properties at the time of the conveyances, executed certain Acts of Subordination of their liens in favor of OHAI. On August 23, 2012, on a motion filed by ATP, the bankruptcy judge presiding over ATP’s case signed an order (Bankr. Dkt. No. 191) requiring ATP to pay amounts received after August 17, 2012 to those parties it believes are entitled to receive them, including the ORRI holders, provided that the ORRI holders execute a disgorgement agreement providing for the repayment of any amounts that the bankruptcy court later finds to have been inappropriately paid. We executed the disgorgement agreement and began receiving monthly distributions in September 2012 from ATP of our share of production proceeds received by ATP after August 17, 2012. As of December 31, 2015, our unrecovered investment was $28.6 million, and we had received aggregate production payments of $35.4 million subject to the disgorgement agreement; both of these amounts are the subject of disputes in the litigation described herein.

As of December 31, 2015, we had incurred legal and consulting fees totaling $5.3 million in connection with the enforcement of our rights under the ORRIs. On various occasions, we have provided notice that such legal expenses will be added to our unrecovered investment balance to the extent they are not reimbursed. To date, we have not received any payments on account of legal expenses aside from our receipt of regular monthly production payments. As a result, we add our legal expenses to the unrecovered investment balance in accordance with our transaction documents. As of December 31, 2015, $5.0 million of the $5.3 million in legal and consulting fees have been added to, and are thus included in, the unrecovered investment balance under the terms of our transaction documents. The remaining amounts of legal and consulting fees, totaling $0.3 million and $0.1 million as of December 31, 2015 and December 31, 2014, respectively, are included in accounts receivable and other current assets on our consolidated balance sheets and are, thus, not included in the unrecovered investment balance as of such dates.

On October 17, 2012, we filed a lawsuit against ATP styled: OHA Investment Corporation v. ATP Oil & Gas Corporation, Adv. Proc. No. 12-03443, in the U.S. Bankruptcy Court for the Southern District of Texas, seeking a declaration that the ORRIs are our property and not property of ATP and that the conveyance and purchase and sale documents are not executory contracts that may be rejected in order to remove or recharacterize our interests in the properties (the “Adversary Proceeding”). ATP filed an answer and counterclaim in which it (a) denies that the ORRIs are valid and enforceable, (b) seeks a declaration that (i) the ORRIs are a financing agreement and not a true sale and (ii) the ORRIs are executory contracts that are subject to rejection under section 365 of the Bankruptcy Code, and (c) seeks disgorgement from us of amounts paid to us since August 17, 2012, the date of filing of ATP’s Chapter 11 proceeding. The United States, on behalf of the Department of the Interior, intervened in the Adversary Proceeding, arguing that the underlying leases are unexpired leases of real property or executory contracts (and not real property conveyances) and are subject to rejection by ATP. Certain service companies claiming statutory liens or privileges have intervened in the Adversary Proceeding for the purposes of establishing that their alleged statutory liens and privileges are superior to our rights and asserting related claims for disgorgement of proceeds paid to us by ATP. BONY, the secondary lien holder, has also intervened, arguing (i) the ORRIs are a financing agreement and not a true sale, (ii) our claims are barred, waived, released and/or otherwise foreclosed by the express terms of the conveyance of the ORRIs, and (iii) either we have not met a condition precedent or we failed to perform or substantially perform our contractual obligations. The issues in the Adversary Proceeding have been bifurcated such that the issues of (i) whether the conveyances and transactions between us and ATP constituted outright transfers of ownership and (ii) whether the conveyances are executory contracts or leases that ATP may reject, will be tried first as “Phase 1” of the legal proceedings. Any additional claims, including the service company statutory lien claims and related issues, will be decided later in “Phase 2.” This lawsuit is currently pending. We have entered into certain settlement agreements, discussed further below to resolve Phase 1 of the Adversary Proceeding.

On June 13, 2013, the bankruptcy court entered an order (Bankr. Dkt. No. 1999) approving ATP’s request (set forth in Bankr. Dkt. No. 1902) to reject and/or abandon and relinquish its interests in the Gomez properties. Consequently, we no longer receive payments attributable to the Gomez properties.

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2015

In connection with an auction and various proceedings in the bankruptcy case, CS, as administrative and collateral agent to those lenders who are parties to that certain Senior Secured Super Priority Priming Debtor in Possession Credit Agreement dated August 29, 2012, or the DIP Lenders, submitted a Credit Bid - or bid based on a reduction in the amount of ATP’s outstanding indebtedness to CS - to purchase the Telemark properties and certain other assets. On October 17, 2013, the bankruptcy court entered its Final Sale Order approving the sale (Bankr. Dkt. No. 2706) to Bennu Oil & Gas, LLC, or Bennu, a newly formed company owned by the DIP Lenders. The assets purchased included claims asserted by ATP in our pending Adversary Proceeding.

On May 20, 2014, Bennu substituted into the Adversary Proceeding for ATP with respect to any claims that relate to assets purchased from ATP.

On June 26, 2014, the bankruptcy court entered an order converting ATP’s bankruptcy case to a case under Chapter 7 of the U.S. Bankruptcy Code. Rodney D. Tow was appointed as Chapter 7 Trustee of ATP’s bankruptcy estate.

On September 3, 2014, Bennu filed a Motion to Dismiss claims between Bennu and us. In connection with the Motion to Dismiss, Bennu stated that it does not desire to pursue affirmative claims against us for recharacterization or disgorgement, and it disclaimed any intention to sue us regarding the characterization of the ORRIs. The Motion to Dismiss led to a series of disputes between us, Bennu, and the Trustee regarding who owns and/or holds the right prosecute and finally resolve the claims that were asserted by ATP against us. On January 28, 2015, the bankruptcy court entered an order (Adv. Dkt. No. 236), which determined, among other things, that Bennu has the exclusive right to seek to recharacterize the ORRIs as something other than a vested ownership in hydrocarbons to be produced. It also determined that (i) the Trustee has the exclusive right to seek to avoid payments made to OHAI under sections 544, 547 and 548 of the Bankruptcy Code and (ii) the Trustee may only pursue claims under section 549 that were not purchased by Bennu. On February 24, 2015, the Trustee filed an Amended Counterclaim against us which sought to avoid and recover alleged preferential transfers in the amount of $3.4 million. The Amended Counterclaim also sought to avoid post-petition royalty payments made to us from the Gomez Properties in the amount of $9.6 million and from the Telemark Properties in the amount of $13.4 million. As a result of the Amended Complaint, additional motions were filed by us and Bennu challenging the Trustee's right to bring the claims.

     On April 30, 2015, we and Bennu filed an Expedited Joint Motion to Enter Agreed Judgment (Adv. Dkt. No. 251), seeking entry of an Agreed Judgment determining that, among other things, the ORRIs are a real property interest and a “production payment” within the meaning of Sections 101(42A) and 541(b) of the United States Bankruptcy Code, and that the ORRIs are not and never were property of ATP’s bankruptcy estate. In connection with the Joint Motion, we entered into a Settlement and Release Agreement with Bennu pursuant to which, in exchange for Bennu agreeing to execute and seek entry of the Agreed Judgment, we agreed to withdraw and/or release Bennu from certain claims primarily relating to our claim for breach of the Acts of Subordination which were executed by CS in connection with the conveyance of the ORRIs. Our agreed release of Bennu was contingent upon the bankruptcy court’s entry of the Agreed Judgment. The proposed Agreed Judgment does not address any disputes between us and Bennu with respect to the terms of the ORRIs, including those relating to the treatment of our legal fees, default interest, or the claims asserted by the statutory lien claimants.

The Trustee filed an Objection to the Joint Motion to Enter Agreed Judgment (Adv. Dkt. No. 253), and on May 21, 2015, the Court conducted a hearing on our and Bennu's motions challenging the Trustee’s Amended Counterclaim and the Expedited Joint Motion to Enter Agreed Judgment. At the hearing, the Court announced its decision to dismiss the claim asserted by the Trustee to avoid post-petition royalty payments made to us from the Telemark properties. With respect to the remaining claims asserted in the Trustee’s Amended Counterclaim, the Court took our motion and Bennu’s motions under advisement. With respect to the Expedited Joint Motion to Enter Agreed Judgment, the Court indicated that it could not enter the Agreed Judgment in the Adversary Proceeding as long as the Trustee remains a party with pending claims. As a result, the Court abated the Expedited Joint Motion to Enter Agreed Judgment, pending further submission by us and Bennu.

      On October 14, 2015, we entered into a Stipulation of Settlement and Release with the Trustee, Bennu and CS, as agent to the DIP Lenders (Adv. Dkt. No. 270, 271). Pursuant to the Stipulation, in exchange for a cash payment of $335,000 and a $3.0 million reduction/credit on the outstanding indebtedness owed by ATP to CS, the Trustee agreed (i) to dismiss any and all claims against us with prejudice, (ii) to release us from any and all claims of any nature; and (iii), among other things, that he shall not contest that the ORRIs are a real property interest and a “production payment” within the meaning of Sections 101(42A) and 541(b) of the United States Bankruptcy Code, and that the ORRIs are not and never were property of ATP’s bankruptcy estate. The Trustee is deemed to have transferred to CS any rights he holds in section 549 claims, and CS and the

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2015

DIP Lenders are, in turn, releasing us from such claims. In exchange for the agreements of the Trustee and CS, we agreed to prosecute a motion to dismiss our claims against the Trustee without prejudice. Our separate Settlement and Release Agreement with Bennu remains in effect, and we have released CS and the DIP Lenders from any claims relating to the ORRIs and our transaction documents, including the Acts of Subordination. On December 14, 2015, the Court entered its order approving the Stipulation, and it dismissed the Trustee’s claims with prejudice. On December 16, 2015, we filed a Motion to Dismiss Claims Against ATP Without Prejudice, and our Motion for Agreed Judgment was reset. On February 4, 2016, our Motion for Agreed Judgment was granted, and an Agreed Final Judgment [Adv. Dkt. No. 276] was entered determining that, among other things, the ORRIs are a real property interest and a “production payment” within the meaning of Sections 101(42A) and 541(b) of the United States Bankruptcy Code. Likewise, our Motion to Dismiss Claims Against ATP Without Prejudice was granted The Agreed Judgment resolves Phase 1 of the Adversary Proceeding and should not negatively affect our rights in Phase 2, which should principally relate to the statutory lien claims and the proper calculation regarding the royalty payments necessary to cause termination of the ORRIs.

On February 3, 2016, we filed our Amended Motion to Dismiss the Complaints in Intervention Filed by the Statutory Lien Claimants [Adv. Dkt. No. 274]. And, on February 4, 2016, the Court set a briefing schedule and a hearing date of March 24, 2016 on our Amended Motion to Dismiss. We also filed a Motion to Withdraw the Reference of the Phase II Claims from the Bankruptcy Court to the District Court [Adv. Dkt. No. 278].

Through December 31, 2015, we received post-petition royalty payments from the Gomez properties and the Telemark properties in the amount of $8.3 million and $27.1 million, respectively. It is estimated that the statutory lien claims asserted by intervenors in the Adversary Proceeding against our ORRIs are in the principal amount of approximately $35.2 million. At this time, we estimate that there are potential statutory lien claims (including the claims of the intervenors in the Adversary Proceeding, without regard to the validity of such claims) in the principal amount of approximately $54.2 million. We have or will assert that we have viable defenses with respect to all of the claims of the statutory lien claimants or any other claim which seeks to avoid or disgorge any pre-petition or post-petition royalty payment which we received in respect of the Telemark or Gomez properties. In the event we do not prevail on our defenses to the statutory lien claims or any other claim seeking to avoid or disgorge pre-petition or post-petition royalty payments, we contend that, pursuant to the terms of our transaction documents, we are entitled to include any amounts disgorged on account of any such claims into the unrecovered investment balance of our ORRIs. Moreover, to the extent we do not prevail on our defenses to any action brought by the holder of a statutory lien claim, we contend that we would be permitted to seek contribution from other ORRI and net profits interest holders with respect to any disgorged amounts.

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

Note 8: Dividends and Distributions
We declared dividends for the year ended December 31, 2015 and December 31, 2014 totaling $9.7 million, or $0.48 per share, and $13.2 million, or $0.64 per share, respectively. The tax characteristics of deemed distributions in 2015 represented $11.0 million from ordinary income, none from return of capital and none from capital gains. The tax characteristics of deemed distributions in 2014 represented $7.1 million from ordinary income, $3.5 million from return of capital and none from capital gains. For tax purposes, 15% of the $2.4 million dividend declared in December 2015 and paid on January 8, 2016 was deemed to be distributed in 2015 and 85% was deemed to be distributed in 2016. Also, the $3.3 million dividend declared in December 2014 and paid on January 9, 2015 was deemed to be distributed in 2015 for tax purposes.
The following table summarizes the differences between financial statement net increase in net assets resulting from operations and taxable income available for distribution to stockholders for the years ended December 31, 2015, 2014 and 2013 (in thousands):

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2015

	Year Ended December 31,
	2015	2014	2013
Net increase (decrease) in net assets resulting from operations	$(31,222)	$(22,231)	$3,870
Adjustments:
Net change in unrealized (appreciation) depreciation, net of income tax (benefit) provision	40,973	12,999	6,445
Net amortization of insurance premiums	—	727	—
Net revenue, income and expenses from Taxable Subsidiaries	(472)	(92)	34
Realized (gain) loss of Taxable Subsidiaries	441	252	(1,575)
Realized (gain) loss offset by capital loss carryforwards	(222)	12,175	3,783
Defaulted loan interest	2,209	1,055	—
Costs related to strategic alternatives review	(615)	1,947	—
Income from investment in Passive Foreign Investment Company	(96)	96	—
Reclassification of capital loss on closed options	—	—	245
Allowance for uncollectible interest and dividends	—	115	(400)
State taxes, tax penalty, interest and fees	(26)	49	46
Income tax (benefit) provision	6	2	52
Other	(3)	—	2
Taxable income available for distribution to stockholders	10,973	7,094	12,502
Less:
Dividends declared	9,736	13,157	13,203
Dividends payable at prior year end	3,299	3,280	3,363
Dividends payable at current year end	(2,421)	(3,299)	(3,280)
Current year IRC Section 852(b)(7) dividend payable	359	—	2,579
Prior year IRC Section 852(b)(7) dividend payable	—	(2,579)	(3,363)
Current year deemed distributions	10,973	10,559	12,502
Over distribution	$—	$(3,465)	$—
As of December 31, 2015, the components of net assets (excluding paid in capital) on a tax basis consisted of a $5.9 million undistributed net investment loss and net unrealized depreciation on portfolio investments of $65.4 million. As of December 31, 2015, we had long-term and short-term capital loss carryforwards of $36.7 million and $0.6 million, respectively, which do not expire. In addition, we have a $22.4 million remaining capital loss carryforward balance generated in the year ended December 31, 2010, that expires in 2018, for a total remaining capital loss carryforward of $59.7 million at December 31, 2015. At December 31, 2015, the aggregate cost of total portfolio investments for federal income tax purposes was $279.4 million, resulting in gross unrealized appreciation of $1.4 million and gross unrealized depreciation of $71.0 million. The difference between cost of investments for book and tax amounts for federal income tax purposes was due primarily to timing differences in recognizing certain gains and losses on investment transactions.
Note 9: Reclassifications
GAAP requires adjustments to certain components of net assets to reflect permanent differences between financial and tax reporting. These reclassifications have no effect on total net assets or net asset value per share. These reclassifications are primarily due to reclassification of the distribution of dividends paid, non-deductible meal expenses, income and expenses from wholly owned subsidiaries, amortization of insurance premiums, costs related to strategic alternatives review and tax basis adjustments for investments sold. The table below summarizes the reclassifications from undistributed net investment income (loss), undistributed net realized capital gain (loss), and paid-in capital in excess of par for the years ended December 31, 2015, 2014, and 2013 (in thousands):

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2015

Year	Undistributed Net Investment Income (Loss)	Undistributed Net Realized Capital Gain (Loss)	Paid-in Capital in Excess of Par
2015	$(1,615)	$1,678	$(63)
2014	5,978	(1,693)	(4,285)
2013	1,716	(1,767)	51
Note 10: Fair Value
Our investments consisted of the following as of December 31, 2015 and 2014:

	December 31, 2015				December 31, 2014
(Dollar amounts in thousands)	Cost	% of total	Fair Value	% of total	Cost	% of total	Fair Value	% of total

Portfolio investments
First lien secured debt	$22,150	8.1%	$3,340	1.7%	$25,929	11.3%	$11,270	5.4%
Second lien debt	73,791	26.9%	69,508	33.1%	42,650	18.5%	41,410	20.0%
Subordinated debt	47,517	17.3%	37,836	18.0%	36,304	15.8%	35,620	17.2%
Limited term royalties	27,709	10.1%	11,845	5.6%	26,767	11.6%	23,700	11.5%
Royalty interests	—	—%	—	—%	52	—%	371	0.2%
Redeemable preferred units	51,273	18.7%	43,939	21.0%	50,021	21.7%	54,906	26.6%
CLO residual interests	6,327	2.3%	5,659	2.7%	7,014	3.0%	7,110	3.5%
Equity securities
Membership and partnership units	10,500	3.8%	2,583	1.2%	10,500	4.6%	1,730	0.8%
Common stock	—	—%	—	—%	419	0.2%	—	—%
Warrants	—	—%	—	—%	91	—%	46	—%
Total equity securities	10,500	3.8%	2,583	1.2%	11,010	4.8%	1,776	0.8%
Total portfolio investments	239,267	87.2%	174,710	83.3%	199,747	86.7%	176,163	85.2%
Government securities
U.S. Treasury Bills	34,997	12.8%	34,997	16.7%	30,600	13.3%	30,600	14.8%
Total investments	$274,264	100.0%	$209,707	100.0%	$230,347	100.0%	$206,763	100.0%

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

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2015

Fair value accounting classifies financial assets and liabilities in their entirety based on the lowest level of input that is significant to the estimated fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment that may affect the valuation of assets and liabilities and their placement within the fair value hierarchy levels. We did not have any liabilities measured at fair value at December 31, 2015 or December 31, 2014.
During 2015 and 2014, none of our investments in portfolio companies changed between the categories of Control Investments, Affiliate Investments and Non-Affiliate Investments, and there were no transfers between Levels 3, 2 or 1. The following tables set forth our financial assets by level within the fair value hierarchy that we accounted for at fair value as of December 31, 2015 and 2014 (in thousands):

December 31, 2015	Total	Level 1	Level 2	Level 3
Portfolio investments
Control investments
First lien secured debt	$1,000	$—	$—	$1,000
Total control investments	1,000	—	—	1,000
Affiliate investments
Subordinated debt	16,310	—	—	16,310
Equity securities	2,583	—	—	2,583
Total affiliate investments	18,893	—	—	18,893
Non-affiliate investments
First lien secured debt	2,340	—	—	2,340
Second lien debt	69,508	—	48,154	21,354
Subordinated debt	21,526	—	13,606	7,920
Limited term royalties	11,845	—	—	11,845
Redeemable preferred units	43,939	—	—	43,939
CLO residual interests	5,659	—	5,659	—
Total non-affiliate investments	154,817	—	67,419	87,398
Total portfolio investments	174,710	—	67,419	107,291
Government securities
U.S. Treasury Bills	34,997	34,997	—	—
Total investments	$209,707	$34,997	$67,419	$107,291

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2015

December 31, 2014	Total	Level 1	Level 2	Level 3
Portfolio investments
Control investments
First lien secured debt	$5,950	$—	$—	$5,950
Royalty interests	325	—	—	325
Total control investments	6,275	—	—	6,275
Affiliate investments
Subordinated debt	15,700	—	—	15,700
Equity securities	1,730	—	—	1,730
Total affiliate investments	17,430	—	—	17,430
Non-affiliate investments
First lien secured debt	5,320	—	—	5,320
Second lien debt	41,410	—	19,575	21,835
Subordinated debt	19,920	—	10,920	9,000
Limited term royalties	23,700	—	—	23,700
Redeemable preferred units	54,906	—	—	54,906
CLO residual interests	7,110	—	7,110	—
Royalty interests	46	—	—	46
Equity securities	46	—	—	46
Total non-affiliate investments	152,458	—	37,605	114,853
Total portfolio investments	176,163	—	37,605	138,558
Government securities
U.S. Treasury Bills	30,600	30,600	—	—
Total investments	$206,763	$30,600	$37,605	$138,558

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2015

The following table presents a roll-forward of the changes in fair value during the years ended December 31, 2015 and 2014 for all investments for which we determine fair value using unobservable (Level 3) factors (in thousands):

	First Lien Secured Debt and Limited Term Royalties	Second Lien Debt	Subordinated Debt and Redeemable Preferred Units	Royalty Interests, Contingent Earn-out and Equity Securities	Total Investments
Fair value at December 31, 2013	$64,449	$31,747	$77,099	$8,602	$181,897
Total gains, (losses) and amortization:
Net realized gains (losses)	—	—	(9,382)	(3,350)	(12,732)
Net unrealized gains (losses)	(18,642)	(1,815)	11,468	(1,740)	(10,729)
Net amortization of premiums, discounts and fees	770	383	59	(15)	1,197
New investments, repayments and settlements, net:
New investments	3,093	9,850	—	—	12,943
Payment-in-kind	418	307	432	—	1,157
Repayments and settlements	(15,118)	(18,637)	(70)	(1,350)	(35,175)
Fair value at December 31, 2014	34,970	21,835	79,606	2,147	138,558
Total gains, (losses) and amortization:
Net realized gains (losses)	—	—	—	199	199
Net unrealized gains (losses)	(16,949)	(3,123)	(14,180)	998	(33,254)
Net amortization of premiums, discounts and fees	134	275	68	—	477
New investments, repayments and settlements, net:
New investments	4,683	21,566	800	—	27,049
Payment-in-kind	710	84	1,875	—	2,669
Repayments and settlements	(8,363)	(19,283)	—	(761)	(28,407)
Fair value at December 31, 2015	$15,185	$21,354	$68,169	$2,583	$107,291
Net change in unrealized gains (losses) from investments still held as of reporting date:
December 31, 2015	$(16,949)	$(3,123)	$(14,180)	$998	$(33,254)
December 31, 2014	(18,089)	(1,494)	2,087	(881)	(18,377)
We present net unrealized gains (losses) on our Consolidated Statements of Operations as “Net unrealized appreciation (depreciation) on investments.”
The following table summarizes the significant unobservable inputs in the fair value measurements of our Level 3 investments by category of investment and valuation technique as of December 31, 2015 (fair value in thousands):

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2015

Type of Investment	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs	Weighted Average

Non-Energy Investments:
First lien secured debt	$2,340	Market comparables	Market yields	8.3%	8.3%

Second lien debt	12,314	Market comparables	Market yields	11.2%	11.2%

Subordinated Debt	24,230	Market comparables	Market yields	17.2% - 20.0%	18.1%

Equity securities	2,583	Market comparables	EBITDA multiples	6.0x	6.0x
	41,467

Energy Investments:
First lien secured debt and limited term royalties	12,845	Discounted cash flow	Discount rate	30.5%	30.5%

Second lien debt	9,040	Market comparables	Market yields	30.0%	30.0%
			Reserve multiples	$6.00-$9.00(1)	$7.50
			Production multiples	$24.00-$36.00(2)	$30.00

Redeemable preferred units	43,939	Discounted cash flow	Discount rate	69.6%	69.6%
	65,824

Total Level 3 investments	$107,291
________________

(1)	Based on recent comparable transactions involving similar assets, expressed as price per unit of equivalent barrel of oil in proved reserves.

(2)	Based on recent comparable transactions involving similar assets, expressed as price per daily production of equivalent barrel of oil in proved reserves.
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
The components of gains (losses) on commodity derivative instruments are as follows (in thousands):

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2015

	Year Ended December 31,
	2015	2014	2013
Unrealized gains (losses) on commodity derivatives	$—	$—	$236
Realized losses on commodity derivatives	—	—	(245)
Net losses on commodity derivative instruments	$—	$—	$(9)

Note 12: Financial Highlights

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2015

	Year Ended December 31,
Per Share Data(1)	2015	2014	2013	2012	2011

Net asset value, beginning of period	$7.48	$9.20	$9.57	$9.26	$10.90
Net investment income	0.49	0.16	0.61	0.55	0.73
Net realized and unrealized gain (loss) on investments(2)	(2.03)	(1.24)	(0.42)	0.26	(1.65)
Net increase (decrease) in net assets resulting from operations	(1.54)	(1.08)	0.19	0.81	(0.92)
Distributions to common stockholders
Distributions from net investment income	(0.48)	(0.47)	(0.64)	(0.57)	(0.72)
Return of capital	—	(0.17)	—	—	—
Net decrease in net assets from distributions	(0.48)	(0.64)	(0.64)	(0.57)	(0.72)
Effect of shares repurchased, gross	0.03	—	0.08	0.07	—
Net asset value, end of period	$5.49	$7.48	$9.20	$9.57	$9.26

Market value, beginning of period	$4.69	$7.47	$7.22	$7.19	$9.20
Market value, end of period	$3.80	$4.69	$7.47	$7.22	$7.19
Market value return(3)	(10.7)%	(30.2)%	12.9%	8.4%	(14.6)%
Net asset value return(3)	(19.1)%	(9.7)%	4.9%	11.5%	(7.1)%

Ratios and Supplemental Data
($ and shares in thousands)
Net assets, end of period	$110,780	$154,164	$188,552	$201,266	$200,266
Average net assets	$143,394	$176,556	$192,392	$202,519	$217,996
Common shares outstanding, end of period	20,172	20,616	20,499	21,020	21,628
Total operating expenses/average net assets(4)	8.3%	1.8%	6.5%	5.8%	7.3%
Net investment income/average net assets(4)(6)	7.0%	34.2%	43.6%	47.3%	60.9%
Portfolio turnover rate	26.7%	10.7%	7.9%	5.7%	5.5%
Net decrease in net assets resulting from operations/average net assets(4)(6)	(21.8)%	(12.6)%	2.0%	8.6%	(9.1)%

Expense Ratios (as a percentage of average net assets)(4)
Interest expense and bank fees	2.4%	1.2%	1.7%	1.0%	0.7%
Management and incentive fees	2.8%	2.6%	3.1%	2.3%	2.5%
Costs related to strategic alternatives review	—%	3.4%	0.3%	—%	—%
Other operating expenses(4)(6)	3.2%	3.5%	2.8%	2.4%	2.3%
Total operating expenses(4)(6)	8.4%	10.7%	7.9%	5.7%	5.5%
_______________

(1)	Per Share Data is based on weighted average number of common shares outstanding for the period.

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2015

(2)
May include a balancing amount necessary to reconcile the change in net asset value per share with other per share information presented. This amount may not agree with the aggregate gains and losses for the period because the difference in the net asset value at the beginning and end of the period may not equal the per share changes of the line items disclosed.

(3)	Return calculations assume reinvestment of dividends.

(4)
Net of legal fee reimbursements of $0.5 million, $1.6 million and $3.2 million in 2015, 2014 and 2013, respectively. Excluding these legal fee reimbursements, other operating expense ratio and total operating expense ratios would have been 3.7% and 8.9%, respectively, for the year ended December 31, 2015, 4.4% and 11.6%, respectively, for the year ended December 31, 2014 and 4.8% and 9.6%, respectively, for the year ended December 31, 2013.

(5)	On September 30, 2014, Oak Hill Advisors, L.P. replaced NGP Investment Advisor, LP as our investment advisor.

(6)
For the year ended December 31, 2015, we applied a credit to our expenses of $0.5 million from OHA related to expenses in excess of the Cap under the Investment Advisory Agreement and the Administration Agreement. Excluding this credit, the net investment ratio would have been 6.6%, the net decrease in net assets resulting from operations ratio would have been (22.1)%, the other operating expenses ratio would have been 3.5% and the total operating expenses ratio would have been 8.7%.

Note 13: Selected Quarterly Financial Data (unaudited)

	Investment Income		Net Investment Income (Loss)		Net Realized and Unrealized Gain (Loss) on Investments		Net Increase (Decrease) in Net Assets Resulting from Operations
Quarter Ended	Total	Per Share	Total	Per Share	Total	Per Share	Total	Per Share
	(In thousands, except per share amounts)
March 31, 2014	5,858	0.29	1,914	0.09	(8,293)	(0.40)	(6,379)	(0.31)
June 30, 2014	5,513	0.27	1,472	0.08	(1,504)	(0.08)	(32)	—
September 30, 2014	5,573	0.27	(2,788)	(0.14)	(3,291)	(0.16)	(6,079)	(0.30)
December 31, 2014	5,175	0.25	2,600	0.13	(12,341)	(0.60)	(9,741)	(0.47)
March 31, 2015	4,816	0.23	2,169	0.11	(4,054)	(0.20)	(1,885)	(0.09)
June 30, 3015	5,914	0.29	2,498	0.12	(2,982)	(0.15)	(484)	(0.02)
September 30, 2015	5,088	0.25	2,081	0.10	(8,728)	(0.43)	(6,647)	(0.33)
December 31, 2015	6,231	0.31	3,221	0.16	(25,427)	(1.26)	(22,206)	(1.10)
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
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
In connection with the preparation of this Annual Report on Form 10-K, as of the end of the fiscal period covered by this Annual Report on Form 10-K (December 31, 2015), we performed an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2015, our disclosure controls and procedures were effective in providing reasonable assurance (i) that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) that such information is accumulated and communicated to management in a manner that allows timely decisions regarding required disclosure.
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
Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2015. In making its assessment of internal control over financial reporting, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commissions (COSO) in Internal Control — Integrated Framework. Based on the results of this evaluation, management has determined that, as of December 31, 2015, our internal control over financial reporting is effective based on the criteria in Internal Control — Integrated Framework issued by COSO.
Our independent registered public accounting firm that has audited our financial statements has also audited the effectiveness of our internal control over financial reporting as of December 31, 2015, as stated in their report included herein.
Changes in Internal Control Over Financial Reporting
No changes to our internal control over financial reporting occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act).

Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
We hereby incorporate by reference the information required by Item 10 of Form 10-K from the information appearing in our definitive Proxy Statement relating to our 2016 annual meeting of stockholders, which will be filed pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2015.
Code of Ethics
We have adopted a code of business conduct and ethics applicable to our directors, officers (including our principal executive officer, principal compliance officer and principal financial officer) and employees of OHA performing regular functions or duties for us. In addition, we have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to such code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. Copies of our code of business conduct and ethics and our code of ethics will be provided to any person, without charge, upon request. Contact our Chief Compliance Officer at 212-852-1900 to request a copy or send the request to OHA Investment Corporation, Attn: Chief Compliance Officer, 1114 Avenue of the Americas, 27th Floor, New York, New York, 10036. Additionally, our code of business conduct and ethics is available on our corporate website, www.ohainvestmentcorporation.com, on the Corporate Governance page in the Investor Relations section. If any substantive amendments are made to our code of business conduct and ethics or if we grant any waiver, including any implicit waiver, from a provision of the code to any of our executive officers and directors, we will disclose the nature of such amendment or waiver in a report on Form 8-K.

Item 11. Executive Compensation
We hereby incorporate by reference the information required by Item 11 of Form 10-K from the information appearing in our definitive Proxy Statement relating to our 2016 annual meeting of stockholders, which will be filed pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2015.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
We hereby incorporate by reference the information required by Item 12 of Form 10-K from the information appearing in our definitive Proxy Statement relating to our 2016 annual meeting of stockholders, which will be filed pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2015.
Item 13. Certain Relationships and Related Transactions
We hereby incorporate by reference the information required by Item 13 of Form 10-K from the information appearing in our definitive Proxy Statement relating to our 2016 annual meeting of stockholders, which will be filed pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2015.
Item 14. Principal Accountant Fees and Services
We hereby incorporate by reference the information required by Item 14 of Form 10-K from the information appearing in our definitive Proxy Statement relating to our 2016 annual meeting of stockholders, which will be filed pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2015.
PART IV
Item 15. Exhibits, Financial Statement Schedules

(a)	We are filing the following documents as a part of this Annual Report on Form 10-K:

(a)	Financial Statements

(b)	Exhibits required to be filed by Item 601 of Regulation S-K
See “Index to Exhibits” following the signature page for a description of the exhibits filed as part of this Annual Report on Form 10-K.

Schedule 12 – 14
OHA INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES(1)
December 31, 2015
(In Thousands)

Portfolio Company	Investment(2)	Year Ended December 31, 2015 Amount of Interest or Royalties Credited to Income(3)	December 31, 2014 Fair Value	Gross Additions(4)	Gross Reductions(5)	December 31, 2015 Fair Value
Control Investments
Contour Highwall Holdings, LLC	Term Loan	$—	$4,500	$—	$(3,500)	$1,000
	Promissory Note	—	—	800	(800)	$—
	Membership Units	—	—	—	—	—
Spirit Resources, LLC	Tranche A Term Loan	—	1,450	—	(1,450)	—
	Tranche B Term Loan	—	—	—	—	—
	Preferred Units	—	—	—	—	—
	Overriding Royalty Interests	30	325	—	(325)	—
Subtotal Control Investments		$30	$6,275	$800	$(6,075)	$1,000
Affiliate Investments
OCI Holdings, LLC	Subordinated Note	$2,722	$15,700	$660	$(50)	$16,310
	OHA/OCI Investments, LLC Units	—	1,730	853	—	2,583
Subtotal Affiliate Investments		$2,722	$17,430	$1,513	$(50)	$18,893
Total Control Investments and Affiliate Investments		$2,752	$23,705	$2,313	$(6,125)	$19,893
_______________

(1)	This schedule should be read in conjunction with our Consolidated Financial Statements for the year ended December 31, 2015.

(2)
Warrants, units and common stock are generally non-income producing and restricted. The principal amount for debt, number of shares of common stock or number, or percentage of, units is shown in the Consolidated Schedule of Investments as of December 31, 2015.

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

OHA INVESTMENT CORPORATION
/s/ STEVEN T. WAYNE
By:	Steven T. Wayne President and Chief Executive Officer

Date: March 15, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. This document may be executed by the signatories hereto on any number of counterparts, all of which constitute one and the same instrument.

Signature	Title	Date
/s/ STEVEN T. WAYNE	President and Chief Executive Officer	March 15, 2016
Steven T. Wayne	(Principal Executive Officer)
/s/ CORY E. GILBERT	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 15, 2016
Cory E. Gilbert
/s/ GLENN R. AUGUST	Director and Chairman of the Board	March 15, 2016
Glenn R. August
/s/ ALAN M. SCHRAGER	Director	March 15, 2016
Alan M. Schrager
/s/ STUART I. ORAN	Director	March 15, 2016
Stuart I. Oran
/s/ JAMES A. STERN	Director	March 15, 2016
James A. Stern
/s/ FRANK V. TANNURA	Director	March 15, 2016
Frank V. Tannura

INDEX TO EXHIBITS

Exhibit No.	Exhibit
3.1	Articles of Incorporation (filed as Exhibit (a)(1) to our Registration Statement on Form N-2 filed on August 16, 2004 (Registration No. 333-118279) and incorporated herein by reference)
3.2	Articles of Amendment and Restatement (filed as Exhibit 3.2 to our Annual Report on Form 10-K filed on April 12, 2005 and incorporated herein by reference)
3.3*	Second Amended and Restated Bylaws
4.1	Form of Stock Certificate (filed as Exhibit 4.1 to our Annual Report on Form 10-K filed on March 12, 2015 and incorporated herein by reference)
4.2	Dividend Reinvestment Plan (filed as Exhibit 4.2 to our Annual Report on Form 10-K filed on March 12, 2015 and incorporated herein by reference)
10.1
Stock Purchase and Transaction Agreement dated as of July 21, 2014 by and among Registrant, OHA BDC Investor, LLC and Oak Hill Advisors, L.P. (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on July 21, 2014, and incorporated herein by reference)

10.2
Investment Advisory Agreement, dated September 30, 2014, between OHA Investment Corporation and Oak Hill Advisors, L.P. (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on October 2, 2014, and incorporated herein by reference)

10.3
Administration Agreement dated September 30, 2014, between OHA Investment Corporation and Oak Hill Advisors, L.P. (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on October 2, 2014, and incorporated herein by reference)

10.4
Form of Indemnity Agreement between the Registrant and the directors and officers of the Registrant (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on November 7, 2014 and incorporated herein by reference)

10.5
Custody Agreement between Registrant and Wells Fargo Bank, N.A. (filed as Exhibit (j)(1) to our Registration Statement on Form N-2 filed on October 15, 2007 (Registration No. 333-146715) and incorporated herein by reference)

10.6
Amendment No. 1 to Custody Agreement between Registrant and Wells Fargo Bank, N.A. (filed as Exhibit (j)(2) to our Pre-Effective Amendment No. 1 to Registration Statement on Form N-2 filed on September 24, 2004 (Registration No. 333-118279) and as Exhibit 10.8 to our Annual Report on Form 10-K filed on March 13, 2008 and incorporated herein by reference)

10.7
Amendment No. 2 to Custody Agreement between Registrant and Wells Fargo Bank, N.A. (filed as Exhibit 10.9 to our Annual Report on Form 10-K filed on March 13, 2008 and incorporated herein by reference)

10.8
Amendment No. 3 to Custody Agreement dated as of February 28, 2011, between Registrant and Wells Fargo Bank, N.A. (filed as Exhibit (j)(4) to our Amendment No. 1 Registration Statement on Form N-2 filed on April 28, 2011 (Registration No. 333-160923) and incorporated herein by reference)

10.9
Third Amended and Restated Revolving Credit Agreement effective as of May 23, 2013, between Registrant, the lenders from time to time party thereto and SunTrust Bank and Comerica Bank (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on May 23, 2013 and incorporated herein by reference)

10.10
First Amendment to the Third Amended and Restated Revolving Credit Agreement dated as of September 29, 2014, between Registrant, the lenders from time to time party thereto and SunTrust Bank, as administrative agent (filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on November 7, 2014 and incorporated herein by reference)

10.11
Treasury Secured Revolving Credit Agreement effective as of March 31, 2011, between Registrant, the lenders from time to time party thereto and SunTrust Bank (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on April 6, 2011 and incorporated herein by reference)

10.12
Consent and First Amendment to Treasury Secured Revolving Credit Agreement effective as of March 30, 2012, between Registrant, the lenders from time to time party thereto and SunTrust Bank (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 10, 2012 and incorporated herein by reference)

10.13
Second Amendment to Treasury Secured Revolving Credit Agreement effective as of September 25, 2012, between Registrant, the lenders from time to time party thereto and SunTrust Bank (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 8, 2012 and incorporated herein by reference)

10.14
Third Amendment to Treasury Secured Revolving Credit Agreement effective as of May 23, 2013, between Registrant, the lenders from time to time party thereto and Sun Trust Bank (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 7, 2013 and incorporated herein by reference)

10.15
Fourth Amendment to Treasury Secured Revolving Credit Agreement effective as of September 24, 2013, between Registrant, the lenders from time to time party thereto and Sun Trust Bank (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on November 7, 2013 and incorporated herein by reference)

10.16
Consent, Waiver and Fifth Amendment to Treasury Secured Revolving Credit Agreement effective as of September 24, 2013, between Registrant, the lenders from time to time party thereto and Sun Trust Bank (filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on November 7, 2014 and incorporated herein by reference)

10.17
Amendment No. 4 to Custody Agreement, dated July 12, 2011, among NGP Capital Resources Company and Wells Fargo Bank, N.A., as the custodian (filed as Exhibit 10.17 to our Quarterly Report on Form 10-Q filed on August 6, 2015 and incorporated herein by reference)

10.18
Security Procedure Agreement, dated January 23, 2015, by and between OHA Investment Corporation and Wells Fargo Bank, National Association (filed as Exhibit 10.18 to our Quarterly Report on Form 10-Q filed on August 6, 2015 and incorporated herein by reference)

10.19
Amendment to Security Procedure Agreement, dated June 18, 2015, by and between OHA Investment Corporation and Wells Fargo Bank, National Association (filed as Exhibit 10.19 to our Quarterly Report on From 10-Q filed on August 6, 2015 and incorporated herein by reference)

14.1*	Code of Business Conduct and Ethics
14.2*	Code of Ethics adopted October 15, 2015
21.1*	Subsidiaries
31.1*	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Executive Officer
31.2*	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Financial Officer
32.1*	Section 1350 Certification by the Chief Executive Officer
32.2*	Section 1350 Certification by the Chief Financial Officer
*	Filed herewith.