Form 10-Q
period 2016-03-31
OHA Investment Corp
filed 2016-05-10
CIK 1297704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
or
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

As of May 9, 2016, there were 20,172,392 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

OHA INVESTMENT CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2016	December 31, 2015
	(unaudited)
Assets
Investments in portfolio securities at fair value
Control investments (cost: $28,608 and $28,608, respectively)	$1,000	$1,000
Affiliate investments (cost: $18,784 and $18,647, respectively)	18,995	18,893
Non-affiliate investments (cost: $194,531 and $192,012, respectively)	143,851	154,817
Total portfolio investments (cost: $241,923 and $239,267, respectively)	163,846	174,710
Investments in U.S. Treasury Bills at fair value (cost: $35,000 and $34,997, respectively)	35,000	34,997
Total investments	198,846	209,707
Cash and cash equivalents	2,276	15,554
Accounts receivable and other current assets	10	517
Interest receivable	1,909	2,248
Due from broker	437	—
Deferred loan costs and other prepaid assets	259	451
Total current assets	4,891	18,770
Total assets	$203,737	$228,477

Liabilities
Current liabilities
Due to broker	$—	$5,226
Distributions payable	1,210	2,421
Accounts payable and accrued expenses	1,799	1,962
Management and incentive fees payable	930	1,713
Income taxes payable	92	75
Repurchase agreement	34,300	34,300
Short-term debt	67,500	72,000
Total current liabilities	105,831	117,697
Total liabilities	105,831	117,697
Commitments and contingencies (Note 6)
Net assets
Common stock, $.001 par value, 250,000,000 shares authorized; 20,172,392 shares issued and outstanding for both periods	20	20
Paid-in capital in excess of par	241,985	241,985
Undistributed net investment loss	(5,322)	(5,947)
Undistributed net realized capital loss	(63,814)	(63,838)
Net unrealized depreciation on investments	(74,963)	(61,440)
Total net assets	97,906	110,780
Total liabilities and net assets	$203,737	$228,477
Net asset value per share	$4.85	$5.49
(See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	For the three months ended March 31,
	2016	2015
Investment income:
Interest income:
Affiliate investments	$675	$602
Non-affiliate investments	3,138	3,175
Dividend income:
Non-affiliate investments	1,313	988
Royalty income, net of amortization:
Control investments	—	13
Other income	31	38
Total investment income	5,157	4,816
Operating expenses:
Interest expense and bank fees	1,088	663
Management and incentive fees	930	678
Professional fees, net of legal fees of $0 and $287, respectively, related to ATP bankruptcy (See Note 6)	720	563
Other general and administrative expenses	567	721
Total operating expenses	3,305	2,625
Income tax provision, net	17	22
Net investment income	1,835	2,169
Realized and unrealized gain (loss) on investments:
Net realized capital gain (loss) on investments
Control investments	—	(21)
Non-affiliate investments	24	—
Total net realized capital gain (loss) on investments	24	(21)
Net unrealized appreciation (depreciation) on investments
Control investments	—	(1,224)
Affiliate investments	(35)	368
Non-affiliate investments	(13,488)	(3,177)
Total net unrealized depreciation on investments	(13,523)	(4,033)

Net decrease in net assets resulting from operations	$(11,664)	$(1,885)

Net decrease in net assets resulting from operations per common share	$(0.58)	$(0.09)

Distributions declared per common share	$0.06	$0.12
Weighted average shares outstanding - basic and diluted	20,172	20,612
 (See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
(in thousands, except per share data)
(unaudited)

	For the three months ended March 31,
	2016	2015
Increase (decrease) in net assets from operations
Net investment income	$1,835	$2,169
Net realized capital gain (loss) on investments	24	(21)
Net unrealized depreciation on investments	(13,523)	(4,033)
Net decrease in net assets resulting from operations	(11,664)	(1,885)
Distributions to common stockholders
Distributions from net investment income	(1,210)	(2,465)
Return of capital	—	—
Net decrease in net assets from distributions	(1,210)	(2,465)
Capital transactions
Acquisition of common stock under repurchase plan	—	(374)
Net decrease in net assets from capital transactions	—	(374)
Net decrease in net assets	(12,874)	(4,724)
Net assets, beginning of period	110,780	154,164
Net assets, end of period	$97,906	$149,440
Net asset value per common share at end of period	$4.85	$7.27
Common shares outstanding at end of period	20,172	20,544

(See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the three months ended March 31,
	2016	2015
Cash flows from operating activities:
Net decrease in net assets resulting from operations	$(11,664)	$(1,885)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash attributable to operating activities:
Payment-in-kind interest	(1,439)	(118)
Net amortization of premiums, discounts and fees	(62)	(106)
Net realized capital (gain) loss on investments	(24)	21
Net unrealized depreciation on investments	13,523	4,033
Amortization of deferred loan costs	258	283
Purchase of investments in portfolio securities	(1,571)	(21,108)
Proceeds from redemption or sale of investments in portfolio securities	437	873
Purchase of investments in U.S. Treasury Bills	35,000	(30,601)
Proceeds from redemption of investments in U.S. Treasury Bills	(35,003)	30,600
Effects of changes in operating assets and liabilities:
Accounts receivable and other current assets	70	10
Interest receivable	339	(45)
Prepaid assets	(66)	1
Payables and accrued expenses	(6,155)	220
Net cash attributable to operating activities	(6,357)	(17,822)
Cash flows from financing activities:
Borrowings under revolving credit facilities	8,500	80,000
Borrowings under repurchase agreement	34,300	—
Repayments on revolving credit facilities	(13,000)	(60,000)
Repayments on repurchase agreement	(34,300)	—
Acquisition of common stock under repurchase plan	—	(374)
Distributions to stockholders	(2,421)	(3,299)
Net cash attributable to financing activities	(6,921)	16,327
Net change in cash and cash equivalents	(13,278)	(1,495)
Cash and cash equivalents, beginning of period	15,554	31,455
Cash and cash equivalents, end of period	$2,276	$29,960

(See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2016
(in thousands, except share amounts and percentages)
(unaudited)

Portfolio Company	Industry Segment	Investment(1)	Principal	Cost	Fair Value(2)

Control Investments - (More than 25% owned)
Contour Highwall Holdings, LLC	Coal Mining	Senior Secured Term Loan (12%, due 10/14/2015)(6)	$10,757	$10,778	$1,000
Contour Highwall Holdings, LLC	Coal Mining	Unsecured Promissory Note (6%, due 4/11/2016)(6)	800	800	—
Contour Highwall Holdings, LLC	Coal Mining	800 Membership Units representing 80% of the common equity(7)		—	—
Spirit Resources, LLC	Oil & Natural Gas Production and Development	Tranche A - Senior Secured Term Loan (greater of 8% or LIBOR+4.0%, due 4/28/2015)(6)	4,657	4,621	—
Spirit Resources, LLC	Oil & Natural Gas Production and Development	Tranche B - Senior Secured Term Loan (greater of 15% PIK or LIBOR+11.0%, due 10/28/2015)(6)	4,409	4,409	—
Spirit Resources, LLC	Oil & Natural Gas Production and Development	80,000 Preferred Units representing 100% of the outstanding equity		8,000	—
Subtotal Control Investments - (More than 25% owned)				$28,608	$1,000

Affiliate Investments - (5% to 25% owned)
OCI Holdings, LLC	Home Health Services	Subordinated Note (LIBOR+ 12.0% cash with a 1% floor plus 3% PIK, due 8/15/2018)(8)	$16,434	$16,284	$16,434
OCI Holdings, LLC	Home Health Services	OHA/OCI Investments, LLC Class A Units representing 20.8% diluted ownership of OCI Holdings, LLC		2,500	2,561
Subtotal Affiliate Investments - (5% to 25% owned)				$18,784	$18,995

Non-affiliate Investments - (Less than 5% owned)
Castex Energy 2005, LP	Oil & Natural Gas Production and Development	Redeemable Preferred LP Units (current pay 8% cash or 10% PIK, due 7/1/2016)(9)	$52,565	$52,569	$39,215
Appriss Holdings, Inc.	Information Services	Second Lien Term Loan (LIBOR+8.25% with a 1% floor, due 5/21/2021)	13,100	12,931	12,314
Kronos Incorporated	Software	Second Lien Term Loan (LIBOR+8.50% with a 1.25% floor, due 4/30/2020)(3)	$12,000	$12,138	$11,985
ATP Oil & Gas Corporation/Bennu Oil & Gas, LLC	Oil & Natural Gas Production and Development	Limited Term Royalty Interest (notional rate of 13.2%)(10)(11)		27,845	11,950

(See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2016
(In thousands, except share amounts and percentages)
(Unaudited — Continued)

Portfolio Company	Industry Segment	Investment(1)	Principal	Cost	Fair Value(2)

Non-affiliate Investments - (Less than 5% owned) - Continued
WP Mustang (Electronic Funds Services, LLC)	Financial Services	Second Lien Term Loan (LIBOR+7.5% with a 1% floor, due 5/29/2022)(3)	10,000	9,848	9,875
Royal Holdings, Inc.	Chemicals	Second Lien Term Loan (LIBOR+7.5% with a 1% floor, due 6/19/23)(3)	$10,000	$9,927	$9,550
KOVA International, Inc.	Medical Supplies Manufacturing and Distribution	Senior Subordinated Notes (12.75%, due 8/15/2018)	9,000	8,906	9,000
TIBCO Software, Inc.	Software	Senior Unsecured Notes (11.38% due 12/1/2021)(3)	10,100	9,718	8,838
Stardust Financial Holdings (Hanson)	Building Materials	Second Lien Term Loan (LIBOR+9.5% with a 1% floor, due 3/13/2023)(3)	7,050	6,709	6,874
Berlin Packaging	Packaging	Second Lien Term Loan (LIBOR+6.75% with a 1% floor, due 10/1/2022)(3)	7,205	6,855	6,809
Gramercy Park CLO Ltd.(5)	Financial Services	Subordinated Notes, Residual Interest (11.95%, based on cost, due 7/17/2023)(3)	9,000	6,142	4,455
Talos Production, LLC	Oil & Natural Gas Production and Development	Senior Unsecured Notes (9.75%, due 2/15/2018)(3)	12,000	11,968	3,600
Shoreline Energy, LLC	Oil & Natural Gas Production and Development	Second Lien Term Loan (greater of LIBOR+9.25% with a 1.25% floor plus 2.0% PIK, or prime+8.25%, due 3/30/2019)(6)(12)	12,983	12,659	3,246
WASH Multifamily Acquisition, Inc.	Industrials - Laundry Equipment	Second Lien Term Loan (LIBOR+7.0% with a 1% floor, due 5/14/23)(3)	3,404	3,380	3,234
Synarc-BioCore Holdings, LLC	Healthcare	First Lien Senior Secured Notes (7.75% due 3/10/2021)	2,400	2,344	2,340
Coinamatic Canada, Inc.(5)	Industrials - Laundry Equipment	Second Lien Term Loan (LIBOR+7.0% with a 1% floor, due 5/14/23)(3)	596	592	566
Globe BG, LLC	Coal Production	Contingent earn-out related to July 2011 sale of royalty interests in Alden Resources, LLC(13)		—	—
Subtotal Non-affiliate Investments - (Less than 5% owned)				$194,531	$143,851
Subtotal Portfolio Investments (82.4% of total investments)				$241,923	$163,846

GOVERNMENT SECURITIES
U.S. Treasury Bills(4)			35,000	35,000	35,000
Subtotal Government Securities (17.6% of total investments)				$35,000	$35,000

TOTAL INVESTMENTS				$276,923	$198,846
 (See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2016
(In thousands, except share amounts and percentages)
(Unaudited — Continued)

NOTES TO CONSOLIDATED SCHEDULE OF INVESTMENTS

(1)
We pledged all of our portfolio investments, except our investments in U.S. Treasury Bills, as collateral for obligations under our Investment Facility. See Note 3 of Notes to Consolidated Financial Statements. Percentages represent interest rates in effect as of March 31, 2016, and due dates represent the contractual maturity dates. Warrants, common stock, units and earn-outs are non-income producing securities, unless otherwise stated.

(2)
The Audit Committee recommends fair values of each asset for which market quotations are not readily available to our Board of Directors, which in good faith determines the final fair value for each investment. Fair value is determined using unobservable inputs (Level 3 hierarchy), unless otherwise stated. See Note 7 of Notes to Consolidated Financial Statements.

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

(9)
Preferred unit holders have a put right starting on July 1, 2016 and Castex has 90 days from the receipt of a put notice to redeem. Upon redemption, we are due the outstanding face amount of $50 million, any unpaid and accrued dividends, plus an option to elect to receive either: a) a cash payment resulting in a total 12% return or make-whole (inclusive of the 8% cash distributions), or b) our pro rata share of 2% of the outstanding regular limited partner interests in Castex Energy 2005, LP, or Castex (0.67% net to us). If not redeemed within 90 days of the receipt of a put notice, the make-whole steps up to 16.5% since inception, OHAI will be granted board observation rights and other covenants would apply.  Further, if the preferred unit holders are not redeemed within one year from the originally scheduled put closing date (90 days after our notice), Castex and the limited partners must use commonly reasonable efforts to enter into a 12% dollar denominated production payment with a 3 year term. If such production payment is not granted within 90 days, Castex must use all available resources to repay preferred interests and the preferred return steps up to 25% from that point forward. Amounts shown for principal and cost include PIK dividends that have been added to the principal balance.

(10)	Effective July 1, 2015, ATP was placed on non-accrual status based on estimated future production payments and income is recognized to the extent cash received.

(11)	For more information on ATP, refer to the discussion of the ATP litigation in Note 6 to the Consolidated Financial Statements.

(12)
Effective June 24, 2015, we executed a third amendment to our credit agreement with Shoreline Energy, LLC, or Shoreline, to amend certain covenant limits in exchange for increases in Shoreline's interest to the greater of LIBOR+9.25% with a 1.25% floor or prime+8.25% with a 1.25% floor, effective after March 31, 2015. The third amendment also included the addition of 0.50% payment-in-kind, or PIK, interest effective after June 30, 2015. Effective September 23, 2015, we executed a fourth amendment to our credit agreement with Shoreline to increase PIK interest to 1.75%. Effective October 22, 2015, we executed a fifth amendment to our credit agreement with Shoreline which included an addition of 0.25% PIK, four quarters of deferred amortization beginning in Q4 2015, and amendments to the leverage and minimum interest coverage ratios.

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

(See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2015
(In thousands, except share amounts and percentages)
(Unaudited)

Portfolio Company	Industry Segment	Investment(1)	Principal	Cost	Fair Value(2)

Control Investments - (More than 25% owned)
Contour Highwall Holdings, LLC	Coal Mining	Senior Secured Term Loan (12%, due 10/14/2015)(6)	$10,757	$10,778	$1,000
Contour Highwall Holdings, LLC	Coal Mining	Unsecured Promissory Note (6%, due 4/11/2016)(6)	800	800	—
Contour Highwall Holdings, LLC	Coal Mining	800 Membership Units representing 80% of the common equity(7)		—	—
Spirit Resources, LLC	Oil & Natural Gas Production and Development	Tranche A - Senior Secured Term Loan (greater of 8% or LIBOR+4.0%, due 4/28/2015)(6)	4,657	4,621	—
Spirit Resources, LLC	Oil & Natural Gas Production and Development	Tranche B - Senior Secured Term Loan (greater of 15% PIK or LIBOR+11.0%, due 10/28/2015)(6)	4,409	4,409	—
Spirit Resources, LLC	Oil & Natural Gas Production and Development	80,000 Preferred Units representing 100% of the outstanding equity		8,000	—
Subtotal Control Investments - (More than 25% owned)				$28,608	$1,000

Affiliate Investments - (5% to 25% owned)
OCI Holdings, LLC	Home Health Services	Subordinated Note (LIBOR+ 12.0% cash with a 1% floor plus 3% PIK, due 8/15/2018)(8)(9)	$16,310	$16,147	$16,310
OCI Holdings, LLC	Home Health Services	OHA/OCI Investments, LLC Class A Units representing 20.8% diluted ownership of OCI Holdings, LLC		2,500	2,583
Subtotal Affiliate Investments - (5% to 25% owned)				$18,647	$18,893

Non-affiliate Investments - (Less than 5% owned)
Castex Energy 2005, LP	Oil & Natural Gas Production and Development	Redeemable Preferred LP Units (current pay 8% cash or 10% PIK, due 7/1/2016)(10)	$51,265	$51,273	$43,939
Appriss Holdings, Inc.	Information Services	Second Lien Term Loan (LIBOR+8.25% with a 1% floor, due 5/21/2021)	13,100	12,925	12,314
Kronos Incorporated	Software	Second Lien Term Loan (LIBOR+8.50% with a 1.25% floor, due 4/30/2020)(3)	$12,000	$12,145	$11,985
ATP Oil & Gas Corporation/Bennu Oil & Gas, LLC	Oil & Natural Gas Production and Development	Limited Term Royalty Interest (notional rate of 13.2%)(11)(12)		27,709	11,845
WP Mustang (Electronic Funds Services, LLC)	Financial Services	Second Lien Term Loan (LIBOR+7.5% with a 1% floor, due 5/29/2022)(3)	10,000	9,843	10,038
(See accompanying notes to consolidated financial statements)

CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2015
(In Thousands, Except Share Amounts and Percentages)
(Continued)

Portfolio Company	Industry Segment	Investment(1)	Principal	Cost	Fair Value(2)

Non-affiliate Investments - (Less than 5% owned) - Continued
Royal Holdings, Inc.	Chemicals	Second Lien Term Loan (LIBOR+7.5% with a 1% floor, due 6/19/23)(3)	10,000	9,926	9,850
Shoreline Energy, LLC	Oil & Natural Gas Production and Development	Second Lien Term Loan (greater of LIBOR+9.25% with a 1.25% floor plus 2.0% PIK, or prime+8.25%, due 3/30/2019)(13)	12,918	12,640	9,040
TIBCO Software, Inc.	Software	Senior Unsecured Notes (11.38% due 12/1/2021)(3)	10,100	9,707	8,446
KOVA International, Inc.	Medical Supplies Manufacturing and Distribution	Senior Subordinated Notes (12.75%, due 8/15/2018)	9,000	8,898	7,920
Stardust Financial Holdings (Hanson)	Building Materials	Second Lien Term Loan (LIBOR+9.5% with a 1% floor, due 3/13/2023)(3)	7,500	7,114	7,238
Gramercy Park CLO Ltd.(5)	Financial Services	Subordinated Notes, Residual Interest (11.95%, based on cost, due 7/17/2023)(3)	9,000	6,327	5,659
Berlin Packaging	Packaging	Second Lien Term Loan (LIBOR+6.75% with a 1% floor, due 10/1/2022)(3)	5,500	5,226	5,253
Talos Production, LLC	Oil & Natural Gas Production and Development	Senior Unsecured Notes (9.75%, due 2/15/2018)(3)	12,000	11,965	5,160
WASH Multifamily Acquisition, Inc.	Industrials - Laundry Equipment	Second Lien Term Loan (LIBOR+7.0% with a 1% floor, due 5/14/23)(3)	3,404	3,380	3,225
Synarc-BioCore Holdings, LLC	Healthcare	First Lien Senior Secured Notes (7.75% due 3/10/2021)	2,400	2,342	2,340
Coinamatic Canada, Inc(5)	Industrials - Laundry Equipment	Second Lien Term Loan (LIBOR+7.0% with a 1% floor, due 5/14/23)(3)	596	592	565
Globe BG, LLC	Coal Production	Contingent earn-out related to July 2011 sale of royalty interests in Alden Resources, LLC(14)		—	—

Subtotal Non-affiliate Investments - (Less than 5% owned)				192,012	154,817
Subtotal Portfolio Investments (83.3% of total investments)				239,267	174,710

GOVERNMENT SECURITIES
U.S. Treasury Bills(4)			35,000	34,997	34,997
Subtotal Government Securities (16.7% of total investments)				34,997	34,997

TOTAL INVESTMENTS				274,264	209,707

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

(10)
Preferred unit holders have a put right starting on July 1, 2016 and Castex has 90 days from the receipt of a put notice to redeem. Upon redemption, we are due the outstanding face amount of $50 million, any unpaid and accrued dividends, plus an option to elect to receive either: a) a cash payment resulting in a total 12% return or make-whole (inclusive of the 8% cash distributions), or b) our pro rata share of 2% of the outstanding regular limited partner interests in Castex Energy 2005, LP, or Castex (0.67% net to us). If not redeemed within 90 days of the receipt of a put notice, the make-whole steps up to 16.5% since inception, OHAI will be granted board observation rights and other covenants would apply.  Further, if the preferred unit holders are not redeemed within one year from the originally scheduled put closing date (90 days after our notice), Castex and the limited partners must use commonly reasonable efforts to enter into a 12% dollar denominated production payment with a 3 year term. If such production payment is not granted within 90 days, Castex must use all available resources to repay preferred interests and the preferred return steps up to 25% from that point forward. Amounts shown for principal and cost include PIK dividends that have been added to the principal balance.

(11)	Effective July 1, 2015, ATP was placed on non-accrual status based on estimated future production payments and income is recognized to the extent cash received.

(12)	For more information on ATP, refer to the discussion of the ATP litigation in Note 6 to the Consolidated Financial Statements.

(13)
Effective June 24, 2015, we executed a third amendment to our credit agreement with Shoreline Energy, LLC, or Shoreline, to amend certain covenant limits in exchange for increases in Shoreline's interest to the greater of LIBOR+9.25% with a 1.25% floor or prime+8.25% with a 1.25% floor, effective after March 31, 2015. The third amendment also included the addition of 0.50% payment-in-kind, or PIK, interest effective after June 30, 2015. Effective September 23, 2015, we executed a fourth amendment to our credit agreement with Shoreline to increase PIK interest to 1.75%. Effective October 22, 2015, we executed a fifth amendment to our credit agreement with Shoreline which included an addition of 0.25% PIK, four quarters of deferred amortization beginning in Q4 2015, and amendments to the leverage and minimum interest coverage ratios.

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

(See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION
CONSOLIDATED FINANCIAL HIGHLIGHTS
(unaudited)

	For the three months ended March 31,
Per Share Data(1)	2016	2015

Net asset value, beginning of period	$5.49	$7.48
Net investment income	0.09	0.11
Net realized and unrealized loss on investments(2)	(0.67)	(0.20)
Net decrease in net assets resulting from operations	(0.58)	(0.09)
Distributions to common stockholders
Distributions from net investment income	(0.06)	(0.12)
Net decrease in net assets from distributions	(0.06)	(0.12)
Net asset value, end of period	$4.85	$7.27

Market value, beginning of period	$3.80	$4.69
Market value, end of period	$3.39	$5.27
Market value return(3)	0.2%	14.9%
Net asset value return(3)	(0.8)%	(0.6)%

Ratios and Supplemental Data
($ and shares in thousands)
Net assets, end of period	$97,906	$149,440
Average net assets	$107,679	$153,219
Common shares outstanding, end of period	20,172	20,544
Total operating expenses/average net assets(4)(5)	12.3%	6.8%
Net investment income/average net assets(4)	6.9%	5.7%
Portfolio turnover rate	0.4%	0.5%
Net decrease in net assets resulting from operations/average net assets(4)	(43.6)%	(5.0)%

Expense Ratios (as a percentage of average net assets)(4)
Interest expense and bank fees	4.1%	1.7%
Management and incentive fees	3.5%	1.7%
Other operating expenses(5)	4.7%	3.4%
Total operating expenses(5)	12.3%	6.8%

(1)	Per share data is based on weighted average number of common shares outstanding for the period.

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

(5)
Net of legal fee reimbursements of $0 million and $0.3 million for the three months ended March 31, 2016 and 2015, respectively. Excluding these legal fee reimbursements, other operating expenses and total operating expenses ratios would have been 4.7% and 12.3% and 4.3% and 7.7%, respectively, for the three months ended March 31, 2016 and 2015. See Note 6 of Notes to Consolidated Financial Statements.

(See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
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

On September 30, 2014, our stockholders approved the appointment of Oak Hill Advisors, L.P., or OHA, as our new investment advisor, replacing NGP Investment Advisor, LP, which had been our investment advisor since our inception. In connection with this change in investment adviser, we changed our name from NGP Capital Resources Company to OHA Investment Corporation. OHA is a registered investment adviser under the Investment Advisers Act of 1940, as amended, or the Advisers Act. OHA acts as our investment advisor and administrator pursuant to an investment advisory agreement and an administration agreement, respectively, each dated as of September 30, 2014, which we refer to as the Investment Advisory Agreement and the Administration Agreement, respectively. See Note 4.

Note 2: Basis of Presentation

These interim unaudited consolidated financial statements include the accounts of OHAI and its consolidated subsidiaries. We eliminate all significant intercompany accounts and transactions upon consolidation. Certain prior period amounts have been reclassified to conform to current period presentation.

We prepare the interim consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. We omit certain information and footnote disclosures normally included in audited financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, pursuant to such rules and regulations. We believe we include all adjustments, which are of a normal recurring nature, so that these financial statements fairly present our financial position, results of operations and cash flows. Interim results are not necessarily indicative of results for a full year or any other interim period. You should read these unaudited consolidated financial statements in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
March 31, 2016
(unaudited)

Declaration Date	Per Share Amount	Record Date	Payment Date
March 18, 2014	$0.16	March 31, 2014	April 7, 2014
June 10, 2014	0.16	June 30, 2014	July 7, 2014
September 11, 2014	0.16	September 30, 2014	October 7, 2014
December 17, 2014	0.16	December 31, 2014	January 9, 2015
March 3, 2015	0.12	March 31, 2015	April 8, 2015
June 10, 2015	0.12	June 30, 2015	July 9, 2015
September 17, 2015	0.12	September 30, 2015	October 7, 2015
December 11, 2015	0.12	December 31, 2015	January 8, 2016
March 15, 2016	0.06	March 31, 2016	April 8, 2016

Note 3: Credit Facilities and Borrowings

We are party to the Third Amended and Restated Revolving Credit Agreement (the “Investment Facility”), dated May 23, 2013, as amended. On September 29, 2014, we amended the Investment Facility to permit the appointment of OHA as our investment advisor. On May 9, 2016, we amended the Investment Facility to extend its maturity date from May 23, 2016 to July 29, 2016 (the “Extension”). As of March 31, 2016, the size of the Investment Facility was $72.0 million and the outstanding principal balance was $67.5 million. The Extension reduced the size of the Investment Facility from $72.0 million to $54.0 million, reflecting the outstanding principal balance on May 9, 2016.
As of March 31, 2016 and December 31, 2015, the total amount outstanding under the Investment Facility was $67.5 million and $72.0 million, respectively. Substantially all of our assets, except our investments in U.S. Treasury Bills, are pledged as collateral for the obligations under the Investment Facility. The Investment Facility bears interest, at our option, at either (i) LIBOR plus 325 to 475 basis points, or (ii) the base rate plus 225 to 375 basis points, both based on our amounts outstanding. As of March 31, 2016, the average interest rate on our outstanding balance of $67.5 million was 5.19%, and an additional $4.5 million was available for borrowing under the Investment Facility. Under the Extension, there are no amounts currently available for future borrowing. The Extension requires that we use cash proceeds from any returns of capital on our portfolio investments (net of commissions and other transaction costs, fees and expenses and taxes) to prepay our debt obligations under the Investment Facility (excluding returns of capital in an amount that we determine to be necessary for us to distribute in order to maintain our status as a regulated investment company under the Internal Revenue Code), and those amounts cannot be re-borrowed under the Investment Facility.
Under the Extension, we are permitted to accrue but are prohibited from paying management or incentive fees (excluding reimbursements to OHA for costs and expenses, or indemnification payments owed to OHA) to OHA under our Investment Advisory Agreement or Administration Agreement.
The total outstanding principal amount of our debt obligations under our Investment Facility will be due and payable on July 29, 2016. We are currently in the process of negotiating a new investment facility, which we expect to have in place prior to that date. However, if we do not have a new investment facility in place prior to that date, or if we are unable to further extend our existing Investment Facility, we will consider a number of actions in order to increase our liquidity to levels sufficient to meet our debt obligations under the existing Investment Facility and any other anticipated cash needs through December 31, 2016. These actions include: refinancing our debt obligations with other lenders, disposing of certain portfolio investments, and reducing other controllable cash outflows.
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

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
March 31, 2016
(unaudited)

of the Treasury Facility to $30.0 million and permitted the appointment of OHA as our investment advisor. Borrowings under the Treasury Facility bear interest, at our option, at either (i) LIBOR plus 150 basis points or (ii) the base rate plus 50 basis points. The Treasury Facility matured on September 24, 2015 and was not renewed.

The Investment Facility contains and the Treasury Facility did contain affirmative and reporting covenants and certain financial ratio and restrictive covenants. We have complied with these covenants throughout 2015 and the three months ended March 31, 2016, and had no existing defaults or events of default under either facility. The most restrictive covenants, with terms as defined in the credit agreements, are (these restrictive covenants apply to both the Investment Facility and the Treasury Facility, unless otherwise noted):

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

On March 30, 2016, we purchased $35.0 million of U.S. Treasury bills and contemporaneously entered into a repurchase arrangement with Wells Fargo Securities, LLC, or WFS, to finance such purchase. Under the repurchase arrangement, we transferred $35.0 million of U.S. Treasury bills and $0.7 million of cash to WFS as collateral under the repurchase agreement. We repaid the amount borrowed under the repurchase agreement, and WFS returned to us the $0.7 million cash collateral, net of a $3,700 financing fee, upon maturity of the U.S. Treasury bills on April 4, 2016. We account for the transfer of the U.S. Treasury bills under the repurchase agreement as a secured borrowing. As a result, the U.S. Treasury bills are recorded on our books as investments in U.S. Treasury bills, and the amount borrowed under the repurchase agreement is recorded as short-term debt at March 31, 2016.

Note 4: Investment Management

Investment Advisory Agreement

On September 30, 2014, we entered into the Investment Advisory Agreement with OHA, an investment adviser registered under the Advisers Act pursuant to which OHA replaced NGP Investment Advisor, LP as our investment advisor. The initial term of the Investment Advisory Agreement is until September 30, 2016, and subsequently for successive one-year renewals, provided such continuation is annually approved by our Board of Directors, a majority of whom are not “interested” persons (as defined in the 1940 Act) of us. Pursuant to the Investment Advisory Agreement, OHA implements our business strategy on a day-to-day basis and performs certain services for us, subject to the supervision of our Board of Directors. Under the Investment Advisory Agreement, we pay OHA a fee consisting of two components — a base management fee and an incentive fee.

Base Management Fee: The base management fee is paid quarterly in arrears, and is calculated by multiplying the average value of our total assets (excluding cash, cash equivalents and U.S. Treasury Bills that are purchased with borrowed funds solely for the purpose of satisfying quarter-end diversification requirements related to our election to be taxed as a RIC under the Code), as of the end of the two immediately prior fiscal quarters, by a rate of 1.75% per annum, with a 0.25% reduction in this 1.75% annual rate for the first year following September 30, 2014. For the three months ended March 31, 2016 and 2015, we incurred $0.8 million and $0.7 million, respectively, in management fees.

Incentive Fee: The incentive fee consists of two parts. The first part, the investment income incentive fee, is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the fiscal quarter for which the fee is being calculated. Pre-incentive fee net investment income means interest income, dividend income, royalty payments, net profits interest payments, and any other income (including any other fees, such as commitment, origination, syndication, structuring, diligence, monitoring and consulting fees or other fees that we receive from portfolio companies) accrued during the fiscal quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement, and any interest expense and distributions paid on any issued and outstanding preferred stock, but

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
March 31, 2016
(unaudited)

excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income that we have not yet received in cash. Accordingly, we may pay an incentive fee based partly on accrued investment income, the collection of which is uncertain or deferred. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses, or unrealized capital appreciation or depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets (defined as total assets less liabilities at the end of the immediately preceding fiscal quarter) is compared to a “hurdle rate” of 1.75% per quarter (7% annualized). OHA receives no incentive fee for any fiscal quarter in which our pre-incentive fee net investment income does not exceed the hurdle rate. OHA receives an incentive fee equal to 100% of our pre-incentive fee net investment income for any fiscal quarter in which our pre-incentive fee net investment income exceeds the hurdle rate but is less than 2.1875% (8.75% annualized) of net assets (also referred to as the “catch up” provision) plus 20% of our pre-incentive fee net investment income for such fiscal quarter greater than 2.1875% (8.75% annualized) of net assets. For the three months ended March 31, 2016, we incurred $0.1 million of incentive fees and did not incur any incentive fees for the three months ended March 31, 2015.

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

We owed $0.05 million and $0.2 million to OHA under the Administration Agreement as of March 31, 2016 and December 31, 2015, respectively, for expenses incurred on our behalf for the final month of the respective quarterly period. We include these amounts in accounts payable and accrued expenses on our consolidated balance sheets.

Note 5: Federal Income Taxes

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
March 31, 2016
(unaudited)

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

Note 6: Commitments and Contingencies

As of March 31, 2016, we had investments in, or commitments to fund investments to, 19 portfolio company totaling $241.9 million. As of December 31, 2015, we had investments in or commitments to fund investments to 19 portfolio company totaling $239.3 million.

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

On October 17, 2012, we filed a lawsuit against ATP styled: OHA Investment Corporation v. ATP Oil & Gas Corporation, Adv. Proc. No. 12-03443, in the U.S. Bankruptcy Court for the Southern District of Texas, seeking a declaration

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
March 31, 2016
(unaudited)

that the ORRIs are our property and not property of ATP and that the conveyance and purchase and sale documents are not executory contracts that may be rejected in order to remove or recharacterize our interests in the properties (the “Adversary Proceeding”). ATP filed an answer and counterclaim in which it claimed, among other things, that the ORRIs were a financing agreement and not a real property interest and that ATP was entitled to disgorge from us any and all royalties paid since the date of ATP’s bankruptcy filing. The United States, on behalf of the Department of the Interior, intervened arguing that the underlying leases are unexpired leases of real property or executory contracts (and not real property conveyances) and are subject to rejection by ATP. BONY, the secondary lien holder, intervened, arguing, among other things, that the ORRIs are a financing agreement and not a real property interest. Also, certain service companies claiming statutory liens or privileges intervened for the purpose of establishing that their alleged statutory liens and privileges are superior to our rights in the ORRIs and asserting related claims for disgorgement of royalties paid to us by ATP. The issues in the Adversary Proceeding were bifurcated such that the issues of (i) whether the conveyances and transactions between us and ATP constituted outright transfers of ownership and (ii) whether the conveyances are executory contracts or leases that ATP may reject, would be tried first as “Phase 1” of the proceeding. And, any additional claims, including the service company statutory lien claims and related issues, would be decided later in “Phase 2.” Phase 1 of the litigation proceeded into the discovery stage and dispositive motion practice.

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

On May 20, 2014, Bennu substituted into the Adversary Proceeding for ATP with respect to any claims that relate to assets purchased from ATP. And, on June 26, 2014, the bankruptcy court entered an order converting ATP’s bankruptcy case to a case under Chapter 7 of the U.S. Bankruptcy Code. Rodney D. Tow was appointed as Chapter 7 Trustee of ATP’s bankruptcy estate.

Subsequently, a series of disputes arose in the main bankruptcy case and the Adversary Proceeding between us, Bennu, and the Trustee regarding who owned and/or held the right to prosecute and finally resolve the claims that were asserted by ATP against us. Based on certain rulings of the bankruptcy court in connection with those disputes (see, Adv. Dkt. No. 236) and a settlement with Bennu, we and Bennu filed, on April 30, 2015, an Expedited Joint Motion to Enter Agreed Judgment (Adv. Dkt. No. 251), seeking entry of an Agreed Judgment determining that, among other things, the ORRIs are a real property interest and a “production payment” within the meaning of Sections 101(42A) and 541(b) of the United States Bankruptcy Code, and that the ORRIs are not and never were property of ATP’s bankruptcy estate. In connection with the Joint Motion, we entered into a Settlement and Release Agreement with Bennu pursuant to which, in exchange for the Agreed Judgment, we agreed to withdraw and/or release Bennu from certain claims primarily relating to our claim for breach of the Acts of Subordination which were executed by CS in connection with the conveyance of the ORRIs. Based on an Objection filed by the Trustee to the Joint Motion to Enter Agreed Judgment (Adv. Dkt. No. 253), the Court abated the Motion, pending further submission by us and Bennu.

     On October 14, 2015, we entered into a Stipulation of Settlement and Release with the Trustee, Bennu and CS, as agent to the DIP Lenders (Adv. Dkt. No. 270, 271). Pursuant to the Stipulation, in exchange for a cash payment of $335,000 and a $3.0 million reduction/credit on the outstanding indebtedness owed by ATP to CS, the Trustee agreed (i) to dismiss any and all claims against us with prejudice, (ii) to release us from any and all claims of any nature; and (iii), among other things, that he shall not contest that the ORRIs are a real property interest and a “production payment” within the meaning of Sections 101(42A) and 541(b) of the United States Bankruptcy Code, and that the ORRIs are not and never were property of ATP’s bankruptcy estate. The Trustee is deemed to have transferred to CS any rights he holds in claims arising under section 549 of the Bankruptcy Code, and CS and the DIP Lenders, in turn, released us from such claims. In exchange for the agreements of the Trustee and CS, we agreed to prosecute a motion to dismiss our claims against the Trustee without prejudice. Our separate Settlement and Release Agreement with Bennu remains in effect, and we released CS and the DIP Lenders from any claims relating to the ORRIs and our transaction documents, including the Acts of Subordination. On December 14, 2015, the Court entered its order approving the Stipulation, and it dismissed the Trustee’s claims with prejudice. On December 16, 2015, we filed a Motion to Dismiss Claims Against ATP Without Prejudice, and our Joint Motion for Agreed Judgment was reset for

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
March 31, 2016
(unaudited)

hearing. On February 4, 2016, our Motion for Agreed Judgment was granted, and an Agreed Final Judgment [Adv. Dkt. No. 276] was entered determining that, among other things, the ORRIs are a real property interest and a “production payment” within the meaning of Sections 101(42A) and 541(b) of the United States Bankruptcy Code. Likewise, our Motion to Dismiss Claims Against ATP Without Prejudice was granted. The Agreed Judgment resolved Phase 1 of the Adversary Proceeding. It does not address any disputes between us and Bennu with respect to the proper calculation of the investment balance under the terms of the ORRIs, including our legal fees, default interest, or the claims asserted by the statutory lien claimants.

On February 3, 2016, we filed our Amended Motion to Dismiss the Complaints in Intervention Filed by the Statutory Lien Claimants [Adv. Dkt. No. 274]. And, the court entered a related Case Management Order on February 4, 2016 [Adv. Dkt. No. 277]. The Amended Motion to Dismiss asserts, among other things, that under the terms of the applicable Louisiana Oil Well Lien Statute, the alleged privileges/statutory liens of the intervenors cannot attach to hydrocarbons owned by or amounts due to holders of overriding royalty interests. We also filed a Motion to Withdraw the Reference of the Phase II Claims from the Bankruptcy Court to the District Court [Adv. Dkt. No. 278]. The statutory lien claimants filed responses to the Amended Motion to Dismiss and the Motion to Withdraw the Reference. On March 24, 2016, the court conducted a hearing on our Amended Motion to Dismiss and Motion to Withdraw the Reference. At the conclusion of the hearing, the court estimated that it would take approximately six weeks for the court to issue a ruling.

The lawsuit is pending and is in the initial stages of Phase II. As of March 31, 2016, our unrecovered investment was $29.3 million, and we had received aggregate royalty payments of $35.9 million since the date of ATP’s bankruptcy filing. As of March 31, 2016, we had incurred legal and consulting fees totaling $5.5 million in connection with the enforcement of our rights under the ORRIs. On various occasions, we have provided notice that such legal expenses will be added to our unrecovered investment balance to the extent they are not reimbursed. To date, we have not received any payments on account of legal expenses aside from our receipt of regular monthly production payments. As a result, we add our legal expenses to the unrecovered investment balance in accordance with our transaction documents. As of March 31, 2016, $5.3 million of the $5.5 million in legal and consulting fees have been added to, and are thus included in, the unrecovered investment balance under the terms of our transaction documents. The remaining amounts of legal and consulting fees, totaling $25 thousand and $261 thousand as of March 31, 2016 and December 31, 2015, respectively, are included in accounts receivable and other current assets on our consolidated balance sheets and are, thus, not included in the unrecovered investment balance as of such dates.

Through March 31, 2016, we received post-petition royalty payments from the Gomez properties and the Telemark properties in the amount of $8.3 million and $27.6 million, respectively. It is estimated that the statutory lien claims asserted by the intervenors in the Adversary Proceeding against our ORRIs are in the principal amount of approximately $35.2 million. At this time, we estimate that there are potential statutory lien claims (including the claims of the intervenors in the Adversary Proceeding, without regard to the validity of such claims) in the principal amount of approximately $54.2 million. We have or will assert that we have viable defenses with respect to all of the claims of the statutory lien claimants or any other claim which seeks to avoid or disgorge any pre-petition or post-petition royalty payment which we received in respect of the Telemark or Gomez properties. In the event we do not prevail on our defenses to the statutory lien claims or any other claim seeking to avoid or disgorge pre-petition or post-petition royalty payments, we contend that, pursuant to the terms of our transaction documents, we are entitled to include any amounts disgorged on account of any such claims into the unrecovered investment balance of our ORRIs. Moreover, to the extent we do not prevail on our defenses to any action brought by the holder of a statutory lien claim, we contend that we would be permitted to seek contribution from other ORRI and net profits interest holders with respect to any disgorged amounts.

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

Note 7: Fair Value

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
March 31, 2016
(unaudited)

Our investments consisted of the following as of March 31, 2016 and December 31, 2015:

	March 31, 2016				December 31, 2015
(Dollar amounts in thousands)	Cost	% of total	Fair Value	% of total	Cost	% of total	Fair Value	% of total

Portfolio investments
First lien secured debt	$22,152	8.0%	$3,340	1.8%	$22,150	8.1%	$3,340	1.7%
Second lien debt	75,039	27.1%	64,453	32.4%	73,791	26.9%	69,508	33.1%
Subordinated debt	47,676	17.2%	37,872	19.0%	47,517	17.3%	37,836	18.0%
Limited term royalties	27,845	10.1%	11,950	6.0%	27,709	10.1%	11,845	5.6%
Redeemable preferred units	52,569	19.0%	39,215	19.7%	51,273	18.7%	43,939	21.0%
CLO residual interests	6,142	2.2%	4,455	2.2%	6,327	2.3%	5,659	2.7%
Equity securities
Membership and partnership units	10,500	3.8%	2,561	1.3%	10,500	3.8%	2,583	1.2%
Total equity securities	10,500	3.8%	2,561	1.3%	10,500	3.8%	2,583	1.2%
Total portfolio investments	241,923	87.4%	163,846	82.4%	239,267	87.2%	174,710	83.3%
Government securities
U.S. Treasury Bills	35,000	12.6%	35,000	17.6%	34,997	12.8%	34,997	16.7%
Total investments	$276,923	100.0%	$198,846	100.0%	$274,264	100.0%	$209,707	100.0%

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

On a quarterly basis, the investment team of our investment advisor prepares fair value recommendations for all of the assets in our portfolio in accordance with ASC 820 and presents them to the Audit Committee of our Board of Directors. The Audit Committee recommends fair values of each asset for which market quotations are not readily available to our Board of Directors, which in good faith determines the final fair value for each investment.

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

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
March 31, 2016
(unaudited)

•
Final Valuation Determination. Our Board of Directors discusses the fair values recommended by the Audit Committee and determines the fair value of each investment in our portfolio for which market quotations are not readily available, in good faith, based on the input of the investment team of our investment advisor, our Audit Committee and the independent valuation firm, if applicable.

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

Fair value accounting classifies financial assets and liabilities in their entirety based on the lowest level of input that is significant to the estimated fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment that may affect the valuation of assets and liabilities and their placement within the fair value hierarchy levels. We did not have any liabilities measured at fair value at March 31, 2016 or December 31, 2015.

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

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
March 31, 2016
(unaudited)

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

We occasionally have investments in our portfolio that contain payment-in-kind, or PIK, interest or dividend provisions. We compute PIK interest income or PIK dividend income at the contractual rate specified in each investment agreement, and we add that amount to the principal balance of the investment. For investments with PIK interest or PIK dividends, we calculate our income accruals on the principal balance plus any PIK amounts. If the portfolio company’s projected cash flows, further supported by estimated total enterprise value, are not sufficient to cover the contractual principal and interest or dividend amounts, as applicable, we do not accrue PIK interest income or PIK dividend income on the investment. To maintain our RIC status, we must pay out this non-cash income to stockholders in the form of distributions, even though we have not yet collected the cash. We recorded net PIK interest income of $0.1 million and $0.1 million in the three months ended March 31, 2016 and 2015, respectively. We recorded PIK dividend income from our investment in Castex Energy 2005, LP, of $1.3 million for the three months ended March 31, 2016, and did not record any PIK dividend income in the three months ended March 31, 2015.

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
March 31, 2016
(unaudited)

The following tables set forth the fair value of our investments by level within the fair value hierarchy as of March 31, 2016 and December 31, 2015 (in thousands):

March 31, 2016	Total	Level 1	Level 2	Level 3
Portfolio investments
Control investments
First lien secured debt	$1,000	$—	$—	$1,000
Total control investments	1,000	—	—	1,000
Affiliate investments
Subordinated debt	16,434	—	—	16,434
Equity securities	2,561	—	—	2,561
Total affiliate investments	18,995	—	—	18,995
Non-affiliate investments
First lien secured debt	2,340	—	—	2,340
Second lien debt	64,453	—	48,893	15,560
Subordinated debt	21,438	—	12,438	9,000
Limited term royalties	11,950	—	—	11,950
Redeemable preferred units	39,215	—	—	39,215
CLO residual interests	4,455	—	4,455	—
Total non-affiliate investments	143,851	—	65,786	78,065
Total portfolio investments	163,846	—	65,786	98,060
Government securities
U.S. Treasury Bills	35,000	35,000	—	—
Total investments	$198,846	$35,000	$65,786	$98,060

December 31, 2015	Total	Level 1	Level 2	Level 3
Portfolio investments
Control investments
First lien secured debt	$1,000	$—	$—	$1,000
Total control investments	1,000	—	—	1,000
Affiliate investments
Subordinated debt	16,310	—	—	16,310
Equity securities	2,583	—	—	2,583
Total affiliate investments	18,893	—	—	18,893
Non-affiliate investments
First lien secured debt	2,340	—	—	2,340
Second lien debt	69,508	—	48,154	21,354
Subordinated debt	21,526	—	13,606	7,920
Limited term royalties	11,845	—	—	11,845
Redeemable preferred units	43,939	—	—	43,939
CLO residual interests	5,659	—	5,659	—
Total non-affiliate investments	154,817	—	67,419	87,398
Total portfolio investments	174,710	—	67,419	107,291
Government securities
U.S. Treasury Bills	34,997	34,997	—	—
Total investments	$209,707	$34,997	$67,419	$107,291

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
March 31, 2016
(unaudited)

The following tables present roll-forwards of the changes in fair value for all investments for which we determine fair value using unobservable (Level 3) factors for the periods indicated (in thousands):

	First Lien Secured Debt and Limited Term Royalties	Second Lien Debt	Subordinated Debt and Redeemable Preferred Units	Equity Securities	Total Investments

For the three months ended March 31, 2016
Fair value at December 31, 2015	$15,185	$21,354	$68,169	$2,583	$107,291
Total gains, (losses) and amortization:
Net unrealized gains (losses)	(33)	(5,819)	(4,961)	(22)	(10,835)
Net amortization of premiums, discounts and fees	2	10	17	—	29
New investments, repayments and settlements, net:
PIK	136	15	1,424	—	1,575
Fair value at March 31, 2016	$15,290	$15,560	$64,649	$2,561	$98,060

Net change in unrealized gains (losses) from investments still held as of reporting date:
March 31, 2016	$(33)	$(5,819)	$(4,961)	$(22)	$(10,835)
March 31, 2015	(3,098)	55	113	380	(2,550)

	First Lien Secured Debt and Limited Term Royalties	Second Lien Debt	Subordinated Debt and Redeemable Preferred Units	Equity Securities	Total Investments

For the three months ended March 31, 2015
Fair value at December 31, 2014	$34,970	$21,835	$79,606	$2,147	$138,558
Total gains, (losses) and amortization:
Net unrealized gains (losses)	(3,109)	54	113	322	(2,620)
Net amortization of premiums, discounts and fees	57	22	16	—	95
New investments, repayments and settlements, net:
New investments	—	18,513	440	—	18,953
PIK	—	—	118	—	118
Repayments and settlements	(700)	(195)	—	—	(895)
Fair value at March 31, 2015	$31,218	$40,229	$80,293	$2,469	$154,209

During both the three month periods ended March 31, 2016 and 2015, none of our investments in portfolio companies changed among the categories of Control Investments, Affiliate Investments and Non-Affiliate Investments, and there were no transfers among Levels 3, 2 or 1.

We present net unrealized gains (losses) on our consolidated statements of operations as “Net unrealized appreciation (depreciation) on investments.”

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
March 31, 2016
(unaudited)

The following table summarizes the significant unobservable inputs in the fair value measurements of our Level 3 investments by category of investment and valuation technique as of March 31, 2016 (dollars in thousands):

Type of Investment	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs	Weighted Average

Non-Energy Investments:
First lien secured debt	$2,340	Market comparables	Market yields	8.3%	8.3%

Second lien debt	12,314	Market comparables	Market yields	11.2%	11.2%

Subordinated Debt	25,434	Market comparables	Market yields	13.4% - 17.2%	15.9%

Equity securities	2,561	Market comparables	EBITDA multiples	5.25x	5.25x
	42,649

Energy Investments:
First lien secured debt and limited term royalties	12,950	Discounted cash flow	Discount rate	31.9%	31.9%

Second lien debt	3,246	Market comparables	Market yields	N/A	N/A
			Reserve multiples	$6.60-$9.00(1)	$7.80
			Production multiples	$24.00-$36.00(2)	$30.00

Redeemable preferred units	39,215	Discounted cash flow	Discount rate	165.7%	165.7%
	55,411

Total Level 3 investments	$98,060
________________________________________

(1)	Based on recent comparable transactions involving similar assets, expressed as price per unit of equivalent barrel of oil in proved reserves.

(2)	Based on recent comparable transactions involving similar assets, expressed as price per daily production of equivalent barrel of oil in proved reserves.

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

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
March 31, 2016
(unaudited)

per share, a 27% discount to net asset value at December 31, 2014. Repurchases initiated after March 31, 2015 were made pursuant to a plan executed in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following analysis of our financial condition and results of operations in conjunction with management’s discussion and analysis contained in our 2015 Annual Report on Form 10-K, as well as our consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q. The terms “we,” “us,” “our” and “OHAI” refer to OHA Investment Corporation and its consolidated subsidiaries. The term "OHA" refers to Oak Hill Advisors, L.P., our investment adviser.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q that relate to estimates or expectations of our future performance or financial condition may constitute “forward-looking statements.” These forward-looking statements are subject to various risks and uncertainties, which could cause actual results and conditions to differ materially from those projected, including, but not limited to:

•uncertainties associated with the timing and likelihood of investment transaction closings;

•	changes in interest rates;

•	the future operating results of our portfolio companies and their ability to achieve their objectives;

•	changes in regional, national or international economic conditions and their impact on the industries in which we invest;

•	disruptions in the credit and capital markets;

•	changes in the conditions of the industries in which we invest;

•	the adequacy of our cash resources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the ability of OHA to locate suitable investments for us and to monitor and administer our investments;

•	the negotiation of a new credit facility to replace our investment facility;

•	other factors enumerated in our filings with the Securities and Exchange Commission, or the SEC;

•	further decrease in oil and gas prices for an extended period causing further losses in E&P holdings; and

•	effects of current and pending legislation.
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

Overview

We are a specialty finance company designed to provide our investors with current income and capital appreciation. We focus primarily on providing creative direct lending solutions to middle market private companies across industry sectors. Our investment objective is to generate both current income and capital appreciation primarily through debt investments, some of which include equity components. Our investment activities are managed by OHA and supervised by our Board of Directors, the majority of whose members are independent of OHA and its affiliates.

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

The aggregate fair value of our investment portfolio at March 31, 2016 was $163.8 million, with such value comprised of 17 active portfolio investments compared to 10 active portfolio investments at September 30, 2014. Under our previous investment advisor, we focused our investments primarily on small and mid-size companies engaged in the upstream sector of the energy industry, which includes businesses that find, develop and extract energy resources, such as natural gas, crude oil and coal. Consequently, a significant portion of our current investment portfolio value is comprised of debt securities and other investments in upstream exploration and production companies engaged in the acquisition, development and production of oil and natural gas properties in and along the Gulf Coast, and in the state and federal waters of the Gulf of Mexico.

Part of our current investment approach is to reduce our portfolio concentration in the energy industry and to diversify our portfolio with investments in debt securities of U.S. private and small public middle market companies across various industry sectors. The concentration of our investment portfolio in the energy sector decreased to 36% at March 31, 2016 from 74% at September 30, 2014, on a fair value basis.

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

Portfolio and Investment Activity

In January 2016, we purchased a $1.7 million second lien term loan to Berlin Packaging, or Berlin, adding to our $5.5 million position that was previously acquired in December 2015. The $1.7 million Berlin loan was purchased at a 5.0% discount, earns interest payable in cash at a rate of 7.75% per annum (LIBOR+6.75% with a 1.0% floor) and matures in October 2022.

In March 2016, we sold $0.5 million of the second lien term loan of Stardust Financial Holdings, Inc., an affiliate of Hanson Building Products, at a price of 97.0 price, resulting in a realized capital gain of $24 thousand or $0.00 per share.

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

The terms of the ORRIs provide that they will terminate after we receive production payments that equal a defined sum calculated (generally) based on our investment in the ORRIs plus a time-value factor at a rate of 13.2% per annum. On August 17, 2012, ATP filed for protection under Chapter 11 of the U.S. Bankruptcy Code. For more information, please refer to the discussion of the ATP Litigation under the heading “Legal Proceedings” in Note 6 to our interim consolidated financial statements. As of March 31, 2016, our unrecovered investment was $29.3 million, and we had received aggregate production payments of $35.9 million subject to a disgorgement agreement. In addition, as of March 31, 2016, we had incurred legal and consulting fees totaling $5.5 million in connection with the enforcement of our rights under the ORRIs. On various occasions, we have provided notice that such legal expenses will be added to our unrecovered investment balance to the extent they are not reimbursed. To date, we have not received any payments on account of legal expenses aside from our receipt of regular monthly production payments. We add our legal expenses to the unrecovered investment balance in accordance with our transaction documents. As of March 31, 2016, $5.3 million of the $5.5 million in legal and consulting fees have been added to, and are thus included in, the unrecovered investment balance under the terms of our transaction documents. The remaining amounts of legal and consulting fees, totaling $25 thousand and $261 thousand as of March 31, 2016 and December 31, 2015, respectively, are included in accounts receivable and other current assets on our consolidated balance sheets and are, thus, not included in the unrecovered investment balance as of such dates.

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

	March 31, 2016			December 31, 2015
	Weighted Average Yields			Weighted Average Yields
		Percentage of Portfolio			Percentage of Portfolio
		Cost	Fair Value		Cost	Fair Value
First lien secured debt	8.4%	9.3%	2.1%	8.3%	9.3%	1.9%
Second lien debt	9.2%	31.0%	39.3%	10.0%	30.8%	39.8%
Subordinated debt	13.3%	19.7%	23.1%	13.3%	19.9%	21.7%
Limited term royalties	7.8%	11.5%	7.3%	11.8%	11.6%	6.8%
Redeemable preferred units	10.0%	21.7%	23.9%	10.0%	21.4%	25.1%
CLO residual interests (1)	13.6%	2.5%	2.7%	13.3%	2.6%	3.2%
Equity securities
Membership and partnership units	—%	4.3%	1.6%	—%	4.4%	1.5%
Total equity securities	—%	4.3%	1.6%	—%	4.4%	1.5%
Total portfolio investments	10.3%	100.0%	100.0%	11.0%	100.0%	100.0%

(1) Yields from investments in CLO residual interests represent the implied internal rate of return calculation expected from cash flows.

As of March 31, 2016 and December 31, 2015, the total fair value of our portfolio investments was $163.8 million and $174.7 million, respectively. Of those fair value totals, approximately $98.1 million, or 59.8%, as of March 31, 2016, and $107.3 million, or 61.4%, as of December 31, 2015 are determined using significant unobservable (i.e., Level 3) inputs.

Results of Operations

Investment Income

Investment income includes interest on our investments, dividend income and royalty income. Dividend income is income we from certain of our equity investments. Royalty income is net of amortization that we receive in connection with certain of our investments. These fees are recognized as earned.

Investment Income	For the three months ended March 31,
(in thousands)	2016	2015

Interest income	$3,813	$3,777
Dividend income	1,313	988
Royalty income, net of amortization, and other	31	51
Total investment income	$5,157	$4,816

For the three months ended March 31, 2016, investment income increased by $0.3 million compared to the same period of prior year, primarily as a result of an increase in average portfolio investment balance of $35.2 million, partially offset by a decline in the weighted average investment income yield of 8.1% in the 2016 period from 9.3% in the 2015 period.

Operating expenses include interest expense and our allocable portion of operating expenses incurred on our behalf by our investment advisor and our administrator. Other general and administrative expenses include our allocated share of employee, facilities, and stockholder services incurred by our administrator.

Operating Expenses	For the three months ended March 31,
(in thousands)	2016	2015

Interest expense and bank fees	$1,088	$663
Management and incentive fees	930	678
Professional fees	720	563
Other general and administrative expenses	567	721
Total operating expenses	$3,305	$2,625

For the three months ended March 31, 2016, operating expenses increased from the comparable prior period. Interest expense and bank fees increased during the 2016 period compared to the same period in 2015, primarily due to an increase in weighted average debt outstanding on our investment facility of $37.9 million and higher interest rates in the 2016 period compared to 2015. Management fees were higher in the current period primarily as a result of higher total assets subject to base management fee under the Investment Advisory Agreement with OHA and expiration of the 0.25% reduction in the base management fee rate through September 30, 2015. Professional fees increased during the 2016 period compared to the same period in 2015, primarily due to higher legal and audit fees. Other general and administrative expenses decreased during the 2016 period as compared to the same period in 2015, primarily due to a decrease in employee related expenses.

Under the Investment Advisory Agreement, the investment income incentive fee is calculated quarterly at a rate of 20% of quarterly net investment income above a “hurdle rate” of 1.75% per quarter (7% annualized) with a “catch up” provision. For the three months ended March 31, 2016 we incurred $100,000 and did not incur any incentives fees for the three months ended March 31, 2015.

Net Investment Income	For the three months ended March 31,
(in thousands)	2016	2015

Net investment income	$1,835	$2,169
Net investment income per common share	$0.09	$0.11

During the three month period ended March 31, 2016, the decrease in net investment income compared to the three month period ended March 31, 2015 was driven by higher operating expenses, partially offset by an increase in investment income in 2016.

Net Realized Gains and Losses

Net realized gains and losses is the difference between the net proceeds received from dispositions of portfolio investments and their stated costs. Realized losses may also be recorded in connection with our determination that certain investments are considered worthless securities and/or meet the conditions for loss recognition per the applicable tax rules.

Net Realized Gains and Losses	For the three months ended March 31,
(in thousands)	2016	2015

Net realized gains and losses	$24	$(21)
Net realized gains and losses per common share	$—	$—

For the three months ended March 31, 2016, we realized capital gains related to the sale of a $0.5 million principal amount of our Hanson investment. In the comparable 2015 period, we realized capital losses related to our investment in DeanLake LP equity units.

Net Unrealized Appreciation (Depreciation) on Investments

Net unrealized appreciation or depreciation is the net change in the fair value of our investments during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.

Net Unrealized Appreciation (Depreciation) on Investments	For the three months ended March 31,
(in thousands)	2016	2015

Control investments	$—	$(1,224)
Affiliate investments	(35)	368
Non-affiliate investments	(13,488)	(3,177)
Net unrealized appreciation (depreciation) on investments	$(13,523)	$(4,033)
Net unrealized appreciation (depreciation) on investments per common share	$(0.67)	$(0.20)

Control Investments

For the three months ended March 31, 2016, there was no change in value of our control investments. In the comparable 2015 period, we recognized net unrealized depreciation of $1.2 million which was primarily due to a decrease in the fair value of our Contour and Spirit investments of $0.4 million and $0.8 million, respectively.

Affiliate Investments

For the three months ended March 31, 2016, the increase in net unrealized depreciation on our affiliate investments was attributable to a decrease in the fair value of our investment in OCI. In the comparable 2015 period, we recognized net unrealized appreciation of $0.4 million, primarily due to an increase in the estimated fair value of our investment in OCI.

Non-Affiliate Investments

For the three months ended March 31, 2016, the increase in net unrealized depreciation on our non-affiliate investments was primarily due to a decrease in the fair value of our investments in Castex of $6.0 million, Shoreline of $5.8 million, Talos of $1.6 million, Gramercy of $1.0 million and other investments totaling a net $0.1 million. This was partially offset by an increase in fair value of our investment in KOVA of $1.1 million. In the comparable 2015 period, we recognized net unrealized depreciation of $3.2 million primarily due to a decrease in the estimated fair value of our investments in the ATP of $2.4 million and Talos of $2.5 million. This was partially offset by increases in fair value of our investments in Castex of $0.6 million, Gramercy of $0.6 million and a net increase of $0.5 million in other investments.

Net Decrease in Net Assets Resulting from Operations	For the three months ended March 31,
(in thousands)	2016	2015

Net decrease in net assets resulting from operations	$(11,664)	$(1,885)
Net decrease in net assets resulting from operations per common share	$(0.58)	$(0.09)

For the three months ended March 31, 2016, the net decrease in net assets results from operations compared to the three months ended March 31, 2015 is primarily attributable to the $9.5 million decrease in unrealized losses on our investments, which is described above.

Financial Condition, Liquidity and Capital Resources

At March 31, 2016, we had cash and cash equivalents totaling $2.3 million.

During the three months ended March 31, 2016, our increase of net cash used in operating activities is primarily due to higher net purchases of portfolio investments. Purchases of portfolio investments totaled $1.6 million as compared to $21.1 million in the comparable 2015 period.

Proceeds from the realization of portfolio investments totaled $0.4 million during the three months ended March 31, 2016, compared to $0.9 million during the comparable 2015 period.

During the three months ended March 31, 2016, we had net cash outflows from operations of $5.2 million, excluding net purchases and redemptions of portfolio investments, compared to $2.4 million net cash inflows during the comparable period of 2015. The lower amount of cash generated from operations during the three months ended March 31, 2016 was primarily attributable to timing differences involving normal operational activity between the two periods and fluctuations in realized and unrealized gains (losses) on our portfolio investments.

Our increase of net cash used by financing activities is primarily due to borrowing and distribution activity. At March 31, 2016, the amount outstanding under our $72.0 million Third Amended and Restated Revolving Credit Agreement, or the Investment Facility, was $67.5 million, and there was $4.5 million available for borrowing. On March 30, 2016, we purchased $35.0 million of U.S. Treasury bills and contemporaneously entered into a repurchase arrangement with Wells Fargo to finance such purchase. Under the repurchase arrangement, we transferred $35.0 million of U.S. Treasury bills and $0.7 million of cash to Wells Fargo as collateral under the repurchase agreement. See Note 3 to our interim consolidated financial statements.

During the three months ended March 31, 2016, we paid cash distributions totaling $2.4 million, or $0.12 share, to our common stockholders. In March 2016, we declared a first quarter distribution totaling $1.2 million, or $0.06 per share, which was paid in April 2016. We currently intend to continue to distribute, out of assets legally available for distribution and as determined by our Board of Directors, in the form of quarterly distributions, a minimum of 90% of our annual investment company taxable income to our stockholders.

Credit Facilities and Borrowings

We are party to the Third Amended and Restated Revolving Credit Agreement (the “Investment Facility”), dated May 23, 2013, as amended. On September 29, 2014, we amended the Investment Facility to permit the appointment of OHA as our investment advisor. On May 9, 2016, we amended the Investment Facility to extend its maturity date from May 23, 2016 to July 29, 2016 (the “Extension”). As of March 31, 2016, the size of the Investment Facility was $72.0 million and the outstanding principal balance was $67.5 million. The Extension reduced the size of the Investment Facility from $72.0 million to $54.0 million, reflecting the outstanding principal balance on May 9, 2016.
As of March 31, 2016 and December 31, 2015, the total amount outstanding under the Investment Facility was $67.5 million and $72.0 million, respectively. Substantially all of our assets, except our investments in U.S. Treasury Bills, are pledged as collateral for the obligations under the Investment Facility. The Investment Facility bears interest, at our option, at either (i) LIBOR plus 325 to 475 basis points, or (ii) the base rate plus 225 to 375 basis points, both based on our amounts outstanding. As of March 31, 2016, the average interest rate on our outstanding balance of $67.5 million was 5.19%, and an additional $4.5 million was available for borrowing under the Investment Facility. Under the Extension, there are no amounts currently available for future borrowing. The Extension requires that we use cash proceeds from any returns of capital on our portfolio investments (net of commissions and other transaction costs, fees and expenses and taxes) to prepay our debt obligations under the Investment Facility (excluding returns of capital in an amount that we determine to be necessary for us to distribute in order to maintain our status as a regulated investment company under the Internal Revenue Code), and those amounts cannot be re-borrowed under the Investment Facility.
Under the Extension, we are permitted to accrue but are prohibited from paying management or incentive fees (excluding reimbursements to OHA for costs and expenses, or indemnification payments owed to OHA) to OHA under our Investment Advisory Agreement or Administration Agreement.
The total outstanding principal amount of our debt obligations under our Investment Facility will be due and payable on July 29, 2016. We are currently in the process of negotiating a new investment facility, which we expect to have in place prior to that date. However, if we do not have a new investment facility in place prior to that date, or if we are unable to further extend our existing Investment Facility, we will consider a number of actions in order to increase our liquidity to levels sufficient to meet our debt obligations under the existing Investment Facility and any other anticipated cash needs through December 31, 2016. These actions include: refinancing our debt obligations with other lenders, disposing of certain portfolio investments, and reducing other controllable cash outflows.
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
On March 30, 2016, we purchased $35.0 million of U.S. Treasury bills and contemporaneously entered into a repurchase arrangement with Wells Fargo Securities, LLC, or WFS, to finance such purchase. Under the repurchase arrangement, we transferred $35.0 million of U.S. Treasury bills and $0.7 million of cash to WFS as collateral under the repurchase agreement. We repaid the amount borrowed under the repurchase agreement, and WFS returned to us the $0.7 million cash collateral, net of a $3,700 financing fee, upon maturity of the U.S. Treasury bills on April 4, 2016. We account for the transfer of the U.S. Treasury bills under the repurchase agreement as a secured borrowing. As a result, the U.S. Treasury bills are recorded on our books as investments in U.S. Treasury bills, and the amount borrowed under the repurchase agreement is recorded as short-term debt at March 31, 2016.

We had a $30.0 million Treasury Facility that could only be used to purchase U.S. Treasury Bills. Proceeds from the Treasury Facility facilitated the growth of our investment portfolio and provided flexibility in the sizing of our portfolio investments. This facility expired on September 24, 2015.

The Investment Facility contains and the Treasury Facility did contain affirmative and reporting covenants and certain financial ratio and restrictive covenants. We have complied with these covenants throughout 2016 and 2015 and had no existing defaults or events of default under either facility. The most restrictive covenants, with terms as defined in the credit agreements, are:

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

Portfolio Credit Quality

At March 31, 2016, most of our portfolio investments were in negotiated, and often illiquid, securities of middle market businesses, with a concentration in the energy industry. As of March 31, 2016, we had certain investments related to four portfolio companies on non-accrual status with an aggregate cost and fair value of $69.1 million and $16.2 million, respectively. Our investments in Contour and Spirit were placed on non-accrual status during the fourth quarter of 2014. Effective July 1, 2015, ATP was placed on non-accrual status based on estimated future production payments and income is recognized to the extent cash received. In March 2016 Shoreline management indicated that they will not be making their April 2016 interest payment and as a result we placed our investment in Shoreline on non-accrual status. Our portfolio investments at fair value were approximately 67.7% and 73.0% of the related cost basis as of March 31, 2016 and December 31, 2015, respectively.

Non-accruing and non-income producing investments	March 31, 2016		December 31, 2015
(in thousands)	Cost	Fair Value	Cost	Fair Value

Non-accruing investments
ATP Oil & Gas Corporation/Bennu Oil & Gas, LLC (non-accrual July 2015)	$27,845	$11,950	$27,709	$11,845
Shoreline Energy, LLC (non-accrual January 2016)	12,659	3,246	—	—
Contour Highwall Holdings, LLC (non-accrual October 2014)	11,578	1,000	11,578	1,000
Spirit Resources, LLC - Tranche A (non-accrual November 2014)	4,621	—	4,621	—
Spirit Resources, LLC - Tranche B (non-accrual March 2014)	4,409	—	4,409	—
Total non-accruing investments	61,112	16,196	48,317	12,845

Non-income producing investments
OHA/OCI Investments, LLC Class A Units	2,500	2,561	2,500	2,583
Spirit Resources, LLC preferred units	8,000	—	8,000	—
Total non-income producing investments	10,500	2,561	10,500	2,583
Total non-accruing and non-income producing investments	$71,612	$18,757	$58,817	$15,428

Contractual Obligations and Off-Balance Sheet Arrangements

The following table summarizes our contractual payment obligations at March 31, 2016 (in thousands):

Revolving credit facilities(1)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Investment Facility	$67,500	$67,500	$—	$—	$—
Repurchase Agreement	34,300	34,300	—	—	—
Total	$101,800	$101,800	$—	$—	$—
(1) Excludes accrued interest amounts.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the information provided in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2015.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q (March 31, 2016), we performed an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2016, our disclosure controls and procedures were effective in providing reasonable assurance (i) that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) that such information is accumulated and communicated to management in a manner that allows timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No changes in internal control over financial reporting occurred during the quarter ended March 31, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act).

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The information set forth under the heading “Legal Proceedings” in Note 6 to our interim consolidated financial statements is incorporated herein by reference.

Item 1A. Risk Factors

During the three months ended March 31, 2016, there were no material changes to the risk factors disclosed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The information set forth in Note 8 to our interim consolidated financial statements is incorporated herein by reference. There were no shares of common stock repurchased during the first quarter of 2016.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None.

Item 6. Exhibits

See “Index to Exhibits” following the signature page for a description of the exhibits furnished as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OHA INVESTMENT CORPORATION

Date:	May 10, 2016	By:	/s/ STEVEN T. WAYNE
Steven T. Wayne
President and Chief Executive Officer

Date:	May 10, 2016	By:	/s/ CORY E. GILBERT
Cory E. Gilbert
Chief Financial Officer and Treasurer

Index to Exhibits

Exhibit No.	Exhibit

10.20*
Second Amendment to the Third Amendment and Restated Revolving Credit Agreement dated as of May 9, 2016, between Registrant, the lenders from time to time party thereto and SunTrust Bank, as administrative agent

31.1*	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Executive Officer
31.2*	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Financial Officer
32.1**	Section 1350 Certification by the Chief Executive Officer
32.2**	Section 1350 Certification by the Chief Financial Officer
____________
*Filed herewith.
**Furnished herewith.