Form 10-Q
period 2016-06-30
OHA Investment Corp
filed 2016-08-05
CIK 1297704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
or
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

As of August 5, 2016, there were 20,172,392 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

OHA INVESTMENT CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2016	December 31, 2015
	(unaudited)
Assets
Investments in portfolio securities at fair value
Control investments (cost: $17,030 and $28,608, respectively)	$—	$1,000
Affiliate investments (cost: $18,923 and $18,647, respectively)	18,836	18,893
Non-affiliate investments (cost: $181,520 and $192,012, respectively)	129,353	154,817
Total portfolio investments (cost: $217,473 and $239,267, respectively)	148,189	174,710
Investments in U.S. Treasury Bills at fair value (cost: $0 and $34,997, respectively)	—	34,997
Total investments	148,189	209,707
Cash and cash equivalents	3,781	15,554
Accounts receivable and other current assets	10	517
Interest receivable	1,605	2,248
Deferred loan costs and other prepaid assets	29	451
Total current assets	5,425	18,770
Total assets	$153,614	$228,477

Liabilities
Current liabilities
Due to broker	$—	$5,226
Distributions payable	1,210	2,421
Accounts payable and accrued expenses	2,314	1,962
Management and incentive fees payable	867	1,713
Income taxes payable	117	75
Repurchase agreement	—	34,300
Short-term debt	52,296	72,000
Total current liabilities	56,804	117,697
Total liabilities	56,804	117,697
Commitments and contingencies (Note 6)
Net assets
Common stock, $.001 par value, 250,000,000 shares authorized; 20,172,392 shares issued and outstanding for both periods	20	20
Paid-in capital in excess of par	241,985	241,985
Undistributed net investment loss	(5,270)	(5,947)
Undistributed net realized capital loss	(73,757)	(63,838)
Net unrealized depreciation on investments	(66,168)	(61,440)
Total net assets	96,810	110,780
Total liabilities and net assets	$153,614	$228,477
Net asset value per share	$4.80	$5.49
(See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
Investment income:
Interest income:
Affiliate investments	$680	$614	$1,355	$1,216
Non-affiliate investments	2,716	4,091	5,854	7,266
Dividend income:
Non-affiliate investments	970	999	2,283	1,987
Royalty income, net of amortization:
Control investments	—	6	—	19
Other income	7	204	38	242
Total investment income	4,373	5,914	9,530	10,730
Operating expenses:
Interest expense and bank fees	975	904	2,063	1,567
Management and incentive fees	767	854	1,697	1,532
Professional fees, net of legal fees of $0, $200, $0 and $487, respectively, related to ATP bankruptcy (See Note 6)	669	814	1,389	1,377
Other general and administrative expenses	600	814	1,167	1,535
Total operating expenses	3,011	3,386	6,316	6,011
Income tax provision, net	99	30	116	52
Net investment income	1,263	2,498	3,098	4,667
Realized and unrealized gain (loss) on investments:
Net realized capital gain (loss) on investments
Control investments	(10,142)	253	(10,142)	232
Non-affiliate investments	199	—	223	—
Total net realized capital gain (loss) on investments	(9,943)	253	(9,919)	232
Net unrealized appreciation (depreciation) on investments
Control investments	10,578	(1,998)	10,578	(3,222)
Affiliate investments	(298)	720	(333)	1,088
Non-affiliate investments	(1,485)	(1,957)	(14,973)	(5,134)
Total net unrealized appreciation (depreciation) on investments	8,795	(3,235)	(4,728)	(7,268)

Net increase (decrease) in net assets resulting from operations	$115	$(484)	$(11,549)	$(2,369)

Net increase (decrease) in net assets resulting from operations per common share	$0.01	$(0.02)	$(0.57)	$(0.12)

Distributions declared per common share	$0.06	$0.12	$0.12	$0.24
Weighted average shares outstanding - basic and diluted	20,172	20,332	20,172	20,471

 (See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
(in thousands, except per share data)
(unaudited)

	For the six months ended June 30,
	2016	2015
Increase (decrease) in net assets from operations
Net investment income	$3,098	$4,667
Net realized capital gain (loss) on investments	(9,919)	232
Net unrealized depreciation on investments	(4,728)	(7,268)
Net decrease in net assets resulting from operations	(11,549)	(2,369)
Distributions to common stockholders
Distributions from net investment income	(2,421)	(4,895)
Net decrease in net assets from distributions	(2,421)	(4,895)
Capital transactions
Acquisition of common stock under repurchase plan	—	(2,001)
Net decrease in net assets from capital transactions	—	(2,001)
Net decrease in net assets	(13,970)	(9,265)
Net assets, beginning of period	110,780	154,164
Net assets, end of period	$96,810	$144,899
Net asset value per common share at end of period	$4.80	$7.16
Common shares outstanding at end of period	20,172	20,247

(See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the six months ended June 30,
	2016	2015
Cash flows from operating activities:
Net decrease in net assets resulting from operations	$(11,549)	$(2,369)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash attributable to operating activities:
Payment-in-kind interest	(2,805)	(947)
Net amortization of premiums, discounts and fees	(203)	(317)
Net realized capital loss (gain) on investments	9,919	(232)
Net unrealized depreciation on investments	4,728	7,268
Amortization of deferred loan costs	469	569
Purchase of investments in portfolio securities	(1,756)	(39,979)
Proceeds from redemption or sale of investments in portfolio securities	16,637	12,324
Purchase of investments in U.S. Treasury Bills	(35,000)	(61,201)
Proceeds from redemption of investments in U.S. Treasury Bills	69,997	61,201
Effects of changes in operating assets and liabilities:
Accounts receivable and other current assets	507	(350)
Interest receivable	643	(7)
Prepaid assets	(47)	(5)
Payables and accrued expenses	(5,678)	(47)
Net cash attributable to operating activities	45,862	(24,092)
Cash flows from financing activities:
Borrowings under revolving credit facilities	8,500	146,000
Borrowings under repurchase agreement	34,300	—
Repayments on revolving credit facilities	(28,204)	(126,000)
Repayments on repurchase agreement	(68,600)	—
Acquisition of common stock under repurchase plan	—	(2,001)
Distributions to stockholders	(3,631)	(5,764)
Net cash attributable to financing activities	(57,635)	12,235
Net change in cash and cash equivalents	(11,773)	(11,857)
Cash and cash equivalents, beginning of period	15,554	31,455
Cash and cash equivalents, end of period	$3,781	$19,598

(See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2016
(in thousands, except share amounts and percentages)
(unaudited)

Portfolio Company	Industry Segment	Investment(1)	Principal	Cost	Fair Value(2)

Control Investments - (More than 25% owned)
Spirit Resources, LLC	Oil & Natural Gas Production and Development	Tranche A - Senior Secured Term Loan (greater of 8.0% or LIBOR+4.0%, due 4/28/2015)(5)	$4,657	$4,621	$—
Spirit Resources, LLC	Oil & Natural Gas Production and Development	Tranche B - Senior Secured Term Loan (greater of 15.0% PIK or LIBOR+11.0%, due 10/28/2015)(5)	4,409	4,409	—
Spirit Resources, LLC	Oil & Natural Gas Production and Development	80,000 Preferred Units representing 100% of the outstanding equity		8,000	—
Subtotal Control Investments - (More than 25% owned)				$17,030	$—

Affiliate Investments - (5% to 25% owned)
OCI Holdings, LLC	Home Health Services	Subordinated Note (LIBOR+ 12.0% cash with a 1.0% floor plus 3.0% PIK, due 8/15/2018)(6)	$16,559	$16,423	$16,559
OCI Holdings, LLC	Home Health Services	OHA/OCI Investments, LLC Class A Units representing 20.8% diluted ownership of OCI Holdings, LLC		2,500	2,277
Subtotal Affiliate Investments - (5% to 25% owned)				$18,923	$18,836

Non-affiliate Investments - (Less than 5% owned)
Castex Energy 2005, LP	Oil & Natural Gas Production and Development	Redeemable Preferred LP Units (current pay 8.0% cash or 10.0% PIK, due 7/1/2016)(7)	$53,878	$53,807	$39,086
ATP Oil & Gas Corporation/Bennu Oil & Gas, LLC	Oil & Natural Gas Production and Development	Limited Term Royalty Interest (notional rate of 13.2%)(8)(9)		27,845	13,717
Appriss Holdings, Inc.	Information Services	Second Lien Term Loan (LIBOR+8.25% with a 1.0% floor, due 5/21/2021)	13,100	12,938	12,314
Kronos Incorporated	Software	Second Lien Term Loan (LIBOR+8.5% with a 1.25% floor, due 4/30/2020)(3)	12,000	12,131	12,105
WP Mustang (Electronic Funds Services, LLC)	Financial Services	Second Lien Term Loan (LIBOR+7.5% with a 1.0% floor, due 5/29/2022)(3)	10,000	9,853	10,000
Royal Holdings, Inc.	Chemicals	Second Lien Term Loan (LIBOR+7.5% with a 1.0% floor, due 6/19/2023)(3)	10,000	9,928	9,300
TIBCO Software, Inc.	Software	Senior Unsecured Notes (11.38% due 12/1/2021)(3)	10,100	9,730	8,030

(See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2016
(In thousands, except share amounts and percentages)
(Unaudited — Continued)

Portfolio Company	Industry Segment	Investment(1)	Principal	Cost	Fair Value(2)

Non-affiliate Investments - (Less than 5% owned) - Continued
Berlin Packaging	Packaging	Second Lien Term Loan (LIBOR+6.75% with a 1.0% floor, due 10/1/2022)(3)	$7,205	$6,865	$7,151
Gramercy Park CLO Ltd.(4)	Financial Services	Subordinated Notes, Residual Interest (11.95%, based on cost, due 7/17/2023)(3)	9,000	5,842	4,939
Talos Production, LLC	Oil & Natural Gas Production and Development	Senior Unsecured Notes (9.75%, due 2/15/2018)(3)	12,000	11,972	4,230
WASH Multifamily Acquisition, Inc.	Industrials - Laundry Equipment	Second Lien Term Loan (LIBOR+7.0% with a 1.0% floor, due 5/14/2023)(3)	3,404	3,381	3,357
Synarc-BioCore Holdings, LLC	Healthcare	First Lien Senior Secured Notes (7.75% due 3/10/2021)	2,400	2,347	2,400
Stardust Financial Holdings (Hanson)	Building Materials	Second Lien Term Loan (LIBOR+9.5% with a 1.0% floor, due 3/13/2023)(3)	1,687	1,630	1,636
Coinamatic Canada, Inc.(5)	Industrials - Laundry Equipment	Second Lien Term Loan (LIBOR+7.0% with a 1.0% floor, due 5/14/2023)(3)	596	592	588
Shoreline Energy, LLC	Oil & Natural Gas Production and Development	Second Lien Term Loan (greater of LIBOR+9.25% with a 1.25% floor plus 2.0% PIK, or prime+8.25%, due 3/30/2019)(5)(10)	13,049	12,659	500
Globe BG, LLC	Coal Production	Contingent earn-out related to July 2011 sale of royalty interests in Alden Resources, LLC(11)		—	—
Subtotal Non-affiliate Investments - (Less than 5% owned)				$181,520	$129,353
Subtotal Portfolio Investments				$217,473	$148,189

TOTAL INVESTMENTS				$217,473	$148,189

 (See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2016
(In thousands, except share amounts and percentages)
(Unaudited — Continued)

NOTES TO CONSOLIDATED SCHEDULE OF INVESTMENTS

(1)
We pledged all of our portfolio investments as collateral for obligations under our Investment Facility. See Note 3 of Notes to Consolidated Financial Statements. Percentages represent interest rates in effect as of June 30, 2016, and due dates represent the contractual maturity dates. Warrants, common stock, units and earn-outs are non-income producing securities, unless otherwise stated.

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

(5)	Investment on non-accrual status.

(6)
Effective December 31, 2015, we executed a fourth amendment to our note purchase and security agreement with OCI Holdings, LLC, or OCI, to waive several defaults and amend covenant limits in exchange for increases in the interest rate to LIBOR+12% cash with a 1% floor, plus 3% payment-in-kind, or PIK. Also, default interest of $0.1 million was added to the principal balance on January 1, 2016.

(7)
Preferred unit holders have a put right starting on July 1, 2016 and Castex Energy 2005, LP, or Castex, has 90 days from the receipt of a put notice to redeem. Upon redemption, we are due the outstanding face amount of $50 million, any unpaid and accrued dividends, plus an option to elect to receive either: a) a cash payment resulting in a total 12% return or make-whole (inclusive of the 8% cash distributions), or b) our pro rata share of 2% of the outstanding regular limited partner interests in Castex (0.67% net to us). If Castex does not redeem the preferred units within 90 days of the receipt of a put notice, the make-whole steps up to 16.5% since inception, the preferred unit holder exercising the put right will be granted board observation rights and other covenants would apply.  Further, if the preferred unit holders are not redeemed within one year from the originally scheduled put closing date (90 days after the notice), Castex and the limited partners must use commonly reasonable efforts to enter into a 12% dollar denominated production payment with a 3 year term. If such production payment is not granted within 90 days, Castex must use all available resources to repay preferred interests and the preferred return steps up to 25% from that point forward. Amounts shown for principal and cost include PIK dividends that have been added to the principal balance. On July 1, 2016, we delivered the Preferred Unit Put Notice to Castex, exercising our put right with respect to all of the preferred units held by us.

(8)	Effective July 1, 2015, ATP was placed on non-accrual status based on estimated future production payments, and income is recognized to the extent cash received.

(9)	For more information on ATP, refer to the discussion of the ATP litigation in Note 6 to the Consolidated Financial Statements.

(10)
Effective June 24, 2015, we executed a third amendment to our credit agreement with Shoreline Energy, LLC, or Shoreline, to amend certain covenant limits in exchange for increases in Shoreline's interest to the greater of LIBOR+9.25% with a 1.25% floor or prime+8.25% with a 1.25% floor, effective after March 31, 2015. The third amendment also included the addition of 0.50% PIK interest effective after June 30, 2015. Effective September 23, 2015, we executed a fourth amendment to our credit agreement with Shoreline to increase PIK interest to 1.75%. Effective October 22, 2015, we executed a fifth amendment to our credit agreement with Shoreline which included an addition of 0.25% PIK, four quarters of deferred amortization beginning in the fourth quarter of 2015, and amendments to the leverage and minimum interest coverage ratios.

(11)
Contingent payment of up to $6.8 million was dependent upon Alden Resources, LLC’s achievement of certain sales volume and operating efficiency levels during the three-year period ended July 2014. The reporting and review mechanism to conclude the ultimate value of the earn-out has not yet been completed; however, Globe BG, LLC had informally advised us that the company’s relative cost of production has not improved between July 2011 and July 2014.

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
(See accompanying notes to consolidated financial statements)

CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2015
(In Thousands, Except Share Amounts and Percentages)
(Continued)

Portfolio Company	Industry Segment	Investment(1)	Principal	Cost	Fair Value(2)

Non-affiliate Investments - (Less than 5% owned) - Continued
Royal Holdings, Inc.	Chemicals	Second Lien Term Loan (LIBOR+7.5% with a 1% floor, due 6/19/2023)(3)	10,000	9,926	9,850
Shoreline Energy, LLC	Oil & Natural Gas Production and Development	Second Lien Term Loan (greater of LIBOR+9.25% with a 1.25% floor plus 2.0% PIK, or prime+8.25%, due 3/30/2019)(13)	12,918	12,640	9,040
TIBCO Software, Inc.	Software	Senior Unsecured Notes (11.38% due 12/1/2021)(3)	10,100	9,707	8,446
KOVA International, Inc.	Medical Supplies Manufacturing and Distribution	Senior Subordinated Notes (12.75%, due 8/15/2018)	9,000	8,898	7,920
Stardust Financial Holdings (Hanson)	Building Materials	Second Lien Term Loan (LIBOR+9.5% with a 1% floor, due 3/13/2023)(3)	7,500	7,114	7,238
Gramercy Park CLO Ltd.(5)	Financial Services	Subordinated Notes, Residual Interest (11.95%, based on cost, due 7/17/2023)(3)	9,000	6,327	5,659
Berlin Packaging	Packaging	Second Lien Term Loan (LIBOR+6.75% with a 1% floor, due 10/1/2022)(3)	5,500	5,226	5,253
Talos Production, LLC	Oil & Natural Gas Production and Development	Senior Unsecured Notes (9.75%, due 2/15/2018)(3)	12,000	11,965	5,160
WASH Multifamily Acquisition, Inc.	Industrials - Laundry Equipment	Second Lien Term Loan (LIBOR+7.0% with a 1% floor, due 5/14/2023)(3)	3,404	3,380	3,225
Synarc-BioCore Holdings, LLC	Healthcare	First Lien Senior Secured Notes (7.75% due 3/10/2021)	2,400	2,342	2,340
Coinamatic Canada, Inc(5)	Industrials - Laundry Equipment	Second Lien Term Loan (LIBOR+7.0% with a 1% floor, due 5/14/2023)(3)	596	592	565
Globe BG, LLC	Coal Production	Contingent earn-out related to July 2011 sale of royalty interests in Alden Resources, LLC(14)		—	—

Subtotal Non-affiliate Investments - (Less than 5% owned)				192,012	154,817
Subtotal Portfolio Investments (83.3% of total investments)				239,267	174,710

GOVERNMENT SECURITIES
U.S. Treasury Bills(4)			35,000	34,997	34,997
Subtotal Government Securities (16.7% of total investments)				34,997	34,997

TOTAL INVESTMENTS				274,264	209,707

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

(9)
Effective December 31, 2015, we executed a fourth amendment to our note purchase and security agreement with OCI Holdings, LLC, or OCI, to waive several defaults and amend covenant limits in exchange for increases in OCI's interest to LIBOR+12% cash with a 1% floor, plus 3% PIK. Also, default interest of $0.1 million was added to the principal balance on January 1, 2016.

(10)
Preferred unit holders have a put right starting on July 1, 2016 and Castex has 90 days from the receipt of a put notice to redeem. Upon redemption, we are due the outstanding face amount of $50 million, any unpaid and accrued dividends, plus an option to elect to receive either: a) a cash payment resulting in a total 12% return or make-whole (inclusive of the 8% cash distributions), or b) our pro rata share of 2% of the outstanding regular limited partner interests in Castex Energy 2005, LP, or Castex (0.67% net to us). If Castex does not redeem the preferred units within 90 days of the receipt of a put notice, the make-whole steps up to 16.5% since inception, the preferred unit holder exercising the put right will be granted board observation rights and other covenants would apply.  Further, if the preferred unit holders are not redeemed within one year from the originally scheduled put closing date (90 days after the notice), Castex and the limited partners must use commonly reasonable efforts to enter into a 12% dollar denominated production payment with a 3 year term. If such production payment is not granted within 90 days, Castex must use all available resources to repay preferred interests and the preferred return steps up to 25% from that point forward. Amounts shown for principal and cost include PIK dividends that have been added to the principal balance.

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

(14)
Contingent payment of up to $6.8 million was dependent upon Alden Resources, LLC’s achievement of certain sales volume and operating efficiency levels during the three-year period ended July 2014. The reporting and review mechanism to conclude the ultimate value of the earn-out has not yet been completed; however, Globe BG, LLC had informally advised us that the company’s relative cost of production has not improved between July 2011 and July 2014.

(See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION
CONSOLIDATED FINANCIAL HIGHLIGHTS
(unaudited)

	For the six months ended June 30,
Per Share Data(1)	2016	2015

Net asset value, beginning of period	$5.49	$7.48
Net investment income	0.15	0.23
Net realized and unrealized loss on investments(2)	(0.72)	(0.35)
Net decrease in net assets resulting from operations	(0.57)	(0.12)
Distributions to common stockholders
Distributions from net investment income	(0.12)	(0.24)
Net decrease in net assets from distributions	(0.12)	(0.24)
Effect of shares repurchased, gross	$—	$0.04
Net asset value, end of period	$4.80	$7.16

Market value, beginning of period	$3.80	$4.69
Market value, end of period	$1.94	$5.69
Market value return(3)	(41.2)%	26.6%
Net asset value return(3)	0.8%	(0.1)%

Ratios and Supplemental Data
($ and shares in thousands)
Net assets, end of period	$96,810	$144,899
Average net assets	$103,830	$151,439
Common shares outstanding, end of period	20,172	20,247
Total operating expenses/average net assets(4)(5)	12.2%	8.0%
Net investment income/average net assets(4)	6.0%	6.2%
Portfolio turnover rate	25.6%	6.4%
Net decrease in net assets resulting from operations/average net assets(4)	(22.4)%	(3.2)%

Expense Ratios (as a percentage of average net assets)(4)
Interest expense and bank fees	4.0%	2.1%
Management and incentive fees	3.3%	2.0%
Other operating expenses(5)	4.9%	3.9%
Total operating expenses(5)	12.2%	8.0%

(1)	Per share data is based on weighted average number of common shares outstanding for the period.

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

(5)
Net of legal fee reimbursements of $0 million and $0.5 million for the six months ended June 30, 2016 and 2015, respectively. Excluding these legal fee reimbursements, other operating expenses and total operating expenses ratios would have been 4.6% and 8.7%, respectively, for the six months ended June 30, 2015. See Note 6 of Notes to Consolidated Financial Statements.

(See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(unaudited)

Note 1: Organization and Recent Developments

These consolidated financial statements present the financial position, results of operations and cash flows of OHA Investment Corporation and its consolidated subsidiaries (collectively “we,” “us,” “our” and “OHAI”). We are a specialty finance company that was organized in July 2004 as a Maryland corporation. Our investment objective is to generate both current income and capital appreciation primarily through debt investments that at times may have certain equity components. We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company, or a BDC, under the Investment Company Act of 1940, or the 1940 Act. For federal income tax purposes we operate so as to be treated as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. We have several direct and indirect subsidiaries that are single-member limited liability companies and wholly-owned limited partnerships established to hold certain portfolio investments or provide services to us in accordance with specific rules prescribed for a company operating as a RIC. We consolidate the financial results of our wholly-owned subsidiaries for financial reporting purposes, and we do not consolidate the financial results of our portfolio companies.

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

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
June 30, 2016
(unaudited)

Declaration Date	Per Share Amount	Record Date	Payment Date
March 18, 2014	$0.16	March 31, 2014	April 7, 2014
June 10, 2014	0.16	June 30, 2014	July 7, 2014
September 11, 2014	0.16	September 30, 2014	October 7, 2014
December 17, 2014	0.16	December 31, 2014	January 9, 2015
March 3, 2015	0.12	March 31, 2015	April 8, 2015
June 10, 2015	0.12	June 30, 2015	July 9, 2015
September 17, 2015	0.12	September 30, 2015	October 7, 2015
December 11, 2015	0.12	December 31, 2015	January 8, 2016
March 15, 2016	0.06	March 31, 2016	April 8, 2016
June 7, 2016	0.06	June 30, 2016	July 8, 2016

Note 3: Credit Facilities and Borrowings

We are party to the Third Amended and Restated Revolving Credit Agreement (the “Investment Facility”), dated May 23, 2013, as amended. On September 29, 2014, we amended the Investment Facility to permit the appointment of OHA as our investment advisor. On May 9, 2016, we amended the Investment Facility to extend its maturity date from May 23, 2016 to July 29, 2016 (the “Extension”). As of June 30, 2016, the size of the Investment Facility was $54.0 million and the outstanding principal balance was $52.3 million. The Extension reduced the size of the Investment Facility from $72.0 million to $54.0 million, reflecting the outstanding principal balance on May 9, 2016.
As of June 30, 2016 and December 31, 2015, the total amount outstanding under the Investment Facility was $52.3 million and $72.0 million, respectively. Substantially all of our assets, except our investments in U.S. Treasury Bills, are pledged as collateral for the obligations under the Investment Facility. The Investment Facility bears interest, at our option, at either (i) LIBOR plus 325 to 475 basis points, or (ii) the base rate plus 225 to 375 basis points, both based on our amounts outstanding. As of June 30, 2016, the average interest rate on our outstanding balance of $52.3 million was 4.70%. Under the Extension, there are no amounts currently available for future borrowing. The Extension requires that we use cash proceeds from any returns of capital on our portfolio investments (net of commissions and other transaction costs, fees and expenses and taxes) to prepay our debt obligations under the Investment Facility (excluding returns of capital in an amount that we determine to be necessary for us to distribute in order to maintain our status as a RIC under the Code), and those amounts cannot be re-borrowed. We repaid an additional $10.0 million under our Investment Facility subsequent to the quarter ended June 30, 2016.
Under the Extension, we are permitted to accrue but are prohibited from paying management or incentive fees (excluding reimbursements to OHA for costs and expenses, or indemnification payments owed to OHA) to OHA under our Investment Advisory Agreement or Administration Agreement.
On July 28, 2016, we amended our existing Investment Facility to extend its maturity date from July 29, 2016 to September 15, 2016 (the “July Extension”). The July Extension contains substantially identical terms and conditions to the prior extension granted on May 9, 2016, but with the addition of the following: (i) a reduction of the size of the Investment Facility from $54.0 million to $42.3 million, reflecting the outstanding principal balance on July 26, 2016, (ii) an increase in the margin rate applicable to Eurodollar Loans and Base Rate Loans from to 5.25%, and (iii) the addition of certain milestones to be met with respect to the negotiation of a new investment facility. The foregoing description is only a summary of certain of the provisions of the Investment Facility and is qualified in its entirety by the underlying agreements.
The total outstanding principal amount of our debt obligations under our Investment Facility will be due and payable on September 15, 2016. We are currently in the process of negotiating a new investment facility, which we expect to have in place prior to that date. However, if we do not have a new investment facility in place prior to that date, or if we are unable to further extend our existing Investment Facility, we will consider a number of actions in order to increase our liquidity to levels sufficient to meet our debt obligations under the existing Investment Facility and any other anticipated cash needs through December 31, 2016. These actions include: refinancing our debt obligations with other lenders, disposing of certain portfolio investments, and reducing other controllable cash outflows.

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
June 30, 2016
(unaudited)

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
We were party to a $30.0 million Treasury Secured Revolving Credit Agreement, or the Treasury Facility, dated March 31, 2011, as amended, with SunTrust Bank as administrative agent, that could only be used to purchase U.S. Treasury Bills. Proceeds from the Treasury Facility facilitated the growth of our investment portfolio and provided flexibility in the sizing of our portfolio investments. On September 24, 2014, we entered into a fifth amendment to the Treasury Facility, reduced the size of the Treasury Facility to $30.0 million and permitted the appointment of OHA as our investment advisor. Borrowings under the Treasury Facility bore interest, at our option, at either (i) LIBOR plus 150 basis points or (ii) the base rate plus 50 basis points. The Treasury Facility matured on September 24, 2015 and was not renewed.

The Investment Facility contains and the Treasury Facility did contain affirmative and reporting covenants and certain financial ratio and restrictive covenants. We have complied with these covenants throughout 2015 and the six months ended June 30, 2016, and had no existing defaults or events of default under either facility. The most restrictive covenants, with terms as defined in the credit agreements, are (these restrictive covenants apply to both the Investment Facility and the Treasury Facility, unless otherwise noted):

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

Note 4: Investment Management

Investment Advisory Agreement

On September 30, 2014, we entered into the Investment Advisory Agreement with OHA, an investment adviser registered under the Advisers Act, pursuant to which OHA replaced NGP Investment Advisor, LP as our investment advisor. The initial term of the Investment Advisory Agreement is until September 30, 2016, and subsequently for successive one-year renewals, provided such continuation is annually approved by our Board of Directors, a majority of whom are not “interested” persons (as defined in the 1940 Act) of us. Pursuant to the Investment Advisory Agreement, OHA implements our business strategy on a day-to-day basis and performs certain services for us, subject to the supervision of our Board of Directors. Under the Investment Advisory Agreement, we pay OHA a fee consisting of two components — a base management fee and an incentive fee.

Base Management Fee: The base management fee is paid quarterly in arrears and is calculated by multiplying the average value of our total assets (excluding cash, cash equivalents and U.S. Treasury Bills that are purchased with borrowed funds solely for the purpose of satisfying quarter-end diversification requirements related to our election to be taxed as a RIC under the Code), as of the end of the two immediately prior fiscal quarters, by a rate of 1.75% per annum, with a 0.25% reduction in this 1.75% annual rate for the first year following September 30, 2014. For the three months ended June 30, 2016 and 2015, we incurred $0.8 million and $0.7 million, respectively, in base management fees. For the six months ended June 30, 2016 and 2015, we incurred $1.6 million and $1.4 million, respectively, in base management fees.

Incentive Fee: The incentive fee consists of two parts. The first part, the investment income incentive fee, is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the fiscal quarter for which the fee is being calculated. Pre-incentive fee net investment income means interest income, dividend income, royalty payments, net profits interest payments, and any other income (including any other fees, such as commitment, origination, syndication, structuring, diligence, monitoring and consulting fees or other fees that we receive from portfolio companies) accrued during the fiscal quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
June 30, 2016
(unaudited)

Administration Agreement, and any interest expense and distributions paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income that we have not yet received in cash. Accordingly, we may pay an incentive fee based partly on accrued investment income, the collection of which is uncertain or deferred. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses, or unrealized capital appreciation or depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets (defined as total assets less liabilities at the end of the immediately preceding fiscal quarter) is compared to a “hurdle rate” of 1.75% per quarter (7% annualized). OHA receives no incentive fee for any fiscal quarter in which our pre-incentive fee net investment income does not exceed the hurdle rate. OHA receives an incentive fee equal to 100% of our pre-incentive fee net investment income for any fiscal quarter in which our pre-incentive fee net investment income exceeds the hurdle rate but is less than 2.1875% (8.75% annualized) of net assets (also referred to as the “catch up” provision) plus 20% of our pre-incentive fee net investment income for such fiscal quarter greater than 2.1875% (8.75% annualized) of net assets. For the three months ended June 30, 2016 we incurred no incentive fee and for the three months ended June 30, 2015 we incurred $139,000 of incentive fees. For the six months ended June 30, 2016 and 2015, we incurred $100,000 and $139,000, respectively, of incentive fees.

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

The Investment Advisory Agreement may be terminated at any time, without the payment of any penalty, by a vote of our Board of Directors or a vote of the holders of at least a majority of our outstanding voting securities (within the meaning of the 1940 Act) on 60 days’ written notice to OHA, and would automatically terminate in the event of its “assignment” (within the meaning of the 1940 Act). OHA may terminate the Investment Advisory Agreement without penalty by providing us at least 60 days’ written notice.

Administration Agreement

On September 30, 2014, we entered into the Administration Agreement with OHA pursuant to which OHA replaced NGP Administration, LLC as our administrator and furnishes us with certain administrative services, personnel and facilities. The Administration Agreement has an initial term ending on September 30, 2016. Payments under the Administration Agreement are equal to our allocable portion of OHA’s overhead in performing its obligations under the Administration Agreement, including all administrative services necessary for our operation and the conduct of our business. The aggregate amount of certain costs and expenses payable by us under the Investment Advisory Agreement and the Administration Agreement for the period from October 1, 2014 to September 30, 2015 was capped at $2.5 million, or the Cap; provided that interest expense and bank fees, management and incentive fees, legal and professional fees, insurance expenses, taxes and costs related to the change in investment advisor we are not subject to the Cap. The Administration Agreement may be terminated at any time, without penalty, by a vote of our Board of Directors or by OHA upon 60 days’ written notice to the other party.

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

We owed $0.1 million and $0.2 million to OHA under the Administration Agreement as of June 30, 2016 and December 31, 2015, respectively, for expenses incurred on our behalf for the final month of the respective quarterly period. We include these amounts in accounts payable and accrued expenses on our consolidated balance sheets.

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
June 30, 2016
(unaudited)

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

Note 6: Commitments and Contingencies

As of June 30, 2016, we had investments in, or commitments to fund investments to, 17 portfolio companies totaling $217.5 million. As of December 31, 2015, we had investments in or commitments to fund investments to 19 portfolio companies totaling $239.3 million.

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

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
June 30, 2016
(unaudited)

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

     On October 14, 2015, we entered into a Stipulation of Settlement and Release with the Trustee, Bennu and CS, as agent to the DIP Lenders (Adv. Dkt. No. 270, 271). Pursuant to the Stipulation, in exchange for a cash payment of $335,000 and a $3.0 million reduction/credit on the outstanding indebtedness owed by ATP to CS, the Trustee agreed (i) to dismiss any and all claims against us with prejudice, (ii) to release us from any and all claims of any nature; and (iii), among other things, that he shall not contest that the ORRIs are a real property interest and a “production payment” within the meaning of Sections 101(42A) and 541(b) of the United States Bankruptcy Code, and that the ORRIs are not and never were property of ATP’s bankruptcy estate. The Trustee is deemed to have transferred to CS any rights he holds in claims arising under section 549 of the Bankruptcy Code, and CS and the DIP Lenders, in turn, released us from such claims. In exchange for the agreements of the Trustee and CS, we agreed to prosecute a motion to dismiss our claims against the Trustee without prejudice. Our separate Settlement and Release Agreement with Bennu remains in effect, and we released CS and the DIP Lenders from any claims

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
June 30, 2016
(unaudited)

relating to the ORRIs and our transaction documents, including the Acts of Subordination. On December 14, 2015, the Court entered its order approving the Stipulation, and it dismissed the Trustee’s claims with prejudice. On December 16, 2015, we filed a Motion to Dismiss Claims Against ATP Without Prejudice, and our Joint Motion for Agreed Judgment was reset for hearing. On February 4, 2016, our Motion for Agreed Judgment was granted, and an Agreed Final Judgment [Adv. Dkt. No. 276] was entered determining that, among other things, the ORRIs are a real property interest and a “production payment” within the meaning of Sections 101(42A) and 541(b) of the United States Bankruptcy Code. Likewise, our Motion to Dismiss Claims Against ATP Without Prejudice was granted. The Agreed Judgment resolved Phase 1 of the Adversary Proceeding. It does not address any disputes between us and Bennu with respect to the proper calculation of the investment balance under the terms of the ORRIs, including our legal fees, default interest, or the claims asserted by the statutory lien claimants.

On February 3, 2016, we filed our Amended Motion to Dismiss the Complaints in Intervention Filed by the Statutory Lien Claimants [Adv. Dkt. No. 274], which was subsequently amended pursuant to a briefing schedule set by the Court [Adv. Dkt. No. 284]. The Amended Motion to Dismiss asserted, among other things, that under the terms of the applicable Louisiana Oil Well Lien Statute, the alleged statutory liens of the lien claimants either cannot attach to overriding royalties, or alternatively, that OHA purchased the ORRIs free and clear of the statutory liens because the lien claimants did not provide notice of the liens as required under the statute. We also filed a Motion to Withdraw the Reference of the Phase II Claims from the Bankruptcy Court to the District Court [Adv. Dkt. No. 278]. The lien claimants filed responses to the Amended Motion to Dismiss and the Motion to Withdraw the Reference. On May 13, 2016, the Court entered its order granting in part and denying in part OHA’s Motion to Dismiss and Motion to Withdraw Reference [Dkt. No. 294] and its Report and Recommendation and Memorandum Opinion [Dkt. No. 293]. Pursuant to the Memorandum Opinion and the order, the Court determined that under the Louisiana statute, if we purchased our ORRIs without notice of the lien claimants liens, in a bona fide transaction, we would take the ORRIs free and clear of the lien claimants’ rights [Dkt. No. 293 at 13]. The Court granted the lien claimants leave to file amended complaints to specifically plead whether we had notice of their alleged privileges at the time we paid the purchase price. To that end, the Court stated that the Amended Motion to Dismiss was denied as to all issues other than the issue of whether we had notice of the lien claimants’ liens and that the Court would review the amended complaints (to determine whether they sufficiently pleaded a claim) [Dkt. No. 294]. On May 27, 2016, the Intervenors filed their amended complaints, which make new allegations with respect to the issue of notice. Accordingly, on June 9, 2016, we filed our Motion to Dismiss the amended complaints [Dkt. No. 310] asserting that the allegations regarding notice are insufficient to state a claim under the statute. On June 30, 2016, the lien claimants filed their Response [Dkt. No. 316] in opposition to our Motion to Dismiss. On July 18, 2016, we filed our Reply in Support of the Motion to Dismiss [Dkt. No. 317]. The Motion to Dismiss is pending and no hearing has been set. Further, pursuant to the Report and Recommendation and Memorandum Opinion, the Bankruptcy Court recommended that the District Court grant the Motion to Withdraw the Reference, but that the Adversary Proceeding remain in the Bankruptcy Court until the time of trial. After certain clarifying orders were entered by the Bankruptcy Court (in response to our motion [Dkt. No. 306]) relating to its Report and Recommendation and Memorandum Opinion, the District Court entered an order consistent with the Bankruptcy Court’s recommendation.

The lawsuit is pending and is in the initial stages of Phase II. As of June 30, 2016, our unrecovered investment was $29.8 million, and we had received aggregate royalty payments of $36.5 million since the date of ATP’s bankruptcy filing. As of June 30, 2016, we had incurred legal and consulting fees totaling $5.8 million in connection with the enforcement of our rights under the ORRIs. On various occasions, we have provided notice that such legal expenses will be added to our unrecovered investment balance to the extent they are not reimbursed. To date, we have not received any payments on account of legal expenses aside from our receipt of regular monthly production payments. As a result, we add our legal expenses to the unrecovered investment balance in accordance with our transaction documents. As of June 30, 2016, $5.4 million of the $5.8 million in legal and consulting fees have been added to, and are thus included in, the unrecovered investment balance under the terms of our transaction documents. The remaining amounts of legal and consulting fees have been expensed to legal fees, of which $25,000 and $261,000 as of June 30, 2016 and December 31, 2015, respectively, are included in accounts receivable and other current assets on our consolidated balance sheets and are, thus, not included in the unrecovered investment balance as of such dates.

Through June 30, 2016, we received post-petition royalty payments from the Gomez properties and the Telemark properties in the amount of $8.3 million and $28.1 million, respectively. It is estimated that the statutory lien claims asserted by the intervenors in the Adversary Proceeding against our ORRIs are in the principal amount of approximately $35.2 million. At this time, we estimate that there are potential statutory lien claims (including the claims of the intervenors in the Adversary Proceeding, without regard to the validity of such claims) in the principal amount of approximately $54.2 million. We have or will assert that we have viable defenses with respect to all of the claims of the statutory lien claimants or any other claim which

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
June 30, 2016
(unaudited)

seeks to avoid or disgorge any pre-petition or post-petition royalty payment which we received in respect of the Telemark or Gomez properties. In the event we do not prevail on our defenses to the statutory lien claims or any other claim seeking to avoid or disgorge pre-petition or post-petition royalty payments, we contend that, pursuant to the terms of our transaction documents, we are entitled to include any amounts disgorged on account of any such claims into the unrecovered investment balance of our ORRIs. Moreover, to the extent we do not prevail on our defenses to any action brought by the holder of a statutory lien claim, we contend that we would be permitted to seek contribution from other ORRI and net profits interest holders with respect to any disgorged amounts.

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

Note 7: Fair Value

Our investments consisted of the following as of June 30, 2016 and December 31, 2015:

	June 30, 2016				December 31, 2015
(Dollar amounts in thousands)	Cost	% of total	Fair Value	% of total	Cost	% of total	Fair Value	% of total

Portfolio investments
First lien secured debt	$11,377	5.3%	$2,400	1.7%	$22,150	8.1%	$3,340	1.7%
Second lien debt	69,977	32.2%	56,951	38.4%	73,791	26.9%	69,508	33.1%
Subordinated debt	38,125	17.5%	28,819	19.4%	47,517	17.3%	37,836	18.0%
Limited term royalties	27,845	12.8%	13,717	9.3%	27,709	10.1%	11,845	5.6%
Redeemable preferred units	53,807	24.7%	39,086	26.4%	51,273	18.7%	43,939	21.0%
CLO residual interests	5,842	2.7%	4,939	3.3%	6,327	2.3%	5,659	2.7%
Equity securities	10,500	4.8%	2,277	1.5%	10,500	3.8%	2,583	1.2%
Total portfolio investments	217,473	100.0%	148,189	100.0%	239,267	87.2%	174,710	83.3%
Government securities
U.S. Treasury Bills	—	—	—	—	34,997	12.8%	34,997	16.7%
Total investments	$217,473	100.0%	$148,189	100.0%	$274,264	100.0%	$209,707	100.0%

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
June 30, 2016
(unaudited)

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

Fair value accounting classifies financial assets and liabilities in their entirety based on the lowest level of input that is significant to the estimated fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment that may affect the valuation of assets and liabilities and their placement within the fair value hierarchy levels. We did not have any liabilities measured at fair value at June 30, 2016 or December 31, 2015.

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

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
June 30, 2016
(unaudited)

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

We occasionally have investments in our portfolio that contain payment-in-kind, or PIK, interest or dividend provisions. We compute PIK interest income or PIK dividend income at the contractual rate specified in each investment agreement, and we add that amount to the principal balance of the investment. For investments with PIK interest or PIK dividends, we calculate our income accruals on the principal balance plus any PIK amounts. If the portfolio company’s projected cash flows, further supported by estimated total enterprise value, are not sufficient to cover the contractual principal and interest or dividend amounts, as applicable, we do not accrue PIK interest income or PIK dividend income on the investment. To maintain our RIC status, we must pay out this non-cash income to stockholders in the form of distributions, even though we have not yet collected the cash. We recorded net PIK interest income of $0.1 million and $0.8 million in the three months ended June 30, 2016 and 2015, respectively, and $0.3 million and $0.9 million in the six months ended June 30, 2016 and 2015, respectively. We recorded PIK dividend income from our investment in Castex Energy 2005, LP, of $1.0 million and $2.3 million for the three and six months ended June 30, 2016, respectively, and did not record any PIK dividend income in the three and six months ended June 30, 2015.

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
June 30, 2016
(unaudited)

The following tables set forth the fair value of our investments by level within the fair value hierarchy as of June 30, 2016 and December 31, 2015 (in thousands):

June 30, 2016	Total	Level 1	Level 2	Level 3
Portfolio investments
Affiliate investments
Subordinated debt	$16,559	$—	$—	$16,559
Equity securities	2,277	—	—	2,277
Total affiliate investments	18,836	—	—	18,836
Non-affiliate investments
First lien secured debt	2,400	—	—	2,400
Second lien debt	56,951	—	44,137	12,814
Subordinated debt	12,260	—	12,260	—
Limited term royalties	13,717	—	—	13,717
Redeemable preferred units	39,086	—	—	39,086
CLO residual interests	4,939	—	4,939	—
Total non-affiliate investments	129,353	—	61,336	68,017
Total portfolio investments	148,189	—	61,336	86,853
Total investments	$148,189	$—	$61,336	$86,853

December 31, 2015	Total	Level 1	Level 2	Level 3
Portfolio investments
Control investments
First lien secured debt	$1,000	$—	$—	$1,000
Total control investments	1,000	—	—	1,000
Affiliate investments
Subordinated debt	16,310	—	—	16,310
Equity securities	2,583	—	—	2,583
Total affiliate investments	18,893	—	—	18,893
Non-affiliate investments
First lien secured debt	2,340	—	—	2,340
Second lien debt	69,508	—	48,154	21,354
Subordinated debt	21,526	—	13,606	7,920
Limited term royalties	11,845	—	—	11,845
Redeemable preferred units	43,939	—	—	43,939
CLO residual interests	5,659	—	5,659	—
Total non-affiliate investments	154,817	—	67,419	87,398
Total portfolio investments	174,710	—	67,419	107,291
Government securities
U.S. Treasury Bills	34,997	34,997	—	—
Total investments	$209,707	$34,997	$67,419	$107,291

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
June 30, 2016
(unaudited)

The following tables present roll-forwards of the changes in fair value for all investments for which we determine fair value using unobservable (Level 3) factors for the periods indicated (in thousands):

	First Lien Secured Debt and Limited Term Royalties	Second Lien Debt	Subordinated Debt and Redeemable Preferred Units	Equity Securities	Total Investments

For the three months ended June 30, 2016
Fair value at March 31, 2016	$15,290	$15,560	$64,649	$2,561	$98,060
Total gains, (losses) and amortization:
Net realized gains	(10,777)	—	(800)	1,435	(10,142)
Net unrealized gains (losses)	11,602	(2,753)	(675)	(284)	7,890
Net amortization of premiums, discounts and fees	2	7	13	—	22
New investments, repayments and settlements, net:
New investments	—	—	92	—	92
PIK	—	—	1,366	—	1,366
Repayments and settlements	—	—	(9,000)	(1,435)	(10,435)
Fair value at June 30, 2016	$16,117	$12,814	$55,645	$2,277	$86,853

For the six months ended June 30, 2016
Fair value at December 31, 2015	$15,185	$21,354	$68,169	$2,583	$107,291
Total gains, (losses) and amortization:
Net realized gains (losses)	(10,777)	—	(800)	1,435	(10,142)
Net unrealized gains (losses)	11,569	(8,572)	(5,636)	(306)	(2,945)
Net amortization of premiums, discounts and fees	4	17	30	—	51
New investments, repayments and settlements, net:
New investments	—	—	92	—	92
PIK	136	15	2,790	—	2,941
Repayments and settlements	—	—	(9,000)	(1,435)	(10,435)
Fair value at June 30, 2016	$16,117	$12,814	$55,645	$2,277	$86,853

Net change in unrealized gains (losses) from investments still held as of reporting date:
June 30, 2016	$11,569	$(8,572)	$(5,636)	$(306)	$(2,945)
June 30, 2015	(5,396)	(1,610)	1,145	1,112	(4,749)

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
June 30, 2016
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

During both the three and six months ended June 30, 2016 and 2015, none of our investments in portfolio companies changed among the categories of Control Investments, Affiliate Investments and Non-Affiliate Investments, and there were no transfers among Levels 3, 2 or 1.

We present net unrealized gains (losses) on our consolidated statements of operations as “Net unrealized appreciation (depreciation) on investments.”

The following table summarizes the significant unobservable inputs in the fair value measurements of our Level 3 investments by category of investment and valuation technique as of June 30, 2016 (dollars in thousands):

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
June 30, 2016
(unaudited)

Type of Investment	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs	Weighted Average

Non-Energy Investments:
First lien secured debt	$2,400	Market comparables	Market yields	8.1%	8.1%

Second lien debt	12,314	Market comparables	Market yields	11.3%	11.3%

Subordinated debt	16,559	Market comparables	Market yields	17.2%	17.2%

Equity securities	2,277	Market comparables	EBITDA multiples	6.0x	6.0x
	33,550

Energy Investments:
First lien secured debt and limited term royalties	13,717	Discounted cash flow	Discount rate	31.5%	31.5%

Second lien debt	500	Market comparables	Market yields	N/A	N/A
			Reserve multiples	$6.60-$9.00(1)	$7.80
			Production multiples	$24.00-$36.00(2)	$30.00

Redeemable preferred units	39,086	Discounted cash flow	Discount rate	N/A	N/A
	53,303

Total Level 3 investments	$86,853
________________________________________

(1)	Based on recent comparable transactions involving similar assets, expressed as price per unit of equivalent barrel of oil in proved reserves.

(2)	Based on recent comparable transactions involving similar assets, expressed as price per daily production of equivalent barrel of oil in proved reserves.

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

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q that relate to estimates or expectations of our future performance or financial condition may constitute “forward-looking statements.” These forward-looking statements are subject to various risks and uncertainties, which could cause actual results and conditions to differ materially from those projected, including, but not limited to:

•uncertainties associated with the timing and likelihood of investment transaction closings;

•	changes in interest rates;

•	the future operating results of our portfolio companies and their ability to achieve their objectives;

•	regional, national or international economic conditions and changes thereto as well as their impact on the industries in which we invest;

•	disruptions in the credit and capital markets;

•	changes in the conditions of the industries in which we invest;

•	the adequacy of our cash resources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the ability of OHA to locate suitable investments for us and to monitor and administer our investments;

•	our ability to refinance or further extend our investment facility;

•	other factors enumerated in our filings with the Securities and Exchange Commission, or the SEC;

•	further decrease in oil and gas prices for an extended period causing further losses in E&P holdings; and

•	effects of current and pending legislation.
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

Overview

We are a specialty finance company designed to provide our investors with current income and capital appreciation. We focus primarily on providing creative direct lending solutions to middle market private companies across industry sectors. Our investment objective is to generate both current income and capital appreciation primarily through debt investments that at times may have certain equity components. Our investment activities are managed by OHA and supervised by our Board of Directors, the majority of whose members are independent of OHA and its affiliates.

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

The aggregate fair value of our investment portfolio at June 30, 2016 was $148.2 million, with such value comprised of 15 active portfolio investments compared to 10 active portfolio investments at September 30, 2014. Under our previous investment advisor, we focused our investments primarily on small and mid-size companies engaged in the upstream sector of the energy industry, which includes businesses that find, develop and extract energy resources, such as natural gas, crude oil and coal. Consequently, a significant portion of our current investment portfolio value is comprised of debt securities and other investments in upstream exploration and production companies engaged in the acquisition, development and production of oil and natural gas properties in and along the Gulf Coast, and in the state and federal waters of the Gulf of Mexico.

Part of our current investment approach is to reduce our portfolio concentration in the energy industry and to diversify our portfolio with investments in debt securities of U.S. private and small public middle market companies across various industry sectors. The concentration of our investment portfolio in the energy sector decreased to 39% at June 30, 2016 from 74% at September 30, 2014, on a fair value basis.

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

In March 2016, we sold $0.5 million of the second lien term loan of Stardust Financial Holdings, Inc., an affiliate of Hanson Building Products, or Hanson, at a price of $97.0, resulting in a realized capital gain of $24 thousand or $0.00 per share. In April and May 2016, we sold an additional $5.4 million of the Hanson second lien term loan at an average price of $98.5, resulting in realized capital gains of $0.2 million or $0.01 per share. This investment generated a gross internal rate of return of 16.1% and a return on investment of 1.16x.

In April 2016, KOVA International, Inc., or KOVA, repaid its senior subordinated notes in the amount of $9.0 million. We recorded previously unamortized original issue discount of $0.1 million as additional interest income as a result of this repayment. This investment was initiated in February 2013 and generated a gross internal rate of return of 14.8% and a return on investment of 1.45x.

In June 2016, we sold our 800 Membership Units representing 80% of the common equity of Contour Highwall Holdings, LLC, or Contour, for $1.4 million, net of transaction costs of $0.1 million. In connection with this transaction, the senior secured term loan and the unsecured promissory note of Contour were extinguished. The initial investment was made in October 2010 and this transaction resulted in a realized loss of $10.1 million.

In 2011 and 2012, we purchased from ATP Oil & Gas Corporation, or ATP, limited-term overriding royalty interests, or ORRIs, in certain offshore oil and gas producing properties operated by ATP in the Gulf of Mexico, including $25.0 million paid on July 3, 2012. Under this arrangement, we purchased the right to portions (ranging from 5.0% to 10.8%) of the monthly production proceeds from the various oil and gas properties subject to the ORRIs in ATP’s Gomez and Telemark properties. The terms of the ORRIs provide that they will terminate after we receive production payments that equal a defined sum calculated (generally) based on our investment in the ORRIs plus a time-value factor at a rate of 13.2% per annum. On August 17, 2012, ATP filed for protection under Chapter 11 of the U.S. Bankruptcy Code. For more information, please refer to the discussion of the ATP Litigation under the heading “Legal Proceedings” in Note 6 to our interim consolidated financial statements. As of June 30, 2016, our unrecovered investment was $29.8 million, and we had received aggregate production payments of $36.5 million subject to a disgorgement agreement. In addition, as of June 30, 2016, we had incurred legal and consulting fees totaling $5.8 million in connection with the enforcement of our rights under the ORRIs. On various occasions, we have provided notice that such legal expenses will be added to our unrecovered investment balance to the extent they are not reimbursed. To date, we have not received any payments on account of legal expenses aside from our receipt of regular monthly production payments. We add our legal expenses to the unrecovered investment balance in accordance with our transaction documents. As of June 30, 2016, $5.4 million of the $5.8 million in legal and consulting fees have been added to, and are thus included in, the unrecovered investment balance under the terms of our transaction documents. The remaining amounts of legal and consulting fees have been expensed to legal fees, of which $25,000 and $261,000 as of June 30, 2016 and December 31, 2015, respectively, are included in accounts receivable and other current assets on our consolidated balance sheets and are, thus, not included in the unrecovered investment balance as of such dates.
Investments are considered to be fully realized when the original investment at the security level has been fully exited.  Internal rate of return, or IRR, is a measure of our discounted cash flows (inflows and outflows). Specifically, IRR is the discount rate at which the net present value of all cash flows is equal to zero. That is, IRR is the discount rate at which the present value of total capital invested in our investments is equal to the present value of all realized returns from the investments. Our IRR calculations are unaudited.  Capital invested, with respect to an investment, represents the aggregate cost of the investment, net of any upfront fees paid at closing. Realized returns, with respect to an investment, represents the total cash received with respect to an investment, including all amortization payments, interest, dividends, prepayment fees, administrative fees, amendment fees, accrued interest, and other fees and proceeds. Gross IRR, with respect to an investment, is calculated based on the dates that we invested capital and dates we received distributions.  Gross IRR reflects historical results relating to our past performance and is not necessarily indicative of our future results. In addition, gross IRR does not reflect the effect of management fees, expenses, incentive fees or taxes borne, or to be borne, by us or our stockholders, and would be lower if it did.

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

	June 30, 2016			December 31, 2015
	Weighted Average Yields			Weighted Average Yields
		Percentage of Portfolio			Percentage of Portfolio
		Cost	Fair Value		Cost	Fair Value
First lien secured debt	8.4%	5.3%	1.7%	8.3%	9.3%	1.9%
Second lien debt	9.1%	32.2%	38.4%	10.0%	30.8%	39.8%
Subordinated debt	13.3%	17.5%	19.4%	13.3%	19.9%	21.7%
Limited term royalties	7.4%	12.8%	9.3%	11.8%	11.6%	6.8%
Redeemable preferred units	10.0%	24.7%	26.4%	10.0%	21.4%	25.1%
CLO residual interests (1)	14.3%	2.7%	3.3%	13.3%	2.6%	3.2%
Equity securities	—	4.8%	1.5%	—	4.4%	1.5%
Total portfolio investments	10.2%	100.0%	100.0%	11.0%	100.0%	100.0%

(1) Yields from investments in CLO residual interests represent the implied internal rate of return calculation expected from projected cash flows.

As of June 30, 2016 and December 31, 2015, the total fair value of our portfolio investments was $148.2 million and $174.7 million, respectively. Of those fair value totals, approximately $86.9 million, or 58.6%, as of June 30, 2016, and $107.3 million, or 61.4%, as of December 31, 2015 are determined using significant unobservable (i.e., Level 3) inputs.

Results of Operations

Investment Income

Investment income includes interest on our investments, dividend income and royalty income. Dividend income is income we receive from certain of our equity investments. Royalty income is net of amortization that we receive in connection with certain of our investments. These fees are recognized as earned.

Investment Income	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2016	2015	2016	2015

Interest income	$3,396	$4,705	$7,209	$8,482
Dividend income	970	999	2,283	1,987
Royalty income, net of amortization, and other	7	210	38	261
Total investment income	$4,373	$5,914	$9,530	$10,730

For the three months ended June 30, 2016, total investment income was $4.4 million, a 26.1% decrease from $5.9 million of total investment income for the three months ended June 30, 2015. The decrease was primarily attributable to a $0.9 million decrease in investment income related to non-accrual assets, a decrease of $0.4 million in non-recurring fee income and a decrease in the weighted average yield on our investment portfolio from June 30, 2015 to June 30, 2016.

For the six months ended June 30, 2016, total investment income was $9.5 million, a 11.2% decrease from $10.7 million of total investment income for the six months ended June 30, 2015. The decrease was primarily attributable to a $1.7 million decrease in investment income related to non-accrual assets, a decrease of $0.4 million in non-recurring fee income, which was partially offset by an increase in average portfolio investment balance on a cost basis.

Operating expenses include interest expense and our allocable portion of operating expenses incurred on our behalf by our investment advisor and our administrator. Other general and administrative expenses include our allocated share of employee, facilities, and stockholder services incurred by our administrator.

Operating Expenses	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2016	2015	2016	2015

Interest expense and bank fees	$975	$904	$2,063	$1,567
Management and incentive fees	767	854	1,697	1,532
Professional fees	669	814	1,389	1,377
Other general and administrative expenses	600	814	1,167	1,535
Total operating expenses	$3,011	$3,386	$6,316	$6,011

For the three months ended June 30, 2016, operating expenses decreased by 11.1% to $3.0 million from $3.4 million for the three months ended June 30, 2015. Interest expense and bank fees increased by 7.9% to $1.0 million from $0.9 million compared to the same period in the prior year largely due to increased weighted average debt outstanding of $7.6 million and higher rates. Management and incentive fees decreased by 10.2% to $0.8 million from $0.9 million due to lower incentive fees incurred partially offset by higher base management fees due to the expiration of the .25% reduction in the base management fee rate on September 30, 2015. Professional fees decreased by 17.8% to $0.7 million from $0.8 million primarily due to recruiting costs associated with the transition to the new investment advisor in 2015. Other general and administrative expenses decreased by 26.3% to $0.6 million from $0.8 million primarily due to a decrease in employee related expenses.

For the six months ended June 30, 2016, operating expenses increased by 5.1% to $6.3 million from $6.0 million. Interest expense and bank fees increased by 31.7% to $2.1 million from $1.6 million compared to the same period in the prior year largely due to increased weighted average debt outstanding of $22.7 million and higher rates. Management and incentive fees increased by 10.8% to $1.7 million from $1.5 million primarily due to higher base management fees due to the expiration of the .25% reduction in the base management fee rate on September 30, 2015 partially offset by lower incentive fees incurred. Other general and administrative expenses decreased by 24.0% to $1.2 million from $1.5 million primarily due to a decrease in employee related expenses.

Under the Investment Advisory Agreement, the investment income incentive fee is calculated quarterly at a rate of 20% of quarterly net investment income above a “hurdle rate” of 1.75% per quarter (7% annualized) with a “catch up”

provision. For the three months ended June 30, 2016 and 2015 we incurred incentive fees of $0 and $139,000, respectively. For the six months ended June 30, 2016 and 2015, we incurred incentive fees of $100,000 and $139,000, respectively.

Net Investment Income	For the three months ended June 30,		For the six months ended June 30,
(in thousands, except per share data)	2016	2015	2016	2015

Net investment income	$1,263	$2,498	$3,098	$4,667
Net investment income per common share	$0.06	$0.12	$0.15	$0.23

During the three month period ended June 30, 2016, the decrease in net investment income compared to the three month period ended June 30, 2015 was driven by lower investment income, partially offset by lower operating expenses in 2016.

During the six month period ended June 30, 2016, the decrease in net investment income compared to the six month period ended June 30, 2015 was driven by lower investment income in 2016 and higher operating expenses.

Net Realized Gains and Losses

Net realized gains and losses is the difference between the net proceeds received from dispositions of portfolio investments and their stated costs. Realized losses may also be recorded in connection with our determination that certain investments are considered worthless securities and/or meet the conditions for loss recognition per the applicable tax rules.

Net Realized Gains and Losses	For the three months ended June 30,		For the six months ended June 30,
(in thousands, except per share data)	2016	2015	2016	2015

Net realized gains and losses	$(9,943)	$253	$(9,919)	$232
Net realized gains and losses per common share	$(0.49)	$0.01	$(0.49)	$0.01

For the three months ended June 30, 2016, we realized a capital loss of $10.1 million related to the sale of our equity interest in Contour and the extinguishment of the associated senior secured term loan and unsecured promissory note. This realized capital loss was partially offset by a realized capital gain of $0.2 million related to the sale of the $5.4 million Hanson second lien term loan. In the comparable 2015 period, we realized capital gains related to our investment in Spirit Resources, LLC, or Spirit.

For the six months ended June 30, 2016, we realized a capital loss of $10.1 million related to the sale of our equity interest in Contour and the extinguishment of the associated senior secured term loan. This realized capital loss was partially offset by a realized capital gain related to the sale of the $5.8 million Hanson second lien term loan. In the comparable 2015 period, we realized capital gains related to our investment in Spirit, which was partially offset by realized capital losses related to our investment in DeanLake LP equity units.

Net Unrealized Appreciation (Depreciation) on Investments

Net unrealized appreciation or depreciation is the net change in the fair value of our investments during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.

Net Unrealized Appreciation (Depreciation) on Investments	For the three months ended June 30,		For the six months ended June 30,
(in thousands, except per share data)	2016	2015	2016	2015

Control investments	$10,578	$(1,998)	$10,578	$(3,222)
Affiliate investments	(298)	720	(333)	1,088
Non-affiliate investments	(1,485)	(1,957)	(14,973)	(5,134)
Net unrealized appreciation (depreciation) on investments	$8,795	$(3,235)	$(4,728)	$(7,268)
Net unrealized appreciation (depreciation) on investments per common share	$0.44	$(0.16)	$(0.23)	$(0.36)

Control Investments

For the three months ended June 30, 2016, the increase in net unrealized appreciation in our control investment was attributable to the reversal of unrealized depreciation, due to realization, on our investments in Contour. In the comparable 2015 period, the increase in net unrealized depreciation was due to a decrease in fair value of our Contour and Spirit investments of $1.9 million and $0.1 million, respectively.

For the six months ended June 30, 2016, the increase in net unrealized appreciation in our control investment was attributable to the reversal of unrealized depreciation, due to realization, on our investments in Contour. In the comparable 2015 period, we recognized net unrealized depreciation of $3.2 million which was primarily due to a decrease in the fair value of our Contour and Spirit investments of $2.3 million and $0.9 million, respectively.

Affiliate Investments

For the three months ended June 30, 2016, the increase in net unrealized depreciation on our affiliate investments was attributable to a decrease in the fair value of our investment in OCI. In the comparable 2015 period, we recognized net unrealized appreciation of $0.7 million due to an increase in the estimated fair value of our investment in OCI.

For the six months ended June 30, 2016, the increase in net unrealized depreciation on our affiliate investments was attributable to a decrease in the fair value of our investment in OCI. In the comparable 2015 period, we recognized net unrealized appreciation of $1.1 million due to an increase in the estimated fair value of our investment in OCI.

Non-Affiliate Investments

For the three months ended June 30, 2016, the increase in net unrealized depreciation on our non-affiliate investments was primarily due to a decrease in the fair value of our investments in Castex of $1.4 million, Shoreline of $2.7 million, TIBCO Software, Inc., of $0.8 million and other investments totaling a net of $0.5 million. This was partially offset by an increase in fair value of our investments in ATP of $1.8 million, Gramercy Park CLO Ltd., or Gramercy, of $0.8 million, Talos Production LLC, or Talos, of $0.6 million and other investments totaling a net $0.8 million. In the comparable 2015 period, the increase in net unrealized depreciation was primarily due to a decrease in the fair value of our investments in ATP of $2.4 million, Shoreline of $1.7 million and KOVA International Inc., or KOVA, of $0.9 million. This was partially offset by increase in fair value of our investments in Talos of $2.0 million, Castex of $0.6 million and other investments totaling $0.4 million.

For the six months ended June 30, 2016, the increase in net unrealized depreciation on our non-affiliate investments was primarily due to a decrease in the fair value of our investments in Castex of $7.4 million, Shoreline of $8.6 million, Talos of $0.9 million, Royal Holdings Inc. of $0.6 million and other investments totaling a net of $0.9 million. This was partially offset by an increase in fair value of our investment in ATP of $1.7 million and KOVA of $1.0 million. In the comparable 2015 period, we recognized net unrealized depreciation of $5.1 million primarily due to a decrease in the fair value of our investments in ATP of $4.8 million, Shoreline of $1.6 million, and KOVA of $0.9 million. This was partially offset by increase in fair value of our investments in Castex of $1.2 million, Gramercy of $0.8 million and other investments totaling $0.2 million.

Net Decrease in Net Assets Resulting from Operations	For the three months ended June 30,		For the six months ended June 30,
(in thousands, except per share data)	2016	2015	2016	2015

Net increase (decrease) in net assets resulting from operations	$115	$(484)	$(11,549)	$(2,369)
Net increase (decrease) in net assets resulting from operations per common share	$0.01	$(0.02)	$(0.57)	$(0.12)

For the three months ended June 30, 2016, the net increase in net assets resulting from operations compared to the three months ended June 30, 2015 is primarily attributable to the $12.0 million increase in unrealized gains on our investments, which was partially offset by the $1.1 million decrease in net investment income and $10.2 million decrease in net realized capital gains and losses, as described above.

For the six months ended June 30, 2016, the net decrease in net assets resulting from operations compared to the six months ended June 30, 2015 is primarily attributable to the $1.5 million decrease in net investment income and $10.2 million decrease in net realized capital gains and losses, which was partially offset by the $2.5 million increase in unrealized losses on our investments, as described above.

Financial Condition, Liquidity and Capital Resources

At June 30, 2016, we had cash and cash equivalents totaling $3.8 million. Our portfolio may consist of temporary investments in U.S. Treasury Bills (of varying maturities), repurchase agreements, money market funds or repurchase agreement-like treasury securities. These temporary investments with original maturities of 90 days or less are deemed cash equivalents and are included in the Consolidated Schedule of Investments. At the end of each fiscal quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which is dependent upon the composition of our total assets at quarter-end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions on a net cash basis after quarter-end, temporarily drawing down on an investment facility, or utilizing repurchase agreements or other balance sheet transactions as are deemed appropriate for this purpose. These amounts are excluded from adjusted gross assets for purposes of computing the Investment Adviser's management fee.

During the six months ended June 30, 2016, our increase of net cash provided by operating activities is primarily due to proceeds from redemption of investments in U.S. Treasury Bills not being reinvested in U.S Treasury Bills at quarter ended June 30, 2016.. Purchases of portfolio investments totaled $1.8 million as compared to $40.0 million in the comparable 2015 period. Purchases of U.S. Treasury Bills totaled $35.0 million as compared to $61.2 million in the comparable 2015 period.

Proceeds from the realization of portfolio investments totaled $16.6 million during the six months ended June 30, 2016, compared to $12.3 million during the comparable 2015 period.

During the six months ended June 30, 2016, we had net cash inflows from operations of $31.0 million, excluding net purchases and redemptions of portfolio investments, compared to $3.6 million net cash inflows during the comparable period of 2015. The higher amount of cash generated from operations during the six months ended June 30, 2016 was primarily attributable to lower net purchases of U.S. Treasury Bills and timing differences involving normal operational activity between the two periods and fluctuations in realized and unrealized gains (losses) on our portfolio investments.

Our increase of net cash used by financing activities is primarily due to increased paydown activity as compared to borrowing activity. On May 9, 2016, we amended the Amended and Restated Revolving Credit Agreement, or the Investment Facility, to extend its maturity date from May 23, 2016 to July 29, 2016 (the “Extension”). As of June 30, 2016, the size of the Investment Facility was $54.0 million and the outstanding principal balance was $52.3 million. The Extension reduced the size of the Investment Facility from $72.0 million to $54.0 million, reflecting the outstanding principal balance on May 9, 2016. At June 30, 2016, the amount outstanding was $52.3 million. There was no borrowings under the repurchase agreement for U.S. Treasury Bills at the end of the second quarter of 2016.

During the six months ended June 30, 2016, we paid cash distributions totaling $3.6 million, or $0.18 share, to our common stockholders. In June 2016, we declared a second quarter distribution totaling $1.2 million, or $0.06 per share, which was paid in July 2016. We currently intend to continue to distribute, out of assets legally available for distribution and as determined by our Board of Directors, in the form of quarterly distributions, a minimum of 90% of our annual investment company taxable income to our stockholders.

Credit Facilities and Borrowings

We are party to the Third Amended and Restated Revolving Credit Agreement (the “Investment Facility”), dated May 23, 2013, as amended. On September 29, 2014, we amended the Investment Facility to permit the appointment of OHA as our investment advisor. On May 9, 2016, we amended the Investment Facility to extend its maturity date from May 23, 2016 to July 29, 2016 (the “Extension”). As of June 30, 2016, the size of the Investment Facility was $54.0 million and the outstanding principal balance was $52.3 million. The Extension reduced the size of the Investment Facility from $72.0 million to $54.0 million, reflecting the outstanding principal balance on May 9, 2016.
As of June 30, 2016 and December 31, 2015, the total amount outstanding under the Investment Facility was $52.3 million and $72.0 million, respectively. Substantially all of our assets, except our investments in U.S. Treasury Bills, are pledged as collateral for the obligations under the Investment Facility. The Investment Facility bears interest, at our option, at either (i) LIBOR plus 325 to 475 basis points, or (ii) the base rate plus 225 to 375 basis points, both based on our amounts outstanding. As of June 30, 2016, the average interest rate on our outstanding balance of $52.3 million was 4.70%. Under the Extension, there are no amounts currently available for future borrowing. The Extension requires that we use cash proceeds from any returns of capital on our portfolio investments (net of commissions and other transaction costs, fees and expenses and taxes) to prepay our debt obligations under the Investment Facility (excluding returns of capital in an amount that we determine to be necessary for us to distribute in order to maintain our status as a regulated investment company under the Internal Revenue Code), and those amounts cannot be re-borrowed under the Investment Facility.
Under the Extension, we are permitted to accrue but are prohibited from paying management or incentive fees (excluding reimbursements to OHA for costs and expenses, or indemnification payments owed to OHA) to OHA under our Investment Advisory Agreement or Administration Agreement.
On July 28, 2016, we amended our existing Investment Facility to extend its maturity date from July 29, 2016 to September 15, 2016 (the “July Extension”). The July Extension contains substantially identical terms and conditions to the prior extension granted on May 9, 2016, but with the addition of the following: (i) a reduction of the size of the Investment Facility from $54.0 million to $42.3 million, reflecting the outstanding principal balance on July 26, 2016, (ii) an increase in the margin rate applicable to Eurodollar Loans and Base Rate Loans to 5.25%, and (iii) the addition of certain milestones to be met with respect to the negotiation of a new investment facility. The foregoing description is only a summary of certain of the provisions of the Investment Facility and is qualified in its entirety by the underlying agreements.
The total outstanding principal amount of our debt obligations under our Investment Facility will be due and payable on September 15, 2016. We are currently in the process of negotiating a new investment facility, which we expect to have in place prior to that date. However, if we do not have a new investment facility in place prior to that date, or if we are unable to further extend our existing Investment Facility, we will consider a number of actions in order to increase our liquidity to levels sufficient to meet our debt obligations under the existing Investment Facility and any other anticipated cash needs through December 31, 2016. These actions include: refinancing our debt obligations with other lenders, disposing of certain portfolio investments, and reducing other controllable cash outflows.
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

The Investment Facility contains and the Treasury Facility did contain affirmative and reporting covenants and certain financial ratio and restrictive covenants. We have complied with these covenants throughout 2015 and the six months ended June 30, 2016 and had no existing defaults or events of default under either facility. The most restrictive covenants, with terms as defined in the credit agreements, are (these restrictive covenants apply to both the Investment Facility and the Treasury Facility, unless otherwise noted):

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

Portfolio Credit Quality

At June 30, 2016, most of our portfolio investments were in negotiated, and often illiquid, securities of middle market businesses, with a concentration in the energy industry. As of June 30, 2016, we had certain investments related to four portfolio companies on non-accrual status with an aggregate cost and fair value of $57.5 million and $14.2 million, respectively. Our investments in Contour and Spirit were placed on non-accrual status during the fourth quarter of 2014. Effective July 1, 2015, ATP was placed on non-accrual status based on estimated future production payments, and income is recognized to the extent cash received. In March 2016, Shoreline management notified us that they would not make their April 2016 interest payment and as a result we placed our investment in Shoreline on non-accrual status. Our portfolio investments at fair value were approximately 68.1% and 73.0% of the related cost basis as of June 30, 2016 and December 31, 2015, respectively.

Non-accruing and non-income producing investments	June 30, 2016		December 31, 2015
(in thousands)	Cost	Fair Value	Cost	Fair Value

Non-accruing investments
ATP Oil & Gas Corporation/Bennu Oil & Gas, LLC (non-accrual July 2015)	$27,845	$13,717	$27,709	$11,845
Shoreline Energy, LLC (non-accrual January 2016)	12,659	500	—	—
Contour Highwall Holdings, LLC (non-accrual October 2014)	—	—	11,578	1,000
Spirit Resources, LLC - Tranche A (non-accrual November 2014)	4,621	—	4,621	—
Spirit Resources, LLC - Tranche B (non-accrual March 2014)	4,409	—	4,409	—
Total non-accruing investments	49,534	14,217	48,317	12,845

Non-income producing investments
OHA/OCI Investments, LLC Class A Units	2,500	2,277	2,500	2,583
Spirit Resources, LLC preferred units	8,000	—	8,000	—
Total non-income producing investments	10,500	2,277	10,500	2,583
Total non-accruing and non-income producing investments	$60,034	$16,494	$58,817	$15,428

Contractual Obligations and Off-Balance Sheet Arrangements

The following table summarizes our contractual payment obligations at June 30, 2016 (in thousands):

Revolving credit facilities(1)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Investment Facility	$52,296	$52,296	$—	$—	$—
Total	$52,296	$52,296	$—	$—	$—
(1) Excludes accrued interest amounts.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the information provided in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) designed to ensure that information required to be disclosed in our reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures.

In connection with the preparation of this Quarterly Report on Form 10-Q, as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q (June 30, 2016), we performed an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2016, our disclosure controls and procedures were effective in providing reasonable assurance (i) that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) that such information is accumulated and communicated to management in a manner that allows timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No changes in internal control over financial reporting occurred during the quarter ended June 30, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act).

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The information set forth under the heading “Legal Proceedings” in Note 6 to our interim consolidated financial statements is incorporated herein by reference.

Item 1A. Risk Factors

During the six months ended June 30, 2016, there were no material changes to the risk factors disclosed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The information set forth in Note 8 to our interim consolidated financial statements is incorporated herein by reference. There were no shares of common stock repurchased during the six months ended June 30, 2016.

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

OHA INVESTMENT CORPORATION

Date:	August 5, 2016	By:	/s/ STEVEN T. WAYNE
Steven T. Wayne
President and Chief Executive Officer

Date:	August 5, 2016	By:	/s/ CORY E. GILBERT
Cory E. Gilbert
Chief Financial Officer and Treasurer

Index to Exhibits

Exhibit No.	Exhibit

10.21*
Third Amendment to the Third Amendment and Restated Revolving Credit Agreement dated as of July 28, 2016, between Registrant, the lenders from time to time party thereto and SunTrust Bank, as administrative agent

31.1*	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Executive Officer
31.2*	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Financial Officer
32.1**	Section 1350 Certification by the Chief Executive Officer
32.2**	Section 1350 Certification by the Chief Financial Officer
____________
*Filed herewith.
**Furnished herewith.