Form 10-Q
period 2016-09-30
OHA Investment Corp
filed 2016-11-14
CIK 1297704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
or
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

As of November 14, 2016, there were 20,172,392 shares of the registrant’s common stock outstanding.

EXPLANATORY NOTE

The Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2016 (the “Third Quarter 10-Q”), as filed on November 14, 2016, was delayed solely as a result of an ongoing evaluation of an auditor independence matter related to its independent registered public accounting firm, Ernst & Young LLP (“EY”), a member of Ernst & Young Global Limited (“EYG”).

On November 7, 2016, EY informed the Company that it would not be able to complete its review of the interim financial statements required by Regulation S-X to be included in the Third Quarter 10-Q by November 9, 2016 (the filing deadline for the Third Quarter 10-Q) because it had discovered that an EY Global Limited ("EYG") member firm's pension plan had invested in a fund managed by a third party, which had in turn invested in an underlying fund managed by the Company's investment advisor.

On November 11, 2016, the EYG member firm pension plan sold its investment in the third party fund, thereby remediating the breach. The Company, its audit committee and EY have assessed the impact of the above matter on EY’s objectivity and impartial judgment in light of all of the relevant facts and circumstances. EY has concluded that this matter did not and will not impair its objectivity or impartial judgment on all issues encompassed within its audit and review engagements. The audit committee has concurred with EY’s conclusion. This Form 10-Q satisfies Rule 10-01(d) of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended. As a result, this Form 10-Q includes certifications under Section 906 of SOX.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

OHA INVESTMENT CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2016	December 31, 2015
	(unaudited)
Assets
Investments in portfolio securities at fair value
Control investments (cost: $17,030 and $28,608, respectively)	$—	$1,000
Affiliate investments (cost: $19,065 and $18,647, respectively)	17,724	18,893
Non-affiliate investments (cost: $168,619 and $192,012, respectively)	113,394	154,817
Total portfolio investments (cost: $204,714 and $239,267, respectively)	131,118	174,710
Investments in U.S. Treasury Bills at fair value (cost: $55,000 and $34,997, respectively)	55,000	34,997
Total investments	186,118	209,707
Cash and cash equivalents	2,857	15,554
Accounts receivable and other current assets	12	517
Interest receivable	1,777	2,248
Deferred loan costs and other prepaid assets	26	451
Total current assets	4,672	18,770
Total assets	$190,790	$228,477

Liabilities
Current liabilities
Due to broker	$—	$5,226
Distributions payable	1,210	2,421
Accounts payable and accrued expenses	2,944	1,962
Management and incentive fees payable	888	1,713
Income taxes payable	42	75
Repurchase agreement	53,900	34,300
Short-term debt	—	72,000
Total current liabilities	58,984	117,697
Long-term debt, net of debt issuance costs	38,818	—
Total liabilities	97,802	117,697
Commitments and contingencies (Note 6)
Net assets
Common stock, $.001 par value, 250,000,000 shares authorized; 20,172,392 shares issued and outstanding for both periods	20	20
Paid-in capital in excess of par	241,985	241,985
Undistributed net investment loss	(4,689)	(5,947)
Undistributed net realized capital loss	(73,848)	(63,838)
Net unrealized depreciation on investments	(70,480)	(61,440)
Total net assets	92,988	110,780
Total liabilities and net assets	$190,790	$228,477
Net asset value per share	$4.61	$5.49
(See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
Investment income:
Interest income:
Affiliate investments	$693	$625	$2,048	$1,841
Non-affiliate investments	2,617	3,440	8,471	10,706
Dividend income:
Non-affiliate investments	897	1,010	3,180	2,997
Royalty income, net of amortization:
Control investments	—	11	—	30
Other income	114	2	152	244
Total investment income	4,321	5,088	13,851	15,818
Operating expenses:
Interest expense and bank fees	768	967	2,831	2,534
Management and incentive fees	888	758	2,585	2,290
Professional fees, net of legal fees of $0, $34, $0 and $521, respectively, related to ATP bankruptcy (See Note 6)	584	541	1,973	1,918
Other general and administrative expenses	387	735	1,554	2,270
Total operating expenses	2,627	3,001	8,943	9,012
Income tax provision, net	(6)	6	19	58
Net investment income	1,700	2,081	4,889	6,748
Realized and unrealized gain (loss) on investments:
Net realized capital gain (loss) on investments
Control investments	—	—	(10,142)	232
Non-affiliate investments	—	(33)	223	(33)
Provision for taxes on realized gain (loss)	—	—	(91)	—
Total net realized capital gain (loss) on investments	—	(33)	(10,010)	199
Net unrealized appreciation (depreciation) on investments
Control investments	—	(1,000)	10,578	(4,222)
Affiliate investments	(1,254)	170	(1,587)	1,258
Non-affiliate investments	(3,058)	(7,865)	(18,031)	(12,999)
Total net unrealized depreciation on investments	(4,312)	(8,695)	(9,040)	(15,963)

Net decrease in net assets resulting from operations	$(2,612)	$(6,647)	$(14,161)	$(9,016)

Net decrease in net assets resulting from operations per common share	$(0.13)	$(0.33)	$(0.70)	$(0.44)

Distributions declared per common share	$0.06	$0.12	$0.18	$0.36
Weighted average shares outstanding - basic and diluted	20,172	20,177	20,172	20,372

 (See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
(in thousands, except per share data)
(unaudited)

	For the nine months ended September 30,
	2016	2015
Increase (decrease) in net assets from operations
Net investment income	$4,889	$6,748
Net realized capital gain (loss) on investments	(10,010)	199
Net unrealized depreciation on investments	(9,040)	(15,963)
Net decrease in net assets resulting from operations	(14,161)	(9,016)
Distributions to common stockholders
Distributions from net investment income	(3,631)	(7,316)
Net decrease in net assets from distributions	(3,631)	(7,316)
Capital transactions
Acquisition of common stock under repurchase plan	—	(2,426)
Net decrease in net assets from capital transactions	—	(2,426)
Net decrease in net assets	(17,792)	(18,758)
Net assets, beginning of period	110,780	154,164
Net assets, end of period	$92,988	$135,406
Net asset value per common share at end of period	$4.61	$6.71
Common shares outstanding at end of period	20,172	20,172

(See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the nine months ended September 30,
	2016	2015
Cash flows from operating activities:
Net decrease in net assets resulting from operations	$(14,161)	$(9,016)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash attributable to operating activities:
Payment-in-kind interest	(3,909)	(1,092)
Net amortization of premiums, discounts and fees	(117)	(384)
Net realized capital loss (gain) on investments	9,919	(199)
Net unrealized depreciation on investments	9,040	15,963
Amortization of deferred loan costs	491	857
Purchase of investments in portfolio securities	(1,756)	(48,674)
Proceeds from redemption or sale of investments in portfolio securities	30,414	17,488
Purchase of investments in U.S. Treasury Bills	(90,000)	(91,801)
Proceeds from redemption of investments in U.S. Treasury Bills	69,997	72,400
Effects of changes in operating assets and liabilities:
Accounts receivable and other current assets	505	(202)
Interest receivable	471	112
Prepaid assets	(66)	(30)
Unamortized debt issuance costs	(1,682)	—
Payables and accrued expenses	(5,102)	258
Net cash attributable to operating activities	4,044	(44,320)
Cash flows from financing activities:
Borrowings under credit facilities	49,000	166,000
Borrowings under repurchase agreement	88,200	49,000
Repayments on credit facilities	(80,500)	(176,000)
Repayments on repurchase agreement	(68,600)	—
Acquisition of common stock under repurchase plan	—	(2,426)
Distributions to stockholders	(4,841)	(8,193)
Net cash attributable to financing activities	(16,741)	28,381
Net change in cash and cash equivalents	(12,697)	(15,939)
Cash and cash equivalents, beginning of period	15,554	31,455
Cash and cash equivalents, end of period	$2,857	$15,516

(See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2016
(in thousands, except share amounts and percentages)
(unaudited)

Portfolio Company	Industry Segment	Investment(1)	Principal	Cost	Fair Value(2)

Control Investments - (More than 25% owned)
Spirit Resources, LLC	Oil & Natural Gas Production and Development	Tranche A - Senior Secured Term Loan (greater of 8.0% or LIBOR+4.0%, due 4/28/2015)(5)	$4,657	$4,621	$—
Spirit Resources, LLC	Oil & Natural Gas Production and Development	Tranche B - Senior Secured Term Loan (greater of 15.0% PIK or LIBOR+11.0%, due 10/28/2015)(5)	4,409	4,409	—
Spirit Resources, LLC	Oil & Natural Gas Production and Development	80,000 Preferred Units representing 100% of the outstanding equity(6)		8,000	—
Subtotal Control Investments - (More than 25% owned)				$17,030	$—

Affiliate Investments - (5% to 25% owned)
OCI Holdings, LLC	Home Health Services	Subordinated Note (LIBOR+ 12.0% cash with a 1.0% floor plus 3.0% PIK, due 8/15/2018)(7)	$16,686	$16,565	$16,686
OCI Holdings, LLC	Home Health Services	100% of Class A Units in OHA/OCI Investments, LLC representing 20.8% diluted ownership of OCI Holdings, LLC		2,500	1,038
Subtotal Affiliate Investments - (5% to 25% owned)				$19,065	$17,724

Non-affiliate Investments - (Less than 5% owned)
Castex Energy 2005, LP	Oil & Natural Gas Production and Development	Redeemable Preferred LP Units (current pay 8.0% cash or 10.0% PIK)(8)	$55,226	$54,783	$34,706
ATP Oil & Gas Corporation/Bennu Oil & Gas, LLC	Oil & Natural Gas Production and Development	Limited Term Royalty Interest (notional rate of 13.2%)(9)(10)		27,845	12,286
Appriss Holdings, Inc.	Information Services	Second Lien Term Loan (LIBOR+9.25% with a 1.0% floor, due 5/21/2021)(13)	9,323	9,212	9,137
Kronos Incorporated	Software	Second Lien Term Loan (LIBOR+8.5% with a 1.25% floor, due 4/30/2020)(3)	12,000	12,124	12,225
Royal Holdings, Inc.	Chemicals	Second Lien Term Loan (LIBOR+7.5% with a 1.0% floor, due 6/19/2023)(3)	10,000	9,929	9,875
TIBCO Software, Inc.	Software	Senior Unsecured Notes (11.38% due 12/1/2021)(3)	10,100	9,742	8,989

(See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2016
(In thousands, except share amounts and percentages)
(Unaudited — Continued)

Portfolio Company	Industry Segment	Investment(1)	Principal	Cost	Fair Value(2)

Non-affiliate Investments - (Less than 5% owned) - Continued
Berlin Packaging	Packaging	Second Lien Term Loan (LIBOR+6.75% with a 1.0% floor, due 10/1/2022)(3)	$7,205	$6,875	$7,259
Gramercy Park CLO Ltd.(4)	Financial Services	Subordinated Notes, Residual Interest (11.95%, based on cost, due 7/17/2023)(3)	9,000	5,519	5,175
Talos Production, LLC	Oil & Natural Gas Production and Development	Senior Unsecured Notes (9.75%, due 2/15/2018)(3)	12,000	11,976	5,565
WASH Multifamily Acquisition, Inc.	Industrials - Laundry Equipment	Second Lien Term Loan (LIBOR+7.0% with a 1.0% floor, due 5/14/2023)(3)	3,404	3,382	3,378
Synarc-BioCore Holdings, LLC	Healthcare	First Lien Senior Secured Notes (7.75% due 3/10/2021)	2,400	2,349	2,520
Stardust Financial Holdings (Hanson)	Building Materials	Second Lien Term Loan (LIBOR+9.5% with a 1.0% floor, due 3/13/2023)(3)	1,687	1,632	1,687
Coinamatic Canada, Inc.(4)	Industrials - Laundry Equipment	Second Lien Term Loan (LIBOR+7.0% with a 1.0% floor, due 5/14/2023)(3)	596	592	592
Shoreline Energy, LLC	Oil & Natural Gas Production and Development	Second Lien Term Loan (greater of LIBOR+9.25% with a 1.25% floor plus 2.0% PIK, or prime+8.25%, due 3/30/2019)(5)(11)	13,115	12,659	—
Globe BG, LLC	Coal Production	Contingent earn-out related to July 2011 sale of royalty interests in Alden Resources, LLC(12)		—	—
Subtotal Non-affiliate Investments - (Less than 5% owned)				$168,619	$113,394
Subtotal Portfolio Investments (70.4% of total investments)				$204,714	$131,118

GOVERNMENT SECURITIES
U.S. Treasury Bills(14)			55,000	55,000	55,000
Subtotal Government Securities (29.6% of total investments)				$55,000	$55,000

TOTAL INVESTMENTS				$259,714	$186,118

 (See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2016
(In thousands, except share amounts and percentages)
(Unaudited — Continued)

NOTES TO CONSOLIDATED SCHEDULE OF INVESTMENTS

(1)
We pledged all of our portfolio investments as collateral for obligations under our Credit Facility. See Note 3 of Notes to Consolidated Financial Statements. Percentages represent interest rates in effect as of September 30, 2016, and due dates represent the contractual maturity dates. Warrants, common stock, units and earn-outs are non-income producing securities, unless otherwise stated.

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

(4)
We have determined that this investment is not a “qualifying asset” under Section 55(a) of the Investment Company Act of 1940, or 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. We monitor the status of these asset classifications on an ongoing basis.

(5)	Investment on non-accrual status and therefore non-income producing.

(6)	Non-income producing equity securities.

(7)
Effective December 31, 2015, we executed a fourth amendment to our note purchase and security agreement with OCI Holdings, LLC, or OCI, to waive several defaults and amend covenant limits in exchange for increases in the interest rate to LIBOR+12% cash with a 1% floor, plus 3% payment-in-kind, or PIK. Also, default interest of $0.1 million was added to the principal balance on January 1, 2016.

(8)
By the terms of our original investment, upon redemption, we were due the outstanding face amount of $50 million, any unpaid and accrued dividends, plus an option to elect to receive either: a) a cash payment resulting in a total 12% return or make-whole (inclusive of the 8% cash distributions even if not paid), or b) our pro rata share of 2% of the outstanding regular limited partner interests in Castex (0.67% net to us).  Castex elected to pay us in PIK for more than two consecutive quarters, causing the return on the initial make-whole calculation to first increase from 12% to 13.5%.  Preferred unit holders had a put right starting on July 1, 2016, which we exercised on that date with respect to all of our preferred units. Castex Energy 2005, LP, or Castex, had 90 days from the receipt of the put notice to redeem.  Castex did not redeem the preferred units within 90 days of the receipt of the put notice. As a result, the make-whole of 13.5% further increased by 4.5%, to 18%, we are entitled to board observation rights as a preferred unit holder, and other covenants apply. If the preferred units are not redeemed within one year from the originally scheduled put closing date (which would be September 29, 2017), Castex and the limited partners must use commonly reasonable efforts to enter into, within 90 days, a 12% dollar denominated production payment transaction with the preferred unit holders exercising the put right, with a 3 year term for such production payment. If such production payment transaction is not consummated within 90 days, Castex must use all available resources to repay preferred interests and the preferred return steps up to 25% from that point forward. Amounts shown for principal and cost include PIK dividends that have been added to the principal balance.

(9)	Effective July 1, 2015, ATP was placed on non-accrual status based on estimated future production payments, and income is recognized to the extent cash received.

(10)	For more information on ATP, refer to the discussion of the ATP litigation in Note 6 to the Consolidated Financial Statements.

(11)
Effective June 24, 2015, we executed a third amendment to our credit agreement with Shoreline Energy, LLC, or Shoreline, to amend certain covenant limits in exchange for increases in Shoreline's interest to the greater of LIBOR+9.25% with a 1.25% floor or prime+8.25% with a 1.25% floor, effective after March 31, 2015. The third amendment also included the addition of 0.50% PIK interest effective after June 30, 2015. Effective September 23, 2015, we executed a fourth amendment to our credit agreement with Shoreline to increase PIK interest to 1.75%. Effective October 22, 2015, we executed a fifth amendment to our credit agreement with Shoreline which included an addition of 0.25% PIK, four quarters of deferred amortization beginning in the fourth quarter of 2015, and amendments to the leverage and minimum interest coverage ratios. In 2016, Shoreline defaulted and is no longer paying us cash interest. On November 2, 2016, Shoreline filed for Chapter 11 Bankruptcy.

(12)
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

(13)	On August 10, 2016 the margin was amended to be increased from LIBOR+8.25% with a 1% floor to LIBOR+9.25% with a 1% floor.

(14)	Fair value is determined using prices for identical securities in active markets (Level 1 hierarchy). See Note 7 of Notes to Consolidated Financial Statements.

(See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2015
(In thousands, except share amounts and percentages)

Portfolio Company	Industry Segment	Investment(1)	Principal	Cost	Fair Value(2)

Control Investments - (More than 25% owned)
Contour Highwall Holdings, LLC	Coal Mining	Senior Secured Term Loan (12%, due 10/14/2015)(6)	$10,757	$10,778	$1,000
Contour Highwall Holdings, LLC	Coal Mining	Unsecured Promissory Note (6%, due 4/11/2016)(6)	800	800	—
Contour Highwall Holdings, LLC	Coal Mining	800 Membership Units representing 80% of the common equity(7)(15)		—	—
Spirit Resources, LLC	Oil & Natural Gas Production and Development	Tranche A - Senior Secured Term Loan (greater of 8% or LIBOR+4.0%, due 4/28/2015)(6)	4,657	4,621	—
Spirit Resources, LLC	Oil & Natural Gas Production and Development	Tranche B - Senior Secured Term Loan (greater of 15% PIK or LIBOR+11.0%, due 10/28/2015)(6)	4,409	4,409	—
Spirit Resources, LLC	Oil & Natural Gas Production and Development	80,000 Preferred Units representing 100% of the outstanding equity(15)		8,000	—
Subtotal Control Investments - (More than 25% owned)				$28,608	$1,000

Affiliate Investments - (5% to 25% owned)
OCI Holdings, LLC	Home Health Services	Subordinated Note (LIBOR+ 12.0% cash with a 1% floor plus 3% PIK, due 8/15/2018)(8)(9)	$16,310	$16,147	$16,310
OCI Holdings, LLC	Home Health Services	100% of Class A Units in OHA/OCI Investments, LLC representing 20.8% diluted ownership of OCI Holdings, LLC(15)		2,500	2,583
				$18,647	$18,893

Non-affiliate Investments - (Less than 5% owned)
Castex Energy 2005, LP	Oil & Natural Gas Production and Development	Redeemable Preferred LP Units (current pay 8% cash or 10% PIK, due 7/1/2016)(10)	$51,265	$51,273	$43,939
Appriss Holdings, Inc.	Information Services	Second Lien Term Loan (LIBOR+8.25% with a 1% floor, due 5/21/2021)	13,100	12,925	12,314
Kronos Incorporated	Software	Second Lien Term Loan (LIBOR+8.50% with a 1.25% floor, due 4/30/2020)(3)	$12,000	$12,145	$11,985
ATP Oil & Gas Corporation/Bennu Oil & Gas, LLC	Oil & Natural Gas Production and Development	Limited Term Royalty Interest (notional rate of 13.2%)(11)(12)		27,709	11,845
WP Mustang (Electronic Funds Services, LLC)	Financial Services	Second Lien Term Loan (LIBOR+7.5% with a 1% floor, due 5/29/2022)(3)	10,000	9,843	10,038
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

(5)
We have determined that this investment is not a “qualifying asset” under Section 55(a) of the Investment Company Act of 1940, or 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. We monitor the status of these asset classifications on an ongoing basis.

(6)	Investment on non-accrual status and therefore non-income producing.

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

(10)
By the terms of our original investment, upon redemption, we were due the outstanding face amount of $50 million, any unpaid and accrued dividends, plus an option to elect to receive either: a) a cash payment resulting in a total 12% return or make-whole (inclusive of the 8% cash distributions even if not paid), or b) our pro rata share of 2% of the outstanding regular limited partner interests in Castex (0.67% net to us).  Castex elected to pay us in PIK for more than two consecutive quarters, causing the return on the initial make-whole calculation to first increase from 12% to 13.5%.  Preferred unit holders had a put right starting on July 1, 2016, which we exercised on that date with respect to all of our preferred units.  Castex Energy 2005, LP, or Castex, had 90 days from the receipt of the put notice to redeem.  Castex did not redeem the preferred units within 90 days of the receipt of the put notice. As a result, the make-whole of 13.5% further increased by 4.5%, to 18%, we are entitled to board observation rights as a preferred unit holder, and other covenants apply. If the preferred units are not redeemed within one year from the originally scheduled put closing date (which would be September 29, 2017), Castex and the limited partners must use commonly reasonable efforts to enter into, within 90 days, a 12% dollar denominated production payment transaction with the preferred unit holders exercising the put right, with a 3 year term for such production payment. If such production payment transaction is not consummated within 90 days, Castex must use all available resources to repay preferred interests and the preferred return steps up to 25% from that point forward. Amounts shown for principal and cost include PIK dividends that have been added to the principal balance.

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

(15)	Non-income producing equity securities.
(See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION
CONSOLIDATED FINANCIAL HIGHLIGHTS
(unaudited)

	For the nine months ended September 30,
Per Share Data(1)	2016	2015

Net asset value, beginning of period	$5.49	$7.48
Net investment income, net of tax	0.24	0.33
Net realized and unrealized loss on investments(2)	(0.94)	(0.78)
Net decrease in net assets resulting from operations	(0.70)	(0.45)
Distributions to common stockholders
Distributions from net investment income	(0.18)	(0.36)
Net decrease in net assets from distributions	(0.18)	(0.36)
Effect of shares repurchased, gross	$—	$0.04
Net asset value, end of period	$4.61	$6.71

Market value, beginning of period	$3.80	$4.69
Market value, end of period	$3.14	$4.23
Market value return(3)(4)	(12.0)%	(3.4)%

Ratios and Supplemental Data
($ and shares in thousands)
Net assets, end of period	$92,988	$135,406
Average net assets	$102,171	$148,429
Common shares outstanding, end of period	20,172	20,172
Total operating expenses and taxes/average net assets(5)(6)	11.7%	8.3%
Net investment income, net of tax/average net assets(5)	6.4%	6.1%
Portfolio turnover rate	1.1%	9.2%

Expense Ratios (as a percentage of average net assets)(5)
Interest expense and bank fees	3.7%	2.3%
Management and incentive fees	3.4%	2.1%
Other operating expenses and taxes(6)	4.6%	3.9%
Total operating expenses(6)	11.7%	8.3%

(1)	Per share data is based on weighted average number of common shares outstanding for the period.

(2)
May include a balancing amount necessary to reconcile the change in net asset value per share with other per share information presented. This amount may not agree with the aggregate gains and losses for the period because the difference in the net asset value at the beginning and end of the period may not equal the per share changes of the line items disclosed.

(3)
Total return is based on the change in market price per share during the respective periods. Total return calculations take into account distributions, if any, reinvested in accordance with the Company's dividend reinvestment plan and do not reflect brokerage commissions.

(4)	Not annualized.

(5)	Annualized.

(6)
Net of legal fee reimbursements of $0 million and $0.5 million for the nine months ended September 30, 2016 and 2015, respectively. Excluding these legal fee reimbursements, other operating expenses and total operating expenses ratios would have been 4.3% and 8.6%, respectively, for the nine months ended September 30, 2015. See Note 6 of Notes to Consolidated Financial Statements.

(See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
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

We prepare the interim consolidated financial statements in accordance with accounting principles generally accepted in United States of America ("GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission. The Company is an investment company following the accounting and reporting guidance in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 946, Financial Services - Investment Company ("ASC 946"). We omit certain information and footnote disclosures normally included in audited financial statements prepared in accordance with GAAP pursuant to such rules and regulations. We believe we include all adjustments, which are of a normal recurring nature, so that these financial statements fairly present our financial position, results of operations and cash flows. Interim results are not necessarily indicative of results for a full year or any other interim period. You should read these unaudited consolidated financial statements in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
September 30, 2016
(unaudited)

determines the distribution amount, if any. We generally declare our distributions each quarter and pay them shortly thereafter. The following table summarizes our recent distribution history:

Declaration Date	Per Share Amount	Record Date	Payment Date
March 18, 2014	$0.16	March 31, 2014	April 7, 2014
June 10, 2014	0.16	June 30, 2014	July 7, 2014
September 11, 2014	0.16	September 30, 2014	October 7, 2014
December 17, 2014	0.16	December 31, 2014	January 9, 2015
March 3, 2015	0.12	March 31, 2015	April 8, 2015
June 10, 2015	0.12	June 30, 2015	July 9, 2015
September 17, 2015	0.12	September 30, 2015	October 7, 2015
December 11, 2015	0.12	December 31, 2015	January 8, 2016
March 15, 2016	0.06	March 31, 2016	April 8, 2016
June 7, 2016	0.06	June 30, 2016	July 8, 2016
September 15, 2016	0.06	September 30, 2016	October 7, 2016

Recent Accounting Pronouncements

In April 2015, the FASB issued ASU 2015-03 Interest - Imputation of Interest (“ASU 2015-03”). The pronouncement requires that debt issuance costs related to a recognized debt liability be presented in the consolidated statement of assets and liabilities as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendment becomes effective for financial statements issued for fiscal years that begin after December 15, 2015. This guidance is applicable to the Company as of September 30, 2016 and there are no effects to information presented or disclosed in prior periods.

Note 3: Credit Facilities and Borrowings

We are party to a new Credit Agreement, dated September 9, 2016, with MidCap Financial, which replaced our existing Third Amended and Restated Revolving Credit Agreement (the "Investment Facility"), dated May 23, 2013, as amended. As of September 9, 2016, the size of the secured term loan credit facility (the "Credit Facility") was $56.5 million with a maturity date of March 9, 2018, which can be extended for a six-month period at our option. The initial proceeds of $40.5 million from the Credit Facility were used to pay off the $38.5 million outstanding balance on our previous Investment Facility, pay transaction expenses and provide balance sheet cash. The remaining $16.0 million consists of a delayed draw term loan, which is committed for one year, and is available to us to grow our investment portfolio and operate our business.
As of September 30, 2016, the total amount outstanding under the Credit Facility was $40.5 million with $16.0 million available to draw. The total amount outstanding on the Credit Facility is shown net of unamortized debt issuance costs of $1.7 million on our Consolidated Balance Sheet as of September 30, 2016. Substantially all of our assets, except our investments in U.S. Treasury Bills, are pledged as collateral for the obligations under the Credit Facility. The Credit Facility bears an interest rate of LIBOR plus 5.35% for Eurodollar Loans, subject to a 1% LIBOR floor, and Base Rate plus 4.35% for Base Rate Loans. As of September 30, 2016, the average interest rate on our outstanding balance of $40.5 million was 6.35%.
The Credit Facility contains affirmative and reporting covenants and certain financial ratio and restrictive covenants. We have complied with these covenants from the date of the new Credit Agreement through September 30, 2016, and had no existing defaults or events of default under the Credit Facility. The financial covenants, with terms as defined in the Credit Agreement, are:

•	maintain a Maximum Debt to Tangible Net Worth Ratio of not more than 0.80:1.00,

•	maintain at all times a Minimum Liquidity in the form of Cash or Cash Equivalents of at least $1.0 million,

•	maintain a Debt to Fair Market Value Ratio of not more than 0.50:1.00 at any time, and

•
maintain the Fair Market Value of Liquid Portfolio Investments as a percentage of outstanding aggregate principal balance to not be less than 80% through March 9, 2017, 90% through September 9, 2017 and 100% through March 9, 2018.

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
September 30, 2016
(unaudited)

We were party to a $72.0 million Investment Facility, which went through a series of amendments to extend its maturity date and was paid down and extinguished on September 9, 2016. On May 9, 2016, we amended the Investment Facility to extend the maturity date from May 23, 2016 to July 29, 2016 (the "Extension"), and reduce the size of the Investment Facility from $72.0 million to $54.0 million. Under the Extension, we were required to use cash proceeds from any returns of capital on our portfolio investments to prepay our debt obligations under the Investment Facility. We were also permitted to accrue but were prohibited from paying management or incentive fees (excluding reimbursements to OHA for costs and expenses, or indemnification payments owed to OHA) to OHA under our Investment Advisory Agreement or Administration Agreement.
On July 28, 2016, we amended our existing Investment Facility to extend its maturity date from July 29, 2016 to September 15, 2016 (the “July Extension”). The July Extension contained substantially identical terms and conditions to the prior extension granted on May 9, 2016, but with the addition of the following: (i) a reduction of the size of the Investment Facility from $54.0 million to $42.3 million, reflecting the outstanding principal balance on July 26, 2016 and (ii) an increase in the margin rate applicable to Eurodollar Loans and Base Rate Loans to 5.25%.
As of December 31, 2015, the total amount outstanding under the Investment Facility was $72.0 million. Substantially all of our assets, except our investments in U.S. Treasury Bills, were pledged as collateral for the obligations under the Investment Facility. The Investment Facility bore interest, at our option, at either (i) LIBOR plus 3.25% to 4.75%, or (ii) the base rate plus 2.25% to 3.75%, both based on our amounts outstanding.
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
The Investment Facility and the Treasury Facility contained affirmative and reporting covenants and certain financial ratio and restrictive covenants. We have complied with these covenants throughout 2015 and the period ended September 9, 2016, and had no existing defaults or events of default under either facility. The most restrictive covenants, with terms as defined in the credit agreements, are (these restrictive covenants apply to both the Investment Facility and the Treasury Facility, unless otherwise noted):

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

On September 30, 2016, we purchased $55.0 million of U.S. Treasury bills and contemporaneously entered into a repurchase arrangement with Jefferies LLC, or Jefferies, to finance such purchase. Under the repurchase arrangement, we transferred $55.0 million of U.S. Treasury bills and $1.1 million of cash to Jefferies as collateral under the repurchase agreement. We repaid the amount borrowed under the repurchase agreement, and Jefferies returned to us the $1.1 million cash collateral, net of a $8 thousand financing fee, upon maturity of the U.S. Treasury bills on October 6, 2016. We account for the transfer of the U.S. Treasury bills under the repurchase agreement as a secured borrowing. As a result, the U.S. Treasury bills are recorded on our books as investments in U.S. Treasury bills, and the amount borrowed under the repurchase agreement is recorded as short-term debt at September 30, 2016.

Note 4: Investment Management

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
September 30, 2016
(unaudited)

Investment Advisory Agreement

On September 30, 2014, we entered into the Investment Advisory Agreement with OHA, an investment adviser registered under the Advisers Act, pursuant to which OHA replaced NGP Investment Advisor, LP as our investment advisor. Following an initial two-year term, the term of the Investment Advisory Agreement is for successive one-year periods, provided such continuation is annually approved by our Board of Directors, a majority of whom are not “interested” persons (as defined in the 1940 Act) of us. Such approval was granted on August 2, 2016. Pursuant to the Investment Advisory Agreement, OHA implements our business strategy on a day-to-day basis and performs certain services for us, subject to the supervision of our Board of Directors. Under the Investment Advisory Agreement, we pay OHA a fee consisting of two components — a base management fee and an incentive fee.

Base Management Fee: The base management fee is paid quarterly in arrears and is calculated by multiplying the average value of our total assets (excluding cash, cash equivalents and U.S. Treasury Bills that are purchased with borrowed funds solely for the purpose of satisfying quarter-end diversification requirements related to our election to be taxed as a RIC under the Code), as of the end of the two immediately prior fiscal quarters, by a rate of 1.75% per annum, with a 0.25% reduction in this 1.75% annual rate for the first year following September 30, 2014. For the three months ended September 30, 2016 and 2015, we incurred $0.7 million and $0.8 million, respectively, in base management fees. For the nine months ended September 30, 2016 and 2015, we incurred $2.3 million and $2.2 million, respectively, in base management fees.

Incentive Fee: The incentive fee consists of two parts. The first part, the investment income incentive fee, is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the fiscal quarter for which the fee is being calculated. Pre-incentive fee net investment income means interest income, dividend income, royalty payments, net profits interest payments, and any other income (including any other fees, such as commitment, origination, syndication, structuring, diligence, monitoring and consulting fees or other fees that we receive from portfolio companies) accrued during the fiscal quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement, and any interest expense and distributions paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income that we have not yet received in cash. Accordingly, we may pay an incentive fee based partly on accrued investment income, the collection of which is uncertain or deferred. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses, or unrealized capital appreciation or depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets (defined as total assets less liabilities at the end of the immediately preceding fiscal quarter) is compared to a “hurdle rate” of 1.75% per quarter (7% annualized). OHA receives no incentive fee for any fiscal quarter in which our pre-incentive fee net investment income does not exceed the hurdle rate. OHA receives an incentive fee equal to 100% of our pre-incentive fee net investment income for any fiscal quarter in which our pre-incentive fee net investment income exceeds the hurdle rate but is less than 2.1875% (8.75% annualized) of net assets (also referred to as the “catch up” provision) plus 20% of our pre-incentive fee net investment income for such fiscal quarter greater than 2.1875% (8.75% annualized) of net assets. For the three months ended September 30, 2016 we incurred $181,000 in investment income incentive fees and for the three months ended September 30, 2015 we did not incur an investment income incentive fee. For the nine months ended September 30, 2016 and 2015, we incurred $281,000 and $139,000, respectively, of investment income incentive fees.

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
September 30, 2016
(unaudited)

the 1940 Act) on 60 days’ written notice to OHA, and would automatically terminate in the event of its “assignment” (within the meaning of the 1940 Act). OHA may terminate the Investment Advisory Agreement without penalty by providing us at least 60 days’ written notice.

Administration Agreement

On September 30, 2014, we entered into the Administration Agreement with OHA pursuant to which OHA replaced NGP Administration, LLC as our administrator and furnishes us with certain administrative services, personnel and facilities. The Administration Agreement had an initial two-year term and, on August 2, 2016, its continuation for an additional one-year period was approved by the Board. Payments under the Administration Agreement are equal to our allocable portion of OHA’s overhead in performing its obligations under the Administration Agreement, including all administrative services necessary for our operation and the conduct of our business. The aggregate amount of certain costs and expenses payable by us under the Investment Advisory Agreement and the Administration Agreement for the period from October 1, 2014 to September 30, 2015 was capped at $2.5 million, or the Cap; provided that interest expense and bank fees, management and incentive fees, legal and professional fees, insurance expenses, taxes and costs related to the change in investment advisor we are not subject to the Cap. The Administration Agreement may be terminated at any time, without penalty, by a vote of our Board of Directors or by OHA upon 60 days’ written notice to the other party.

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

We owed $0.2 million and $0.2 million to OHA under the Administration Agreement as of September 30, 2016 and December 31, 2015, respectively, for expenses incurred on our behalf for the final month of the respective quarterly period. We include these amounts in accounts payable and accrued expenses on our consolidated balance sheets.

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

Note 6: Commitments and Contingencies

As of September 30, 2016, we had investments in 16 portfolio companies totaling $204.7 million. Of these 16 investments, the Company had already funded investments in the amount of $204.7 million and there were no remaining outstanding unfunded commitments. As of December 31, 2015, we had investments in 19 portfolio companies totaling $239.3 million. Of these 19 investments, the Company had already funded investments in the amount of $239.3 million and there were no remaining outstanding unfunded commitments.

We have continuing obligations under the Investment Advisory Agreement and the Administration Agreement with OHA. See Note 4. The agreements provide that, absent willful misfeasance, bad faith or gross negligence in the performance of its duties or the reckless disregard of its duties and obligations, OHA and its officers, managers, agents, employees, controlling

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
September 30, 2016
(unaudited)

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

ATP Litigation. On August 17, 2012, ATP Oil & Gas Corporation, or ATP, filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Texas. Prior to the bankruptcy filing, we purchased limited term overriding royalty interests, or ORRIs, in certain offshore oil and gas producing properties operated by ATP (generally, the Gomez and Telemark properties). Credit Suisse, AG, or CS, and The Bank of New York Mellon Trust Company, N.A., or BONY, which held mortgages on ATP’s interests in the Gomez and Telemark properties at the time of the conveyances, executed certain Acts of Subordination of their liens in our favor. On August 23, 2012, on a motion filed by ATP, the bankruptcy judge presiding over ATP’s case signed an order (Bankr. Dkt. No. 191) requiring ATP to pay amounts received after August 17, 2012 to those parties it believes are entitled to receive them, including the ORRI holders, provided that the ORRI holders execute a disgorgement agreement providing for the repayment of any amounts that the bankruptcy court later finds to have been inappropriately paid. We executed the disgorgement agreement and began receiving monthly distributions in September 2012 from ATP of our share of production proceeds received by ATP after August 17, 2012.

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

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
September 30, 2016
(unaudited)

a case under Chapter 7 of the U.S. Bankruptcy Code. Rodney D. Tow was appointed as Chapter 7 Trustee of ATP’s bankruptcy estate.

Subsequently, a series of disputes arose in the main bankruptcy case and the Adversary Proceeding between us, Bennu, and the Trustee regarding who owned and/or held the right to prosecute and finally resolve the claims that were asserted by ATP against us.

     On October 14, 2015, we entered into a Stipulation of Settlement and Release with the Trustee, Bennu and CS, as agent to the DIP Lenders (Adv. Dkt. No. 270, 271). Pursuant to the Stipulation, in exchange for a cash payment of $335,000 and a $3.0 million reduction/credit on the outstanding indebtedness owed by ATP to CS, the Trustee agreed (i) to dismiss any and all claims against us with prejudice, (ii) to release us from any and all claims of any nature; and (iii), among other things, that he shall not contest that the ORRIs are a real property interest and a “production payment” within the meaning of Sections 101(42A) and 541(b) of the United States Bankruptcy Code, and that the ORRIs are not and never were property of ATP’s bankruptcy estate. The Trustee is deemed to have transferred to CS any rights he holds in claims arising under section 549 of the Bankruptcy Code, and CS and the DIP Lenders, in turn, released us from such claims. In exchange for the agreements of the Trustee and CS, we agreed to prosecute a motion to dismiss our claims against the Trustee without prejudice We released CS and the DIP Lenders from any claims relating to the ORRIs and our transaction documents, including the Acts of Subordination which were executed by CS in connection with the conveyance of the ORRIs. Prior to entering the Stipulation of Settlement and Release with the Trustee, we entered into a Settlement and Release Agreement with Bennu pursuant to which, in exchange for the entry of an Agreed Judgment, we agreed to withdraw and/or release Bennu from certain claims including our claim for breach of the Acts of Subordination. On December 14, 2015, the Court entered its order approving the Stipulation, and it dismissed the Trustee’s claims with prejudice. On February 4, 2016, an Agreed Final Judgment [Adv. Dkt. No. 276] was entered determining that, among other things, the ORRIs are a real property interest and a “production payment” within the meaning of Sections 101(42A) and 541(b) of the United States Bankruptcy Code. Likewise, our claims against ATP were dismissed without prejudice. The Agreed Judgment resolved Phase 1 of the Adversary Proceeding. It did not address any disputes between us and Bennu with respect to the proper calculation of the investment balance under the terms of the ORRIs, including our legal fees, default interest, or the claims asserted by the statutory lien claimants.

On February 3, 2016, we filed our Amended Motion to Dismiss the Complaints in Intervention Filed by the Statutory Lien Claimants [Adv. Dkt. No. 274], which was subsequently amended pursuant to a briefing schedule set by the Court [Adv. Dkt. No. 284]. The Amended Motion to Dismiss asserted, among other things, that under the terms of the applicable Louisiana Oil Well Lien Statute, the alleged statutory liens of the lien claimants either cannot attach to overriding royalties, or alternatively, that OHA purchased the ORRIs free and clear of the statutory liens because the lien claimants did not provide notice of the liens as required under the statute. We also filed a Motion to Withdraw the Reference of the Phase II Claims from the Bankruptcy Court to the District Court [Adv. Dkt. No. 278]. The lien claimants filed responses to the Amended Motion to Dismiss and the Motion to Withdraw the Reference. On May 13, 2016, the Court entered its order granting in part and denying in part OHA’s Motion to Dismiss and Motion to Withdraw Reference [Adv. Dkt. No. 294] and its Report and Recommendation and Memorandum Opinion [Adv. Dkt. No. 293]. Pursuant to the Memorandum Opinion and the order, the Court determined that under the Louisiana statute, if we purchased our ORRIs without notice of the lien claimants liens, in a bona fide transaction, we would take the ORRIs free and clear of the lien claimants’ rights [Adv. Dkt. No. 293 at 13]. The Court granted the lien claimants leave to file amended complaints to specifically plead whether we had notice of their alleged privileges at the time we paid the purchase price. To that end, the Court stated that the Amended Motion to Dismiss was denied as to all issues other than the issue of whether we had notice of the lien claimants’ liens and that the Court would review the amended complaints (to determine whether they sufficiently pleaded a claim) [Adv. Dkt. No. 294]. Pursuant to the Report and Recommendation and Memorandum Opinion, the Bankruptcy Court recommended that the District Court grant the Motion to Withdraw the Reference, but that the Adversary Proceeding remain in the Bankruptcy Court until the time of trial. After certain clarifying orders were entered by the Bankruptcy Court (in response to our motion [Adv. Dkt. No. 306]) relating to its Report and Recommendation and Memorandum Opinion, the District Court entered an order consistent with the Bankruptcy Court’s recommendation on the Motion to Withdraw the Reference.

On May 27, 2016, the Intervenors filed their amended complaints, which made new allegations with respect to the issue of notice. Accordingly, on June 9, 2016, we filed our Motion to Dismiss the amended complaints [Adv. Dkt. No. 310] asserting that the allegations regarding notice are insufficient to state a claim under the statute. On June 30, 2016, the lien

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
September 30, 2016
(unaudited)

claimants filed their Response [Adv. Dkt. No. 316] in opposition to our Motion to Dismiss. On July 18, 2016, we filed our Reply in Support of the Motion to Dismiss [Adv. Dkt. No. 317].

On August 19, 2016, the Bankruptcy Court entered its order [Adv. Dkt. No. 325] and its related Report and Recommendation [Adv. Dkt. No. 326] dismissing, with prejudice, the Intervenors’ amended complaints. The Bankruptcy Court’s order and the related Report and Recommendation recommends, to the District Court, that Phase II of the lawsuit be fully resolved in our favor. The Report and Recommendation was docketed in the United States District Court for the Southern District of Texas, Case No. 4:16-CV-02556. On September 2, 2016, certain of the Intervenors filed their Objection to Judge Isgur’s Report and Recommendation [Dist. Dkt. No. 3] arguing that the Bankruptcy Court’s conclusions were erroneous, and that the Intervenors were not required to give notice to OHA in order for their alleged liens to attach. We filed a limited objection to the Report and Recommendation arguing that the Report and Recommendation should be affirmed, but even if notice was not required under the statute, the Intervenors’ alleged liens could not have attached to the ORRIs in the first instance. The Intervenors filed a joint response [Dist. Dkt. No. 4] to our limited objection on September 15, 2016 and we filed a response to the Intervenors’ objection on September 16, 2016. We also filed a reply in support of our limited objection on September 27, 2016. The District Court has scheduled an oral argument on the parties’ objections to the Report and Recommendation to be held on November 29, 2016, at 10:00 a.m.

The dismissal of the lawsuit by the Bankruptcy Court remains subject to the District Court's review. As of September 30, 2016, our unrecovered investment was $30.3 million, and we had received aggregate royalty payments of $37.1 million since the date of ATP’s bankruptcy filing. As of September 30, 2016, we had incurred legal and consulting fees totaling $5.9 million in connection with the enforcement of our rights under the ORRIs. On various occasions, we have provided notice that such legal expenses will be added to our unrecovered investment balance to the extent they are not reimbursed. To date, we have not received any payments on account of legal expenses aside from our receipt of regular monthly production payments. As a result, we add our legal expenses to the unrecovered investment balance in accordance with our transaction documents. As of September 30, 2016, $5.4 million of the $5.9 million in legal and consulting fees have been added to, and are thus included in, the unrecovered investment balance under the terms of our transaction documents. The remaining amounts of legal and consulting fees have been expensed to legal fees, of which $25,000 and $261,000 as of September 30, 2016 and December 31, 2015, respectively, are included in accounts receivable and other current assets on our consolidated balance sheets and are, thus, not included in the unrecovered investment balance as of such dates.

Through September 30, 2016, we received post-petition royalty payments from the Gomez properties and the Telemark properties in the amount of $8.3 million and $28.8 million, respectively. It is estimated that the statutory lien claims asserted by the intervenors in the Adversary Proceeding against our ORRIs are in the principal amount of approximately $35.2 million. At this time, we estimate that there are potential statutory lien claims (including the claims of the intervenors in the Adversary Proceeding, without regard to the validity of such claims) in the principal amount of approximately $54.2 million. We have or will assert that we have viable defenses with respect to all of the claims of the statutory lien claimants or any other claim which seeks to avoid or disgorge any pre-petition or post-petition royalty payment which we received in respect of the Telemark or Gomez properties. In the event we do not prevail on our defenses to the statutory lien claims or any other claim seeking to avoid or disgorge pre-petition or post-petition royalty payments, we contend that, pursuant to the terms of our transaction documents, we are entitled to include any amounts disgorged on account of any such claims into the unrecovered investment balance of our ORRIs. Moreover, to the extent we do not prevail on our defenses to any action brought by the holder of a statutory lien claim, we contend that we would be permitted to seek contribution from other ORRI and net profits interest holders with respect to any disgorged amounts.

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

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
September 30, 2016
(unaudited)

On August 11, 2016, an involuntary Chapter 11 bankruptcy petition was filed by Beal Bank USA against Bennu Titan LLC (formerly known as ATP Titan LLC), an indirect subsidiary of Bennu Oil & Gas, LLC, and the owner of the floating production platform in the Gulf of Mexico that processes and transports hydrocarbons produced from the Telemark properties, in which OHA owns the ORRI. An order for relief was entered on September 9, 2016, in the case styled In re Bennu Titan LLC (f/k/a ATP Titan LLC), Case No. 16-11870, in the United States Bankruptcy Court for the District of Delaware. We are not a creditor in this bankruptcy case, and it is unknown whether this case will have any effect on OHA’s ORRI or the related royalty payments.

Note 7: Fair Value

Our investments consisted of the following as of September 30, 2016 and December 31, 2015:

	September 30, 2016				December 31, 2015
(Dollar amounts in thousands)	Cost	% of total	Fair Value	% of total	Cost	% of total	Fair Value	% of total

Portfolio investments
First lien secured debt	$11,379	4.5%	$2,520	1.3%	$22,150	8.1%	$3,340	1.7%
Second lien debt	56,405	21.7%	44,153	23.7%	73,791	26.9%	69,508	33.1%
Subordinated debt	38,283	14.7%	31,240	16.8%	47,517	17.3%	37,836	18.0%
Limited term royalties	27,845	10.7%	12,286	6.6%	27,709	10.1%	11,845	5.6%
Redeemable preferred units	54,783	21.1%	34,706	18.6%	51,273	18.7%	43,939	21.0%
CLO residual interests	5,519	2.1%	5,175	2.8%	6,327	2.3%	5,659	2.7%
Equity securities	10,500	4.0%	1,038	0.6%	10,500	3.8%	2,583	1.2%
Total portfolio investments	204,714	78.8%	131,118	70.4%	239,267	87.2%	174,710	83.3%
Government securities
U.S. Treasury Bills	55,000	21.2%	55,000	29.6%	34,997	12.8%	34,997	16.7%
Total investments	$259,714	100.0%	$186,118	100.0%	$274,264	100.0%	$209,707	100.0%

We account for all of the assets in our investment portfolio at fair value, following the provisions of the FASB ASC Fair Value Measurements and Disclosures, or ASC 820. ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements.

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

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
September 30, 2016
(unaudited)

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

Fair value accounting classifies financial assets and liabilities in their entirety based on the lowest level of input that is significant to the estimated fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment that may affect the valuation of assets and liabilities and their placement within the fair value hierarchy levels. We did not have any liabilities measured at fair value at September 30, 2016 or December 31, 2015. Amounts outstanding under our Credit Facility are carried at amortized cost in the Consolidated Balance Sheets. As of September 30, 2016, the estimated fair value of our Credit Facility approximated its carrying value of $39.3 million. As of December 31, 2015, the carrying value of our Investment Facility was $72.0 million and the estimated fair value was $69.3 million. The estimated fair value of the Credit Facility is determined by discounting projected remaining payments using market interest rates for borrowings of the Company.

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

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
September 30, 2016
(unaudited)

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

We occasionally have investments in our portfolio that contain payment-in-kind, or PIK, interest or dividend provisions. We compute PIK interest income or PIK dividend income at the contractual rate specified in each investment agreement, and we add that amount to the principal balance of the investment. For investments with PIK interest or PIK dividends, we calculate our income accruals on the principal balance plus any PIK amounts. If the portfolio company’s projected cash flows, further supported by estimated total enterprise value, are not sufficient to cover the contractual principal and interest or dividend amounts, as applicable, we do not accrue PIK interest income or PIK dividend income on the investment. To maintain our RIC status, we must pay out this non-cash income to stockholders in the form of distributions, even though we have not yet collected the cash. We recorded net PIK interest income of $0.1 million and $0.1 million in the three months ended September 30, 2016 and 2015, respectively, and $0.4 million and $1.1 million in the nine months ended September 30, 2016 and 2015, respectively. We recorded PIK dividend income from our investment in Castex Energy 2005, LP, of $1.0 million and $3.5 million for the three and nine months ended September 30, 2016, respectively, and did not record any PIK dividend income in the three and nine months ended September 30, 2015.

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
September 30, 2016
(unaudited)

The following tables set forth the fair value of our investments by level within the fair value hierarchy as of September 30, 2016 and December 31, 2015 (in thousands):

September 30, 2016	Total	Level 1	Level 2	Level 3
Portfolio investments
Affiliate investments
Subordinated debt	$16,686	$—	$—	$16,686
Equity securities	1,038	—	—	1,038
Total affiliate investments	17,724	—	—	17,724
Non-affiliate investments
First lien secured debt	2,520	—	—	2,520
Second lien debt	44,153	—	35,016	9,137
Subordinated debt	14,554	—	14,554	—
Limited term royalties	12,286	—	—	12,286
Redeemable preferred units	34,706	—	—	34,706
CLO residual interests	5,175	—	5,175	—
Total non-affiliate investments	113,394	—	54,745	58,649
Total portfolio investments	131,118	—	54,745	76,373
Government securities
U.S. Treasury Bills	55,000	55,000	—	—
Total investments	$186,118	$55,000	$54,745	$76,373

December 31, 2015	Total	Level 1	Level 2	Level 3
Portfolio investments
Control investments
First lien secured debt	$1,000	$—	$—	$1,000
Total control investments	1,000	—	—	1,000
Affiliate investments
Subordinated debt	16,310	—	—	16,310
Equity securities	2,583	—	—	2,583
Total affiliate investments	18,893	—	—	18,893
Non-affiliate investments
First lien secured debt	2,340	—	—	2,340
Second lien debt	69,508	—	48,154	21,354
Subordinated debt	21,526	—	13,606	7,920
Limited term royalties	11,845	—	—	11,845
Redeemable preferred units	43,939	—	—	43,939
CLO residual interests	5,659	—	5,659	—
Total non-affiliate investments	154,817	—	67,419	87,398
Total portfolio investments	174,710	—	67,419	107,291
Government securities
U.S. Treasury Bills	34,997	34,997	—	—
Total investments	$209,707	$34,997	$67,419	$107,291

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
September 30, 2016
(unaudited)

The following tables present roll-forwards of the changes in fair value for all investments for which we determine fair value using unobservable (Level 3) factors for the periods indicated (in thousands):

	First Lien Secured Debt and Limited Term Royalties	Second Lien Debt	Subordinated Debt and Redeemable Preferred Units	Equity Securities	Total Investments

For the three months ended September 30, 2016
Fair value at June 30, 2016	$16,117	$12,814	$55,645	$2,277	$86,853
Total gains, (losses) and amortization:
Net realized gains	—	—	—	—	—
Net unrealized gains (losses)	(1,313)	49	(5,371)	(1,239)	(7,874)
Net amortization of premiums, discounts and fees	2	51	14	—	67
New investments, repayments and settlements, net:
New investments	—	—	—	—	—
PIK	—	—	1,104	—	1,104
Repayments and settlements	—	(3,777)	—	—	(3,777)
Fair value at September 30, 2016	$14,806	$9,137	$51,392	$1,038	$76,373

For the nine months ended September 30, 2016
Fair value at December 31, 2015	$15,185	$21,354	$68,169	$2,583	$107,291
Total gains, (losses) and amortization:
Net realized gains (losses)	(10,777)	—	(800)	1,435	(10,142)
Net unrealized gains (losses)	10,256	(8,523)	(11,007)	(1,545)	(10,819)
Net amortization of premiums, discounts and fees	6	68	136	—	210
New investments, repayments and settlements, net:					—
New investments	—	—	—	—	—
PIK	136	15	3,894	—	4,045
Repayments and settlements	—	(3,777)	(9,000)	(1,435)	(14,212)
Fair value at September 30, 2016	$14,806	$9,137	$51,392	$1,038	$76,373

Net change in unrealized gains (losses) from investments still held as of reporting date:
September 30, 2016	$10,256	$(8,523)	$(11,007)	$(1,545)	$(10,819)
September 30, 2015	(6,973)	(1,623)	(1,945)	1,295	(9,246)

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
September 30, 2016
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

During both the three and nine months ended September 30, 2016 and 2015, none of our investments in portfolio companies changed among the categories of Control Investments, Affiliate Investments and Non-Affiliate Investments, and there were no transfers among Levels 3, 2 or 1.

We present net unrealized gains (losses) on our consolidated statements of operations as “Net unrealized appreciation (depreciation) on investments.”

The following table summarizes the significant unobservable inputs in the fair value measurements of our Level 3 investments by category of investment and valuation technique as of September 30, 2016 (dollars in thousands):

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
September 30, 2016
(unaudited)

Type of Investment	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs	Weighted Average

Non-Energy Investments:
First lien secured debt	$2,520	Market comparables	Market yields	6.8%	6.8%

Second lien debt	9,137	Market comparables	Market yields	11.3%	11.3%

Subordinated debt	16,686	Market comparables	Market yields	17.2%	17.2%

Equity securities	1,038	Market comparables	EBITDA multiples	5.5x	5.5x
	29,381

Energy Investments:
First lien secured debt and limited term royalties	12,286	Discounted cash flow	Discount rate	31.9%	31.9%

Second lien debt	—	Market comparables	Market yields	N/A	N/A
			Reserve multiples	$6.60-$9.00(1)	$7.80
			Production multiples	$24.00-$36.00(2)	$30.00

Redeemable preferred units	34,706	Discounted cash flow(3)	Discount rate	10.0%	10.0%
	46,992

Total Level 3 investments	$76,373
________________________________________

(1)	Based on recent comparable transactions involving similar assets, expressed as price per unit of equivalent barrel of oil in proved reserves.

(2)	Based on recent comparable transactions involving similar assets, expressed as price per daily production of equivalent barrel of oil in proved reserves.

(3)	Risk factors have been applied to oil and gas reserves, operating expenses and other assumptions have been factored into the valuation methodology.

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

In March 2015, our Board of Directors authorized the Company to repurchase up to the remaining $2.4 million available to be repurchased under this plan. As of July 14, 2015, we completed the stock repurchases under the stock repurchase plan. During 2015, we repurchased a total of 444,030 shares for $2.4 million at a weighted average price of $5.46 per share, a 27% discount to net asset value at December 31, 2014. Repurchases initiated after March 31, 2015 were made pursuant to a plan executed in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. Our current Credit Facility does not allow us to repurchase common stock.

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

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q that relate to estimates or expectations of our future performance or financial condition may constitute “forward-looking statements.” These forward-looking statements are subject to various risks and uncertainties, which could cause actual results and conditions to differ materially from those projected, including, but not limited to:

•uncertainties associated with the timing and likelihood of investment transaction closings;

•	changes in interest rates;

•	the future operating results of our portfolio companies and their ability to achieve their objectives;

•	regional, national or international economic conditions and changes thereto as well as their impact on the industries in which we invest;

•	disruptions in the credit and capital markets;

•	changes in the conditions of the industries in which we invest;

•	the adequacy of our cash resources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the ability of OHA to locate suitable investments for us and to monitor and administer our investments;

•	our ability to refinance or further extend our investment facility upon maturity;

•	other factors enumerated in our filings with the Securities and Exchange Commission, or the SEC;

•	further decrease in oil and gas prices for an extended period causing further losses in E&P holdings; and

•	effects of current and pending legislation.
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

The aggregate fair value of our investment portfolio at September 30, 2016 was $131.1 million, with such value comprised of 13 active portfolio investments compared to 10 active portfolio investments at September 30, 2014. Under our previous investment advisor, we focused our investments primarily on small and mid-size companies engaged in the upstream sector of the energy industry, which includes businesses that find, develop and extract energy resources, such as natural gas, crude oil and coal. Consequently, a significant portion of our current investment portfolio value is comprised of debt securities and other investments in upstream exploration and production companies engaged in the acquisition, development and production of oil and natural gas properties in and along the Gulf Coast, and in the state and federal waters of the Gulf of Mexico.

Part of our current investment approach is to reduce our portfolio concentration in the energy industry and to diversify our portfolio with investments in debt securities of U.S. private and small public middle market companies across various industry sectors. The concentration of our investment portfolio in the energy sector decreased to 40% at September 30, 2016 from 74% at September 30, 2014, on a fair value basis.

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

In March 2016, we sold $0.5 million of the second lien term loan of Stardust Financial Holdings, Inc., an affiliate of Hanson Building Products, or Hanson, at a price of $97.0, resulting in a realized capital gain of $24 thousand or $0.00 per share. In April and May 2016, we sold an additional $5.4 million of the Hanson second lien term loan at an average price of $98.5, resulting in realized capital gains of $0.2 million or $0.01 per share. This investment generated a gross internal rate of return of 16.1% and a return on investment of 1.17x.

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

In July 2016, WP Mustang (Electronic Funds Services, LLC), or EFS, repaid its second lien term loan in the amount of $10.0 million. We recorded previously unamortized discount of $0.1 million as additional interest income as a result of this repayment. This investment was initiated in December 2014 and generated a gross internal rate of return of 11.0% and a return on investment of 1.17x.

In August 2016, Appriss Holdings, Inc., or Appriss, repaid part of its second lien term loan in the amount of $3.8 million. We recorded previously unamortized discount of $0.05 million as additional interest income as a result of this repayment.

In 2011 and 2012, we purchased from ATP Oil & Gas Corporation, or ATP, limited-term overriding royalty interests, or ORRIs, in certain offshore oil and gas producing properties operated by ATP in the Gulf of Mexico, including $25.0 million paid on July 3, 2012. Under this arrangement, we purchased the right to portions (ranging from 5.0% to 10.8%) of the monthly production proceeds from the various oil and gas properties subject to the ORRIs in ATP’s Gomez and Telemark properties. The terms of the ORRIs provide that they will terminate after we receive production payments that equal a defined sum calculated (generally) based on our investment in the ORRIs plus a time-value factor at a rate of 13.2% per annum. On August 17, 2012, ATP filed for protection under Chapter 11 of the U.S. Bankruptcy Code. For more information, please refer to the discussion of the ATP Litigation under the heading “Legal Proceedings” in Note 6 to our interim consolidated financial statements. As of September 30, 2016, our unrecovered investment was $30.3 million, and we had received aggregate production payments of $37.1 million subject to a disgorgement agreement. In addition, as of September 30, 2016, we had incurred legal and consulting fees totaling $5.9 million in connection with the enforcement of our rights under the ORRIs. On various occasions, we have provided notice that such legal expenses will be added to our unrecovered investment balance to the extent they are not reimbursed. To date, we have not received any payments on account of legal expenses aside from our receipt of regular monthly production payments. We add our legal expenses to the unrecovered investment balance in accordance with our transaction documents. As of September 30, 2016, $5.4 million of the $5.9 million in legal and consulting fees have been added to, and are thus included in, the unrecovered investment balance under the terms of our transaction documents. The remaining amounts of legal and consulting fees have been expensed to legal fees, of which $25,000 and $261,000 as of September 30, 2016 and December 31, 2015, respectively, are included in accounts receivable and other current assets on our consolidated balance sheets and are, thus, not included in the unrecovered investment balance as of such dates.
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

	September 30, 2016			December 31, 2015
	Weighted Average Yields			Weighted Average Yields
		Percentage of Portfolio			Percentage of Portfolio
		Cost	Fair Value		Cost	Fair Value
First lien secured debt	8.3%	5.5%	1.9%	8.3%	9.3%	1.9%
Second lien debt	9.3%	27.6%	33.7%	10.0%	30.8%	39.8%
Subordinated debt	13.3%	18.7%	23.8%	13.3%	19.9%	21.7%
Limited term royalties	7.8%	13.6%	9.4%	11.8%	11.6%	6.8%
Redeemable preferred units	6.4%	26.8%	26.5%	10.0%	21.4%	25.1%
CLO residual interests	6.3%	2.7%	3.9%	13.3%	2.6%	3.2%
Equity securities	—	5.1%	0.8%	—	4.4%	1.5%
Total portfolio investments	7.5%	100.0%	100.0%	11.0%	100.0%	100.0%

As of September 30, 2016 and December 31, 2015, the total fair value of our portfolio investments was $131.1 million and $174.7 million, respectively. Of those fair value totals, approximately $76.4 million, or 58.2%, as of September 30, 2016, and $107.3 million, or 61.4%, as of December 31, 2015 are determined using significant unobservable (i.e., Level 3) inputs.

Results of Operations

Investment Income

Investment income includes interest on our investments, dividend income and royalty income. Dividend income is income we receive from certain of our equity investments. Royalty income is net of amortization that we receive in connection with certain of our investments. Other income includes prepayment fees and modification fees we receive in connection with certain of our investments. These fees are recognized as earned.

Investment Income	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2016	2015	2016	2015

Interest income	$3,310	$4,065	$10,519	$12,547
Dividend income	897	1,010	3,180	2,997
Royalty income, net of amortization, and other	114	13	152	274
Total investment income	$4,321	$5,088	$13,851	$15,818

For the three months ended September 30, 2016, total investment income was $4.3 million, a 15% decrease from $5.1 million of total investment income for the three months ended September 30, 2015. The decrease was primarily attributable to a decrease in average portfolio investment balance on a cost basis and a decrease in the weighted average yield on our investment portfolio from September 30, 2015 to September 30, 2016.

For the nine months ended September 30, 2016, total investment income was $13.9 million, a 12% decrease from $15.8 million of total investment income for the nine months ended September 30, 2015. The decrease was primarily attributable to a $1.8 million decrease in investment income related to non-accrual assets and a decrease in the weighted average yield on our investment portfolio, partially offset by an increase in average portfolio investment balance on a cost basis from September 30, 2015 to September 30, 2016.

Operating Expenses

Operating expenses include interest expense and our allocable portion of operating expenses incurred on our behalf by our investment advisor and our administrator. Other general and administrative expenses include our allocated share of employee, facilities, and stockholder services incurred by our administrator.

Operating Expenses	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2016	2015	2016	2015

Interest expense and bank fees	$768	$967	$2,831	$2,534
Management and incentive fees	888	758	2,585	2,290
Professional fees	584	541	1,973	1,918
Other general and administrative expenses	387	735	1,554	2,270
Total operating expenses	$2,627	$3,001	$8,943	$9,012

For the three months ended September 30, 2016, operating expenses decreased by 12.5% to $2.6 million from $3.0 million for the three months ended September 30, 2015. Interest expense and bank fees decreased by 20.6% to $0.8 million from $1.0 million compared to the same period in the prior year largely due to decreased weighted average debt outstanding of $14.9 million, partially offset by higher rates. Management and incentive fees increased by 17.2% to $0.9 million from $0.8 million due to higher incentive fees incurred partially offset by lower base management fees due to a lower average asset base subject to the base management fee as of September 30, 2016. Other general and administrative expenses decreased by 47.3% to $0.4 million from $0.7 million primarily due to a decrease in employee related expenses in the 2016 period and settlement expenses related to our ATP legal proceedings in the 2015 period.

For the nine months ended September 30, 2016, operating expenses decreased by 0.8% to $8.9 million from $9.0 million. Interest expense and bank fees increased by 11.7% to $2.8 million from $2.5 million compared to the same period in the prior year largely due to increased weighted average debt outstanding of $10.1 million, partially offset by higher rates and $0.1 million in extension fees incurred in the current period. Management and incentive fees increased by 12.9% to $2.6 million from $2.3 million primarily due to higher incentive fees incurred and higher base management fees due to the expiration of the 0.25% reduction in the base management fee rate on September 30, 2015. Other general and administrative expenses decreased by 31.5% to $1.6 million from $2.3 million primarily due to a decrease in employee related expenses in the 2016 period and settlement expenses related to our ATP legal proceedings in the 2015 period.

Under the Investment Advisory Agreement, the investment income incentive fee is calculated quarterly at a rate of 20% of quarterly net investment income above a “hurdle rate” of 1.75% per quarter (7% annualized) with a “catch up” provision. For the three months ended September 30, 2016 we incurred $181,000 in investment income incentive fees and for the three months ended September 30, 2015 we did not incur an investment income incentive fee. For the nine months ended September 30, 2016 and 2015, we incurred $281,000 and $139,000, respectively, of investment income incentive fees.

Net Investment Income	For the three months ended September 30,		For the nine months ended September 30,
(in thousands, except per share data)	2016	2015	2016	2015

Net investment income	$1,700	$2,081	$4,889	$6,748
Net investment income per common share	$0.08	$0.10	$0.24	$0.33

During the three month period ended September 30, 2016, the decrease in net investment income compared to the three month period ended September 30, 2015 was driven by lower investment income, partially offset by lower operating expenses in 2016.

During the nine month period ended September 30, 2016, the decrease in net investment income compared to the nine month period ended September 30, 2015 was driven by lower investment income in 2016, partially offset by lower operating expenses in 2016.

Net Realized Gains and Losses

Net realized gains and losses is the difference between the net proceeds received from dispositions of portfolio investments and their stated costs. Realized losses may also be recorded in connection with our determination that certain investments are considered worthless securities and/or meet the conditions for loss recognition per the applicable tax rules.

Net Realized Gains and Losses	For the three months ended September 30,		For the nine months ended September 30,
(in thousands, except per share data)	2016	2015	2016	2015

Net realized capital gain (loss) on investments	$—	$(33)	$(9,919)	$199
Benefit (provision) for taxes on realized gain (loss)	—	—	(91)	—
Net realized gains and losses	$—	$(33)	$(10,010)	$199
Net realized gains and losses per common share	$—	$—	$(0.50)	$0.01

For the three months ended September 30, 2016, we did not realize a capital loss or gain on our investments. In the comparable 2015 period, we realized capital losses related to our investment in Myriant, partially offset by a capital gain in Huff.

For the nine months ended September 30, 2016, we realized a capital loss of $10.1 million related to the sale of our equity interest in Contour and the extinguishment of the associated senior secured term loan. This realized capital loss was partially offset by a realized capital gain related to the sale of the $5.8 million Hanson second lien term loan. In the comparable 2015 period, we realized capital gains related to our investments in Spirit and Huff, which were partially offset by the expiration of our Myriant warrants.

Net Unrealized Appreciation (Depreciation) on Investments

Net unrealized appreciation or depreciation is the net change in the fair value of our investments during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.

Net Unrealized Appreciation (Depreciation) on Investments	For the three months ended September 30,		For the nine months ended September 30,
(in thousands, except per share data)	2016	2015	2016	2015

Control investments	$—	$(1,000)	$10,578	$(4,222)
Affiliate investments	(1,254)	170	(1,587)	1,258
Non-affiliate investments	(3,058)	(7,865)	(18,031)	(12,999)
Net unrealized appreciation (depreciation) on investments	$(4,312)	$(8,695)	$(9,040)	$(15,963)
Net unrealized appreciation (depreciation) on investments per common share	$(0.21)	$(0.43)	$(0.45)	$(0.78)

Control Investments

For the three months ended September 30, 2016, there was no change in the unrealized depreciation or appreciation of our investments. In the comparable 2015 period, the increase in net unrealized depreciation was due to a decrease in the fair value of our Contour Highwall Holdings, LLC, or Contour, investment of $1.0 million.

For the nine months ended September 30, 2016, the increase in net unrealized appreciation in our control investment was attributable to the reversal of unrealized depreciation, due to realization, on our investments in Contour. In the comparable 2015 period, we recognized net unrealized depreciation of $4.2 million which was primarily due to a decrease in the fair value of our Contour and Spirit investments of $3.3 million and $0.9 million, respectively.

Affiliate Investments

For the three months ended September 30, 2016, the increase in net unrealized depreciation on our affiliate investments was attributable to a decrease in the fair value of our investment in OCI. In the comparable 2015 period, we recognized net unrealized appreciation of $0.2 million due to an increase in the estimated fair value of our investment in OCI.

For the nine months ended September 30, 2016, the increase in net unrealized depreciation on our affiliate investments was attributable to a decrease in the fair value of our investment in OCI. In the comparable 2015 period, we recognized net unrealized appreciation of $1.3 million due to an increase in the estimated fair value of our investment in OCI.

Non-Affiliate Investments

For the three months ended September 30, 2016, the increase in net unrealized depreciation on our non-affiliate investments was primarily due to a decrease in the fair value of our investments in Castex of $5.4 million, ATP of $1.4 million and Shoreline of $0.5 million. This was partially offset by an increase in fair value of our investments in Talos Production LLC, or Talos, of $1.3 million, TIBCO of $0.9 million, Gramercy Park CLO Ltd., or Gramercy, of $0.6 million, Royal Adhesives, or Royal, of $0.6 million, Appriss Holdings, or Appriss, of $0.5 million and other investments totaling a net $0.4 million. In the comparable 2015 period, the increase in net unrealized depreciation was primarily due to a decrease in the fair value of our investments in Castex of $3.1 million, Talos of $2.3 million, ATP of $1.6 million, Gramercy of $0.6 million and other investments totaling a net of $0.7 million. This was partially offset by increases in fair value of our investments of $0.3 million.

For the nine months ended September 30, 2016, the increase in net unrealized depreciation on our non-affiliate investments was primarily due to a decrease in the fair value of our investments in Castex of $12.7 million and Shoreline of $9.1 million. This was partially offset by an increase in fair value of our investment in Appriss of $0.5 million, TIBCO of $0.5 million, Talos of $0.4 million, Berlin of $0.4 million, ATP of $0.3 million, Gramercy of $0.3 million and a reversal due to realization related to KOVA of $1.0 million. In the comparable 2015 period, we recognized net unrealized depreciation of $13.0 million primarily due to a decrease in the fair value of our investments in ATP of $6.4 million, Talos of $2.8 million, Castex of $1.9 million, Shoreline Energy, LLC of $1.6 million, and KOVA International, Inc. of $1.2 million. This was partially offset by increases in fair value of our investments in Hanson of $0.3 million and other investments totaling $0.4 million.

Net Decrease in Net Assets Resulting from Operations	For the three months ended September 30,		For the nine months ended September 30,
(in thousands, except per share data)	2016	2015	2016	2015

Net increase (decrease) in net assets resulting from operations	$(2,612)	$(6,647)	$(14,161)	$(9,016)
Net increase (decrease) in net assets resulting from operations per common share	$(0.13)	$(0.33)	$(0.70)	$(0.44)

For the three months ended September 30, 2016, the net increase in net assets resulting from operations compared to the three months ended September 30, 2015 is primarily attributable to the $4.4 million increase in unrealized gains on our investments, which was partially offset by the $0.4 million decrease in net investment income.

For the nine months ended September 30, 2016, the net decrease in net assets resulting from operations compared to the nine months ended September 30, 2015 is primarily attributable to the $1.9 million decrease in net investment income and $10.1 million decrease in net realized capital gains and losses, which was partially offset by the $7.0 million increase in unrealized losses on our investments, as described above.

Financial Condition, Liquidity and Capital Resources

At September 30, 2016, we had cash and cash equivalents totaling $2.9 million. Our portfolio may consist of temporary investments in U.S. Treasury Bills, repurchase agreements, money market funds or repurchase agreement-like treasury securities. These temporary investments with original maturities of 90 days or less are deemed cash equivalents and are included in the Consolidated Schedule of Investments. At the end of each fiscal quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which is dependent upon the composition of our total assets at quarter-end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions on a net cash basis after quarter-end, drawing down on an investment or credit facility, or utilizing repurchase agreements or other balance sheet transactions as are deemed appropriate for this purpose. These amounts are excluded from adjusted gross assets for purposes of computing the Investment Adviser's management fee.

During the nine months ended September 30, 2016, our increase of net cash provided by operating activities is primarily due to increased proceeds from redemptions or sale of investments in portfolio securities and decreased purchases of investments in portfolio securities. Proceeds from the realization of portfolio investments totaled $30.4 million during the nine months ended September 30, 2016, compared to $17.5 million during the comparable 2015 period. Purchases of portfolio investments totaled $1.8 million as compared to $48.7 million in the comparable 2015 period.

During the nine months ended September 30, 2016, we had net cash outflows from operations of $24.6 million, excluding net purchases and redemptions of portfolio investments, compared to $13.1 million net cash outflows during the comparable period of 2015. The lower amount of cash generated from operations during the nine months ended September 30, 2016 was primarily attributable to timing differences involving normal operational activity between the two periods and fluctuations in realized and unrealized gains (losses) on our portfolio investments.

Our increase of net cash used by financing activities is primarily due to increased paydown activity as compared to borrowing activity. During the nine months ended September 30, 2016, we paid cash distributions totaling $4.8 million, or $0.24 share, to our common stockholders. In 2016, we declared a third quarter distribution totaling $1.2 million, or $0.06 per share, which was paid in October 2016. We currently intend to continue to distribute, out of assets legally available for distribution and as determined by our Board of Directors, in the form of quarterly distributions, a minimum of 90% of our annual investment company taxable income to our stockholders.

Credit Facilities and Borrowings

We are party to a new Credit Agreement, dated September 9, 2016, with MidCap Financial, which replaced our existing Third Amended and Restated Revolving Credit Agreement (the "Investment Facility"), dated May 23, 2013, as amended. As of September 9, 2016, the size of the secured term loan credit facility (the "Credit Facility") was $56.5 million with a maturity date of March 9, 2018, which can be extended for a six-month period at our option. The initial proceeds of $40.5 million from the Credit Facility were used to pay off the $38.5 million outstanding balance on our previous Investment Facility, pay transaction expenses and provide balance sheet cash. The remaining $16.0 million consists of a delayed draw term loan, which is committed for one year, and is available to us to grow our investment portfolio and operate our business.
As of September 30, 2016, the total amount outstanding under the Credit Facility was $40.5 million with $16.0 million available to draw. The total amount outstanding on the Credit Facility is shown net of unamortized debt issuance costs of $1.7 million on our Consolidated Balance Sheet as of September 30, 2016. Substantially all of our assets, except our investments in U.S. Treasury Bills, are pledged as collateral for the obligations under the Credit Facility. The Credit Facility bears an interest rate of LIBOR plus 5.35% for Eurodollar Loans, subject to a 1% LIBOR floor, and Base Rate plus 4.35% for Base Rate Loans. As of September 30, 2016, the average interest rate on our outstanding balance of $40.5 million was 6.35%.
The Credit Facility contains affirmative and reporting covenants and certain financial ratio and restrictive covenants. We have complied with these covenants from the date of the new Credit Agreement through September 30, 2016, and had no existing defaults or events of default under the Credit Facility. The financial covenants, with terms as defined in the Credit Agreement, are:

•	maintain a Maximum Debt to Tangible Net Worth Ratio of not more than 0.80:1.00,

•	maintain at all times a Minimum Liquidity in the form of Cash or Cash Equivalents of at least $1.0 million,

•	maintain a Debt to Fair Market Value Ratio of not more than 0.50:1.00 at any time, and

•
maintain the Fair Market Value of Liquid Portfolio Investments as a percentage of outstanding aggregate principal balance to not be less than 80% through March 9, 2017, 90% through September 9, 2017 and 100% through March 9, 2018.

We were party to a $72.0 million Investment Facility, which went through a series of amendments to extend its maturity date and was paid down and extinguished on September 9, 2016. On May 9, 2016, we amended the Investment Facility to extend the maturity date from May 23, 2016 to July 29, 2016 (the "Extension"), and reduce the size of the Investment Facility from $72.0 million to $54.0 million. Under the Extension, we were required to use cash proceeds from any returns of capital on our portfolio investments to prepay our debt obligations under the Investment Facility. We were also permitted to accrue but were prohibited from paying management or incentive fees (excluding reimbursements to OHA for costs and expenses, or indemnification payments owed to OHA) to OHA under our Investment Advisory Agreement or Administration Agreement.
On July 28, 2016, we amended our existing Investment Facility to extend its maturity date from July 29, 2016 to September 15, 2016 (the “July Extension”). The July Extension contained substantially identical terms and conditions to the prior extension granted on May 9, 2016, but with the addition of the following: (i) a reduction of the size of the Investment Facility from $54.0 million to $42.3 million, reflecting the outstanding principal balance on July 26, 2016 and (ii) an increase in the margin rate applicable to Eurodollar Loans and Base Rate Loans to 5.25%.
As of December 31, 2015, the total amount outstanding under the Investment Facility was $72.0 million. Substantially all of our assets, except our investments in U.S. Treasury Bills, were pledged as collateral for the obligations under the Investment Facility. The Investment Facility bore interest, at our option, at either (i) LIBOR plus 3.25% to 4.75%, or (ii) the base rate plus 2.25% to 3.75%, both based on our amounts outstanding.

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
The Investment Facility and the Treasury Facility contained affirmative and reporting covenants and certain financial ratio and restrictive covenants. We have complied with these covenants throughout 2015 and the period ended September 9, 2016, and had no existing defaults or events of default under either facility. The most restrictive covenants, with terms as defined in the credit agreements, are (these restrictive covenants apply to both the Investment Facility and the Treasury Facility, unless otherwise noted):

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

On September 30, 2016, we purchased $55.0 million of U.S. Treasury bills and contemporaneously entered into a repurchase arrangement with Jefferies LLC, or Jefferies, to finance such purchase. Under the repurchase arrangement, we transferred $55.0 million of U.S. Treasury bills and $1.1 million of cash to Jefferies as collateral under the repurchase agreement. We repaid the amount borrowed under the repurchase agreement, and Jefferies returned to us the $1.1 million cash collateral, net of a $8 thousand financing fee, upon maturity of the U.S. Treasury bills on October 6, 2016. We account for the transfer of the U.S. Treasury bills under the repurchase agreement as a secured borrowing. As a result, the U.S. Treasury bills are recorded on our books as investments in U.S. Treasury bills, and the amount borrowed under the repurchase agreement is recorded as short-term debt at September 30, 2016.

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

Portfolio Credit Quality

At September 30, 2016, most of our portfolio investments were in negotiated, and often illiquid, securities of middle market businesses, with a concentration in the energy industry. As of September 30, 2016, we had certain investments related to three portfolio companies on non-accrual status with an aggregate cost and fair value of $57.5 million and $12.3 million, respectively. Our investments in Contour and Spirit were placed on non-accrual status during the fourth quarter of 2014. Effective July 1, 2015, ATP was placed on non-accrual status based on estimated future production payments, and income is recognized to the extent cash received. In March 2016, Shoreline management notified us that they would not make their April 2016 interest payment and as a result we placed our investment in Shoreline on non-accrual status in January 2016. Our portfolio investments at fair value were approximately 64.0% and 73.0% of the related cost basis as of September 30, 2016 and December 31, 2015, respectively.

Non-accruing and non-income producing investments	September 30, 2016		December 31, 2015
(in thousands)	Cost	Fair Value	Cost	Fair Value

Non-accruing investments
ATP Oil & Gas Corporation/Bennu Oil & Gas, LLC (non-accrual July 2015)	$27,845	$12,286	$27,709	$11,845
Shoreline Energy, LLC (non-accrual January 2016)	12,659	—	—	—
Contour Highwall Holdings, LLC (non-accrual October 2014)	—	—	11,578	1,000
Spirit Resources, LLC - Tranche A (non-accrual November 2014)	4,621	—	4,621	—
Spirit Resources, LLC - Tranche B (non-accrual March 2014)	4,409	—	4,409	—
Total non-accruing investments	49,534	12,286	48,317	12,845

Non-income producing investments
OHA/OCI Investments, LLC Class A Units	2,500	1,038	2,500	2,583
Spirit Resources, LLC preferred units	8,000	—	8,000	—
Total non-income producing investments	10,500	1,038	10,500	2,583
Total non-accruing and non-income producing investments	$60,034	$13,324	$58,817	$15,428

Contractual Obligations and Off-Balance Sheet Arrangements

The following table summarizes our contractual payment obligations at September 30, 2016 (in thousands):

Credit facilities(1)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Credit Facility	$40,500	$—	$40,500	$—	$—
Total	$40,500	$—	$40,500	$—	$—
(1) Excludes accrued interest amounts.

We are party to a new Credit Agreement, dated September 9, 2016, with MidCap Financial, which replaced our existing Third Amended and Restated Revolving Credit Agreement, dated May 23, 2013, as amended. As of September 9, 2016, the size of the secured term loan credit facility was $56.5 million with a maturity date of March 9, 2018, which can be extended for a six-month period at our option.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q (September 30, 2016), we performed an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2016, our disclosure controls and procedures were effective in providing reasonable assurance (i) that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) that such information is accumulated and communicated to management in a manner that allows timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No changes in internal control over financial reporting occurred during the quarter ended September 30, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act).

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The information set forth under the heading “Legal Proceedings” in Note 6 to our interim consolidated financial statements is incorporated herein by reference.

Item 1A. Risk Factors

During the nine months ended September 30, 2016, there were no material changes to the risk factors disclosed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The information set forth in Note 8 to our interim consolidated financial statements is incorporated herein by reference. There were no shares of common stock repurchased during the nine months ended September 30, 2016.

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

OHA INVESTMENT CORPORATION

Date:	November 14, 2016	By:	/s/ STEVEN T. WAYNE
Steven T. Wayne
President and Chief Executive Officer

Date:	November 14, 2016	By:	/s/ CORY E. GILBERT
Cory E. Gilbert
Chief Financial Officer and Treasurer

Index to Exhibits

Exhibit No.	Exhibit

10.22*	Custodial Agreement dated September 30, 2016, between OHA Investment Corporation and Wells Fargo Bank, National Association.
31.1*	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Executive Officer
31.2*	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Financial Officer
32.1**	Section 1350 Certification by the Chief Executive Officer
32.2**	Section 1350 Certification by the Chief Financial Officer
____________
*Filed herewith.
**Furnished herewith.