Form 10-K
period 2016-12-31
OHA Investment Corp
filed 2017-03-14
CIK 1297704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________

FORM 10-K
__________________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2016, the aggregate market value of common stock held by non-affiliates of the registrant based on the closing price on that date of $1.94 on the NASDAQ Global Select Market was approximately $37,550,623.

As of March 14, 2017, there were 20,172,392 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2017 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10 through 14 herein.

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
Item 1. Business
Introduction
OHA Investment Corporation
We are a specialty finance company with an investment objective to generate both current income and capital appreciation primarily through debt investments, some of which include equity components. We focus primarily on providing creative direct lending solutions to middle market private companies across industry sectors. Our investment activities are managed by OHA and supervised by our Board of Directors, the majority of whose members are independent of OHA and its affiliates.
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
The aggregate fair value of our investment portfolio at December 31, 2016 was $105.0 million, with such value comprised of 12 active portfolio investments. Under our previous investment advisor, we focused our investments primarily on small and mid-size companies engaged in the upstream sector of the energy industry, which includes businesses that find, develop and extract energy resources, including natural gas, crude oil and coal. Consequently, a significant portion of our current investment portfolio value is comprised of debt securities and other investments in upstream exploration and production companies engaged in the acquisition, development and production of oil and natural gas properties in and along the Gulf Coast and in the state and federal waters of the Gulf of Mexico.
Part of OHA’s investment strategy is to reduce our portfolio concentration in the energy industry and to diversify our portfolio with investments in debt securities of U.S. private and small public middle market companies across industry sectors. Since September 30, 2014, we have made a total of 13 new investments in portfolio companies with a principal amount of $121.3 million (total cost of $117.5 million) and realized six of these investments with a principal amount of $60.6 million. Primarily as a result of these new investments, net of realizations, and write-downs of legacy energy investments, the concentration of our investment portfolio in the energy sector decreased to 38% at December 31, 2016.
Our historical focus and current concentration in the energy sector causes our portfolio to be particularly influenced by commodity prices for oil and natural gas, which experienced significant volatility in 2016 as the sector responded to changes in supply and demand, the weather, and uncertainty regarding production volumes. Brent crude prices in 2016 averaged $45 per barrel, down by $8 per barrel from 2015. West Texas Intermediate (WTI) crude oil prices averaged $43 per barrel, down by $5 per barrel from 2015. U.S. natural gas prices averaged $2.55 per million British thermal units (BTU) at Henry Hub, the U.S. national benchmark, down from $2.63 per million BTU in 2015. Although average prices were lower in 2016, Brent crude and WTI ended the year at $54 per barrel and $57 per barrel, respectively. Natural gas prices were also higher at the end of 2016, rising to $3.72 per million BTU at December 31, 2016, however prices have dropped to around $3.00 per million BTU in the first quarter of 2017. Further decline or increased volatility in the energy markets, particularly in North America, will negatively impact the values of our energy-related investments and, in turn, our net asset value. These factors may also extend the holding period for such investments, thus impacting our ability to reduce the concentration of energy investments in our portfolio. See “Item 1A. Risk Factors — Risk Factors Related to Our Investments” for further discussion regarding the decline in oil and natural gas prices and other risks related to the energy industry.

Our Investment Advisor
OHA is a leading independent investment firm specializing in direct lending, high yield bonds, leveraged loans, distressed investments, mortgage strategies and corporate structured products. With approximately $29.8 billion of capital under management as of December 2016, OHA employs a fundamental value-oriented strategy focused on credit analysis, relative value analysis, risk-adjusted return generation, loss avoidance and active risk management that has been in place for more than two decades. OHA has substantial experience in direct lending, having invested approximately $4.1 billion in over 125 direct lending investments over the past 14 years. Headquartered in New York, OHA employs more than 270 people located in seven offices, and has been registered as an investment adviser under the Advisers Act since 2004.
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
In originating assets, OHA employs multiple channels and leverages the extensive relationships of the broader OHA platform. OHA’s decision to select an investment for our portfolio stems directly from OHA’s long-established investment approach, which focuses on intensive credit analysis, relative value analysis, risk-adjusted return generation and loss avoidance. As part of this process, OHA continuously looks to originate new ideas, perform due diligence on these opportunities and execute on those investments that meet OHA’s investment criteria. OHA has extensive direct lending experience spanning several credit cycles. Since 2002, OHA has originated and invested in approximately $4.1 billion of middle market private capital investments composed of more than 125 transactions.
BDCs generally are not permitted to co-invest on a concurrent basis with certain affiliated entities in the absence of an exemptive order from the U.S. Securities and Exchange Commission, or the SEC. However, BDCs are permitted to and may simultaneously co-invest in transactions where price is the only negotiated point. In an order dated April 25, 2016, the SEC granted exemptive relief permitting us, subject to the satisfaction of certain conditions, to co-invest in certain investment transactions with certain OHA affiliates where terms other than price are negotiated. We believe this relief will enhance our ability to further our investment objectives and strategy and may also increase favorable investment opportunities for us, in part, by allowing us to participate in larger investments, together with our co-investment affiliates, than would be available to us if such relief had not been obtained. However, there can be no assurance that such exemptive relief will permit us to fully achieve these goals.
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
Valuation Process
The majority of our investments are in securities for which market quotations are unavailable, or which have various degrees of restrictions on liquidity. We account for all of the assets in our portfolio at fair value, following the provisions of the Financial Accounting Standards Board Accounting Standards Codification “Fair Value Measurements and Disclosures,” or ASC 820. Our Board of Directors determines the fair value of each investment in our portfolio on a quarterly basis, as generally described below.

•	Investment Team Valuation. The investment professionals of OHA prepare fair value recommendations for each investment.

•	Investment Team Valuation Documentation. The investment team documents and discusses its preliminary fair value recommendations with the investment committee and senior management of OHA.

•
Third Party Valuation Activity.  We may, at our discretion, retain an independent valuation firm to review any or all of the valuation analyses and fair value recommendations provided by the OHA investment team. As of December 31, 2016, our general practice is that we have an independent valuation firm review all Level 3 investments (those whose value is determined using significant unobservable inputs) with recommended fair values in excess of $10 million on a quarterly basis, and review all Level 3 investments with recommended fair values greater than zero at least annually.

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
Employees
We do not have any direct employees, and our day-to-day investment operations are managed by OHA. Our principal officers are our chief executive officer, our chief financial officer and our chief compliance officer. In addition to the chief financial officer, we have two other OHA employees dedicated full time to our operations. All of these individuals are employees of OHA. Our allocable portion of the cost of our officers and their staffs is paid by us pursuant to the Administration Agreement. The services necessary for the origination, monitoring and administration of our investment portfolio are provided by investment professionals employed by OHA.
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
We are generally not permitted to issue and sell our common stock at a price below net asset value per share. We may, however, issue and sell shares of our common stock at a price below net asset value per share if (i) our Board of Directors determines that such sale is in our best interests and the best interests of our stockholders, and (ii) our stockholders have approved our policy and practice of making such sales within the preceding 12 months. In any such case, the price at which our common stock is to be issued and sold may not be less than a price which, in the determination of our Board of Directors, closely approximates the market value of such securities. We may repurchase our shares subject to the restrictions of the 1940 Act and our existing credit agreement.
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
1.Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions):

a.
is an eligible portfolio company, or from any person who is, or has been during the preceding thirteen months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. The 1940 Act defines an eligible portfolio company as any issuer that:

i.is organized under the laws of, and has its principal place of business in, the United States;
ii.is not an investment company (other than a small business investment company, or SBIC, wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and
iii.does not have any class of securities listed on a national securities exchange

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

ii.we are one of the 20 largest holders of such issuer’s outstanding voting securities; or;

c.
is a company that meets the requirements of (a)(i) and (ii) above, but is not an eligible portfolio company because it has issued a class of securities on a national securities exchange, if the aggregate market value of such company’s outstanding voting and non-voting common equity is less than $250 million.

2.Securities of any eligible portfolio company that we control.

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
Proxy Voting Policies and Procedures
While the majority of our investments are in debt securities, we may occasionally hold investments in publicly-traded equity securities. We have delegated our proxy voting responsibility to OHA. The proxy voting policies and procedures of OHA are set forth below. The guidelines are reviewed periodically by OHA and, accordingly, are subject to change.
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
Investment Advisory Agreement
Management Services
OHA manages our investments and business pursuant to the Investment Advisory Agreement. The Investment Advisory Agreement was most recently approved by our Board of Directors, a majority of whose members are not “interested” persons (as defined in the 1940 Act) of us, on August 2, 2016.
In determining to reapprove the Investment Advisory Agreement, our Board of Directors requested information from OHA that enabled it to evaluate a number of factors relevant to its determination. These factors included:

•	information regarding the nature and quality of the advisory services rendered by OHA;

•	our performance;

•	the experience and qualifications of the personnel providing services to us;

•
the current fee structure under the Investment Advisory Agreement, which was not proposed to be changed, and our current and anticipated expense ratio in relation to those of other BDCs with comparable investment policies and limitations, which the Board of Directors believed to be comparable to such other peer BDCs;

•
the absence of breakpoints in the fee structure, and the fact that due to our small asset size, OHA had not experienced to date any economies of scale in connection with its management of our investments and business;

•	the fees charged by OHA to its similar clients, which the Board of Directors did not believe to be a relevant consideration, as we are the sole BDC managed by OHA;

•	the direct and indirect costs incurred by OHA in performing services for us and the basis of determining and allocating such costs; and

•	any other possible benefits to OHA arising from its relationship with us.
Based on the information reviewed and the considerations detailed above, our Board of Directors, including all of our directors who are not interested persons of us or OHA, concluded that the investment advisory fee rate and terms are fair and reasonable in relation to the services provided and reapproved the Investment Advisory Agreement as being in the best interests of our stockholders.
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
Administration Agreement
Under the Administration Agreement, OHA furnishes us with certain administrative services, personnel and facilities. The Administration Agreement was most recently approved by our Board of Directors on August 2, 2016. Payments under the Administration Agreement will be equal to our allocable portion of OHA’s overhead in performing its obligations under the Administration Agreement, including all administrative services necessary for our operation and the conduct of our business. The aggregate amount of certain costs and expenses payable by us under the Investment Advisory Agreement and the Administration Agreement for the period from October 1, 2014 to September 30, 2015 shall not exceed $2.5 million (the “Cap”); provided that, generally speaking, interest expense and bank fees, management and incentive fees, legal and professional fees, insurance expenses, taxes and costs related to the change in investment advisor are not subject to the Cap. The Administration Agreement may be terminated at any time, without penalty, by a vote of our Board of Directors or by OHA upon 60 days’ written notice to the other party.
Corporate Information
We are a Maryland corporation organized in July 2004, and we completed our initial public offering in November 2004. Our principal executive office is located at 1114 Avenue of the Americas, 27th floor, New York, New York 10036, and our telephone number is (212) 852-1900. We believe our office facilities are suitable and adequate for our operations as currently conducted and contemplated. Our corporate website is www.ohainvestmentcorporation.com. We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after we electronically file or furnish such material to the SEC. This document includes our website address as an inactive textual reference only, and we do not incorporate the information contained on our website into this Form 10-K.
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

A significant portion of our portfolio is invested in energy-related businesses. The energy industry has been in a period of disruption and volatility that has been characterized by a decline in oil and natural gas prices and production levels which remain at depressed levels. This disruption and volatility has adversely affected the credit quality and, in some cases, the fair value, of our energy-related investments and impaired the financial condition of the underlying businesses. A prolonged continuation of low oil and natural gas prices and production levels or further declines would likely further significantly affect the business, financial condition, results of operations and cash flows of these businesses and might impair their ability to meet financial commitments to us or to satisfy financial or operating covenants imposed by us or other lenders, which, in turn, could negatively affect our financial condition and results of operations.

In connection with certain bankruptcy proceedings, Bennu Oil & Gas, LLC, the successor in title to ATP Oil & Gas Corporation (“Bennu”) shut down production on the Titan Production Facility (“Titan”) for production with respect to the Telemark field in which we have a limited term royalty interest (“ORRI”) and shut-in all related wells (to the extent such wells were still producing). As a result, production payments on our ORRI have ceased. The Telemark leases and our ORRI are dependent on continued production from the Telemark field. As a result of Bennu's Chapter 7 bankruptcy, it is unclear whether production will continue. If production payments do not resume, we will not recover our full investment in the ORRIs. In addition, certain amounts received by us with respect to the ORRIs remain subject to disgorgement in connection with the ATP litigation, which may adversely affect both our recovery, if any, and our expected return.
In 2011 and 2012, we purchased from ATP Oil & Gas Corporation/(predecessor in title to Bennu), limited-term ORRIs in certain offshore oil and gas producing properties operated by Bennu in the Gulf of Mexico. Under this arrangement, we purchased the right to portions (ranging from 5.0% to 10.8%) of the monthly production proceeds from oil and gas properties known as the Gomez and Telemark properties. The terms of the ORRIs provide that they will terminate after we receive payments that equal our investment in the ORRIs plus a time-value factor that is calculated at a rate of 13.2% per annum.
On November 30, 2016, Bennu filed bankruptcy under Chapter 7 of the U.S. Bankruptcy Code. Bennu is the ultimate parent of Titan, the owner of the floating production platform in the Gulf of Mexico utilized by Bennu for production with respect to the Telemark field in which we have an ORRI. Titan went into involuntary Chapter 11 bankruptcy in September 2016. In November 2016, Bennu shut down production on the Titan platform and shut-in all related wells in anticipation of the Chapter 7 bankruptcy filing. The last monthly production payment we received was with respect to September 2016 production. While production continued for the month of October and a portion of November, it is likely that we will not receive payments with respect to those months. Our ORRI is dependent on continued production from the Telemark field. By law, the leases on the Telemark field will expire 180 days from the date of last production unless production is resumed or a party requests and the government grants a deferral of the requirement to produce. It is unclear whether Bennu or the Chapter 7 trustee will seek or receive such deferral. It is also unclear whether a party will emerge from the Chapter 7 bankruptcy that will continue production. If production payments do not resume, we will not recover our full investment in the ORRIs.
Please refer to “Item 3. Legal Proceedings” for further discussion of the ATP litigation. As of December 31, 2016, our unrecovered investment was $31.1 million, and we had received aggregate production payments of $37.5 million subject to a disgorgement agreement. In addition, as of December 31, 2016, we had incurred legal and consulting fees totaling $5.9 million in connection with the enforcement of our rights under the ORRIs, $5.4 million of which has been added to the unrecovered investment balance under the terms of the ORRI agreements.
Payments not made on the ORRIs for two months of pre-petition production have been delayed, thus extending the time for termination of the ORRI, and may never be made in full. It is also possible that our rights to payments for post-petition production, as well as post-petition payments actually received, could be delayed subject to disgorgement in the bankruptcy proceedings or otherwise adversely affected in ATP’s bankruptcy proceedings, which would adversely affect both our recovery, if any, and our expected return.
Our investment in Castex Energy 2005, LP is subject to a number of associated risks. These include the likelihood that Castex will continue to pay us payment-in-kind, or PIK, rather than cash dividends, which will adversely affect our liquidity and the possibility that the entity through which Castex produces and develops oil and natural gas may undergo a restructuring, asset sale or other transaction that may adversely affect the fair value of our investment in Castex
Our largest investment at December 31, 2016 was a redeemable preferred LP interest in Castex Energy 2005, LP, an oil & natural gas production and development company.  Due primarily to the decline in oil and natural gas prices, and pursuant to Castex’s contractual right under its investment agreement with us, this investment has paid PIK rather than cash dividends since July 2015 (and such PIK dividend amounts are added to the principal balance of the investment the month following quarter end) and we expect the company to continue to pay us in PIK in the foreseeable future.  As discussed above, when we accrue the quarterly dividends, we recognize investment income for GAAP and tax purposes without receiving cash representing such income. If, as we anticipate, Castex continues to pay PIK dividends due to insufficient projected cash flows, our liquidity will be adversely affected, and we may have greater difficulty meeting our RIC tax requirement to distribute at a minimum 90% of our net ordinary taxable income and realized net short-term capital gains in excess of realized net long-term capital losses, if any.  This difficulty is exacerbated by the size of our investment in Castex, whose fair value represents 20% of our total assets at December 31, 2016. Given its size in our portfolio, income from our investment in Castex represents a substantial portion of our annual expected income. We note that the fair value of our investment in Castex decreased from $43.9 million at December 31, 2015 to $32.9 million at December 31, 2016; however, we have not placed this investment on non-accrual status. In addition, the entity through which Castex produces and develops oil and natural gas may undergo a restructuring, asset sale, or other transaction that could adversely affect the fair value of our investment in Castex, and our expected return. There is no guarantee that the outcome of such a transaction would be favorable to us, or would enhance the value of our preferred LP interest. We are subject to the risk that Castex may make business decisions with which we disagree, and that the management may take risks or otherwise act in ways that are adverse to our interests.
Our investment in OCI Holdings, LLC (“OCI”) is subject to risks resulting from Medicare reimbursement rate reductions in the state of Texas that have had a negative impact on OCI’s earnings and cash flow, and the possibility that such reductions may not be rescinded.
OCI’s business as a home health provider of pediatric services to Medicaid patients in Texas has been negatively impacted by Medicaid reimbursement rate reductions implemented by the state of Texas effective December 15, 2016. Even prior to the implementation of these reductions, OCI experienced pressures on rates in certain parts of their business and reductions in visit volumes. Advocacy groups continue to challenge the Medicare reimbursement rate reductions and are asking the Texas Legislature to restore funding in its upcoming legislative session. However, there is no guarantee that the Texas Legislature will do so. Therefore, the long-term impact to OCI remains uncertain. These developments have had, and may continue to have, a negative impact on the fair value of our subordinated note and Class A units, which totaled $17.2 million, representing 16.3% of the total fair value of our portfolio investments as of December 31, 2016.
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
Production Risk.  The volume of crude oil, natural gas or other energy commodities available for producing, transporting, processing, storing, distributing or generating power may materially impact the cash flows and profitability of energy companies. A significant decrease in the production of crude oil, natural gas or other energy commodities, due to the decline of production from existing facilities, depressed commodity prices, political events, OPEC actions or otherwise, could reduce revenue and operating income or increase operating costs of energy companies and, therefore, their ability to service debt or pay dividends. Similarly, the excess production of crude oil, natural gas or other energy commodities may result in the decline in the prices of these commodities, which could negatively impact the results of operations and financial condition of operating companies.
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
Disruption and instability in U.S. or global capital markets could materially and adversely affect our business.
The U.S. and global capital markets experienced extreme volatility and disruption during the economic downturn that began in mid-2007, and the U.S. economy was in a recession for several consecutive calendar quarters during the same period. In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt, which created concerns about the ability of certain nations to continue to service their sovereign debt obligations. More recently, the implications of the United Kingdom’s referendum decision to the European Union (“Brexit”) and the policies of the new U.S. presidential administration remain unclear. These market and economic disruptions affected, and these and other similar market and economic disruptions may in the future affect, the U.S. capital markets, which could adversely affect our business and that of our portfolio companies, and have reduced the availability of debt and equity capital for the market as a whole and to financial firms, in particular. At various times, these disruptions resulted in, and may in the future result, increased spreads between the yields realized on riskier debt securities and those realized on securities perceived to be risk-free, a lack of liquidity in parts of the debt capital markets, significant write-offs in the financial services sector and the repricing of credit risk. These conditions may reoccur for a prolonged period of time again or materially worsen in the future, including as a result of U.S. government shutdowns or further downgrades to the U.S. government’s sovereign credit rating or the perceived credit worthiness of the United States or other large global economies. Unfavorable economic conditions, including future recessions, also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. We may in the future have difficulty accessing debt and equity capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may cause us to reduce the volume of loans we originate and/or fund, adversely affect the value of our portfolio investments or otherwise have a material adverse effect on our business, financial condition and results of operations.
Our investments are risky and highly speculative.
We invest primarily in senior and junior secured, unsecured and subordinated loans and preferred stock of U.S. private and public middle market companies. However, we may also invest in equity, distressed debt and other assets.
Senior Secured Loans.  When we make a senior secured debt investment in a portfolio company, we generally take a security interest in the available assets of the portfolio company, including the equity interests of its subsidiaries, which we expect to help mitigate the risk that we will not be repaid. However, there is a risk that the collateral securing our investment may decrease in value over time, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. In some circumstances, our lien could be subordinated to claims of other creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the loan. Consequently, the fact that an investment is secured does not guarantee that we will receive principal and interest payments according to the contractual terms, or at all, or that we will be able to collect on the investment should we enforce our remedies.
Junior Secured Debt.  Junior secured debt investments are secured debt investments (including second lien loans) that rank after senior secured debt in priority of payment. As other creditors may rank senior to any junior secured debt held by us in the event of insolvency, junior secured debt may have an above average amount of risk and volatility or loss of principal.
Unsecured Debt. Unsecured debt investments do not benefit from a security interest in the assets of the portfolio company. As such, in the event of insolvency, any secured creditors of the portfolio company would have priority over us with respect to the proceeds from the sale of such company’s assets and the proceeds from such sale may not be sufficient to repay our debt.
Subordinated Debt. Subordinated debt investments are debt investments in which the holder has contractually agreed to be subordinated to other creditors. As such, in the event of insolvency, any creditor with a security interest or who ranks senior to the subordinated debt under the agreement governing the debt, including certain unsecured creditors, would have priority over us with respect to the proceeds from the sale of the portfolio company’s assets, and the proceeds from such sale may not be sufficient to repay our debt.
Preferred Stock and Other Equity Investments.  We may invest directly in the equity securities of portfolio companies. In addition, when we invest in loans and other debt securities, we may acquire common or preferred equity securities as well. Our goal is generally to exit such equity interests and realize gains upon our disposition of interests. However, the equity interests we receive may not appreciate in value and may end up declining in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. Our largest investment at December 31, 2016 was a preferred participating interest in Castex Energy 2005, LP, in which the fair value of our investment was $32.9 million at December 31, 2016.
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

Our portfolio is concentrated in a limited number of portfolio companies and industries (and is currently concentrated in the energy industry), which will subject us to a risk of significant loss if any of these companies performs poorly or defaults on its obligations under any of its debt instruments or if there is a downturn in a particular industry.
We are classified as a non-diversified management investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. Beyond the asset diversification requirements associated with our qualification as a RIC under Subchapter M of the Code, we do not have fixed guidelines for diversification. Our portfolio is currently concentrated in a limited number of portfolio companies. For example, as of December 31, 2016, a single portfolio company, Castex Energy 2005, LP, and a single industry segment, Oil & Natural Gas Production and Development, represented 31% and 38% of our portfolio investments (excludes $40.0 million of our investments in U.S. Treasury Bills) at fair value, respectively. As a result, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, a downturn in any particular industry, such as the energy industry, in which we are invested could also significantly impact our net asset value and the aggregate returns we realize.
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
We have invested a portion of our capital in second lien, subordinated and unsecured debt securities issued by our portfolio companies and intend to continue to do so in the future. Such portfolio companies usually have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt securities in which we invest. Such subordinated investments are subject to greater risk of default than senior obligations as a result of adverse changes in the financial condition of the obliger or in general economic conditions. If we make a subordinated investment in a portfolio company, the portfolio company may be highly leveraged, and its relatively high debt-to-equity ratio may create increased risks that its operations might not generate sufficient cash flow to service all of its debt obligations. By their terms, senior debt instruments may provide that the holders are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments in respect of the debt securities in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying senior creditors, the portfolio company may not have any remaining assets to use for repaying its obligation to us where we are junior creditor. In the case of debt ranking equally with debt securities in which we invest, we would have to share any distributions on an equal and ratable basis with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.
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
Our portfolio companies may be unable to repay or refinance outstanding principal on their loans at or prior to maturity. This risk and the risk of default is increased to the extent that the loan documents do not require the portfolio companies to pay down the outstanding principal of such debt prior to maturity. In addition, if general interest rates rise, there is a risk that our portfolio companies will be unable to pay escalating interest amounts, which could result in a default under our investment. Rising interest rates could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. Any failure of one or more of our portfolio companies to repay or refinance its debt at or prior to maturity or the inability of one or more portfolio companies to make ongoing payments, including as a result of an increase in contractual interest rates, could have a material adverse effect on our business, financial condition and results of operations.
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
Courts may apply the doctrine of equitable subordination to subordinate the claim or lien of a lender against a borrower to claims or liens of other creditors of the borrower, when the lender or its affiliates is found to have engaged in unfair, inequitable or fraudulent conduct. The courts have also applied the doctrine of equitable subordination when a lender or its affiliates is found to have exerted inappropriate control over the borrower, including control resulting from the ownership of equity interests in a client. We have in the past made, and from time to time in the future make, direct equity investments or received warrants in connection with loans. Payments on one or more of our loans, particularly a loan to a borrower in which we also hold an equity interest, may be subject to claims of equitable subordination. If we were deemed to have the ability to control or otherwise exercise influence over the business and affairs of one or more of our portfolio companies (including through the provision of managerial assistance to that portfolio company) resulting in economic hardship to other creditors of that company, this control or influence may constitute grounds for equitable subordination and a court may treat one or more of our secured loans as if it were unsecured or common equity in the portfolio company. In that case, if the portfolio company were to liquidate, we would be entitled to repayment of our loan on a pro-rata basis with other unsecured debt or, if the effect of subordination was to place us at the level of common equity, then on an equal basis with other holders of the portfolio company’s common equity only after all of its obligations relating to its debt and preferred securities had been satisfied.
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
Two of our portfolio companies, Bennu and Shoreline Energy, LLC, are currently involved in bankruptcy proceedings.
We make loans that include PIK interest or dividends or accretion of original issue discount provisions, which could increase the risk of default by our portfolio companies.
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
We are currently invested, and may in the future invest, in the subordinated debt or equity of CLOs, which involves a number of significant risks. Generally, there may be less information available to us regarding the underlying debt investments held by CLOs than if we had invested directly in the debt of the underlying companies. As a result, our stockholders will not know the details of the underlying securities of the CLOs in which we invest.
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
In addition to the general risks associated with investing in debt securities, CLOs carry additional risks, including: (i) the possibility that distributions from the underlying loans will not be adequate to make interest or other payments; (ii) the quality of the underlying loans may decline in value or default; and (iii) the complex structure of the security may not be fully understood at the time of investment and may produce disputes with the CLO or unexpected investment results. CLO securities are typically privately offered and thinly traded. Further, our investments in the subordinated debt or equity of a CLO will be subordinate to the senior debt securities of such CLO. We held one investment in a CLO, Gramercy Park CLO, Ltd., with a fair value of $1.8 million, which represents 2% of our portfolio investments, as of December 31, 2016.
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
The conditions and overall strength of the international, national and regional economies, including interest rate fluctuations, changes in capital markets and changes in the prices of their primary commodities and products, generally affects our portfolio companies. These factors could adversely impact the results of operations of our portfolio companies.
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
OHA had not managed a BDC prior to September 30, 2014, and the investment philosophy and techniques used by OHA and its investment professionals to manage us may differ from the investment philosophy and techniques employed by our previous investment advisor and its investment professionals. In addition, the 1940 Act imposes numerous constraints on the operations of BDCs that do not apply to the other types of investment vehicles managed by OHA. For example, under the 1940 Act, BDCs are generally required to invest at least 70% of their total assets primarily in securities of qualifying U.S. private or small capitalization companies. OHA’s lack of experience in managing a portfolio of assets under these specific constraints may hinder our ability to take advantage of attractive investment opportunities and, as a result, achieve our investment objectives. As a result, an investment in shares of our common stock may entail more risk than the shares of common stock of a comparable company with an investment advisor with more experience in managing a BDC.
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
BDCs generally are not permitted to co-invest on a concurrent basis with certain affiliated entities in the absence of an exemptive order from the U.S. Securities and Exchange Commission, or the SEC. However, BDCs are permitted to and may simultaneously co-invest in transactions where price is the only negotiated point. In an order dated April 25, 2016, the SEC granted exemptive relief permitting us, subject to the satisfaction of certain conditions, to co-invest in certain investment transactions with certain OHA affiliates where terms other than price are negotiated. We believe this relief will enhance our ability to further our investment objectives and strategy and may also increase favorable investment opportunities for us, in part, by allowing us to participate in larger investments, together with our co-investment affiliates, than would be available to us if such relief had not been obtained. However, there can be no assurance that such exemptive relief will permit us to fully achieve these goals.
OHA’s investment allocation policy is also designed to manage and mitigate conflicts of interest associated with the allocation of investment opportunities if we are able to co-invest, either pursuant to SEC interpretive positions or our exemptive order, with other funds managed by OHA or its affiliates. Under the investment allocation policy, if we are permitted to co-invest pursuant to an exemptive order, co-investments would be allocated pursuant to the conditions of the exemptive order.
Generally, for any initial allocation of a purchase under the investment allocation policy, if we are able to co-invest pursuant to SEC interpretive positions, a portion of each opportunity that is appropriate for us and any affiliated fund will be offered to us and such other affiliated fund and other participating portfolios as determined by OHA based on two inputs: (i) available capital (which includes available cash, unfunded capital commitments and, at the discretion of OHA, leverage) and (ii) maximum issuer or asset class concentration sizes (which is determined at the discretion of OHA, taking into consideration account investment guidelines and other factors). Other factors may be considered, including but not limited to account size and diversification. Initial trade allocations may be adjusted by OHA in making a final allocation determination, including in cases where OHA is limited in its ability to allocate across all accounts. The outcome of any allocation determination may result in the allocation of all or none of an investment opportunity to us, and there can be no assurance that we will have an opportunity to participate in certain investments that fall within our investment objectives.
Based on the foregoing methodology, accounts with higher available capital than we have will generally have a higher initial allocation percentage to an investment. Likewise, an account with a larger maximum issuer or relevant asset class concentration size than we are permitted to have under the 1940 Act or other applicable law will generally have a higher initial allocation percentage to an investment.
OHA seeks to treat all clients fairly and equitably such that none receive preferential treatment over the others over time, in a manner consistent with its fiduciary duty to each of them; however, in some instances, especially in instances of limited liquidity, the factors may not result in allocations or may result in situations where certain funds receive allocations where others do not.
In addition, because we expect to make investments alongside other investment funds, accounts and other investment vehicles managed by OHA, consistent with existing regulatory guidance and OHA’s allocation procedures, we may subsequently be prohibited by the 1940 Act from re-negotiating the terms of such co-investments, including with respect to granting loan waivers or concessions or in connection with a restructuring, reorganization or similar transaction involving the portfolio company, to the extent that other investment funds, accounts or other investment vehicles managed by OHA continue to hold such investments at the time. As a result, we may have to sell such investments at such time in order to avoid violating the 1940 Act or otherwise not participate in the re-negotiation of the terms of such co-investments, which may result in investment losses or lost opportunities to generate additional income, or may otherwise negatively impact us.
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
Failure to extend our Credit Facility could also have a material adverse effect on our results of operations and financial position and our ability to pay expenses and make distributions.
We entered into a Credit Agreement (the "Credit Facility") with Midcap Financial Trust, as administrative agent. The Credit Facility is currently scheduled to mature on March 9, 2018 and can be extended for a six month period at our option, subject to certain conditions. If the participating lenders do not renew or extend the Credit Facility, we will not be able to make further borrowings under the current Credit Facility after such date and the outstanding principal balance on that date will be due and payable. If we are unable to extend our current Credit Facility or find a new source of borrowing on acceptable terms, we will be required to pay down the amounts outstanding under the current Credit Facility through one or more of the following: (1) available cash balances, (2) principal collections on our securities pledged under the facility, (3) at our option, interest collections on our securities pledged under the facility, or (4) possible liquidation of some or all of our loans and other assets, any of which could have a material adverse effect on our results of operations and financial position and may force us to decrease or stop paying certain expenses and making distributions to stockholders until the facility is repaid. In addition, our stock price could decline significantly, we would be restricted in our ability to acquire new investments. and our independent registered public accounting firm could raise an issue as to our ability to continue as a going concern.
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
Under the provisions of the 1940 Act, we are permitted, as a BDC, to issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test and, as a result, we will be limited in our ability to use debt capital to finance our operations. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders. Furthermore, as a result of issuing senior securities, we would also be exposed to typical risks associated with leverage, including an increased risk of loss. As of December 31, 2016, we had $40.5 million outstanding and $16.0 million availability for borrowing under the Credit Facility.
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
The use of leverage magnifies the potential for loss on amounts invested and, therefore, increases the risks associated with investing in our securities. We currently borrow under our $56.5 million Credit Facility. As of December 31, 2016, we had $40.5 million outstanding under the Credit Facility. We may borrow from and issue senior debt securities to banks, insurance companies and other lenders in the future. Lenders of these senior securities, including the Credit Facility, will have fixed dollar claims on our assets that are superior to the claims of our stockholders, and we would expect such lenders to seek recovery against our assets in the event of a default. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could also negatively affect our ability to make distribution payments on our common stock. Leverage is generally considered a speculative investment technique. Our ability to service any debt that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, as the management fee payable to OHA is payable based on our gross assets, including those assets acquired through the use of leverage, OHA has a financial incentive to incur leverage which may not be consistent with our stockholders’ interests. In addition, our stockholders bear the burden of any increase in our expenses as a result of leverage, including any increase in the management fee payable to OHA. The amount of leverage that we employ depends on OHA’s and our Board of Directors’ assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us.
The following table illustrates the effect of leverage on returns from an investment in our common stock as of December 31, 2016, assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

Assumed Return on Our Portfolio (Net of Expenses)	-10%	-5%	0	5%	10%

Corresponding return to common stockholder (1)	-23%	-16%	-9%	-3%	3%
(1)Assumes $162.9 million in total assets, $40.5 million in debt outstanding and $80.5 million in net assets as of December 31, 2016 and a weighted average interest rate of 6.98% as of December 31, 2016.

Based on our outstanding indebtedness of $40.5 million as of December 31, 2016 and the weighted average interest rate of 6.98% as of that date, our investment portfolio would have been required to experience an annual return of at least 2.7% to cover annual interest payments on the outstanding debt.
Substantially all of our assets are subject to security interests under the Credit Facility, and if we default on our obligations under the Credit Facility, we may suffer adverse consequences, including foreclosure on our assets.
As of December 31, 2016, substantially all of our assets were pledged as collateral under the Credit Facility. If we default on our obligations under this facility, the lenders may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests or their superior claim. In such event, we may be forced to sell our investments to raise funds to repay our outstanding borrowings in order to avoid foreclosure and these forced sales may be at times and at prices we would not consider advantageous. Moreover, such deleveraging of our company could significantly impair our ability to effectively operate our business in the manner in which we have historically operated. As a result, we could be forced to curtail or cease new investment activities and lower or eliminate the dividends that we have historically paid to our stockholders.
It is likely that the terms of any current or future long-term credit facility we may enter into in the future could constrain our ability to grow our business.

Under the Credit Facility and our other borrowings, current lenders have, and any future lender or lenders may have, fixed dollar claims on our assets that are senior to the claims of our stockholders and, thus, will have a preference over our stockholders with respect to our assets in the collateral pool.
Our Credit Facility and borrowings also subject us to various financial and operating covenants. For example, the Credit Facility requires us to maintain debt to tangible net worth ratio, as defined in the credit agreement, of not more than 0:80 to 1.00 as determined on the last day of the month. If this ratio exceeds 0:80 to 1.00, we may not be able to incur additional debt, which could have a material adverse effect on our operations, and we may not be able to make distributions to our stockholders. Future credit facilities and borrowings will likely subject us to similar or additional covenants.
The Credit Facility generally contains customary default provisions such as a debt to tangible net worth ratio, debt to fair market value ratio and a restriction on changing our business. An event of default under the Credit Facility would likely result in, among other things, termination of the availability of further funds under the Credit Facility and accelerated maturity dates for all amounts outstanding under the Credit Facility, which would likely disrupt our business and, potentially, the business of the portfolio companies whose loans we finance through the Credit Facility. This could reduce our revenues and, by delaying any cash payment allowed to us under the Credit Facility until the lenders have been paid in full, reduce our liquidity and cash flow and impair our ability to grow our business and maintain our status as a RIC.
We are exposed to risks associated with changes in interest rates.
Since we borrow money to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, a significant change in market interest rates may have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds would increase, except to the extent we issue fixed rate debt or preferred stock, which could reduce our net investment income. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act.
In addition, a rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments over time. Interest rate fluctuations may have a substantial negative impact on our investments, the value of our common stock and our rate of return on invested capital. A reduction in the interest rates on new investments relative to interest rates on current investments or a reduction in the spread between the interest rates on our investments and the interest rates payable on our borrowings could have an adverse impact on our net investment income. In addition, a rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments over time. There is a risk that the portfolio companies in which we hold floating rate debt investments will be unable to pay escalating interest amounts if general interest rates rise, resulting in a default under our investment. In addition, increasing payment obligations under floating rate loans may cause our portfolio companies to refinance or otherwise repay our loans prior to maturity. An increase in interest rates would make it easier for us to meet or exceed the incentive fee hurdle rate and may result in a substantial increase of the amount of incentive fees payable to OHA with respect to our pre-incentive fee net investment income. Also, an increase in interest rates available to investors could make investment in our common stock less attractive if we are not able to increase our dividend rate, which could reduce the market value of our common stock.
Pending legislation may allow us to incur additional leverage.
As a BDC, under the 1940 Act generally we are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our total assets). Recent legislation introduced in the U.S. House of Representatives under H.R. 3868 - Small Business Credit Availability Act, which was included as part of the revised Financial CHOICE Act, if passed, would modify this section of the 1940 Act and increase the amount of debt that BDCs may incur by modifying the percentage from 200% to 150% (subject to stockholder approval). As a result, we may be able to incur additional indebtedness in the future and therefore your risk of an investment in us may increase. In addition, since our management fee is calculated as a percentage of the value of our gross assets, which includes any borrowings for investment purposes, the management fee expenses will increase if we incur additional indebtedness.
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
Our Board of Directors has the authority to modify or waive our investment objectives, operating policies and strategies without prior notice and without stockholder approval. However, absent stockholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. We cannot predict the effect any changes to our current investment objectives, operating policies and strategies would have on our business, operating results and value of our stock. Nevertheless, the effects may adversely affect our business and impact our ability to make distributions.
Changes in laws or regulations governing our operations or the operations of our portfolio companies may adversely affect our business.
Changes in or uncertainty regarding laws or regulations, or the interpretations of the laws and regulations, which govern BDCs, RICs or non-depository commercial lenders could significantly affect our operations and our cost of doing business. We are subject to federal, state and local laws and regulations and are subject to judicial and administrative decisions that affect our operations, including our loan originations, maximum interest rates, fees and other charges, disclosures to portfolio companies, the terms of secured transactions, collection and foreclosure procedures, and other trade practices. If these laws, regulations or decisions change, or if we expand our business into jurisdictions that have adopted more stringent requirements than those in which we currently conduct business, then we may have to incur significant expenses in order to comply or we may have to restrict our operations. In addition, if we do not comply with applicable laws, regulations and decisions, then we may lose licenses needed for the conduct of our business and be subject to civil fines and criminal penalties, any of which could have a material adverse effect upon our business results of operations or financial condition. Similarly changes in or uncertainty regarding laws and regulations (or the interpretation of such laws and regulations) which govern our portfolio companies could adversely affect their operations and cost of doing business which in turn could adversely affect their ability to make payments to us and adversely affect our financial condition and results of operations.
OHA can resign upon 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.
OHA has the right, under both the Investment Advisory Agreement and the Administration Agreement, to resign at any time upon 60 days’ written notice, whether we have found a replacement or not. If OHA resigns, we may not be able to find a new investment advisor or new administrator, as applicable, or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected, and the market price of our shares may decline. In addition, the coordination of our internal management and investment or administration activities, as applicable, is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by OHA and its affiliates. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our financial condition, business and results of operations.

Risks Relating to an Investment in Our Securities

Our shares currently trade at a substantial discount from net asset value and may continue to do so over the long term.
Shares of closed-end investment companies, including BDCs, frequently trade at a market price that is less than the net asset value that is attributable to those shares. The possibility that shares of our common stock will trade at a substantial discount from net asset value over the long term is separate and distinct from the risk that our net asset value will decrease. Although we cannot predict whether shares of our common stock will trade above, at or below our net asset value, our common stock has consistently traded below our net asset value since the fourth quarter of 2008. When our common stock trades below its net asset value, we are generally not able to issue additional shares of our common stock at its market price without first obtaining the approval for such issuance from our stockholders and our independent directors. Any offering of our common stock that requires stockholder approval must occur, if at all, within one year after receiving such stockholder approval. If additional funds are not available to us, we could be forced to curtail or cease our new lending and investment activities, and our net asset value could decrease and our level of distributions could be impacted.
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
In the past, following periods of volatility in the market price of a company’s securities or for other reasons, securities class action litigation has been brought against that company. Due to the potential volatility of our stock price or for other reasons, we may become the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business.
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

Phase 1. On October 17, 2012, we filed a lawsuit against ATP styled: OHA Investment Corporation v. ATP Oil & Gas Corporation, Adv. Proc. No. 12-03443, in the U.S. Bankruptcy Court for the Southern District of Texas, seeking a declaration that the ORRIs are our property and not property of ATP and that the conveyance and purchase and sale documents are not executory contracts that may be rejected in order to remove or recharacterize our interests in the properties (the “Adversary Proceeding”). Also, certain service companies claiming statutory liens or privileges intervened for the purpose of establishing that their alleged statutory liens and privileges are superior to our rights in the ORRIs and asserting related claims for disgorgement of royalties paid to us by ATP. The issues in the Adversary Proceeding were bifurcated such that the issues of (i) whether the conveyances and transactions between us and ATP constituted outright transfers of ownership and (ii) whether the conveyances are executory contracts or leases that ATP may reject, would be tried first as “Phase 1” of the proceeding. And, any additional claims, including the service company statutory lien claims and related issues, would be decided later in “Phase 2.” Phase 1 of the litigation proceeded into the discovery stage and dispositive motion practice.

On October 17, 2013, the bankruptcy court entered its Final Sale Order approving the sale of the Telemark properties (Bankr. Dkt. No. 2706) to Bennu Oil & Gas, LLC, or Bennu, a newly formed company owned by the DIP Lenders. (The Gomez properties were abandoned by ATP.)
After the bankruptcy case was converted to a case under Chapter 7 of the Bankruptcy Code, we settled Phase 1 of the litigation with the Trustee, Bennu and Credit Suisse AG, as agent to the DIP Lenders (Adv. Dkt. No. 270, 271). On February 4, 2016, an Agreed Final Judgment [Adv. Dkt. No. 276] was entered determining that, among other things, the ORRIs are a real property interest and a “production payment” within the meaning of Sections 101(42A) and 541(b) of the United States Bankruptcy Code. Likewise, our claims against ATP were dismissed without prejudice. The Agreed Judgment resolved Phase 1 of the Adversary Proceeding. It did not address any disputes between us and Bennu with respect to the proper calculation of the investment balance under the terms of the ORRIs, including our legal fees, default interest, or the claims asserted by the statutory lien claimants. Additional detail on Phase 1 and the ATP bankruptcy is set forth in our Form 10Q for the quarter ending March 31, 2016.
Phase 2. On February 3, 2016, we filed our Amended Motion to Dismiss the Complaints in Intervention Filed by the Statutory Lien Claimants, which was subsequently amended [Adv. Dkt. No. 284]. The Amended Motion to Dismiss asserted, among other things, that under the terms of the applicable Louisiana Oil Well Lien Statute, the alleged statutory liens of the lien claimants either cannot attach to overriding royalties, or alternatively, that OHA purchased the ORRIs free and clear of the statutory liens because the lien claimants did not provide notice of the liens as required under the statute. We also filed a Motion to Withdraw the Reference of the Phase II Claims from the Bankruptcy Court to the District Court. On May 13, 2016, the Court entered its order granting in part and denying in part OHA’s Motion to Dismiss and Motion to Withdraw Reference [Adv. Dkt. No. 294] and its Report and Recommendation and Memorandum Opinion [Adv. Dkt. No. 293]. Pursuant to the Memorandum Opinion and the Order, the Court determined that under the Louisiana statute, if we purchased our ORRIs without notice of the lien claimants’ liens, in a bona fide transaction, we would take the ORRIs free and clear of the lien claimants’ rights. The Court granted the lien claimants leave to file amended complaints to specifically plead whether we had notice of their alleged privileges at the time we paid the purchase price. To that end, the Court stated that the Amended Motion to Dismiss was denied as to all issues other than the issue of whether we had notice of the lien claimants’ liens and that the Court would review the amended complaints (to determine whether they sufficiently pleaded a claim) [Adv. Dkt. No. 294]. The Bankruptcy Court recommended that the District Court grant the Motion to Withdraw the Reference, but that the Adversary Proceeding remain in the Bankruptcy Court until the time of trial. The District Court entered an order consistent with the Bankruptcy Court’s recommendation on the Motion to Withdraw the Reference.
On May 27, 2016, the Intervenors filed their amended complaints, which made new allegations with respect to the issue of notice. Accordingly, on June 9, 2016, we filed our Motion to Dismiss the amended complaints [Adv. Dkt. No. 310] asserting that the allegations regarding notice are insufficient to state a claim under the statute.
On August 19, 2016, the Bankruptcy Court entered its order [Adv. Dkt. No. 325] and its related Report and Recommendation [Adv. Dkt. No. 326] dismissing, with prejudice, the Intervenors’ amended complaints. The Bankruptcy Court’s order and the related Report and Recommendation recommends, to the District Court, that Phase II of the lawsuit be fully resolved in our favor. The Report and Recommendation was docketed in the United States District Court for the Southern District of Texas, Case No. 4:16-CV-02556. On September 2, 2016, certain of the Intervenors filed their Objection to Judge Isgur’s Report and Recommendation [Dist. Dkt. No. 3] arguing that the Bankruptcy Court’s conclusions were erroneous, and that the Intervenors were not required to give notice to OHA in order for their alleged liens to attach. We filed a limited objection to the Report and Recommendation arguing that the Report and Recommendation should be affirmed, but even if notice were not required under the statute, the Intervenors’ alleged liens could not have attached to the ORRIs in the first instance. On March 9, 2017 the District Court entered a Memorandum Opinion and Order [Dist. Dkt. No. 17] (the “District Court’s Order”) adopting the Bankruptcy Court’s Report and Recommendation and dismissing the Intervenors’ claims with prejudice. The Intervenors may elect to appeal the District Court’s Order to the United States Court of Appeals for the Fifth Circuit or seek other judicial relief.
As of December 31, 2016, our unrecovered investment was $31.1 million, and we had received aggregate royalty payments of $37.5 million since the date of ATP’s bankruptcy filing. As of December 31, 2016, we had incurred legal and consulting fees totaling $5.9 million in connection with the enforcement of our rights under the ORRIs. On various occasions, we have provided notice that such legal expenses will be added to our unrecovered investment balance to the extent they are not reimbursed. To date, we have not received any payments on account of legal expenses aside from our receipt of regular monthly production payments. As a result, we add our legal expenses to the unrecovered investment balance in accordance with our transaction documents. As of December 31, 2016, $5.4 million of the $5.9 million in legal and consulting fees have been added to, and are thus included in the unrecovered investment balance under the terms of our transaction documents. The remaining amounts of legal and consulting fees have been expensed to professional fees, thus, not included in the unrecovered investment balance at December 31, 2016.
Through December 31, 2016, we received post-petition royalty payments from the Gomez properties and the Telemark properties in the amount of $8.3 million and $29.2 million, respectively. It is estimated that the statutory lien claims asserted by the intervenors in the Adversary Proceeding against our ORRIs are in the principal amount of approximately $35.2 million. At this time, we estimate that there are potential statutory lien claims (including the claims of the intervenors in the Adversary Proceeding, without regard to the validity of such claims) in the principal amount of approximately $54.2 million. To the extent the Intervenors elect to appeal the District Court’s Order and it is reversed on appeal, we will assert that we have viable defenses with respect to all of the claims of the statutory lien claimants or any other claim which seeks to avoid or disgorge any pre-petition or post-petition royalty payment which we received in respect of the Telemark or Gomez properties. In the event we do not prevail on our defenses to the statutory lien claims or any other claim seeking to avoid or disgorge pre-petition or post-petition royalty payments, we contend that, pursuant to the terms of our transaction documents, we are entitled to include any amounts disgorged on account of any such claims into the unrecovered investment balance of our ORRIs. Moreover, to the extent we do not prevail on our defenses to any action brought by the holder of a statutory lien claim, we contend that we would be permitted to seek contribution from other ORRI and net profits interest holders with respect to any disgorged amounts.
However, in the event the District Court’s Order is reversed on appeal and our defenses to the claims of the statutory lien claimants are unsuccessful or we otherwise become liable for disgorgement of any pre-petition or post-petition royalty payments which we have received from either the Gomez or Telemark properties, the remaining oil and gas reserves associated with the Telemark properties may be insufficient to provide for a full recovery on our investment. In the event that it is determined that we are not entitled to include amounts disgorged on account of statutory lien claims or other claims, if any, into the unrecovered investment balance of our ORRIs, any disgorged amounts will result in a failure to achieve our anticipated return and/or a loss on our investment.
While we intend to vigorously defend our legal positions in the Adversary Proceeding, there can be no assurance that we will ultimately prevail in any or all of these matters.
Bennu Titan Bankruptcy. On August 11, 2016, an involuntary Chapter 11 bankruptcy petition was filed by Beal Bank USA against Bennu Titan LLC (formerly known as ATP Titan LLC), an indirect subsidiary of Bennu Oil & Gas, LLC, and the owner of the floating production platform in the Gulf of Mexico that processes and transports hydrocarbons produced from the Telemark properties, in which OHA owns the ORRI. An order for relief was entered on September 9, 2016, in the case styled In re Bennu Titan LLC (f/k/a ATP Titan LLC), Case No. 16-11870, in the United States Bankruptcy Court for the District of Delaware. We are not a creditor in this bankruptcy case.
Bennu Oil & Gas Bankruptcy. On November 30, 2016, Bennu Oil & Gas, LLC filed a Chapter 7 bankruptcy in the Bankruptcy Court for the Southern District of Texas, Case No. 16-35930. Two of its affiliates, Bennu Blocker, Inc., Case No. 16-35931, and Bennu Holdings, LLC, Case No. 16-35932, likewise filed on that date.
On November 30, 2016, Bennu Oil & Gas, LLC moved to reject the Platform Use Agreement with Bennu Titan, LLC for the drilling and production platform commonly known as the Titan Platform. On January 4, 2017, the Bankruptcy Court entered an order approving the rejection of the Platform Use Agreement effective November 30, 2016.
On January 26, 2017, the Delaware Bankruptcy Court entered an order transferring the Bennu Titan case to the Bankruptcy Court for the Southern District of Texas so that the affiliated cases will be in the same court.
The “meeting of creditors” in the Bennu Oil & Gas bankruptcy case was held on January 26, 2017. The Chapter 7 Trustee reported that she is in the process of working with the Bennu Oil & Gas lenders on a plan to market the leases including the Telemark properties.
Status of Telemark Leases. The Telemark properties are comprised of three leases: Mississippi Canyon Block 942 known as OCS-G 24130 (“MC 942”); Mississippi Canyon Block 941 known as OCS-G 16661 (“MC 941”); and Atwater Valley Block 63 known as OCS-G 13198 (“AT 63”). At the meeting of creditors, Bennu officers testified that the well on the AT 63 lease stopped producing in May, 2016. Prior to filing bankruptcy, Bennu Oil & Gas shut in all of the wells on the other two Telemark leases on November 30, 2016. Accordingly, the leases will expire in 180 days from the date of last production unless production is resumed or the BOEM grants a deferral of the requirement to produce (known as a Suspense of Operations (“SOO”)0 or Suspense of Production (“SOP”). Based on the testimony at the meeting of creditors, we understand that Bennu Oil & Gas applied for an SOP for the AT 63 lease and the government has not ruled on the request. The Trustee’s counsel reported that the Trustee filed an amended request for an SOP for the AT 63 lease. There is no assurance that the government will grant the request for an SOP or any future request for an SOP on the Telemark leases. If the requests are not granted, the Telemark leases will expire 180 days from the date of last production.

Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
Effective October 1, 2014, our common stock began to trade on the NASDAQ Global Select Market under the symbol “OHAI.” Prior to that date, our common stock traded on the NASDAQ Global Select Market under the symbol “NGPC.” The following table sets forth the range of high and low sales prices of our common stock, as reported on the NASDAQ Global Select Market, and our distributions declared for the periods indicated.

	NAV(1)	Price Range		Cash Distribution per Share(2)
		High	Low
Fiscal 2016
Fourth quarter	$3.99	$3.33	$1.65	$0.06
Third quarter	4.61	3.29	1.94	0.06
Second quarter	4.80	3.36	1.85	0.06
First quarter	4.85	4.25	2.51	0.06
Fiscal 2015
Fourth quarter	$5.49	$4.87	$3.53	$0.12
Third quarter	6.71	5.74	4.00	0.12
Second quarter	7.16	5.98	5.10	0.12
First quarter	7.27	5.31	4.56	0.12
_______________

(1)
We calculate net asset value per share as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high and low closing sales prices. We calculate net asset value per share based on outstanding shares at the end of each period.

(2)	Represents the distribution declared in the specified quarter.

The last reported price for our common stock on March 13, 2017 was $1.78 per share. On March 8, 2017, there were approximately 49 record holders. On February 16, 2017, the most recent record date available, there were 5,072 beneficial holders (held in street name) of our common stock, according to our transfer agent.
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
The tax characteristics of distributions paid in 2016 represented $5.8 million from ordinary income, none from return of capital and none from capital gains. For tax purposes, 10% of the $1.2 million dividend paid on January 9, 2017 was applied to 2016 taxable income and 90% will be applied to 2017 taxable income.
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
Stock Performance Graph
The following line graph compares the cumulative total return on an investment in our common stock against the cumulative total return of the NASDAQ Financial 100 Index, the NASDAQ Index and an index of peer companies (selected by us) for the five years ended December 31, 2016. The graph assumes that $100 was invested in our common stock and each index on December 31, 2011, and that dividends were reinvested. We selected the peer group in good faith and it consists of the following six business development companies: Gladstone Capital Corporation, Gladstone Investment Corporation, KCAP Financial, Inc., CM Finance LLC, THL Credit, Inc. and Stellus Capital Investment Corporation. Our peer group includes BDCs that generally invest in similar types of securities as we do, with market capitalizations between $100 million and $600 million and initial public offering dates in 2010 or earlier. The index of our peer companies index uses beginning of period market capitalization weighting. This historic stock price Performance Graph and the related textual information are not necessarily indicative of future performance.

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

	Year ended December 31,
	2016	2015	2014	2013	2012
	(In Thousands, Except Per Share Data and Other Data)
Income Statement Data
Total investment income	$17,888	$22,049	$22,119	$27,912	$23,369
Total operating expenses(1)	11,378	12,008	18,812	15,245	11,560
Net investment income(1)	6,503	9,969	3,198	12,576	11,763
Net realized capital loss on investments	(27,011)	(218)	(12,430)	(2,261)	(17,827)
Net unrealized appreciation (depreciation) on investments	(4,938)	(40,973)	(12,999)	(6,445)	23,415
Net increase (decrease) in net assets resulting from operations(1)	$(25,446)	$(31,222)	$(22,231)	$3,870	$17,351
Per Share Data
Net investment income(1)	$0.32	$0.49	$0.16	$0.61	$0.55
Net realized and unrealized gain (loss) on investments	(1.58)	(2.03)	(1.24)	(0.42)	0.26
Net increase (decrease) in net assets resulting from operations(1)	$(1.26)	$(1.54)	$(1.08)	$0.19	$0.81
Dividends declared	$0.24	$0.48	$0.64	$0.64	$0.57
Net asset value per share	$3.99	$5.49	$7.48	$9.20	$9.57
Balance Sheet Data
Total investments	$145,002	$209,707	$206,763	$257,371	$259,610
Portfolio investments at fair value	105,005	174,710	176,163	211,371	213,614
Cash and cash equivalents	16,533	15,554	31,455	29,298	47,655
Total assets	162,898	228,477	242,175	292,623	312,322
Total debt(2)	40,500	72,000	52,000	53,000	59,500
Total net assets	80,493	110,780	154,164	188,552	201,266
Other Data
Weighted average yield on portfolio investments(3)	8.1%	9.6%	9.2%	10.2%	10.0%
Number of portfolio companies	14	17	15	16	14
Expense ratios (as a percentage of average net assets):
Interest expense and bank fees	3.9%	2.4%	1.2%	1.7%	1.0%
Management fees	2.9%	2.1%	2.6%	2.9%	2.3%
Incentive fees	0.3%	0.7%	—%	0.2%	—%
Costs related to strategic alternatives review	—%	—%	3.4%	0.3%	—%
Other operating expenses including provision for income taxes	4.4%	3.2%	3.5%	2.8%	2.4%
Total operating expenses including provision for income taxes	11.5%	8.4%	10.7%	7.9%	5.7%
_______________

(1)
Includes $6.0 million and $0.6 million, or $0.29 and $0.03 per share, in 2014 and 2013, respectively, of costs related to our review of strategic alternatives. See Note 1 of Notes to Consolidated Financial Statements included elsewhere herein for further discussion.

(2)	Excludes amounts borrowed on a temporary basis to purchase U.S. Treasury Bills and debt issuance costs.

(3)	Calculated as of the end of the period, based on cost.

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
Forward-Looking Statements
Certain statements in this Annual Report on Form 10-K that relate to estimates or expectations of our future performance or financial condition may constitute “forward-looking statements.” These forward-looking statements are subject to various risks and uncertainties, which could cause actual results and conditions to differ materially from those projected, including, but not limited to:

•	uncertainties associated with the timing and likelihood of investment transaction closings;

•	changes in interest rates;

•	the future operating results of our portfolio companies and their ability to achieve their objectives;

•	changes in regional, national or international economic conditions and their impact on the industries in which we invest;

•	disruptions in the credit and capital markets;

•	changes in the conditions of the industries in which we invest;

•	the adequacy of our cash resources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the ability of OHA to locate suitable investments for us and to monitor and administer our investments;

•	other factors enumerated in our filings with the SEC;

•	further decrease in oil and gas prices for an extended period causing further losses in E&P holdings; and

•	effects of current and pending legislation.
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
Overview
We are a specialty finance company with an investment objective to generate both current income and capital appreciation primarily through debt investments, some of which include equity components. We focus primarily on providing creative direct lending solutions to middle market private companies across industry sectors. Our investment activities are managed by OHA and supervised by our Board of Directors, the majority of whose members are independent of OHA and its affiliates.
We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a BDC, under the 1940 Act. For federal income tax purposes, we operate so as to be treated as a RIC, under Subchapter M of the Code. As a BDC and a RIC, we are required to comply with certain investment diversification and other regulatory requirements.
On September 30, 2014, our stockholders approved the appointment of OHA as our investment advisor, replacing NGP Investment Advisor, LP, which had been our investment advisor since our inception. In connection with this change in investment advisor, we changed our name from NGP Capital Resources Company to OHA Investment Corporation. OHA is a registered investment adviser under the Advisers Act. OHA acts as our investment advisor and administrator pursuant to the Investment Advisory Agreement and the Administration Agreement.
The aggregate fair value of our investment portfolio at December 31, 2016 was $105.0 million, with such value comprised of 12 active portfolio investments. Under our previous investment advisor, we focused our investments primarily on small and mid-size companies engaged in the upstream sector of the energy industry, which includes businesses that find, develop and extract energy resources, including natural gas, crude oil and coal. Consequently, a significant portion of our current investment portfolio value is comprised of debt securities and other investments in upstream exploration and production companies engaged in the acquisition, development and production of oil and natural gas properties in and along the Gulf Coast and in the state and federal waters of the Gulf of Mexico.

Part of OHA’s investment strategy is to reduce our portfolio concentration in the energy industry and to diversify our portfolio with investments in debt securities of U.S. private and small public middle market companies across industry sectors. Since September 30, 2014, we have made a total of 13 new investments with a principal amount of $121.3 million (total cost of $117.5 million) and realized six of these investments with a principal amount of $60.6 million. Primarily as a result of these new investments, net of realizations, and write-downs of legacy energy investments, the concentration of our investment portfolio in the energy sector decreased to 38% at December 31, 2016.
Our historical focus and current concentration in the energy sector causes our portfolio to be particularly influenced by commodity prices for oil and natural gas, which experienced significant volatility in 2016 as the sector responded to changes in supply and demand, the weather, and uncertainty regarding production volumes. Brent crude prices in 2016 averaged $45 per barrel, down by $8 per barrel from 2015. West Texas Intermediate (WTI) crude oil prices averaged $43 per barrel, down by $5 per barrel from 2015. U.S. natural gas prices averaged $2.55 per million British thermal units (BTU) at Henry Hub, the U.S. national benchmark, down from $2.63 per million BTU in 2015. Although average prices were lower in 2016, the year ended on a more positive note; Brent crude and WTI ended the year at $57 per barrel and $54 per barrel, respectively. Natural gas prices were also higher at the end of 2016, rising to an average of $3.58 per million BTU in December 2016. Further decline or increased volatility in the energy markets, particularly in North America, will negatively impact the values of our energy-related investments and, in turn, our net asset value. These factors may also extend the holding period for such investments, thus impacting our ability to reduce the concentration of energy investments in our portfolio. See “Item 1A. Risk Factors — Risk Factors Related to Our Investments” for further discussion regarding the decline in oil and natural gas prices and other risks related to the energy industry.
Our level of investment activity can and does vary substantially from period to period depending on many factors. Some of these factors are the amount of debt and equity capital available to middle market companies, the level of acquisition and divestiture activity for such companies, the general economic environment and the competitive environment for the types of investments we make, and our own ability to raise capital to fund our investments, both through the issuance of debt and equity securities. If a substantial portion of our investment portfolio were to be realized in the near term, OHA may not be able to source sufficient appropriate investments for us to timely replace the investment income from the realized investments.
Portfolio and 2016 Investment Activity
In January 2016, we purchased a $1.7 million second lien term loan to Berlin Packaging, LLC, or Berlin, adding to our $5.5 million position that was previously acquired in December 2015. The $1.7 million Berlin loan was purchased at a 5.0% discount, earns interest payable in cash at a rate of 7.75% per annum (LIBOR+6.75% with a 1.0% floor) and matures in October 2022.
In March 2016, we sold $0.5 million of the second lien term loan of Stardust Financial Holdings, Inc., an affiliate of Hanson Building Products, or Hanson, at a price of 97.0% of par, resulting in a realized capital gain of $24,000 or $0.00 per share. In April and May 2016, we sold an additional $5.4 million of the Hanson second lien term loan at an average price of 98.5% of par, resulting in realized capital gains of $0.2 million or $0.01 per share. In October 2016, Hanson repaid its second lien term loan in the amount of $1.7 million which included a 3%, or $0.1 million, call premium. This investment generated a gross internal rate of return of 16.3% and a return on investment of 1.17x.
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
In July 2016, WP Mustang (Electronic Funds Services, LLC) repaid its second lien term loan in the amount of $10.0 million. This prepayment included a 1%, or $0.1 million, call premium and we recorded previously unamortized discount of $0.1 million as additional interest income as a result of this repayment. This investment was initiated in December 2014 and generated a gross internal rate of return of 11.0% and a return on investment of 1.17x.
In August 2016, Appriss Holdings, Inc. repaid part of its second lien term loan in the amount of $3.8 million. We recorded previously unamortized discount of $0.05 million as additional interest income as a result of this repayment.
In October 2016, Synarc-BioCore Holdings, LLC repaid its first lien senior secured notes in the amount of $2.4 million. This prepayment included a 7%, or $0.2 million, call premium and we recorded previously unamortized discount of $0.1 million as additional interest income as a result of this repayment. This investment was initiated in September 2015 and generated a gross internal rate of return of 17.0% and a return on investment of 1.11x.
In November 2016, Kronos, Inc repaid its second lien term loan in the amount of $12.0 million. This prepayment included a 1%, or $0.1 million, call premium which was partially offset by previously unamortized premium of $0.1 million to interest income as a result of the prepayment. This investment was initiated in October 2015 and generated a gross internal rate of return of 9.9% and return on investment of 1.10x.
In November 2016, we purchased a $5.5 million second lien term loan to PAE Holding Corporation, or PAE, a leading government contractor that provides operations & maintenance, logistics, training, construction, vehicle/aircraft maintenance for US embassies, government infrastructure and military facilities. In addition, PAE provides background checks, biometric data collection, security clearances and human relationship support to the US Office of Personnel Management. The second lien term loan issued by PAE was purchased at a 3.0% discount, earns interest payable in cash at a rate of 10.50% per annum (LIBOR+9.50% with a 1.0% floor) and matures on October 2023.
In December 2016, our position in Gramercy Park CLO Ltd., or Gramercy, was called and we received partial payment of $3.9 million on our investment of which $3.7 million was applied to our basis. We expect to receive future payments related to our investment in Gramercy from the underlying assets that have not yet been sold or settled.
As of December 31, 2016, our unrecovered investment in limited-term overriding ORRIs purchased from Bennu, was $31.1 million, and we had received aggregate production payments of $37.5 million subject to a disgorgement agreement. In addition, as of December 31, 2016, we had incurred legal and consulting fees totaling $5.9 million in connection with the enforcement of our rights under the ORRIs. On various occasions, we have provided notice to Bennu that such legal expenses will be added to our unrecovered investment balance to the extent they are not reimbursed. To date, we have not received any payments on account of legal expenses aside from our receipt of regular monthly production payments which ceased after the September 2016 production payment. We add our legal expenses to the unrecovered investment balance in accordance with our transaction documents. As of December 31, 2016, $5.4 million of the $5.9 million in legal and consulting fees have been added to, and are thus included in, the unrecovered investment balance under the terms of our transaction documents. The remaining amounts of legal and consulting fees, have been expensed, thus, not included in the unrecovered investment balance as of December 31, 2016. We note that the fair value of our investment in ATP ORRI decreased from $11.8 million as of December 31, 2015 to $0 as of December 31, 2016 $0 as of the result of the cessation of monthly production payments. For more information, please refer to the discussion of the ATP Litigation under the heading “Legal Proceedings” in Note 6 to our interim consolidated financial statements.
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

	December 31, 2016			December 31, 2015
	Weighted Average Yields(1)			Weighted Average Yields(1)
		Percentage of Portfolio			Percentage of Portfolio
		Cost	Fair Value		Cost	Fair Value
First lien secured debt	—%	—%	—%	8.3%	9.3%	1.9%
Second lien debt	9.5%	27.5%	34.2%	10.0%	30.8%	39.8%
Subordinated debt	15.2%	22.3%	32.1%	13.3%	19.9%	21.7%
Limited term royalties	5.3%	16.0%	—%	11.8%	11.6%	6.8%
Redeemable preferred units	5.8%	31.9%	31.3%	10.0%	21.4%	25.1%
CLO residual interests (2)	13.5%	0.9%	1.7%	13.3%	2.6%	3.2%
Equity securities
Membership and partnership units	—%	1.4%	0.7%	—%	4.4%	1.5%
Total equity securities	—%	1.4%	0.7%	—%	4.4%	1.5%
Total portfolio investments	9.7%	100.0%	100.0%	11.0%	100.0%	100.0%

(1) Weighted average yield based on cost and excludes non-yielding assets.Yields are based on the most recent quarter's activity.

(2) Yields from investments in CLO residual interests represent the implied internal rate of return calculation expected from cash flows.

As of December 31, 2016 and December 31, 2015, the total fair value of our portfolio investments was $105.0 million and $174.7 million, respectively. Of those fair value totals, approximately $60.9 million, or 58.0%, as of December 31, 2016, and $107.3 million, or 61.4%, as of December 31, 2015, are determined using significant unobservable (i.e., Level 3) inputs.
Results of Operations
The following sections analyze our results of operations for the year ended December 31, 2016 compared to 2015 and for the year ended December 31, 2015 compared to 2014.
Investment Income

Total investment income includes interest on our investments, dividend income, royalty income and other income. Dividend income is income we from certain of our equity investments. Royalty income is net of amortization that we receive in connection with certain of our investments. Other income includes prepayment fees and modification fees we receive in connection with certain of our investments. These fees are recognized as earned. The table below summarizes the components of our investment income.

Investment Income	For the year ended December 31,
(in thousands)	2016	2015	2014

Interest income	$13,382	$16,724	$17,452
Dividend income	4,008	4,279	4,002
Royalty income, net of amortization	—	30	155
Other income	498	1,016	510
Total investment income	$17,888	$22,049	$22,119

For the year ended December 31, 2016 total investment income was $17.9 million, a 19% decrease from $22.0 million for the year ended December 31, 2015. The decrease of $4.2 million was primarily due to lower average portfolio loan balances from December 31, 2015 to December 31, 2016 and a decrease in non-recurring fee income of $0.5 million.
For the year ended December 31, 2015 total investment income was $22.0 million, a $0.1 million decrease from the year ended December 31, 2014 as a result of a decline in the weighted average investment income yield in 2015, partially offset by an increase in the average portfolio investment balance plus $1.0 million in prepayment premiums and amendment fees earned in 2015.

Operating Expenses

Operating expenses include our allocable portion of operating expenses incurred on our behalf by our investment advisor and our administrator. Other general and administrative expenses include our allocated share of employee, facilities, and stockholder services incurred by our administrator. The table below summarizes the components of our operating expenses.

Operating Expenses	For the year ended December 31,
(in thousands)	2016	2015	2014

Interest expense and bank fees	$3,819	$3,480	$2,119
Management fees	2,939	3,034	4,602
Incentive fees	281	969	—
Costs related to strategic alternatives review	—	—	6,040
Professional fees	2,442	2,126	1,437
Other general and administrative expenses	1,652	2,154	4,369
Directors fees	$245	$245	$245
Total operating expenses	$11,378	$12,008	$18,812

For the year ended December 31, 2016, total operating expenses decreased by 5.2% to $11.4 million from $12.0 million for the year ended December 31, 2015 primarily due to lower general and administrative expenses, base management and incentive fees partially offset by higher interest expense and bank fees.
Interest expense and bank fees increased by 9.7% to $3.8 million for the year ended December 31, 2016 from $3.5 million compared to prior year largely due to higher rates on the Credit Facility compared to the Investment Facility and an increase in the weighted average debt amount outstanding of $3.8 million. Management and incentive fees decreased by 19.6% to $3.2 million from $4.0 million due to lower incentives fees incurred in 2016 and lower average asset base subject to the base management fee during 2016. Other general and administrative expenses decreased by 23.3% to $1.7 million from $2.2 million primarily due to a decrease in employee related expenses in 2016 and settlement costs related to our ATP legal proceedings in 2015 which was offset by a credit applied to our 2015 expenses in excess of the Cap under the Investment and Advisory Agreement.
For the year ended December 31, 2015, total operating expenses decreased by 36.2% to $12.0 million from $18.8 million for the year ended December 31, 2014. Total operating expenses decreased primarily due to costs related to strategic alternative review in 2014 and lower management fees and general and administrative expenses. Management fees decreased by 34.1% to $3.0 million from $4.6 million primarily as a result of the lower base management fee structure in the Investment Advisory Agreement with OHA as compared to the base management fee structure under our former investment advisory agreement. During 2014, we also incurred $6.0 million of non-recurring costs related to our strategic alternatives review process, which ultimately resulted in the appointment of OHA as our new investment advisor as of September 30, 2014. Professional fees increased during 2015 compared to 2014, primarily due to legal fees and recruitment fees. Other general and administrative expenses decreased during 2015 compared to 2014, as a result of costs incurred in connection with our shelf registration statement that expired in the second quarter of 2014, lower personnel costs, lower insurance expense and a credit applied to our expenses of $0.5 million from OHA related to expenses in excess of the Cap under the Investment Advisory Agreement and the Administration Agreement, partially offset by settlement expenses related to our ATP legal proceedings. Increase in interest and bank fees increased by 64.2% to $3.5 million in 2015 from $2.1 million due to greater utilization of our Investment Facility in 2015.
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

Net Investment Income

Net Investment Income	For the year ended December 31,
(in thousands, except per share data)	2016	2015	2014

Net investment income	$6,503	$9,969	$3,198
Net investment income per common share	0.32	0.49	0.16

As the result of the $4.2 million decrease in total investment income and the $0.6 million decrease in total operating expenses, net investment income for the year ended December 31, 2016 was $6.5 million compared to net investment income of $10.0 million during the year ended December 31, 2015.
For the year ended December 31, 2015, the increase in net investment income compared to the year ended December 31, 2014 was driven primarily by the $6.0 million of costs related to the strategic alternatives review process in 2014.

Net Realized Gains and Losses

Net realized gains and losses is the difference between the net proceeds received from dispositions of portfolio investments and their stated costs. Realized losses may also be recorded in connection with our determination that certain investments are considered worthless securities and/or meet the conditions for loss recognition per the applicable tax rules.

Net Realized Capital Gains and Losses	For the year ended December 31,
(in thousands, except per share data)	2016	2015	2014

Net realized capital gains and losses	$(27,011)	$(218)	$(12,430)
Net realized capital gains and losses per common share	(1.34)	(0.01)	(0.61)

For the year ended December 31, 2016, we recognized net realized capital losses totaling $27.0 million, which consisted of of $27.1 million in realized capital losses related two control portfolio companies; (i) $10.1 million related to the sale of our equity interest in Contour and the extinguishment of the associated senior secured term loans and (ii) $17.0 million realized capital loss on our remaining interests in Spirit Resources, LLC, or Spirit, which consisted of senior secured loans tranche A & B and 80,000 preferred units. Realized capital losses in 2016 were partially offset by a $0.2 million realized capital gain related to the sale of the $5.8 million Hanson second lien term loan.
For the year ended December 31, 2015, we realized net capital losses of $0.2 million primarily related to the redemption of our Myriant shares and expiration of our Myriant warrants. These realized losses were partially offset by a realized gain related to the reconveyance of a component of our Spirit investments and Huff warrants.
For the year ended December 31, 2014, we recognized net realized losses of $12.4 million primarily as the result of losses of $9.4 million on the disposition of our GMX 2018 Notes and $4.3 million on the write-off of our investment in Chroma preferred stock, both of which losses were recorded as unrealized depreciation on investments in previous years. These realized losses were partially offset by realized gains of $0.9 million on the realization of our investments in Crossroads and $0.7 million on the sale of our Midstates Notes, and net losses on remaining realizations of $0.3 million.

Unrealized Appreciation or Depreciation on Investments

Net unrealized appreciation or depreciation is the net change in the fair value of our investments during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.

Net Unrealized Appreciation (Depreciation) on Investments	For the year ended December 31,
(in thousands, except per share data)	2016	2015	2014

Control investments	$27,608	$(5,222)	$(19,144)
Affiliate investments	(2,820)	802	(90)
Non-affiliate investments	(29,726)	(36,553)	6,235
Benefit (provision) for taxes on unrealized appreciation (depreciation) on investments	—	—	—
Net unrealized appreciation (depreciation) on investments	$(4,938)	$(40,973)	$(12,999)
Net unrealized appreciation (depreciation) on investments per common share	(0.24)	(2.02)	(0.63)

Control Investments

For the year ended December 31, 2016, the increase in net unrealized gains on our control investments was attributable to the reversal of unrealized depreciation, due to realizations, on our investments in Contour and Spirit of $10.6 million and $17.0 million, respectively. In 2015, the increase in net unrealized depreciation on our control investments was primarily due to a decrease in the fair value of our Contour and Spirit investments of $4.3 million and $0.9 million, respectively. During 2014, the increase in net unrealized depreciation on our control investments was primarily due to a decrease in fair value of our Contour and Spirit investments of $7.1 million and $12.1 million, respectively.

Affiliate Investments

For the year ended December 31, 2016, the increase in net unrealized depreciation on our affiliate investments was attributable to a decrease in the fair value of our investment in OCI of $2.8 million. In 2015, the increase in net unrealized appreciation on our affiliate investments was attributable to an increase in the fair value of our investment in OCI of $0.8 million. During 2014, the increase in net unrealized depreciation on our affiliate investments was attributable to a decrease in fair value of our investment in OCI of $0.1 million.

Non-Affiliate Investments

For the year ended December 31, 2016, the increase in net unrealized depreciation on our non-affiliate investments was primarily due to a decrease in the fair value of our investments in Castex of $15.5 million, Bennu of $12.0 million, Shoreline Energy, LLC of $9.1 million, and other investments of $0.3 million. These decreases were partially offset by increase in the fair value of our investments in Talos of $2.0 million, TIBCO Software, Inc. of $1.6 million, other portfolio companies totaling $2.4 million, and the reversal of net unrealized losses due to realization of $1.1 million.

For the year ended December 31, 2015, the increase in net unrealized depreciation on our non-affiliate investments was primarily due to a decrease in the fair value of our investments in ATP of $12.8 million, Castex of $12.2 million, Talos of $5.8 million, Shoreline Energy, LLC of $2.5 million, TIBCO Software, Inc. of $1.3 million, KOVA of $1.1 million, and other investments of $1.8 million. These decreases were partially offset by increase in the fair value of some of our investments in portfolio companies and the reversal of net unrealized losses due to realization of $0.9 million.

For the year ended December 31, 2014 the increase net unrealized appreciation on our non-affiliate investments primarily due to an increase in the estimated fair value of our investment in Castex of $2.2 million and the reversal of unrealized losses related to the realization of our investments in the GMX 2018 Notes of $9.4 million and Chroma preferred stock of $4.3 million. This was partially offset by decreases in fair value of our investments in ATP of $3.3 million, Shoreline of $1.5 million, Talos of $1.4 million, other investments of $1.2 million, and the reversal of unrealized gains related to the realization of our investments in Crossroads Energy of $1.5 million and Midstates of $0.8 million.

Net Increase or Decrease in Net Assets Resulting from Operations

The table below summarizes the components of our net increase or decrease in net assets resulting from operations.

Net Increase (Decrease) in Net Assets Resulting from Operations	For the year ended December 31,
(in thousands, except per share data)	2016	2015	2014

Net increase (decrease) in net assets resulting from operations	$(25,446)	$(31,222)	$(22,231)
Net increase (decrease) in net assets resulting from operations per common share	(1.26)	(1.54)	(1.08)

For the year ended December 31, 2016, the net increase in net assets resulting from operations compared to the year ended December 31, 2015 is primarily attributable to the $36.0 million increase in unrealized gains on our investments attributable to reversal of unrealized depreciation, due to realizations, partially offset by an increase in realized losses of $26.8 million and the $3.5 million decrease in net investment income, all of which are described above.
For the year ended December 31, 2015, the net decrease in net assets resulting from operations compared to the year ended December 31, 2014 is primarily attributable to the $28.0 million increase in unrealized losses on our investments, partially offset by a decrease in realized loss of $12.2 million and the $6.8 million increase in net investment income, all of which are described above.

Financial Condition, Liquidity and Capital Resources
We expect to fund our investments and our operations in 2017 from available cash, proceeds from realizations of existing investments and from borrowings under the Credit Facility. In the future, we may also fund a portion of our investments with issuances of equity or senior debt securities. We expect our primary use of funds to be investments in portfolio companies, cash distributions to holders of our common stock and payment of fees, debt service, and other operating expenses.
Cash Flows
At December 31, 2016 and December 31, 2015, we had cash and cash equivalents totaling $16.5 million and $15.6 million, respectively.
For the year ended December 31, 2016, we experienced a net increase in cash and cash equivalents in the amount of $1.0 million. During that period, our operating activities attributed $35.4 million in cash, consisting primarily of proceeds from redemption of investments in portfolio securities of $50.8 million, partially offset by purchases of new investments in portfolio securities of $7.1 million. In addition, financing activities used cash of $34.4 million primarily related to $80.5 million of repayments on our Investment Facility and cash distributions paid to our stockholders in the amount of $6.1 million, partially offset by initial cash proceeds of $40.5 million from our new Credit Facility.
For the year ended December 31, 2015, we experienced a net decrease in cash and cash equivalents in the amount of $15.9 million. During that period, our operating activities used $27.2 million in cash, consisting primarily of purchases of new investments in portfolio securities of $74.4 million, partially offset by proceeds from redemption of investments in portfolio securities of $38.0 million. In addition, financing activities provided cash of $11.3 million, consisting of our net borrowings under our repurchase agreement of $34.3 million in correction with the purchases of our investments in U.S. Treasury Bills, partially offset by our net borrowings under our Investment Facility of $10.0 million and cash distributions paid to our stockholders in the amount of $10.6 million.
For the year ended December 31, 2014, we experienced a net increase in cash and cash equivalents in the amount of $2.2 million. During that period, our operating activities attributed $30.3 million in cash, consisting primarily of proceeds from redemption of investments in portfolio securities of $51.8 million, partially offset by purchases of new investments in portfolio securities of $39.7 million. In addition, financing activities used cash of $28.1 million primarily related to $16.0 million of repayments on our Investment Facility and cash distributions paid to our stockholders in the amount of $13.1 million.
Distributions to Stockholders
For the year ended December 31, 2016, we paid cash distributions totaling $6.1 million, or $0.30 per share, to our common stockholders compared to $10.6 million, or $0.52 per share, during 2015 and $13.1 million, or $0.64 per share, during 2014. In December 2016, we declared a fourth quarter dividend totaling $1.2 million, or $0.06 per share, which was paid in January 2017. We currently intend to continue to distribute, out of assets legally available for distribution and as determined by our Board of Directors, in the form of quarterly distributions, a minimum of 90% of our annual investment company taxable income to our stockholders.
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

Credit Facilities and Borrowings

We are party to the Credit Agreement which replaced our prior Third Amended and Restated Revolving Credit Agreement (the "Investment Facility"), as amended with SunTrust Bank, as administrative agent. As of December 31, 2016, the size of the Credit Facility was $56.5 million with a maturity date of March 9, 2018, which can be extended for a six-month period at our option, subject to certain conditions. The initial proceeds of $40.5 million from the Credit Facility were used to pay off the $38.5 million outstanding balance on the Investment Facility, pay transaction expenses and provide balance sheet cash. The remaining $16.0 million consists of a delayed draw term loan, which is committed for one year, and is available to us to grow our investment portfolio and operate our business.

As of December 31, 2016, the total amount outstanding under the Credit Facility was $40.5 million with $16.0 million available to draw. The total amount outstanding on the Credit Facility is shown net of unamortized debt issuance costs of $1.4 million on our Consolidated Balance Sheet as of December 31, 2016. Substantially all of our assets, except our investments in U.S. Treasury Bills, are pledged as collateral for the obligations under the Credit Facility. The Credit Facility bears an interest rate of Adjusted LIBOR plus 5.35% for Eurodollar Loans, subject to a 1% LIBOR floor, and Base Rate plus 4.35% for Base Rate Loans. As of December 31, 2016 the interest rate on our outstanding balance of $40.5 million was 6.35%.
The Credit Facility contains affirmative and reporting covenants and certain financial ratio and restrictive covenants. We have complied with these covenants from the date of the new Credit Agreement through December 31, 2016, and had no existing defaults or events of default under the Credit Facility. The financial covenants, with terms as defined in the Credit Agreement, are:

•	maintain a Debt to Tangible Net Worth Ratio of not more than 0.80:1.00, as determined on the last day of the calendar month,

•	maintain at all times a minimum liquidity in the form of Cash or Cash Equivalents of at least $1.0 million,

•	maintain a Debt to Fair Market Value Ratio of not more than 0.50:1.00 at any time, and

•
maintain the Fair Market Value of Liquid Portfolio Investments as a percentage of outstanding aggregate principal balance to not be less than 80% through March 9, 2017, 90% through September 9, 2017 and 100% through March 9, 2018.

The Investment Facility initially was a $72.0 million facility and subsequently went through a series of amendments to extend its maturity date prior to its pay-down and extinguishment on September 9, 2016. On May 9, 2016, we amended the Investment Facility to extend the maturity date from May 23, 2016 to July 29, 2016 (the "Extension"), and reduce the size of the Investment Facility from $72.0 million to $54.0 million. Under the Extension, we were required to use cash proceeds from any returns of capital on our portfolio investments to prepay our debt obligations under the Investment Facility. We were also permitted to accrue but were prohibited from paying management or incentive fees (excluding reimbursements to OHA for costs and expenses, or indemnification payments owed to OHA) to OHA under our Investment Advisory Agreement or Administration Agreement.
On July 28, 2016, we amended the Investment Facility to extend its maturity date from July 29, 2016 to September 15, 2016 (the “July Extension”). The July Extension contained substantially identical terms and conditions to the prior extension granted on May 9, 2016, but with the addition of the following: (i) a reduction of the size of the Investment Facility from $54.0 million to approximately $42.3 million, reflecting the outstanding principal balance on July 26, 2016 and (ii) an increase in the margin rate applicable to Eurodollar Loans and Base Rate Loans to 5.25%.
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
The Investment Facility and the Treasury Facility contained affirmative and reporting covenants and certain financial ratio and restrictive covenants. We complied with these covenants throughout 2015 and the period ended September 9, 2016, and had no existing defaults or events of default under either facility. The most restrictive covenants, with terms as defined in the credit agreements, were (these restrictive covenants apply to both the Investment Facility and the Treasury Facility, unless otherwise noted):

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

At the end of each quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which includes purchasing U.S. Treasury Bills, by utilizing repurchase agreements on a temporary basis. On December 27, 2016, we purchased $40.0 million of U.S. Treasury Bills and contemporaneously entered into a repurchase arrangement with a global financial institution to finance such purchase. Under the repurchase arrangement, we transferred $40.0 million of U.S. Treasury Bills and $0.8 million of cash as collateral under the repurchase agreement. We repaid the $39.2 million amount borrowed under the repurchase agreement, and was returned the $0.8 million cash collateral, net of a $10 thousand financing fee, upon maturity of the U.S. Treasury Bills on January 5, 2017. We account for the transfer of the U.S. Treasury Bills under the repurchase agreement as a secured borrowing. As a result, the U.S. Treasury Bills are recorded on our books as investments in U.S. Treasury Bills, and the amount borrowed under the repurchase agreement is recorded as short-term debt at December 31, 2016.
On December 22, 2015, we purchased $35.0 million of U.S. Treasury Bills and contemporaneously entered into a repurchase arrangement with a global financial institution to finance such purchase. Under the repurchase arrangement, we transferred $35.0 million of U.S. Treasury Bills and $0.7 million of cash as collateral under the repurchase agreement. We repaid the amount borrowed under the repurchase agreement, and was returned the $0.7 million cash collateral, net of a $21 thousand financing fee, upon maturity of the U.S. Treasury Bills on January 21, 2016. We account for the transfer of the U.S. Treasury Bills under the repurchase agreement as a secured borrowing. As a result, the U.S. Treasury Bills are recorded on our books as investments in U.S. Treasury Bills, and the amount borrowed under the repurchase agreement is recorded as short-term debt at December 31, 2015.

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
The tax characteristics of deemed distributions in 2016 represented $5.8 million from ordinary income, none from return of capital and none from capital gains. For tax purposes, 10% of the $1.2 million dividend declared in December 2016 and paid on January 9, 2017 was deemed to be distributed in 2016 and 90% was deemed to be distributed in 2017.
 We may not achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage test for borrowings applicable to us as a BDC under the 1940 Act and due to provisions in our Credit Facility. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of our status as a RIC. We cannot assure stockholders that they will receive any distributions or distributions at any specific level.
We have established an “opt out” DRIP plan for our stockholders. As a result, if we declare a cash dividend, our plan agent automatically reinvests a stockholder’s cash dividend in additional shares of our common stock unless the stockholder, or his or her broker, specifically “opts out” of the dividend reinvestment plan and elects to receive cash dividends.
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
As of January 9, 2017, the date of our most recent dividend payment, holders of approximately 57,000 shares, or approximately 0.3% of the 20,172,392 outstanding shares, were participants in the DRIP plan. During 2016, we declared dividends totaling $0.24 per common share. During 2015, we declared dividends totaling $0.48 per common share.
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
Portfolio Credit Quality

At December 31, 2016, most of our portfolio investments were in negotiated, and often illiquid, securities of middle market businesses, with a concentration in the energy industry. As of December 31, 2016, we had certain investments related to two portfolio companies on non-accrual status with an aggregate cost and fair value of $40.5 million and $0.0 million, respectively. Our investment in Shoreline was placed on non-accural during the first quarter of 2016. Effective July 1, 2015, Bennu was placed on non-accrual status based on estimated future production payments and income is recognized to the extent cash received. Our investments in Contour and Spirit were placed on non-accrual status during the fourth quarter of 2014. Our portfolio investments at fair value were approximately 60.2% and 73.0% of the related cost basis as of December 31, 2016 and December 31, 2015, respectively.

Non-accruing and non-income producing investments	December 31, 2016		December 31, 2015
(in thousands)	Cost	Fair Value	Cost	Fair Value

Non-accruing investments
ATP Oil & Gas Corporation/Bennu Oil & Gas, LLC (non-accrual cash basis July 2015)	$27,845	$—	$27,709	$11,845
Shoreline Energy, LLC (non-accrual January 2016)	12,659	—	12,640	9,040
Contour Highwall Holdings, LLC (non-accrual October 2014)	—	—	11,578	1,000
Spirit Resources, LLC - Tranche A (non-accrual November 2014)	—	—	4,621	—
Spirit Resources, LLC - Tranche B (non-accrual March 2014)	—	—	4,409	—
Total non-accruing investments	$40,504	$—	$60,957	$21,885

Non-income producing investments
OHA/OCI Investments, LLC Class A Units	$2,500	$686	$2,500	$2,583
Spirit Resources, LLC preferred units	—	—	8,000	—
Total non-income producing investments	2,500	686	10,500	2,583
Total non-accruing and non-income producing investments	$43,004	$686	$71,457	$24,468

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

•
Third Party Valuation Activity. We may, at our discretion, retain an independent valuation firm to review any or all of the valuation analyses and fair value recommendations provided by the investment team of our investment advisor. Since December 31, 2014, our general practice is that we have an independent valuation firm review all Level 3 investments (those whose value is determined using significant unobservable inputs) with recommended fair values in excess of $10 million on a quarterly basis, and review all Level 3 investments with recommended fair values greater than zero at least annually to provide positive assurance on our valuations. With respect to our valuations as of December 31, 2016 and 2015, an independent valuation firm reviewed and assisted in valuations representing 56% and 61%, respectively, of the total fair value of our portfolio investments.

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

We recorded net PIK interest income of $1.0 million, $1.4 million, and $1.2 million in 2016, 2015 and 2014, respectively. We recorded PIK dividend income of $4.4 million, and $1.3 million in 2016 and 2015, respectively from our investment in Castex Energy 2005, LP, and did not record any PIK dividend income and 2014.
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
Contractual Obligations and Off-Balance Sheet Arrangements

The following table summarizes our contractual payment obligations at December 31, 2016 (in thousands):

Credit facilities(1)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Credit Facility	$40,500	$—	$40,500	$—	$—
Repurchase Agreement (2)	39,200	39,200	—	—	—
Total	$79,700	$39,200	$40,500	$—	$—
(1) Excludes accrued interest amounts.
(2) Amount borrowed under the Repurchase Agreement was repaid on January 5, 2017.
From time to time we could have unused commitments to extend credit to our portfolio companies. Generally, these commitments have fixed expiration dates, and we do not expect to fund the entire amounts before they expire. Therefore, these commitment amounts do not necessarily represent future cash requirements, and we do not report the unused portions of these commitments on our Consolidated Balance Sheets. We have $16.0 million unused credit commitments as of December 31, 2016. We did not have any unused credit commitments as of December 31, 2015.
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
Another facet of utilizing borrowed money to make investments is that our net investment income is dependent upon the difference, or spread, between the rate at which we borrow funds and the interest rate or effective yield at which we invest those funds. Our Credit Facility bears a variable interest rate with a 1% one-month LIBOR interest rate floor, so any increase in interest rates above 1% will increase the cost of our borrowed funds. As of December 31, 2016 and 2015, excluding investments in U.S. Treasury Bills, approximately 50% and 49%, respectively, of our portfolio investments at fair value in our portfolio were at fixed rates, while approximately 50% and 51%, respectively, were at variable rates, generally with an interest rate floor. Thus, interest income from our portfolio investments will increase at a slower rate than the cost of our borrowed funds with an increase in interest rates until the interest rate floor are met, if at all. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act.
Assuming that our consolidated balance sheet as of December 31, 2016 were to remain constant and that no actions were taken to alter our current interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase/(decrease) in interest income	Increase/(decrease) in interest expense	Net increase/(decrease) in net investment income
Down 25 basis points	$—	$—	$—
Up 50 basis points	145	110	35
Up 100 basis points	412	313	99
Up 150 basis points	679	515	164
Up 200 basis points	945	718	227
Although we believe that this analysis is indicative of our existing sensitivity to interest rate changes, it does not adjust for changes in credit markets, the composition of our investment portfolio or other business developments (including borrowings under the Credit Facility), that affect net interest income.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of OHA Investment Corporation

We have audited the accompanying consolidated balance sheets of OHA Investment Corporation, including the consolidated schedules of investments, as of December 31, 2016 and 2015, the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2016, and the financial highlights for each of the five years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a), Schedule 12 - 14 Schedule of Investments In and Advances to Affiliates. These financial statements, financial highlights, and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements, financial highlights, and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and financial highlights. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of December 31, 2016 and 2015 by correspondence with the custodian and brokers or by other appropriate auditing procedures where replies from brokers were not received. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the consolidated financial position of OHA Investment Corporation at December 31, 2016 and 2015, and the consolidated results of its operations, changes in net assets, cash flows for each of the three years in the period ended and the financial highlights for each of the five years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), OHA Investment Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Dallas, Texas
March 14, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of OHA Investment Corporation

We have audited OHA Investment Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework (the COSO criteria). OHA Investment Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, OHA Investment Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of OHA Investment Corporation, including the consolidated schedules of investments, as of December 31, 2016 and 2015, the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2016, and the financial highlights for each of the five years in the period ended December 31, 2016, and our report dated March 14, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Dallas, Texas
March 14, 2017

OHA INVESTMENT CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2016	December 31, 2015
Assets
Investments in portfolio securities at fair value
Control investments (cost: $0 and $28,608, respectively)	$—	$1,000
Affiliate investments (cost: $19,724 and $18,647, respectively)	17,150	18,893
Non-affiliate investments (cost: $154,772 and $192,012, respectively)	87,855	154,817
Total portfolio investments (cost: $174,496 and $239,267, respectively)	105,005	174,710
Investments in U.S. Treasury Bills at fair value (cost: $39,997 and $34,997, respectively)	39,997	34,997
Total investments	145,002	209,707
Cash and cash equivalents	16,533	15,554
Accounts receivable and other current assets	33	517
Interest receivable	1,313	2,248
Other prepaid assets	17	451
Total current assets	17,896	18,770
Total assets	$162,898	$228,477

Liabilities
Current liabilities
Due to broker	$—	$5,226
Distributions payable	1,210	2,421
Accounts payable and accrued expenses	1,999	1,741
Due to affiliate (Note 5)	220	221
Management and incentive fees payable (Note 5)	635	1,713
Income taxes payable	28	75
Repurchase agreement	39,200	34,300
Short-term debt	—	72,000
Total current liabilities	43,292	117,697
Long-term debt, net of debt issuance costs of $1,387 and $0, respectively	39,113	—
Total liabilities	82,405	117,697
Commitments and contingencies (Note 7)
Net assets
Common stock, $.001 par value, 250,000,000 shares authorized; 20,172,392 and 20,172,392 shares issued and outstanding, respectively	20	20
Paid-in capital in excess of par	235,703	241,985
Undistributed net investment loss	(2,873)	(5,947)
Undistributed net realized capital loss	(85,979)	(63,838)
Net unrealized depreciation on investments	(66,378)	(61,440)
Total net assets	80,493	110,780
Total liabilities and net assets	$162,898	$228,477
Net asset value per share	$3.99	$5.49

(See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the year ended December 31,
	2016	2015	2014
Investment income:
Interest income:
Control investments	$—	$—	$1,404
Affiliate investments	2,923	2,597	2,311
Non-affiliate investments	10,459	14,127	13,737
Dividend income:
Non-affiliate investments	4,008	4,279	4,002
Royalty income, net of amortization:
Control investments	—	30	90
Non-affiliate investments	—	—	65
Other income	498	1,016	510
Total investment income	17,888	22,049	22,119
Operating expenses:
Interest expense and bank fees	3,819	3,480	2,119
Management and incentive fees (Note 5)	3,220	4,003	4,602
Costs related to strategic alternatives review	—	—	6,040
Professional fees, net of legal fees of $0, $454 and $1,591, respectively, related to ATP bankruptcy (Note 7)	2,442	2,126	1,437
Other general and administrative expenses	1,652	2,154	4,369
Directors fees	245	245	245
Total operating expenses	11,378	12,008	18,812
Income tax provision, net	7	72	109
Net investment income	6,503	9,969	3,198
Realized and unrealized gain (loss) on investments:
Net realized capital gain (loss) on investments
Control investments	(27,172)	232	(325)
Affiliate investments	—	—	95
Non-affiliate investments	223	(450)	(12,198)
Provision for taxes on realized loss	(62)	—	(2)
Total net realized capital loss on investments	(27,011)	(218)	(12,430)
Net unrealized appreciation (depreciation) on investments
Control investments	27,608	(5,222)	(19,144)
Affiliate investments	(2,820)	802	(90)
Non-affiliate investments	(29,726)	(36,553)	6,235
Total net unrealized depreciation on investments	(4,938)	(40,973)	(12,999)
Net decrease in net assets resulting from operations	$(25,446)	$(31,222)	$(22,231)
Net decrease in net assets resulting from operations per common share	$(1.26)	$(1.54)	$(1.08)

Distributions declared per common share	$0.24	$0.48	$0.64
Weighted average shares outstanding - basic and diluted	20,172	20,322	20,529
(See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(in thousands, except per share data)

	For the year ended December 31,
	2016	2015	2014
Increase (decrease) in net assets from operations
Net investment income	$6,503	$9,969	$3,198
Net realized capital loss on investments	(27,011)	(218)	(12,430)
Net unrealized depreciation on investments	(4,938)	(40,973)	(12,999)
Net decrease in net assets resulting from operations	(25,446)	(31,222)	(22,231)
Distributions to common stockholders
Distributions from net investment income	(4,841)	(9,736)	(9,692)
Return of capital	—	—	(3,465)
Net decrease in net assets from distributions	(4,841)	(9,736)	(13,157)
Capital transactions
Acquisition of common stock under repurchase plan	—	(2,426)	—
Issuance of common stock to affiliate	—	—	1,000
Net increase (decrease) in net assets from capital transactions	—	(2,426)	1,000
Net decrease in net assets	(30,287)	(43,384)	(34,388)
Net assets, beginning of period	110,780	154,164	188,552
Net assets, end of period	$80,493	$110,780	$154,164
Net asset value per common share at end of period	$3.99	$5.49	$7.48
Common shares outstanding at end of period	20,172	20,172	20,616

(See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the year ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net decrease in net assets resulting from operations	$(25,446)	$(31,222)	$(22,231)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash provided by (used in) operating activities:
Payment-in-kind interest and dividend	(5,432)	(2,669)	(1,158)
Net amortization of premiums, discounts and fees	(472)	(636)	(1,203)
Net realized capital loss on investments	26,949	218	12,428
Net unrealized depreciation on investments	4,938	40,973	12,999
Purchase of investments in portfolio securities	(7,091)	(74,423)	(39,681)
Proceeds from redemption of investments in portfolio securities	50,813	37,990	51,823
Purchase of investments in U.S. Treasury Bills	(130,000)	(142,801)	(171,571)
Proceeds from redemption of investments in U.S. Treasury Bills	125,000	138,404	186,971
Amortization of debt issuance costs on Credit Facility	362	—	—
Effects of changes in operating assets and liabilities:
Accounts receivable and other current assets	484	(201)	148
Interest receivable	935	(158)	307
Other prepaid assets	434	1,100	1,542
Payables and accrued expenses	(867)	1,046	(308)
Due to broker	(5,226)	5,226	—
Due to affiliate	(1)	(8)	229
Net cash provided by (used in) operating activities	35,380	(27,161)	30,295
Cash flows from financing activities:
Borrowings under revolving credit facilities	49,000	160,500	340,000
Borrowings under repurchase agreement	127,400	84,300	—
Debt issuance costs paid	(1,749)	—	—
Repayments on revolving credit facilities	(80,500)	(170,500)	(356,000)
Repayments on repurchase agreement	(122,500)	(50,000)	—
Acquisition of common stock under repurchase plan	—	(2,426)	—
Proceeds from issuance of common stock to affiliate	—	—	1,000
Distributions to stockholders	(6,052)	(10,614)	(13,138)
Net cash provided by (used in) financing activities	(34,401)	11,260	(28,138)
Net increase (decrease) in cash and cash equivalents	979	(15,901)	2,157
Cash and cash equivalents, beginning of period	15,554	31,455	29,298
Cash and cash equivalents, end of period	$16,533	$15,554	$31,455
Supplemental Disclosures:
Cash paid for interest	$2,854	$2,123	$607
Cash paid for taxes, net of refunds	$150	$110	$98

(See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2016

OHA INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2016
(in thousands, except share amounts and percentages)

Portfolio Company	Industry Segment	Investment(1)	Principal	Cost	Fair Value(2)

Affiliate Investments - (5% to 25% owned)
OCI Holdings, LLC	Home Health Services	Subordinated Note (LIBOR+ 12.0% cash with a 1% floor plus 3% PIK, due 8/15/2018)(7)	$17,330	$17,224	$16,464
OCI Holdings, LLC	Home Health Services	100% of OHA/OCI Investments, LLC Class A Units representing 20.8% diluted ownership of OCI Holdings, LLC(15)		2,500	686
Subtotal Affiliate Investments - (5% to 25% owned)				$19,724	$17,150

Non-affiliate Investments - (Less than 5% owned)
Castex Energy 2005, LP	Oil & Natural Gas Production and Development	Redeemable Preferred LP Units (current pay 8.0% cash or 10.0% PIK)(8)	$56,625	$55,662	$32,876
TIBCO Software, Inc.	Software	Senior Unsecured Notes (11.38% due 12/1/2021)(3)	10,100	9,754	10,100
Royal Holdings, Inc.	Chemicals	Second Lien Term Loan (LIBOR+7.5% with a 1.0% floor, due 6/19/2023)(3)	10,000	9,929	9,938
Appriss Holdings, Inc.	Information Services	Second Lien Term Loan (LIBOR+9.25% with a 1.0% floor, due 5/21/2021)(14)	9,323	9,217	9,137
Berlin Packaging, LLC	Packaging	Second Lien Term Loan (LIBOR+6.75% with a 1% floor, due 10/1/2022)(3)	7,205	6,886	7,295
Talos Production. LLC	Oil & Natural Gas Production and Development	Senior Unsecured Notes (9.75%, due 2/15/2018)(3)	12,000	11,980	7,140
PAE Holding Corporation	Aerospace and Defense	Second Lien Term Loan (LIBOR+9.50% with a 1% floor, due 10/20/2023)(3)	5,500	5,337	5,596
WASH Multifamily Acquisition, Inc.	Industrials - Laundry Equipment	Second Lien Term Loan (LIBOR+7.0% with a 1.0% floor, due 5/14/2023)(3)	3,404	3,382	3,404
Gramercy Park CLO Ltd.(5)	Financial Services	Subordinated Notes, Residual Interest (11.95%, based on cost, due 7/17/2023)	9,000	1,529	1,773
Coinamatic Canada, Inc.(5)	Industrials - Laundry Equipment	Second Lien Term Loan (LIBOR+7.0% with a 1.0% floor, due 5/14/2023)(3)	596	592	596

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2016

OHA INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - Continued
December 31, 2016
(in thousands, except share amounts and percentages)

Portfolio Company	Industry Segment	Investment(1)	Principal	Cost	Fair Value(2)

Non-affiliate Investments - (Less than 5% owned) - Continued
ATP Oil & Gas Corporation/Bennu Oil & Gas, LLC	Oil & Natural Gas Production and Development	Limited Term Royalty Interest (notional rate of 13.2%)(9)(10)		$27,845	$—
Shoreline Energy, LLC	Oil & Natural Gas Production and Development	Second Lien Term Loan (greater of LIBOR+9.25% with a 1.25% floor plus 1.75% PIK, or prime+8.25%, due 3/30/2019)(6)(11)(12)	13,182	12,659	—
Globe BG, LLC	Coal Production	Contingent earn-out related to July 2011 sale of royalty interests in Alden Resources, LLC(13)		—	—
Subtotal Non-affiliate Investments - (Less than 5% owned)				$154,772	$87,855
Subtotal Portfolio Investments (81.4% of total investments)				$174,496	$105,005

GOVERNMENT SECURITIES
U.S. Treasury Bills(4)			$40,000	$39,997	$39,997
Subtotal Government Securities (18.6% of total investments)				$39,997	$39,997

TOTAL INVESTMENTS				$214,493	$145,002

NOTES TO CONSOLIDATED SCHEDULE OF INVESTMENTS

(1)
We pledged all of our portfolio investments, except our investments in U.S. Treasury Bills, as collateral for obligations under our Credit Facility. See Note 3 of Notes to Consolidated Financial Statements. Percentages represent interest rates in effect as of December 31, 2016, and due dates represent the contractual maturity dates. Common stock, units and earn-outs are non-income producing securities, unless otherwise stated.

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

(5)
We have determined that this investment is not a “qualifying asset” under Section 55(a) of the Investment Company Act of 1940, or the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. We monitor the status of these assets on an ongoing basis.

(6)	Investment on non-accrual status.

(7)
During the fourth quarter of 2016, we executed a series of amendments to our note purchase and security agreement with OCI Holdings, LLC, or OCI, to allow the company to PIK its LIBOR+12% cash interest for November and December 2016. Also, default interest of $0.1 million and current unpaid interest of $0.4 million was added to the principal balance in the fourth quarter 2016. Effective January 31, 2017, we executed a seventh amendment to our note purchase and security agreement with OCI to allow the company to PIK its LIBOR+12% cash interest through March 31, 2017. OCI remains in financial covenant default and while in default, we are earning an additional 2% cash interest and 2% PIK interest.

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2016

OHA INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - Continued
December 31, 2016

NOTES TO CONSOLIDATED SCHEDULE OF INVESTMENTS - Continued

(8)
By the terms of our original investment, upon redemption, we were due the outstanding face amount of $50 million, any unpaid and accrued dividends, plus an option to elect to receive either: a) a cash payment resulting in a total 12% return or make-whole (inclusive of the 8% cash distributions even if not paid), or b) our pro rata share of 2% of the outstanding regular limited partner interests in Castex Energy 2005, LP, or Castex, (0.67% net to us).  Castex elected to pay us in PIK for more than two consecutive quarters, causing the return on the initial make-whole calculation to first increase from 12% to 13.5%.  Preferred unit holders had a put right starting on July 1, 2016, which we exercised on that date with respect to all of our preferred units. Castex had 90 days from the receipt of the put notice to redeem.  Castex did not redeem the preferred units within 90 days of the receipt of the put notice. As a result, the make-whole of 13.5% further increased by 4.5%, to 18%, we are entitled to board observation rights as a preferred unit holder, and other covenants apply. If the preferred units are not redeemed within one year from the originally scheduled put closing date (which would be September 29, 2017), Castex and the limited partners must use commonly reasonable efforts to enter into, within 90 days, a 12% dollar denominated production payment transaction with the preferred unit holders exercising the put right, with a 3 year term for such production payment. If such production payment transaction is not consummated within 90 days, Castex must use all available resources to repay preferred units and the preferred return steps up to 25% from that point forward. Amounts shown for principal and cost include PIK dividends that have been added to the principal balance.

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

(12)
On November 2, 2016, Shoreline and seven affiliated debtors (collectively, the "Debtors") each filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas. The Debtors have requested that their cases be jointly administered under Case No. 16-35571.

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

(14)	On August 10, 2016, the margin was amended to be increased from LIBOR+8.25% with a 1% floor to LIBOR+9.25% with a 1% floor.

(15)	Non-income producing equity security.

(See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2016

OHA INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2015
(in thousands, except share amounts and percentages)

Portfolio Company	Industry Segment	Investment(1)	Principal	Cost	Fair Value(2)

Control Investments - (More than 25% owned)
Contour Highwall Holdings, LLC	Coal Mining	Senior Secured Term Loan (12%, due 10/14/2015)(6)	$10,757	$10,778	$1,000
Contour Highwall Holdings, LLC	Coal Mining	Unsecured Promissory Note (6%, due 4/11/2016)(6)	800	800	—
Contour Highwall Holdings, LLC	Coal Mining	800 Membership Units representing 80% of the common equity(7)(15)		—	—
Spirit Resources, LLC	Oil & Natural Gas Production and Development	Tranche A - Senior Secured Term Loan (greater of 8% or LIBOR+4.0%, due 4/28/2015)(6)	4,657	4,621	—
Spirit Resources, LLC	Oil & Natural Gas Production and Development	Tranche B - Senior Secured Term Loan (greater of 15% PIK or LIBOR+11.0%, due 10/28/2015)(6)	4,409	4,409	—
Spirit Resources, LLC	Oil & Natural Gas Production and Development	80,000 Preferred Units representing 100% of the outstanding equity(15)		8,000	—
Subtotal Control Investments - (More than 25% owned)				$28,608	$1,000

Affiliate Investments - (5% to 25% owned)
OCI Holdings, LLC	Home Health Services	Subordinated Note (LIBOR+ 12.0% cash with a 1% floor plus 3% PIK, due 8/15/2018)(8)(9)	$16,310	$16,147	$16,310
OCI Holdings, LLC	Home Health Services	100% of OHA/OCI Investments, LLC Class A Units representing 20.8% diluted ownership of OCI Holdings, LLC(15)		2,500	2,583
Subtotal Affiliate Investments - (5% to 25% owned)				$18,647	$18,893

Non-affiliate Investments - (Less than 5% owned)
Castex Energy 2005, LP	Oil & Natural Gas Production and Development	Redeemable Preferred LP Units (current pay 8% cash, due 7/1/2016)(10)	$51,265	$51,273	$43,939
Appriss Holdings, Inc.	Information Services	Second Lien Term Loan (LIBOR+8.25% with a 1% floor, due 5/21/2021)	13,100	12,925	12,314
Kronos Incorporated	Software	Second Lien Term Loan (LIBOR+8.50% with a 1.25% floor, due 4/30/2020)(3)	12,000	12,145	11,985
ATP Oil & Gas Corporation/Bennu Oil & Gas, LLC	Oil & Natural Gas Production and Development	Limited Term Royalty Interest (notional rate of 13.2%)(11)(12)		27,709	11,845

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2016

OHA INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - Continued
December 31, 2015
(in thousands, except share amounts and percentages)

Portfolio Company	Industry Segment	Investment(1)	Principal	Cost	Fair Value(2)

Non-affiliate Investments - (Less than 5% owned) - Continued
WP Mustang (Electronic Funds Services, LLC)	Financial Services	Second Lien Term Loan (LIBOR+7.5% with a 1% floor, due 5/29/2022)(3)	$10,000	$9,843	$10,038
Royal Holdings, Inc.	Chemicals	Second Lien Term Loan (LIBOR+7.5% with a 1% floor, due June 19, 2023)(3)	10,000	9,926	9,850
Shoreline Energy, LLC	Oil & Natural Gas Production and Development	Second Lien Term Loan (greater of LIBOR+9.25% with a 1.25% floor plus 2.0% PIK, or prime+8.25%, due 3/30/2019)(13)	12,918	12,640	9,040
TIBCO Software, Inc.	Software	Senior Unsecured Notes (11.38% due 12/1/2021)(3)	10,100	9,707	8,446
KOVA International, Inc.	Medical Supplies Manufacturing and Distribution	Senior Subordinated Notes (12.75%, due 8/15/2018)	9,000	8,898	7,920
Stardust Financial Holdings (Hanson)	Building Materials	Second Lien Term Loan (LIBOR+9.5% with a 1% floor, due 3/13/2023)(3)	7,500	7,114	7,238
Gramercy Park CLO Ltd.(5)	Financial Services	Subordinated Notes, Residual Interest (11.95%, based on cost, due 7/17/2023)(3)	9,000	6,327	5,659
Berlin Packaging, LLC	Packaging	Second Lien Term Loan (LIBOR+6.75% with a 1% floor, due 10/1/2022)(3)	5,500	5,226	5,253
Talos Production, LLC	Oil & Natural Gas Production and Development	Senior Unsecured Notes (9.75%, due 2/15/2018)(3)	12,000	11,965	5,160
WASH Multifamily Acquisition, Inc.	Industrials - Laundry Equipment	Second Lien Term Loan (LIBOR+7.0% with a 1% floor, due May 14, 2023)(3)	3,404	3,380	3,225
Synarc-BioCore Holdings, LLC	Healthcare	First Lien Senior Secured Notes (7.75% due 3/10/2021)	2,400	2,342	2,340
Coinamatic Canada, Inc.(5)	Industrials - Laundry Equipment	Second Lien Term Loan (LIBOR+7.0% with a 1% floor, due May 14, 2023)(3)	596	592	565
Globe BG, LLC	Coal Production	Contingent earn-out related to July 2011 sale of royalty interests in Alden Resources, LLC(14)		—	—
Subtotal Non-affiliate Investments - (Less than 5% owned)				$192,012	$154,817
Subtotal Portfolio Investments (83.3% of total investments)				$239,267	$174,710

GOVERNMENT SECURITIES
U.S. Treasury Bills(4)			$35,000	$34,997	$34,997
Subtotal Government Securities (16.7% of total investments)				$34,997	$34,997

TOTAL INVESTMENTS				$274,264	$209,707

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2016

OHA INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - Continued
December 31, 2015

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

(10)
By the terms of our original investment, upon redemption, we were due the outstanding face amount of $50 million, any unpaid and accrued dividends, plus an option to elect to receive either: a) a cash payment resulting in a total 12% return or make-whole (inclusive of the 8% cash distributions even if not paid), or b) our pro rata share of 2% of the outstanding regular limited partner interests in Castex Energy 2005, LP, or Castex, (0.67% net to us).  Castex elected to pay us in PIK for more than two consecutive quarters, causing the return on the initial make-whole calculation to first increase from 12% to 13.5%.  Preferred unit holders had a put right starting on July 1, 2016, which we exercised on that date with respect to all of our preferred units. Castex had 90 days from the receipt of the put notice to redeem. Castex did not redeem the preferred units within 90 days of the receipt of the put notice. As a result, the make-whole of 13.5% further increased by 4.5%, to 18%, we are entitled to board observation rights as a preferred unit holder, and other covenants apply. If the preferred units are not redeemed within one year from the originally scheduled put closing date (which would be September 29, 2017), Castex and the limited partners must use commonly reasonable efforts to enter into, within 90 days, a 12% dollar denominated production payment transaction with the preferred unit holders exercising the put right, with a 3 year term for such production payment. If such production payment transaction is not consummated within 90 days, Castex must use all available resources to repay preferred units and the preferred return steps up to 25% from that point forward. Amounts shown for principal and cost include PIK dividends that have been added to the principal balance.

(11)	Effective July 1, 2015, ATP was placed on non-accrual status based on estimated future production payments and income is recognized to the extent cash received.

(12)	For more information on ATP, refer to the discussion of the ATP litigation in Note 7 to the Consolidated Financial Statements.

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2016

OHA INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - Continued
December 31, 2015

NOTES TO CONSOLIDATED SCHEDULE OF INVESTMENTS - Continued

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

(15)	Non-income producing equity security.

(See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016
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

Note 2: Accounting Policies
Basis of Presentation
These consolidated financial statements include the accounts of OHAI and its wholly-owned subsidiaries. The effects of all intercompany transactions between OHAI and its subsidiaries have been eliminated in consolidation. We prepare our consolidated financial statements in accordance with accounting principles generally accepted in United States of America ("GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Company is an investment company following the accounting and reporting guidance in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 946, Financial Services - Investment Companies ("ASC 946"). Under the investment company rules and regulations pursuant to Article 6 of Regulation S-X and ASC 946, the Company is precluded from consolidating portfolio company investments, including those in which it has a controlling interest, unless the portfolio company is another investment company. An exception to this general principle occurs if the Company holds a controlling interest in an operating company that provides all or substantially all of its services directly to the Company or to its portfolio companies. None of the portfolio investments made by the Company qualify for this exception. Therefore, the Company's investment portfolio is carried on the Consolidated Balance Sheet at fair value.
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

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2016

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
The significant portion of our investments and interest receivable are with companies involved in the energy industry or in energy-related businesses.
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
We account for all of the assets in our investment portfolio at fair value, following the provisions of the FASB ASC 820, Fair Value Measurements and Disclosures. ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements.
On a quarterly basis, the investment team of our investment advisor prepares fair value recommendations for all of the assets in our portfolio in accordance with ASC 820 and presents them to the Audit Committee of our Board of Directors. The Audit Committee recommends a fair value of each portfolio investment to our Board of Directors, which in good faith determines the final fair value for each portfolio investment.

•	Investment Team Valuation. The investment professionals of our investment advisor prepare fair value recommendations for each investment.

•
Investment Team Valuation Documentation. The investment team documents and discusses its preliminary fair value recommendations with the investment committee and senior management of our investment advisor.

•
Third Party Valuation Activity. We may, at our discretion, retain an independent valuation firm to review any or all of the valuation analyses and fair value recommendations provided by the investment team of our investment advisor. Since December 31, 2014, our general practice is that we have an independent valuation firm review all Level 3 investments (those whose value is determined using significant unobservable inputs) with recommended fair values in excess of $10 million on a quarterly basis, and review all Level 3 investments with recommended fair values greater than zero at least annually to provide positive assurance on our valuations. With respect to our valuations as of December 31, 2016 and 2015, an independent valuation firm reviewed and assisted in valuations representing 56% and 61%, respectively, of the total fair value of our portfolio investments.

•	Presentation to Audit Committee. Our investment advisor and senior management present the valuation analyses and fair value recommendations to the Audit Committee of our Board of Directors.

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2016

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
For some of our securities, quoted prices (unadjusted) in active markets for identical assets (Level 1 valuation inputs) or other significant observable inputs, including quoted prices of similar securities, interest rates, prepayments, credit risk, etc. (Level 2 valuation inputs) are readily available from independent sources and are used to value such securities. For other securities, there will be no readily available Level 1 or Level 2 pricing information, and therefore significant unobservable inputs (Level 3 valuation inputs), including the assumptions of OHA, must be relied upon in determining fair value for these securities.
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
December 31, 2016

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
Payment-in-Kind Interest and Dividends
We have investments in our portfolio that contain payment-in-kind, or PIK, interest or dividend provisions. We compute PIK interest income or PIK dividend income at the contractual rate specified in each investment agreement, and we add that amount to the principal balance of the investment. For investments with PIK interest or PIK dividends, we calculate our income accruals on the principal balance plus any PIK amounts. If the portfolio company’s projected cash flows, further supported by estimated total enterprise value, are not sufficient to cover the contractual principal and interest or dividend amounts, as applicable, we do not accrue PIK interest income or PIK dividend income on the investment. To maintain our RIC status, we must pay out this non-cash income to stockholders in the form of distributions, even though we have not yet collected the cash. We recorded net PIK interest income of $1.0 million, $1.4 million and $1.2 million in 2016, 2015 and 2014, respectively. We recorded PIK dividend income of $4.4 million and $1.3 million in 2016 and 2015, respectively from our investment in Castex Energy 2005, LP, and did not record any PIK dividend income in 2014.
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
Fee Income Recognition
Fees primarily include financial advisory, transaction structuring, loan administration, commitment, amendment and prepayment fees. Financial advisory fees represent amounts received for providing advice and analysis to companies, and we recognize these fees as earned when we perform such services, provided collection is probable. Transaction structuring fees represent amounts received for structuring, financing and executing transactions and are generally payable only if the transaction closes. We defer such fees and accrete them into interest income over the life of the loan using the effective interest method. Commitment fees represent amounts received for committed funding and are generally payable whether the transaction closes or not. We defer commitment fees on transactions that close within the commitment period and accrete these fees into

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2016

interest income over the life of the loan using the effective interest method. We record commitment fees on transactions that do not close in the month the commitment period expires. We recognize prepayment and loan administration fees when we receive them. During the years ended December 31, 2016, 2015, and 2014 we recorded the following amounts of fee income (in thousands):

	2016	2015	2014
Prepayment, amendment and loan administration fees	$498	$1,016	$510
Commitment fees and discounts accreted and premiums amortized into interest income	472	634	1,218
Total fee income	$970	$1,650	$1,728

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

Declaration Date	Per Share Amount	Record Date	Payment Date
March 3, 2015	$0.12	March 31, 2015	April 8, 2015
June 10, 2015	0.12	June 30, 2015	July 9, 2015
September 17, 2015	0.12	September 30, 2015	October 7, 2015
December 11, 2015	0.12	December 31, 2015	January 8, 2016
March 15, 2016	0.06	March 31, 2016	April 8, 2016
June 7, 2016	0.06	June 30, 2016	July 8, 2016
September 15, 2016	0.06	September 30, 2016	October 7, 2016
December 8, 2016	0.06	December 31, 2016	January 9, 2017

We determine the tax characteristics of our dividend distributions as of the end of the fiscal year, based on the taxable income for the full year and distributions paid during the year. Taxable income available for distribution differs from consolidated net investment income under GAAP due to (i) temporary and permanent differences in income and expense recognition, (ii) capital gains and losses, (iii) activity at taxable subsidiaries, and (iv) the timing and period of recognition regarding dividends declared in December of one year and paid in January of the following year. The tax characteristics of distributions paid in 2016 represented $5.8 million from ordinary income, none from return of capital and none from capital gains. For tax purposes, 10% of the $1.2 million dividend paid on January 9, 2017 was applied to 2016 taxable income and 90% will be applied to 2017 taxable income. For tax purposes, 15% of the $2.4 million dividend declared in December 2015 and paid on January 8, 2016 was deemed to be distributed in 2015 and 85% was deemed to be distributed in 2016.
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

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2016

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
The table below summarizes recent participation in our dividend reinvestment plan (in thousands, except percentages, shares and price per share):

Dividend	Participating Shares	Percentage of Outstanding Shares	Total Distribution	Cash Dividends	Common Stock Dividends
					Purchased in Open Market	Price per Share
March 2015	71,000	0.3%	$2,465	$2,457	$8	$5.39
June 2015	59,000	0.3	2,609	2,602	7	5.73
September 2015	61,000	0.3	2,609	2,602	7	4.74
December 2015	68,000	0.3	2,609	2,601	8	4.21
March 2016	104,000	0.5	1,305	1,299	6	3.15
June 2016	103,000	0.5	1,305	1,299	6	2.34
September 2016	116,000	0.6	1,305	1,298	7	3.30
December 2016	57,000	0.3	1,305	1,302	3	1.78

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
Recent Accounting Pronouncements
In April 2015, the FASB issued ASU 2015-03 Interest - Imputation of Interest (“ASU 2015-03”). This guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability (i.e., versus being capitalized as an asset and amortized as required under previous guidance), consistent with the presentation of debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this guidance (i.e., debt issuance costs will continue to be amortized as an increase to interest expense). In addition, in August 2015, the FASB issued ASU 2015-15, Interest-Imputation of Interest (Subtopic 835-30) (“ASU 2015-15”). This guidance reiterates that the SEC would not object to an entity deferring and presenting debt issuance costs

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2016

related to a line of credit arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line of credit arrangement, regardless of whether there are any outstanding borrowings. ASU 2015-03 and ASU 2015-15 are effective for interim and annual reporting periods in fiscal years beginning after December 15, 2015. As of January 1, 2016, the Company adopted ASU 2015-03 and ASU 2015-15 to simplify the presentation of debt issuance costs for all outstanding debt, except that incurred under our Investment Facility (as defined in Note 3), which the Company continued to present as an asset on our Consolidated Balance Sheets as of December 31, 2015. The debt issuance cost of $1.4 million related to our Credit Facility is now presented as a reduction from the carrying value of the Credit Facility as of December 31, 2016. The adoption of ASU 2015-03 and 2015-15 had no material impact on the Company’s net asset value, results of operations or cash flows.

Note 3: Credit Facilities and Borrowings
We are party to a Credit Agreement (the "Credit Facility"), dated September 9, 2016, with MidCap Financial Trust, as administrative agent, which replaced our prior Third Amended and Restated Revolving Credit Agreement (the "Investment Facility"), as amended, with SunTrust Bank, as administrative agent. As of December 31, 2016, the size of Credit Facility was $56.5 million with a maturity date of March 9, 2018, which can be extended for a six-month period at our option, subject to certain conditions. The initial proceeds of $40.5 million from the Credit Facility were used to pay off the $38.5 million outstanding balance on the Investment Facility, pay transaction expenses and provide balance sheet cash. The remaining $16.0 million consists of a delayed draw term loan, which is committed for one year, and is available to us to grow our investment portfolio and operate our business.
As of December 31, 2016, the total amount outstanding under the Credit Facility was $40.5 million with $16.0 million available to draw. The total amount outstanding on the Credit Facility is shown net of unamortized debt issuance costs of $1.4 million on our Consolidated Balance Sheet as of December 31, 2016. Substantially all of our assets, except our investments in U.S. Treasury Bills, are pledged as collateral for the obligations under the Credit Facility. The Credit Facility bears an interest rate of Adjusted LIBOR plus 5.35% for Eurodollar Loans, subject to a 1% LIBOR floor, and Base Rate plus 4.35% for Base Rate Loans. As of December 31, 2016 the interest rate on our outstanding balance of $40.5 million was 6.35%.
The Credit Facility contains affirmative and reporting covenants and certain financial ratio and restrictive covenants. We have complied with these covenants from the date of the Credit Agreement through December 31, 2016, and had no existing defaults or events of default under the Credit Facility. The financial covenants, with terms as defined in the Credit Agreement, are:

•	maintain a Debt to Tangible Net Worth Ratio of not more than 0.80:1.00 as determined on the last day of each calendar month,

•	maintain at all times a minimum liquidity in the form of Cash or Cash Equivalents of at least $1.0 million,

•	maintain a Debt to Fair Market Value Ratio of not more than 0.50:1.00 at any time, and

•
maintain the Fair Market Value of Liquid Portfolio Investments as a percentage of outstanding aggregate principal balance to not be less than 80% through March 9, 2017, 90% through September 9, 2017 and 100% through March 9, 2018.

The Investment Facility initially was a $72.0 million facility and subsequently went through a series of amendments to extend its maturity date and prior to its pay-down and extinguishment on September 9, 2016. On May 9, 2016, we amended the Investment Facility to extend the maturity date from May 23, 2016 to July 29, 2016 (the "Extension"), and reduce the size of the Investment Facility from $72.0 million to $54.0 million. Under the Extension, we were required to use cash proceeds from any returns of capital on our portfolio investments to prepay our debt obligations under the Investment Facility. We were also permitted to accrue but were prohibited from paying management or incentive fees (excluding reimbursements to OHA for costs and expenses, or indemnification payments owed to OHA) to OHA under our Investment Advisory Agreement or Administration Agreement.
On July 28, 2016, we amended the Investment Facility to extend its maturity date from July 29, 2016 to September 15, 2016 (the “July Extension”). The July Extension contained substantially identical terms and conditions to the prior extension granted on May 9, 2016, but with the addition of the following: (i) a reduction of the size of the Investment Facility from $54.0 million to approximately $42.3 million, reflecting the outstanding principal balance on July 26, 2016 and (ii) an increase in the margin rate applicable to Eurodollar Loans and Base Rate Loans to 5.25%.

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2016

As of December 31, 2015, the total amount outstanding under the Investment Facility was $72.0 million. Substantially all of our assets, except our investments in U.S. Treasury Bills, were pledged as collateral for the obligations under the Investment Facility. Prior to the July extension, the Investment Facility bore interest, at our option, at either (i) LIBOR plus 3.25% to 4.75%, or (ii) the base rate plus 2.25% to 3.75%, both based on our amounts outstanding.
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
The Investment Facility and the Treasury Facility contained affirmative and reporting covenants and certain financial ratio and restrictive covenants. We complied with these covenants throughout 2015 and the period ended September 9, 2016, and had no existing defaults or events of default under either facility. The most restrictive covenants, with terms as defined in the credit agreements, were (these restrictive covenants apply to both the Investment Facility and the Treasury Facility, unless otherwise noted):

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

At the end of each quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which includes purchasing U.S. Treasury Bills, by utilizing repurchase agreements on a temporary basis. On December 27, 2016, we purchased $40.0 million of U.S. Treasury Bills and contemporaneously entered into a $39.2 million repurchase arrangement with a global financial institution to finance such purchase. Under the repurchase arrangement, we transferred $40.0 million of U.S. Treasury Bills and $0.8 million of cash as collateral under the repurchase agreement. We repaid the $39.2 million borrowed under the repurchase agreement, and was returned the $0.8 million cash collateral, net of a $10 thousand financing fee, upon maturity of the U.S. Treasury Bills on January 5, 2017. We account for the transfer of the U.S. Treasury Bills under the repurchase agreement as a secured borrowing. As a result, the U.S. Treasury Bills are recorded on our books as investments in U.S. Treasury Bills, and the amount borrowed under the repurchase agreement is recorded as short-term debt at December 31, 2016.

On December 22, 2015, we purchased $35.0 million of U.S. Treasury Bills and contemporaneously entered into a $34.3 million repurchase arrangement with a global financial institution to finance such purchase. Under the repurchase arrangement, we transferred $35.0 million of U.S. Treasury Bills and $0.7 million of cash as collateral under the repurchase agreement. We repaid the amount borrowed under the repurchase agreement, and was returned the $0.7 million cash collateral, net of a $21 thousand financing fee, upon maturity of the U.S. Treasury Bills on January 21, 2016. We account for the transfer of the U.S. Treasury Bills under the repurchase agreement as a secured borrowing. As a result, the U.S. Treasury Bills are recorded on our books as investments in U.S. Treasury Bills, and the amount borrowed under the repurchase agreement is recorded as short-term debt at December 31, 2015.
Our average amount of debt outstanding during 2016 was $51.2 million and the average interest rate was 5.5%. During the years ended December 31, 2016, 2015 and 2014, interest expense and bank fees included the following (in thousands):

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2016

	2016	2015	2014
Interest expense on borrowed amounts	$2,816	$2,115	$643
Commitment fees on unborrowed amounts	39	179	386
Amortization of deferred loan and debt issuance costs	928	1,145	1,053
Bank service charges	36	41	37
Interest expense and bank fees	$3,819	$3,480	$2,119

Note 4: Common Stock
On October 31, 2011, our Board of Directors approved a stock repurchase plan, pursuant to which we were authorized to repurchase, from time to time, up to $10.0 million of our common stock in the open market at prices not to exceed the net asset value of our shares. During 2012 and 2013, we repurchased an aggregate of 1,129,014 shares of our common stock in the open market at an average price of $6.71 per share, totaling $7.6 million, in accordance with the stock repurchase plan. These repurchases were made at approximate discounts to our most recently published net asset value of 30%, 26% and 28% in May and November 2012 and May 2013, respectively.
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
In March 2015, our Board of Directors authorized the Company to repurchase up to the remaining $2.4 million available to be repurchased under this plan. As of July 14, 2015, we completed the stock repurchases under the stock repurchase plan. During 2015, we repurchased a total of 444,030 shares for $2.4 million at a weighted average price of $5.46 per share, a 27% discount to net asset value at December 31, 2014. Repurchases initiated after March 31, 2015 were made pursuant to a plan executed in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. Under our current Credit Facility, the Company is prohibited from repurchasing shares of our common stock. There were no share repurchases during the year ended December 31, 2016.

Note 5: Investment Management
Investment Advisory Agreement
On September 30, 2014, we entered into the Investment Advisory Agreement with OHA, an investment adviser registered under the Investment Advisers Act of 1940, or Advisers Act, pursuant to which OHA replaced NGP Investment Advisor, LP as our investment advisor. The Investment Advisory Agreement was most recently approved by our Board of Directors, a majority of whom are not “interested” persons (as defined in the 1940 Act) of us, on August 2, 2016. Pursuant to the Investment Advisory Agreement, OHA implements our business strategy on a day-to-day basis and performs certain services for us on August 2, 2016, subject to the supervision of our Board of Directors. Under the Investment Advisory Agreement, we pay OHA a fee consisting of two components — a base management fee and an incentive fee.
Base Management Fee: The base management fee is paid quarterly in arrears, and is calculated by multiplying the average value of our total assets (excluding cash, cash equivalents and U.S. Treasury Bills that are purchased with borrowed funds solely for the purpose of satisfying quarter-end diversification requirements related to our election to be taxed as a RIC under the Code), as of the end of the two immediately prior fiscal quarters, by a rate of 1.75% per annum, with a 0.25% reduction in this 1.75% annual rate for the first year following September 30, 2014. For the years ended December 31, 2016 and December 31, 2015, we incurred $2.9 million and $3.0 million in base management fees, respectively.
Incentive Fee: The incentive fee consists of two parts. The first part, the investment income incentive fee, is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the fiscal quarter for which the fee is being calculated. Pre-incentive fee net investment income means interest income, dividend income, royalty payments, net profits interest payments, and any other income (including any other fees, such as commitment, origination, syndication, structuring, diligence, monitoring and consulting fees or other fees that we receive from portfolio companies) accrued during the fiscal quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement, and any interest expense and distributions paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income that we have not yet received in cash. Accordingly, we may pay an incentive fee based partly on accrued investment income, the collection of which is uncertain or deferred. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses, or unrealized capital appreciation or depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets (defined as total assets less liabilities at the end of the immediately preceding fiscal quarter) is compared to a “hurdle rate” of 1.75% per quarter (7% annualized). OHA receives no incentive fee for any fiscal quarter in which our pre-incentive fee net investment income does not exceed the hurdle rate. OHA receives an incentive fee equal to 100% of our pre-incentive fee net investment income for any fiscal quarter in which our pre-incentive fee net investment income exceeds the hurdle rate but is less than 2.1875% (8.75% annualized) of net assets (also referred to as the “catch up” provision) plus 20% of our pre-incentive fee net investment income for such fiscal quarter greater than 2.1875% (8.75% annualized) of net assets. For the years ended December 31, 2016 and December 31, 2015, we incurred $0.3 million and $1.0 million in investment income incentive fees, respectively. We did not incur any investment income incentive fee in the fourth quarter of 2014.
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

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2016

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
Administration Agreement
Under the Administration Agreement, OHA furnishes us with certain administrative services, personnel and facilities. The Administration Agreement was most recently approved by our Board of Directors on August 2, 2016. Payments under the Administration Agreement are equal to our allocable portion of OHA’s overhead in performing its obligations under the Administration Agreement, including all administrative services necessary for our operation and the conduct of our business. The aggregate amount of certain costs and expenses payable by us under the Investment Advisory Agreement and the Administration Agreement for the period from October 1, 2014 to September 30, 2015 shall not exceed $2.5 million, or the Cap; provided that interest expense and bank fees, management and incentive fees, legal and professional fees, insurance expenses, taxes and costs related to the change in investment advisor are not subject to the Cap. Following the expiration of the Cap period, we completed the reconciliation of the related costs and expenses which resulted in approximately $0.5 million credit from OHA and is reflected in general and administrative expenses as of December 31, 2015. The Administration Agreement may be terminated at any time, without penalty, by a vote of our Board of Directors or by OHA upon 60 days’ written notice to the other party.
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
 We owed $0.2 million and $0.2 million to OHA under the Administration Agreement as of December 31, 2016 and December 31, 2015, respectively, for expenses incurred on our behalf for the final month of the respective quarterly period. We include these amounts in accounts payable and accrued expenses on our Consolidated Balance Sheets.

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
Tax years 2012 through 2015 with respect to the Company and our Taxable Subsidiaries are open to future IRS examination. Our Taxable Subsidiaries have federal net operating loss carryforwards of $27.9 million that expire in various years through 2036.
Deferred income tax expense (benefit) results from temporary differences in the recognition of income and expenses for financial reporting purposes and for income tax purposes. The significant components of the income tax effects of these temporary differences, representing deferred income tax assets and liabilities are as follows (in thousands):

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2016

	December 31,
	2016	2015
Deferred tax assets
Net operating loss carryforwards	$10,169	$15,276
Unrealized losses, net	8,402	5,529
AMT credit carryforward	695	632
Capital loss carryforward	292	—
Total gross deferred tax assets	19,558	21,437
Less valuation allowance	(19,057)	(14,621)
Net deferred tax assets	501	6,816
Deferred tax liabilities
Investment in partnerships-Federal	(501)	(6,816)
Total gross deferred tax liabilities	(501)	(6,816)
Net deferred tax assets (liabilities)	$—	$—
Federal and state income tax provisions (benefits) on net investment income, capital gains (losses) and unrealized appreciation (depreciation) on investments are as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Current:
U.S. federal – capital (AMT)	$62	$—	$2
State – net investment income	7	72	109
	$69	$72	$111
Deferred:
U.S. federal – unrealized	$—	$—	$—
Total	$69	$72	$111
Actual income tax expense differs from income tax expense computed by applying the U.S. federal statutory corporate rate of 34% to net investment income before provision for income taxes. These differences and the differences between the statutory federal tax rate and the effective income tax rate were as follows (in thousands, except percentages):

	Year Ended December 31,
	2016		2015		2014
Net income (loss) before taxes	$(25,376)		$(31,425)		$(22,120)
Provision (benefit) at the statutory rate	(8,628)	34%	(10,685)	34%	(7,521)	34%
Increase (decrease) in provision resulting from:
RIC loss (income) not subject to income taxes	3,335	(13)%	6,995	(22)%	6,546	(30)%
State income taxes	7	—%	63	—%	94	—%
Valuation allowance	5,361	(21)%	3,702	(12)%	994	(5)%
Other	(6)	—%	(3)	—%	(2)	—%
Total income tax provision (benefit), net	$69	—%	$72	—%	$111	(1)%
Effective tax rate	—%		—%		(1)%

Note 7: Commitments and Contingencies

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2016

As of December 31, 2016, we had investments in 12 portfolio companies totaling $174.5 million. Of these 12 portfolio companies, the Company had already funded investments in the amount of $174.5 million and there were no remaining outstanding unfunded commitments. As of December 31, 2015, we had investments in or commitments to fund investments in 19 portfolio companies totaling $239.3 million. Of these 19 portfolio companies, the Company had already funded investments in the amount of $239.3 million and there were no remaining outstanding unfunded commitments.
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
Phase 1. On October 17, 2012, we filed a lawsuit against ATP styled: OHA Investment Corporation v. ATP Oil & Gas Corporation, Adv. Proc. No. 12-03443, in the U.S. Bankruptcy Court for the Southern District of Texas, seeking a declaration that the ORRIs are our property and not property of ATP and that the conveyance and purchase and sale documents are not executory contracts that may be rejected in order to remove or recharacterize our interests in the properties (the “Adversary Proceeding”). Also, certain service companies claiming statutory liens or privileges intervened for the purpose of establishing that their alleged statutory liens and privileges are superior to our rights in the ORRIs and asserting related claims for disgorgement of royalties paid to us by ATP. The issues in the Adversary Proceeding were bifurcated such that the issues of (i) whether the conveyances and transactions between us and ATP constituted outright transfers of ownership and (ii) whether the conveyances are executory contracts or leases that ATP may reject, would be tried first as “Phase 1” of the proceeding. And, any additional claims, including the service company statutory lien claims and related issues, would be decided later in “Phase 2.” Phase 1 of the litigation proceeded into the discovery stage and dispositive motion practice.
On October 17, 2013, the bankruptcy court entered its Final Sale Order approving the sale of the Telemark properties (Bankr. Dkt. No. 2706) to Bennu Oil & Gas, LLC, or Bennu, a newly formed company owned by the DIP Lenders. (The Gomez properties were abandoned by ATP.)
After the bankruptcy case was converted to a case under Chapter 7 of the Bankruptcy Code, we settled Phase 1 of the litigation with the Trustee, Bennu and Credit Suisse AG, as agent to the DIP Lenders (Adv. Dkt. No. 270, 271). On February 4, 2016, an Agreed Final Judgment [Adv. Dkt. No. 276] was entered determining that, among other things, the ORRIs are a real property interest and a “production payment” within the meaning of Sections 101(42A) and 541(b) of the United States Bankruptcy Code. Likewise, our claims against ATP were dismissed without prejudice. The Agreed Judgment resolved Phase 1

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2016

of the Adversary Proceeding. It did not address any disputes between us and Bennu with respect to the proper calculation of the investment balance under the terms of the ORRIs, including our legal fees, default interest, or the claims asserted by the statutory lien claimants. Additional detail on Phase 1 and the ATP bankruptcy is set forth in our Form 10Q for the quarter ending March 31, 2016.
Phase 2. On February 3, 2016, we filed our Amended Motion to Dismiss the Complaints in Intervention Filed by the Statutory Lien Claimants, which was subsequently amended [Adv. Dkt. No. 284]. The Amended Motion to Dismiss asserted, among other things, that under the terms of the applicable Louisiana Oil Well Lien Statute, the alleged statutory liens of the lien claimants either cannot attach to overriding royalties, or alternatively, that OHA purchased the ORRIs free and clear of the statutory liens because the lien claimants did not provide notice of the liens as required under the statute. We also filed a Motion to Withdraw the Reference of the Phase II Claims from the Bankruptcy Court to the District Court. On May 13, 2016, the Court entered its order granting in part and denying in part OHA’s Motion to Dismiss and Motion to Withdraw Reference [Adv. Dkt. No. 294] and its Report and Recommendation and Memorandum Opinion [Adv. Dkt. No. 293]. Pursuant to the Memorandum Opinion and the Order, the Court determined that under the Louisiana statute, if we purchased our ORRIs without notice of the lien claimants’ liens, in a bona fide transaction, we would take the ORRIs free and clear of the lien claimants’ rights. The Court granted the lien claimants leave to file amended complaints to specifically plead whether we had notice of their alleged privileges at the time we paid the purchase price. To that end, the Court stated that the Amended Motion to Dismiss was denied as to all issues other than the issue of whether we had notice of the lien claimants’ liens and that the Court would review the amended complaints (to determine whether they sufficiently pleaded a claim) [Adv. Dkt. No. 294]. The Bankruptcy Court recommended that the District Court grant the Motion to Withdraw the Reference, but that the Adversary Proceeding remain in the Bankruptcy Court until the time of trial. The District Court entered an order consistent with the Bankruptcy Court’s recommendation on the Motion to Withdraw the Reference.
On May 27, 2016, the Intervenors filed their amended complaints, which made new allegations with respect to the issue of notice. Accordingly, on June 9, 2016, we filed our Motion to Dismiss the amended complaints [Adv. Dkt. No. 310] asserting that the allegations regarding notice are insufficient to state a claim under the statute.
On August 19, 2016, the Bankruptcy Court entered its order [Adv. Dkt. No. 325] and its related Report and Recommendation [Adv. Dkt. No. 326] dismissing, with prejudice, the Intervenors’ amended complaints. The Bankruptcy Court’s order and the related Report and Recommendation recommends, to the District Court, that Phase II of the lawsuit be fully resolved in our favor. The Report and Recommendation was docketed in the United States District Court for the Southern District of Texas, Case No. 4:16-CV-02556. On September 2, 2016, certain of the Intervenors filed their Objection to Judge Isgur’s Report and Recommendation [Dist. Dkt. No. 3] arguing that the Bankruptcy Court’s conclusions were erroneous, and that the Intervenors were not required to give notice to OHA in order for their alleged liens to attach. We filed a limited objection to the Report and Recommendation arguing that the Report and Recommendation should be affirmed, but even if notice were not required under the statute, the Intervenors’ alleged liens could not have attached to the ORRIs in the first instance. On March 9, 2017 the District Court entered a Memorandum Opinion and Order [Dist. Dkt. No. 17] (the “District Court’s Order”) adopting the Bankruptcy Court’s Report and Recommendation and dismissing the Intervenors’ claims with prejudice. The Intervenors may elect to appeal the District Court’s Order to the United States Court of Appeals for the Fifth Circuit or seek other judicial relief.
As of December 31, 2016, our unrecovered investment was $31.1 million, and we had received aggregate royalty payments of $37.5 million since the date of ATP’s bankruptcy filing. As of December 31, 2016, we had incurred legal and consulting fees totaling $5.9 million in connection with the enforcement of our rights under the ORRIs. On various occasions, we have provided notice that such legal expenses will be added to our unrecovered investment balance to the extent they are not reimbursed. To date, we have not received any payments on account of legal expenses aside from our receipt of regular monthly production payments. As a result, we add our legal expenses to the unrecovered investment balance in accordance with our transaction documents. As of December 31, 2016, $5.4 million of the $5.9 million in legal and consulting fees have been added to, and are thus included in the unrecovered investment balance under the terms of our transaction documents. The remaining amounts of legal and consulting fees have been expensed to professional fees, thus, not included in the unrecovered investment balance at December 31, 2016. We note that the fair value of our investment in ATP ORRI decreased from $11.8 million as of December 31, 2015 to $0 as of December 31, 2016 as of the result of the cessation of monthly production payments.
Through December 31, 2016, we received post-petition royalty payments from the Gomez properties and the Telemark properties in the amount of $8.3 million and $29.2 million, respectively. It is estimated that the statutory lien claims asserted by the intervenors in the Adversary Proceeding against our ORRIs are in the principal amount of approximately $35.2 million. At

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2016

this time, we estimate that there are potential statutory lien claims (including the claims of the intervenors in the Adversary Proceeding, without regard to the validity of such claims) in the principal amount of approximately $54.2 million. To the extent the Intervenors elect to appeal the District Court’s Order and it is reversed on appeal, we have or will assert that we have viable defenses with respect to all of the claims of the statutory lien claimants or any other claim which seeks to avoid or disgorge any pre-petition or post-petition royalty payment which we received in respect of the Telemark or Gomez properties. In the event that the District Court’s Order is reversed on appeal, and to the extent we do not prevail on our defenses to the statutory lien claims or any other claim seeking to avoid or disgorge pre-petition or post-petition royalty payments, we contend that, pursuant to the terms of our transaction documents, we are entitled to include any amounts disgorged on account of any such claims into the unrecovered investment balance of our ORRIs. Moreover, to the extent we do not prevail on our defenses to any action brought by the holder of a statutory lien claim, we contend that we would be permitted to seek contribution from other ORRI and net profits interest holders with respect to any disgorged amounts.
However, in the event the District Court’s Order is reversed on appeal and our defenses to the claims of the statutory lien claimants are unsuccessful or we otherwise become liable for disgorgement of any pre-petition or post-petition royalty payments which we have received from either the Gomez or Telemark properties, the remaining oil and gas reserves associated with the Telemark properties may be insufficient to provide for a full recovery on our investment. In the event that it is determined that we are not entitled to include amounts disgorged on account of statutory lien claims or other claims, if any, into the unrecovered investment balance of our ORRIs, any disgorged amounts will result in a failure to achieve our anticipated return and/or a loss on our investment.
While we intend to vigorously defend our legal positions in the Adversary Proceeding, there can be no assurance that we will ultimately prevail in any or all of these matters.
Bennu Titan Bankruptcy. On August 11, 2016, an involuntary Chapter 11 bankruptcy petition was filed by Beal Bank USA against Bennu Titan LLC (formerly known as ATP Titan LLC), an indirect subsidiary of Bennu Oil & Gas, LLC, and the owner of the floating production platform in the Gulf of Mexico that processes and transports hydrocarbons produced from the Telemark properties, in which OHA owns the ORRI. An order for relief was entered on September 9, 2016, in the case styled In re Bennu Titan LLC (f/k/a ATP Titan LLC), Case No. 16-11870, in the United States Bankruptcy Court for the District of Delaware. We are not a creditor in this bankruptcy case.
Bennu Oil & Gas Bankruptcy. On November 30, 2016, Bennu Oil & Gas, LLC filed a Chapter 7 bankruptcy in the Bankruptcy Court for the Southern District of Texas, Case No. 16-35930. Two of its affiliates, Bennu Blocker, Inc., Case No. 16-35931, and Bennu Holdings, LLC, Case No. 16-35932, likewise filed on that date.
On November 30, 2016, Bennu Oil & Gas, LLC moved to reject the Platform Use Agreement with Bennu Titan, LLC for the drilling and production platform commonly known as the Titan Platform. On January 4, 2017, the Bankruptcy Court entered an order approving the rejection of the Platform Use Agreement effective November 30, 2016.
On January 26, 2017, the Delaware Bankruptcy Court entered an order transferring the Bennu Titan case to the Bankruptcy Court for the Southern District of Texas so that the affiliated cases will be in the same court.
The “meeting of creditors” in the Bennu Oil & Gas bankruptcy case was held on January 26, 2017. The Chapter 7 Trustee reported that she is in the process of working with the Bennu Oil & Gas lenders on a plan to market the leases including the Telemark properties.
Status of Telemark Leases. The Telemark properties are comprised of three leases: Mississippi Canyon Block 942 known as OCS-G 24130 (“MC 942”); Mississippi Canyon Block 941 known as OCS-G 16661 (“MC 941”); and Atwater Valley Block 63 known as OCS-G 13198 (“AT 63”). At the meeting of creditors, Bennu officers testified that the well on the AT 63 lease stopped producing in May, 2016. Prior to filing bankruptcy, Bennu Oil & Gas shut in all of the wells on the other two Telemark leases on November 30, 2016. Accordingly, the leases will expire in 180 days from the date of last production unless production is resumed or the BOEM grants a deferral of the requirement to produce (known as a Suspense of Operations (“SOO”) or Suspense of Production (“SOP”). Based on the testimony at the meeting of creditors, we understand that Bennu Oil & Gas applied for an SOP for the AT 63 lease and the government has not ruled on the request. The Trustee’s counsel reported that the Trustee filed an amended request for an SOP for the AT 63 lease. There is no assurance that the government will grant the request for an SOP or any future request for an SOP on the Telemark leases. If the requests are not granted, the Telemark leases will expire 180 days from the date of last production.

Note 8: Dividends and Distributions

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2016

We declared dividends for the years ended December 31, 2016 and December 31, 2015 totaling $4.8 million, or $0.24 per share, and $9.7 million, or $0.48 per share, respectively. The tax characteristics of deemed distributions in 2016 represented $5.8 million from ordinary income, none from return of capital and none from capital gains. The tax characteristics of deemed distributions in 2015 represented $11.0 million from ordinary income, none from return of capital and none from capital gains. For tax purposes, 10% of the $1.2 million dividend declared in December 2016 and paid on January 9, 2017 was deemed to be distributed in 2016 and 90% was deemed to be distributed in 2017. Also, the $2.4 million dividend declared in December 2015 and paid on January 8, 2016, 15% was deemed to be distributed in 2015 and 85% was deemed to be distributed in 2016 for tax purposes.
The following table summarizes the differences between financial statement net increase in net assets resulting from operations and taxable income available for distribution to stockholders for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Year Ended December 31,
	2016	2015	2014
Net increase (decrease) in net assets resulting from operations	$(25,446)	$(31,222)	$(22,231)
Adjustments:
Net change in unrealized (appreciation) depreciation, net of income tax (benefit) provision	4,938	40,973	12,999
Net amortization of insurance premiums	—	—	727
Net revenue, income and expenses from Taxable Subsidiaries	(328)	(472)	(92)
Realized (gain) loss of Taxable Subsidiaries	6,626	441	252
Realized (gain) loss offset by capital loss carryforwards	20,385	(222)	12,175
Defaulted loan interest	196	2,209	1,055
Costs related to strategic alternatives review	(542)	(615)	1,947
Income from investment in Passive Foreign Investment Company	—	(96)	96
Reclassification of capital loss on closed options	—	—	—
Allowance for uncollectible interest and dividends	—	—	115
State taxes, tax penalty, interest and fees	(19)	(26)	49
Income tax (benefit) provision	3	6	2
Other	1	(3)	—
Taxable income available for distribution to stockholders	5,814	10,973	7,094
Less:
Dividends declared	4,841	9,736	13,157
Dividends payable at prior year end	2,421	3,299	3,280
Dividends payable at current year end	(1,210)	(2,421)	(3,299)
Current year IRC Section 852(b)(7) dividend payable	121	359	—
Prior year IRC Section 852(b)(7) dividend payable	(359)	—	(2,579)
Current year deemed distributions	5,814	10,973	10,559
Over distribution	$—	$—	$(3,465)

As of December 31, 2016, the components of net assets (excluding paid in capital) on a tax basis consisted of net unrealized depreciation on portfolio investments of $73.3 million and other temporary differences of $2.9 million. As of December 31, 2016, we had long-term and short-term capital loss carryforwards of $59.3 million and $0.6 million, respectively, which do not expire. In addition, we have a $22.4 million remaining capital loss carryforward balance generated in the year ended December 31, 2010, that expires in 2018, for a total remaining capital loss carryforward of $82.3 million at December 31, 2016. At December 31, 2016, the aggregate cost of total portfolio investments for federal income tax purposes was $218.3 million, resulting in gross unrealized appreciation of $1.3 million and gross unrealized depreciation of $74.6 million. The

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2016

difference between cost of investments for book and tax amounts for federal income tax purposes was due primarily to timing differences in recognizing certain gains and losses on investment transactions.
Note 9: Reclassifications
GAAP requires adjustments to certain components of net assets to reflect permanent differences between financial and tax reporting. These reclassifications have no effect on total net assets or net asset value per share. These reclassifications are primarily due to reclassification of the distribution of dividends paid, non-deductible meal expenses, income and expenses from wholly owned subsidiaries, amortization of insurance premiums, costs related to strategic alternatives review and tax basis adjustments for investments sold. The table below summarizes the reclassifications from undistributed net investment income (loss), undistributed net realized capital gain (loss), and paid-in capital in excess of par for the years ended December 31, 2016, 2015, and 2014 (in thousands):

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2016

Year	Undistributed Net Investment Income (Loss)	Undistributed Net Realized Capital Gain (Loss)	Paid-in Capital in Excess of Par
2016	$1,413	$4,869	$(6,282)
2015	(1,615)	1,678	(63)
2014	5,978	(1,693)	(4,285)
Note 10: Fair Value
Our investments consisted of the following as of December 31, 2016 and 2015:

	December 31, 2016				December 31, 2015
(Dollar amounts in thousands)	Cost	% of total	Fair Value	% of total	Cost	% of total	Fair Value	% of total

Portfolio investments
First lien secured debt	$—	—%	$—	—%	$22,150	8.1%	$3,340	1.7%
Second lien debt	48,002	22.3%	35,966	24.8%	73,791	26.9%	69,508	33.1%
Subordinated debt	38,958	18.2%	33,704	23.2%	47,517	17.3%	37,836	18.0%
Limited term royalties	27,845	13.0%	—	—%	27,709	10.1%	11,845	5.6%
Redeemable preferred units	55,662	26.0%	32,876	22.7%	51,273	18.7%	43,939	21.0%
CLO residual interests	1,529	0.7%	1,773	1.2%	6,327	2.3%	5,659	2.7%
Membership and partnership units	2,500	1.2%	686	0.5%	10,500	3.8%	2,583	1.2%
Total portfolio investments	174,496	81.4%	105,005	72.4%	239,267	87.2%	174,710	83.3%
Government securities
U.S. Treasury Bills	39,997	18.6%	39,997	27.6%	34,997	12.8%	34,997	16.7%
Total investments	$214,493	100.0%	$145,002	100.0%	$274,264	100.0%	$209,707	100.0%

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

Fair value accounting classifies financial assets and liabilities in their entirety based on the lowest level of input that is significant to the estimated fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment that may affect the valuation of assets and liabilities and their placement within the fair value hierarchy levels. Any transfers between levels are disclosed, effective at the end of the period.

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2016

We did not have any liabilities carried at fair value at December 31, 2016 or December 31, 2015. Amounts under our Credit Facility and Investment Facility are carried at amortized cost in the Consolidated Balance Sheets. As of December 31, 2016, the fair value of our Credit Facility approximated its carry value of $39.1 million. As of December 31, 2015, the carry value of our Investment Facility was $72.0 million and the estimated fair value was $69.3 million. The estimated fair value of the Credit Facility is determined by discounting projected remaining payments using market interest rates for borrowings of the Company.
During fourth quarter of 2016, our investment in Gramercy Park CLO Ltd., a CLO residual interest, transferred from Level 2 to Level 3 category as a result of the lack of quoted prices for similar instruments in active markets. There were no other transfers between levels as of December 31, 2016. During 2015, there were no transfers between Levels 3, 2 or 1 categories. During 2016 and 2015, none of our investments in portfolio companies changed between the categories of Control Investments, Affiliate Investments and Non-Affiliate Investments.
The following tables set forth our financial assets by level within the fair value hierarchy that we accounted for at fair value as of December 31, 2016 and 2015 (in thousands):

December 31, 2016	Total	Level 1	Level 2	Level 3
Portfolio investments
Affiliate investments
Subordinated debt	16,464	—	—	16,464
Equity securities	686	—	—	686
Total affiliate investments	17,150	—	—	17,150
Non-affiliate investments
Second lien debt	35,966	—	26,829	9,137
Subordinated debt	17,240	—	17,240	—
Redeemable preferred units	32,876	—	—	32,876
CLO residual interests	1,773	—	—	1,773
Total non-affiliate investments	87,855	—	44,069	43,786
Total portfolio investments	105,005	—	44,069	60,936
Government securities
U.S. Treasury Bills	39,997	39,997	—	—
Total investments	$145,002	$39,997	$44,069	$60,936

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2016

December 31, 2015	Total	Level 1	Level 2	Level 3
Portfolio investments
Control investments
First lien secured debt	$1,000	$—	$—	$1,000
Total control investments	1,000	—	—	1,000
Affiliate investments
Subordinated debt	16,310	—	—	16,310
Equity securities	2,583	—	—	2,583
Total affiliate investments	18,893	—	—	18,893
Non-affiliate investments
First lien secured debt	2,340	—	—	2,340
Second lien debt	69,508	—	48,154	21,354
Subordinated debt	21,526	—	13,606	7,920
Limited term royalties	11,845	—	—	11,845
Redeemable preferred units	43,939	—	—	43,939
CLO residual interests	5,659	—	5,659	—
Total non-affiliate investments	154,817	—	67,419	87,398
Total portfolio investments	174,710	—	67,419	107,291
Government securities
U.S. Treasury Bills	34,997	34,997	—	—
Total investments	$209,707	$34,997	$67,419	$107,291

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2016

The following table presents a roll-forward of the changes in fair value during the years ended December 31, 2016 and 2015 for all investments for which we determine fair value using unobservable (Level 3) factors (in thousands):

	First Lien Secured Debt and Limited Term Royalties	Second Lien Debt	Subordinated Debt and Redeemable Preferred Units	Royalty Interests, Contingent Earn-out and Equity Securities	CLO Residual Interest	Total Investments
Fair value at December 31, 2014	$34,970	$21,835	$79,606	$2,147	—	$138,558
Total gains, (losses) and amortization:
Net realized gains (losses)	—	—	—	199	—	199
Net unrealized gains (losses)	(16,949)	(3,123)	(14,180)	998	—	(33,254)
Net amortization of premiums, discounts and fees	134	275	68	—	—	477
New investments, repayments and settlements, net:
New investments	4,683	21,566	800	—	—	27,049
Payment-in-kind	710	84	1,875	—	—	2,669
Repayments and settlements	(8,363)	(19,283)	—	(761)	—	(28,407)
Fair value at December 31, 2015	15,185	21,354	68,169	2,583	—	107,291
Total gains, (losses) and amortization:
Net realized gains (losses)	(19,807)	—	(800)	(6,565)	—	(27,172)
Net unrealized gains (losses)	6,829	(8,528)	(14,597)	6,103	—	(10,193)
Net amortization of premiums, discounts and fees	57	73	151	—	—	281
New investments, repayments and settlements, net:
New investments	—	—	—	—	—	—
Payment-in-kind	136	15	5,417	—	—	5,568
Repayments and settlements	(2,400)	(3,777)	(9,000)	(1,435)	—	(16,612)
Transfers into Level 3	—	—	—	—	1,773	1,773
Fair value at December 31, 2016	$—	$9,137	$49,340	$686	$1,773	$60,936
Net change in unrealized gains (losses) from investments still held as of reporting date:
December 31, 2016	$6,829	$(8,528)	$(14,597)	$6,103	$—	$(10,193)
December 31, 2015	$(6,973)	$(1,623)	$(1,945)	$1,295	$—	$(9,246)
We present net unrealized gains (losses) on our Consolidated Statements of Operations as “Net unrealized appreciation (depreciation) on investments.”

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2016

The following table summarizes the significant unobservable inputs in the fair value measurements of our Level 3 investments by category of investment and valuation technique as of December 31, 2016 (fair value in thousands):

Type of Investment	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs	Weighted Average

Non-Energy Investments:
Second lien debt	$9,137	Market comparables	EBITDA multiples	11.0x - 16.0x	12.9x

Subordinated debt	16,464	Market comparables	EBITDA multiples	5.0x - 6.0x	5.5x

CLO residual interest	1,773	Net asset value with discount rate	Discount rate	15%	15%

Equity securities	686	Market comparables	EBITDA multiples	5.0x - 6.0x	5.5x
	$28,060

Energy Investments:
Redeemable preferred units	$32,876	Discounted cash flow	Discount rate	10%	10%
		Market comparables	EBITDA	3.0x - 5.0x	4.0x
			Reserve multiple(1)	$1.50 - $1.70	$1.60
			Production multiple(2)	$4,500 - $6,100	$5,300

Total Level 3 investments	$60,936
(1) Based on price per thousand cubic fee of natural gas.
(2) Based on price per million cubic feet equivalent of natural gas per day.

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of December 31, 2016. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market multiples would result in an increase or decrease, respectively in the fair value.

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2016

Note 11: Financial Highlights

	Year Ended December 31,
Per Share Data(1)	2016	2015	2014	2013	2012

Net asset value, beginning of period	$5.49	$7.48	$9.20	$9.57	$9.26
Net investment income	0.32	0.49	0.16	0.61	0.55
Net realized and unrealized gain (loss) on investments(2)	(1.58)	(2.03)	(1.24)	(0.42)	0.26
Net increase (decrease) in net assets resulting from operations	(1.26)	(1.54)	(1.08)	0.19	0.81
Distributions to common stockholders
Distributions from net investment income	(0.24)	(0.48)	(0.47)	(0.64)	(0.57)
Return of capital	—	—	(0.17)	—	—
Net decrease in net assets from distributions	(0.24)	(0.48)	(0.64)	(0.64)	(0.57)
Effect of shares repurchased, gross	—	0.03	—	0.08	0.07
Net asset value, end of period	$3.99	$5.49	$7.48	$9.20	$9.57

Market value, beginning of period	$3.80	$4.69	$7.47	$7.22	$7.19
Market value, end of period	$1.72	$3.80	$4.69	$7.47	$7.22
Market value return(3)	(50.2)%	(10.7)%	(30.2)%	12.9%	8.4%
Net asset value return(4)	(20.0)%	(19.1)%	(9.7)%	4.9%	11.5%

Ratios and Supplemental Data
($ and shares in thousands)
Net assets, end of period	$80,493	$110,780	$154,164	$188,552	$201,266
Average net assets	$99,220	$143,394	$176,556	$192,392	$202,519
Common shares outstanding, end of period	20,172	20,172	20,616	20,499	21,020
Total operating expenses/average net assets(5)	11.5%	8.3%	10.7%	7.9%	5.7%
Net investment income/average net assets(5)(7)	6.6%	7.0%	1.8%	6.5%	5.8%
Portfolio turnover rate	4.8%	26.7%	34.2%	43.6%	47.3%

Expense Ratios (as a percentage of average net assets)(4)
Interest expense and bank fees	3.9%	2.4%	1.2%	1.7%	1.0%
Management and incentive fees(6)	3.2%	2.8%	2.6%	3.1%	2.3%
Costs related to strategic alternatives review	—%	—%	3.4%	0.3%	—%
Other operating expenses including provision for income taxes(5)(7)	4.4%	3.2%	3.5%	2.8%	2.4%
Total operating expenses including provision for income taxes(5)(7)	11.5%	8.4%	10.7%	7.9%	5.7%
_______________

(1)	Per Share Data is based on weighted average number of common shares outstanding for the period.

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2016

(2)
May include a balancing amount necessary to reconcile the change in net asset value per share with other per share information presented. This amount may not agree with the aggregate gains and losses for the period because the difference in the net asset value at the beginning and end of the period may not equal the per share changes of the line items disclosed.

(3)
Total return based on market value is calculated as the change in market value per share during the respective periods, assuming dividends and distributions, if any, are reinvested in accordance with the Company's dividend reinvestment plan.

(4)
Total return based on net asset value is calculated as the change in net asset value per share during the respective periods, assuming dividends and distributions, if any, are reinvested in accordance with the Company's dividend reinvestment plan.

(5)
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

(7)
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

Note 12: Selected Quarterly Financial Data (unaudited)

	Investment Income		Net Investment Income (Loss)		Net Realized and Unrealized Gain (Loss) on Investments		Net Increase (Decrease) in Net Assets Resulting from Operations
Quarter Ended	Total	Per Share	Total	Per Share	Total	Per Share	Total	Per Share
	(In thousands, except per share amounts)
March 31, 2015	$4,816	$0.23	$2,169	$0.11	$(4,054)	$(0.20)	$(1,885)	$(0.09)
June 30, 3015	5,914	0.29	2,498	0.12	(2,982)	(0.15)	(484)	(0.02)
September 30, 2015	5,088	0.25	2,081	0.10	(8,728)	(0.43)	(6,647)	(0.33)
December 31, 2015	6,231	0.31	3,221	0.16	(25,427)	(1.26)	(22,206)	(1.10)
March 31, 2016	5,157	0.26	1,835	0.09	(13,499)	(0.67)	(11,664)	(0.58)
June 30, 3016	4,373	0.22	1,354	0.07	(1,239)	(0.06)	115	0.01
September 30, 2016	4,321	0.21	1,700	0.08	(4,312)	(0.21)	(2,612)	(0.13)
December 31, 2016	4,037	0.20	1,614	0.08	(12,899)	(0.64)	(11,285)	(0.56)

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

In connection with the preparation of this Annual Report on Form 10-K, as of the end of the fiscal period covered by this Annual Report on Form 10-K (December 31, 2016), we performed an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2016, our disclosure controls and procedures were effective in providing reasonable assurance (i) that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) that such information is accumulated and communicated to management in a manner that allows timely decisions regarding required disclosure.
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
Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2016. In making its assessment of internal control over financial reporting, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commissions (COSO) in Internal Control — Integrated Framework. Based on the results of this evaluation, management has determined that, as of December 31, 2016, our internal control over financial reporting is effective based on the criteria in Internal Control — Integrated Framework issued by COSO.
Our independent registered public accounting firm that has audited our financial statements has also audited the effectiveness of our internal control over financial reporting as of December 31, 2016, as stated in their report included herein.
Changes in Internal Control Over Financial Reporting
No changes to our internal control over financial reporting occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act).

Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
We hereby incorporate by reference the information required by Item 10 of Form 10-K from the information appearing in our definitive Proxy Statement relating to our 2017 annual meeting of stockholders, which will be filed pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2016.
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
Item 11. Executive Compensation
We hereby incorporate by reference the information required by Item 11 of Form 10-K from the information appearing in our definitive Proxy Statement relating to our 2017 annual meeting of stockholders, which will be filed pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2016.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
We hereby incorporate by reference the information required by Item 12 of Form 10-K from the information appearing in our definitive Proxy Statement relating to our 2017 annual meeting of stockholders, which will be filed pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2016.

Item 13. Certain Relationships and Related Transactions
We hereby incorporate by reference the information required by Item 13 of Form 10-K from the information appearing in our definitive Proxy Statement relating to our 2017 annual meeting of stockholders, which will be filed pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2016.

Item 14. Principal Accountant Fees and Services
We hereby incorporate by reference the information required by Item 14 of Form 10-K from the information appearing in our definitive Proxy Statement relating to our 2017 annual meeting of stockholders, which will be filed pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2016.

PART IV
Item 15. Exhibits, Financial Statement Schedules

(a)	We are filing the following documents as a part of this Annual Report on Form 10-K:

(a)	Financial Statements

(b)	Exhibits required to be filed by Item 601 of Regulation S-K
See “Index to Exhibits” following the signature page for a description of the exhibits filed as part of this Annual Report on Form 10-K.

Schedule 12 – 14
OHA INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES(1)
December 31, 2016
(In Thousands)

Portfolio Company	Investment(2)	Year Ended December 31, 2016 Amount of Interest or Royalties Credited to Income(3)	December 31, 2015 Fair Value	Gross Additions(4)	Gross Reductions(5)	December 31, 2016 Fair Value
Control Investments
Contour Highwall Holdings, LLC	Term Loan	$—	$1,000	$—	$(1,000)	$—
	Promissory Note	—	—	—	—	$—
	Membership Units	—	—	—	—	—
Spirit Resources, LLC	Tranche A Term Loan	—	—	—	—	—
	Tranche B Term Loan	—	—	—	—	—
	Preferred Units	—	—	—	—	—
	Overriding Royalty Interests	—	—	—	—	—
Subtotal Control Investments		$—	$1,000	$—	$(1,000)	$—
Affiliate Investments
OCI Holdings, LLC	Subordinated Note	$2,923	$16,310	$1,077	$(923)	$16,464
	OHA/OCI Investments, LLC Units	—	2,583	—	(1,897)	686
Subtotal Affiliate Investments		$2,923	$18,893	$1,077	$(2,820)	$17,150
Total Control Investments and Affiliate Investments		$2,923	$19,893	$1,077	$(3,820)	$17,150
_______________

(1)	This schedule should be read in conjunction with our Consolidated Financial Statements for the year ended December 31, 2016.

(2)
Units and common stock are generally non-income producing and restricted. The principal amount for debt, number of shares of common stock or number, or percentage of, units is shown in the Consolidated Schedule of Investments as of December 31, 2016.

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

Date: March 14, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. This document may be executed by the signatories hereto on any number of counterparts, all of which constitute one and the same instrument.

Signature	Title	Date
/s/ STEVEN T. WAYNE	President and Chief Executive Officer	March 14, 2017
Steven T. Wayne	(Principal Executive Officer)
/s/ CORY E. GILBERT	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 14, 2017
Cory E. Gilbert
/s/ GLENN R. AUGUST	Director and Chairman of the Board	March 14, 2017
Glenn R. August
/s/ ALAN M. SCHRAGER	Director	March 14, 2017
Alan M. Schrager
/s/ STUART I. ORAN	Director	March 14, 2017
Stuart I. Oran
/s/ JAMES A. STERN	Director	March 14, 2017
James A. Stern
/s/ FRANK V. TANNURA	Director	March 14, 2017
Frank V. Tannura

INDEX TO EXHIBITS

Exhibit No.	Exhibit
3.1	Articles of Incorporation (filed as Exhibit (a)(1) to our Registration Statement on Form N-2 filed on August 16, 2004 (Registration No. 333-118279) and incorporated herein by reference)
3.2	Articles of Amendment and Restatement (filed as Exhibit 3.2 to our Annual Report on Form 10-K filed on April 12, 2005 and incorporated herein by reference)
3.3	Second Amended and Restated Bylaws (filed as Exhibit 3.3 to our Annual Report on Form 10-K filed on March 15, 2016 and incorporated herein by reference)
4.1	Form of Stock Certificate (filed as Exhibit 4.1 to our Annual Report on Form 10-K filed on March 12, 2015 and incorporated herein by reference)
4.2	Dividend Reinvestment Plan (filed as Exhibit 4.2 to our Annual Report on Form 10-K filed on March 12, 2015 and incorporated herein by reference)
10.1
Stock Purchase and Transaction Agreement dated as of July 21, 2014 by and among Registrant, OHA BDC Investor, LLC and Oak Hill Advisors, L.P. (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on July 21, 2014, and incorporated herein by reference)

10.2
Investment Advisory Agreement, dated September 30, 2014, between OHA Investment Corporation and Oak Hill Advisors, L.P. (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on October 2, 2014, and incorporated herein by reference)

10.3
Administration Agreement dated September 30, 2014, between OHA Investment Corporation and Oak Hill Advisors, L.P. (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on October 2, 2014, and incorporated herein by reference)

10.4
Form of Indemnity Agreement between the Registrant and the directors and officers of the Registrant (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on November 7, 2014 and incorporated herein by reference)

10.5
Security Procedure Agreement, dated January 23, 2015, by and between OHA Investment Corporation and Wells Fargo Bank, National Association (filed as Exhibit 10.18 to our Quarterly Report on Form 10-Q filed on August 6, 2015 and incorporated herein by reference)

10.6
Amendment to Security Procedure Agreement, dated June 18, 2015, by and between OHA Investment Corporation and Wells Fargo Bank, National Association (filed as Exhibit 10.19 to our Quarterly Report on From 10-Q filed on August 6, 2015 and incorporated herein by reference)

10.7
Credit Agreement dated September 9, 2016, by and among OHA Investment Corporation, the lenders from time to time thereto and MidCap Financial Trust as administrative agent (filed as Exhibit 10.20 to our Current Report on Form 8-K filed on September 12, 2016 and incorporated herein by reference)

10.8
Security Agreement, dated September 9, 2016, by and among OHA Investment Corporation, the subsidiary guarantors party thereto and MidCap Financial Trust, as administrative agent (filed as Exhibit 10.21 to our Current Report on Form 8-K filed on September 12, 2016 and incorporated herein by reference)

10.9
Guaranty Agreement, dated September 9, 2016, by and among the subsidiary guarantors and MidCap Financial Trust, as administrative agent (filed as Exhibit 10.22 to our Current Report on Form 8-K filed on September 12, 2016 and incorporated herein by reference)

10.10
Custodial Agreement dated September 26, 2016, between OHA Investment Corporation and Wells Fargo Bank, National Association (filed as Exhibit 10.22 to our Quarterly Report on Form 10-Q filed on November 14, 2016 and incorporated herein by reference)

14.1*	Code of Business Conduct and Ethics
14.2*	Code of Ethics adopted October 15, 2016
21.1*	Subsidiaries
31.1*	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Executive Officer
31.2*	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Financial Officer
32.1*	Section 1350 Certification by the Chief Executive Officer
32.2*	Section 1350 Certification by the Chief Financial Officer
*	Filed herewith.