Form 10-Q
period 2017-03-31
OHA Investment Corp
filed 2017-05-15
CIK 1297704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
or
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 15, 2017, there were 20,172,392 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

OHA INVESTMENT CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2017	December 31, 2016
	(unaudited)
Assets
Investments in portfolio securities at fair value
Control investments (cost: $0 and $0, respectively)	$—	$—
Affiliate investments (cost: $20,530 and $19,724, respectively)	17,658	17,150
Non-affiliate investments (cost: $157,021 and $154,772, respectively)	71,024	87,855
Total portfolio investments (cost: $177,551 and $174,496, respectively)	88,682	105,005
Investments in U.S. Treasury Bills at fair value (cost: $39,997 and $39,997, respectively)	39,997	39,997
Total investments	128,679	145,002
Cash and cash equivalents	9,312	16,533
Accounts receivable and other current assets	39	33
Interest receivable	687	1,313
Due from broker	3,551	—
Prepaid assets	11	17
Total current assets	13,600	17,896
Total assets	$142,279	$162,898

Liabilities
Current liabilities
Distributions payable	$403	$1,210
Accounts payable and accrued expenses	1,504	1,999
Due to affiliate (Note 4)	169	220
Management and incentive fees payable (Note 4)	570	635
Income taxes payable	32	28
Repurchase agreement	39,200	39,200
Short-term debt, net of debt issuance costs	39,402	—
Total current liabilities	81,280	43,292
Long-term debt, net of debt issuance costs	—	39,113
Total liabilities	81,280	82,405
Commitments and contingencies (Note 6)
Net assets
Common stock, $.001 par value, 250,000,000 shares authorized; 20,172,392 and 20,172,392 shares issued and outstanding, respectively	20	20
Paid-in capital in excess of par	235,703	235,703
Undistributed net investment loss	(3,083)	(2,873)
Undistributed net realized capital loss	(85,884)	(85,979)
Net unrealized depreciation on investments	(85,757)	(66,378)
Total net assets	60,999	80,493
Total liabilities and net assets	$142,279	$162,898
Net asset value per share	$3.02	$3.99
(See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	For the three months ended March 31,
	2017	2016
Investment income:
Interest income:
Affiliate investments	$895	$675
Non-affiliate investments	1,509	3,138
Dividend income:
Non-affiliate investments	—	1,313
Other income	51	31
Total investment income	2,455	5,157
Operating expenses:
Interest expense and bank fees	974	1,088
Management and incentive fees (Note 4)	570	930
Professional fees	271	720
Other general and administrative expenses	382	506
Directors fees	61	61
Total operating expenses	2,258	3,305
Income tax provision, net	4	17
Net investment income	193	1,835
Realized and unrealized gain (loss) on investments:
Net realized capital gain on investments
Control investments	1	—
Non-affiliate investments	94	24
Provision for taxes on realized gain	—	—
Total net realized capital gain on investments	95	24
Net unrealized appreciation (depreciation) on investments
Control investments	—	—
Affiliate investments	(299)	(35)
Non-affiliate investments	(19,080)	(13,488)
Total net unrealized depreciation on investments	(19,379)	(13,523)

Net decrease in net assets resulting from operations	$(19,091)	$(11,664)

Net decrease in net assets resulting from operations per common share	$(0.95)	$(0.58)

Distributions declared per common share	$0.02	$0.06
Weighted average shares outstanding - basic and diluted	20,172	20,172

 (See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
(in thousands, except per share data)
(unaudited)

	For the three months ended March 31,
	2017	2016
Increase (decrease) in net assets from operations
Net investment income	$193	$1,835
Net realized capital gain (loss) on investments	95	24
Net unrealized depreciation on investments	(19,379)	(13,523)
Net decrease in net assets resulting from operations	(19,091)	(11,664)
Distributions to common stockholders
Distributions from net investment income	(403)	(1,210)
Net decrease in net assets from distributions	(403)	(1,210)
Net decrease in net assets	(19,494)	(12,874)
Net assets, beginning of period	80,493	110,780
Net assets, end of period	$60,999	$97,906
Net asset value per common share at end of period	$3.02	$4.85
Common shares outstanding at end of period	20,172	20,172

(See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the three months ended March 31,
	2017	2016
Cash flows from operating activities:
Net decrease in net assets resulting from operations	$(19,091)	$(11,664)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash provided by (used in) operating activities:
Payment-in-kind interest	(1,445)	(1,439)
Net amortization of premiums, discounts and fees	(81)	(62)
Net realized capital loss (gain) on investments	(95)	(24)
Net unrealized depreciation on investments	19,379	13,523
Purchase of investments in portfolio securities	(9,925)	(1,571)
Proceeds from redemption or sale of investments in portfolio securities	8,490	437
Purchase of investments in U.S. Treasury Bills	(40,000)	(35,000)
Proceeds from redemption of investments in U.S. Treasury Bills	40,000	34,997
Amortization of debt issuance costs on Credit Facility	289	—
Effects of changes in operating assets and liabilities:
Accounts receivable and other current assets	(6)	507
Interest receivable	626	339
Due from broker	(3,551)	(437)
Due to broker	—	(5,226)
Prepaid assets	6	192
Due to affiliate	(51)	(172)
Payables and accrued expenses	(556)	(757)
Net cash used in operating activities	(6,011)	(6,357)
Cash flows from financing activities:
Borrowings under credit facilities	—	8,500
Borrowings under repurchase agreement	39,200	34,300
Repayments on credit facilities	—	(13,000)
Repayments on repurchase agreement	(39,200)	(34,300)
Acquisition of common stock under repurchase plan	—	—
Distributions to stockholders	(1,210)	(2,421)
Net cash used in financing activities	(1,210)	(6,921)
Net change in cash and cash equivalents	(7,221)	(13,278)
Cash and cash equivalents, beginning of period	16,533	15,554
Cash and cash equivalents, end of period	$9,312	$2,276

(See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2017
(in thousands, except share amounts and percentages)
(unaudited)

Portfolio Company	Industry Segment	Investment(1)	Principal	Cost	Fair Value(2)

Control Investments - (More than 25% owned)
Subtotal Control Investments - (More than 25% owned)				$—	$—

Affiliate Investments - (5% to 25% owned)
OCI Holdings, LLC	Home Health Services	Subordinated Note (LIBOR+ 12.0% cash with a 1.0% floor plus 3.0% PIK, due 8/15/2018)(7)	$18,122	$18,030	$17,216
OCI Holdings, LLC	Home Health Services	100% of Class A Units in OHA/OCI Investments, LLC representing 20.8% diluted ownership of OCI Holdings, LLC(14)		2,500	442
Subtotal Affiliate Investments - (5% to 25% owned)				$20,530	$17,658

Non-affiliate Investments - (Less than 5% owned)
Castex Energy 2005, LP	Oil & Natural Gas Production and Development	Redeemable Preferred LP Units (current pay 8.0% cash or 10.0% PIK)(6)(8)	$58,058	$56,315	$12,285
TIBCO Software, Inc.	Software	Senior Unsecured Notes (11.38% due 12/1/2021)(3)	10,100	9,767	11,186
Appriss Holdings, Inc.	Information Services	Second Lien Term Loan (LIBOR+9.25% with a 1.0% floor, due 5/21/2021)(13)	9,323	9,221	9,137
Talos Production, LLC	Oil & Natural Gas Production and Development	Senior Unsecured Notes (9.75%, due 2/15/2018)(3)	12,000	11,984	7,920
Equinox Holdings, Inc.	Leisure Goods, Activities, Movies	Second Lien Term Loan (LIBOR+7.0% with a 1% floor, due 9/8/2024)(3)	$7,000	$6,948	$7,114
Berlin Packaging	Packaging	Second Lien Term Loan (LIBOR+6.75% with a 1.0% floor, due 10/1/2022)(3)	$6,705	$6,415	$6,789
PAE Holding Corp	Aerospace and Defense	Second Lien Term Loan (LIBOR+9.50% with a 1% floor, due 10/20/2023)(3)	5,500	5,341	5,569
Royal Holdings, Inc.	Chemicals	Second Lien Term Loan (LIBOR+7.5% with a 1.0% floor, due 6/19/2023)(3)	5,517	5,479	5,559
WASH Multifamily Acquisition, Inc.	Industrials - Laundry Equipment	Second Lien Term Loan (LIBOR+7.0% with a 1.0% floor, due 5/14/2023)(3)	3,404	3,383	3,404
Gramercy Park CLO Ltd.(5)	Financial Services	Subordinated Notes, Residual Interest (11.95%, based on cost, due 7/17/2023)	9,000	1,072	1,465

(See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2017
(in thousands, except share amounts and percentages)
(unaudited — continued)

Portfolio Company	Industry Segment	Investment(1)	Principal	Cost	Fair Value(2)

Non-affiliate Investments - (Less than 5% owned) - Continued
Coinamatic Canada, Inc.(5)	Industrials - Laundry Equipment	Second Lien Term Loan (LIBOR+7.0% with a 1.0% floor, due 5/14/2023)(3)	596	592	596
ATP Oil & Gas Corporation/Bennu Oil & Gas, LLC	Oil & Natural Gas Production and Development	Limited Term Royalty Interest (notional rate of 13.2%)(9)		27,845	—
Shoreline Energy, LLC	Oil & Natural Gas Production and Development	Second Lien Term Loan (greater of LIBOR+9.25% with a 1.25% floor plus 2.0% PIK, or prime+8.25%, due 3/30/2019)(10)(11)	13,182	12,659	—
Globe BG, LLC	Coal Production	Contingent earn-out related to July 2011 sale of royalty interests in Alden Resources, LLC(12)		—	—
Subtotal Non-affiliate Investments - (Less than 5% owned)				$157,021	$71,024
Subtotal Portfolio Investments (68.9% of total investments)				$177,551	$88,682

GOVERNMENT SECURITIES
U.S. Treasury Bills(4)			$40,000	$39,997	$39,997
Subtotal Government Securities (31.1% of total investments)				$39,997	$39,997

TOTAL INVESTMENTS				$217,548	$128,679

 (See accompanying notes to consolidated financial statements)

NOTES TO CONSOLIDATED SCHEDULE OF INVESTMENTS

(1)
We pledged all of our portfolio investments, except our investments in U.S. Treasury Bills, as collateral for obligations under our Credit Facility. See Note 3 of Notes to Consolidated Financial Statements. Percentages represent interest rates in effect as of March 31, 2017, and due dates represent the contractual maturity dates. Common stock, units and earn-outs are non-income producing securities, unless otherwise stated.

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

OHA INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2017
(in thousands, except share amounts and percentages)
(Unaudited — Continued)

(7)
During the fourth quarter of 2016, we executed a series of amendments to our note purchase and security agreement with OCI Holdings, LLC, or OCI, to allow the company to PIK its LIBOR+12% cash interest for November and December 2016. Also, default interest of $0.1 million and current unpaid interest of $0.4 million was added to the principal balance in the fourth quarter 2016. Effective January 31, 2017, we executed a seventh amendment to our note purchase and security agreement with OCI that allowed the company to PIK its LIBOR+12% cash interest through March 31, 2017. OCI remains in financial covenant default and while in default, we are earning an additional 2% cash interest and 2% PIK interest. In April 2017, we executed an eighth amendment to our note purchase and security agreement with OCI that allows the company to continue to PIK its LIBOR +12% cash interest through June 30, 2017.

(8)
By the terms of our original investment, upon redemption, we were due the outstanding face amount of $50 million, any unpaid and accrued dividends, plus an option to elect to receive either: a) a cash payment resulting in a total 12% return or make-whole (inclusive of the 8% cash distributions even if not paid), or b) our pro rata share of 2% of the outstanding regular limited partner interests in Castex Energy 2005, LP, or Castex, (0.67% net to us).  Castex elected to pay us in PIK for more than two consecutive quarters, causing the return on the initial make-whole calculation to first increase from 12% to 13.5%.  Preferred unit holders had a put right starting on July 1, 2016, which we exercised on that date with respect to all of our preferred units. Castex had 90 days from the receipt of the put notice to redeem.  Castex did not redeem the preferred units within 90 days of the receipt of the put notice. As a result, the make-whole of 13.5% further increased by 4.5%, to 18%, we are entitled to board observation rights as a preferred unit holder, and other covenants apply. If the preferred units are not redeemed within one year from the originally scheduled put closing date (which would be September 29, 2017), Castex and the limited partners must use commonly reasonable efforts to enter into, within 90 days, a 12% dollar denominated production payment transaction with the preferred unit holders exercising the put right, with a 3 year term for such production payment. If such production payment transaction is not consummated within 90 days, Castex must use all available resources to repay preferred units and the preferred return steps up to 25% from that point forward. Amounts shown for principal and cost include PIK dividends that have been added to the principal balance. During the first quarter of 2017, we placed our investment in Castex on non-accrual status based on our March 31, 2017 valuation, which reflects a determination that future payments received from this investment will no longer be sufficient to cover all of the contractual principal and dividend amounts on this investment. The entity through which Castex produces and develops oil and natural gas may undergo a restructuring, bankruptcy, asset sale, or other transaction that could adversely affect the fair value of our investment in Castex, and our expected return. There is no guarantee that the outcome of such a transaction would be favorable to us, or would enhance the value of our preferred LP interest. We are subject to the risk that Castex or its creditors may make business decisions with which we disagree, and that the management may take risks or otherwise act in ways that are adverse to our interests.

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

(11)
On November 2, 2016, Shoreline and seven affiliated debtors (collectively, the "Debtors") each filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas. The Debtors have requested that their cases be jointly administered under Case No. 16-35571.

(12)
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

(13)	On August 10, 2016, the margin was amended to be increased from LIBOR+8.25% with a 1% floor to LIBOR+9.25% with a 1% floor.

(14)	Non-income producing equity security.

OHA INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2016
(in thousands, except share amounts and percentages)

Portfolio Company	Industry Segment	Investment(1)	Principal	Cost	Fair Value(2)

Affiliate Investments - (5% to 25% owned)
OCI Holdings, LLC	Home Health Services	Subordinated Note (LIBOR+ 12.0% cash with a 1% floor plus 3% PIK, due 8/15/2018)(7)	$17,330	$17,224	$16,464
OCI Holdings, LLC	Home Health Services	100% of Class A Units in OHA/OCI Investments, LLC representing 20.8% diluted ownership of OCI Holdings, LLC(15)		2,500	686
Subtotal Affiliate Investments - (5% to 25% owned)				$19,724	$17,150

Non-affiliate Investments - (Less than 5% owned)
Castex Energy 2005, LP	Oil & Natural Gas Production and Development	Redeemable Preferred LP Units (current pay 8% cash or 10% PIK, due 7/1/2016)(8)	$56,625	$55,662	$32,876
TIBCO Software, Inc.	Software	Senior Unsecured Notes (11.38% due 12/1/2021)(3)	10,100	9,754	10,100
Royal Holdings, Inc.	Chemicals	Second Lien Term Loan (LIBOR+7.5% with a 1% floor, due 6/19/2023)(3)	10,000	9,929	9,938
Appriss Holdings, Inc.	Information Services	Second Lien Term Loan (LIBOR+8.25% with a 1% floor, due 5/21/2021)(14)	9,323	9,217	9,137
Berlin Packaging	Packaging	Second Lien Term Loan (LIBOR+6.75% with a 1% floor, due 10/1/2022)(3)	7,205	6,886	7,295
Talos Production, LLC	Oil & Natural Gas Production and Development	Senior Unsecured Notes (9.75%, due 2/15/2018)(3)	12,000	11,980	7,140
Kronos Incorporated	Software	Second Lien Term Loan (LIBOR+8.50% with a 1.25% floor, due 4/30/2020)(3)	5,500	5,337	5,596
WASH Multifamily Acquisition, Inc.	Industrials - Laundry Equipment	Second Lien Term Loan (LIBOR+7.0% with a 1% floor, due 5/14/2023)(3)	3,404	3,382	3,404
Gramercy Park CLO Ltd.(5)	Financial Services	Subordinated Notes, Residual Interest (11.95%, based on cost, due 7/17/2023)(3)	9,000	1,529	1,773
Coinamatic Canada, Inc(5)	Industrials - Laundry Equipment	Second Lien Term Loan (LIBOR+7.0% with a 1% floor, due 5/14/2023)(3)	596	592	596

(See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2016
(in thousands, except share amounts and percentages)
(Continued)

Portfolio Company	Industry Segment	Investment(1)	Principal	Cost	Fair Value(2)

Non-affiliate Investments - (Less than 5% owned) - Continued
ATP Oil & Gas Corporation/Bennu Oil & Gas, LLC	Oil & Natural Gas Production and Development	Limited Term Royalty Interest (notional rate of 13.2%)(9)(10)		27,845	—
Shoreline Energy, LLC	Oil & Natural Gas Production and Development	Second Lien Term Loan (greater of LIBOR+9.25% with a 1.25% floor plus 2.0% PIK, or prime+8.25%, due 3/30/2019)(6)(11)(12)	13,182	12,659	—
Globe BG, LLC	Coal Production	Contingent earn-out related to July 2011 sale of royalty interests in Alden Resources, LLC(13)		—	—

Subtotal Non-affiliate Investments - (Less than 5% owned)				$154,772	$87,855
Subtotal Portfolio Investments (72.4% of total investments)				$174,496	$105,005

GOVERNMENT SECURITIES
U.S. Treasury Bills(4)			$40,000	$39,997	$39,997
Subtotal Government Securities (27.6% of total investments)				$39,997	$39,997

TOTAL INVESTMENTS				$214,493	$145,002

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
(Continued)

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

(See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION
CONSOLIDATED FINANCIAL HIGHLIGHTS
(unaudited)

	For the three months ended March 31,
Per Share Data(1)	2017	2016

Net asset value, beginning of period	$3.99	$5.49
Net investment income, net of tax	0.01	0.09
Net realized and unrealized loss on investments(2)	(0.96)	(0.67)
Net decrease in net assets resulting from operations	(0.95)	(0.58)
Distributions to common stockholders
Distributions from net investment income	(0.02)	(0.06)
Net decrease in net assets from distributions	(0.02)	(0.06)
Effect of shares repurchased, gross	$—
Net asset value, end of period	$3.02	$4.85

Market value, beginning of period	$1.72	$3.80
Market value, end of period	$1.54	$3.39
Market value return(3)(4)	(12.4)%	0.2%

Ratios and Supplemental Data
($ and shares in thousands)
Net assets, end of period	$60,999	$97,906
Average net assets	$76,630	$107,679
Common shares outstanding, end of period	20,172	20,172
Total operating expenses and taxes/average net assets(5)	12.0%	12.3%
Net investment income, net of tax/average net assets(5)	1.0%	6.9%
Portfolio turnover rate	7.8%	0.4%

Expense Ratios (as a percentage of average net assets)(5)
Interest expense and bank fees	5.2%	4.1%
Management and incentive fees	3.0%	3.5%
Other operating expenses and taxes	3.8%	4.7%
Total operating expenses	12.0%	12.3%

(1)	Per share data is based on weighted average number of common shares outstanding for the period.

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
March 31, 2017
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
We prepare the interim consolidated financial statements in accordance with accounting principles generally accepted in United States of America ("GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Company is an investment company following the accounting and reporting guidance in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 946, Financial Services - Investment Company ("ASC 946"). Under the investment company rules and regulations pursuant to Article 6 of Regulation S-X and ASC 946, the Company is precluded from consolidating portfolio company investments, including those in which it has a controlling interest, unless the portfolio company is another investment company. An exception to the general principle occurs if the Company holds a controlling interest in an operating company that provides all or substantially all of its services directly to the Company or to its portfolio companies. None of the portfolio investments made by the Company qualify for this exception. Therefore, the Company's investment portfolio is carried on the Consolidated Balance Sheets at fair value.
We omit certain information and footnote disclosures normally included in audited financial statements prepared in accordance with GAAP pursuant to such rules and regulations. We believe we include all adjustments which are of a normal recurring nature, so that these financial statements fairly present our financial position, results of operations and cash flows. Interim results are not necessarily indicative of results for a full year or any other interim period. You should read these unaudited consolidated financial statements in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2016.
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
Distributions

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
March 31, 2017
(unaudited)

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

Declaration Date	Per Share Amount	Record Date	Payment Date
March 15, 2016	$0.06	March 31, 2016	April 8, 2016
June 7, 2016	0.06	June 30, 2016	July 8, 2016
September 15, 2016	0.06	September 30, 2016	October 7, 2016
December 8, 2016	0.06	December 31, 2016	January 9, 2017
March 14, 2017	0.02	March 31, 2017	April 7, 2017

Note 3: Credit Facilities and Borrowings
We are party to a Credit Agreement (the "Credit Facility"), dated September 9, 2016, with MidCap Financial Trust, as administrative agent, which replaced our prior Third Amended and Restated Revolving Credit Agreement (the "Investment Facility"), as amended, with SunTrust Bank, as administrative agent. As of March 31, 2017, the size of Credit Facility was $56.5 million with a maturity date of March 9, 2018, which can be extended for a six-month period at our option, subject to certain conditions. The initial proceeds of $40.5 million from the Credit Facility were used to pay off the $38.5 million outstanding balance on the Investment Facility, pay transaction expenses and provide balance sheet cash. The remaining $16.0 million consists of a delayed draw term loan, which is committed for one year, and is available to us to grow our investment portfolio and operate our business.
As of March 31, 2017 and December 31, 2016, the total amount outstanding under the Credit Facility was $40.5 million with $16.0 million available to draw. The total amount outstanding on the Credit Facility is shown net of unamortized debt issuance costs of $1.1 million and $1.4 million on our Consolidated Balance Sheet as of March 31, 2017 and December 31, 2016, respectively. Substantially all of our assets, except our investments in U.S. Treasury Bills, are pledged as collateral for the obligations under the Credit Facility. The Credit Facility bears an interest rate of Adjusted LIBOR plus 5.35% for Eurodollar Loans, subject to a 1% LIBOR floor, and Base Rate plus 4.35% for Base Rate Loans. As of March 31, 2017 the interest rate on our outstanding balance of $40.5 million was 6.35%.
The Credit Facility contains affirmative and reporting covenants and certain financial ratio and restrictive covenants. We have complied with these covenants from the date of the Credit Agreement through March 31, 2017, and had no existing defaults or events of default under the Credit Facility. The financial covenants, with terms as defined in the Credit Agreement, are:

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

At the end of each quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which includes purchasing U.S. Treasury Bills, by utilizing repurchase agreements on a temporary basis. On March 29, 2017, we purchased $40.0 million of U.S. Treasury Bills and contemporaneously entered into a $39.2 million repurchase arrangement with a global financial institution to finance such purchase. Under the repurchase arrangement, we

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
March 31, 2017
(unaudited)

transferred $39.9 million of U.S. Treasury Bills and $0.8 million of cash as collateral under the repurchase agreement. We repaid the $39.2 million borrowed under the repurchase agreement, and was returned the $0.8 million cash collateral, net of a $8 thousand financing fee, upon maturity of the U.S. Treasury Bills on April 6, 2017. We account for the transfer of the U.S. Treasury Bills under the repurchase agreement as a secured borrowing. As a result, the U.S. Treasury Bills are recorded on our books as investments in U.S. Treasury Bills, and the amount borrowed under the repurchase agreement is recorded as short-term debt at March 31, 2017.
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
Base Management Fee: The base management fee is paid quarterly in arrears and is calculated by multiplying the average value of our total assets (excluding cash, cash equivalents and U.S. Treasury Bills that are purchased with borrowed funds solely for the purpose of satisfying quarter-end diversification requirements related to our election to be taxed as a RIC under the Code), as of the end of the two immediately prior fiscal quarters, by a rate of 1.75% per annum, with a 0.25% reduction in this 1.75% annual rate for the first year following September 30, 2014. For the three months ended March 31, 2017 and 2016, we incurred $0.6 million and $0.8 million, respectively, in base management fees.
Incentive Fee: The incentive fee consists of two parts. The first part, the investment income incentive fee, is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the fiscal quarter for which the fee is being calculated. Pre-incentive fee net investment income means interest income, dividend income, royalty payments, net profits interest payments, and any other income (including any other fees, such as commitment, origination, syndication, structuring, diligence, monitoring and consulting fees or other fees that we receive from portfolio companies) accrued during the fiscal quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement, and any interest expense and distributions paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income that we have not yet received in cash. Accordingly, we may pay an incentive fee based partly on accrued investment income, the collection of which is uncertain or deferred. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses, or unrealized capital appreciation or depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets (defined as total assets less liabilities at the end of the immediately preceding fiscal quarter) is compared to a “hurdle rate” of 1.75% per quarter (7% annualized). OHA receives no incentive fee for any fiscal quarter in which our pre-incentive fee net investment income does not exceed the hurdle rate. OHA receives an incentive fee equal to 100% of our pre-incentive fee net investment income for any fiscal quarter in which our pre-incentive fee net investment income exceeds the hurdle rate but is less than 2.1875% (8.75% annualized) of net assets (also referred to as the “catch up” provision) plus 20% of our pre-incentive fee net investment income for such fiscal quarter greater than 2.1875% (8.75% annualized) of net assets. For the three months ended March 31, 2017, we did not incur any investment income incentive fees. For the three months ended March 31, 2016, we incurred $0.1 million of investment income incentive fees.

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
March 31, 2017
(unaudited)

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
Administration Agreement
Under the Administration Agreement, OHA furnishes us with certain administrative services, personnel and facilities. The Administration Agreement was most recently approved by our Board of Directors on August 2, 2016. Payments under the Administration Agreement are equal to our allocable portion of OHA’s overhead in performing its obligations under the Administration Agreement, including all administrative services necessary for our operation and the conduct of our business. The aggregate amount of certain costs and expenses payable by us under the Investment Advisory Agreement and the Administration Agreement for the period from October 1, 2014 to September 30, 2015 shall not exceed $2.5 million, ("the Cap"); provided that interest expense and bank fees, management and incentive fees, legal and professional fees, insurance expenses, taxes and costs related to the change in investment advisor are not subject to the Cap. The Administration Agreement may be terminated at any time, without penalty, by a vote of our Board of Directors or by OHA upon 60 days’ written notice to the other party.
We owed $0.2 million and $0.2 million to OHA under the Administration Agreement as of March 31, 2017 and December 31, 2016, respectively, for expenses incurred on our behalf for the final month of the respective quarterly period. We include these amounts in due to affiliate on our Consolidated Balance Sheets.

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

Note 6: Commitments and Contingencies
As of March 31, 2017, we had investments in 13 portfolio companies totaling $177.6 million. Of these 13 investments, the Company had already funded investments in the amount of $177.6 million and there were no remaining outstanding unfunded commitments. As of December 31, 2016, we had investments in 12 portfolio companies totaling $174.5 million. Of these 12 portfolio companies, the Company had already funded investments in the amount of $174.5 million and there were no remaining outstanding unfunded commitments.

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
March 31, 2017
(unaudited)

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

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
March 31, 2017
(unaudited)

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
On August 19, 2016, the Bankruptcy Court entered its order [Adv. Dkt. No. 325] and its related Report and Recommendation [Adv. Dkt. No. 326] dismissing, with prejudice, the Intervenors’ amended complaints. The Bankruptcy Court’s order and the related Report and Recommendation recommends, to the District Court, that Phase II of the lawsuit be fully resolved in our favor. The Report and Recommendation was docketed in the United States District Court for the Southern District of Texas, Case No. 4:16-CV-02556. On September 2, 2016, certain of the Intervenors filed their Objection to Judge Isgur’s Report and Recommendation [Dist. Dkt. No. 3] arguing that the Bankruptcy Court’s conclusions were erroneous, and that the Intervenors were not required to give notice to OHA in order for their alleged liens to attach. We filed a limited objection to the Report and Recommendation arguing that the Report and Recommendation should be affirmed, but even if notice were not required under the statute, the Intervenors’ alleged liens could not have attached to the ORRIs in the first instance. On March 9, 2017, the District Court entered a Memorandum Opinion and Order [Dist. Dkt. No. 17] (the “District Court’s Order”) adopting the Bankruptcy Court’s Report and Recommendation and dismissing the Intervenors’ claims with prejudice.
On April 3, 2017, the Intervenors filed their notice to appeal the District Court’s Order to the United States Court of Appeals for the Fifth Circuit. On April 11, 2017, we filed a notice of (protective) cross appeal in order to preserve our alternative bases for dismissal which were denied by the Bankruptcy Court and District Court. The matter remains pending.
As of March 31, 2017, our unrecovered investment was $32.2 million, and we had received aggregate royalty payments of $37.5 million since the date of ATP’s bankruptcy filing. As of March 31, 2017, we had incurred legal and consulting fees totaling $6.0 million in connection with the enforcement of our rights under the ORRIs. On various occasions, we have provided notice that such legal expenses will be added to our unrecovered investment balance to the extent they are not reimbursed. To date, we have not received any payments on account of legal expenses aside from our receipt of regular monthly production payments. As a result, we add our legal expenses to the unrecovered investment balance in accordance with our transaction documents. As of March 31, 2017, $5.4 million of the $6.0 million in legal and consulting fees have been added to, and are thus included in the unrecovered investment balance under the terms of our transaction documents. No legal expenses have been added to our unrecovered investment balance during the three months ended March 31, 2017. We note that the fair value of our investment in ATP ORRI remains at $0 as of March 31, 2017 due to the cessation of monthly production payments beginning in December 2016.
Through March 31, 2017, we received post-petition royalty payments from the Gomez properties and the Telemark properties in the amount of $8.3 million and $29.2 million, respectively. It is estimated that the statutory lien claims asserted by the intervenors in the Adversary Proceeding against our ORRIs are in the principal amount of approximately $35.2 million. At this time, we estimate that there are potential statutory lien claims (including the claims of the intervenors in the Adversary Proceeding, without regard to the validity of such claims) in the principal amount of approximately $54.2 million. To the extent the District Court’s Order is reversed on appeal, we have or will assert that we have viable defenses with respect to all of the

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
March 31, 2017
(unaudited)

claims of the statutory lien claimants or any other claim which seeks to avoid or disgorge any pre-petition or post-petition royalty payment which we received in respect of the Telemark or Gomez properties. In the event that the District Court’s Order is reversed on appeal, and to the extent we do not prevail on our defenses to the statutory lien claims or any other claim seeking to avoid or disgorge pre-petition or post-petition royalty payments, we contend that, pursuant to the terms of our transaction documents, we are entitled to include any amounts disgorged on account of any such claims into the unrecovered investment balance of our ORRIs. Moreover, to the extent we do not prevail on our defenses to any action brought by the holder of a statutory lien claim, we contend that we would be permitted to seek contribution from other ORRI and net profits interest holders with respect to any disgorged amounts.
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
Status of Telemark Leases. The Telemark properties are comprised of three leases: Mississippi Canyon Block 942 known as OCS-G 24130 (“MC 942”); Mississippi Canyon Block 941 known as OCS-G 16661 (“MC 941”); and Atwater Valley Block 63 known as OCS-G 13198 (“AT 63”). At the meeting of creditors, Bennu officers testified that the well on the AT 63 lease stopped producing in May 2016. Prior to filing bankruptcy, Bennu Oil & Gas shut in all of the wells on the other two Telemark leases on November 30, 2016. The leases will expire in 180 days from the date of last production unless production is resumed or the BOEM grants a deferral of the requirement to produce (known as a Suspense of Operations (“SOO”) or Suspense of Production (“SOP”). Based on the testimony at the meeting of creditors, we understand that Bennu Oil & Gas applied for an SOP for the AT 63 lease. The Trustee’s counsel reported that the Trustee also plans for an SOP for the other leases. There is no assurance that the government will grant any request for an SOP. If the SOPs are not granted, the Telemark leases will expire 180 days from the date of last production.

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
March 31, 2017
(unaudited)

Note 7: Fair Value
Our investments consisted of the following as of March 31, 2017 and December 31, 2016:

	March 31, 2017				December 31, 2016
(Dollar amounts in thousands)	Cost	% of total	Fair Value	% of total	Cost	% of total	Fair Value	% of total

Portfolio investments
Second lien debt	$50,038	23.0%	$38,168	29.7%	$48,002	22.3%	$35,966	24.8%
Subordinated debt	39,781	18.3%	36,322	28.2%	38,958	18.2%	33,704	23.2%
Limited term royalties	27,845	12.8%	—	—%	27,845	13.0%	—	—%
Redeemable preferred units	56,315	25.9%	12,285	9.6%	55,662	26.0%	32,876	22.7%
CLO residual interests	1,072	0.5%	1,465	1.1%	1,529	0.7%	1,773	1.2%
Equity securities	2,500	1.1%	442	0.3%	2,500	1.2%	686	0.5%
Total portfolio investments	177,551	81.6%	88,682	68.9%	174,496	81.4%	105,005	72.4%
Government securities
U.S. Treasury Bills	39,997	18.4%	39,997	31.1%	39,997	18.6%	39,997	27.6%
Total investments	$217,548	100.0%	$128,679	100.0%	$214,493	100.0%	$145,002	100.0%

We account for all of the assets in our investment portfolio at fair value, following the provisions of the FASB ASC Fair Value Measurements, or ASC 820. ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements.
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
March 31, 2017
(unaudited)

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

Fair value accounting classifies financial assets and liabilities in their entirety based on the lowest level of input that is significant to the estimated fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment that may affect the valuation of assets and liabilities and their placement within the fair value hierarchy levels. We did not have any liabilities measured at fair value at March 31, 2017 or December 31, 2016. Amounts outstanding under our Credit Facility are carried at amortized cost in the Consolidated Balance Sheets. As of March 31, 2017, the estimated fair value of our Credit Facility approximated its carrying value of $39.4 million. As of December 31, 2016, the fair value of our Credit Facility approximated its carry value of $39.1 million. The estimated fair value of the Credit Facility is determined by discounting projected remaining payments using market interest rates for borrowings of the Company.
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
March 31, 2017
(unaudited)

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
We occasionally have investments in our portfolio that contain payment-in-kind, or PIK, interest or dividend provisions. We compute PIK interest income or PIK dividend income at the contractual rate specified in each investment agreement, and we add that amount to the principal balance of the investment. For investments with PIK interest or PIK dividends, we calculate our income accruals on the principal balance plus any PIK amounts. If the portfolio company’s projected cash flows, further supported by estimated total enterprise value, are not sufficient to cover the contractual principal and interest or dividend amounts, as applicable, we do not accrue PIK interest income or PIK dividend income on the investment. To maintain our RIC status, we must pay out this non-cash income to stockholders in the form of distributions, even though we have not yet collected the cash. We recorded net PIK interest income of $0.8 million and $0.1 million in the three months ended March 31, 2017 and 2016, respectively. We recorded PIK dividend income from our investment in Castex Energy 2005, LP, of $0.0 million and $1.3 million for the three months ended March 31, 2017, and 2016, respectively. During the first quarter of 2017, we placed our investment in Castex on non-accrual status based on our March 31, 2017 valuation, which reflects a determination that future payments received from this investment will no longer be sufficient to cover all of the contractual principal and dividend amounts on this investment.
The following tables set forth the fair value of our investments by level within the fair value hierarchy as of March 31, 2017 and December 31, 2016 (in thousands):

March 31, 2017	Total	Level 1	Level 2	Level 3
Portfolio investments
Affiliate investments
Subordinated debt	$17,216	$—	$—	$17,216
Equity securities	442	—	—	442
Total affiliate investments	17,658	—	—	17,658
Non-affiliate investments
First lien secured debt	—	—	—	—
Second lien debt	38,168	—	29,031	9,137
Subordinated debt	19,106	—	19,106	—
Limited term royalties	—	—	—	—
Redeemable preferred units	12,285	—	—	12,285
CLO residual interests	1,465	—	—	1,465
Total non-affiliate investments	71,024	—	48,137	22,887
Total portfolio investments	88,682	—	48,137	40,545
Government securities
U.S. Treasury Bills	39,997	39,997	—	—
Total investments	$128,679	$39,997	$48,137	$40,545

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
March 31, 2017
(unaudited)

December 31, 2016	Total	Level 1	Level 2	Level 3
Portfolio investments
Control investments
First lien secured debt	$—	$—	$—	$—
Total control investments	—	—	—	—
Affiliate investments
Subordinated debt	16,464	—	—	16,464
Equity securities	686	—	—	686
Total affiliate investments	17,150	—	—	17,150
Non-affiliate investments
First lien secured debt	—	—	—	—
Second lien debt	35,966	—	26,829	9,137
Subordinated debt	17,240	—	17,240	—
Limited term royalties	—	—	—	—
Redeemable preferred units	32,876	—	—	32,876
CLO residual interests	1,773	—	—	1,773
Total non-affiliate investments	87,855	—	44,069	43,786
Total portfolio investments	105,005	—	44,069	60,936
Government securities
U.S. Treasury Bills	39,997	39,997	—	—
Total investments	$145,002	$39,997	$44,069	$60,936

The following tables present roll-forwards of the changes in fair value for all investments for which we determine fair value using unobservable (Level 3) factors for the periods indicated (in thousands):

	First Lien Secured Debt and Limited Term Royalties	Second Lien Debt	Subordinated Debt and Redeemable Preferred Units	Equity Securities	CLO Equity	Total Investments

For the three months ended March 31, 2017
Fair value at December 31, 2016	$—	$9,137	$49,340	$686	$1,773	$60,936
Total gains, (losses) and amortization:
Net realized gains (losses)	—	—	—	—	—	—
Net unrealized gains (losses)	—	(5)	(21,299)	(244)	149	(21,399)
Net amortization of premiums, discounts and fees	—	5	15	—	—	20
New investments, repayments and settlements, net:	—	—	—	—	—	—
New investments	—	—	—	—	—	—
PIK	—	—	1,445	—	—	1,445
Repayments and settlements	—	—	—	—	(457)	(457)
Fair value at March 31, 2017	$—	$9,137	$29,501	$442	$1,465	$40,545

Net change in unrealized gains (losses) from investments still held as of reporting date:
March 31, 2017	$—	$(5)	$(21,299)	$(244)	$149	$(21,399)
March 31, 2016	(33)	(5,819)	(4,961)	(22)	—	(10,835)

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
March 31, 2017
(unaudited)

	First Lien Secured Debt and Limited Term Royalties	Second Lien Debt	Subordinated Debt and Redeemable Preferred Units	Equity Securities	Total Investments

For the three months ended March 31, 2016
Fair value at December 31, 2015	$15,185	$21,354	$68,169	$2,583	$107,291
Total gains, (losses) and amortization:
Net realized gains	—	—	—	—	—
Net unrealized gains (losses)	(33)	(5,819)	(4,961)	(22)	(10,835)
Net amortization of premiums, discounts and fees	2	10	17	—	29
New investments, repayments and settlements, net:
New investments				—	—
PIK	136	15	1,424	—	1,575
Repayments and settlements			—		—
Fair value at March 31, 2016	$15,290	$15,560	$64,649	$2,561	$98,060

During the three months ended March 31, 2017 and 2016, none of our investments in portfolio companies changed among the categories of Control Investments, Affiliate Investments and Non-Affiliate Investments, and there were no transfers among Levels 3, 2 or 1.
We present net unrealized gains (losses) on our consolidated statements of operations as “Net unrealized appreciation (depreciation) on investments.”

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
March 31, 2017
(unaudited)

The following table summarizes the significant unobservable inputs in the fair value measurements of our Level 3 investments by category of investment and valuation technique as of March 31, 2017 (dollars in thousands):

Type of Investment	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs	Weighted Average

Non-Energy Investments:
Second lien debt	$9,137	Market comparables	EBITDA multiples	11.0x - 16.0x	12.4x

Subordinated debt	17,216	Market comparables	EBITDA multiples	5.0x - 6.0x	5.5x

CLO residual interest	1,465	Net asset value with discount rate	Discount rate	15.0%	15.0%

Equity securities	442	Market comparables	EBITDA multiples	5.0x - 6.0x	5.5x
	28,260

Energy Investments:
Redeemable preferred units	12,285	Discounted cash flow	Discount rate	10.0%	10.0%
		Market comparables	EBITDA multiples	3.0x - 5.0x	4.0x
			Reserve multiple(1)	$1.50 - $1.70	$1.60
			Production multiples(2)	$4,500 - $6,100	$5,300
	12,285

Total Level 3 investments	$40,545
____________________________________
(1) Based on price per thousand cubic feet of natural gas.
(2) Based on price per million cubic feet equivalent of natural gas per day.
As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of March 31, 2017. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market multiples would result in an increase or decrease, respectively in the fair value.

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

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
March 31, 2017
(unaudited)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following analysis of our financial condition and results of operations in conjunction with management’s discussion and analysis contained in our 2016 Annual Report on Form 10-K, as well as our consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q. The terms “we,” “us,” “our” and “OHAI” refer to OHA Investment Corporation and its consolidated subsidiaries. The term "OHA" refers to Oak Hill Advisors, L.P., our investment adviser.

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
The aggregate fair value of our investment portfolio at March 31, 2017 was $88.7 million, with such value comprised of 13 active portfolio investments compared to 10 active portfolio investments at September 30, 2014. Under our previous investment advisor, we focused our investments primarily on small and mid-size companies engaged in the upstream sector of the energy industry, which includes businesses that find, develop and extract energy resources, such as natural gas, crude oil and coal. Consequently, a significant portion of our current investment portfolio value is comprised of debt securities and other investments in upstream exploration and production companies engaged in the acquisition, development and production of oil and natural gas properties in and along the Gulf Coast, and in the state and federal waters of the Gulf of Mexico.
Part of our current investment approach is to reduce our portfolio concentration in the energy industry and to diversify our portfolio with investments in debt securities of U.S. private and small public middle market companies across various industry sectors. The concentration of our investment portfolio in the energy sector decreased to 23% at March 31, 2017 from 74% at September 30, 2014, on a fair value basis.
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

Portfolio and Investment Activity
In February 2017, Royal Holdings, Inc. repaid part of its second lien term loan in the amount of $4.5 million. We recorded previously unamortized discount of $30,000 and 1% call premium of $45,000 as additional interest income and other investment income, respectively, as a result of this repayment.
In March 2017, we purchased a $10.0 million second lien term loan to Equinox Holdings, Inc. (Equinox), a leading operator of upscale fitness clubs and spas. The second lien term loan to Equinox was purchased at a 0.75% discount, earns interest payable in cash at a rate of 8% per annum (LIBOR+7.0% with a 1% floor) and matures in September 2024. Subsequently in March 2017, we sold $3.0 million of the second lien at an average price of 101.5% of par resulting in a realized capital gain of $68,000.
Also in March 2017, we sold $0.5 million of the second lien term loan of Berlin Packaging, LLC at a price of 101.0% of par, resulting in a realized capital gain of $23,000.
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

	March 31, 2017			December 31, 2016
	Weighted Average Yields(1)			Weighted Average Yields(1)
		Percentage of Portfolio			Percentage of Portfolio
		Cost	Fair Value		Cost	Fair Value
Second lien debt	9.3%	28.2%	43.0%	9.5%	27.5%	34.2%
Subordinated debt	15.2%	22.4%	41.0%	15.2%	22.3%	32.1%
Limited term royalties	—%	15.7%	—%	5.3%	16.0%	—%
Redeemable preferred units	—%	31.7%	13.9%	5.8%	31.9%	31.3%
CLO residual interests	19.0%	0.6%	1.6%	13.5%	0.9%	1.7%
Equity securities	—	1.4%	0.5%	—	1.4%	0.7%
Total portfolio investments	12.5%	100.0%	100.0%	9.7%	100.0%	100.0%
(1) Yielding portfolio investments.

As of March 31, 2017 and December 31, 2016, the total fair value of our portfolio investments was $88.7 million and $105.0 million, respectively. Of those fair value totals, approximately $40.5 million, or 45.7%, as of March 31, 2017, and $60.9 million, or 58.0%, as of December 31, 2016 are determined using significant unobservable (i.e., Level 3) inputs.

Results of Operations

Investment Income

Investment income includes interest on our investments and dividend income. Dividend income is income we receive from certain of our equity investments. Other income includes prepayment fees and modification fees we receive in connection with certain of our investments. These fees are recognized as earned.

Investment Income	For the three months ended March 31,
(in thousands)	2017	2016

Interest income	$2,404	$3,813
Dividend income	—	1,313
Other income	51	31
Total investment income	$2,455	$5,157
For the three months ended March 31, 2017, total investment income was $2.5 million, a 52% decrease from $5.2 million of total investment income for the three months ended March 31, 2016. The decrease was primarily attributable to a decrease in average portfolio investment balance on a cost basis and a decrease in the weighted average yield on our investment portfolio for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 . Also during the quarter, we placed our investment in the redeemable preferred LP interests in Castex Energy 2005 LP on non-accrual status based on our March 31, 2017 valuation, which reflects a determination that future payments received from this investment will no longer be sufficient to cover all of the contractual principal and dividend amounts on this investment.

Operating Expenses
Operating expenses include interest expense and our allocable portion of operating expenses incurred on our behalf by our investment advisor and our administrator. Other general and administrative expenses include our allocated share of employee, facilities, and stockholder services incurred by our administrator.

Operating Expenses	For the three months ended March 31,
(in thousands)	2017	2016

Interest expense and bank fees	$974	$1,088
Management and incentive fees	570	930
Professional fees	271	720
Other general and administrative expenses	382	506
Directors fees	61	61
Total operating expenses	$2,258	$3,305
For the three months ended March 31, 2017, operating expenses decreased by 31.7% to $2.3 million from $3.3 million compared to the three months ended March 31, 2016. Interest expense and bank fees decreased by 10.5% to $1.0 million from $1.1 million compared to the same period in the prior year largely due to decreased weighted average debt outstanding by $25.9 million, partially offset by higher rates. Management and incentive fees decreased by 38.7% to $0.6 million from $0.9 million primarily due to lower base management fees as a result of lower average asset base subject to the base management fee as of March 31, 2017. Professional fees decreased by 62.4% to $0.3 million from $0.7 million due to lower legal fees and audit related expenses in the 2017 period. Other general and administrative expenses decreased by 24.5% to $0.4 million from $0.5 million primarily due to a decrease in employee related expenses in the 2017 period.
Under the Investment Advisory Agreement, the investment income incentive fee is calculated quarterly at a rate of 20% of quarterly net investment income above a “hurdle rate” of 1.75% per quarter (7% annualized) with a “catch up” provision. For the three months ended March 31, 2017, we did not incur any investment income incentive fees. For the three months ended March 31, 2016, we incurred $0.1 million of investment income incentive fees.

Net Investment Income	For the three months ended March 31,
(in thousands, except per share data)	2017	2016

Net investment income	$193	$1,835
Net investment income per common share	$0.01	$0.09
During the three month period ended March 31, 2017, the decrease in net investment income compared to the three month period ended March 31, 2016 was driven by lower investment income, partially offset by lower operating expenses in 2017.

Net Realized Gains and Losses
Net realized gains and losses is the difference between the net proceeds received from dispositions of portfolio investments and their stated costs. Realized losses may also be recorded in connection with our determination that certain investments are considered worthless securities and/or meet the conditions for loss recognition per the applicable tax rules.

Net Realized Gains and Losses	For the three months ended March 31,
(in thousands, except per share data)	2017	2016

Net realized capital gain (loss) on investments	$95	$24
Benefit (provision) for taxes on realized gain (loss)	—	—
Net realized gains and losses	$95	$24
Net realized gains and losses per common share	$—	$—

For the three months ended March 31, 2017, we realized capital gains of $95 thousand related to the sales of a $3.0 million principal amount of our investment in Equinox and a $0.5 million principal amount of our investment in Berlin. In the comparable 2016 period, we realized capital gains of a $0.5 million principal amount of our Hanson investment.

Net Unrealized Appreciation (Depreciation) on Investments
Net unrealized appreciation or depreciation is the net change in the fair value of our investments during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.

Net Unrealized Appreciation (Depreciation) on Investments	For the three months ended March 31,
(in thousands, except per share data)	2017	2016

Control investments	$—	$—
Affiliate investments	(299)	(35)
Non-affiliate investments	(19,080)	(13,488)
Net unrealized appreciation (depreciation) on investments	$(19,379)	$(13,523)
Net unrealized appreciation (depreciation) on investments per common share	$(0.96)	$(0.67)

Control Investments
For the three months ended March 31, 2017 and March 31, 2016, there were no changes in the unrealized depreciation or appreciation of our control investments.
Affiliate Investments
For the three months ended March 31, 2017 and March 31, 2016, the increase in net unrealized depreciation on our affiliate investments was attributable to a decrease in the fair value of our investments in OCI.
Non-Affiliate Investments
For the three months ended March 31, 2017, the increase in net unrealized depreciation on our non-affiliate investments was primarily due to a decrease in the fair value of our investments in Castex of $21.2 million. This was partially offset by an increase in fair value of our investments in TIBCO of $1.1 million, Talos Production LLC, or Talos, of $0.8 million. Gramercy CLO of $0.2 million and Equinox of $0.2 million. In the comparable 2016 period, the increase in net unrealized depreciation on our non-affiliate investments was primarily due to a decrease in the fair value of our investments in Castex of $6.0 million, Shoreline of $5.8 million, Talos of $1.6 million, Gramercy CLO of $1.0 million and other investments totaling net $0.1 million.

Net Decrease in Net Assets Resulting from Operations	For the three months ended March 31,
(in thousands, except per share data)	2017	2016

Net increase (decrease) in net assets resulting from operations	$(19,091)	$(11,664)
Net increase (decrease) in net assets resulting from operations per common share	$(0.95)	$(0.58)

For the three months ended March 31, 2017, the net decrease in net assets resulting from operations is attributable to net unrealized depreciation totaling $19.4 million, partially offset by net investment income of $0.2 million and realized gains of $0.1 million.
For the three months ended March 31, 2016, the net decrease in net asses resulting from operations is attributable to net unrealized depreciation totaling $13.5 million, partially offset by net investment income of $1.8 million.

Financial Condition, Liquidity and Capital Resources
Cash Flows

At March 31, 2017, we had cash and cash equivalents totaling $9.3 million. Our portfolio may consist of temporary investments in U.S. Treasury Bills, repurchase agreements, money market funds or repurchase agreement-like treasury securities. These temporary investments with original maturities of 90 days or less are deemed cash equivalents and are included in the Consolidated Schedule of Investments. At the end of each fiscal quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which is dependent upon the composition of our total assets at quarter-end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions on a net cash basis after quarter-end, drawing down on an investment or credit facility, or utilizing repurchase agreements or other balance sheet transactions as are deemed appropriate for this purpose. These amounts are excluded from adjusted gross assets for purposes of computing the Investment Adviser's management fee.
During the three months ended March 31, 2017, we experienced a net decrease in cash and cash equivalents in the amount of $7.2 million. During the period, our operating activities used $6.0 million in cash, consisting of a $9.9 million purchase of a new investment in a portfolio security, partially offset by $8.5 million provided by proceeds from redemptions of investments in portfolio securities of which $3.6 million is due from broker. In addition, financing activities used cash of $1.2 million, consisting of cash distributions paid to our stockholders in the amount of $1.2 million.
During the three months ended March 31, 2016, we experienced a net decrease in cash and cash equivalents in the amount of $13.3 million. During the period, our operating cash activities used $6.4 million in cash, consisting of $5.2 million used to pay due to broker and a $1.6 million purchase of a investment in a portfolio security. In addition, financing activities used cash of $6.9 million, consisting of net repayments of $4.5 million on our revolving credit facilities and $2.4 million of cash distributions paid to our stockholders.
Credit Facilities and Borrowings
We are party to a Credit Agreement (the "Credit Facility"), dated September 9, 2016, with MidCap Financial Trust, as administrative agent, which replaced our prior Third Amended and Restated Revolving Credit Agreement (the "Investment Facility"), as amended, with SunTrust Bank, as administrative agent. As of March 31, 2017, the size of Credit Facility was $56.5 million with a maturity date of March 9, 2018, which can be extended for a six-month period at our option, subject to certain conditions. The initial proceeds of $40.5 million from the Credit Facility were used to pay off the $38.5 million outstanding balance on the Investment Facility, pay transaction expenses and provide balance sheet cash. The remaining $16.0 million consists of a delayed draw term loan, which is committed for one year, and is available to us to grow our investment portfolio and operate our business.
As of March 31, 2017 and December 31, 2016, the total amount outstanding under the Credit Facility was $40.5 million with $16.0 million available to draw. The total amount outstanding on the Credit Facility is shown net of unamortized debt issuance costs of $1.1 million and $1.4 million on our Consolidated Balance Sheet as of March 31, 2017 and December 31, 2016, respectively. Substantially all of our assets, except our investments in U.S. Treasury Bills, are pledged as collateral for the obligations under the Credit Facility. The Credit Facility bears an interest rate of Adjusted LIBOR plus 5.35% for Eurodollar Loans, subject to a 1% LIBOR floor, and Base Rate plus 4.35% for Base Rate Loans. As of March 31, 2017 the interest rate on our outstanding balance of $40.5 million was 6.35%.
The Credit Facility contains affirmative and reporting covenants and certain financial ratio and restrictive covenants. We have complied with these covenants from the date of the Credit Agreement through March 31, 2017, and had no existing defaults or events of default under the Credit Facility. The financial covenants, with terms as defined in the Credit Agreement, are:

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

At the end of each quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which includes purchasing U.S. Treasury Bills, by utilizing repurchase agreements on a temporary basis. On March 27, 2017, we purchased $39.9 million of U.S. Treasury Bills and contemporaneously entered into a $39.2 million repurchase arrangement with a global financial institution to finance such purchase. Under the repurchase arrangement, we transferred $39.9 million of U.S. Treasury Bills and $0.8 million of cash as collateral under the repurchase agreement. We repaid the $39.2 million borrowed under the repurchase agreement, and was returned the $0.8 million cash collateral, net of a $8 thousand financing fee, upon maturity of the U.S. Treasury Bills on April 6, 2017. We account for the transfer of the U.S. Treasury Bills under the repurchase agreement as a secured borrowing. As a result, the U.S. Treasury Bills are recorded on our books as investments in U.S. Treasury Bills, and the amount borrowed under the repurchase agreement is recorded as short-term debt at March 31, 2017.
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

Portfolio Credit Quality
At March 31, 2017, a significant portion of our portfolio investments were in negotiated, and often illiquid, securities of middle market businesses, with a concentration in the energy industry. As of March 31, 2017, we had certain investments related to three portfolio companies on non-accrual status with an aggregate cost and fair value of $96.8 million and $12.3 million, respectively. Effective July 1, 2015, ATP was placed on non-accrual status based on estimated future production payments, and income is recognized to the extent cash received. In March 2016, Shoreline management notified us that they would not make their April 2016 interest payment and as a result we placed our investment in Shoreline on non-accrual status in January 2016. During the first quarter of 2017, we placed our investment in Castex on non-accrual status based on our March 31, 2017 valuation, which reflects a determination that future payments received from this investment will no longer be sufficient to cover all of the contractual principal and dividend amounts on this investment.
Our portfolio investments at fair value were approximately 49.9% and 60.2% of the related cost basis as of March 31, 2017 and December 31, 2016, respectively.

Non-accruing and non-income producing investments	March 31, 2017		December 31, 2016
(in thousands)	Cost	Fair Value	Cost	Fair Value

Non-accruing investments
Castex Energy 2005, LP (non-accrual January 2017)	$56,315	$12,285	$—	$—
ATP Oil & Gas Corporation/Bennu Oil & Gas, LLC (non-accrual July 2015)	27,845	—	27,845	—
Shoreline Energy, LLC (non-accrual January 2016)	12,659	—	12,659	—
Total non-accruing investments	96,819	12,285	40,504	—

Non-income producing investments
OHA/OCI Investments, LLC Class A Units	2,500	442	2,500	686
Total non-income producing investments	2,500	442	2,500	686
Total non-accruing and non-income producing investments	$99,319	$12,727	$43,004	$686

Contractual Obligations and Off-Balance Sheet Arrangements

The following table summarizes our contractual payment obligations at March 31, 2017 (in thousands):

Credit facilities(1)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Credit Facility	$40,500	$40,500	$—	$—	$—
Repurchase Agreement(2)	39,200	39,200	—	—	—
Total	$79,700	$79,700	$—	$—	$—
(1) Excludes accrued interest and unamortized debt issuance costs.
(2) Amount borrowed under under the Repurchase Agreement was repaid on April 6, 2017.

From time to time we could have unused commitments to extend credit to our portfolio companies. Generally, the commitments have fixed expiration dates, and we do not fund the entire amounts before they expire. Therefore, these commitment amounts do not necessarily represent future cash requirements, and we do not report the unused portions of these commitments on our Consolidated Balance Sheets. We did not have any unused credit commitments at March 31, 2017.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes from the information provided in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2016.

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
In connection with the preparation of this Quarterly Report on Form 10-Q, as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q (March 31, 2017), we performed an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2017, our disclosure controls and procedures were effective in providing reasonable assurance (i) that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) that such information is accumulated and communicated to management in a manner that allows timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
No changes in internal control over financial reporting occurred during the quarter ended March 31, 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act).

PART II – OTHER INFORMATION

Item 1. Legal Proceedings
The information set forth under the heading “Legal Proceedings” in Note 6 to our interim consolidated financial statements is incorporated herein by reference.

Item 1A. Risk Factors
During the three months ended March 31, 2017, there were no material changes to the risk factors disclosed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The information set forth in Note 8 to our interim consolidated financial statements is incorporated herein by reference. There were no shares of common stock repurchased during the three months ended March 31, 2017.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits
See “Index to Exhibits” following the signature page for a description of the exhibits furnished as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OHA INVESTMENT CORPORATION

Date:	May 15, 2017	By:	/s/ STEVEN T. WAYNE
Steven T. Wayne
President and Chief Executive Officer

Date:	May 15, 2017	By:	/s/ CORY E. GILBERT
Cory E. Gilbert
Chief Financial Officer and Treasurer

Index to Exhibits

Exhibit No.	Exhibit

31.1*	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Executive Officer
31.2*	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Financial Officer
32.1**	Section 1350 Certification by the Chief Executive Officer
32.2**	Section 1350 Certification by the Chief Financial Officer
____________
*Filed herewith.
**Furnished herewith.