Form 10-Q
period 2017-06-30
OHA Investment Corp
filed 2017-08-10
CIK 1297704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 10, 2017, there were 20,172,392 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

OHA INVESTMENT CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2017	December 31, 2016
	(unaudited)
Assets
Investments in portfolio securities at fair value
Affiliate investments (cost: $21,386 and $19,724, respectively)	$18,350	$17,150
Non-affiliate investments (cost: $144,367 and $154,772, respectively)	66,151	87,855
Total portfolio investments (cost: $165,753 and $174,496, respectively)	84,501	105,005
Investments in U.S. Treasury Bills at fair value (cost: $44,994 and $39,997, respectively)	44,994	39,997
Total investments	129,495	145,002
Cash and cash equivalents	12,002	16,533
Accounts receivable and other current assets	31	33
Interest receivable	667	1,313
Prepaid assets	1	17
Total current assets	12,701	17,896
Total assets	$142,196	$162,898

Liabilities
Current liabilities
Distributions payable	$403	$1,210
Accounts payable and accrued expenses	1,760	1,999
Due to affiliate (Note 4)	39	220
Management and incentive fees payable (Note 4)	496	635
Income taxes payable	12	28
Repurchase agreement	44,093	39,200
Short-term debt, net of debt issuance costs	39,694	—
Total current liabilities	86,497	43,292
Long-term debt, net of debt issuance costs	—	39,113
Total liabilities	86,497	82,405
Commitments and contingencies (Note 6)
Net assets
Common stock, $.001 par value, 250,000,000 shares authorized; 20,172,392 and 20,172,392 shares issued and outstanding, respectively	20	20
Paid-in capital in excess of par	235,703	235,703
Undistributed net investment loss	(3,342)	(2,873)
Undistributed net realized capital loss	(98,543)	(85,979)
Net unrealized depreciation on investments	(78,139)	(66,378)
Total net assets	55,699	80,493
Total liabilities and net assets	$142,196	$162,898
Net asset value per share	$2.76	$3.99
(See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
Investment income:
Interest income:
Affiliate investments	$949	$680	$1,844	$1,355
Non-affiliate investments	1,516	2,716	3,025	5,854
Dividend income:
Non-affiliate investments	—	970	—	2,283
Other income	10	7	61	38
Total investment income	2,475	4,373	4,930	9,530
Operating expenses:
Interest expense and bank fees	984	975	1,958	2,063
Management and incentive fees (Note 4)	496	767	1,066	1,697
Professional fees	401	669	672	1,389
Other general and administrative expenses	377	538	759	1,044
Directors fees	62	62	123	123
Total operating expenses	2,320	3,011	4,578	6,316
Income tax provision, net	10	99	14	116
Net investment income	145	1,263	338	3,098
Realized and unrealized gain (loss) on investments:
Net realized capital gain (loss) on investments
Control investments	—	(10,142)	1	(10,142)
Affiliate investments	—	—	—	—
Non-affiliate investments	(12,659)	199	(12,565)	223
Total net realized capital gain (loss) on investments	(12,659)	(9,943)	(12,564)	(9,919)
Net unrealized appreciation (depreciation) on investments
Control investments	—	10,578	—	10,578
Affiliate investments	(163)	(298)	(462)	(333)
Non-affiliate investments	7,781	(1,485)	(11,299)	(14,973)
Total net unrealized appreciation (depreciation) on investments	7,618	8,795	(11,761)	(4,728)

Net increase (decrease) in net assets resulting from operations	$(4,896)	$115	$(23,987)	$(11,549)

Net increase (decrease) in net assets resulting from operations per common share	$(0.24)	$0.01	$(1.19)	$(0.57)

Distributions declared per common share	$0.02	$0.06	$0.04	$0.12
Weighted average shares outstanding - basic and diluted	20,172	20,172	20,172	20,172

 (See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
(in thousands, except per share data)
(unaudited)

	For the six months ended June 30,
	2017	2016
Increase (decrease) in net assets from operations
Net investment income	$338	$3,098
Net realized capital loss on investments	(12,564)	(9,919)
Net unrealized depreciation on investments	(11,761)	(4,728)
Net decrease in net assets resulting from operations	(23,987)	(11,549)
Distributions to common stockholders
Distributions from net investment income	(807)	(2,421)
Net decrease in net assets from distributions	(807)	(2,421)
Net decrease in net assets	(24,794)	(13,970)
Net assets, beginning of period	80,493	110,780
Net assets, end of period	$55,699	$96,810
Net asset value per common share at end of period	$2.76	$4.80
Common shares outstanding at end of period	20,172	20,172

(See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the six months ended June 30,
	2017	2016
Cash flows from operating activities:
Net decrease in net assets resulting from operations	$(23,987)	$(11,549)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash provided by (used in) operating activities:
Payment-in-kind interest	(2,285)	(2,805)
Net amortization of premiums, discounts and fees	(660)	(203)
Net realized capital loss on investments	12,564	9,919
Net unrealized depreciation on investments	11,761	4,728
Purchase of investments in portfolio securities	(11,299)	(1,756)
Proceeds from redemption or sale of investments in portfolio securities	10,423	16,637
Purchase of investments in U.S. Treasury Bills	(85,000)	(35,000)
Proceeds from redemption of investments in U.S. Treasury Bills	80,003	69,997
Amortization of debt issuance costs on Credit Facility	581	—
Effects of changes in operating assets and liabilities:
Accounts receivable and other current assets	2	507
Interest receivable	646	643
Due from broker	—	—
Due to broker	—	(5,226)
Prepaid assets	16	422
Due to affiliate	(181)	(165)
Payables and accrued expenses	(394)	(287)
Net cash provided by (used in) operating activities	(7,810)	45,862
Cash flows from financing activities:
Borrowings under revolving credit facilities	—	8,500
Borrowings under repurchase agreement	83,293	34,300
Repayments on revolving credit facilities	—	(28,204)
Repayments on repurchase agreement	(78,400)	(68,600)
Distributions to stockholders	(1,614)	(3,631)
Net cash provided by (used in) financing activities	3,279	(57,635)
Net change in cash and cash equivalents	(4,531)	(11,773)
Cash and cash equivalents, beginning of period	16,533	15,554
Cash and cash equivalents, end of period	$12,002	$3,781

(See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2017
(in thousands, except share amounts and percentages)
(unaudited)

Portfolio Company	Industry Segment	Investment(1)	Principal	Cost	Fair Value(2)

Affiliate Investments - (5% to 25% owned)
OCI Holdings, LLC	Home Health Services	Subordinated Note (LIBOR+ 12.0% cash with a 1.0% floor plus 3.0% PIK, due 8/15/2018)(7)	$18,963	$18,886	$18,014
OCI Holdings, LLC	Home Health Services	100% of Class A Units in OHA/OCI Investments, LLC representing 20.8% diluted ownership of OCI Holdings, LLC(12)		2,500	336
Subtotal Affiliate Investments - (5% to 25% owned)				$21,386	$18,350

Non-affiliate Investments - (Less than 5% owned)
TIBCO Software, Inc.	Software	Senior Unsecured Notes (11.38% due 12/1/2021)(3)	$10,100	$9,780	$11,135
Appriss Holdings, Inc.	Information Services	Second Lien Term Loan (LIBOR+9.25% with a 1.0% floor, due 5/21/2021)(11)	9,323	9,227	9,323
Castex Energy 2005, LP	Oil & Natural Gas Production and Development	Redeemable Preferred LP Units (current pay 8.0% cash or 10.0% PIK)(6)(8)	59,496	56,315	7,627
Talos Production, LLC	Oil & Natural Gas Production and Development	Senior Unsecured Notes (9.75%, due 2/15/2018)(3)	11,536	11,525	7,325
Equinox Holdings, Inc.	Leisure Goods, Activities, Movies	Second Lien Term Loan (LIBOR+7.0% with a 1% floor, due 9/8/2024)(3)	7,000	6,949	7,149
PAE Holding Corporation	Aerospace and Defense	Second Lien Term Loan (LIBOR+9.50% with a 1% floor, due 10/20/2023)(3)	6,888	6,719	6,940
Berlin Packaging	Packaging	Second Lien Term Loan (LIBOR+6.75% with a 1.0% floor, due 10/1/2022)(3)	6,705	$6,425	$6,789
Royal Holdings, Inc.	Chemicals	Second Lien Term Loan (LIBOR+7.5% with a 1.0% floor, due 6/19/2023)(3)	5,517	5,480	5,511
WASH Multifamily Acquisition, Inc.	Industrials - Laundry Equipment	Second Lien Term Loan (LIBOR+7.0% with a 1.0% floor, due 5/14/2023)(3)	3,404	3,383	3,404
Coinamatic Canada, Inc.(5)	Industrials - Laundry Equipment	Second Lien Term Loan (LIBOR+7.0% with a 1.0% floor, due 5/14/2023)(3)	596	593	596
Gramercy Park CLO Ltd.(5)	Financial Services	Subordinated Notes, Residual Interest (11.95%, based on cost, due 7/17/2023)	9,000	126	352

(See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2017
(in thousands, except share amounts and percentages)
(unaudited — continued)

Portfolio Company	Industry Segment	Investment(1)	Principal	Cost	Fair Value(2)

Non-affiliate Investments - (Less than 5% owned) - Continued
ATP Oil & Gas Corporation/Bennu Oil & Gas, LLC	Oil & Natural Gas Production and Development	Limited Term Royalty Interest (notional rate of 13.2%)(9)		27,845	—
Globe BG, LLC	Coal Production	Contingent earn-out related to July 2011 sale of royalty interests in Alden Resources, LLC(10)		—	—
Subtotal Non-affiliate Investments - (Less than 5% owned)				$144,367	$66,151
Subtotal Portfolio Investments (65.3% of total investments)				$165,753	$84,501

GOVERNMENT SECURITIES
U.S. Treasury Bills(4)			$45,000	$44,994	$44,994
Subtotal Government Securities (34.7% of total investments)				$44,994	$44,994

TOTAL INVESTMENTS				$210,747	$129,495

 (See accompanying notes to consolidated financial statements)

NOTES TO CONSOLIDATED SCHEDULE OF INVESTMENTS

(1)
We pledged all of our portfolio investments, except our investments in U.S. Treasury Bills, as collateral for obligations under our Credit Facility. See Note 3 of Notes to Consolidated Financial Statements. Percentages represent interest rates in effect as of June 30, 2017, and due dates represent the contractual maturity dates. Common stock, units and earn-outs are non-income producing securities, unless otherwise stated.

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
June 30, 2017
(in thousands, except share amounts and percentages)
(Unaudited — Continued)

(7)
During the fourth quarter of 2016, we executed a series of amendments to our note purchase and security agreement with OCI Holdings, LLC, or OCI, to allow the company to PIK its LIBOR+12% cash interest for November and December 2016. Also, default interest of $0.1 million and current unpaid interest of $0.4 million was added to the principal balance in the fourth quarter 2016. Effective January 31, 2017, we executed a seventh amendment to our note purchase and security agreement with OCI that allowed the company to PIK its LIBOR+12% cash interest through March 31, 2017. OCI remains in financial covenant default and while in default, we are earning an additional 2% cash interest and 2% PIK interest. In 2017, we have executed a number of amendments to our note purchase and security agreement with OCI that allows the company to continue to PIK its LIBOR +12% cash interest through August 31, 2017.

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

(11)	On August 10, 2016, the margin was amended to be increased from LIBOR+8.25% with a 1% floor to LIBOR+9.25% with a 1% floor.

(12)	Non-income producing equity security.

OHA INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2016
(in thousands, except share amounts and percentages)

Portfolio Company	Industry Segment	Investment(1)	Principal	Cost	Fair Value(2)

Affiliate Investments - (5% to 25% owned)
OCI Holdings, LLC	Home Health Services	Subordinated Note (LIBOR+ 12.0% cash with a 1% floor plus 3% PIK, due 8/15/2018)(7)	$17,330	$17,224	$16,464
OCI Holdings, LLC	Home Health Services	100% of Class A Units in OHA/OCI Investments, LLC representing 20.8% diluted ownership of OCI Holdings, LLC(15)		2,500	686
Subtotal Affiliate Investments - (5% to 25% owned)				$19,724	$17,150

Non-affiliate Investments - (Less than 5% owned)
Castex Energy 2005, LP	Oil & Natural Gas Production and Development	Redeemable Preferred LP Units (current pay 8% cash or 10% PIK, due 7/1/2016)(8)	$56,625	$55,662	$32,876
TIBCO Software, Inc.	Software	Senior Unsecured Notes (11.38% due 12/1/2021)(3)	10,100	9,754	10,100
Royal Holdings, Inc.	Chemicals	Second Lien Term Loan (LIBOR+7.5% with a 1% floor, due 6/19/2023)(3)	10,000	9,929	9,938
Appriss Holdings, Inc.	Information Services	Second Lien Term Loan (LIBOR+8.25% with a 1% floor, due 5/21/2021)(14)	9,323	9,217	9,137
Berlin Packaging	Packaging	Second Lien Term Loan (LIBOR+6.75% with a 1% floor, due 10/1/2022)(3)	7,205	6,886	7,295
Talos Production, LLC	Oil & Natural Gas Production and Development	Senior Unsecured Notes (9.75%, due 2/15/2018)(3)	12,000	11,980	7,140
PAE Holding Corporation	Aerospace and Defense	Second Lien Term Loan (LIBOR+9.50% with a 1.0% floor, due 10/20/2023)(3)	5,500	5,337	5,596
WASH Multifamily Acquisition, Inc.	Industrials - Laundry Equipment	Second Lien Term Loan (LIBOR+7.0% with a 1% floor, due 5/14/2023)(3)	3,404	3,382	3,404
Gramercy Park CLO Ltd.(5)	Financial Services	Subordinated Notes, Residual Interest (11.95%, based on cost, due 7/17/2023)(3)	9,000	1,529	1,773
Coinamatic Canada, Inc(5)	Industrials - Laundry Equipment	Second Lien Term Loan (LIBOR+7.0% with a 1% floor, due 5/14/2023)(3)	596	592	596

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

(See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION
CONSOLIDATED FINANCIAL HIGHLIGHTS
(unaudited)

	For the six months ended June 30,
Per Share Data(1)	2017	2016

Net asset value, beginning of period	$3.99	$5.49
Net investment income, net of tax	0.02	0.15
Net realized and unrealized loss on investments(2)	(1.21)	(0.72)
Net decrease in net assets resulting from operations	(1.19)	(0.57)
Distributions to common stockholders
Distributions from net investment income	(0.04)	(0.12)
Net decrease in net assets from distributions	(0.04)	(0.12)
Net asset value, end of period	$2.76	$4.80

Market value, beginning of period	$1.72	$3.80
Market value, end of period	$1.27	$1.94
Market value return(3)(4)	(23.7)%	(41.2)%

Ratios and Supplemental Data
($ and shares in thousands)
Net assets, end of period	$55,699	$96,810
Average net assets	$69,156	$103,830
Common shares outstanding, end of period	20,172	20,172
Total operating expenses and taxes/average net assets(5)	13.3%	12.2%
Net investment income, net of tax/average net assets(5)	1.0%	6.0%
Portfolio turnover rate	10.4%	1.1%

Expense Ratios (as a percentage of average net assets)(5)
Interest expense and bank fees	5.7%	4.0%
Management and incentive fees	3.1%	3.3%
Other operating expenses and taxes	4.5%	4.9%
Total operating expenses	13.3%	12.2%

(1)	Per share data is based on weighted average number of common shares outstanding for the period.

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
June 30, 2017
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
June 30, 2017
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

Declaration Date	Per Share Amount	Record Date	Payment Date
June 7, 2016	$0.06	June 30, 2016	July 8, 2016
September 15, 2016	0.06	September 30, 2016	October 7, 2016
December 8, 2016	0.06	December 31, 2016	January 9, 2017
March 14, 2017	0.02	March 31, 2017	April 7, 2017
June 16, 2017	0.02	June 30, 2017	July 10, 2017

Note 3: Credit Facilities and Borrowings
We are party to a Credit Agreement (the "Credit Facility"), dated September 9, 2016, with MidCap Financial Trust, as administrative agent, which replaced our prior Third Amended and Restated Revolving Credit Agreement (the "Investment Facility"), as amended, with SunTrust Bank, as administrative agent. As of June 30, 2017, the size of Credit Facility was $56.5 million with a maturity date of March 9, 2018, which can be extended for a six-month period at our option, subject to certain conditions. The initial proceeds of $40.5 million from the Credit Facility were used to pay off the $38.5 million outstanding balance on the Investment Facility, pay transaction expenses and provide balance sheet cash. The remaining $16.0 million consists of a delayed draw term loan, which is committed for one year, and is available to us to grow our investment portfolio and operate our business.
As of June 30, 2017 and December 31, 2016, the total amount outstanding under the Credit Facility was $40.5 million with $16.0 million available to draw. The total amount outstanding on the Credit Facility is shown net of unamortized debt issuance costs of $0.8 million and $1.4 million on our Consolidated Balance Sheet as of June 30, 2017 and December 31, 2016, respectively. Substantially all of our assets, except our investments in U.S. Treasury Bills, are pledged as collateral for the obligations under the Credit Facility. The Credit Facility bears an interest rate of Adjusted LIBOR plus 5.35% for Eurodollar Loans, subject to a 1% LIBOR floor, and Base Rate plus 4.35% for Base Rate Loans. As of June 30, 2017, the interest rate on our outstanding balance of $40.5 million was 6.40%.
The Credit Facility contains affirmative and reporting covenants and certain financial ratio and restrictive covenants. We have complied with these covenants from the date of the Credit Agreement through June 30, 2017, and had no existing defaults or events of default under the Credit Facility. The financial covenants, with terms as defined in the Credit Agreement, are:

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

At the end of each quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which includes purchasing U.S. Treasury Bills, by utilizing repurchase agreements on a temporary basis. On June 28, 2017, we purchased $45.0 million of U.S. Treasury Bills and contemporaneously entered into a $44.1 million repurchase arrangement with a global financial institution to finance such purchase. Under the repurchase arrangement, we transferred $45.0 million of U.S. Treasury Bills and $0.9 million of cash as collateral under the repurchase agreement. We

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
June 30, 2017
(unaudited)

repaid the $44.1 million borrowed under the repurchase agreement, and was returned the $0.9 million cash collateral, net of a $12 thousand financing fee, upon maturity of the U.S. Treasury Bills on July 6, 2017. We account for the transfer of the U.S. Treasury Bills under the repurchase agreement as a secured borrowing in accordance with GAAP. As a result, the U.S. Treasury Bills are recorded on our books as investments in U.S. Treasury Bills, and the amount borrowed under the repurchase agreement is recorded as short-term debt at June 30, 2017.
On December 27, 2016, we purchased $40.0 million of U.S. Treasury Bills and contemporaneously entered into a $39.2 million repurchase arrangement with a global financial institution to finance such purchase. Under the repurchase arrangement, we transferred $40.0 million of U.S. Treasury Bills and $0.8 million of cash as collateral under the repurchase agreement. We repaid the $39.2 million borrowed under the repurchase agreement, and was returned the $0.8 million cash collateral, net of a $10 thousand financing fee, upon maturity of the U.S. Treasury Bills on January 5, 2017. We account for the transfer of the U.S. Treasury Bills under the repurchase agreement as a secured borrowing in accordance with GAAP. As a result, the U.S. Treasury Bills are recorded on our books as investments in U.S. Treasury Bills, and the amount borrowed under the repurchase agreement is recorded as short-term debt at December 31, 2016.

Note 4: Investment Management
Investment Advisory Agreement
On September 30, 2014, we entered into the Investment Advisory Agreement with OHA, an investment adviser registered under the Investment Advisers Act of 1940, or Advisers Act, pursuant to which OHA replaced NGP Investment Advisor, LP as our investment advisor. The Investment Advisory Agreement was most recently approved by our Board of Directors, a majority of whom are not “interested” persons (as defined in the 1940 Act) of us, on August 3, 2017. Pursuant to the Investment Advisory Agreement, OHA implements our business strategy on a day-to-day basis and performs certain services for us subject to the supervision of our Board of Directors. Under the Investment Advisory Agreement, we pay OHA a fee consisting of two components — a base management fee and an incentive fee.
Base Management Fee: The base management fee is paid quarterly in arrears and is calculated by multiplying the average value of our total assets (excluding cash, cash equivalents and U.S. Treasury Bills that are purchased with borrowed funds solely for the purpose of satisfying quarter-end diversification requirements related to our election to be taxed as a RIC under the Code), as of the end of the two immediately prior fiscal quarters, by a rate of 1.75% per annum, with a 0.25% reduction in this 1.75% annual rate for the first year following September 30, 2014. Three months ended June 30, 2017 and 2016, we incurred $0.5 million and $0.8 million, respectively, in base management fees. For the six months ended June 30, 2017 and 2016, we incurred $1.1 million and $1.6 million, respectively, in base management fees.
Incentive Fee: The incentive fee consists of two parts. The first part, the investment income incentive fee, is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the fiscal quarter for which the fee is being calculated. Pre-incentive fee net investment income means interest income, dividend income, royalty payments, net profits interest payments, and any other income (including any other fees, such as commitment, origination, syndication, structuring, diligence, monitoring and consulting fees or other fees that we receive from portfolio companies) accrued during the fiscal quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement, and any interest expense and distributions paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income that we have not yet received in cash. Accordingly, we may pay an incentive fee based partly on accrued investment income, the collection of which is uncertain or deferred. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses, or unrealized capital appreciation or depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets (defined as total assets less liabilities at the end of the immediately preceding fiscal quarter) is compared to a “hurdle rate” of 1.75% per quarter (7% annualized). OHA receives no incentive fee for any fiscal quarter in which our pre-incentive fee net investment income does not exceed the hurdle rate. OHA receives an incentive fee equal to 100% of our pre-incentive fee net investment income for any fiscal quarter in which our pre-incentive fee net investment income exceeds the hurdle rate but is less than 2.1875% (8.75% annualized) of net assets (also referred to as the “catch up” provision) plus 20% of our pre-incentive fee net investment income for such fiscal quarter greater than 2.1875% (8.75% annualized) of net assets. For the three months ended June 30, 2017 and 2016, we did not incur any investment income incentive fees. For the six months ended June 30, 2017 and 2016, we incurred $0.0 million and $0.1 million, respectively, of investment income incentive fees.

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
June 30, 2017
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
Administration Agreement
Under the Administration Agreement, OHA furnishes us with certain administrative services, personnel and facilities. The Administration Agreement was most recently approved by our Board of Directors on August 3, 2017. Payments under the Administration Agreement are equal to our allocable portion of OHA’s overhead in performing its obligations under the Administration Agreement, including all administrative services necessary for our operation and the conduct of our business. The Administration Agreement may be terminated at any time, without penalty, by a vote of our Board of Directors or by OHA upon 60 days’ written notice to the other party.
We owed $0.0 million and $0.2 million to OHA under the Administration Agreement as of June 30, 2017 and December 31, 2016, respectively, for expenses incurred on our behalf for the final month of the respective quarterly period. We include these amounts in due to affiliate on our Consolidated Balance Sheets.

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

Note 6: Commitments and Contingencies
As of June 30, 2017, we had investments in 12 portfolio companies totaling $165.8 million. Of these 12 investments, the Company had already funded investments in the amount of $165.8 million and there were no remaining outstanding unfunded commitments. As of December 31, 2016, we had investments in 12 portfolio companies totaling $174.5 million. Of these 12 portfolio companies, the Company had already funded investments in the amount of $174.5 million and there were no remaining outstanding unfunded commitments.
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

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
June 30, 2017
(unaudited)

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

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
June 30, 2017
(unaudited)

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
On April 3, 2017, the Intervenors filed their notice to appeal the District Court’s Order to the United States Court of Appeals for the Fifth Circuit. On April 11, 2017, we filed a notice of (protective) cross appeal in order to preserve our alternative bases for dismissal which were denied by the Bankruptcy Court and District Court. The matter remains pending before the Fifth Circuit under Case No. 17-20224. The parties are briefing the issues for appellate review.
As of June 30, 2017, our unrecovered investment was $33.4 million, and we had received aggregate royalty payments of $37.5 million since the date of ATP’s bankruptcy filing. As of June 30, 2017, we had incurred legal and consulting fees totaling $6.0 million in connection with the enforcement of our rights under the ORRIs. On various occasions, we have provided notice that such legal expenses will be added to our unrecovered investment balance to the extent they are not reimbursed. To date, we have not received any payments on account of legal expenses aside from our receipt of regular monthly production payments. As a result, we add our legal expenses to the unrecovered investment balance in accordance with our transaction documents. As of June 30, 2017, $5.4 million of the $6.0 million in legal and consulting fees have been added to, and are thus included in the unrecovered investment balance under the terms of our transaction documents. No legal expenses have been added to our unrecovered investment balance during the three months and six months ended June 30, 2017. We note that the fair value of our investment in ATP ORRI remains at $0 as of June 30, 2017 due to the cessation of monthly production payments beginning in December 2016.
Through June 30, 2017, we received post-petition royalty payments from the Gomez properties and the Telemark properties in the amount of $8.3 million and $29.2 million, respectively. It is estimated that the statutory lien claims asserted by the intervenors in the Adversary Proceeding against our ORRIs are in the principal amount of approximately $35.2 million. At this time, we estimate that there are potential statutory lien claims (including the claims of the intervenors in the Adversary Proceeding, without regard to the validity of such claims) in the principal amount of approximately $54.2 million. To the extent the District Court’s Order is reversed on appeal, we have or will assert that we have viable defenses with respect to all of the claims of the statutory lien claimants or any other claim which seeks to avoid or disgorge any pre-petition or post-petition royalty payment which we received in respect of the Telemark or Gomez properties. In the event that the District Court’s Order is reversed on appeal, and to the extent we do not prevail on our defenses to the statutory lien claims or any other claim seeking to avoid or disgorge pre-petition or post-petition royalty payments, we contend that, pursuant to the terms of our transaction

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
June 30, 2017
(unaudited)

documents, we are entitled to include any amounts disgorged on account of any such claims into the unrecovered investment balance of our ORRIs. Moreover, to the extent we do not prevail on our defenses to any action brought by the holder of a statutory lien claim, we contend that we would be permitted to seek contribution from other ORRI and net profits interest holders with respect to any disgorged amounts.
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
On July 12, 2017, the Chapter 7 Trustee filed a motion to approve auction and bidding procedures and for other relief relating to a proposed sale of the “Clipper Assets” [Bankr. Dkt. No. 144], which do not include Telemark properties. The motion provides an overview of the Trustee efforts to market and sell the estate’s assets to date. It is our understanding that no agreements have been reached to sell the Telemark properties, and it is unknown whether they will ultimately be sold.
Status of Telemark Leases. The Telemark properties are comprised of three leases: Mississippi Canyon Block 942 known as OCS-G 24130 (“MC 942”); Mississippi Canyon Block 941 known as OCS-G 16661 (“MC 941”); and Atwater Valley Block 63 known as OCS-G 13198 (“AT 63”). At the meeting of creditors, Bennu officers testified that the well on the AT 63 lease stopped producing in May 2016. Prior to filing bankruptcy, Bennu Oil & Gas shut in all of the wells on the other two Telemark leases on November 30, 2016. The leases will expire in 180 days from the date of last production unless production is resumed or the BOEM grants a deferral of the requirement to produce (known as a Suspense of Operations (“SOO”) or Suspense of Production (“SOP”). Bennu Oil & Gas applied for SOPs MC 941, MC942 and AT 63. The SOP requests are pending, but there is no assurance that the government will grant the request.

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
June 30, 2017
(unaudited)

Note 7: Fair Value
Our investments consisted of the following as of June 30, 2017 and December 31, 2016:

	June 30, 2017				December 31, 2016
(Dollar amounts in thousands)	Cost	% of total	Fair Value	% of total	Cost	% of total	Fair Value	% of total

Portfolio investments
Second lien debt	$38,776	18.4%	$39,712	30.7%	$48,002	22.3%	$35,966	24.8%
Subordinated debt	40,191	19.1%	36,474	28.1%	38,958	18.2%	33,704	23.2%
Limited term royalties	27,845	13.2%	—	—%	27,845	13.0%	—	—%
Redeemable preferred units	56,315	26.7%	7,627	5.9%	55,662	26.0%	32,876	22.7%
CLO residual interests	126	0.1%	352	0.3%	1,529	0.7%	1,773	1.2%
Equity securities	2,500	1.2%	336	0.3%	2,500	1.2%	686	0.5%
Total portfolio investments	165,753	78.7%	84,501	65.3%	174,496	81.4%	105,005	72.4%
Government securities
U.S. Treasury Bills	44,994	21.3%	44,994	34.7%	39,997	18.6%	39,997	27.6%
Total investments	$210,747	100.0%	$129,495	100.0%	$214,493	100.0%	$145,002	100.0%

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
June 30, 2017
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

Fair value accounting classifies financial assets and liabilities in their entirety based on the lowest level of input that is significant to the estimated fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment that may affect the valuation of assets and liabilities and their placement within the fair value hierarchy levels. We did not have any liabilities measured at fair value at June 30, 2017 or December 31, 2016. Amounts outstanding under our Credit Facility are carried at amortized cost in the Consolidated Balance Sheets. As of June 30, 2017, the estimated fair value of our Credit Facility approximated its carrying value of $39.7 million. As of December 31, 2016, the fair value of our Credit Facility approximated its carry value of $39.1 million. The estimated fair value of the Credit Facility is determined by discounting projected remaining payments using market interest rates for borrowings of the Company.
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
June 30, 2017
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
We occasionally have investments in our portfolio that contain payment-in-kind, or PIK, interest or dividend provisions. We compute PIK interest income or PIK dividend income at the contractual rate specified in each investment agreement, and we add that amount to the principal balance of the investment. For investments with PIK interest or PIK dividends, we calculate our income accruals on the principal balance plus any PIK amounts. If the portfolio company’s projected cash flows, further supported by estimated total enterprise value, are not sufficient to cover the contractual principal and interest or dividend amounts, as applicable, we do not accrue PIK interest income or PIK dividend income on the investment. To maintain our RIC status, we must pay out this non-cash income to stockholders in the form of distributions, even though we have not yet collected the cash. We recorded net PIK interest income of $0.8 million and $0.1 million in the three months ended June 30, 2017 and 2016, respectively, and $1.6 million and $0.3 million in the six months ended June 30, 2017 and 2016, respectively. We recorded PIK dividend income from our investment in Castex Energy 2005, LP, of $0.0 million and $1.0 million for the three months ended June 30, 2017, and 2016, respectively, and $0.0 million and $2.3 million in the six months ended June 30, 2017 and 2016, respectively. During the first quarter of 2017, we placed our investment in Castex on non-accrual status based on our March 31, 2017 valuation, which reflected a determination that future payments received from this investment will no longer be sufficient to cover all of the contractual principal and dividend amounts on this investment.
The following tables set forth the fair value of our investments by level within the fair value hierarchy as of June 30, 2017 and December 31, 2016 (in thousands):

June 30, 2017	Total	Level 1	Level 2	Level 3
Portfolio investments
Affiliate investments
Subordinated debt	$18,014	$—	$—	$18,014
Equity securities	336	—	—	336
Total affiliate investments	18,350	—	—	18,350
Non-affiliate investments
Second lien debt	39,712	—	30,389	9,323
Subordinated debt	18,460	—	18,460	—
Limited term royalties	—	—	—	—
Redeemable preferred units	7,627	—	—	7,627
CLO residual interests	352	—	—	352
Total non-affiliate investments	66,151	—	48,849	17,302
Total portfolio investments	84,501	—	48,849	35,652
Government securities
U.S. Treasury Bills	44,994	44,994	—	—
Total investments	$129,495	$44,994	$48,849	$35,652

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
June 30, 2017
(unaudited)

December 31, 2016	Total	Level 1	Level 2	Level 3
Portfolio investments
Affiliate investments
Subordinated debt	$16,464	$—	$—	$16,464
Equity securities	686	—	—	686
Total affiliate investments	17,150	—	—	17,150
Non-affiliate investments
First lien secured debt	—	—	—	—
Second lien debt	35,966	—	26,829	9,137
Subordinated debt	17,240	—	17,240	—
Limited term royalties	—	—	—	—
Redeemable preferred units	32,876	—	—	32,876
CLO residual interests	1,773	—	—	1,773
Total non-affiliate investments	87,855	—	44,069	43,786
Total portfolio investments	105,005	—	44,069	60,936
Government securities
U.S. Treasury Bills	39,997	39,997	—	—
Total investments	$145,002	$39,997	$44,069	$60,936

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
June 30, 2017
(unaudited)

The following tables present roll-forwards of the changes in fair value for all investments for which we determine fair value using unobservable (Level 3) factors for the periods indicated (in thousands):

	First Lien Secured Debt and Limited Term Royalties	Second Lien Debt	Subordinated Debt and Redeemable Preferred Units	Equity Securities	CLO Residual Interests	Total Investments

For the three months ended June 30, 2017
Fair value at March 31, 2017	$—	$9,137	$29,501	$442	$1,465	$40,545
Total gains, (losses) and amortization:
Net realized losses	—	(12,659)	—	—	—	(12,659)
Net unrealized gains (losses)	—	12,841	(4,715)	(106)	(167)	7,853
Net amortization of premiums, discounts and fees		4	15	—	—	19
New investments, repayments and settlements, net:
New investments	—	—	—	—	—	—
PIK	—	—	840	—	—	840
Repayments and settlements	—	—	—	—	(946)	(946)
Fair value at June 30, 2017	$—	$9,323	$25,641	$336	$352	$35,652

For the six months ended June 30, 2017
Fair value at December 31, 2016	$—	$9,137	$49,340	$686	$1,773	$60,936
Total gains, (losses) and amortization:
Net realized losses	—	(12,659)	—	—	—	(12,659)
Net unrealized gains (losses)	—	12,836	(26,014)	(350)	(18)	(13,546)
Net amortization of premiums, discounts and fees	—	9	30	—	—	39
New investments, repayments and settlements, net:	—	—	—	—	—	—
New investments	—	—	—	—	—	—
PIK	—	—	2,285	—	—	2,285
Repayments and settlements	—	—	—	—	(1,403)	(1,403)
Fair value at June 30, 2017	$—	$9,323	$25,641	$336	$352	$35,652

Net change in unrealized gains (losses) from investments still held as of reporting date:
June 30, 2017	$—	$12,836	$(26,014)	$(350)	$(18)	$(13,546)
June 30, 2016	11,569	(8,572)	(5,636)	(306)	—	(2,945)

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
June 30, 2017
(unaudited)

	First Lien Secured Debt and Limited Term Royalties	Second Lien Debt	Subordinated Debt and Redeemable Preferred Units	Equity Securities	Total Investments

For the three months ended June 30, 2016
Fair value at March 31, 2016	$15,290	$15,560	$64,649	$2,561	$98,060
Total gains, (losses) and amortization:
Net realized gains (losses)	(10,777)	—	(800)	1,435	(10,142)
Net unrealized gains (losses)	11,602	(2,753)	(675)	(284)	7,890
Net amortization of premiums, discounts and fees	2	7	13	—	22
New investments, repayments and settlements, net:
New investments	—	—	92	—	92
PIK	—	—	1,366	—	1,366
Repayments and settlements	—	—	(9,000)	(1,435)	(10,435)
Fair value at June 30, 2016	$16,117	$12,814	$55,645	$2,277	$86,853

For the six months ended June 30, 2016
Fair value at December 31, 2015	$15,185	$21,354	$68,169	$2,583	$107,291
Total gains, (losses) and amortization:
Net realized gains	(10,777)	—	(800)	1,435	(10,142)
Net unrealized gains (losses)	11,569	(8,572)	(5,636)	(306)	(2,945)
Net amortization of premiums, discounts and fees	4	17	30	—	51
New investments, repayments and settlements, net:
New investments		—	92	—	92
PIK	136	15	2,790	—	2,941
Repayments and settlements	—	—	(9,000)	(1,435)	(10,435)
Fair value at June 30, 2016	$16,117	$12,814	$55,645	$2,277	$86,853

During the three and six months ended June 30, 2017 and 2016, none of our investments in portfolio companies changed among the categories of Control Investments, Affiliate Investments and Non-Affiliate Investments, and there were no transfers among Levels 3, 2 or 1.
We present net unrealized gains (losses) on our consolidated statements of operations as “Net unrealized appreciation (depreciation) on investments.”

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
June 30, 2017
(unaudited)

The following table summarizes the significant unobservable inputs in the fair value measurements of our Level 3 investments by category of investment and valuation technique as of June 30, 2017 (dollars in thousands):

Type of Investment	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs	Weighted Average

Non-Energy Investments:
Second lien debt	$9,323	Market comparables	EBITDA multiples	11.0x - 17.0x	12.4x

Subordinated debt	18,014	Market comparables	EBITDA multiples	5.0x - 6.0x	5.5x

CLO residual interest	352	Net asset value with discount rate	Discount rate	15.0%	15.0%

Equity securities	336	Market comparables	EBITDA multiples	5.0x - 6.0x	5.5x
	28,025

Energy Investments:
Redeemable preferred units	7,627	Discounted cash flow	Discount rate	10.0%	10.0%
		Market comparables	EBITDA multiples	3.0x - 5.0x	4.0x
			Reserve multiple(1)	$1.50 - $1.70	$1.60
			Production multiples(2)	$4,500 - $6,100	$5,300
	7,627

Total Level 3 investments	$35,652
____________________________________
(1) Based on price per thousand cubic feet of natural gas.
(2) Based on price per million cubic feet equivalent of natural gas per day.
As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of June 30, 2017. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market multiples would result in an increase or decrease, respectively in the fair value.

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
June 30, 2017
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

Forward-Looking Statements
Certain statements in this Quarterly Report on Form 10-Q that relate to estimates or expectations of our future performance or financial condition may constitute “forward-looking statements.” These forward-looking statements are subject to various risks and uncertainties, which could cause actual results and conditions to differ materially from those projected, including, but not limited to:
•uncertainties associated with the timing and likelihood of investment transaction closings;

•	changes in interest rates;

•	the future operating results of our portfolio companies and their ability to achieve their objectives;

•	regional, national or international economic conditions and changes thereto as well as their impact on the industries in which we invest;

•	disruptions in the credit and capital markets;

•	changes in the conditions of the industries in which we invest;

•	the adequacy of our cash resources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the ability of OHA to locate suitable investments for us and to monitor and administer our investments;

•	our ability to refinance or further extend our credit facility upon maturity;

•	other factors enumerated in our filings with the Securities and Exchange Commission, or the SEC;

•	further decrease in oil and gas prices for an extended period causing further losses in E&P holdings; and

•	effects of current and pending legislation.
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
The aggregate fair value of our investment portfolio at June 30, 2017 was $84.5 million, with such value comprised of 12 active portfolio investments compared to 10 active portfolio investments at September 30, 2014. Under our previous investment advisor, we focused our investments primarily on small and mid-size companies engaged in the upstream sector of the energy industry, which includes businesses that find, develop and extract energy resources, such as natural gas, crude oil and coal. Consequently, a significant portion of our current investment portfolio value is comprised of debt securities and other investments in upstream exploration and production companies engaged in the acquisition, development and production of oil and natural gas properties in and along the Gulf Coast, and in the state and federal waters of the Gulf of Mexico.
Part of our current investment approach is to reduce our exposure to in the energy industry and to diversify our portfolio with investments in debt securities of U.S. private and small public middle market companies across various industry sectors. The exposure of our investment portfolio to the energy sector decreased to 18% at June 30, 2017 from 74% at September 30, 2014, on a fair value basis.
Our historical focus and current concentration in the energy sector causes our portfolio to be particularly influenced by commodity prices for oil and natural gas, which declined dramatically during the fourth quarter of 2014 and remain significantly lower than they have been in recent years. Further decline in commodity prices or increased volatility in the energy markets, particularly in North America, may further significantly affect the business, financial condition, results of operations and cash flows of our energy-related portfolio companies and their ability to meet financial commitments, which would negatively impact the fair values of our energy-related investments in such companies and, in turn, our net asset value. These factors may also extend the holding period for such investments, thus impacting our ability to reduce the portfolio exposure to energy investments.
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

Portfolio and 2017 Investment Activity
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
In May 2017, Talos Production, LLC repaid a portion of its senior unsecured notes in the amount of $0.5 million at par.
In June 2017, we purchased a $1.4 million second lien term loan to PAE Holding Corporation, or PAE, adding to our $5.5 million position that was previously acquired in November 2016. The $1.4 million PAE loan was purchased at a 1% discount and earns interest payable in cash at a rate of 10.50% per annum (LIBOR+9.50% with a 1% floor) and matures in October 2023.

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

	June 30, 2017			December 31, 2016
	Weighted Average Yields(1)			Weighted Average Yields(1)
		Percentage of Portfolio			Percentage of Portfolio
		Cost	Fair Value		Cost	Fair Value
Second lien debt	9.5%	23.4%	47.0%	9.5%	27.5%	34.2%
Subordinated debt	15.5%	24.2%	43.2%	15.2%	22.3%	32.1%
Limited term royalties	—%	16.8%	—%	5.3%	16.0%	—%
Redeemable preferred units	—%	34.0%	9.0%	5.8%	31.9%	31.3%
CLO residual interests	13.5%	0.1%	0.4%	13.5%	0.9%	1.7%
Equity securities	—	1.5%	0.4%	—	1.4%	0.7%
Total portfolio investments	12.6%	100.0%	100.0%	9.7%	100.0%	100.0%
(1) Yielding portfolio investments only.

As of June 30, 2017 and December 31, 2016, the total fair value of our portfolio investments was $84.5 million and $105.0 million, respectively. Of those fair value totals, approximately $35.7 million, or 42.2%, as of June 30, 2017, and $60.9 million, or 58.0%, as of December 31, 2016 are determined using significant unobservable (i.e., Level 3) inputs.

Results of Operations

Investment Income

Investment income includes interest on our investments and dividend income. Dividend income is income we receive from certain of our equity investments. Other income includes prepayment fees and modification fees we receive in connection with certain of our investments. These fees are recognized as earned.

Investment Income	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2017	2016	2017	2016

Interest income	$2,465	$3,396	$4,869	$7,209
Dividend income	—	970	—	2,283
Other income	10	7	61	38
Total investment income	$2,475	$4,373	$4,930	$9,530
For the three months ended June 30, 2017, total investment income was $2.5 million, a 43% decrease from $4.4 million of total investment income for the three months ended June 30, 2016. The decrease was primarily attributable to a $1.5 million decrease in investment income related to non-accrual assets and a decrease in average portfolio balance for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016.
For the six months ended June 30, 2017, total investment income was $4.9 million, a 48% decrease from $9.5 million for the six months ended June 30, 2016. The decrease was primarily attributable to a $3.4 million decrease in investment income related to non-accrual assets and a decrease in average portfolio balance for the for the six months ended June 30, 2017 as compared to the for the six months ended June 30, 2016.
Operating Expenses
Operating expenses include interest expense and our allocable portion of operating expenses incurred on our behalf by our investment advisor and our administrator. Other general and administrative expenses include our allocated share of employee, facilities, and stockholder services incurred by our administrator.

Operating Expenses	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2017	2016	2017	2016

Interest expense and bank fees	$984	$975	$1,958	$2,063
Management and incentive fees	496	767	1,066	1,697
Professional fees	401	669	672	1,389
Other general and administrative expenses	377	538	759	1,044
Directors fees	62	62	123	123
Total operating expenses	$2,320	$3,011	$4,578	$6,316
For the three months ended June 30, 2017, operating expenses decreased by 22.9% to $2.3 million from $3.0 million compared to the three months ended June 30, 2016. Interest expense and bank fees increased by 0.9% to $1.0 million from $1.0 million compared to the same period in the prior year largely due to higher borrowing costs partially offset by decreased weighted average debt outstanding of $17.4 million. Management and incentive fees decreased by 35.3% to $0.5 million from $0.8 million due to lower base management fees as a result of lower average asset base subject to the base management fee. Professional fees decreased by 40.1% to $0.4 million from $0.7 million due to lower legal fees and audit related expenses in the 2017 period. Other general and administrative expenses decreased by 29.9% to $0.4 million from $0.5 million primarily due to a decrease in employee related expenses in the 2017 period.
For the six months ended June 30, 2017, operating expenses decreased by 27.5% to $4.6 million from $6.3 million. Interest expense and bank fees decreased by 5.1% to $2.0 million from $2.1 million compared to the same period in the prior year largely due to decreased weighted average debt outstanding of $21.6 million partially offset by higher borrowing costs. Management and incentive fees decreased by 37.2% to $1.1 million from $1.7 million primarily due to lower base management fees as a result of lower average asset base subject to the base management fee. Professional fees decreased by 51.6% to $0.7 million from $1.4 million due to lower legal fees and audit related expenses in the 2017 period. Other general and administrative expenses decreased by 27.3% to $0.8 million from $1.0 million primarily due to a decrease in employee related expenses in the 2017 period.
Under the Investment Advisory Agreement, the investment income incentive fee is calculated quarterly at a rate of 20% of quarterly net investment income above a “hurdle rate” of 1.75% per quarter (7% annualized) with a “catch up” provision. For the three months ended June 30, 2017 and June 30, 2016 we did not incur any investment income incentive fees. For the six months ended June 30, 2017 and June 30, 2016, we incurred investment income incentive fees of $0 and $100,000, respectively.

Net Investment Income	For the three months ended June 30,		For the six months ended June 30,
(in thousands, except per share data)	2017	2016	2017	2016

Net investment income	$145	$1,263	$338	$3,098
Net investment income per common share	$0.01	$0.06	$0.02	$0.15
During the three month period ended June 30, 2017, the decrease in net investment income compared to the three month period ended June 30, 2016 was driven by lower investment income, partially offset by lower operating expenses in 2017.

During the six month period ended June 30, 2017, the decrease in net investment income compared to the six month period ended June 30, 2016 was driven by lower investment income, partially offset by lower operating expenses in 2017.

Net Realized Gains and Losses
Net realized gains and losses is the difference between the net proceeds received from dispositions of portfolio investments and their stated costs. Realized losses may also be recorded in connection with our determination that certain investments are considered worthless securities and/or meet the conditions for loss recognition per the applicable tax rules.

Net Realized Gains and Losses	For the three months ended June 30,		For the six months ended June 30,
(in thousands, except per share data)	2017	2016	2017	2016

Net realized capital loss on investments	$(12,659)	$(9,943)	$(12,564)	$(9,919)
Benefit for taxes on realized loss	—	—	—	—
Net realized capital losses	$(12,659)	$(9,943)	$(12,564)	$(9,919)
Net realized capital losses per common share	$(0.63)	$(0.49)	$(0.62)	$(0.49)
For the three months ended June 30, 2017, we realized a capital loss of $12.7 million related to our investment in Shoreline Energy, LLC second lien term loan. For the three months ended June 30, 2016, we realized a capital loss of $10.1 million related to the sale of our equity interest in Contour and the extinguishment of the associated senior secured term loan and unsecured promissory note. This realized capital loss was partially offset by a realized capital gain of $0.2 million related to the sale of the $5.4 million Hanson second lien term loan.
For the six months ended June 30, 2017, we realized capital loss of $12.7 million related to our investment in Shoreline Energy, LLC, or Shoreline, second lien term loan. For the six months ended June 30, 2016, we realized a capital loss of $10.1 million related to the sale of our equity interest in Contour and the extinguishment of the associated senior secured term loan. This realized capital loss was partially offset by a realized capital gain related to the sale of the $5.8 million Hanson second lien term loan.

Net Unrealized Appreciation (Depreciation) on Investments
Net unrealized appreciation or depreciation is the net change in the fair value of our investments during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.

Net Unrealized Appreciation (Depreciation) on Investments	For the three months ended June 30,		For the six months ended June 30,
(in thousands, except per share data)	2017	2016	2017	2016

Control investments	$—	$10,578	$—	$10,578
Affiliate investments	(163)	(298)	(462)	(333)
Non-affiliate investments	7,781	(1,485)	(11,299)	(14,973)
Net unrealized appreciation (depreciation) on investments	$7,618	$8,795	$(11,761)	$(4,728)
Net unrealized appreciation (depreciation) on investments per common share	$0.38	$0.44	$(0.58)	$(0.23)

Control Investments
For the three months ended June 30, 2017 there were no changes in the unrealized depreciation or appreciation of our control investments. For the three months ended June 30, 2016, the decrease in net unrealized depreciation in our control investment was attributable to the reversal of unrealized depreciation, due to realization, on our investments in Contour.

For the six months ended June 30, 2016, the decrease in net unrealized depreciation in our control investment was attributable to the reversal of unrealized depreciation, due to realization, on our investments in Contour.
Affiliate Investments

For the three months ended June 30, 2017 and June 30, 2016, the increase in net unrealized depreciation on our affiliate investments was attributable to a decrease in the fair value of our investments in OCI.
For the six months ended June 30, 2017 and June 30, 2016, the increase in net unrealized depreciation our affiliate investments was attributable to a decrease in the fair value of our investments in OCI.
Non-Affiliate Investments
For the three months ended June 30, 2017, the decrease in net unrealized depreciation on our non-affiliate investments was primarily attributable to the reversal of $12.7 million unrealized depreciation, due to realization, of our investment in Shoreline. The decrease in net unrealized depreciation was partially offset by a decrease in the fair value of our investments in Castex of $4.7 million. For the three months ended June 30, 2016, the increase in net unrealized depreciation on our non-affiliate investments was primarily due to a decrease in the fair value of our investments in Castex of $1.4 million, Shoreline of $2.7 million, TIBCO Software, Inc., of $0.8 million and other investments totaling a net of $0.5 million. This was partially offset by an increase in fair value of our investments in ATP of $1.8 million, Gramercy Park CLO Ltd., or Gramercy, of $0.8 million, Talos Production LLC, or Talos, of $0.6 million and other investments totaling a net $0.8 million.
For the six months ended June 30, 2017, the decrease in net unrealized depreciation on our non-affiliate investments was primarily attributable to a decrease in the fair value of our investments in Castex of $25.9 million. This was partially offset by the reversal of $12.7 million unrealized depreciation, due to realization, of our investment in Shoreline. For the six months ended June 30, 2016, the increase in net unrealized depreciation on our non-affiliate investments was primarily due to a decrease in the fair value of our investments in Castex of $7.4 million, Shoreline of $8.6 million, Talos of $0.9 million, Royal Holdings Inc. of $0.6 million and other investments totaling a net of $0.9 million. This was partially offset by an increase in fair value of our investment in ATP of $1.7 million and KOVA of $1.0 million.

Net Increase (Decrease) in Net Assets Resulting from Operations	For the three months ended June 30,		For the six months ended June 30,
(in thousands, except per share data)	2017	2016	2017	2016

Net increase (decrease) in net assets resulting from operations	$(4,896)	$115	$(23,987)	$(11,549)
Net increase (decrease) in net assets resulting from operations per common share	$(0.24)	$0.01	$(1.19)	$(0.57)

For the three months ended June 30, 2017, the net decrease in net assets resulting from operations compared to the three months ended June 30, 2016 primarily is attributable net realized losses of $12.7 million, partially offset by net unrealized appreciation on investments totaling $7.6 million.
For the six months ended June 30, 2017, the net decrease in net assets resulting from operations compared to the six months ended June 30, 2016 is primarily attributable to $2.8 million decrease in net investment income, $2.6 million increase in realized capital losses and $7.0 million increase in net unrealized depreciation on investments.

Financial Condition, Liquidity and Capital Resources
Cash Flows
At June 30, 2017, we had cash and cash equivalents totaling $12.0 million. Our portfolio may consist of temporary investments in U.S. Treasury Bills, repurchase agreements, money market funds or repurchase agreement-like treasury securities. These temporary investments with original maturities of 90 days or less are deemed cash equivalents and are included in the Consolidated Schedule of Investments. At the end of each fiscal quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which is dependent upon the composition of our total assets at quarter-end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions on a net cash basis after quarter-end, drawing down on an investment or credit facility, or utilizing repurchase agreements or other balance sheet transactions as are deemed appropriate for this purpose. These amounts are excluded from adjusted gross assets for purposes of computing the Investment Adviser's base management fee.
During the six months ended June 30, 2017, we experienced a net decrease in cash and cash equivalents in the amount of $4.5 million. During the period, our operating activities used $7.8 million in cash, consisting of $11.3 million purchases of new investments in portfolio securities, partially offset by $10.4 million provided by proceeds from redemptions of investments in portfolio securities. Financing activities provided cash of $3.3 million, consisting net borrowings under repurchase agreement of $4.9 million partially offset by cash distributions paid to our stockholders in the amount of $1.6 million.
During the six months ended June 30, 2016, we experienced a net decrease in cash and cash equivalents in the amount of $11.8 million. During the period, our operating activities provided $45.9 million in cash, consisting of $16.6 million from proceeds from redemptions of investments in portfolio securities, net proceeds from investments in US Treasury Bills of $35.0 million, partially offset by $5.7 million used to settle payables. Financing activities used cash of $57.6 million, consisting of $28.2 million repayments on revolving credit facilities, net repayments of $34.3 million under repurchase agreement and $3.6 million of cash distributions paid to our shareholders.

Credit Facilities and Borrowings
We are party to a Credit Agreement (the "Credit Facility"), dated September 9, 2016, with MidCap Financial Trust, as administrative agent, which replaced our prior Third Amended and Restated Revolving Credit Agreement (the "Investment Facility"), as amended, with SunTrust Bank, as administrative agent. As of June 30, 2017, the size of Credit Facility was $56.5 million with a maturity date of March 9, 2018, which can be extended for a six-month period at our option, subject to certain conditions. The initial proceeds of $40.5 million from the Credit Facility were used to pay off the $38.5 million outstanding balance on the Investment Facility, pay transaction expenses and provide balance sheet cash. The remaining $16.0 million consists of a delayed draw term loan, which is committed for one year, and is available to us to grow our investment portfolio and operate our business.
As of June 30, 2017 and December 31, 2016, the total amount outstanding under the Credit Facility was $40.5 million with $16.0 million available to draw. The total amount outstanding on the Credit Facility is shown net of unamortized debt issuance costs of $0.8 million and $1.4 million on our Consolidated Balance Sheet as of June 30, 2017 and December 31, 2016, respectively. Substantially all of our assets, except our investments in U.S. Treasury Bills, are pledged as collateral for the obligations under the Credit Facility. The Credit Facility bears an interest rate of Adjusted LIBOR plus 5.35% for Eurodollar Loans, subject to a 1% LIBOR floor, and Base Rate plus 4.35% for Base Rate Loans. As of June 30, 2017, the interest rate on our outstanding balance of $40.5 million was 6.40%.
The Credit Facility contains affirmative and reporting covenants and certain financial ratio and restrictive covenants. We have complied with these covenants from the date of the Credit Agreement through June 30, 2017, and had no existing defaults or events of default under the Credit Facility. The financial covenants, with terms as defined in the Credit Agreement, are:

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

At the end of each quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which includes purchasing U.S. Treasury Bills, by utilizing repurchase agreements on a temporary basis. On June 28, 2017, we purchased $45.0 million of U.S. Treasury Bills and contemporaneously entered into a $44.1 million repurchase arrangement with a global financial institution to finance such purchase. Under the repurchase arrangement, we transferred $45.0 million of U.S. Treasury Bills and $0.9 million of cash as collateral under the repurchase agreement. We repaid the $44.1 million borrowed under the repurchase agreement, and was returned the $0.9 million cash collateral, net of a $12 thousand financing fee, upon maturity of the U.S. Treasury Bills on July 6, 2017. We account for the transfer of the U.S. Treasury Bills under the repurchase agreement as a secured borrowing in accordance with GAAP. As a result, the U.S. Treasury Bills are recorded on our books as investments in U.S. Treasury Bills, and the amount borrowed under the repurchase agreement is recorded as short-term debt at June 30, 2017.
On December 27, 2016, we purchased $40.0 million of U.S. Treasury Bills and contemporaneously entered into a $39.2 million repurchase arrangement with a global financial institution to finance such purchase. Under the repurchase arrangement, we transferred $40.0 million of U.S. Treasury Bills and $0.8 million of cash as collateral under the repurchase agreement. We repaid the $39.2 million borrowed under the repurchase agreement, and was returned the $0.8 million cash collateral, net of a $10 thousand financing fee, upon maturity of the U.S. Treasury Bills on January 5, 2017. We account for the transfer of the U.S. Treasury Bills under the repurchase agreement as a secured borrowing in accordance with GAAP. As a result, the U.S. Treasury Bills are recorded on our books as investments in U.S. Treasury Bills, and the amount borrowed under the repurchase agreement is recorded as short-term debt at December 31, 2016.

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

Portfolio Credit Quality
At June 30, 2017, a significant portion of our portfolio investments were in negotiated, and often illiquid, securities of middle market businesses, with a significant exposure to the energy industry. As of June 30, 2017, we had certain investments related to two portfolio companies on non-accrual status with an aggregate cost and fair value of $84.2 million and $7.6 million, respectively. Effective July 1, 2015, ATP was placed on non-accrual status based on estimated future production payments, and income is recognized to the extent cash received. During the first quarter of 2017, we placed our investment in Castex on non-accrual status based on our March 31, 2017 valuation, which reflects a determination that future payments received from this investment will no longer be sufficient to cover all of the contractual principal and dividend amounts on this investment.
Our portfolio investments at fair value were approximately 51.0% and 60.2% of the related cost basis as of June 30, 2017 and December 31, 2016, respectively.

Non-accruing and non-income producing investments	June 30, 2017		December 31, 2016
(in thousands)	Cost	Fair Value	Cost	Fair Value

Non-accruing investments
Castex Energy 2005, LP (non-accrual January 2017)	$56,315	$7,627	$—	$—
ATP Oil & Gas Corporation/Bennu Oil & Gas, LLC (non-accrual July 2015)	27,845	—	27,845	—
Shoreline Energy, LLC (non-accrual January 2016)	—	—	12,659	—
Total non-accruing investments	84,160	7,627	40,504	—

Non-income producing investments
OHA/OCI Investments, LLC Class A Units	2,500	336	2,500	686
Total non-income producing investments	2,500	336	2,500	686
Total non-accruing and non-income producing investments	$86,660	$7,963	$43,004	$686

Contractual Obligations and Off-Balance Sheet Arrangements

The following table summarizes our contractual payment obligations at June 30, 2017 (in thousands):

Credit facilities(1)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Credit Facility	$40,500	$40,500	$—	$—	$—
Repurchase Agreement(2)	44,093	44,093	—	—	—
Total	$84,593	$84,593	$—	$—	$—
(1) Excludes accrued interest and unamortized debt issuance costs.
(2) Amount borrowed under under the Repurchase Agreement was repaid on July 6, 2017.

From time to time we could have unused commitments to extend credit to our portfolio companies. Generally, the commitments have fixed expiration dates, and we do not fund the entire amounts before they expire. Therefore, these commitment amounts do not necessarily represent future cash requirements, and we do not report the unused portions of these commitments on our Consolidated Balance Sheets. We did not have any unused credit commitments at June 30, 2017.

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
In connection with the preparation of this Quarterly Report on Form 10-Q, as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q (June 30, 2017), we performed an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2017, our disclosure controls and procedures were effective in providing reasonable assurance (i) that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) that such information is accumulated and communicated to management in a manner that allows timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
No changes in internal control over financial reporting occurred during the quarter ended June 30, 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act).

PART II – OTHER INFORMATION

Item 1. Legal Proceedings
The information set forth under the heading “Legal Proceedings” in Note 6 to our interim consolidated financial statements is incorporated herein by reference.

Item 1A. Risk Factors
During the six months ended June 30, 2017, there were no material changes to the risk factors disclosed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The information set forth in Note 8 to our interim consolidated financial statements is incorporated herein by reference. There were no shares of common stock repurchased during the six months ended June 30, 2017.

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

OHA INVESTMENT CORPORATION

Date:	August 10, 2017	By:	/s/ STEVEN T. WAYNE
Steven T. Wayne
President and Chief Executive Officer

Date:	August 10, 2017	By:	/s/ CORY E. GILBERT
Cory E. Gilbert
Chief Financial Officer and Treasurer

Index to Exhibits

Exhibit No.	Exhibit

31.1*	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Executive Officer
31.2*	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Financial Officer
32.1**	Section 1350 Certification by the Chief Executive Officer
32.2**	Section 1350 Certification by the Chief Financial Officer
____________
*Filed herewith.
**Furnished herewith.