Form 10-Q
period 2017-09-30
OHA Investment Corp
filed 2017-11-13
CIK 1297704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 13, 2017, there were 20,172,392 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

OHA INVESTMENT CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2017	December 31, 2016
	(unaudited)
Assets
Investments in portfolio securities at fair value
Affiliate investments (cost: $22,298 and $19,724, respectively)	$18,258	$17,150
Non-affiliate investments (cost: $147,177 and $154,772, respectively)	60,452	87,855
Total portfolio investments (cost: $169,475 and $174,496, respectively)	78,710	105,005
Investments in U.S. Treasury Bills at fair value (cost: $34,995 and $39,997, respectively)	34,995	39,997
Total investments	113,705	145,002
Cash and cash equivalents	16,613	16,533
Accounts receivable and other current assets	31	33
Interest receivable	337	1,313
Prepaid assets	28	17
Total current assets	17,009	17,896
Total assets	$130,714	$162,898

Liabilities
Current liabilities
Distributions payable	$403	$1,210
Accounts payable and accrued expenses	1,915	1,999
Due to broker	6,386	—
Due to affiliate (Note 4)	46	220
Management and incentive fees payable (Note 4)	544	635
Income taxes payable	19	28
Repurchase agreement	34,300	39,200
Short-term debt, net of debt issuance costs	39,990	—
Total current liabilities	83,603	43,292
Long-term debt, net of debt issuance costs	—	39,113
Total liabilities	83,603	82,405
Commitments and contingencies (Note 6)
Net assets
Common stock, $.001 par value, 250,000,000 shares authorized; 20,172,392 and 20,172,392 shares issued and outstanding, respectively	20	20
Paid-in capital in excess of par	235,703	235,703
Undistributed net investment loss	(3,422)	(2,873)
Undistributed net realized capital loss	(97,539)	(85,979)
Net unrealized depreciation on investments	(87,651)	(66,378)
Total net assets	47,111	80,493
Total liabilities and net assets	$130,714	$162,898
Net asset value per share	$2.34	$3.99
(See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
Investment income:
Interest income:
Affiliate investments	$115	$565	$326	$1,671
Payment-in-kind from Affiliate investments	894	128	2,527	377
Non-affiliate investments	1,735	2,617	4,760	8,471
Dividend income:
Payment-in-kind from Non-affiliate investments	—	897	—	3,180
Other income	7	114	68	152
Total investment income	2,751	4,321	7,681	13,851
Operating expenses:
Interest expense and bank fees	1,012	768	2,970	2,831
Management and incentive fees (Note 4)	544	888	1,610	2,585
Professional fees	394	584	1,066	1,973
Other general and administrative expenses	410	326	1,169	1,370
Directors fees	61	61	184	184
Total operating expenses	2,421	2,627	6,999	8,943
Income tax provision (benefit), net	7	(6)	21	19
Net investment income	323	1,700	661	4,889
Realized and unrealized gain (loss) on investments:
Net realized capital gain (loss) on investments
Control investments	—	—	1	(10,142)
Affiliate investments	—	—	—	—
Non-affiliate investments	1,004	—	(11,561)	223
Provision for taxes on realized gain	—	—	—	(91)
Total net realized capital gain (loss) on investments	1,004	—	(11,560)	(10,010)
Net unrealized appreciation (depreciation) on investments
Control investments	—	—	—	10,578
Affiliate investments	(1,004)	(1,254)	(1,466)	(1,587)
Non-affiliate investments	(8,508)	(3,058)	(19,807)	(18,031)
Total net unrealized appreciation (depreciation) on investments	(9,512)	(4,312)	(21,273)	(9,040)

Net decrease in net assets resulting from operations	$(8,185)	$(2,612)	$(32,172)	$(14,161)

Net decrease in net assets resulting from operations per common share	$(0.40)	$(0.13)	$(1.59)	$(0.70)

Distributions declared per common share	$0.02	$0.06	$0.06	$0.18
Weighted average shares outstanding - basic and diluted	20,172	20,172	20,172	20,172

 (See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
(in thousands, except per share data)
(unaudited)

	For the nine months ended September 30,
	2017	2016
Increase (decrease) in net assets from operations
Net investment income	$661	$4,889
Net realized capital loss on investments	(11,560)	(10,010)
Net unrealized depreciation on investments	(21,273)	(9,040)
Net decrease in net assets resulting from operations	(32,172)	(14,161)
Distributions to common stockholders
Distributions from net investment income	(1,210)	(3,631)
Net decrease in net assets from distributions	(1,210)	(3,631)
Net decrease in net assets	(33,382)	(17,792)
Net assets, beginning of period	80,493	110,780
Net assets, end of period	$47,111	$92,988
Net asset value per common share at end of period	$2.34	$4.61
Common shares outstanding at end of period	20,172	20,172

(See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the nine months ended September 30,
	2017	2016
Cash flows from operating activities:
Net decrease in net assets resulting from operations	$(32,172)	$(14,161)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash provided by (used in) operating activities:
Payment-in-kind interest	(3,180)	(3,909)
Net amortization of premiums, discounts and fees	(676)	(117)
Net realized capital (gain) loss on investments	11,560	9,919
Net unrealized depreciation on investments	21,273	9,040
Purchase of investments in portfolio securities	(21,941)	(1,756)
Proceeds from redemption or sale of investments in portfolio securities	19,260	30,414
Purchase of investments in U.S. Treasury Bills	(120,000)	(90,000)
Proceeds from redemption of investments in U.S. Treasury Bills	125,002	69,997
Amortization of debt issuance costs on Credit Facility	876	—
Effects of changes in operating assets and liabilities:
Accounts receivable and other current assets	2	505
Interest receivable	976	471
Due to broker	6,386	(5,226)
Prepaid assets	(11)	425
Due to affiliate	(174)	—
Payables and accrued expenses	(184)	(1,558)
Net cash provided by operating activities	6,997	4,044
Cash flows from financing activities:
Borrowings under credit facilities	—	49,000
Borrowings under repurchase agreement	117,593	88,200
Repayments on revolving credit facilities	—	(80,500)
Repayments on repurchase agreement	(122,493)	(68,600)
Distributions to common stockholders	(2,017)	(4,841)
Net cash used in financing activities	(6,917)	(16,741)
Net change in cash and cash equivalents	80	(12,697)
Cash and cash equivalents, beginning of period	16,533	15,554
Cash and cash equivalents, end of period	$16,613	$2,857

(See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2017
(in thousands, except share amounts and percentages)
(unaudited)

Portfolio Company	Industry Segment	Investment(1)	Principal	Cost	Fair Value(2)

Affiliate Investments - (5% to 25% owned)
OCI Holdings, LLC	Home Health Services	Subordinated Note (LIBOR+ 12.0% cash with a 1.0% floor plus 3.0% PIK)(7), 20.23%, due 8/15/2018	$19,858	$19,798	$18,015
OCI Holdings, LLC	Home Health Services	100% of Class A Units in OHA/OCI Investments, LLC representing 20.8% diluted ownership of OCI Holdings, LLC(12)		2,500	243
Subtotal Affiliate Investments - (5% to 25% owned)				$22,298	$18,258

Non-affiliate Investments - (Less than 5% owned)
Appriss Holdings, Inc.	Information Services	Second Lien Term Loan (LIBOR+9.25% with a 1.0% floor)(11), 10.58%, due 5/21/2021	$9,323	$9,232	$9,323
Talos Production, LLC	Oil & Natural Gas Production and Development	Senior Unsecured Notes, 9.75%, due 2/15/2018(3)	11,536	11,529	7,354
Equinox Holdings, Inc.	Leisure Goods, Activities, Movies	Second Lien Term Loan (LIBOR+7.0% with a 1.0% floor), 8.24%, due 9/8/2024(3)	7,000	6,950	7,140
PAE Holding Corporation	Aerospace and Defense	Second Lien Term Loan (LIBOR+9.50% with a 1.0% floor), 10.74%, due 10/20/2023(3)	6,888	6,724	6,931
Berlin Packaging	Packaging	Second Lien Term Loan (LIBOR+6.75% with a 1.0% floor), 7.99%, due 10/1/2022(3)	6,705	6,436	6,730
Royal Holdings, Inc.	Chemicals	Second Lien Term Loan (LIBOR+7.5% with a 1.0% floor), 8.83%, due 6/19/2023(3)	5,517	5,481	5,510
Avantor Performance Materials, Inc.	Chemicals	Senior Unsecured Notes, 9.0%, due 10/1/2025(3)	5,000	5,000	5,113
WASH Multifamily Acquisition, Inc.	Industrials - Laundry Equipment	Second Lien Term Loan (LIBOR+7.0% with a 1.0% floor), 8.24%, due 5/14/2023(3)	3,404	3,384	3,404
DexKo Global, Inc.	Automotive	Second Lien Term Loan (LIBOR+8.25% with a 1.0% floor), 9.56%, due 7/24/2025(3)	3,000	2,977	3,015
TIBCO Software, Inc.	Software	Senior Unsecured Notes, 11.38%, due 12/1/2021(3)	2,100	1,961	2,300
MW Industries, Inc. (Helix Acquisition)	Industrials	Second Lien Term Loan (LIBOR+8.0%), 9.24%, due 9/27/2025(3)	1,400	1,386	1,407
Hayward Industries, Inc.	Consumer Goods	Second Lien Term Loan (LIBOR+8.25%), 9.49%, due 8/04/2025(3)	1,302	1,279	1,295

(See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2017
(in thousands, except share amounts and percentages)
(unaudited — continued)

Portfolio Company	Industry Segment	Investment(1)	Principal	Cost	Fair Value(2)

Non-affiliate Investments - (Less than 5% owned) - Continued
Coinamatic Canada, Inc.(5)	Industrials - Laundry Equipment	Second Lien Term Loan (LIBOR+7.0% with a 1.0% floor), 8.24%, due 5/14/2023(3)	$596	$593	$596
Gramercy Park CLO Ltd.(5)	Financial Services	Subordinated Notes, Residual Interest, 13.46% based on cost, due 7/17/2023	9,000	85	334
Castex Energy 2005, LP	Oil & Natural Gas Production and Development	Redeemable Preferred LP Units (current pay 8.0% cash or 10.0% PIK)(6)(8)	60,986	56,315	—
ATP Oil & Gas Corporation/Bennu Oil & Gas, LLC	Oil & Natural Gas Production and Development	Limited Term Royalty Interest (notional rate of 13.2%)(9)		27,845	—
Globe BG, LLC	Coal Production	Contingent earn-out related to July 2011 sale of royalty interests in Alden Resources, LLC(10)		—	—
Subtotal Non-affiliate Investments - (Less than 5% owned)				$147,177	$60,452
Subtotal Portfolio Investments (69.2% of total investments)				$169,475	$78,710

GOVERNMENT SECURITIES
U.S. Treasury Bills(4)			$35,000	$34,995	$34,995
Subtotal Government Securities (30.8% of total investments)				$34,995	$34,995

TOTAL INVESTMENTS				$204,470	$113,705

 (See accompanying notes to consolidated financial statements)

NOTES TO CONSOLIDATED SCHEDULE OF INVESTMENTS

(1)
We pledged all of our portfolio investments, except our investments in U.S. Treasury Bills, as collateral for obligations under our Credit Facility. See Note 3 of Notes to Consolidated Financial Statements. Percentages represent interest rates in effect as of September 30, 2017, and due dates represent the contractual maturity dates. Common stock, units and earn-outs are non-income producing securities, unless otherwise stated.

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
September 30, 2017
(in thousands, except share amounts and percentages)
(unaudited — continued)

(7)
During the fourth quarter of 2016, we executed a series of amendments to our note purchase and security agreement with OCI Holdings, LLC, or OCI, to allow the company to PIK its LIBOR+12% cash interest for November and December 2016. Also, default interest of $0.1 million and current unpaid interest of $0.4 million was added to the principal balance in the fourth quarter of 2016. OCI remains in financial covenant default and while in default, we are earning an additional 2% cash interest and 2% PIK interest. In 2017, we have executed a number of amendments to our note purchase and security agreement with OCI that allows the company to continue to PIK its LIBOR +12% cash interest through December 31, 2017.

(8)
By the terms of our original investment, upon redemption, we were due the outstanding face amount of $50 million, any unpaid and accrued dividends, plus an option to elect to receive either: a) a cash payment resulting in a total 12% return or make-whole (inclusive of the 8% cash distributions even if not paid), or b) our pro rata share of 2% of the outstanding regular limited partner interests in Castex Energy 2005, LP, or Castex, (0.67% net to us).  Castex elected to pay us in PIK for more than two consecutive quarters, causing the return on the initial make-whole calculation to first increase from 12% to 13.5%.  Preferred unit holders had a put right starting on July 1, 2016, which we exercised on that date with respect to all of our preferred units. Castex had 90 days from the receipt of the put notice to redeem.  Castex did not redeem the preferred units within 90 days of the receipt of the put notice. As a result, the make-whole of 13.5% further increased by 4.5%, to 18%, we are entitled to board observation rights as a preferred unit holder, and other covenants apply. If the preferred units are not redeemed within one year from the originally scheduled put closing date (which would be September 29, 2017), Castex and the limited partners must use commonly reasonable efforts to enter into, within 90 days, a 12% dollar denominated production payment transaction with the preferred unit holders exercising the put right, with a 3 year term for such production payment. If such production payment transaction is not consummated within 90 days, Castex must use all available resources to repay preferred units and the preferred return steps up to 25% from that point forward. Amounts shown for principal and cost include PIK dividends that have been added to the principal balance. During the first quarter of 2017, we placed our investment in Castex on non-accrual status based on our March 31, 2017 valuation, which reflects a determination that future payments received from this investment will no longer be sufficient to cover all of the contractual principal and dividend amounts on this investment. On October 16, 2017, Castex announced that it (together with certain affiliates) has filed bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. According to the filing, Castex and its affiliates in bankruptcy have entered into a restructuring support agreement ("RSA") with pre-petition lenders holding approximately 86% in principal amount of claims under the pre-petition credit facility. The RSA outlines a plan of reorganization for Castex and its affiliates in bankruptcy. As currently proposed, the RSA does not provide for any recovery to the holder of the preferred limited partnership units of Castex, including those preferred limited partnership unit holders who have exercised their put rights. OHAI is not a party to the RSA and is exploring all available options in and out of bankruptcy for recovery on its investment in Castex. At this time we are unable to determine the form and value of a recovery, if any, we expect to receive due in large part to the inherent risks and uncertainty associated with bankruptcy and litigation. Therefore, until we are in a position to determine the form, value, and likelihood of a recovery, we are estimating $0 fair market value of our investment in Castex at September 30, 2017 for financial statement purposes.

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

OHA INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2016
(in thousands, except share amounts and percentages)

Portfolio Company	Industry Segment	Investment(1)	Principal	Cost	Fair Value(2)

Affiliate Investments - (5% to 25% owned)
OCI Holdings, LLC	Home Health Services	Subordinated Note (LIBOR+ 12.0% cash with a 1% floor plus 3% PIK)(7), 20.0%, due 8/15/2018	$17,330	$17,224	$16,464
OCI Holdings, LLC	Home Health Services	100% of Class A Units in OHA/OCI Investments, LLC representing 20.8% diluted ownership of OCI Holdings, LLC(15)		2,500	686
Subtotal Affiliate Investments - (5% to 25% owned)				$19,724	$17,150

Non-affiliate Investments - (Less than 5% owned)
Castex Energy 2005, LP	Oil & Natural Gas Production and Development	Redeemable Preferred LP Units, current pay 8% cash or 10% PIK, due 7/1/2016(8)	$56,625	$55,662	$32,876
TIBCO Software, Inc.	Software	Senior Unsecured Notes, 11.38%, due 12/1/2021(3)	10,100	9,754	10,100
Royal Holdings, Inc.	Chemicals	Second Lien Term Loan (LIBOR+7.5% with a 1% floor), 8.50%, due 6/19/2023(3)	10,000	9,929	9,938
Appriss Holdings, Inc.	Information Services	Second Lien Term Loan (LIBOR+8.25% with a 1% floor)(14), 10.25% due 5/21/2021	9,323	9,217	9,137
Berlin Packaging	Packaging	Second Lien Term Loan (LIBOR+6.75% with a 1%) 7.75%, floor, due 10/1/2022(3)	7,205	6,886	7,295
Talos Production, LLC	Oil & Natural Gas Production and Development	Senior Unsecured Notes, 9.75%, due 2/15/2018(3)	12,000	11,980	7,140
PAE Holding Corporation	Aerospace and Defense	Second Lien Term Loan (LIBOR+9.50% with a 1.0% floor), 10.50%, due 10/20/2023(3)	5,500	5,337	5,596
WASH Multifamily Acquisition, Inc.	Industrials - Laundry Equipment	Second Lien Term Loan (LIBOR+7.0% with a 1% floor), 8.0%, due 5/14/2023(3)	3,404	3,382	3,404
Gramercy Park CLO Ltd.(5)	Financial Services	Subordinated Notes, Residual Interest, 11.95% based on cost, due 7/17/2023(3)	9,000	1,529	1,773
Coinamatic Canada, Inc(5)	Industrials - Laundry Equipment	Second Lien Term Loan (LIBOR+7.0% with a 1% floor), 8.0%, due 5/14/2023(3)	596	592	596

(See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2016
(in thousands, except share amounts and percentages)
(continued)

Portfolio Company	Industry Segment	Investment(1)	Principal	Cost	Fair Value(2)

Non-affiliate Investments - (Less than 5% owned) - Continued
ATP Oil & Gas Corporation/Bennu Oil & Gas, LLC	Oil & Natural Gas Production and Development	Limited Term Royalty Interest (notional rate of 13.2%)(9)(10)		27,845	—
Shoreline Energy, LLC	Oil & Natural Gas Production and Development	Second Lien Term Loan (greater of LIBOR+9.25% with a 1.25% floor plus 2.0% PIK, or prime+8.25%), 12.50%, due 3/30/2019(6)(11)(12)	13,182	12,659	—
Globe BG, LLC	Coal Production	Contingent earn-out related to July 2011 sale of royalty interests in Alden Resources, LLC(13)		—	—

Subtotal Non-affiliate Investments - (Less than 5% owned)				$154,772	$87,855
Subtotal Portfolio Investments (72.4% of total investments)				$174,496	$105,005

GOVERNMENT SECURITIES
U.S. Treasury Bills(4)			$40,000	$39,997	$39,997
Subtotal Government Securities (27.6% of total investments)				$39,997	$39,997

TOTAL INVESTMENTS				$214,493	$145,002

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

(See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION
CONSOLIDATED FINANCIAL HIGHLIGHTS
(unaudited)

	For the nine months ended September 30,
Per Share Data(1)	2017	2016

Net asset value, beginning of period	$3.99	$5.49
Net investment income, net of tax	0.03	0.24
Net realized and unrealized loss on investments(2)	(1.62)	(0.94)
Net decrease in net assets resulting from operations	(1.59)	(0.70)
Distributions to common stockholders
Distributions from net investment income	(0.06)	(0.18)
Net decrease in net assets from distributions	(0.06)	(0.18)
Net asset value, end of period	$2.34	$4.61

Market value, beginning of period	$1.72	$3.80
Market value, end of period	$1.25	$3.14
Market value return(3)(4)	(24.9)%	(12.0)%

Ratios and Supplemental Data
($ and shares in thousands)
Net assets, end of period	$47,111	$92,988
Average net assets	$64,280	$102,171
Common shares outstanding, end of period	20,172	20,172
Total operating expenses and taxes/average net assets(5)	14.5%	11.7%
Net investment income, net of tax/average net assets(5)	1.4%	6.4%
Portfolio turnover rate	19.9%	1.1%

Expense Ratios (as a percentage of average net assets)(5)
Interest expense and bank fees	6.1%	3.7%
Management and incentive fees	3.3%	3.4%
Other operating expenses and taxes	5.1%	4.6%
Total operating expenses	14.5%	11.7%

(1)	Per share data is based on weighted average number of common shares outstanding for the period.

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
September 30, 2017
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

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
September 30, 2017
(unaudited)

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

Declaration Date	Per Share Amount	Record Date	Payment Date
June 7, 2016	$0.06	June 30, 2016	July 8, 2016
September 15, 2016	0.06	September 30, 2016	October 7, 2016
December 8, 2016	0.06	December 31, 2016	January 9, 2017
March 14, 2017	0.02	March 31, 2017	April 7, 2017
June 16, 2017	0.02	June 30, 2017	July 10, 2017
September 18, 2017	0.02	September 30, 2017	October 9, 2017

Note 3: Credit Facilities and Borrowings
We are party to a Credit Agreement (the "Credit Facility"), dated September 9, 2016, with MidCap Financial Trust, as administrative agent, which replaced our prior Third Amended and Restated Revolving Credit Agreement (the "Investment Facility"), as amended, with SunTrust Bank, as administrative agent. The $56.5 million Credit Facility has a maturity date of March 9, 2018, which can be extended for a six-month period at our option, subject to certain conditions. The initial proceeds of $40.5 million from the Credit Facility were used to pay off the $38.5 million outstanding balance on the Investment Facility, pay transaction expenses and provide balance sheet cash. The remaining $16.0 million consisted of a delayed draw term loan, which was committed for one year, expired on September 9, 2017 and is no longer available.
As of September 30, 2017 and December 31, 2016, the total amount outstanding under the Credit Facility was $40.5 million with $0.0 million available to draw. The total amount outstanding on the Credit Facility is shown net of unamortized debt issuance costs of $0.5 million and $1.4 million on our Consolidated Balance Sheet as of September 30, 2017 and December 31, 2016, respectively. Substantially all of our assets, except our investments in U.S. Treasury Bills, are pledged as collateral for the obligations under the Credit Facility. The Credit Facility bears an interest rate of Adjusted LIBOR plus 5.35% for Eurodollar Loans, subject to a 1% LIBOR floor, and Base Rate plus 4.35% for Base Rate Loans. As of September 30, 2017, the interest rate on our outstanding principal balance of $40.5 million was 6.59%.
On November 10, 2017, we entered into an amendment to the Credit Facility whereby we agreed to make a voluntary principal prepayment in the amount of $4.5 million, reducing the total principal amount outstanding to $36.0 million, and the lenders agreed not to test certain covenants at certain determination dates.
The Credit Facility contains affirmative and reporting covenants and certain financial ratio and restrictive covenants. We have complied with these covenants from the date of the Credit Agreement through September 30, 2017, and had no existing defaults or events of default under the Credit Facility, as of that date. The financial covenants, with terms as defined in the Credit Agreement, are:

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

At the end of each quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which includes purchasing U.S. Treasury Bills, by utilizing repurchase agreements on a temporary basis. On September 27, 2017, we purchased $35.0 million of U.S. Treasury Bills and contemporaneously entered into a $34.3 million repurchase arrangement with a global financial institution to finance such purchase. Under the repurchase arrangement, we transferred $35.0 million of U.S. Treasury Bills and $0.7 million of cash as collateral under the repurchase agreement. We

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
September 30, 2017
(unaudited)

repaid the $34.3 million borrowed under the repurchase agreement, and was returned the $0.7 million cash collateral, net of a $9 thousand financing fee, upon maturity of the U.S. Treasury Bills on October 5, 2017. We account for the transfer of the U.S. Treasury Bills under the repurchase agreement as a secured borrowing in accordance with GAAP. As a result, the U.S. Treasury Bills are recorded on our books as investments in U.S. Treasury Bills, and the amount outstanding under the repurchase agreement is recorded as short-term debt at September 30, 2017.
On December 27, 2016, we purchased $40.0 million of U.S. Treasury Bills and contemporaneously entered into a $39.2 million repurchase arrangement with a global financial institution to finance such purchase. Under the repurchase arrangement, we transferred $40.0 million of U.S. Treasury Bills and $0.8 million of cash as collateral under the repurchase agreement. We repaid the $39.2 million borrowed under the repurchase agreement, and was returned the $0.8 million cash collateral, net of a $10 thousand financing fee, upon maturity of the U.S. Treasury Bills on January 5, 2017. We account for the transfer of the U.S. Treasury Bills under the repurchase agreement as a secured borrowing in accordance with GAAP. As a result, the U.S. Treasury Bills are recorded on our books as investments in U.S. Treasury Bills, and the amount outstanding under the repurchase agreement is recorded as short-term debt at December 31, 2016.

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
Base Management Fee: The base management fee is paid quarterly in arrears and is calculated by multiplying the average value of our total assets (excluding cash, cash equivalents and U.S. Treasury Bills that are purchased with borrowed funds solely for the purpose of satisfying quarter-end diversification requirements related to our election to be taxed as a RIC under the Code), as of the end of the two immediately prior fiscal quarters, by a rate of 1.75% per annum, with a 0.25% reduction in this 1.75% annual rate for the first year following September 30, 2014. Three months ended September 30, 2017 and 2016, we incurred $0.4 million and $0.7 million, respectively, in base management fees. For the nine months ended September 30, 2017 and 2016, we incurred $1.5 million and $2.3 million, respectively, in base management fees.
Incentive Fee: The incentive fee consists of two parts. The first part, the investment income incentive fee, is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the fiscal quarter for which the fee is being calculated. Pre-incentive fee net investment income means interest income, dividend income, royalty payments, net profits interest payments, and any other income (including any other fees, such as commitment, origination, syndication, structuring, diligence, monitoring and consulting fees or other fees that we receive from portfolio companies) accrued during the fiscal quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement, and any interest expense and distributions paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income that we have not yet received in cash. Accordingly, we may pay an incentive fee based partly on accrued investment income, the collection of which is uncertain or deferred. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses, or unrealized capital appreciation or depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets (defined as total assets less liabilities at the end of the immediately preceding fiscal quarter) is compared to a “hurdle rate” of 1.75% per quarter (7% annualized). OHA receives no incentive fee for any fiscal quarter in which our pre-incentive fee net investment income does not exceed the hurdle rate. OHA receives an incentive fee equal to 100% of our pre-incentive fee net investment income for any fiscal quarter in which our pre-incentive fee net investment income exceeds the hurdle rate but is less than 2.1875% (8.75% annualized) of net assets (also referred to as the “catch up” provision) plus 20% of our pre-incentive fee net investment income for such fiscal quarter greater than 2.1875% (8.75% annualized) of net assets. For the three months ended September 30, 2017, we did not incur any investment income incentive fees. For the three months ended September 30, 2016, we incurred $0.2 million of investment income incentive fees. For the nine months ended September 30, 2017 we did not incur any investment income incentive fees. For the nine months ended September 30, 2016, we incurred $0.3 million of investment income incentive fees.

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
September 30, 2017
(unaudited)

The second part of the incentive fee, the capital gains fee, is determined and payable in arrears as of the end of each fiscal year (or, upon termination of the Investment Advisory Agreement, as of the termination date). The capital gains fee is equal to 20% of our cumulative aggregate realized capital gains from September 30, 2014 through the end of that fiscal year, computed net of our cumulative aggregate realized capital losses and cumulative aggregate unrealized depreciation on investments for the same time period. The aggregate amount of any previously paid capital gains incentive fees to OHA is subtracted from the capital gains incentive fee calculated. If such amount is negative, then there is no capital gains fee for such year. For the purposes of the capital gains fee, any gains and losses associated with our investment portfolio as of September 30, 2014 shall be excluded from the capital gains fee calculation. For the three months ended September 30, 2017, we accrued $104,000 of capital gains fees. This is the first quarter we have accrued any capital gains fees since the Investment Advisory Agreement went into effect on September 30, 2014.
On November 10 2017, we entered into an Incentive Fee Waiver Agreement with OHA whereby OHA agreed to waive any incentive fees earned relating to fiscal years 2017 and 2018. Under the Incentive Fee Waiver Agreement, any capitalized gains fees that would have been earned and accrued during 2017 and 2018, which under our investment advisory agreement would not have been paid until 2018 and 2019, respectively, will be waived.
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
We owed $0.0 million and $0.2 million to OHA under the Administration Agreement as of September 30, 2017 and December 31, 2016, respectively, for expenses incurred on our behalf for the final month of the respective quarterly period. We include these amounts in due to affiliate on our Consolidated Balance Sheets.

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
We have total capital loss carry forwards at the RIC entity level of $82.2 million, of which $22.4 million expire at December 31, 2018, and of which the remainder do not expire. Our Taxable Subsidiaries have federal net operating loss carryforwards ("NOLs") of $31.0 million that expire in various years through 2037. Federal and state laws impose limitations on the utilization of capital losses and NOLs in the event of an "ownership" change for tax purposes, as defined by Sections 382 and 383 of the Internal Revenue Code. An ownership change at either the RIC entity or Taxable Subsidiary level, if one were to occur, would limit our ability to use pre-ownership change NOLs to offset post-ownership change taxable income. An

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
September 30, 2017
(unaudited)

ownership change would also limit our ability to use pre-ownership change capital losses to offset post-ownership change capital gains.

Note 6: Commitments and Contingencies
As of September 30, 2017, we had investments in 16 portfolio companies totaling $169.5 million. Of these 16 investments, the Company had already funded investments in the amount of $163.1 million and there were outstanding unfunded commitments of $6.4 million. As of December 31, 2016, we had investments in 12 portfolio companies totaling $174.5 million. Of these 12 portfolio companies, the Company had already funded investments in the amount of $174.5 million and there were no remaining outstanding unfunded commitments.
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

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
September 30, 2017
(unaudited)

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
On April 3, 2017, the Intervenors filed their notice to appeal the District Court’s Order to the United States Court of Appeals for the Fifth Circuit. On April 11, 2017, we filed a notice of (protective) cross appeal in order to preserve our alternative bases for dismissal which were denied by the Bankruptcy Court and District Court. The matter remains pending before the Fifth Circuit under Case No. 17-20224. The parties briefed the issues for appellate review. As of this time, oral argument has not been scheduled.
As of September 30, 2017, our unrecovered investment was $34.4 million, and we had received aggregate royalty payments of $37.8 million since the date of ATP’s bankruptcy filing. As of September 30, 2017, we had incurred legal and consulting fees totaling $6.2 million in connection with the enforcement of our rights under the ORRIs. On various occasions, we have provided notice that such legal expenses will be added to our unrecovered investment balance to the extent they are not reimbursed. To date, we have not received any payments on account of legal expenses aside from our receipt of regular monthly production payments. As a result, we add our legal expenses to the unrecovered investment balance in accordance with our

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
September 30, 2017
(unaudited)

transaction documents. As of September 30, 2017, $5.4 million of the $6.2 million in legal and consulting fees have been added to, and are thus included in the unrecovered investment balance under the terms of our transaction documents. No legal expenses have been added to our unrecovered investment balance during the three months and nine months ended September 30, 2017. We note that the fair value of our investment in ATP ORRI remains at $0 as of September 30, 2017 due to the cessation of monthly production payments beginning in December 2016.
Through September 30, 2017, we received post-petition royalty payments from the Gomez properties and the Telemark properties in the amount of $8.3 million and $0.3 million, respectively. It is estimated that the statutory lien claims asserted by the intervenors in the Adversary Proceeding against our ORRIs are in the principal amount of approximately $35.2 million. At this time, we estimate that there are potential statutory lien claims (including the claims of the intervenors in the Adversary Proceeding, without regard to the validity of such claims) in the principal amount of approximately $54.2 million. To the extent the District Court’s Order is reversed on appeal, we have or will assert that we have viable defenses with respect to all of the claims of the statutory lien claimants or any other claim which seeks to avoid or disgorge any pre-petition or post-petition royalty payment which we received in respect of the Telemark or Gomez properties. In the event that the District Court’s Order is reversed on appeal, and to the extent we do not prevail on our defenses to the statutory lien claims or any other claim seeking to avoid or disgorge pre-petition or post-petition royalty payments, we contend that, pursuant to the terms of our transaction documents, we are entitled to include any amounts disgorged on account of any such claims into the unrecovered investment balance of our ORRIs. Moreover, to the extent we do not prevail on our defenses to any action brought by the holder of a statutory lien claim, we contend that we would be permitted to seek contribution from other ORRI and net profits interest holders with respect to any disgorged amounts.
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
On July 12, 2017, the Chapter 7 Trustee filed a motion to approve auction and bidding procedures and for other relief relating to a proposed sale of the "Clipper Assets" [Bankr. Dkt. No. 144], which do not include Telemark properties, The motion provides an overview of the Trustee's efforts to market and sell the estate's assets. The Telemark properties are comprised of three leases: Mississippi Canyon Block 942 known as OCS-G 24130 (“MC 942”); Mississippi Canyon Block 941 known as OCS-G 16661 (“MC 941”); and Atwater Valley Block 63 known as OCS-G 13198 (“AT 63”). At the meeting of creditors, Bennu officers testified that the well on the AT 63 lease stopped producing in May 2016. Prior to filing bankruptcy, Bennu Oil & Gas shut in all of the wells on the other two Telemark leases on November 30, 2016. The leases will expire in 180 days from the date of last production unless production is resumed or the BOEM grants a deferral of the requirement to produce (known as

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
September 30, 2017
(unaudited)

a Suspense of Operations (“SOO”) or Suspense of Production (“SOP”). Bennu Oil & Gas applied for SOPs on MC 941, MC942 and AT 63.
In July 2017 and August 2017, the Company received $220 thousand and $76 thousand, respectively, in monthly royalty payments from the Trustee related to October 2016 and November 2016 production. These production payments were reflected as interest income in the period received.
On August 17, 2017, the Trustee filed a motion to authorize a sale of certain assets including MC 941 and MC 942 to Statoil USA E&P, Inc.[Bankr. Dkt. No. 179] for $.5 million and the assumption of the decommissioning obligations related to those leases that were owed by Bennu Oil & Gas to the United States of America. The Court authorized the sale by order entered on September 14, 2017 [Bankr. Dkt. No. 187]. It is possible that Statoil will resume oil and gas production from one or more wells on the MC 941 and MC 942 leases. If production resumes, the Company expects that Statoil will distribute monthly royalty payments due under the ORRIs during the period that production occurs.
On August 25, 2017, the Trustee filed an Emergency Motion to abandon certain oil and gas leases and rights-of-way including AT 63. Although, the request was granted, the Trustee subsequently obtained authority to amend the order as a result of a “contingent offer” from Energy Resource Technology, LLC to purchase certain interests from the Trustee, including AT 63 [Bankr. Dkt. No. 192]. To date, the Trustee has not sought authorization to sell AT 63 or any other assets to Energy Resource Technology, LLC. Accordingly, any interest of Bennu Oil & Gas in the AT 63 lease remains property of the bankruptcy estate.
On October 4, 2017, Statoil filed a notice in the Bennu Titan bankruptcy case that it had acquired the senior secured claim of Beal Bank USA, in the amount of $187.4 million. On November 1, 2017, the Bankruptcy Court approved the sale of the Titan production facility to Statoil. The Company believes that Statoil is in the process of seeking easements and regulatory approvals necessary to operate the Titan production facility.

Note 7: Fair Value
Our investments consisted of the following as of September 30, 2017 and December 31, 2016:

	September 30, 2017				December 31, 2016
(Dollar amounts in thousands)	Cost	% of total	Fair Value	% of total	Cost	% of total	Fair Value	% of total

Portfolio investments
Second lien debt	$44,442	21.8%	$45,351	39.9%	$48,002	22.3%	$35,966	24.8%
Subordinated debt	38,288	18.8%	32,782	28.8%	38,958	18.2%	33,704	23.2%
Limited term royalties	27,845	13.6%	—	—%	27,845	13.0%	—	—%
Redeemable preferred units	56,315	27.5%	—	—%	55,662	26.0%	32,876	22.7%
CLO residual interests	85	—%	334	0.3%	1,529	0.7%	1,773	1.2%
Equity securities	2,500	1.2%	243	0.2%	2,500	1.2%	686	0.5%
Total portfolio investments	169,475	82.9%	78,710	69.2%	174,496	81.4%	105,005	72.4%
Government securities
U.S. Treasury Bills	34,995	17.1%	34,995	30.8%	39,997	18.6%	39,997	27.6%
Total investments	$204,470	100.0%	$113,705	100.0%	$214,493	100.0%	$145,002	100.0%

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
September 30, 2017
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

Fair value accounting classifies financial assets and liabilities in their entirety based on the lowest level of input that is significant to the estimated fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment that may affect the valuation of assets and liabilities and their placement within the fair value hierarchy levels. We did not have any liabilities measured at fair value at September 30, 2017 or December 31, 2016. Amounts outstanding under our Credit Facility are carried at amortized cost in the Consolidated Balance Sheets. As of September 30, 2017, the estimated fair value of our Credit Facility approximated its carrying value of $40.0 million. As of December 31, 2016, the fair value of our Credit Facility approximated its carry value of $39.1 million. The estimated fair value of the Credit Facility is determined by discounting projected remaining payments using market interest rates for borrowings of the Company.
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

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
September 30, 2017
(unaudited)

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
We occasionally have investments in our portfolio that contain payment-in-kind, or PIK, interest or dividend provisions. We compute PIK interest income or PIK dividend income at the contractual rate specified in each investment agreement, and we add that amount to the principal balance of the investment. For investments with PIK interest or PIK dividends, we calculate our income accruals on the principal balance plus any PIK amounts. If the portfolio company’s projected cash flows, further supported by estimated total enterprise value, are not sufficient to cover the contractual principal and interest or dividend amounts, as applicable, we do not accrue PIK interest income or PIK dividend income on the investment. To maintain our RIC status, we must pay out this non-cash income to stockholders in the form of distributions, even though we have not yet collected the cash. We recorded net PIK interest income of $0.9 million and $0.1 million in the three months ended September 30, 2017 and 2016, respectively, and $2.5 million and $0.4 million in the nine months ended September 30, 2017 and 2016, respectively. We recorded PIK dividend income from our investment in Castex Energy 2005, LP, of $0.0 million and $1.0 million for the three months ended September 30, 2017, and 2016, respectively, and $0.0 million and $3.5 million in the nine months ended September 30, 2017 and 2016, respectively. During the first quarter of 2017, we placed our investment in Castex on non-accrual status based on our March 31, 2017 valuation, which reflected a determination that future payments received from this investment will no longer be sufficient to cover all of the contractual principal and dividend amounts on this investment.

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
September 30, 2017
(unaudited)

The following tables set forth the fair value of our investments by level within the fair value hierarchy as of September 30, 2017 and December 31, 2016 (in thousands):

September 30, 2017	Total	Level 1	Level 2	Level 3
Portfolio investments
Affiliate investments
Subordinated debt	$18,015	$—	$—	$18,015
Equity securities	243	—	—	243
Total affiliate investments	18,258	—	—	18,258
Non-affiliate investments
Second lien debt	45,351	—	36,028	9,323
Subordinated debt	14,767	—	14,767	—
Limited term royalties	—	—	—	—
Redeemable preferred units	—	—	—	—
CLO residual interests	334	—	—	334
Total non-affiliate investments	60,452	—	50,795	9,657
Total portfolio investments	78,710	—	50,795	27,915
Government securities
U.S. Treasury Bills	34,995	34,995	—	—
Total investments	$113,705	$34,995	$50,795	$27,915

December 31, 2016	Total	Level 1	Level 2	Level 3
Portfolio investments
Affiliate investments
Subordinated debt	$16,464	$—	$—	$16,464
Equity securities	686	—	—	686
Total affiliate investments	17,150	—	—	17,150
Non-affiliate investments
First lien secured debt	—	—	—	—
Second lien debt	35,966	—	26,829	9,137
Subordinated debt	17,240	—	17,240	—
Limited term royalties	—	—	—	—
Redeemable preferred units	32,876	—	—	32,876
CLO residual interests	1,773	—	—	1,773
Total non-affiliate investments	87,855	—	44,069	43,786
Total portfolio investments	105,005	—	44,069	60,936
Government securities
U.S. Treasury Bills	39,997	39,997	—	—
Total investments	$145,002	$39,997	$44,069	$60,936

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
September 30, 2017
(unaudited)

The following tables present roll-forwards of the changes in fair value for all investments for which we determine fair value using unobservable (Level 3) factors for the periods indicated (in thousands):

	First Lien Secured Debt and Limited Term Royalties	Second Lien Debt	Subordinated Debt and Redeemable Preferred Units	Equity Securities	CLO Residual Interests	Total Investments

For the three months ended September 30, 2017
Fair value at June 30, 2017	$—	$9,323	$25,641	$336	$352	$35,652
Total gains, (losses) and amortization:
Net realized losses	—	—	—	—	—	—
Net unrealized gains (losses)	—	(6)	(8,538)	(93)	23	(8,614)
Net amortization of premiums, discounts and fees		6	17	—	—	23
New investments, repayments and settlements, net:
New investments	—	—	—	—	—	—
PIK	—	—	895	—	—	895
Repayments and settlements	—	—	—	—	(41)	(41)
Fair value at September 30, 2017	$—	$9,323	$18,015	$243	$334	$27,915

For the nine months ended September 30, 2017
Fair value at December 31, 2016	$—	$9,137	$49,340	$686	$1,773	$60,936
Total gains, (losses) and amortization:
Net realized losses	—	(12,659)	—	—	—	(12,659)
Net unrealized gains (losses)	—	12,830	(34,552)	(443)	5	(22,160)
Net amortization of premiums, discounts and fees	—	15	47	—	—	62
New investments, repayments and settlements, net:	—	—	—	—	—	—
New investments	—	—	—	—	—	—
PIK	—	—	3,180	—	—	3,180
Repayments and settlements	—	—	—	—	(1,444)	(1,444)
Fair value at September 30, 2017	$—	$9,323	$18,015	$243	$334	$27,915

Net change in unrealized gains (losses) from investments still held as of reporting date:
September 30, 2017	$—	$12,830	$(34,552)	$(443)	$5	$(22,160)
September 30, 2016	10,256	(8,523)	(11,007)	(1,545)	—	(10,819)

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
September 30, 2017
(unaudited)

	First Lien Secured Debt and Limited Term Royalties	Second Lien Debt	Subordinated Debt and Redeemable Preferred Units	Equity Securities	Total Investments

For the three months ended September 30, 2016
Fair value at June 30, 2016	$16,117	$12,814	$55,645	$2,277	$86,853
Total gains, (losses) and amortization:
Net realized gains (losses)	—	—	—	—	—
Net unrealized gains (losses)	(1,313)	49	(5,371)	(1,239)	(7,874)
Net amortization of premiums, discounts and fees	2	51	14	—	67
New investments, repayments and settlements, net:
New investments	—	—	—	—	—
PIK	—	—	1,104	—	1,104
Repayments and settlements	—	(3,777)	—		(3,777)
Fair value at September 30, 2016	$14,806	$9,137	$51,392	$1,038	$76,373

For the nine months ended September 30, 2016
Fair value at December 31, 2015	$15,185	$21,354	$68,169	$2,583	$107,291
Total gains, (losses) and amortization:
Net realized gains	(10,777)	—	(800)	1,435	(10,142)
Net unrealized gains (losses)	10,256	(8,523)	(11,007)	(1,545)	(10,819)
Net amortization of premiums, discounts and fees	6	68	136	—	210
New investments, repayments and settlements, net:
New investments	—	—	—	—	—
PIK	136	15	3,894	—	4,045
Repayments and settlements	—	(3,777)	(9,000)	(1,435)	(14,212)
Fair value at September 30, 2016	$14,806	$9,137	$51,392	$1,038	$76,373

During the three and nine months ended September 30, 2017 and 2016, none of our investments in portfolio companies changed among the categories of Control Investments, Affiliate Investments and Non-Affiliate Investments, and there were no transfers among Levels 3, 2 or 1.
We present net unrealized gains (losses) on our consolidated statements of operations as “Net unrealized appreciation (depreciation) on investments.”

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
September 30, 2017
(unaudited)

The following table summarizes the significant unobservable inputs in the fair value measurements of our Level 3 investments by category of investment and valuation technique as of September 30, 2017 (dollars in thousands):

Type of Investment	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs	Weighted Average

Non-Energy Investments:
Second lien debt	$9,323	Market comparables	EBITDA multiples	11.0x - 16.0x	12.5x

Subordinated debt	18,015	Market comparables	EBITDA multiples	5.0x - 6.0x	5.5x

CLO residual interest	334	Net asset value with discount rate	Discount rate	15.0%	15.0%

Equity securities	243	Market comparables	EBITDA multiples	6.0x - 7.0x	6.5x
	27,915

Energy Investments:
Redeemable preferred units	—	Estimated recovery analysis	Residual value(1)

	—

Total Level 3 investments	$27,915
____________________________________
(1) On October 16, 2017, Castex announced that it (together with certain affiliates) had filed for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. According to the filing, Castex and its affiliates in bankruptcy have entered into a restructuring support agreement ("RSA") with pre-petition lenders holding approximately 86% in principal amount of claims under the pre-petition credit facility. The RSA outlines a plan of reorganization for Castex and its affiliates in bankruptcy. As currently proposed, the RSA does not provide for any recovery to the holder of the preferred limited partnership units of Castex, including those preferred limited partnership unit holders who have exercised their put rights. OHAI is not a party to the RSA and is exploring all available options in and out of bankruptcy for recovery on its investment in Castex. At this time we are unable to determine the form and value of a recovery, if any, we expect to receive due in large part to the inherent risks and uncertainty associated with bankruptcy and litigation. Therefore, until we are in a position to determine the form, value, and likelihood of a recovery, we are estimating $0 fair market value of our investment in Castex at September 30, 2017 for financial statement purposes.

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of September 30, 2017. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market multiples would result in an increase or decrease, respectively in the fair value.

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
OHA (and its affiliated investment advisors and predecessor firms) continues to build on its over 25-year history of investing in various asset classes and believes that its past success is a reflection of the firm’s consistent investment philosophy, strategy and process. As our investment advisor, OHA seeks to expand our portfolio’s exposure to a broader range of industries beyond energy, focusing on the middle market. OHA believes that middle market companies are generally less able to secure financing from public financial markets than larger companies and that such companies offer favorable return opportunities for firms like OHA that are able to source, originate and structure these investments, as well as conduct the necessary diligence to appropriately evaluate these opportunities.
OHA expects that most of our investments will be in senior and junior secured, unsecured and subordinated debt securities in U.S. private and small public middle market companies with maturities ranging from three to seven years. However, OHA seeks to identify attractive investments throughout the capital structure and thus may invest in equity, distressed debt, residual interests of collateralized loan obligation funds, or CLOs, and other assets. We may invest in newly issued securities and acquire investments in the secondary market. We do not currently intend to invest in mortgage-related structured products.
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
OHA seeks to leverage the firm's strong reputation and deep relationships, that it has developed over more than 25 years with financial sponsors, company management teams, bankers, attorneys, consultants, and other industry participants to be a partner of choice and source of attractive investment opportunities. We are advantaged by OHA's integrated approach to investing, which means that all relevant industry analysts and OHA's broad team of U.S. portfolio managers and traders participate, as warranted, in the origination, selection and monitoring of investments for our portfolio. In addition, because services are provided across a larger investment platform, we benefit from the back-office infrastructure of OHA that is utilized across OHA's client base.
The aggregate fair value of our investment portfolio at September 30, 2017 was $78.7 million, with such value comprised of 16 active portfolio investments compared to 10 active portfolio investments at September 30, 2014. Under our previous investment advisor, we focused our investments primarily on small and mid-size companies engaged in the upstream sector of the energy industry, which includes businesses that find, develop and extract energy resources, such as natural gas, crude oil and coal.
Part of our current investment approach is to reduce our exposure to the energy industry and to diversify our portfolio with investments in debt securities of U.S. private and small public middle market companies across various industry sectors. The exposure of our investment portfolio to the energy sector decreased to 9% at September 30, 2017 from 74% at September 30, 2014, on a fair value basis.
A historical focus in the energy sector causes our portfolio to be particularly influenced by commodity prices for oil and natural gas, which declined dramatically during the fourth quarter of 2014 and remain significantly lower than they have been in recent years. Further decline in commodity prices or increased volatility in the energy markets, particularly in North America, may further significantly affect the business, financial condition, results of operations and cash flows of our energy-related portfolio companies and their ability to meet financial commitments, which would negatively impact the fair values of our energy-related investments in such companies and, in turn, our net asset value. These factors may also extend the holding period for such investments, thus impacting our ability to reduce the portfolio exposure to energy investments. Notwithstanding these challenges, OHA believes that given its broad based below investment grade credit expertise, it is well positioned to monitor these legacy investments and to determine the optimal reslution strategy for them.
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
In March 2017, we purchased a $10.0 million second lien term loan to Equinox Holdings, Inc., or Equinox, a leading operator of upscale fitness clubs and spas. The Equinox second lien term loan was purchased at a 0.75% discount to par, earns interest payable in cash at a rate of LIBOR+7.0% with a 1% floor and matures in September 2024. Subsequently in March 2017, we sold $3.0 million of the second lien at an average price of 101.5% of par resulting in a realized capital gain of $68,000.
Also in March 2017, we sold $0.5 million of the second lien term loan of Berlin Packaging, LLC at a price of 101.0% of par, resulting in a realized capital gain of $23,000 or $0.00 per share.
In May 2017, Talos Production, LLC repaid a portion of its senior unsecured notes in the amount of $0.5 million at par.

In June 2017, we purchased a $1.4 million second lien term loan to PAE Holding Corporation, or PAE, adding to our $5.5 million position that was previously acquired in November 2016. The $1.4 million PAE loan was purchased at a 1% discount to par and earns interest payable in cash at a rate of LIBOR+9.50% with a 1% floor and matures in October 2023.
In July 2017, we sold $8.0 million of the senior unsecured notes of TIBCO Software, Inc. at an average price of 110.38% of par, resulting in realized capital gains of $1.0 million or $0.05 per share.
Also in July 2017, we purchased a $1.8 million second lien term loan to DexKo Global, Inc., or DexKo, a global supplier of highly engineered running gear technology, chassis assemblies, and related components. The DexKo second lien term loan earns interest payable in cash at a rate of LIBOR+8.25% with a 1% floor and matures in July 2025. In August 2017 and September 2017, we purchased an additional $0.8 million and $0.4 million, respectively, in the DexKo second lien term loan at par. In aggregate, we purchased $3.0 million of the DexKo second lien term loan an average discount of 0.78% to par.
In August 2017, we purchased a $1.3 million second lien term loan to Hayward Industries, Inc., or Hayward, a leading global manufacturer of residential and commercial pool equipment, automation and accessories. The Hayward second lien term loan was purchased at a 1.75% discount to par, earns interest payable in cash at a rate of LIBOR+8.25% and matures in August 2025.
In September 2017, we purchased a $5.0 million of the senior unsecured notes of Avantor Performance Materials, Inc., or Avantor, a leading global provider of ultra-high purity materials and customized solutions for the biopharmaceutical, biomaterials, research, diagnostics, electronics, aerospace and defense industries. The Avantor senior unsecured notes were purchased at par, earns interest payable in cash at a rate of 9.0% per annum and matures in October 2025.
Also in September 2017, we purchased a $1.4 million second lien term loan to Helix Acquisition Holdings, Inc., an affiliate of MW Industries, Inc., or MWI, a leading manufacturer of highly engineered, mission critical springs and fasteners for original equipment manufacturer and after-market applications serving a wide range of end-markets, including medical, heavy equipment, military and automotive. The MWI second lien term loan was purchased at 1.0% discount to par, earns interest payable in cash at a rate of LIBOR+ 8.00% and matures in September 2025.
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

	September 30, 2017			December 31, 2016
	Weighted Average Yields(1)			Weighted Average Yields(1)
		Percentage of Portfolio			Percentage of Portfolio
		Cost	Fair Value		Cost	Fair Value
Second lien debt	9.6%	26.2%	57.7%	9.5%	27.5%	34.2%
Subordinated debt	15.5%	22.6%	41.6%	15.2%	22.3%	32.1%
Limited term royalties	—%	16.4%	—%	5.3%	16.0%	—%
Redeemable preferred units	—%	33.2%	—%	5.8%	31.9%	31.3%
CLO residual interests	13.5%	0.1%	0.4%	13.5%	0.9%	1.7%
Equity securities	—	1.5%	0.3%	—	1.4%	0.7%
Total portfolio investments	12.4%	100.0%	100.0%	9.7%	100.0%	100.0%
(1) Yielding portfolio investments only.

As of September 30, 2017 and December 31, 2016, the total fair value of our portfolio investments was $78.7 million and $105.0 million, respectively. Of those fair value totals, approximately $27.9 million, or 35.5%, as of September 30, 2017, and $60.9 million, or 58.0%, as of December 31, 2016 are determined using significant unobservable (i.e., Level 3) inputs.

Results of Operations

Investment Income

Investment income includes interest on our investments and dividend income. Dividend income is income we receive from certain of our equity investments. Other income includes prepayment fees and modification fees we receive in connection with certain of our investments. These fees are recognized as earned.

Investment Income	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2017	2016	2017	2016

Interest income	$2,744	$3,310	$7,613	$10,519
Dividend income	—	897	—	3,180
Other income	7	114	68	152
Total investment income	$2,751	$4,321	$7,681	$13,851
For the three months ended September 30, 2017, total investment income was $2.8 million, a 36% decrease from $4.3 million of total investment income for the three months ended September 30, 2016. The decrease was primarily attributable to a $1.2 million decrease in investment income related to non-accrual energy related assets and a decrease in average portfolio balance for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016.
For the nine months ended September 30, 2017, total investment income was $7.7 million, a 45% decrease from $13.9 million for the nine months ended September 30, 2016. The decrease was primarily attributable to a $4.7 million decrease in investment income related to non-accrual energy related assets and a decrease in average portfolio balance for the for the nine months ended September 30, 2017 as compared to the for the nine months ended September 30, 2016.
Operating Expenses
Operating expenses include interest expense and our allocable portion of operating expenses incurred on our behalf by our investment advisor and our administrator. Other general and administrative expenses include our allocated share of employee, facilities, and stockholder services incurred by our administrator.

Operating Expenses	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2017	2016	2017	2016

Interest expense and bank fees	$1,012	$768	$2,970	$2,831
Management and incentive fees	544	888	1,610	2,585
Professional fees	394	584	1,066	1,973
Other general and administrative expenses	410	326	1,169	1,370
Directors fees	61	61	184	184
Total operating expenses	$2,421	$2,627	$6,999	$8,943
For the three months ended September 30, 2017, operating expenses decreased by 7.8% to $2.4 million from $2.6 million compared to the three months ended September 30, 2016. Interest expense and bank fees increased by 31.8% to $1.0 million from $0.8 million compared to the same period in the prior year largely due to higher borrowing costs. Management and incentive fees decreased by 38.7% to $0.5 million from $0.9 million due to lower base management fees as a result of lower average asset base subject to the base management fee. Professional fees decreased by 32.5% to $0.4 million from $0.6 million due to lower legal fees and audit related expenses in the 2017 period. Other general and administrative expenses increased by 25.8% to $0.4 million from $0.3 million primarily due to an increase in employee related expenses in the 2017 period.
For the nine months ended September 30, 2017, operating expenses decreased by 21.7% to $7.0 million from $8.9 million. Interest expense and bank fees increased by 4.9% to $3.0 million from $2.8 million compared to the same period in the prior year largely due to higher borrowing costs partially offset by a decreased weighted average debt outstanding of $14.3 million. Management and incentive fees decreased by 37.7% to $1.6 million from $2.6 million primarily due to lower base management fees as a result of lower average asset base subject to the base management fee part. Professional fees decreased by 46.0% to $1.1 million from $2.0 million due to lower legal fees and audit related expenses in the 2017 period. Other general and administrative expenses decreased by 14.7% to $1.2 million from $1.4 million primarily due to a decrease in employee related expenses in the 2017 period.
Under the Investment Advisory Agreement, the investment income incentive fee is calculated quarterly at a rate of 20% of quarterly net investment income above a “hurdle rate” of 1.75% per quarter (7% annualized) with a “catch up” provision. For the three months ended September 30, 2017 we did not incur any investment income incentive fees. For the three months ended September 30, 2016 we incurred $181,000 in investment income incentive fees. we did not incur any investment income incentive fees. For the nine months ended September 30, 2017 and September 30, 2016, we incurred investment income incentive fees of $0 and $281,000, respectively.
The second part of the incentive fee, the capital gains fee, is determined and payable in arrears as of the end of each fiscal year (or, upon termination of the Investment Advisory Agreement, as of the termination date). The capital gains fee is equal to 20% of our cumulative aggregate realized capital gains from September 30, 2014 through the end of that fiscal year, computed net of our cumulative aggregate realized capital losses and cumulative aggregate unrealized depreciation on investments for the same time period. The aggregate amount of any previously paid capital gains incentive fees to OHA is subtracted from the capital gains incentive fee calculated. If such amount is negative, then there is no capital gains fee for such year. For the purposes of the capital gains fee, any gains and losses associated with our investment portfolio as of September 30, 2014 shall be excluded from the capital gains fee calculation. For the three months ended September 30, 2017, we accrued $104,000 of capital gains fees.
On November 10 2017, we entered into an Incentive Fee Waiver Agreement with OHA whereby OHA agreed to waive any incentive fees earned relating to fiscal years 2017 and 2018. Under the Incentive Fee Waiver Agreement, any capitalized gains fees that would have been earned and accrued during 2017 and 2018, which under our investment advisory agreement would not have been paid until 2018 and 2019, respectively, will be waived.

Net Investment Income	For the three months ended September 30,		For the nine months ended September 30,
(in thousands, except per share data)	2017	2016	2017	2016

Net investment income	$323	$1,700	$661	$4,889
Net investment income per common share	$0.02	$0.08	$0.03	$0.24
During the three month period ended September 30, 2017, the decrease in net investment income compared to the three month period ended September 30, 2016 was driven by lower investment income, partially offset by lower operating expenses in 2017.
During the nine months ended September 30, 2017, the decrease in net investment income compared to the nine month period ended September 30, 2016 was driven by lower investment income, partially offset by lower operating expenses in 2017.

Net Realized Gains and Losses
Net realized gains and losses is the difference between the net proceeds received from dispositions of portfolio investments and their stated costs. Realized losses may also be recorded in connection with our determination that certain investments are considered worthless securities and/or meet the conditions for loss recognition per the applicable tax rules.

Net Realized Gains and Losses	For the three months ended September 30,		For the nine months ended September 30,
(in thousands, except per share data)	2017	2016	2017	2016

Net realized capital gain (loss) on investments	$1,004	$—	$(11,560)	$(9,919)
Benefit for taxes on realized loss	—	—	—	(91)
Net realized capital gains (losses)	$1,004	$—	$(11,560)	$(10,010)
Net realized capital gains (losses) per common share	$0.05	$—	$(0.57)	$(0.50)
For the three months ended September 30, 2017, we realized a capital gain of $1.0 million related to our investment in TIBCO Software, Inc., or TIBCO, unsecured notes. For the three months ended September 30, 2016, we did not realize a capital gain or loss on our investments.
For the nine months ended September 30, 2017, we realized a capital loss of $12.7 million related to our investment in Shoreline Energy, LLC, or Shoreline, second lien term loan. This realized capital loss was partially offset by the realized capital gain of $1.0 million related to our investment in TIBCO's unsecured notes. For the nine months ended September 30, 2016, we realized a capital loss of $10.1 million related to the sale of our equity interest in Contour and the extinguishment of the associated senior secured term loan. This realized capital loss was partially offset by a realized capital gain related to the sale of the $5.8 million Hanson second lien term loan.

Net Unrealized Appreciation (Depreciation) on Investments
Net unrealized appreciation or depreciation is the net change in the fair value of our investments during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.

Net Unrealized Appreciation (Depreciation) on Investments	For the three months ended September 30,		For the nine months ended September 30,
(in thousands, except per share data)	2017	2016	2017	2016

Control investments	$—	$—	$—	$10,578
Affiliate investments	(1,004)	(1,254)	(1,466)	(1,587)
Non-affiliate investments	(8,508)	(3,058)	(19,807)	(18,031)
Net unrealized appreciation (depreciation) on investments	$(9,512)	$(4,312)	$(21,273)	$(9,040)
Net unrealized appreciation (depreciation) on investments per common share	$(0.47)	$(0.21)	$(1.05)	$(0.45)

Control Investments
For the three months ended September 30, 2017 and 2016 there were no changes in the unrealized depreciation or appreciation of our control investments.
For the nine months ended September 30, 2016, the increase in net unrealized depreciation in our control investment was attributable to the reversal of unrealized depreciation, due to realization, on our investments in Contour.
Affiliate Investments
For the three months ended September 30, 2017 and September 30, 2016, the increase in net unrealized depreciation on our affiliate investments was attributable to a decrease in the fair value of our investments in OCI.
For the nine months ended September 30, 2017 and September 30, 2016, the increase in net unrealized depreciation our affiliate investments was attributable to a decrease in the fair value of our investments in OCI.
Non-Affiliate Investments
For the three months ended September 30, 2017, the increase in net unrealized depreciation on our non-affiliate investments was primarily attributable to $7.6 million write down of our investment in Castex and the reversal of $1.0 million unrealized depreciation, due to realization, of our investment in TIBCO. For the three months ended September 30, 2016, the increase in net unrealized depreciation on our non-affiliate investments was primarily due to a decrease in the fair value of our investments in Castex of $5.4 million, ATP of $1.4 million and Shoreline of $0.5 million. This was partially offset by increase in fair value of our investments in Talos Production LLC, or Talos, of $1.3 million, TIBCO of $0.9 million, Gramercy Park CLO Ltd., Gramercy, of $0.6 million, Royal Adhesives, Inc., or Royal, of $0.6 million, Appriss Holdings, or Appriss, of $0.5 million and other investments totaling $0.4 million.
For the nine months ended September 30, 2017, the increase in net unrealized depreciation on our non-affiliate investments was primarily attributable to a decrease in the fair value of our investments in Castex of $33.5 million and by the reversal of $1.0 million unrealized appreciation of our investment in TIBCO. This was partially offset by the reversal of $12.7 million unrealized depreciation, due to realization, of our investment in Shoreline. For the nine months ended September 30, 2016, the increase in net unrealized depreciation on our non-affiliate investments was primarily due to a decrease in the fair value of our investments in Castex of $12.7 million and Shoreline of $9.1 million. This was partially offset by an increase in fair value of our investment in Appriss of $0.5 million, TIBCO of $0.5 million, Talos of $0.4 million, Berlin of $0.4 million, ATP of $0.3 million, Gramercy of $0.3 million and a reversal due to realization related to KOVA of $1.0 million.

Net Increase (Decrease) in Net Assets Resulting from Operations	For the three months ended September 30,		For the nine months ended September 30,
(in thousands, except per share data)	2017	2016	2017	2016

Net increase (decrease) in net assets resulting from operations	$(8,185)	$(2,612)	$(32,172)	$(14,161)
Net increase (decrease) in net assets resulting from operations per common share	$(0.40)	$(0.13)	$(1.59)	$(0.70)

For the three months ended September 30, 2017, the net decrease in net assets resulting from operations compared to the three months ended September 30, 2016 primarily is attributable net unrealized appreciation on investments totaling $9.5 million and a decrease in net investment income of $1.4 million, partially offset by realized capital gains of $1.0 million.
For the nine months ended September 30, 2017, the net decrease in net assets resulting from operations compared to the nine months ended September 30, 2016 is primarily attributable to $4.2 million decrease in net investment income, $1.6 million increase in realized capital losses and $12.2 million increase in net unrealized depreciation on investments.

Financial Condition, Liquidity and Capital Resources
Cash Flows
At September 30, 2017, we had cash and cash equivalents totaling $16.6 million. Our portfolio may consist of temporary investments in U.S. Treasury Bills, repurchase agreements, money market funds or repurchase agreement-like treasury securities. These temporary investments with original maturities of 90 days or less are deemed cash equivalents and are included in the Consolidated Schedule of Investments. At the end of each fiscal quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which is dependent upon the composition of our total assets at quarter-end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions on a net cash basis after quarter-end, drawing down on an investment or credit facility, or utilizing repurchase agreements or other balance sheet transactions as are deemed appropriate for this purpose. These amounts are excluded from adjusted gross assets for purposes of computing the Investment Adviser's base management fee.
During the nine months ended September 30, 2017, we experienced a net decrease in cash and cash equivalents in the amount of $0.1 million. During the period, our operating activities provided $7.0 million in cash, consisting of $22.0 million purchases of new investments in portfolio securities of which $6.4 million was not yet settled at September 30, 2017, partially offset by $19.3 million provided by proceeds from redemptions of investments in portfolio securities. Financing activities used cash of $6.9 million, consisting net borrowings under repurchase agreement of $4.9 million partially offset by cash distributions paid to our stockholders in the amount of $2.0 million.
During the nine months ended September 30, 2016, we experienced a net decrease in cash and cash equivalents in the amount of $12.7 million. During the period, our operating activities provided $4.0 million in cash, consisting of $30.4 million from proceeds from redemptions of investments in portfolio securities, net proceeds from investments in US Treasury Bills of $20.0 million, partially offset by $6.8 million used to settle payables and $1.8 million purchases of new investments in portfolio securities. Financing activities used cash of $16.7 million, consisting of $80.5 million repayments on revolving credit facilities, net repayments of $19.6 million under repurchase agreement and $4.8 million of cash distributions paid to our shareholders partially offset by borrowings of $49.0 million under credit facilities.

Credit Facilities and Borrowings
We are party to a Credit Agreement (the "Credit Facility"), dated September 9, 2016, with MidCap Financial Trust, as administrative agent, which replaced our prior Third Amended and Restated Revolving Credit Agreement (the "Investment Facility"), as amended, with SunTrust Bank, as administrative agent. The $56.5 million Credit Facility has a maturity date of March 9, 2018, which can be extended for a six-month period at our option, subject to certain conditions. The initial proceeds of $40.5 million from the Credit Facility were used to pay off the $38.5 million outstanding balance on the Investment Facility, pay transaction expenses and provide balance sheet cash. The remaining $16.0 million consisted of a delayed draw term loan, which was committed for one year, expired on September 9, 2017 and is no longer available.
As of September 30, 2017 and December 31, 2016, the total amount outstanding under the Credit Facility was $40.5 million with $0.0 million available to draw. The total amount outstanding on the Credit Facility is shown net of unamortized debt issuance costs of $0.5 million and $1.4 million on our Consolidated Balance Sheet as of September 30, 2017 and

December 31, 2016, respectively. Substantially all of our assets, except our investments in U.S. Treasury Bills, are pledged as collateral for the obligations under the Credit Facility. The Credit Facility bears an interest rate of Adjusted LIBOR plus 5.35% for Eurodollar Loans, subject to a 1% LIBOR floor, and Base Rate plus 4.35% for Base Rate Loans. As of September 30, 2017, the interest rate on our outstanding principal balance of $40.5 million was 6.59%.
On November 10, 2017, we entered into an amendment to the Credit Facility whereby we agreed to make a voluntary principal prepayment in the amount of $4.5 million, reducing the total principal amount outstanding to $36.0 million, and the lenders agreed not to test certain covenants at certain determination dates.
The Credit Facility contains affirmative and reporting covenants and certain financial ratio and restrictive covenants. We have complied with these covenants from the date of the Credit Agreement through September 30, 2017, and had no existing defaults or events of default under the Credit Facility. The financial covenants, with terms as defined in the Credit Agreement, are:

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

At the end of each quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which includes purchasing U.S. Treasury Bills, by utilizing repurchase agreements on a temporary basis. On September 27, 2017, we purchased of U.S. Treasury Bills and contemporaneously entered into a $34.3 million repurchase arrangement with a global financial institution to finance such purchase. Under the repurchase arrangement, we transferred $35.0 million of U.S. Treasury Bills and $0.7 million of cash as collateral under the repurchase agreement. We repaid the $34.3 million borrowed under the repurchase agreement, and was returned the $0.7 million cash collateral, net of a $9 thousand financing fee, upon maturity of the U.S. Treasury Bills on October 5, 2017. We account for the transfer of the U.S. Treasury Bills under the repurchase agreement as a secured borrowing in accordance with GAAP. As a result, the U.S. Treasury Bills are recorded on our books as investments in U.S. Treasury Bills, and the amount borrowed under the repurchase agreement is recorded as short-term debt at September 30, 2017.
On December 27, 2016, we purchased $40.0 million of U.S. Treasury Bills and contemporaneously entered into a $39.2 million repurchase arrangement with a global financial institution to finance such purchase. Under the repurchase arrangement, we transferred $40.0 million of U.S. Treasury Bills and $0.8 million of cash as collateral under the repurchase agreement. We repaid the $39.2 million borrowed under the repurchase agreement, and was returned the $0.8 million cash collateral, net of a $10 thousand financing fee, upon maturity of the U.S. Treasury Bills on January 5, 2017. We account for the transfer of the U.S. Treasury Bills under the repurchase agreement as a secured borrowing in accordance with GAAP. As a result, the U.S. Treasury Bills are recorded on our books as investments in U.S. Treasury Bills, and the amount outstanding under the repurchase agreement is recorded as short-term debt at December 31, 2016.
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

Portfolio Credit Quality
At September 30, 2017, a significant portion of our portfolio investments were in illiquid securities of middle market businesses with a significant exposure to the energy industry. As of September 30, 2017, we had certain investments related to two portfolio companies on non-accrual status with an aggregate cost and fair value of $84.2 million and $0.0 million, respectively. Effective July 1, 2015, ATP was placed on non-accrual status based on estimated future production payments, and income is recognized to the extent cash received. During the first quarter of 2017, we placed our investment in Castex on non-accrual status based on our March 31, 2017 valuation, which reflects a determination that future payments received from this investment will no longer be sufficient to cover all of the contractual principal and dividend amounts on this investment.
Our portfolio investments at fair value were approximately 46.4% and 60.2% of the related cost basis as of September 30, 2017 and December 31, 2016, respectively.

Non-accruing and non-income producing investments	September 30, 2017		December 31, 2016
(in thousands)	Cost	Fair Value	Cost	Fair Value

Non-accruing investments
Castex Energy 2005, LP (non-accrual January 2017)	$56,315	$—	$—	$—
ATP Oil & Gas Corporation/Bennu Oil & Gas, LLC (non-accrual July 2015)	27,845	—	27,845	—
Shoreline Energy, LLC (non-accrual January 2016)	—	—	12,659	—
Total non-accruing investments	84,160	—	40,504	—

Non-income producing investments
OHA/OCI Investments, LLC Class A Units	2,500	243	2,500	686
Total non-income producing investments	2,500	243	2,500	686
Total non-accruing and non-income producing investments	$86,660	$243	$43,004	$686

Contractual Obligations and Off-Balance Sheet Arrangements

The following table summarizes our contractual payment obligations at September 30, 2017 (in thousands):

Credit facilities(1)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Credit Facility	$40,500	$40,500	$—	$—	$—
Repurchase Agreement(2)	34,300	34,300	—	—	—
Total	$74,800	$74,800	$—	$—	$—
(1) Excludes accrued interest and unamortized debt issuance costs.
(2) Amount outstanding under the Repurchase Agreement was repaid on October 5, 2017.

On November 10, 2017, we entered into an amendment to the Credit Facility whereby we agreed to make a voluntary principal prepayment in the amount of $4.5 million, reducing the total principal amount outstanding to $36.0 million, and the lenders agreed not to test certain covenants at certain determination dates.

From time to time we could have unused commitments to extend credit to our portfolio companies. Generally, the commitments have fixed expiration dates, and we do not fund the entire amounts before they expire. Therefore, these commitment amounts do not necessarily represent future cash requirements, and we do not report the unused portions of these commitments on our Consolidated Balance Sheets. We did not have any unused credit commitments at September 30, 2017.

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
In connection with the preparation of this Quarterly Report on Form 10-Q, as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q (September 30, 2017), we performed an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2017, our disclosure controls and procedures were effective in providing reasonable assurance (i) that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) that such information is accumulated and communicated to management in a manner that allows timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
No changes in internal control over financial reporting occurred during the quarter ended September 30, 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act).

PART II – OTHER INFORMATION

Item 1. Legal Proceedings
The information set forth under the heading “Legal Proceedings” in Note 6 to our interim consolidated financial statements is incorporated herein by reference.

Item 1A. Risk Factors
During the nine months ended September 30, 2017, there were no material changes to the risk factors disclosed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The information set forth in Note 8 to our interim consolidated financial statements is incorporated herein by reference. There were no shares of common stock repurchased during the nine months ended September 30, 2017.

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

OHA INVESTMENT CORPORATION

Date:	November 13, 2017	By:	/s/ STEVEN T. WAYNE
Steven T. Wayne
President and Chief Executive Officer

Date:	November 13, 2017	By:	/s/ CORY E. GILBERT
Cory E. Gilbert
Chief Financial Officer and Treasurer

Index to Exhibits

Exhibit No.	Exhibit

10.11	Amendment No. 1 to Credit Agreement dated September 9, 2016, between the Registrant, the lenders and from time to time party thereto and MidCap Financial Trust, as administrative agent
10.12	Incentive Fee Waiver in connection with the Investment Advisory Agreement between the Registrant and Oak Hill Advisors, L.P., as advisor
31.1	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Executive Officer
31.2	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Financial Officer
32.1	Section 1350 Certification by the Chief Executive Officer
32.2	Section 1350 Certification by the Chief Financial Officer
____________