Form 10-K
period 2017-12-31
OHA Investment Corp
filed 2018-03-26
CIK 1297704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________

FORM 10-K
__________________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

As of June 30, 2017, the aggregate market value of common stock held by non-affiliates of the registrant based on the closing price on that date of $1.27 on the Nasdaq Global Select Market was approximately $24,582,109.

As of March 26, 2018, there were 20,172,392 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2018 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10 through 14 herein.

Certain exhibits previously filed with the Securities and Exchange Commission are incorporated by reference into Part IV of this report.

OHA INVESTMENT CORPORATION

i

PART I
In this Annual Report on Form 10-K, except where the context suggests otherwise, the terms “we,” “us,” “our,” the “Company” and “OHAI” refer to OHA Investment Corporation; and “OHA,” “our investment advisor” and “our administrator” refer to Oak Hill Advisors, L.P. Some of the statements in this Annual Report on Form 10-K constitute forward-looking statements, which relate to future events, future performance or financial condition. These forward-looking statements involve risks and uncertainties and actual results could differ materially from those projected in the forward-looking statement for any reason, including those factors discussed in “Item 1A. Risk Factors” and elsewhere in the report.
Item 1. Business
Introduction
OHA Investment Corporation
We are a specialty finance company with an investment objective to generate both current income and capital appreciation primarily through debt investments, some of which may include equity components. We focus primarily on providing creative direct lending solutions to middle market private companies across industry sectors. Our investment activities are managed by OHA and supervised by our Board of Directors, the majority of whose members are independent of OHA and its affiliates.
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
The aggregate fair value of our investment portfolio at December 31, 2017 was $64.9 million, with such value comprised of 14 active portfolio company investments. Under our previous investment advisor, NGP Capital Resources Company, we focused our investments primarily on small and mid-size companies engaged in the upstream sector of the energy industry, which includes businesses that find, develop and extract energy resources, including natural gas, crude oil and coal. The fair value of the investment portfolio at September 30, 2014 was $171.0 million, of which $126.8 million, or 74% was energy related investments. Since that time, the energy sector has experienced significant declines and volatility in commodity prices for oil and natural gas prices. As a result, many companies in the the oil and gas industry were negatively impacted and had to restructure their balance sheets. Since September 30, 2014, we have written off $106.9 million, or 84.3%, of the portfolio that was affiliated with our legacy energy related investments.
Part of OHA’s investment strategy has been to reduce our historical portfolio concentration in the energy industry and to diversify our portfolio with investments in debt securities of U.S. private and small public middle market companies across industry sectors. Since September 30, 2014, we have made a total of 18 new investments in portfolio companies with a principal amount of $143.4 million (total cost of $139.4 million) and fully realized eight of these investments with a principal amount of $85.5 million. Primarily as a result of these new investments, net of realizations, and write-downs of legacy energy investments, the exposure of our investment portfolio in the energy sector decreased to 13% at December 31, 2017. Subsequent to year end, on February 15, 2018, Talos Production, LLC, or Talos, redeemed our remaining position in its senior unsecured notes of $11.5 million at par, thus reducing our energy exposure to $0.
Our Investment Advisor
OHA is a leading independent investment firm specializing in direct lending, high yield bonds, leveraged loans, distressed investments, mortgage strategies and corporate structured products. With approximately $32 billion of capital under management as of December 2017, OHA employs a fundamental value-oriented strategy focused on credit analysis, relative value analysis, risk-adjusted return generation, loss avoidance and active risk management that has been in place for more than two decades. OHA has substantial experience in direct lending, having invested approximately $5 billion in over 140 direct lending investments over the past 15 years. Headquartered in New York, OHA employs more than 290 people located in seven offices, and has been registered as an investment adviser under the Advisers Act since 2004.

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
Our Investment Approach
OHA (and its affiliated investment advisors and predecessor firms) continues to build on its over 20-year history of investing in various asset classes and believes that its past success is a reflection of the firm’s consistent investment philosophy, strategy and process. As our investment advisor, OHA has sought to expand our portfolio’s exposure to a broader range of industries beyond energy, focusing on the middle market. OHA believes that middle market companies are generally less able to secure financing from public financial markets than larger companies and thus offer better return opportunities for firms able to originate and structure these investments, along with conducting the necessary diligence to appropriately evaluate these opportunities.
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
In originating assets, OHA employs multiple channels and leverages the extensive relationships of the broader OHA platform. OHA’s decision to select an investment for our portfolio stems directly from OHA’s long-established investment approach, which focuses on intensive credit analysis, relative value analysis, risk-adjusted return generation and loss avoidance. As part of this process, OHA continuously looks to originate new ideas, perform due diligence on these opportunities and execute on those investments that meet OHA’s investment criteria. OHA has extensive direct lending experience spanning several credit cycles. Since 2002, OHA has originated and invested in approximately $5 billion of middle market private capital investments composed of more than 140 transactions.
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
Valuation Process
The majority of our investments are in securities for which market quotations are unavailable, or which have various degrees of restrictions on liquidity. We account for all of the assets in our portfolio at fair value, following the provisions of the Financial Accounting Standards Board Accounting Standards Codification Topic 820“Fair Value Measurements and Disclosures,” or ASC 820. Our Board of Directors determines the fair value of each investment in our portfolio on a quarterly basis, as generally described below.

•	Investment Team Valuation. The investment professionals of OHA prepare fair value recommendations for each investment.

•	Investment Team Valuation Documentation. The investment team documents and discusses its preliminary fair value recommendations with the investment committee and senior management of OHA.

•
Third Party Valuation Activity.  We may, at our discretion, retain an independent valuation firm to review any or all of the valuation analyses and fair value recommendations provided by the OHA investment team. As of December 31, 2017, our general practice is that we have an independent valuation firm review all Level 3 investments (those whose value is determined using significant unobservable inputs) with recommended fair values in excess of $10 million on a quarterly basis, and review all Level 3 investments with recommended fair values greater than zero at least annually.

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

Competition
Historically, our primary competitors in this market have consisted of public and private investment funds, commercial and investment banks, commercial financing companies and other BDCs. Although these competitors regularly provide financing similar to most of our investments, a number of them focus on different aspects of these markets. We also face competition from other firms that are substantially larger and have considerably greater financial, technical and marketing resources than we have. Some of our competitors have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors have higher risk tolerances or different risk assessments or yield targets, which allow them to consider a wider variety of investments and establish more portfolio relationships than we can. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC; nor are they subject to the requirements imposed on RICs by the Code. Nevertheless, we believe that the relationships of the senior professionals of OHA should enable us to compete effectively for attractive investment opportunities.
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
We are generally not permitted to issue and sell our common stock at a price below net asset value per share. We may, however, issue and sell shares of our common stock at a price below net asset value per share if (i) our Board of Directors determines that such sale is in our best interests and the best interests of our stockholders, and (ii) our stockholders have approved our policy and practice of making such sales within the preceding 12 months. In any such case, the price at which our common stock is to be issued and sold may not be less than a price which, in the determination of our Board of Directors, closely approximates the market value of such securities. We may repurchase our shares subject to the restrictions of the 1940 Act and the terms of our credit agreement. We also may conduct rights offerings at prices less than the net asset value per share, subject to the requirements of the 1940 Act. If we raise additional funds by issuing additional common stock or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our stockholders at that time would decrease, and our stockholders my experience dilution. See Risk Factors - Risk Relating to Our Business Structure - Regulations governing our operation as a BDC affect our ability to raise, and the way in which we raise additional capital. As a BDC, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage.
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
We do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, we generally are prohibited from (a) acquiring more than 3% of the voting stock of any registered investment company, (b) investing more than 5% of the value of our total assets in the securities of one investment company, or (c) investing more than 10% of the value of our total assets in the securities of registered investment companies in the aggregate. With regard to that portion of our portfolio invested in securities issued by registered investment companies, it should be noted that such investments might subject our stockholders to additional expenses.

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
Subject to the overall supervision of our Board of Directors, OHA manages the investment and reinvestment of our assets in accordance with our investment objectives and policies. Under the terms of the Investment Advisory Agreement, OHA provides any and all management and investment advisory services necessary for the operation and conduct of our business and:

•	determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;

•	identifies, evaluates and negotiates the structure of our investments;

•	monitors the performance of, and manages our investments;

•	determines the securities and other assets that we purchase, retain or sell and the terms on which any such securities and other assets are purchased and sold;

•	arranges for the disposition of our investments;

•	recommends to our Board of Directors the estimated fair value of our investments that are not publicly traded debt or equity securities, based on our valuation guidelines;

•	votes proxies in accordance with the proxy voting policy and procedures adopted by OHA; and

•	provides us with such other investment advice, research and related services as our Board of Directors may, from time to time, reasonably require for the investment of our assets.
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

The second part of the incentive fee, the capital gains fee, is determined and payable in arrears as of the end of each fiscal year (or, upon termination of the Investment Advisory Agreement, as of the termination date). The capital gains incentive fee is equal to 20% of our cumulative aggregate realized capital gains from the date of the Investment Advisory Agreement through the end of that fiscal year, computed net of our cumulative aggregate realized capital losses and cumulative aggregate unrealized depreciation on investments for the same time period. The aggregate amount of any previously paid capital gains incentive fees to OHA is subtracted from the capital gains incentive fee calculated. If such amount is negative, then there is no capital gains fee for such year. For the purposes of the capital gains fee, any gains and losses associated with our investment portfolio as of September 30, 2014 shall be excluded from the capital gains incentive fee calculation.
On November 10, 2017, we entered into an Incentive Fee Waiver Agreement with OHA whereby OHA agreed to waive any incentive fees earned relating to fiscal years 2017 and 2018. Under the Incentive Fee Waiver Agreement, any capitalized gains fees that would have been earned and accrued during 2017 and 2018, which under our investment advisory agreement would not have been paid until 2018 and 2019, respectively, will be waived. For the year ended December 31, 2017, OHA waived $89,000 of capital gains incentive fee that would have been earned in 2017 and paid in 2018.
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
Corporate Information
We are a Maryland corporation organized in July 2004, and we completed our initial public offering in November 2004. Our principal executive office is located at 1114 Avenue of the Americas, 27th floor, New York, New York 10036, and our telephone number is (212) 852-1900. We believe our office facilities are suitable and adequate for our operations as currently conducted and contemplated. Our corporate website is www.ohainvestmentcorporation.com. We file periodic reports, proxy statements and other information with the SEC and make such reports available on our website free of charge as soon as reasonably practicable. You may read and copy the materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site at www.sec.gov that contains material that we file with the SEC on the EDGAR Database.
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

Risks Related to Our Investments

Our investment in OCI Holdings, LLC (“OCI”) remains subject to risks resulting from Medicare reimbursement rate reductions in the state of Texas that have had a negative impact on OCI’s earnings and cash flow.
OCI’s business as a home health provider of pediatric services to Medicaid patients in Texas has been negatively impacted by Medicaid reimbursement rate reductions implemented by the state of Texas effective December 15, 2016. Even prior to the implementation of these reductions, OCI experienced pressures on rates in certain parts of their business and reductions in visit volumes. In May, the Texas Legislature agreed to the 2018/2019 biennium budget. The new budget, which went into effect on September 1, 2017, restored approximately 25% of the rate cuts subject to a number of specific provisions relating to pediatric therapy reimbursement. OCI management continues to address its cost base and pursue operating initiatives to best position itself for success in the new rate reimbursement environment. As part of the effort to navigate the challenging rate environment, as posted on its website in January 2018, OCI was selected by Superior Healthplan, a nationally recognized Healthcare Maintenance Organization, for a value-based arrangement utilizing its clinical resources and extensive independent research experience. However, there can be no assurance that such developments will positively impact our investments in OCI. As of December 31, 2017, our investments in OCI represent 21.4% of our total investment portfolio including cash and cash equivalents. For the year ended December 31, 2017, investment income related to our investments in OCI represented 38.2% of total investment income.
In connection with certain bankruptcy proceedings, Bennu Oil & Gas, LLC, the successor in title to ATP Oil & Gas Corporation (“Bennu”) shut down production on the Titan Production Facility (“Titan”) for production with respect to the Telemark field in which we have a limited term royalty interest (“ORRI”) and shut-in all related wells (to the extent such wells were still producing). As a result, production payments on our ORRI have ceased. The Telemark leases and our ORRI are dependent on continued production from the Telemark field. As a result of Bennu's Chapter 7 bankruptcy, it is unclear whether production will continue. Even if production payments do resume, we are still unlikely to recover our full investment in the ORRIs. In addition, certain amounts received by us with respect to the ORRIs remain subject to disgorgement in connection with the ATP litigation, which may adversely affect both our recovery, if any, and our expected return.
In 2011 and 2012, we purchased from ATP Oil & Gas Corporation, predecessor in title to Bennu, limited-term ORRIs in certain offshore oil and gas producing properties operated by Bennu in the Gulf of Mexico. Under this arrangement, we purchased the right to portions (ranging from 5.0% to 10.8%) of the monthly production proceeds from oil and gas properties known as the Gomez and Telemark properties. The terms of the ORRIs provide that they will terminate after we receive payments that equal our investment in the ORRIs plus a time-value factor that is calculated at a rate of 13.2% per annum.
On November 30, 2016, Bennu filed bankruptcy under Chapter 7 of the U.S. Bankruptcy Code. Bennu is the ultimate parent of Titan, the owner of the floating production platform in the Gulf of Mexico utilized by Bennu for production with respect to the Telemark field in which we have an ORRI. Titan went into involuntary Chapter 11 bankruptcy in September

2016. In November 2016, Bennu shut down production on the Titan platform and shut-in all related wells in anticipation of the Chapter 7 bankruptcy filing. While production continued for the month of October 2016 and a portion of November 2016, we received payments with respect to those months in July and August 2017. Our ORRI is dependent on continued production from the Telemark field. By law, the leases on the Telemark field will expire 180 days from the date of last production unless production is resumed or a party requests and the government grants a deferral of the requirement to produce. On August 17, 2017, the Trustee filed a motion to authorize a sale of certain assets including MC 941 and MC 942 to Statoil USA E&P, Inc., or Statoil, [Bankr. Dkt. No. 179] for $0.5 million and the assumption of the decommissioning obligations related to those leases that were owed by Bennu Oil & Gas to the United States of America. The Court authorized the sale by order entered on September 14, 2017 [Bankr. Dkt. No. 187]. It is possible that Statoil will resume oil and gas production from one or more wells on the MC 941 and MC 942 leases. Statoil has requested we sign a division order confirming our proportional ownership of produced hydrocarbons. If production resumes, the Company currently expects that Statoil will distribute to us monthly royalty payments due under the ORRIs during the period that production occurs. Even if production payments do resume, we are still unlikely to recover our full investment in the ORRIs.
Please refer to “Item 3. Legal Proceedings” for further discussion of the ATP bankruptcy litigation. As of December 31, 2017, our unrecovered investment was $35.7 million, and we had received aggregate production payments of $37.8 million since the date of ATP's bankruptcy filing. In addition, as of December 31, 2017, we had incurred legal and consulting fees totaling $6.3 million in connection with the enforcement of our rights under the ORRIs, $5.4 million of which has been added to the unrecovered investment balance under the terms of the ORRI agreements.

Disruption and instability in U.S. or global capital markets could materially and adversely affect our business.
The U.S. and global capital markets experienced extreme volatility and disruption during the economic downturn that began in mid-2007, and the U.S. economy was in a recession for several consecutive calendar quarters during the same period. In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt, which created concerns about the ability of certain nations to continue to service their sovereign debt obligations. More recently, the implications of the United Kingdom’s referendum decision to the European Union (“Brexit”) and the policies of the current U.S. presidential administration remain unclear. These market and economic disruptions affected, and these and other similar market and economic disruptions may in the future affect, the U.S. capital markets, which could adversely affect our business and that of our portfolio companies, and have reduced the availability of debt and equity capital for the market as a whole and to financial firms, in particular. At various times, these disruptions resulted in, and may in the future result in, increased spreads between the yields realized on riskier debt securities and those realized on securities perceived to be risk-free, a lack of liquidity in parts of the debt capital markets, significant write-offs in the financial services sector and the repricing of credit risk. These conditions may reoccur for a prolonged period of time again or materially worsen in the future, including as a result of U.S. government shutdowns or further downgrades to the U.S. government’s sovereign credit rating or the perceived credit worthiness of the United States or other large global economies. Unfavorable economic conditions, including future recessions, also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. We may in the future have difficulty accessing debt and equity capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may cause us to reduce the volume of loans we originate and/or fund, adversely affect the value of our portfolio investments or otherwise have a material adverse effect on our business, financial condition and results of operations.
Our investments are risky and highly speculative.
We invest primarily in senior and junior secured, unsecured and subordinated loans of U.S. private and public middle market companies. However, we may also invest in equity, distressed debt and other assets.
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

Our portfolio is concentrated in a limited number of portfolio companies and industries, which will subject us to a risk of significant loss if any of these companies performs poorly or defaults on its obligations under any of its debt instruments or if there is a downturn in a particular industry.
We are classified as a non-diversified management investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. Beyond the asset diversification requirements associated with our qualification as a RIC under Subchapter M of the Code, we do not have fixed guidelines for diversification. Our portfolio is currently concentrated in a limited number of portfolio companies. For example, as of December 31, 2017, a single portfolio company, OCI Holdings, LLC, and a single industry segment, home health services, represented 21.4% and 21.4% of our total investment portfolio including cash and cash equivalents (excluding $20.0 million of our investments in U.S. Treasury Bills) at fair value, respectively. For the year ended December 31, 2017, investment income related to our investments in OCI represented 38.2% of total investment income.

As a result, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, a downturn in any particular industry in which we are invested could also significantly impact our net asset value and the aggregate returns we realize.
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
A portion of our portfolio investments are recorded at fair value as determined in good faith by our Board of Directors and, as a result, there may be uncertainty as to the value of our portfolio investments.
A portion of our portfolio investments take the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable, and we value these securities at fair value as determined in good faith by our Board of Directors, including to reflect significant events affecting the value of our securities. A majority of our investments are classified as Level 3 under ASC Topic 820. This means that our portfolio valuations are based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. Inputs into the determination of fair value of our portfolio investments require significant management judgment or estimation. Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes, which may include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information.
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
Two of our portfolio companies, Bennu and Castex 2005, LP, are currently involved in bankruptcy proceedings.
We make loans that may include PIK interest or dividends or accretion of original issue discount provisions, which could increase the risk of default by our portfolio companies.
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
In addition to the general risks associated with investing in debt securities, CLOs carry additional risks, including: (i) the possibility that distributions from the underlying loans will not be adequate to make interest or other payments; (ii) the quality of the underlying loans may decline in value or default; and (iii) the complex structure of the security may not be fully understood at the time of investment and may produce disputes with the CLO or unexpected investment results. CLO securities are typically privately offered and thinly traded. Further, our investments in the subordinated debt or equity of a CLO will be subordinate to the senior debt securities of such CLO. We held one investment in a CLO, Gramercy Park CLO, Ltd., with a fair value of $0.2 million, which represents 0.3% of our portfolio investments, as of December 31, 2017.
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
BDCs generally are not permitted to co-invest on a concurrent basis with certain affiliated entities in the absence of an exemptive order from the U.S. Securities and Exchange Commission, or the SEC. However, BDCs are permitted to and may simultaneously co-invest in transactions where price is the only negotiated point. In an order dated April 25, 2016, the SEC granted exemptive relief permitting us, subject to the satisfaction of certain conditions, to co-invest in certain investment transactions with certain OHA affiliates where terms other than price are negotiated. We believe this relief enhances our ability to further our investment objectives and strategy and may also increase favorable investment opportunities for us, in part, by allowing us to participate in larger investments, together with our co-investment affiliates, than would be available to us if such relief had not been obtained. However, there can be no assurance that such exemptive relief will permit us to fully achieve these goals.
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
Generally, for any initial allocation of a purchase under the investment allocation policy, if we are able to co-invest pursuant to SEC interpretive positions or the SEC exemptive relief, a portion of each opportunity that is appropriate for us and any affiliated fund will be offered to us and such other affiliated fund and other participating portfolios as determined by OHA based on two inputs: (i) available capital (which includes available cash, unfunded capital commitments and, at the discretion of OHA, leverage) and (ii) maximum issuer concentration sizes (which is determined at the discretion of OHA, taking into consideration account investment guidelines and other factors). Initial trade allocations may be adjusted by OHA in making a final allocation determination, including in cases where OHA is limited in its ability to allocate across all accounts. The outcome of any allocation determination may result in the allocation of all or none of an investment opportunity to us, and there can be no assurance that we will have an opportunity to participate in certain investments that fall within our investment objectives.
Based on the foregoing methodology, accounts with higher available capital than we have will generally have a higher initial allocation percentage to an investment. Likewise, an account with a larger maximum issuer concentration size than we are permitted to have under the 1940 Act or other applicable law will generally have a higher initial allocation percentage to an investment.
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
We must distribute at least 90% of our investment company taxable income to our stockholders to maintain our RIC status and such distributions will not be available to fund new investments. We may need additional capital to fund growth in our investments. A reduction in the availability of new capital could limit our ability to grow. We expect to borrow from financial institutions and may, if warranted by market conditions and in the best interests of our stockholders, issue additional debt and equity securities. If we fail to obtain funds from such sources or from other sources to fund our investments, it could limit our ability to grow, which may have an adverse effect on the value of our securities. In addition, as a BDC, our ability to borrow or issue preferred stock may be restricted if our total assets are less than 200% of our total borrowings and preferred stock (or 150%, subject to certain approval and disclosure requirements).
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
Failure to further extend our Credit Facility could also have a material adverse effect on our results of operations and financial position and our ability to pay expenses and make distributions.
In September 2016 we entered into a Credit Agreement (the "Credit Facility") with Midcap Financial Trust, as administrative agent. The Credit Facility, which was scheduled to mature on March 9, 2018, has been subsequently extended to September 9, 2018, as permitted under the existing Credit Agreement. If the participating lenders do not renew or further extend the Credit Facility, the outstanding principal balance on that date will be due and payable. If we are unable to further extend our current Credit Facility or find a new source of borrowing on acceptable terms, we will be required to pay down the amounts outstanding under the current Credit Facility through one or more of the following: (1) available cash balances, (2) principal collections on our securities pledged under the facility, (3) at our option, interest collections on our securities pledged under the facility, or (4) possible liquidation of some or all of our loans and other assets, any of which could have a material adverse effect on our results of operations and financial position and may force us to decrease or stop paying certain expenses and/or making distributions to stockholders until amounts outstanding under the Credit Facility are repaid. In addition, our stock price could decline significantly, we would be restricted in our ability to acquire new investments and our independent registered public accounting firm could raise an issue as to our ability to continue as a going concern.
Any failure on our part to maintain our status as a BDC would reduce our operating flexibility.
The 1940 Act imposes numerous constraints on the operations of BDCs. For example, BDCs may not acquire any "non-qualifying asset" unless at the time of such acquisition at least 70% of their total assets are invested in specified types of qualifying assets, primarily in private companies or small U.S. public companies, cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less. Any failure to comply with the requirements imposed on BDCs by the 1940 Act could cause the SEC to bring an enforcement action against us and/or expose us to claims of private litigants. In addition, if we fail to maintain our qualification as a BDC, we may be subject to substantially greater regulation under the 1940 Act as a closed-end investment company. Compliance with such regulations would significantly decrease our operating flexibility, and could significantly increase our costs of doing business.
Regulations governing our operation as a BDC affect our ability to raise, and the way in which we raise additional capital. As a BDC, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage.
Under the provisions of the 1940 Act, we are currently permitted, as a BDC, to issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. Under the recently passed Small Business Credit Availability Act, subject to certain approval and disclosure requirements, we will be able to issue senior securities in amounts such that this asset coverage equals 150%. If the value of our assets declines, we may be unable to satisfy the relevant asset coverage requirements and, as a result, we will be limited in our ability to use debt capital to finance our operations. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders. Furthermore, as a result of issuing senior securities, we would also be exposed to typical risks associated with leverage, including an increased risk of loss. As of December 31, 2017, we had $36.0 million outstanding and $0.0 million availability for borrowing under the Credit Facility.
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
We also may make rights offerings to our stockholders at prices less than net asset value, subject to applicable requirements of the 1940 Act. If we raise additional funds by issuing more shares of our common stock or issuing senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our stockholders may decline at that time and such stockholders may experience dilution. Moreover, we can offer no assurance that we will be able to issue and sell additional equity securities in the future, on terms favorable to us or at all.
We borrow money, which magnifies the potential for loss on amounts invested and may increase the risk of investing in us.
The use of leverage magnifies the potential for loss on amounts invested and, therefore, increases the risks associated with investing in our securities. As of December 31, 2017, we had $36.0 million outstanding under the Credit Facility. We may borrow from and issue senior debt securities to banks, insurance companies and other lenders in the future. Lenders of these senior securities, including the Credit Facility, will have fixed dollar claims on our assets that are superior to the claims of our stockholders, and we would expect such lenders to seek recovery against our assets in the event of a default. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could also negatively affect our ability to make distribution payments on our common stock. Leverage is generally considered a speculative investment technique. Our ability to service any debt that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, as the management fee payable to OHA is payable based on our gross assets, including those assets acquired through the use of leverage, OHA has a financial incentive to incur leverage which may not be consistent with our stockholders’ interests. In addition, our stockholders bear the burden of any increase in our expenses as a result of leverage, including any increase in the management fee payable to OHA. The amount of leverage that we employ depends on OHA’s and our Board of Directors’ assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us.

The following table illustrates the effect of leverage on returns from an investment in our common stock as of December 31, 2017, assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

Assumed Return on Our Portfolio (Net of Expenses)(1)	-10%	-5%	0	5%	10%

Corresponding return to common stockholder (2)	-31%	-22%	-13%	-4%	4%

(1) The assumed portfolio return is required by SEC regulations and is not a prediction of, and does not represent, our projected or actual performance. Actual returns may be greater or less than those appearing in the table. Pursuant to SEC regulations, this table is calculated as of December 31, 2017. As a result, it has not been updated to take into account any changes in assets or leverage since December 31, 2017.
(2) Assumes $106.1 million in total assets, $36.0 million in debt outstanding and $47.8 million in net assets as of as of December 31, 2017 and a weighted average interest rate of 6.71% as of December 31, 2017. The returns to common stockholder assume we do not reinvest $19.9 million of cash and cash equivalents on our balance sheet as of December 31, 2017.

Based on our outstanding indebtedness of $36.0 million as of December 31, 2017 and the weighted average interest rate of 6.71% as of that date, our investment portfolio would have been required to experience an annual return of at least 3.7% to cover annual interest payments on the outstanding debt.
Substantially all of our assets are subject to security interests under the Credit Facility, and if we default on our obligations under the Credit Facility, we may suffer adverse consequences, including foreclosure on our assets.
As of December 31, 2017, substantially all of our assets were pledged as collateral under the Credit Facility. If we default on our obligations under this facility, the lenders may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests or their superior claim. In such event, we may be forced to sell our investments to raise funds to repay our outstanding borrowings in order to avoid foreclosure and these forced sales may be at times and at prices we would not consider advantageous. Moreover, such deleveraging of our company could significantly impair our ability to effectively operate our business in the manner in which we have historically operated. As a result, we could be forced to curtail or cease new investment activities and lower or eliminate the dividends that we have historically paid to our stockholders.
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
The Credit Facility generally contains customary default provisions such as a debt to tangible net worth ratio, debt to fair market value ratio and a restriction on changing our business. An event of default under the Credit Facility would likely result in, among other things, termination of the availability of further funds under the Credit Facility and accelerated maturity dates for all amounts outstanding under the Credit Facility, which would likely disrupt our business and, potentially, the business of the portfolio companies whose loans we finance through the Credit Facility. This could reduce our investment income and, by delaying any cash payment allowed to us under the Credit Facility until the lenders have been paid in full, reduce our liquidity and cash flow and impair our ability to grow our business and maintain our status as a RIC.
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
Recently passed legislation may allow us to incur additional leverage.
Historically a BDC, under the 1940 Act generally were not permitted to incur indebtedness unless immediately after such borrowing we had an asset coverage for total borrowings of at least 200% (i.e., the amount of debt could not exceed 50% of the value of our total assets). The Small Business Credit Availability Act, which was signed into law in March 2018, modifies this section of the 1940 Act and decreases this percentage from 200% to 150% (subject to either stockholder approval or approval of both a majority of the board of directors and a majority of directors who are not interested persons). As a result of this new law, we may be able to incur additional indebtedness subject to relevant approval and disclosure requirements and therefore your risk of an investment in us may increase. In addition, since our management fee is calculated as a percentage of the value of our gross assets, which includes any borrowings for investment purposes, the management fee expenses will increase if we incur additional indebtedness.
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
On November 10, 2017, we entered into an Incentive Fee Waiver Agreement with OHA whereby OHA agreed to waive any incentive fees earned relating to fiscal years 2017 and 2018. Under the Incentive Fee Waiver Agreement, any capitalized gains fees that would have been earned and accrued during 2017 and 2018, which under our investment advisory agreement would not have been paid until 2018 and 2019, respectively, will be waived. For the year ended December 31, 2017, OHA waived $89,000 of capital gains incentive fee that would have been earned in 2017 and paid in 2018.

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
On November 10, 2017, we entered into an Incentive Fee Waiver Agreement with OHA whereby OHA agreed to waive any incentive fees earned relating to fiscal years 2017 and 2018.
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
On November 10 2017, we entered into an Incentive Fee Waiver Agreement with OHA whereby OHA agreed to waive any incentive fees earned relating to fiscal years 2017 and 2018. Under the Incentive Fee Waiver Agreement, any capitalized gains fees that would have been earned and accrued during 2017 and 2018, which under our investment advisory agreement would not have been paid until 2018 and 2019, respectively, will be waived. For the year ended December 31, 2017, OHA waived $89,000 of capital gains incentive fee that would have been earned in 2017 and paid in 2018.
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
In addition, uncertainty regarding legislation and regulations affecting the financial services industry or taxation could also adversely impact our business or the business of our portfolio companies. In particular, significant tax reform legislation (commonly referred to as the “Tax Cuts and Jobs Act”) was signed into law on December 22, 2017.  The Tax Cuts and Jobs Act, among other things, permanently reduces the maximum federal corporate income tax rate, reduces the maximum individual income tax rate (effective for taxable years 2018 through 2025), restricts the deductibility of business interest expense, changes the rules regarding the calculation of net operating loss deductions that may be used to offset taxable income, expands the circumstances in which a foreign corporation will be treated as a “controlled foreign corporation” and, under certain circumstances, requires accrual method taxpayers to recognize income for U.S. federal income tax purposes no later than the income is taken into account as revenue in an applicable financial statement. The impact of this new legislation on us, our stockholders and our portfolio companies is uncertain.
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
There can be no assurance that our Board of Directors’ review of strategic alternatives will result in a transaction or, if a transaction is consummated, that we will be able to achieve some or all of the benefits anticipated from such transaction.
As initially announced in November 2017, our Board of Directors has elected to explore and evaluate a broad range of strategic alternatives to enhance long-term stockholder value and has engaged an investment banking firm as its financial advisor in connection therewith. There can be no assurance that this strategic alternatives review process will result in a transaction, or if a transaction is undertaken, as to its terms or timing. Our ability to successfully complete any strategic transaction is subject to significant risks, including, among others, the risk that any required regulatory or governmental approvals may not be obtained and the risk that, for this or other reasons, we may be unable to achieve some or all of the benefits that we anticipated from such transaction.

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
If our distributions exceed our taxable income and capital gains realized during a taxable year, all or a portion of the distributions made in the same taxable year may be characterized as a return of capital to our stockholders. To the extent there is a return of capital, stockholders will be required to reduce their basis in our stock for U.S. federal income tax purposes, resulting in a higher reported capital gain or lower reported capital loss when those shares of our common stock are sold or otherwise disposed of. Under our current Credit Agreement, we are limited to distributing no more than 110% of our taxable income for that tax year.
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
After the bankruptcy case was converted to a case under Chapter 7 of the Bankruptcy Code, we settled Phase 1 of the litigation with the Trustee, Bennu and Credit Suisse AG, as agent to the DIP Lenders (Adv. Dkt. No. 270, 271). On February 4, 2016, an Agreed Final Judgment [Adv. Dkt. No. 276] was entered determining that, among other things, the ORRIs are a real property interest and a “production payment” within the meaning of Sections 101(42A) and 541(b) of the United States Bankruptcy Code. Likewise, our claims against ATP were dismissed without prejudice. The Agreed Judgment resolved Phase 1 of the Adversary Proceeding. It did not address any disputes between us and Bennu or its successors with respect to the proper calculation of the investment balance under the terms of the ORRIs, including our legal fees, default interest, or the claims asserted by the statutory lien claimants. Additional detail on Phase 1 and the ATP bankruptcy is set forth in our Form 10Q for the quarter ending March 31, 2016.
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
On August 19, 2016, the Bankruptcy Court entered its order [Adv. Dkt. No. 325] and its related Report and Recommendation [Adv. Dkt. No. 326] dismissing, with prejudice, the Intervenors’ amended complaints. The Bankruptcy Court’s order and the related Report and Recommendation recommended, to the District Court, that Phase II of the lawsuit be fully resolved in our favor. The Report and Recommendation was docketed in the United States District Court for the Southern District of Texas, Case No. 4:16-CV-02556. On September 2, 2016, certain of the Intervenors filed their Objection to Judge Isgur’s Report and Recommendation [Dist. Dkt. No. 3] arguing that the Bankruptcy Court’s conclusions were erroneous, and that the Intervenors were not required to give notice to OHA in order for their alleged liens to attach. We filed a limited objection to the Report and Recommendation arguing that the Report and Recommendation should be affirmed, but even if notice were not required under the statute, the Intervenors’ alleged liens could not have attached to the ORRIs in the first instance. On March 9, 2017, the District Court entered a Memorandum Opinion and Order [Dist. Dkt. No. 17] (the “District Court’s Order”) adopting the Bankruptcy Court’s Report and Recommendation and dismissing the Intervenors’ claims with prejudice.

On April 3, 2017, the Intervenors filed their notice to appeal the District Court’s Order to the United States Court of Appeals for the Fifth Circuit. On April 11, 2017, we filed a notice of (protective) cross appeal in order to preserve our alternative bases for dismissal which were denied by the Bankruptcy Court and District Court. The matter remains pending before the Fifth Circuit under Case No. 17-20224. The parties briefed the issues for appellate review. Oral argument was held on February 7, 2018. We are awaiting the Fifth Circuits ruling.
As of December 31, 2017, our unrecovered investment was $35.7 million, and we had received aggregate royalty payments of $37.8 million since the date of ATP’s bankruptcy filing. As of December 31, 2017, we had incurred legal and consulting fees totaling $6.3 million in connection with the enforcement of our rights under the ORRIs. On various occasions, we have provided notice that such legal expenses will be added to our unrecovered investment balance to the extent they are not reimbursed. To date, we have not received any payments on account of legal expenses aside from our receipt of regular monthly production payments. As a result, we add our legal expenses to the unrecovered investment balance in accordance with our transaction documents. As of December 31, 2017, $5.4 million of the $6.3 million in legal and consulting fees have been added to, and are thus included in the unrecovered investment balance under the terms of our transaction documents. No legal expenses have been added to our unrecovered investment balance during the year ended December 31, 2017. We note that the fair value of our investment in ATP ORRI remains at $0.0 as of December 31, 2017 due to the cessation of monthly production payments beginning in December 2016.
Through December 31, 2017, we received post-petition royalty payments from the Gomez properties and the Telemark properties in the amount of $8.3 million and $0.3 million, respectively. It is estimated that the statutory lien claims asserted by the intervenors in the Adversary Proceeding against our ORRIs are in the principal amount of approximately $35.2 million. At this time, we estimate that there are potential statutory lien claims (including the claims of the intervenors in the Adversary Proceeding, without regard to the validity of such claims) in the principal amount of approximately $54.2 million. To the extent the District Court’s Order is reversed on appeal, we have or will assert that we have viable defenses with respect to all of the claims of the statutory lien claimants or any other claim which seeks to avoid or disgorge any pre-petition or post-petition royalty payment which we received in respect of the Telemark or Gomez properties. In the event that the District Court’s Order is reversed on appeal, and to the extent we do not prevail on our defenses to the statutory lien claims or any other claim seeking to avoid or disgorge pre-petition or post-petition royalty payments, we contend that, pursuant to the terms of our transaction documents, we are entitled to include any amounts disgorged on account of any such claims into the unrecovered investment balance of our ORRIs. Moreover, to the extent we do not prevail on our defenses to any action brought by the holder of a statutory lien claim, we contend that we would be permitted to seek contribution from other ORRI and net profits interest holders with respect to any disgorged amounts.
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
In July 2017 and August 2017, the Company received $220,000 and $76,000, respectively, in monthly royalty payments from the Trustee related to October 2016 and November 2016 production. These production payments were reflected as interest income in the period received.
On August 17, 2017, the Trustee filed a motion to authorize a sale of certain assets including MC 941 and MC 942 to Statoil USA E&P, Inc., or Statoil, [Bankr. Dkt. No. 179] for $.5 million and the assumption of the decommissioning obligations related to those leases that were owed by Bennu Oil & Gas to the United States of America. The Court authorized the sale by order entered on September 14, 2017 [Bankr. Dkt. No. 187]. It is possible that Statoil will resume oil and gas production from one or more wells on the MC 941 and MC 942 leases. Statoil has requested we sign a division order confirming our proportional ownership of produced hydrocarbons. If production resumes, the Company expects that Statoil will distribute monthly royalty payments due under the ORRIs during the period that production occurs.
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

	Net Asset Value(1)	Price Range		Cash Distribution per Share(2)
		High	Low
Fiscal 2017
Fourth quarter	$2.37	$1.68	$1.05	$0.02
Third quarter	2.34	1.39	0.85	0.02
Second quarter	2.76	1.66	1.16	0.02
First quarter	3.02	1.95	1.43	0.02
Fiscal 2016
Fourth quarter	$3.99	$3.33	$1.65	$0.06
Third quarter	4.61	3.29	1.94	0.06
Second quarter	4.80	3.36	1.85	0.06
First quarter	4.85	4.25	2.51	0.06
_______________

(1)
We calculate net asset value per share as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high and low closing sales prices. We calculate net asset value per share based on outstanding shares at the end of each period.

(2)	Represents the distribution declared in the specified quarter.

The last reported price for our common stock on March 23, 2018 was $1.28 per share. On February 23, 2018, there were approximately 50 record holders (including Cede & Co.). On February 13, 2018, the most recent record date available, there were 4,185 beneficial holders (held in street name) of our common stock, according to our transfer agent.
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
The tax characteristics of distributions paid in 2017 represented $1.2 million from ordinary income, $1.1 million from return of capital and none from capital gains. For tax purposes, 100% of the $0.4 million distribution paid on January 9, 2018 was treated as arising in 2018.
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

Sale of Unregistered Securities
We did not engage in any sales of unregistered securities during the fiscal year ended December 31, 2017.

Stock Performance Graph
The following line graph compares the cumulative total return on an investment in our common stock against the cumulative total return of the Nasdaq Financial 100 Index, the Nasdaq Index and an index of peer companies (selected by us) for the five years ended December 31, 2017. The graph assumes that $100 was invested in our common stock and each index on December 31, 2011, and that dividends were reinvested. We selected the peer group in good faith and it consists of the following six business development companies: Gladstone Capital Corporation, Gladstone Investment Corporation, KCAP Financial, Inc., CM Finance LLC, THL Credit, Inc. and Stellus Capital Investment Corporation. Our peer group includes BDCs that generally invest in similar types of securities as we do, with market capitalizations between $100 million and $600 million and initial public offering dates in 2010 or earlier. The index of our peer companies index uses beginning of period market capitalization weighting. This historic stock price Performance Graph and the related textual information are not necessarily indicative of future performance.

Stock Performance Graph

250
200
150
100
50
0
Index Value
2012
2013
2014
2015
2016
2017
Period Ending
OHA Investment Corporation
NASDAQ Composite Index
NASDAQ 100-Financial Index
Peer Group

The stock performance graph and other information above shall not be deemed to be "soliciting material" or be "filed" with the Securities and Exchange Commission ("SEC") or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act, as amended.

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

	Year ended December 31,
	2017	2016	2015	2014	2013
	(In Thousands, Except Per Share Data and Other Data)
Income Statement Data
Total investment income	$10,272	$17,888	$22,049	$22,119	$27,912
Total operating expenses, net of incentive fee waiver(1)(4)	9,222	11,378	12,008	18,812	15,245
Net investment income, net of tax(1)(4)	1,028	6,503	9,969	3,198	12,576
Net realized capital loss on investments	(10,868)	(27,011)	(218)	(12,430)	(2,261)
Net unrealized appreciation (depreciation) on investments	(21,268)	(4,938)	(40,973)	(12,999)	(6,445)
Net increase (decrease) in net assets resulting from operations(1)(4)	$(31,108)	$(25,446)	$(31,222)	$(22,231)	$3,870
Per Share Data
Net investment income(1)(4)	$0.05	$0.32	$0.49	$0.16	$0.61
Net realized and unrealized gain (loss) on investments	(1.59)	(1.58)	(2.03)	(1.24)	(0.42)
Net increase (decrease) in net assets resulting from operations(1)(4)	$(1.54)	$(1.26)	$(1.54)	$(1.08)	$0.19
Dividends declared	$0.08	$0.24	$0.48	$0.64	$0.64
Net asset value per share	$2.37	$3.99	$5.49	$7.48	$9.20
Balance Sheet Data
Total investments	$84,924	$145,002	$209,707	$206,763	$257,371
Portfolio investments at fair value	64,930	105,005	174,710	176,163	211,371
Cash and cash equivalents	19,939	16,533	15,554	31,455	29,298
Total assets	106,148	162,898	228,477	242,175	292,623
Total debt(2)	36,000	40,500	72,000	52,000	53,000
Total net assets	47,771	80,493	110,780	154,164	188,552
Other Data
Weighted average yield on portfolio investments(3)	5.8%	8.1%	9.6%	9.2%	10.2%
Number of portfolio companies	16	14	17	15	16
Expense ratios (as a percentage of average net assets):
Interest expense and bank fees	6.5%	3.9%	2.4%	1.2%	1.7%
Management fees	3.1%	2.9%	2.1%	2.6%	2.9%
Incentive fees(4)	—%	0.3%	0.7%	—%	0.2%
Costs related to strategic alternatives review	—%	—%	—%	3.4%	0.3%
Other operating expenses including provision for income taxes	5.6%	4.4%	3.2%	3.5%	2.8%
Total operating expenses including provision for income taxes	15.3%	11.5%	8.4%	10.7%	7.9%
_______________

(1)
Includes $6.0 million and $0.6 million, or $0.29 and $0.03 per share, in 2014 and 2013, respectively, of costs related to our review of strategic alternatives. See Note 1 of Notes to Consolidated Financial Statements included elsewhere herein for further discussion.

(2)	Excludes amounts borrowed on a temporary basis to purchase U.S. Treasury Bills and unamortized debt issuance costs.

(3)	Calculated on the total cost of the investment portfolio, including non-yielding assets, as of the end of the period, based on amortized cost.

(4)	Incentive fees waived in 2017 were $89 thousand.

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
We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a BDC under the 1940 Act. For federal income tax purposes, we operate so as to be treated as a RIC, under Subchapter M of the Code. As a BDC and a RIC, we are required to comply with certain investment diversification and other regulatory requirements.
On September 30, 2014, our stockholders approved the appointment of OHA as our investment advisor, replacing NGP Investment Advisor, LP, which had been our investment advisor since our inception. In connection with this change in investment advisor, we changed our name from NGP Capital Resources Company, to OHA Investment Corporation. OHA is a registered investment adviser under the Advisers Act. OHA acts as our investment advisor and administrator pursuant to the Investment Advisory Agreement and the Administration Agreement.
The aggregate fair value of our investment portfolio at December 31, 2017 was $64.9 million, with such value comprised of 14 active portfolio investments. Under our previous investment advisor, we focused our investments primarily on small and mid-size companies engaged in the upstream sector of the energy industry, which includes businesses that find, develop and extract energy resources, including natural gas, crude oil and coal.
Part of OHA’s investment strategy has been to reduce our historical portfolio concentration in the energy industry and to diversify our portfolio with investments in debt securities of U.S. private and small public middle market companies across industry sectors. Since September 30, 2014, we have made a total of 18 new investments with a principal amount of $143.4 million (total cost of $139.4 million) and fully realized eight of these investments with a principal amount of $85.5 million.

Primarily as a result of these new investments, net of realizations, and write-downs of legacy energy investments, the exposure of our investment portfolio to the energy sector decreased to 13% at December 31, 2017. Subsequent to year end, on February 15, 2018, Talos Production, LLC, or Talos, redeemed our remaining position in its senior unsecured notes of $11.5 million at par, thus reducing our energy exposure to $0.
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
Portfolio and 2017 Investment Activity
In February 2017, Royal Holdings, Inc. or Royal, repaid part of its second lien term loan in the amount of $4.5 million. We recorded previously unamortized discount of $30,000 and a 1% call premium of $45,000 as additional interest income and other investment income, respectively, as a result of this repayment. In October 2017, Royal repaid its second lien term loan in the amount of $5.5 million. We recorded previously unamortized discount of $36,000 as additional interest income as a result of this prepayment. This $10.0 million investment was initiated in June 2015 and generated a gross internal rate of return of 9.6% and return on investment of 1.2x.
In March 2017, we purchased $10.0 million second lien term loan of Equinox Holdings, Inc., or Equinox, a leading operator of upscale fitness clubs and spas. The Equinox second lien term loan was purchased at a 0.75% discount to par, earns interest payable in cash at a rate of LIBOR+7.0% with a 1% floor and matures in September 2024. Subsequently in March 2017, we sold $3.0 million of the second lien term loan at an average price of 101.5% of par resulting in a realized capital gain of $68,000.
Also in March 2017, we sold $0.5 million of the second lien term loan of Berlin Packaging, LLC at a price of 101.0% of par, resulting in a realized capital gain of $23,000 or $0.00 per share.
In May 2017, Talos redeemed a portion of its senior unsecured notes in the amount of $0.5 million at par. In February 2018, our remaining position in Talos of $11.5 million was redeemed at par. This legacy energy investment was initiated in February 2013 and generated a gross internal rate of return of 9.95% and a return on investment of 1.30x.
In June 2017, we purchased $1.4 million second lien term loan of PAE Holding Corporation, or PAE, adding to our $5.5 million position that was previously acquired in November 2016. The $1.4 million PAE loan was purchased at a 1% discount to par and earns interest payable in cash at a rate of LIBOR+9.50% with a 1% floor and matures in October 2023.
In July 2017, we sold $8.0 million of the senior unsecured notes of TIBCO Software, Inc. at an average price of 110.38% of par, resulting in realized capital gains of $1.0 million or $0.05 per share.
Starting in July 2017, we purchased $3.0 million second lien term loan of DexKo Global, Inc., or DexKo, a global supplier of highly engineered running gear technology, chassis assemblies, and related components. The DexKo second lien term loan was purchased in a series of transactions at an average discount of 0.78% to par, earns interest payable in cash at a rate of LIBOR+8.25% with a 1% floor and matures in July 2025.
In August 2017, we purchased $1.3 million second lien term loan of Hayward Industries, Inc., or Hayward, a leading global manufacturer of residential and commercial pool equipment, automation and accessories. The Hayward second lien term loan was purchased at a 1.75% discount to par, earns interest payable in cash at a rate of LIBOR+8.25% and matures in August 2025.
In September 2017, we purchased $5.0 million of the senior unsecured notes of Avantor Performance Materials, Inc., or Avantor, a leading global provider of ultra-high purity materials and customized solutions for the biopharmaceutical, biomaterials, research, diagnostics, electronics, aerospace and defense industries. The Avantor senior unsecured notes were purchased at par, earns interest payable in cash at a rate of 9.0% per annum and matures in October 2025.
Also in September 2017, we purchased $1.4 million second lien term loan of Helix Acquisition Holdings, Inc., an affiliate of MW Industries, Inc., or MWI, a leading manufacturer of highly engineered, mission critical springs and fasteners for original equipment manufacturer and after-market applications serving a wide range of end-markets, including medical, heavy equipment, military and automotive. The MWI second lien term loan was purchased at 1.0% discount to par, earns interest payable in cash at a rate of LIBOR+ 8.00% and matures in September 2025.
In December 2017, Appriss Holdings, Inc. repaid its second lien term loan in the amount of $9.3 million. We recorded previously unamortized discount of $0.1 million as additional interest income as a result of this repayment. This investment was initiated in November 2014 and generated a gross internal rate of return of 10.9% and a return on investment of 1.26x.

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

	December 31, 2017			December 31, 2016
	Weighted Average Yields(1)			Weighted Average Yields(1)
		Percentage of Portfolio			Percentage of Portfolio
		Cost	Fair Value		Cost	Fair Value
Second lien debt	9.7%	19.1%	47.2%	9.5%	27.5%	34.2%
Subordinated debt	15.8%	25.2%	52.2%	15.2%	22.3%	32.1%
Limited term royalties	—%	—%	—%	5.3%	16.0%	—%
Redeemable preferred units	—%	—%	—%	5.8%	31.9%	31.3%
CLO residual interests (2)	13.5%	—%	0.3%	13.5%	0.9%	1.7%
Equity securities
Membership and partnership units	—%	1.6%	0.3%	—%	1.4%	0.7%
Total equity securities	—%	1.6%	0.3%	—%	1.4%	0.7%
Total portfolio investments	13.2%	100.0%	100.0%	9.7%	100.0%	100.0%

(1) Weighted average yield based on cost and excludes non-yielding assets. Yields are based on the most current interest rates in effect at the end of the period.
(2) Yields from investments in CLO residual interests represent the implied internal rate of return calculation expected from cash flows.
As of December 31, 2017 and December 31, 2016, the total fair value of our portfolio investments was $64.9 million and $105.0 million, respectively. Of those fair value totals, approximately $18.4 million, or 28.3%, as of December 31, 2017, and $60.9 million, or 58.0%, as of December 31, 2016, are determined using significant unobservable (i.e., Level 3) inputs.
Results of Operations
The following sections analyze our results of operations for the year ended December 31, 2017 compared to 2016 and for the year ended December 31, 2016 compared to 2015.
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

Investment Income	For the year ended December 31,
(in thousands)	2017	2016	2015

Interest income	$10,198	$13,382	$16,724
Dividend income	—	4,008	4,279
Royalty income, net of amortization	—	—	30
Other income	74	498	1,016
Total investment income	$10,272	$17,888	$22,049

For the year ended December 31, 2017 total investment income was $10.3 million, a 43% decrease from $17.9 million for the year ended December 31, 2016. The decrease of $7.6 million was primarily due to Castex Energy 2005, LP which was placed on non-accrual status in January 2017, lower average portfolio loan balances from December 31, 2016 to December 31, 2017, and a decrease in non-recurring fee income of $0.4 million.
For the year ended December 31, 2016 total investment income was $17.9 million, a 19% decrease from $22.0 million for the year ended December 31, 2015 as a result of lower average portfolio loan balances from December 31, 2015 to December 31, 2016 and a decrease in non-recurring fee income of $0.5 million.

Operating Expenses

Operating expenses include our allocable portion of operating expenses incurred on our behalf by our investment advisor and our administrator. Other general and administrative expenses include our allocated share of employee, facilities, and stockholder services incurred by our administrator. The table below summarizes the components of our operating expenses.

Operating Expenses	For the year ended December 31,
(in thousands)	2017	2016	2015

Interest expense and bank fees	$3,926	$3,819	$3,480
Management fees	1,932	2,939	3,034
Incentive fees	89	281	969
Professional fees	1,679	2,442	2,126
Other general and administrative expenses	1,440	1,652	2,154
Directors fees	245	245	245
Operating expenses before incentive fee waiver	9,311	11,378	12,008
Incentive fee waiver	(89)	—	—
Total operating expenses, net of incentive fee waiver	$9,222	$11,378	$12,008
For the year ended December 31, 2017, total operating expenses decreased by 18.9% to $9.2 million from $11.4 million for the year ended December 31, 2016 primarily due to lower professional fees, base management fees, and waived incentive fees partially offset by higher interest expense and bank fees.
Interest expense and bank fees increased by 2.8% to $3.9 million for the year ended December 31, 2017 from $3.8 million compared to prior year largely due to higher interest rates on the Credit Facility. Management fees decreased by 34.3% to $1.9 million from $2.9 million due to lower average asset base subject to the base management fee during 2017. Other general and administrative expenses decreased by 12.8% to $1.4 million from $1.7 million primarily due to a decrease in travel related costs and other employee related expenses in 2017. Additionally, incentive fees of $89,000 were waived for 2017. On November 10, 2017, we entered into an Incentive Fee Waiver Agreement with OHA whereby OHA agreed to waive any incentive fees earned relating to fiscal years 2017 and 2018. Under the Incentive Fee Waiver Agreement, any capital gains fees that would have been earned and accrued during 2017 and 2018, which under our investment advisory agreement would not have been paid until 2018 and 2019, respectively, will be waived.
For the year ended December 31, 2016, total operating expenses decreased by 5.2% to $11.4 million from $12.0 million for the year ended December 31, 2015 primarily due to lower general and administrative expenses, base management and incentive fees partially offset by higher interest expense and bank fees. Interest expense and bank fees increased by 9.7% to $3.8 million for the year ended December 31, 2016 from $3.5 million compared to prior year largely due to higher rates on the Credit Facility compared to the previous investment facility and an increase in the weighted average debt amount outstanding of $3.8 million. Management and incentive fees decreased by 19.6% to $3.2 million from $4.0 million due to lower incentives fees incurred in 2016 and lower average asset base subject to the base management fee during 2016. Other general and administrative expenses decreased by 23.3% to $1.7 million from $2.2 million primarily due to a decrease in employee related expenses in 2016 and settlement costs related to our ATP legal proceedings in 2015 which was offset by a credit applied to our 2015 expenses in excess of the cap under the Investment and Advisory Agreement.
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

Net Investment Income

Net Investment Income	For the year ended December 31,
(in thousands, except per share data)	2017	2016	2015

Net investment income	$1,028	$6,503	$9,969
Net investment income per common share	0.05	0.32	0.49
For the year ended December 31, 2017 net investment income decreased $5.5 million due to the $7.6 million decrease in investment income and the $2.2 million decrease in total operating expenses. Net investment income for the year ended December 31, 2017 was $1.0 million compared to net investment income of $6.5 million during the year ended December 31, 2016.
For the year ended December 31, 2016, net investment income decreased $3.5 million due to the $4.2 million decrease in total investment income and the $0.6 million decrease in total operating expenses. Net investment income for the year ended December 31, 2016 was $6.5 million compared to net investment income of $10.0 million for the year ended December 31, 2015.

Net Realized Gains and Losses

Net realized gains and losses is the difference between the net proceeds received from dispositions of portfolio investments and their stated costs. Realized losses may also be recorded in connection with our determination that certain investments are considered worthless securities and/or meet the conditions for loss recognition per the applicable tax rules.

Net Realized Capital Gains and Losses	For the year ended December 31,
(in thousands, except per share data)	2017	2016	2015

Net realized capital gains and losses	$(11,563)	$(26,949)	$(218)
Benefit (provision) for taxes on realized losses	695	(62)	—
Total net realized capital losses on investments	$(10,868)	$(27,011)	$(218)
Net realized capital losses per common share	(0.54)	(1.34)	(0.01)
For the year ended December 31, 2017, we recognized net realized capital losses totaling $10.9 million, which consisted of of a $12.7 million in realized capital loss related to the write-off of our investment in Shoreline Energy, LLC. Realized capital losses in 2017 were partially offset by a $1.0 million realized capital gain related to the partial sale of our investment in TIBCO senior unsecured notes. Additionally in 2017, we recognized a tax benefit of $0.7 million related to the repeal of the corporate alternative minimum tax (AMT) under the Tax Cuts and Jobs Act. Under the Tax Cuts and Jobs Act, AMT credits are fully refundable by 2022. The $0.7 million of AMT credits were generated between the years 2008 and 2012 related to the realized losses of certain portfolio investments, $0.5 million of the AMT credit was related to write-off of BioEnergy Holding, LLC in 2012. Prior to the Tax Cuts and Jobs Act, we had a full valuation allowance against these AMT credits.
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

Net Unrealized Appreciation (Depreciation) on Investments	For the year ended December 31,
(in thousands, except per share data)	2017	2016	2015

Control investments	$—	$27,608	$(5,222)
Affiliate investments	(2,510)	(2,820)	802
Non-affiliate investments	(18,758)	(29,726)	(36,553)
Benefit (provision) for taxes on unrealized appreciation (depreciation) on investments	—	—	—
Net unrealized appreciation (depreciation) on investments	$(21,268)	$(4,938)	$(40,973)
Net unrealized appreciation (depreciation) on investments per common share	(1.05)	(0.24)	(2.02)
Control Investments
For the year ended December 31, 2017, we had no unrealized gains on control investments. In 2016, the increase in net unrealized gains on our control investments was due to the reversal of unrealized depreciation, due to realizations, on our investments in Contour and Spirit of $10.6 million and $17.0 million, respectively. In 2015, the increase in net unrealized depreciation on our control investments was primarily due to a decrease in the fair value of our Contour and Spirit investments of $4.3 million and $0.9 million, respectively.
Affiliate Investments
For the year ended December 31, 2017, the decrease in net unrealized depreciation on our affiliate investments was attributable to a $1.0 million increase in the fair value of our investments in OCI. In 2016, the increase in net unrealized depreciation on our affiliate investments was attributable to a decrease in the fair value of our investments in OCI of $2.8 million. In 2015, the increase in net unrealized appreciation on our affiliate investments was attributable to an increase in the fair value of our investments in OCI of $0.8 million.
Non-Affiliate Investments
For the year ended December 31, 2017, the decrease in net unrealized depreciation on our non-affiliate investments was primarily due to the $33.5 million decrease of our investment in Castex. This decrease was offset by increases in net unrealized depreciation on our non-affiliate investments from the reversal of unrealized depreciation due to the realization on our investment in Shoreline Energy, LLC in the amount of $12.7 million and the increase in the fair value of our investment in Talos Production, LLC of $2.0 million.
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
For the year ended December 31, 2015 the increase in net unrealized depreciation on our non-affiliate investments was primarily due to a decrease in the fair value of our investments in ATP of $12.8 million, Castex of $12.2 million, Talos of $5.8 million, Shoreline Energy, LLC of $2.5 million, TIBCO Software, Inc. of $1.3 million, KOVA of $1.1 million, and other investments of $1.8 million. These decreases were partially offset by increase in the fair value of some of our investments in portfolio companies and the reversal of net unrealized losses due to realization of $0.9 million.

Net Increase or Decrease in Net Assets Resulting from Operations
The table below summarizes the components of our net increase or decrease in net assets resulting from operations.

Net Increase (Decrease) in Net Assets Resulting from Operations	For the year ended December 31,
(in thousands, except per share data)	2017	2016	2015

Net increase (decrease) in net assets resulting from operations	$(31,108)	$(25,446)	$(31,222)
Net increase (decrease) in net assets resulting from operations per common share	(1.54)	(1.26)	(1.54)
For the year ended December 31, 2017, the net decrease in net assets resulting from operations compared to the year ended December 31, 2016 is attributable to the $5.5 million decrease in net investment income, $16.3 million increase in unrealized depreciation on our investments, partially offset by a $16.1 million decrease in realized losses. The increase in unrealized depreciation is attributable a write-down of our investment in Castex, partially offset by the reversal of unrealized depreciation due to realizations related to our investments in Contour and Spirit.
For the year ended December 31, 2016, the net increase in net assets resulting from operations compared to the year ended December 31, 2015 is primarily attributable to the $36.0 million increase in unrealized gains on our investments attributable to reversal of unrealized depreciation, due to realizations, partially offset by an increase in realized losses of $26.8 million and the $3.5 million increase in net investment income, all of which are described above.

Financial Condition, Liquidity and Capital Resources
We expect to fund our investments and our operations in 2018 from available cash, proceeds from realizations of existing investments and from borrowings under the Credit Facility. In the future, we may also fund a portion of our investments with issuances of equity or senior debt securities. We expect our primary use of funds to be investments in portfolio companies, cash distributions to holders of our common stock and payment of fees, debt service, and other operating expenses.
Cash Flows
At December 31, 2017 and December 31, 2016, we had cash and cash equivalents totaling $19.9 million and $16.5 million, respectively.
For the year ended December 31, 2017, we experienced a net increase in cash and cash equivalents in the amount of $3.4 million. During that period, our operating activities attributed $29.9 million in cash, consisting primarily of proceeds from redemption of investments in portfolio securities of $33.5 million and net proceeds from redemptions of U.S. Treasury Bills of $20.0 million, partially offset by purchases of new investments in portfolio securities of $21.9 million. In addition, financing activities used cash of $26.5 million primarily related to net outstanding under our repurchase agreement of $19.6 million, repayments under our Credit Facility of $4.5 million, cash distributions paid to our stockholders in the amount of $2.4 million.
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
For the year ended December 31, 2015, we experienced a net decrease in cash and cash equivalents in the amount of $15.9 million. During that period, our operating activities used $27.2 million in cash, consisting primarily of new purchases in new investments in portfolio securities of $74.4 million, partially offset proceeds from redemption of investments in portfolio securities of $38.0 million. In addition, financing activities provided cash of $11.3 million, consisting of our net outstanding under our repurchase agreement of $34.3 million in connection with the purchase of our investment in U.S. Treasury Bills, partially offset by our net borrowings under our Investment Facility of $10.0 million and cash distributions paid to our stockholders in the amount of $10.6 million.
Distributions to Stockholders
For the year ended December 31, 2017, we paid cash distributions totaling $2.4 million, or $0.12 per share, to our common stockholders compared to $6.1 million, or $0.30 per share, during 2016 and $10.6 million, or $0.52 per share, during 2015. In December 2017, we declared a fourth quarter dividend totaling $0.4 million, or $0.02 per share, which was paid in January 2018. We currently intend to continue to distribute, out of assets legally available for distribution and as determined by our Board of Directors, in the form of quarterly distributions, a minimum of 90% of our annual investment company taxable income to our stockholders.
In March 2015, our Board of Directors authorized us to repurchase up to the remaining $2.4 million available to be repurchased under a previously approved stock repurchase plan, which was completed in the third quarter of 2015. See Note 8 to our consolidated financial statements.
Credit Facility

We are party to the Credit Agreement, which replaced our prior Third Amended and Restated Revolving Credit Agreement as amended with SunTrust Bank, as administrative agent (the "Investment Facility"). The initial amount we could borrow under the Credit Facility was $56.5 million and had a a maturity date of March 9, 2018, with an option to extend for a six-month period, subject to certain conditions. The initial proceeds of $40.5 million from the Credit Facility were used to pay off the $38.5 million outstanding balance on the Investment Facility, pay transaction expenses and provide balance sheet cash. The remaining $16.0 million consists of a delayed draw term loan, which is committed for one year, and is available to us to grow our investment portfolio and operate our business.
As of December 31, 2017, the total amount outstanding under the Credit Facility was $36.0 million with $0.0 million available to draw. The total amount outstanding on the Credit Facility is shown net of unamortized debt issuance costs of $0.2 million on our Consolidated Balance Sheet as of December 31, 2017. Substantially all of our assets, except our investments in U.S. Treasury Bills, are pledged as collateral for the obligations under the Credit Facility. The Credit Facility bears an interest rate of Adjusted LIBOR plus 5.35% for Eurodollar Loans, subject to a 1% LIBOR floor, and Base Rate plus 4.35% for Base Rate Loans. As of December 31, 2017 the interest rate on our outstanding balance of $36.0 million was 6.71%.
On November 10, 2017, we entered into an amendment to the Credit Facility whereby we agreed to make a voluntary principal prepayment in the amount of $4.5 million, reducing the total principal amount outstanding to $36.0 million, and the lenders agreed not to test certain covenants at certain determination dates.
On February 2, 2018, we exercised the option to extend the Credit Facility to September 9, 2018, as permitted in our existing Credit Agreement.
The Credit Facility contains affirmative and reporting covenants and certain financial ratio and restrictive covenants. We have complied with these covenants from the date of the new Credit Agreement through December 31, 2017, and had no existing defaults or events of default under the Credit Facility. The financial covenants, with terms as defined in the Credit Agreement, are:

•	maintain a Debt to Tangible Net Worth Ratio of not more than 0.80:1.00, as determined on the last day of the calendar month,

•	maintain at all times a minimum liquidity in the form of Cash or Cash Equivalents of at least $1.0 million,

•	maintain a Debt to Fair Market Value Ratio of not more than 0.50:1.00 at any time, and

•
maintain the Fair Market Value of Liquid Portfolio Investments as a percentage of outstanding aggregate principal balance to not be less than 80% through March 9, 2017, 90% through September 9, 2017 and 100% through September 9, 2018.

Investment Facility
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
Treasury Facility
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
Repurchase Agreements
At the end of each quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which includes purchasing U.S. Treasury Bills, by utilizing repurchase agreements on a temporary basis. On December 26, 2017, we purchased $20.0 million of U.S. Treasury Bills and contemporaneously entered into a $19.6 million repurchase arrangement with a global financial institution to finance such purchase. Under the repurchase arrangement, we transferred $20.0 million of U.S. Treasury Bills and $0.4 million of cash as collateral under the repurchase agreement. We repaid the $19.6 million borrowed under the repurchase agreement, and was returned the $0.4 million cash collateral, net of a $8 thousand financing fee, upon maturity of the U.S. Treasury Bills on January 4, 2018. We account for the transfer of the U.S. Treasury Bills under the repurchase agreement as a secured borrowing in accordance with GAAP. As a result, the U.S. Treasury Bills are recorded on our books as investments in U.S. Treasury Bills, and the amount outstanding under the repurchase agreement is recorded as short-term debt at December 31, 2017.
On December 27, 2016, we purchased $40.0 million of U.S. Treasury Bills and contemporaneously entered into a $39.2 million repurchase arrangement with a global financial institution to finance such purchase. Under the repurchase arrangement, we transferred $40.0 million of U.S. Treasury Bills and $0.8 million of cash as collateral under the repurchase agreement. We repaid the amount borrowed under the repurchase agreement, and was returned the $0.8 million cash collateral, net of a $10 thousand financing fee, upon maturity of the U.S. Treasury Bills on January 5, 2017. We account for the transfer of the U.S. Treasury Bills under the repurchase agreement as a secured borrowing in accordance with GAAP. As a result, the U.S. Treasury Bills are recorded on our books as investments in U.S. Treasury Bills, and the amount outstanding under the repurchase agreement is recorded as short-term debt at December 31, 2016.

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

The tax characteristics of distributions paid in 2017 represented $1.2 million from ordinary income, $1.1 million from return of capital and none from capital gains. For tax purposes, 100% of the $0.4 million distribution paid on January 9, 2018 was treated as arising in 2018.
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
As of January 9, 2018, the date of our most recent dividend payment, holders of approximately 89,000 shares, or approximately 0.4% of the 20,172,392 outstanding shares, were participants in the DRIP plan. During 2017, we declared dividends totaling $0.08 per common share. During 2016, we declared dividends totaling $0.24 per common share.
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
Portfolio Credit Quality

At December 31, 2017, a significant portion of our portfolio investments were being negotiated, and often illiquid, securities of middle market businesses. As of December 31, 2017, we had certain investments related to two portfolio companies on non-accrual status with an aggregate cost and fair value of $84.2 million and $0.0 million, respectively. Our investment in Castex was placed on non-accural during the first quarter of 2017. Effective July 1, 2015, Bennu was placed on non-accrual status based on estimated future production payments and income is recognized to the extent cash received. Our investment in Shoreline was placed on non-accrual status during the first quarter of 2016 and subsequently written off in the 2nd quarter of 2017. Our portfolio investments at fair value were approximately 41.7% and 60.2% of the related cost basis as of December 31, 2017 and December 31, 2016, respectively.

Non-accruing and non-income producing investments	December 31, 2017		December 31, 2016
(in thousands)	Cost	Fair Value	Cost	Fair Value

Non-accruing investments
ATP Oil & Gas Corporation/Bennu Oil & Gas, LLC (non-accrual cash basis July 2015)	$27,845	$—	$27,845	$—
Castex Energy 2005, LP (non-accrual January 2017)	56,315	—	—	—
Shoreline Energy, LLC (non-accrual January 2016)	—	—	12,659	—
Total non-accruing investments	$84,160	$—	$40,504	$—

Non-income producing investments
OHA/OCI Investments, LLC Class A Units	$2,500	$164	$2,500	$686
Total non-income producing investments	$2,500	$164	$2,500	$686
Total non-accruing and non-income producing investments	$86,660	$164	$43,004	$686

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

We account for all of the assets in our investment portfolio at fair value, following the provisions ASC 820. ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements.

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

•
Third Party Valuation Activity. We may, at our discretion, retain an independent valuation firm to review any or all of the valuation analyses and fair value recommendations provided by the investment team of our investment advisor. Since December 31, 2014, our general practice is that we have an independent valuation firm review all Level 3 investments (those whose value is determined using significant unobservable inputs) with recommended fair values in excess of $10 million on a quarterly basis, and review all Level 3 investments with recommended fair values greater than zero at least annually to provide positive assurance on our valuations. With respect to our valuations as of December 31, 2017 and 2016, an independent valuation firm reviewed and assisted in valuations representing 28% and 56%, respectively, of the total fair value of our portfolio investments.

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
The methodologies for determining asset valuations include estimates based on: the liquidation or sale value of a portfolio company’s assets, the discounted value of expected future net cash flows from the assets and third party valuations of a portfolio company’s assets, such as asset appraisal reports. The investment team of our investment advisor considers some or all of the above valuation methods to determine the estimated asset value of a portfolio company.
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

We recorded net PIK interest income of $3.5 million, $1.0 million, and $1.4 million in 2017, 2016 and 2015, respectively. We recorded PIK dividend income of $0.7 million, $4.4 million, and $1.3 million in 2017, 2016 and 2015, respectively from our investment in Castex Energy 2005, LP.
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
Contractual Obligations and Off-Balance Sheet Arrangements

The following table summarizes our contractual payment obligations at December 31, 2017 (in thousands):

Credit facilities(1)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Credit Facility	$36,000	$36,000	$—	$—	$—
Repurchase Agreement(2)	19,592	19,592	—	—	—
Total	$55,592	$55,592	$—	$—	$—
(1) Excludes accrued interest amounts.
(2) Amount outstanding under the Repurchase Agreement was repaid on January 4, 2018.
From time to time we could have unused commitments to extend credit to our portfolio companies. Generally, these commitments have fixed expiration dates, and we do not expect to fund the entire amounts before they expire. Therefore, these commitment amounts do not necessarily represent future cash requirements, and we do not report the unused portions of these commitments on our Consolidated Balance Sheets. We did not have any unused credit commitments as of December 31, 2017 and December 31, 2016.

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
Historically, we have concentrated our investments in the securities of companies that operate in the energy industry. This industry is replete with risks that may affect individual companies or may systemically affect the portion of the energy-related investment portfolio. The revenues, income or losses, cash flow available for debt service or distribution, and valuations of energy companies can be significantly impacted by any one or more of the following factors: commodity pricing risk, regulatory risk, production risk, demand risk, depletion and exploration risk, weather risk, operational risk, competition risk, valuation risk, financing risk and climate change. Through our credit risk management process, we endeavor to mitigate and manage these risks as they relate to individual portfolio companies and, by extension, to our entire portfolio of investments.

However, we cannot be assured that our investment advisor’s efforts to mitigate and manage credit risk and the risks associated with the energy industry will successfully insulate us from any and all losses, either at the level of individual portfolio companies or, more broadly, for our entire energy-related investment portfolio.
We primarily invest in illiquid debt and other securities of small and mid-sized private companies. In some cases these investments include additional equity components. Our investments may have no established trading market or are generally subject to restrictions on resale. The illiquidity of our investments may adversely affect our ability to dispose of debt and equity securities at times when it may be otherwise advantageous for us to liquidate such investments (for example, for management of the various diversification requirements we are subject to as a BDC and as a RIC, or for management of liquidity or credit risk). The proceeds realized from such liquidation would likely be significantly less than the long-term value of the liquidated investments.
We use borrowings to supplement our equity capital to finance our investing activities. These borrowings rank senior in our capital structure to interests of our stockholders and, thus, have a senior claim on earnings and cash flows generated by our investment portfolio. To the extent that we are able to invest borrowed money at rates in excess of the cost of borrowing, we will generate greater returns on our equity capital than would have been the case without leverage. However, if we have losses in our investment portfolio, we must first service or repay the borrowings. This would potentially subject our stockholders to the risk of greater loss than would have been the case without leverage. Elaboration of the risks associated with the issue of senior securities is provided in “Item 1A. Risk Factors.”
Another facet of utilizing borrowed money to make investments is that our net investment income is dependent upon the difference, or spread, between the rate at which we borrow funds and the interest rate or effective yield at which we invest those funds. Our Credit Facility bears a variable interest rate with a 1% one-month LIBOR interest rate floor, so any increase in interest rates above 1% will increase the cost of our borrowed funds. As of December 31, 2017 and 2016, excluding investments in U.S. Treasury Bills, approximately 25% and 50%, respectively, of our portfolio investments at fair value in our portfolio were at fixed rates, while approximately 75% and 50%, respectively, were at variable rates, generally with an interest rate floor. Thus, interest income from our portfolio investments will increase at a slower rate than the cost of our borrowed funds with an increase in interest rates until the interest rate floor are met, if at all. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act.
Assuming that our consolidated balance sheet as of December 31, 2017 were to remain constant and that no actions were taken to alter our current interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase/(decrease) in interest income	Increase/(decrease) in interest expense	Net increase/(decrease) in net investment income
Down 25 basis points	$(671)	$(400)	$(271)
Up 50 basis points	1,052	670	382
Up 100 basis points	1,308	850	458
Up 150 basis points	1,563	1,030	533
Up 200 basis points	1,819	1,210	609
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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of OHA Investment Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of OHA Investment Corporation (the Company), including the schedules of investments, as of December 31, 2017 and 2016, the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 26, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2017 and 2016, by correspondence with the custodian and brokers. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2012.
Dallas, Texas
March 26, 2018

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of OHA Investment Corporation

Opinion on Internal Control over Financial Reporting
We have audited OHA Investment Corporation’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, OHA Investment Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company, including the schedules of investments as of December 31, 2017 and 2016, the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a), Schedule 12-14 Schedule of Investments and Advances to Affiliates and our report dated March 26, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
Dallas, Texas
March 26, 2018

OHA INVESTMENT CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2017	December 31, 2016
Assets
Investments in portfolio securities at fair value
Affiliate investments (cost: $23,263 and $19,724, respectively)	$18,179	$17,150
Non-affiliate investments (cost: $132,429 and $154,772, respectively)	46,751	87,855
Total portfolio investments (cost: $155,692 and $174,496, respectively)	64,930	105,005
Investments in U.S. Treasury Bills at fair value (cost: $19,994 and $39,997, respectively)	19,994	39,997
Total investments	84,924	145,002
Cash and cash equivalents	19,939	16,533
Accounts receivable and other current assets	—	33
Interest receivable	632	1,313
Other prepaid assets	21	17
Deferred tax asset (Note 6)	632	—
Total other assets	21,224	17,896
Total assets	$106,148	$162,898

Liabilities
Current liabilities
Distributions payable	$403	$1,210
Accounts payable and accrued expenses	1,585	1,999
Due to affiliate (Note 5)	562	220
Management and incentive fees payable (Note 5)	426	635
Income taxes payable	24	28
Repurchase agreement	19,592	39,200
Short-term debt, net of debt issuance cost of $215 and $0, respectively	35,785	—
Total current liabilities	58,377	43,292
Long-term debt, net of debt issuance costs of $0 and $1,387, respectively	—	39,113
Total liabilities	58,377	82,405
Commitments and contingencies (Note 7)
Net assets
Common stock, $.001 par value, 250,000,000 shares authorized; 20,172,392 and 20,172,392 shares issued and outstanding, respectively	20	20
Paid-in capital in excess of par	234,553	235,703
Undistributed net investment loss	(2,113)	(2,873)
Undistributed net realized capital loss	(97,043)	(85,979)
Net unrealized depreciation on investments	(87,646)	(66,378)
Total net assets	47,771	80,493
Total liabilities and net assets	$106,148	$162,898
Net asset value per share	$2.37	$3.99

(See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the year ended December 31,
	2017	2016	2015
Investment income:
Interest income:
Affiliate investments	$444	$1,903	$1,986
Payment-in-kind interest income from affiliate investments	3,476	1,020	611
Non-affiliate investments	6,278	10,444	13,333
Payment-in-kind interest income from non-affiliate investments	—	15	794
Dividend income:
Non-affiliate investments	—	—	1,714
Payment-in-kind dividend income from non-affiliate investments	—	4,008	2,565
Royalty income, net of amortization:
Control investments	—	—	30
Other income	74	498	1,016
Total investment income	10,272	17,888	22,049
Operating expenses:
Interest expense and bank fees	3,926	3,819	3,480
Management fees (Note 5)	1,932	2,939	3,034
Incentive fees (Note 5)	89	281	969
Professional fees, net of legal fees of $0, $0 and $454, respectively, related to ATP bankruptcy (Note 7)	1,679	2,442	2,126
Other general and administrative expenses	1,440	1,652	2,154
Directors fees	245	245	245
Operating expenses before incentive fee waiver	9,311	11,378	12,008
Incentive fee waiver (Note 5)	(89)	—	—
Total operating expenses, net of incentive fee waiver	9,222	11,378	12,008
Income tax provision, net	22	7	72
Net investment income	1,028	6,503	9,969
Realized and unrealized gain (loss) on investments:
Net realized capital gain (loss) on investments
Control investments	—	(27,172)	232
Non-affiliate investments	(11,563)	223	(450)
Benefit (provision) for taxes on realized gain (loss)	695	(62)	—
Total net realized capital gain (loss) on investments	(10,868)	(27,011)	(218)
Net unrealized appreciation (depreciation) on investments
Control investments	—	27,608	(5,222)
Affiliate investments	(2,510)	(2,820)	802
Non-affiliate investments	(18,758)	(29,726)	(36,553)
Total net unrealized appreciation (depreciation) on investments	(21,268)	(4,938)	(40,973)
Net decrease in net assets resulting from operations	$(31,108)	$(25,446)	$(31,222)
Net decrease in net assets resulting from operations per common share	$(1.54)	$(1.26)	$(1.54)

Distributions declared per common share	$0.08	$0.24	$0.48
Weighted average shares outstanding - basic and diluted	20,172	20,172	20,322
(See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(in thousands, except per share data)

	For the year ended December 31,
	2017	2016	2015
Increase (decrease) in net assets from operations
Net investment income	$1,028	$6,503	$9,969
Net realized capital loss on investments	(10,868)	(27,011)	(218)
Net unrealized depreciation on investments	(21,268)	(4,938)	(40,973)
Net decrease in net assets resulting from operations	(31,108)	(25,446)	(31,222)
Distributions to common stockholders
Distributions from net investment income	(469)	(4,841)	(9,736)
Return of capital	(1,145)	—	—
Net decrease in net assets from distributions	(1,614)	(4,841)	(9,736)
Capital transactions
Acquisition of common stock under repurchase plan	—	—	(2,426)
Issuance of common stock to affiliate	—	—	—
Net increase (decrease) in net assets from capital transactions	—	—	(2,426)
Net decrease in net assets	(32,722)	(30,287)	(43,384)
Net assets, beginning of period	80,493	110,780	154,164
Net assets, end of period	$47,771	$80,493	$110,780
Net asset value per common share at end of period	$2.37	$3.99	$5.49
Common shares outstanding at end of period	20,172	20,172	20,172

(See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the year ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net decrease in net assets resulting from operations	$(31,108)	$(25,446)	$(31,222)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash provided by (used in) operating activities:
Payment-in-kind interest and dividend	(4,128)	(5,432)	(2,669)
Net amortization of premiums, discounts and fees	(204)	(472)	(636)
Net realized capital loss on investments	11,563	26,949	218
Net unrealized depreciation on investments	21,268	4,938	40,973
Purchase of investments in portfolio securities	(21,941)	(7,091)	(74,423)
Proceeds from redemption of investments in portfolio securities	33,517	50,813	37,990
Purchase of investments in U.S. Treasury Bills	(140,000)	(130,000)	(142,801)
Proceeds from redemption of investments in U.S. Treasury Bills	160,003	125,000	138,404
Amortization of debt issuance costs on Credit Facility	1,172	362	—
Effects of changes in operating assets and liabilities:
Accounts receivable and other current assets	33	484	(201)
Interest receivable	681	935	(158)
Other prepaid assets	(4)	434	1,100
Payables and accrued expenses	(627)	(867)	1,046
Deferred tax asset	(632)	—	—
Due to broker	—	(5,226)	5,226
Due to affiliate	342	(1)	(8)
Net cash provided by (used in) operating activities	29,935	35,380	(27,161)
Cash flows from financing activities:
Borrowings under revolving credit facilities	—	49,000	160,500
Borrowings under repurchase agreement	137,185	127,400	84,300
Debt issuance costs paid	—	(1,749)	—
Repayments on credit facilities	(4,500)	(80,500)	(170,500)
Repayments on repurchase agreement	(156,793)	(122,500)	(50,000)
Acquisition of common stock under repurchase plan	—	—	(2,426)
Distributions to stockholders	(2,421)	(6,052)	(10,614)
Net cash provided by (used in) financing activities	(26,529)	(34,401)	11,260
Net increase (decrease) in cash and cash equivalents	3,406	979	(15,901)
Cash and cash equivalents, beginning of period	16,533	15,554	31,455
Cash and cash equivalents, end of period	$19,939	$16,533	$15,554

Supplemental Disclosures:
Cash paid for interest	$2,665	$2,854	$2,123
Net cash paid (received) for taxes (refunds)	$(67)	$150	$110

(See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2017
(in thousands, except share amounts and percentages)

Portfolio Company	Industry Segment	Investment(1)	Principal	Cost	Fair Value(2)

Affiliate Investments - (5% to 25% owned)
OCI Holdings, LLC	Home Health Services	Subordinated Note (LIBOR+ 12.0% cash with a 1.0% floor plus 3.0% PIK)(7), 20.56%, due 8/15/2018	$20,806	$20,763	$18,015
OCI Holdings, LLC	Home Health Services	100% of Class A Units in OHA/OCI Investments, LLC representing 20.8% diluted ownership of OCI Holdings, LLC(11)		2,500	164
Subtotal Affiliate Investments - (5% to 25% owned)				$23,263	$18,179

Non-affiliate Investments - (Less than 5% owned)
Talos Production, LLC	Oil & Natural Gas Production and Development	Senior Unsecured Notes, 9.75%, due 2/15/2018(3)	$11,536	$11,534	$8,652
Equinox Holdings, Inc.	Leisure Goods, Activities, Movies	Second Lien Term Loan (LIBOR+7.0% with a 1.0% floor), 8.57%, due 9/6/2024(3)	7,000	6,951	7,245
PAE Holding Corporation	Aerospace and Defense	Second Lien Term Loan (LIBOR+9.50% with a 1.0% floor), 11.12%, due 10/20/2023(3)	6,888	6,729	6,931
Berlin Packaging	Packaging	Second Lien Term Loan (LIBOR+6.75% with a 1.0% floor), 8.12%, due 10/1/2022(3)	6,705	6,447	6,780
Avantor Performance Materials, Inc.	Chemicals	Senior Unsecured Notes, 9.0%, due 10/1/2025(3)	5,000	5,000	4,925
WASH Multifamily Acquisition, Inc.	Industrials - Laundry Equipment	Second Lien Term Loan (LIBOR+7.0% with a 1.0% floor), 8.57%, due 5/14/2023(3)	3,404	3,385	3,387
DexKo Global, Inc.	Automotive	Second Lien Term Loan (LIBOR+8.25% with a 1.0% floor), 9.94%, due 7/24/2025(3)	3,000	2,977	3,038
TIBCO Software, Inc.	Software	Senior Unsecured Notes, 11.38%, due 12/1/2021(3)	2,100	1,968	2,286
MW Industries, Inc. (Helix Acquisition)	Industrials	Second Lien Term Loan (LIBOR+8.0%), 9.69%, due 9/27/2025(3)	1,400	1,386	1,409
Hayward Industries, Inc.	Consumer Goods	Second Lien Term Loan (LIBOR+8.25%), 9.82%, due 8/4/2025(3)	1,302	1,280	1,296
Coinamatic Canada, Inc.(5)	Industrials - Laundry Equipment	Second Lien Term Loan (LIBOR+7.0% with a 1.0% floor), 8.57%, due 5/14/2023(3)	596	593	593

OHA INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - Continued
December 31, 2017
(in thousands, except share amounts and percentages)

Portfolio Company	Industry Segment	Investment(1)	Principal	Cost	Fair Value(2)

Non-affiliate Investments - (Less than 5% owned) - Continued
Gramercy Park CLO Ltd.(5)	Financial Services	Subordinated Notes, Residual Interest, 13.46% based on cost, due 7/17/2023	$9,000	$19	$209
Castex Energy 2005, LP	Oil & Natural Gas Production and Development	Redeemable Preferred LP Units (current pay 8.0% cash or 10.0% PIK)(6)(8)	62,529	56,315	—
ATP Oil & Gas Corporation/Bennu Oil & Gas, LLC	Oil & Natural Gas Production and Development	Limited Term Royalty Interest (notional rate of 13.2%)(9)	—	27,845	—
Globe BG, LLC	Coal Production	Contingent earn-out related to July 2011 sale of royalty interests in Alden Resources, LLC(10)	—	—	—
Subtotal Non-affiliate Investments - (Less than 5% owned)				$132,429	$46,751
Subtotal Portfolio Investments (76.5% of total investments)				$155,692	$64,930

GOVERNMENT SECURITIES
U.S. Treasury Bills(4)			$20,000	$19,994	$19,994
Subtotal Government Securities (23.5% of total investments)				$19,994	$19,994

TOTAL INVESTMENTS				$175,686	$84,924

NOTES TO CONSOLIDATED SCHEDULE OF INVESTMENTS

(1)
We pledged all of our portfolio investments, except our investments in U.S. Treasury Bills, as collateral for obligations under our Credit Facility. See Note 3 of Notes to Consolidated Financial Statements. Percentages represent interest rates in effect as of December 31, 2017, and due dates represent the contractual maturity dates. Common stock, units and earn-outs are non-income producing securities, unless otherwise stated.

(2)
The Audit Committee recommends fair values of each asset to our Board of Directors, which in good faith determines the final fair value for each investment. Fair value is determined using unobservable inputs (Level 3 hierarchy), unless otherwise stated. See Note 10 to the Consolidated Financial Statements.

(3)	Fair value is determined using prices with observable market inputs (Level 2 hierarchy). See Note 10 to the Consolidated Financial Statements.

(4)	Fair value is determined using prices for identical securities in active markets (Level 1 hierarchy). See Note 10 to the Consolidated Financial Statements.

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

OHA INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2017
(in thousands, except share amounts and percentages)
(continued)

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

(8)
By the terms of our original investment, upon redemption, we were due the outstanding face amount of $50 million, any unpaid and accrued dividends, plus an option to elect to receive either: a) a cash payment resulting in a total 12% return or make-whole (inclusive of the 8% cash distributions even if not paid), or b) our pro rata share of 2% of the outstanding regular limited partner interests in Castex Energy 2005, LP, or Castex (0.67% net to us). Amounts shown for principal and cost include PIK dividends that have been added to the principal balance. Please refer to footnote 8 in the December 31, 2016 Consolidated Schedule of Investments for additional information our about our investment in Castex and the put process.

During the first quarter of 2017, we placed our investment in Castex on non-accrual status based on our March 31, 2017 valuation, which reflected a determination that future payments received from this investment would no longer be sufficient to cover all of the contractual principal and dividend amounts on this investment. On October 16, 2017, Castex announced that it (together with certain affiliates) has filed bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. According to the filing, Castex and its affiliates in bankruptcy entered into a restructuring support agreement ("RSA") with pre-petition lenders holding approximately 86% in principal amount of claims under the pre-petition credit facility. On February 26, 2018, we agreed to a settlement and agreed to withdraw our confirmation objections to the Debtors' Joint Plan of Reorganization under Chapter 11 of the Bankruptcy code in exchange for the potential to receive some amount of cash and warrants in the reorganized company. This agreement was approved on February 27, 2018. At this time we are unable to determine the value of a recovery, if any, resulting from the settlement which will be dependent upon the ultimate pool of unsecured claims. Therefore, until we are in a position to determine the value and likelihood of a recovery, we are estimating $0 fair market value of our investment in Castex at December 31, 2017 for financial statement purposes.

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

(11)	Non-income producing equity security.

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

OHA INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - Continued
December 31, 2016
(in thousands, except share amounts and percentages)

Portfolio Company	Industry Segment	Investment(1)	Principal	Cost	Fair Value(2)

Non-affiliate Investments - (Less than 5% owned) - Continued
ATP Oil & Gas Corporation/Bennu Oil & Gas, LLC	Oil & Natural Gas Production and Development	Limited Term Royalty Interest (notional rate of 13.2%)(9)(10)	$—	$27,845	$—
Shoreline Energy, LLC	Oil & Natural Gas Production and Development	Second Lien Term Loan (greater of LIBOR+9.25% with a 1.25% floor plus 1.75% PIK, or prime+8.25%, due 3/30/2019)(6)(11)(12)	13,182	12,659	—
Globe BG, LLC	Coal Production	Contingent earn-out related to July 2011 sale of royalty interests in Alden Resources, LLC(13)	—	—	—
Subtotal Non-affiliate Investments - (Less than 5% owned)				$154,772	$87,855
Subtotal Portfolio Investments (72.4% of total investments)				$174,496	$105,005

GOVERNMENT SECURITIES
U.S. Treasury Bills(4)			$40,000	$39,997	$39,997
Subtotal Government Securities (27.6% of total investments)				$39,997	$39,997

TOTAL INVESTMENTS				$214,493	$145,002

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

(2)
The Audit Committee recommends fair values of each asset to our Board of Directors, which in good faith determines the final fair value for each investment. Fair value is determined using unobservable inputs (Level 3 hierarchy), unless otherwise stated. See Note 10 to the Consolidated Financial Statements.

(3)	Fair value is determined using prices with observable market inputs (Level 2 hierarchy). See Note 10 to the Consolidated Financial Statements.

(4)	Fair value is determined using prices for identical securities in active markets (Level 1 hierarchy). See Note 10 to the Consolidated Financial Statements.

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

(7)
During the fourth quarter of 2016, we executed a series of amendments to our note purchase and security agreement with OCI to allow the company to PIK its LIBOR+12% cash interest for November and December 2016. Also, default interest of $0.1 million and current unpaid interest of $0.4 million was added to the principal balance in the fourth quarter 2016. Effective January 31, 2017, we executed a seventh amendment to our note purchase and security agreement with OCI to allow the company to PIK its LIBOR+12% cash interest through March 31, 2017. As of December 31, 2016, OCI remained in financial covenant default and while in default, we were earning an additional 2% cash interest and 2% PIK interest.

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

(See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Note 1: Organization

These consolidated financial statements present the financial position, results of operations and cash flows of OHA Investment Corporation and its consolidated subsidiaries (collectively “we,” “us,” “our” and “OHAI”). We are a specialty finance company that was organized in July 2004 as a Maryland corporation. Our investment objective is to generate both current income and capital appreciation primarily through debt investments, some of which include equity components. We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company, or a BDC, under the 1940 Act. For federal income tax purposes we operate so as to be treated as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. We have several direct and indirect subsidiaries that are single-member limited liability companies and wholly-owned limited partnerships established to hold certain portfolio investments or provide services to us in accordance with specific rules prescribed for a company operating as a RIC. We consolidate the financial results of our wholly-owned subsidiaries for financial reporting purposes, and we do not consolidate the financial results of our portfolio companies.
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
As of March 26, 2018, the total outstanding principal amount of our debt obligations under our Credit Facility (as defined below) is $36.0 million. This amount, along with accrued interest, will be due and payable upon expiration of our Credit Facility which is scheduled to expire on September 9, 2018. If we do not have a new credit facility in place prior to that date, or if we are unable to extend our existing Credit Facility, we will consider a number of actions in order to increase our liquidity to levels sufficient to meet our debt obligations under the existing Credit Facility and any other anticipated cash needs through March 26, 2019. These actions include: refinancing our debt obligations with other lenders, disposing of certain portfolio investments, and reducing other controllable cash outflows.
We believe we are able to take such actions in a manner that would enable us to meet our debt obligations and other cash needs through March 26, 2019. However, failure to successfully execute our liquidity plans or otherwise address our liquidity needs may have a material adverse effect on our business and financial position, and may materially affect our ability to continue as a going concern.
Use of Estimates

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2017

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
Valuation of Investments
The 1940 Act requires the separate identification of investments according to the percentage ownership in a portfolio company’s outstanding voting securities. The percentages and categories are generally as follows:

•	Control investments — we own more than 25% of a portfolio company’s outstanding voting securities

•	Affiliate investments — we own 5% or more but not more than 25% of a portfolio company’s outstanding voting securities

•	Non-affiliate investments — we own less than 5% of a portfolio company’s outstanding voting securities
We account for all of the assets in our investment portfolio at fair value, following the provisions of the FASB ASC Topic 820, Fair Value Measurements and Disclosures ("ASC 820"). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements.
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

•
Third Party Valuation Activity. We may, at our discretion, retain an independent valuation firm to review any or all of the valuation analyses and fair value recommendations provided by the investment team of our investment advisor. Since December 31, 2014, our general practice is that we have an independent valuation firm review all Level 3 investments (those whose value is determined using significant unobservable inputs) with recommended fair values in excess of $10 million on a quarterly basis, and review all Level 3 investments with recommended fair values greater than zero at least annually to provide positive assurance on our valuations. With respect to our valuations as of December 31, 2017 and 2016, an independent valuation firm reviewed and assisted in valuations representing 28% and 56%, respectively, of the total fair value of our portfolio investments.

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2017

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

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2017

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
Payment-in-Kind Interest and Dividends
We have investments in our portfolio that contain payment-in-kind, or PIK, interest or dividend provisions. We compute PIK interest income or PIK dividend income at the contractual rate specified in each investment agreement, and we add that amount to the principal balance of the investment. For investments with PIK interest or PIK dividends, we calculate our income accruals on the principal balance plus any PIK amounts. If the portfolio company’s projected cash flows, further supported by estimated total enterprise value, are not sufficient to cover the contractual principal and interest or dividend amounts, as applicable, we do not accrue PIK interest income or PIK dividend income on the investment. To maintain our RIC status, we must pay out this non-cash income to stockholders in the form of distributions, even though we have not yet collected the cash. We recorded net PIK interest income of $3.5 million, $1.0 million and $1.4 million in 2017, 2016 and 2015, respectively. We recorded PIK dividend income of $0.7 million, $4.4 million, and $1.3 million in 2017, 2016, and 2015, respectively from our investment in Castex.
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
Fee Income Recognition
Fees primarily include financial advisory, transaction structuring, loan administration, commitment, amendment and prepayment fees. Financial advisory fees represent amounts received for providing advice and analysis to companies, and we recognize these fees as earned when we perform such services, provided collection is probable. Transaction structuring fees, which are non-recurring represent amounts received for structuring, financing and executing transactions and are generally payable only if the transaction closes. We defer such fees and accrete them into interest income over the life of the loan using the effective interest method. Commitment fees represent amounts received for committed funding and are generally payable whether the transaction closes or not. We defer commitment fees on transactions that close within the commitment period and accrete these fees into interest income over the life of the loan using the effective interest method. We record commitment fees

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2017

on transactions that do not close in the month the commitment period expires. We recognize prepayment and loan administration fees when we receive them. During the years ended December 31, 2017, 2016, and 2015 we recorded the following amounts of fee income (in thousands):

	2017	2016	2015
Prepayment, amendment and loan administration fees	$74	$498	$1,016
Commitment fees and discounts accreted and premiums amortized into interest income	367	472	634
Total fee income	$441	$970	$1,650

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

Declaration Date	Per Share Amount	Record Date	Payment Date
March 15, 2016	$0.06	March 31, 2016	April 8, 2016
June 7, 2016	0.06	June 30, 2016	July 8, 2016
September 15, 2016	0.06	September 30, 2016	October 7, 2016
December 8, 2016	0.06	December 31, 2016	January 9, 2017
March 14, 2017	0.02	March 31, 2017	April 7, 2017
June 16, 2017	0.02	June 30, 2017	July 10, 2017
September 18, 2017	0.02	September 30, 2017	October 9, 2017
December 12, 2017	0.02	December 31, 2017	January 9, 2018

We determine the tax characteristics of our dividend distributions as of the end of the fiscal year, based on the taxable income for the full year and distributions paid during the year. Taxable income available for distribution differs from consolidated net investment income under GAAP due to (i) temporary and permanent differences in income and expense recognition, (ii) capital gains and losses, (iii) activity at taxable subsidiaries, and (iv) the timing and period of recognition regarding dividends declared in December of one year and paid in January of the following year. The tax characteristics of distributions paid in 2017 represented $1.2 million from ordinary income, $1.1 million from return of capital and none from capital gains. For tax purposes, 10% of the $1.2 million dividend paid on January 9, 2017 was applied to 2016 taxable income and 90% was applied to 2017 taxable income. For tax purposes, 100% of the $0.4 million dividend declared in December 2017 and paid on January 9, 2018 will be applied to 2018.
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

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2017

The plan agent of our dividend reinvestment plan purchases shares in the open market for credit to the accounts of plan participants unless the average of the closing sales prices for the shares for the five days immediately preceding the payment date exceeds 110% of the most recently reported net asset value per share.
The table below summarizes recent participation in our dividend reinvestment plan (in thousands, except percentages, shares and price per share):

Dividend	Participating Shares	Percentage of Outstanding Shares	Total Distribution	Cash Dividends	Common Stock Dividends
					Purchased in Open Market	Price per Share
March 2016	104,000	0.5%	$1,305	$1,299	$6	$3.15
June 2016	103,000	0.5%	1,305	1,299	6	2.34
September 2016	116,000	0.6%	1,305	1,298	7	3.30
December 2016	57,000	0.3%	1,305	1,302	3	1.78
March 2017	115,000	0.5%	435	433	2	1.63
June 2017	111,000	0.5%	435	433	2	1.32
September 2017	107,000	0.5%	435	433	2	1.33
December 2017	89,000	0.4%	435	433	2	1.20

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
Recent Accounting Pronouncements
In April 2015, the FASB issued ASU 2015-03 Interest - Imputation of Interest (“ASU 2015-03”). This guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability (i.e., versus being capitalized as an asset and amortized as required under previous guidance), consistent with the presentation of debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this guidance (i.e., debt issuance costs will continue to be amortized as an increase to interest expense). In addition, in August 2015, the FASB issued ASU 2015-15, Interest-Imputation of Interest (Subtopic 835-30) (“ASU 2015-15”). This guidance reiterates that the SEC would not object to an entity deferring and presenting debt issuance costs related to a line of credit arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line of credit arrangement, regardless of whether there are any outstanding borrowings. ASU 2015-03 and ASU 2015-15 are effective for interim and annual reporting periods in fiscal years beginning after December 15, 2015. As of January 1, 2016, the Company adopted ASU 2015-03 and ASU 2015-15 to simplify the presentation of debt issuance costs for all

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2017

outstanding debt. The debt issuance cost of $0.2 million and $1.4 million related to our Credit Facility is presented as a reduction from the carrying value of the Credit Facility as of December 31, 2017 and December, 31, 2016, respectively. The adoption of ASU 2015-03 and 2015-15 had no material impact on our net asset value, results of operations or cash flows.
In May 2014, the FASB issued ASU 2014-09 - Revenue from Contracts with Customers ("ASU 2014-09"). This guidance in this ASU supersedes the revenue recognition requirements in Revenue Recognition ("Topic 605"). Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 31, 2017, including interim periods within that period. The application of this guidance will not have a material impact on our consolidated financial statements.
In March 2017, the FASB issued ASU 2017-08 - Premium Amortization on Purchased Callable Debt Securities ("ASU 2017-08"). This guidance amends the amortization period for certain purchased callable debt securities held at a premium. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those years. The application of this guidance will not have a material impact on our consolidated financial statements.

Note 3: Credit Facility and Borrowings
Credit Facility
We are party to a Credit Agreement (the "Credit Facility"), dated September 9, 2016, with MidCap Financial Trust, as administrative agent, which replaced our prior Third Amended and Restated Revolving Credit Agreement, as amended, with SunTrust Bank, as administrative agent (the "Investment Facility"). As of December 31, 2016, the size of Credit Facility was $56.5 million with a maturity date of March 9, 2018, with an option to extend for a six-month period, subject to certain conditions. The initial proceeds of $40.5 million from the Credit Facility were used to pay off the $38.5 million outstanding balance on the Investment Facility, pay transaction expenses and provide balance sheet cash. The remaining $16.0 million consisted of a delayed draw term loan, which was committed for one year, and was available to us to grow our investment portfolio and operate our business.
On February 2, 2018, we exercised the option to extend the Credit Facility through September 9, 2018.
As of December 31, 2017, the total amount outstanding under the Credit Facility was $36.0 million with $0.0 million available to draw. The total amount outstanding on the Credit Facility is shown net of unamortized debt issuance costs of $0.2 million on our Consolidated Balance Sheet as of December 31, 2017. Substantially all of our assets, except our investments in U.S. Treasury Bills, are pledged as collateral for the obligations under the Credit Facility. The Credit Facility bears an interest rate of Adjusted LIBOR plus 5.35% for Eurodollar Loans, subject to a 1% LIBOR floor, and Base Rate plus 4.35% for Base Rate Loans. As of December 31, 2017 the interest rate on our outstanding balance of $36.0 million was 6.71%.
On November 10, 2017, we entered into an amendment to the Credit Facility whereby we agreed to make a voluntary principal prepayment in the amount of $4.5 million, reducing the total principal amount outstanding to $36.0 million, and the lenders agreed not to test certain covenants at certain determination dates.
The Credit Facility contains affirmative and reporting covenants and certain financial ratio and restrictive covenants. We have complied with these covenants from the date of the Credit Agreement through December 31, 2017, and had no existing defaults or events of default under the Credit Facility. The financial covenants, with terms as defined in the Credit Agreement, are:

•	maintain a Debt to Tangible Net Worth Ratio of not more than 0.80:1.00 as determined on the last day of each calendar month,

•	maintain at all times a minimum liquidity in the form of Cash or Cash Equivalents of at least $1.0 million,

•	maintain a Debt to Fair Market Value Ratio of not more than 0.50:1.00 at any time, and

•
maintain the Fair Market Value of Liquid Portfolio Investments as a percentage of outstanding aggregate principal balance to not be less than 80% through March 9, 2017, 90% through September 9, 2017 and 100% through September 9, 2018.

Investment Facility
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
December 31, 2017

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
Treasury Facility
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
The Investment Facility and the Treasury Facility contained affirmative and reporting covenants and certain financial ratio and restrictive covenants. We complied with these covenants throughout 2015 and the period ended September 9, 2016, and had no defaults or events of default under either facility. The most restrictive covenants, with terms as defined in the credit agreements, were (these restrictive covenants apply to both the Investment Facility and the Treasury Facility, unless otherwise noted):

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
Repurchase Agreements
At the end of each quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which includes purchasing U.S. Treasury Bills, by utilizing repurchase agreements on a temporary basis. On December 26, 2017, we purchased $20.0 million of U.S. Treasury Bills and contemporaneously entered into a $19.6 million repurchase arrangement with a global financial institution to finance such purchase. Under the repurchase arrangement, we transferred $20.0 million of U.S. Treasury Bills and $0.4 million of cash as collateral under the repurchase agreement. We repaid the $19.6 million borrowed under the repurchase agreement, and was returned the $0.4 million cash collateral, net of a $8 thousand financing fee, upon maturity of the U.S. Treasury Bills on January 4, 2018. We account for the transfer of the U.S. Treasury Bills under the repurchase agreement as a secured borrowing in accordance with GAAP. As a result, the U.S. Treasury Bills are recorded on our books as investments in U.S. Treasury Bills, and the amount outstanding under the repurchase agreement is recorded as short-term debt at December 31, 2017.
On December 27, 2016, we purchased $40.0 million of U.S. Treasury Bills and contemporaneously entered into a $39.2 million repurchase arrangement with a global financial institution to finance such purchase. Under the repurchase arrangement, we transferred $40.0 million of U.S. Treasury Bills and $0.8 million of cash as collateral under the repurchase agreement. We repaid the amount borrowed under the repurchase agreement, and was returned the $0.8 million cash collateral, net of a $10 thousand financing fee, upon maturity of the U.S. Treasury Bills on January 5, 2017. We account for the transfer of the U.S. Treasury Bills under the repurchase agreement as a secured borrowing in accordance with GAAP. As a result, the U.S. Treasury Bills are recorded on our books as investments in U.S. Treasury Bills, and the amount outstanding under the repurchase agreement is recorded as short-term debt at December 31, 2016.

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2017

Our average amount of debt outstanding during 2017 was $39.9 million and the average interest rate was 6.5%. During the years ended December 31, 2017, 2016 and 2015, interest expense and bank fees included the following (in thousands):

	2017	2016	2015
Interest expense on borrowed amounts	$2,664	$2,816	$2,115
Commitment fees on unborrowed amounts	56	39	179
Amortization of deferred loan and debt issuance costs	1,172	928	1,145
Bank service charges	34	36	41
Interest expense and bank fees	$3,926	$3,819	$3,480

Note 4: Common Stock
During the years ended December 31, 2017 and December 31, 2016 there were no share repurchases.
Under the Credit Facility, we are prohibited from repurchasing shares of our common stock.

Note 5: Investment Management
Investment Advisory Agreement
On September 30, 2014, we entered into the Investment Advisory Agreement with OHA, an investment adviser registered under the Advisers Act pursuant to which OHA replaced NGP Investment Advisor, LP as our investment advisor. The Investment Advisory Agreement was most recently approved by our Board of Directors, a majority of whom are not “interested” persons (as defined in the 1940 Act) of us, on August 3, 2017. Pursuant to the Investment Advisory Agreement, OHA implements our business strategy on a day-to-day basis and performs certain services for us on August 3, 2017, subject to the supervision of our Board of Directors. Under the Investment Advisory Agreement, we pay OHA a fee consisting of two components — a base management fee and an incentive fee.
Base Management Fee: The base management fee is paid quarterly in arrears, and is calculated by multiplying the average value of our total assets (excluding cash, cash equivalents and U.S. Treasury Bills that are purchased with borrowed funds solely for the purpose of satisfying quarter-end diversification requirements related to our election to be taxed as a RIC under the Code), as of the end of the two immediately prior fiscal quarters, by a rate of 1.75% per annum, with a 0.25% reduction in this 1.75% annual rate for the first year following September 30, 2014. For the years ended December 31, 2017 and December 31, 2016, we incurred $1.9 million and $2.9 million in base management fees, respectively.
Incentive Fee: The incentive fee consists of two parts. The first part, the investment income incentive fee, is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the fiscal quarter for which the fee is being calculated. Pre-incentive fee net investment income means interest income, dividend income, royalty payments, net profits interest payments, and any other income (including any other fees, such as commitment, origination, syndication, structuring, diligence, monitoring and consulting fees or other fees that we receive from portfolio companies) accrued during the fiscal quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement, and any interest expense and distributions paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income that we have not yet received in cash. Accordingly, we may pay an incentive fee based partly on accrued investment income, the collection of which is uncertain or deferred. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses, or unrealized capital appreciation or depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets (defined as total assets less liabilities at the end of the immediately preceding fiscal quarter) is compared to a “hurdle rate” of 1.75% per quarter (7% annualized). OHA receives no incentive fee for any fiscal quarter in which our pre-incentive fee net investment income does not exceed the hurdle rate. OHA receives an incentive fee equal to 100% of our pre-incentive fee net investment income for any fiscal quarter in which our pre-incentive fee net investment income exceeds the hurdle rate but is less than 2.1875% (8.75% annualized) of net assets (also referred to as the “catch up” provision) plus 20% of our pre-incentive fee net investment income for such fiscal quarter greater than 2.1875% (8.75% annualized) of net assets. For the year ended December 31, 2017 we did not incur any investment income incentive fees. For the years ended December 31, 2016 and December 31, 2015, we incurred $0.3 million and $1.0 million in investment income incentive fees, respectively.

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2017

The second part of the incentive fee, the capital gains incentive fee, is determined and payable in arrears as of the end of each fiscal year (or, upon termination of the Investment Advisory Agreement, as of the termination date). The capital gains incentive fee is equal to 20% of our cumulative aggregate realized capital gains from September 30, 2014 through the end of that fiscal year, computed net of our cumulative aggregate realized capital losses and cumulative aggregate unrealized depreciation on investments for the same time period. The aggregate amount of any previously paid capital gains incentive fees to OHA is subtracted from the capital gains incentive fee calculated. If such amount is negative, then there is no capital gains fee for such year. For the purposes of the capital gains incentive fee, any gains and losses associated with our investment portfolio as of September 30, 2014 shall be excluded from the capital gains incentive fee calculation.
On November 10, 2017, we entered into an Incentive Fee Waiver Agreement with OHA whereby OHA agreed to waive any incentive fees earned relating to fiscal years 2017 and 2018. Under the Incentive Fee Waiver Agreement, any capitalized gains fees that would have been earned and accrued during 2017 and 2018, which under the Investment Advisory Agreement would not have been paid until 2018 and 2019, respectively, will be waived. For the year ended December 31, 2017, OHA waived $89,000 of capital gains incentive fee that would have been earned in 2017 and paid in 2018.
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
Administration Agreement
Under the Administration Agreement, OHA furnishes us with certain administrative services, personnel and facilities. The Administration Agreement was most recently approved by our Board of Directors on August 3, 2017. Payments under the Administration Agreement are equal to our allocable portion of OHA’s overhead in performing its obligations under the Administration Agreement, including all administrative services necessary for our operation and the conduct of our business. The aggregate amount of certain costs and expenses payable by us under the Investment Advisory Agreement and the Administration Agreement for the period from October 1, 2014 to September 30, 2015 shall not exceed $2.5 million, or the Cap; provided that interest expense and bank fees, management and incentive fees, legal and professional fees, insurance expenses, taxes and costs related to the change in investment advisor are not subject to the Cap. Following the expiration of the Cap period, we completed the reconciliation of the related costs and expenses which resulted in approximately $0.5 million credit from OHA and was reflected in general and administrative expenses as of December 31, 2015. The Administration Agreement may be terminated at any time, without penalty, by a vote of our Board of Directors or by OHA upon 60 days’ written notice to the other party.
 We owed $0.6 million and $0.2 million to OHA under the Administration Agreement as of December 31, 2017 and December 31, 2016, respectively, for expenses incurred on our behalf for the final month of the respective quarterly period. We include these amounts in accounts payable and accrued expenses on our Consolidated Balance Sheets.

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
The Taxable Subsidiaries have elected to be taxed as corporations for federal income tax purposes. The Taxable Subsidiaries hold certain of our portfolio investments and are consolidated for financial reporting purposes, but not for income tax reporting purposes. These Taxable Subsidiaries permit us to hold equity investments in portfolio companies that are “pass through” entities for tax purposes, in order to comply with the “source-of-income” requirements that must be satisfied to maintain our qualification as a RIC. The Taxable Subsidiaries may generate net income tax expense or benefit, which is reflected on our Consolidated Statements of Operations.
On December 22, 2017, the U.S. government enacted significant tax legislation commonly referred to as the Tax Act and Job Act (the “Tax Act”).  The Tax Act makes broad and complex changes to the U.S. tax code, including but not limited to, (1)

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2017

reducing the U.S. federal corporate income tax rate from 35 percent to 21 percent, (2) repealing the Corporate Alternative Minimum Tax (AMT), (3) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries, (4) creating a new limitation on deductible interest expense, (5) changing rules related to the use and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017 and; (6) the requirement to pay a one-time transition tax on all undistributed earnings of foreign subsidiaries.
Recently, the SEC staff also issued Staff Accounting Bulletin 118 ("SAB 118"), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740.  In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which accounting under ASC 740 is complete.  To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimated in the financial statements.  If we cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.
In connection with our initial analysis of the impact of the Tax Act, we have recorded a net tax expense of approximately $12.2 million in the period ending December 31, 2017 which consists of a reduction of deferred tax assets previously valued at 34%. The reduction in the statutory U.S. federal rate is expected to positively impact our future U.S. after tax earnings.
In addition, due to the Tax Act, we are eligible for a full refund of our AMT credit carryforward.  Accordingly, the valuation allowance related to this AMT credit carryforward has been released in the amount of $632,000, or $0.03 per share.  The valuation allowance related to other net deferred tax assets remains. The AMT credit refund potentially could be subject to sequestration (approximately 6.6%); however, it is currently unclear whether such refunds are subject to this reduction. Therefore, the associated valuation allowance has been released for the full AMT credit carryforward at this time. This provisional amount of $0.7 million is based on our current understanding of the impact of the Tax Act, which may change in the near future as notices and regulations regarding the Tax Act are issued. We need more time and further guidance to more accurately account for the tax law changes under ASC 740. While we feel confident we have accounted for the other material changes in the tax law correctly, any future notices or regulations further clarifying the law could alter our analysis.
Our estimate of the impact of the Tax Act is based upon our analysis and interpretations of currently available information. Uncertainties remain regarding the impact of the Tax Act due to future regulatory and rule-making processes, prospects of additional corrective or supplemental legislation, and potential trade or other litigation. These uncertainties, along with our completion of the calculations and potential changes in our initial assumptions as new information becomes available, could cause the actual charge to ultimately differ materially from the provisional amount recorded in 2017 related to the enactment of the Tax Act.
Tax years 2013 through 2017 with respect to the Company and our Taxable Subsidiaries are open to future IRS examination. Our Taxable Subsidiaries have federal net operating loss carryforwards of $36.9 million that expire in various years through 2037. Federal and state laws impose limitations on the utilization of capital losses and NOLs in the event of an "ownership" change for tax purposes, as defined by Sections 382 and 383 of the Internal Revenue Code. An ownership change at either the RIC entity or Taxable Subsidiary level, if one were to occur, would limit our ability to use pre-ownership change NOLs to offset post-ownership change taxable income. An ownership change would also limit our ability to use pre-ownership change capital losses to offset post-ownership change capital gains.
Deferred income tax expense (benefit) results from temporary differences in the recognition of income and expenses for financial reporting purposes and for income tax purposes. The significant components of the income tax effects of these temporary differences, representing deferred income tax assets and liabilities are as follows (in thousands):

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2017

	December 31,
	2017	2016
Deferred tax assets
Net operating loss carryforwards	$8,429	$10,169
Unrealized losses, net	12,339	8,402
AMT credit carryforward	632	695
Capital loss carryforward	180	292
Total gross deferred tax assets	21,580	19,558
Less valuation allowance	(20,459)	(19,057)
Net deferred tax assets	1,121	501
Deferred tax liabilities
Investment in partnerships-Federal	(489)	(501)
Total gross deferred tax liabilities	(489)	(501)
Net deferred tax assets (liabilities)	$632	$—
Federal and state income tax provisions (benefits) on net investment income, capital gains (losses) and unrealized appreciation (depreciation) on investments are as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Current:
U.S. federal – capital (AMT)	$—	$62	$—
U.S. federal - capital loss on investment	(62)	—	—
State – net investment income	22	7	72
	$(40)	$69	$72
Deferred:
U.S federal - realized loss on investment	$(632)	$—	$—
U.S. federal – unrealized	—	—	—
	$(632)	$—	$—

Total	$(672)	$69	$72
Actual income tax expense differs from income tax expense computed by applying the U.S. federal statutory corporate rate of 34% to net investment income before provision for income taxes. These differences and the differences between the statutory federal tax rate and the effective income tax rate were as follows (in thousands, except percentages):

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2017

	Year Ended December 31,
	2017		2016		2015
Net income (loss) before taxes	$(31,775)		$(25,376)		$(31,425)
Provision (benefit) at the statutory rate	(10,803)	34%	(8,628)	34%	(10,685)	34%
Increase (decrease) in provision resulting from:
RIC loss (income) not subject to income taxes	(1,809)	6%	3,335	(13)%	6,995	(22)%
State income taxes	22	—%	7	—%	63	—%
Return to provision	(1,023)
Effect of rate change	12,239	(39)%
Valuation allowance	714	(2)%	5,361	(21)%	3,702	(12)%
Other	(12)	—%	(6)	—%	(3)	—%
Total income tax provision (benefit), net	$(672)	(1)%	$69	—%	$72	—%
Effective tax rate		2%		—%		—%

Note 7: Commitments and Contingencies
As of December 31, 2017, we had investments in 14 active portfolio companies totaling $155.7 million. Of these 14 active portfolio companies, the Company had already funded investments in the amount of $155.7 million and there were no remaining outstanding unfunded commitments. As of December 31, 2016, we had investments in 12 active portfolio companies totaling $174.5 million. Of these 12 active portfolio companies, the Company had already funded investments in the amount of $174.5 million and there were no remaining outstanding unfunded commitments.
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
December 31, 2017

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
After the bankruptcy case was converted to a case under Chapter 7 of the Bankruptcy Code, we settled Phase 1 of the litigation with the Trustee, Bennu and Credit Suisse AG, as agent to the DIP Lenders (Adv. Dkt. No. 270, 271). On February 4, 2016, an Agreed Final Judgment [Adv. Dkt. No. 276] was entered determining that, among other things, the ORRIs are a real property interest and a “production payment” within the meaning of Sections 101(42A) and 541(b) of the United States Bankruptcy Code. Likewise, our claims against ATP were dismissed without prejudice. The Agreed Judgment resolved Phase 1 of the Adversary Proceeding. It did not address any disputes between us and Bennu or its successors with respect to the proper calculation of the investment balance under the terms of the ORRIs, including our legal fees, default interest, or the claims asserted by the statutory lien claimants. Additional detail on Phase 1 and the ATP bankruptcy is set forth in our Form 10Q for the quarter ending March 31, 2016.
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
On August 19, 2016, the Bankruptcy Court entered its order [Adv. Dkt. No. 325] and its related Report and Recommendation [Adv. Dkt. No. 326] dismissing, with prejudice, the Intervenors’ amended complaints. The Bankruptcy Court’s order and the related Report and Recommendation recommended, to the District Court, that Phase II of the lawsuit be fully resolved in our favor. The Report and Recommendation was docketed in the United States District Court for the Southern District of Texas, Case No. 4:16-CV-02556. On September 2, 2016, certain of the Intervenors filed their Objection to Judge Isgur’s Report and Recommendation [Dist. Dkt. No. 3] arguing that the Bankruptcy Court’s conclusions were erroneous, and that the Intervenors were not required to give notice to OHA in order for their alleged liens to attach. We filed a limited objection to the Report and Recommendation arguing that the Report and Recommendation should be affirmed, but even if notice were not required under the statute, the Intervenors’ alleged liens could not have attached to the ORRIs in the first instance. On March 9, 2017, the District Court entered a Memorandum Opinion and Order [Dist. Dkt. No. 17] (the “District

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2017

Court’s Order”) adopting the Bankruptcy Court’s Report and Recommendation and dismissing the Intervenors’ claims with prejudice.
On April 3, 2017, the Intervenors filed their notice to appeal the District Court’s Order to the United States Court of Appeals for the Fifth Circuit. On April 11, 2017, we filed a notice of (protective) cross appeal in order to preserve our alternative bases for dismissal which were denied by the Bankruptcy Court and District Court. The matter remains pending before the Fifth Circuit under Case No. 17-20224. The parties briefed the issues for appellate review. Oral argument was held on February 7, 2018. We are awaiting the Fifth Circuit's ruling.
As of December 31, 2017, our unrecovered investment was $35.7 million, and we had received aggregate royalty payments of $37.8 million since the date of ATP’s bankruptcy filing. As of December 31, 2017, we had incurred legal and consulting fees totaling $6.3 million in connection with the enforcement of our rights under the ORRIs. On various occasions, we have provided notice that such legal expenses will be added to our unrecovered investment balance to the extent they are not reimbursed. To date, we have not received any payments on account of legal expenses aside from our receipt of regular monthly production payments. As a result, we add our legal expenses to the unrecovered investment balance in accordance with our transaction documents. As of December 31, 2017, $5.4 million of the $6.3 million in legal and consulting fees have been added to, and are thus included in the unrecovered investment balance under the terms of our transaction documents. No legal expenses have been added to our unrecovered investment balance during the year ended December 31, 2017. We note that the fair value of our investment in ATP ORRI remains at $0.0 as of December 31, 2017 due to the cessation of monthly production payments beginning in December 2016.
Through December 31, 2017, we received post-petition royalty payments from the Gomez properties and the Telemark properties in the amount of $8.3 million and $0.3 million, respectively. It is estimated that the statutory lien claims asserted by the intervenors in the Adversary Proceeding against our ORRIs are in the principal amount of approximately $35.2 million. At this time, we estimate that there are potential statutory lien claims (including the claims of the intervenors in the Adversary Proceeding, without regard to the validity of such claims) in the principal amount of approximately $54.2 million. To the extent the District Court’s Order is reversed on appeal, we have or will assert that we have viable defenses with respect to all of the claims of the statutory lien claimants or any other claim which seeks to avoid or disgorge any pre-petition or post-petition royalty payment which we received in respect of the Telemark or Gomez properties. In the event that the District Court’s Order is reversed on appeal, and to the extent we do not prevail on our defenses to the statutory lien claims or any other claim seeking to avoid or disgorge pre-petition or post-petition royalty payments, we contend that, pursuant to the terms of our transaction documents, we are entitled to include any amounts disgorged on account of any such claims into the unrecovered investment balance of our ORRIs. Moreover, to the extent we do not prevail on our defenses to any action brought by the holder of a statutory lien claim, we contend that we would be permitted to seek contribution from other ORRI and net profits interest holders with respect to any disgorged amounts.
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

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2017

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
On August 17, 2017, the Trustee filed a motion to authorize a sale of certain assets including MC 941 and MC 942 to Statoil USA E&P, Inc., or Statoil, [Bankr. Dkt. No. 179] for $0.5 million and the assumption of the decommissioning obligations related to those leases that were owed by Bennu Oil & Gas to the United States of America. The Court authorized the sale by order entered on September 14, 2017 [Bankr. Dkt. No. 187]. It is possible that Statoil will resume oil and gas production from one or more wells on the MC 941 and MC 942 leases. Statoil has requested we sign a division order confirming our proportional ownership of produced hydrocarbons. If production resumes, the Company expects that Statoil will distribute monthly royalty payments due under the ORRIs during the period that production occurs.
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
Note 8: Dividends and Distributions
We declared dividends for the years ended December 31, 2017 and December 31, 2016 totaling $1.6 million, or $0.08 per share, and $4.8 million, or $0.24 per share, respectively. The tax characteristics of deemed distributions for 2017 represented $1.2 million from ordinary income, $1.1 million from return of capital and none from capital gains. The tax characteristics of deemed distributions in 2016 represented $5.8 million from ordinary income, none from return of capital and none from capital gains. For tax purposes, 100% of the $0.4 million distribution paid on January 9, 2018 was deemed to be distributed in 2018. Also, the $1.2 million dividend declared in December 2016 and paid on January 9, 2017, 10% was deemed to be distributed in 2016 and 90% was deemed to be distributed in 2017 for tax purposes.
The following table summarizes the differences between financial statement net increase in net assets resulting from operations and taxable income available for distribution to stockholders for the years ended December 31, 2017, 2016 and 2015 (in thousands):

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2017

	Year Ended December 31,
	2017	2016	2015
Net increase (decrease) in net assets resulting from operations	$(31,108)	$(25,446)	$(31,222)
Adjustments:
Net change in unrealized (appreciation) depreciation, net of income tax (benefit) provision	21,268	4,938	40,973
Net revenue, income and expenses from Taxable Subsidiaries	276	(328)	(472)
Realized (gain) loss of Taxable Subsidiaries	—	6,626	441
Realized (gain) loss offset by capital loss carryforwards	10,869	20,385	(222)
Defaulted loan interest	—	196	2,209
Costs related to strategic alternatives review	(179)	(542)	(615)
Income from investment in Passive Foreign Investment Company	—	—	(96)
State taxes, tax penalty, interest and fees	22	(19)	(26)
Income tax (benefit) provision	—	3	6
Other	6	1	(3)
Taxable income available for distribution to stockholders	1,154	5,814	10,973
Less:
Dividends declared	1,614	4,841	9,736
Dividends payable at prior year end	1,210	2,421	3,299
Dividends payable at current year end	(403)	(1,210)	(2,421)
Current year IRC Section 852(b)(7) dividend payable	—	121	359
Prior year IRC Section 852(b)(7) dividend payable	(121)	(359)	—
Current year deemed distributions	2,300	5,814	10,973
Over distribution	$(1,146)	$—	$—

As of December 31, 2017, the components of net assets (excluding paid in capital) on a tax basis consisted of net unrealized depreciation on portfolio investments of $92.2 million and other temporary differences of $2.1 million. As of December 31, 2017, we had long-term and short-term capital loss carryforwards of $69.0 million and $1.2 million, respectively, which do not expire. In addition, we have a $22.4 million remaining capital loss carryforward balance generated in the year ended December 31, 2010, that expires in 2018, for a total remaining capital loss carryforward of $92.5 million at December 31, 2017. At December 31, 2017, the aggregate cost of total portfolio investments for federal income tax purposes was $177.1 million, resulting in gross unrealized appreciation of $4.5 million and gross unrealized depreciation of $96.7 million. The difference between cost of investments for book and tax amounts for federal income tax purposes was due primarily to timing differences in recognizing certain gains and losses on investment transactions.
Note 9: Reclassifications
GAAP requires adjustments to certain components of net assets to reflect permanent differences between financial and tax reporting. These reclassifications have no effect on total net assets or net asset value per share. These reclassifications are primarily due to non-deductible meal expenses, income and expenses from wholly owned subsidiaries, costs related to strategic alternatives review and tax basis adjustments for investments sold. The table below summarizes the reclassifications from undistributed net investment income (loss), undistributed net realized capital gain (loss), and paid-in capital in excess of par for the years ended December 31, 2017, 2016, and 2015 (in thousands):

Year	Undistributed Net Investment Income (Loss)	Undistributed Net Realized Capital Gain (Loss)	Paid-in Capital in Excess of Par
2017	$201	$(196)	$(5)
2016	1,413	4,869	(6,282)
2015	(1,615)	1,678	(63)

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2017

Note 10: Fair Value
Our investments consisted of the following as of December 31, 2017 and 2016:

	December 31, 2017				December 31, 2016
(Dollar amounts in thousands)	Cost	% of total	Fair Value	% of total	Cost	% of total	Fair Value	% of total

Portfolio investments
First lien secured debt	$—	—%	$—	—%	$—	—%	$—	—%
Second lien debt	29,748	16.9%	30,679	36.2%	48,002	22.3%	35,966	24.8%
Subordinated debt	39,265	22.4%	33,878	39.9%	38,958	18.2%	33,704	23.2%
Limited term royalties	27,845	15.8%	—	—%	27,845	13.0%	—	—%
Redeemable preferred units	56,315	32.1%	—	—%	55,662	26.0%	32,876	22.7%
CLO residual interests	19	—%	209	0.2%	1,529	0.7%	1,773	1.2%
Membership and partnership units	2,500	1.4%	164	0.2%	2,500	1.2%	686	0.5%
Total portfolio investments	155,692	88.6%	64,930	76.5%	174,496	81.4%	105,005	72.4%
Government securities
U.S. Treasury Bills	19,994	11.4%	19,994	23.5%	39,997	18.6%	39,997	27.6%
Total investments	$175,686	100.0%	$84,924	100.0%	$214,493	100.0%	$145,002	100.0%

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

Fair value accounting classifies financial assets and liabilities in their entirety based on the lowest level of input that is significant to the estimated fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment that may affect the valuation of assets and liabilities and their placement within the fair value hierarchy levels. We did not have any liabilities carried at fair value at December 31, 2017 or December 31, 2016. Amounts outstanding under our Credit Facility are carried at amortized cost in the Consolidated Balance Sheets. As of December 31, 2017, the estimated fair value of our Credit Facility approximated its carry value of $35.8 million. As of December 31, 2016, the fair value of our Credit Facility approximated its carry value of $39.1 million. The estimated fair value of the Credit Facility is determined by discounting projected remaining payments using market interest rates for borrowings of the Company.
During 2017, there were no transfers between Levels 3, 2 or 1 categories. There were no other transfers between levels as of December 31, 2017. During the fourth quarter of 2016, our investment in Gramercy Park CLO Ltd., a CLO residual interest, transferred from Level 2 to Level 3 category as a result of the lack of quoted prices for similar instruments in active markets. There were no other transfer between levels as of December 31, 2017. During 2017 and 2016, none of our investments in

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2017

portfolio companies changed between the categories of Control Investments, Affiliate Investments and Non-Affiliate Investments.
The following tables set forth our financial assets by level within the fair value hierarchy that we accounted for at fair value as of December 31, 2017 and 2016 (in thousands):

December 31, 2017	Total	Level 1	Level 2	Level 3
Portfolio investments
Affiliate investments
Subordinated debt	$18,015	$—	$—	$18,015
Equity securities	164	—	—	164
Total affiliate investments	18,179	—	—	18,179
Non-affiliate investments
Second lien debt	30,679	—	30,679	—
Subordinated debt	15,863	—	15,863	—
Redeemable preferred units	—	—	—	—
CLO residual interests	209	—	—	209
Total non-affiliate investments	46,751	—	46,542	209
Total portfolio investments	64,930	—	46,542	18,388
Government securities
U.S. Treasury Bills	19,994	19,994	—	—
Total investments	$84,924	$19,994	$46,542	$18,388

December 31, 2016	Total	Level 1	Level 2	Level 3
Portfolio investments
Affiliate investments
Subordinated debt	$16,464	$—	$—	$16,464
Equity securities	686	—	—	686
Total affiliate investments	17,150	—	—	17,150
Non-affiliate investments
First lien secured debt	—	—	—	—
Second lien debt	35,966	—	26,829	9,137
Subordinated debt	17,240	—	17,240	—
Limited term royalties	—	—	—	—
Redeemable preferred units	32,876	—	—	32,876
CLO residual interests	1,773	—	—	1,773
Total non-affiliate investments	87,855	—	44,069	43,786
Total portfolio investments	105,005	—	44,069	60,936
Government securities
U.S. Treasury Bills	39,997	39,997	—	—
Total investments	$145,002	$39,997	$44,069	$60,936

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2017

The following table presents a roll-forward of the changes in fair value during the years ended December 31, 2017 and 2016 for all investments for which we determine fair value using unobservable (Level 3) factors (in thousands):

	First Lien Secured Debt and Limited Term Royalties	Second Lien Debt	Subordinated Debt and Redeemable Preferred Units	Royalty Interests, Contingent Earn-out and Equity Securities	CLO Residual Interest	Total Investments
Fair value at December 31, 2015	$15,185	$21,354	$68,169	$2,583	$—	$107,291
Total gains, (losses) and amortization:
Net realized gains (losses)	(19,807)	—	(800)	(6,565)	—	(27,172)
Net unrealized gains (losses)	6,829	(8,528)	(14,597)	6,103	—	(10,193)
Net amortization of premiums, discounts and fees	57	73	151	—	—	281
New investments, repayments and settlements, net:
New investments	—	—	—	—	—	—
Payment-in-kind	136	15	5,417	—	—	5,568
Repayments and settlements	(2,400)	(3,777)	(9,000)	(1,435)	—	(16,612)
Transfers into Level 3	—	—	—	—	1,773	1,773
Fair value at December 31, 2016	—	9,137	49,340	686	1,773	60,936
Total gains, (losses) and amortization:
Net realized gains (losses)	—	(12,659)	—	—	—	(12,659)
Net unrealized gains (losses)	—	12,739	(35,517)	(522)	(53)	(23,353)
Net amortization of premiums, discounts and fees	—	18	63	—	—	81
New investments, repayments and settlements, net:
New investments	—	—	—	—	—	—
Payment-in-kind	—	—	4,129	—	—	4,129
Repayments and settlements	—	(9,235)	—	—	(1,511)	(10,746)
Transfers into Level 3	—	—	—	—	—	—
Fair value at December 31, 2017	$—	$—	$18,015	$164	$209	$18,388
Net change in unrealized gains (losses) from investments still held as of reporting date:
December 31, 2017	$—	$12,739	$(35,517)	$(522)	$(53)	$(23,353)
December 31, 2016	$6,829	$(8,528)	$(14,597)	$6,103	$—	$(10,193)
We present net unrealized gains (losses) on our Consolidated Statements of Operations as “Net unrealized appreciation (depreciation) on investments.”

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2017

The following table summarizes the significant unobservable inputs in the fair value measurements of our Level 3 investments by category of investment and valuation technique as of December 31, 2017 (fair value in thousands):

Type of Investment	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs	Weighted Average

Non-Energy Investments:
Subordinated debt	$18,015	Market comparables	EBITDA multiples	5.0x - 6.0x	5.5x

CLO residual interest	209	Net asset value with discount rate	Discount rate	15%	15%

Equity securities	164	Market comparables	EBITDA multiples	6.0x - 7.0x	6.5x
	$18,388

Energy Investments:
Redeemable preferred units	—	Estimated Recovery Analysis	Residual value(1)

	—

Total Level 3 investments	$18,388
(1) On October 16, 2017, Castex announced that it (together with certain affiliates) had filed for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. According to the filing, Castex and its affiliates in bankruptcy have entered into a restructuring support agreement ("RSA") with pre-petition lenders holding approximately 86% in principal amount of claims under the pre-petition credit facility. The RSA outlines a plan of reorganization for Castex and its affiliates in bankruptcy. As currently proposed, the RSA does not provide for any recovery to the holder of the preferred limited partnership units of Castex, including those preferred limited partnership unit holders who have exercised their put rights. OHAI is not a party to the RSA and is exploring all available options in and out of bankruptcy for recovery on its investment in Castex.On February 26, 2018, we agreed to a settlement and agreed to withdraw our confirmation objections to the Debtors' Joint Plan of Reorganization under Chapter 11 of the Bankruptcy code in exchange for the potential to receive some amount of cash and warrants in the reorganized company. This agreement was approved on February 27, 2018. At this time we are unable to determine the value of a recovery, if any, resulting from the settlement which will be dependent upon the ultimate pool of unsecured claims. Therefore, until we are in a position to determine the value and likelihood of a recovery, we are estimating $0 fair market value of our investment in Castex at December 31, 2017 for financial statement purposes.

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of December 31, 2017. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market multiples would result in an increase or decrease, respectively in the fair value.

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2017

Note 11: Financial Highlights

	Year Ended December 31,
Per Share Data(1)	2017	2016	2015	2014	2013

Net asset value, beginning of period	$3.99	$5.49	$7.48	$9.20	$9.57
Net investment income	0.05	0.32	0.49	0.16	0.61
Net realized and unrealized gain (loss) on investments(2)	(1.59)	(1.58)	(2.03)	(1.24)	(0.42)
Net increase (decrease) in net assets resulting from operations	(1.54)	(1.26)	(1.54)	(1.08)	0.19
Distributions to common stockholders
Distributions from net investment income	(0.02)	(0.24)	(0.48)	(0.47)	(0.64)
Return of capital	(0.06)	—	—	(0.17)	—
Net decrease in net assets from distributions	(0.08)	(0.24)	(0.48)	(0.64)	(0.64)
Effect of shares repurchased, gross	—	—	0.03	—	0.08
Net asset value, end of period	$2.37	$3.99	$5.49	$7.48	$9.20

Market value, beginning of period	$1.72	$3.80	$4.69	$7.47	$7.22
Market value, end of period	$1.15	$1.72	$3.80	$4.69	$7.47
Market value return(3)	(29.0)%	(50.2)%	(10.7)%	(30.2)%	12.9%
Net asset value return(4)	(36.9)%	(20.0)%	(19.1)%	(9.7)%	4.9%
Ratios and Supplemental Data
($ and shares in thousands)
Net assets, end of period	$47,771	$80,493	$110,780	$154,164	$188,552
Average net assets	$60,411	$99,220	$143,394	$176,556	$192,392
Common shares outstanding, end of period	20,172	20,172	20,172	20,616	20,499
Total operating expenses/average net assets, before waived incentive fees(5)	15.4%	11.5%	8.3%	10.7%	7.9%
Total operating expenses/average net assets, net of waived incentive fees(5)	15.3%	11.5%	8.3%	10.7%	7.9%
Net investment income/average net assets, before waived incentive fees(5)(7)	1.6%	6.6%	7.0%	1.8%	6.5%
Net investment income/average net assets, net of waived incentive fees(5)(7)	1.7%	6.6%	7.0%	1.8%	6.5%
Portfolio turnover rate	25.7%	4.8%	26.7%	34.2%	43.6%
Expense Ratios (as a percentage of average net assets)(4)
Interest expense and bank fees	6.5%	3.9%	2.4%	1.2%	1.7%
Management fees(6)	3.1%	2.9%	2.1%	2.6%	2.9%
Incentive fees(6)	0.1%	0.3%	0.7%	—%	0.2%
Incentive fees, net of waived incentive fees(6)	—%	0.3%	0.7%	—%	0.2%
Costs related to strategic alternatives review	—%	—%	—%	3.4%	0.3%
Other operating expenses including provision for income taxes(5)(7)	5.6%	4.4%	3.2%	3.5%	2.8%
Total operating expenses including provision for income taxes, before waived incentive fees(5)(7)	15.3%	11.5%	8.4%	10.7%	7.9%
Total operating expenses including provision for income taxes, net of waived incentive fees(5)(7)	15.2%	11.5%	8.4%	10.7%	7.9%
_______________
(1)Per Share Data is based on weighted average number of common shares outstanding for the period.

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2017

(2)
May include a balancing amount necessary to reconcile the change in net asset value per share with other per share information presented. This amount may not agree with the aggregate gains and losses for the period because the difference in the net asset value at the beginning and end of the period may not equal the per share changes of the line items disclosed.

(3)
Total return based on market value is calculated as the change in market value per share during the respective periods, assuming dividends and distributions, if any, are reinvested in accordance with our dividend reinvestment plan.

(4)
Total return based on net asset value is calculated as the change in net asset value per share during the respective periods, assuming dividends and distributions, if any, are reinvested in accordance with dividend reinvestment plan.

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

(6)
On September 30, 2014, OHA replaced NGP Investment Advisor, LP as our investment advisor. Also, on November 10, 2017, we entered into an Incentive Fee Waiver Agreement with OHA whereby OHA agreed to waive any incentive fees earned relating to fiscal years 2017 and 2018. Under the Incentive Fee Waiver Agreement, any capital gains incentive fees that would have been earned and accrued during 2017 and 2018, which under our investment advisory agreement would not have been paid until 2018 and 2019, respectively, will be waived. For the year ended December 31, 2017, OHA waived $89,000 of capital gains incentive fee that would have been earned in 2017 and paid in 2018.

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

Note 12: Selected Quarterly Financial Data (unaudited)

	Investment Income		Net Investment Income (Loss)		Net Realized and Unrealized Gain (Loss) on Investments		Net Increase (Decrease) in Net Assets Resulting from Operations
Quarter Ended	Total	Per Share	Total	Per Share	Total	Per Share	Total	Per Share
	(In thousands, except per share amounts)
March 31, 2016	$5,157	$0.26	$1,835	$0.09	$(13,499)	$(0.67)	$(11,664)	$(0.58)
June 30, 3016	4,373	0.22	1,354	0.07	(1,239)	(0.06)	115	0.01
September 30, 2016	4,321	0.21	1,700	0.08	(4,312)	(0.21)	(2,612)	(0.13)
December 31, 2016	4,037	0.20	1,614	0.08	(12,899)	(0.64)	(11,285)	(0.56)
March 31, 2017	2,455	0.12	193	0.01	(19,284)	(0.96)	(19,091)	(0.95)
June 30, 2017	2,475	0.12	145	0.01	(5,041)	(0.25)	(4,896)	(0.24)
September 30, 2017	2,751	0.14	323	0.02	(8,508)	(0.42)	(8,185)	(0.41)
December 31, 2017	2,591	0.13	367	0.02	697	0.03	1,064	0.05

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
In connection with the preparation of this Annual Report on Form 10-K, as of the end of the fiscal period covered by this Annual Report on Form 10-K (December 31, 2017), we performed an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2017, our disclosure controls and procedures were effective in providing reasonable assurance (i) that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) that such information is accumulated and communicated to management in a manner that allows timely decisions regarding required disclosure.
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
Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2017. In making its assessment of internal control over financial reporting, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commissions (COSO) in Internal Control — Integrated Framework. Based on the results of this evaluation, management has determined that, as of December 31, 2017, our internal control over financial reporting is effective based on the criteria in Internal Control — Integrated Framework issued by COSO.
Our independent registered public accounting firm that has audited our financial statements has also audited the effectiveness of our internal control over financial reporting as of December 31, 2017, as stated in their report included herein.
Changes in Internal Control Over Financial Reporting
No changes to our internal control over financial reporting occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act).

Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
We hereby incorporate by reference the information required by Item 10 of Form 10-K from the information appearing in our definitive Proxy Statement relating to our 2018 annual meeting of stockholders, which will be filed pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2017.
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
Item 11. Executive Compensation
We hereby incorporate by reference the information required by Item 11 of Form 10-K from the information appearing in our definitive Proxy Statement relating to our 2018 annual meeting of stockholders, which will be filed pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2017.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
We hereby incorporate by reference the information required by Item 12 of Form 10-K from the information appearing in our definitive Proxy Statement relating to our 2018 annual meeting of stockholders, which will be filed pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2017.

Item 13. Certain Relationships and Related Transactions
We hereby incorporate by reference the information required by Item 13 of Form 10-K from the information appearing in our definitive Proxy Statement relating to our 2018 annual meeting of stockholders, which will be filed pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2017.

Item 14. Principal Accountant Fees and Services
We hereby incorporate by reference the information required by Item 14 of Form 10-K from the information appearing in our definitive Proxy Statement relating to our 2018 annual meeting of stockholders, which will be filed pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2017.

PART IV
Item 15. Exhibits, Financial Statement Schedules
We are filing the following documents as a part of this Annual Report on Form 10-K:

(a)	Financial Statements

(b)	Exhibits required to be filed by Item 601 of Regulation S-K
The following exhibits are filed as part of this Annual Report on Form 10-K or hereby incorporated by reference to exhibits previously filed with the SEC..

Schedule 12 – 14
OHA INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES(1)
December 31, 2017
(In Thousands)

Portfolio Company	Investment(2)	Year Ended December 31, 2017 Amount of Interest Credited to Income(3)	December 31, 2016 Fair Value	Gross Additions(4)	Gross Reductions(5)	December 31, 2017 Fair Value
Control Investments
		$—	$—	$—	$—	$—
Subtotal Control Investments		$—	$—	$—	$—	$—
Affiliate Investments
OCI Holdings, LLC	Subordinated Note	$3,920	$16,464	$3,539	$(1,988)	$18,015
	OHA/OCI Investments, LLC Units (6)	—	686	—	$(522)	164
Subtotal Affiliate Investments		$3,920	$17,150	$3,539	$(2,510)	$18,179
Total Control Investments and Affiliate Investments		$3,920	$17,150	$3,539	$(2,510)	$18,179
_______________

(1)	This schedule should be read in conjunction with our Consolidated Financial Statements for the year ended December 31, 2017.

(2)
Units and common stock are generally non-income producing and restricted. The principal amount for debt, number of shares of common stock or number, or percentage of, units is shown in the Consolidated Schedule of Investments as of December 31, 2017.

(3)
Represents the total amount of interest and discount accretion credited to income for the portion of the year an investment was included in our Control Investments or Affiliate Investments categories, as applicable.

(4)
Gross additions include increases in investments resulting from new portfolio company investments, payment-in-kind interest and the amortization of discounts or fees. Gross additions also include net increases in unrealized appreciation or net decreases in unrealized depreciation.

(5)	Gross reductions include increases in net unrealized depreciation.

(6)	Non-income producing equity security.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OHA INVESTMENT CORPORATION
/s/ STEVEN T. WAYNE
By:	Steven T. Wayne President and Chief Executive Officer

Date: March 26, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. This document may be executed by the signatories hereto on any number of counterparts, all of which constitute one and the same instrument.

Signature	Title	Date
/s/ STEVEN T. WAYNE	President and Chief Executive Officer	March 26, 2018
Steven T. Wayne	(Principal Executive Officer)
/s/ CORY E. GILBERT	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 26, 2018
Cory E. Gilbert
/s/ GLENN R. AUGUST	Director and Chairman of the Board	March 26, 2018
Glenn R. August
/s/ ALAN M. SCHRAGER	Director	March 26, 2018
Alan M. Schrager
/s/ STUART I. ORAN	Director	March 26, 2018
Stuart I. Oran
/s/ JAMES A. STERN	Director	March 26, 2018
James A. Stern
/s/ FRANK V. TANNURA	Director	March 26, 2018
Frank V. Tannura

INDEX TO EXHIBITS

Exhibit No.	Exhibit
3.1	Articles of Incorporation (filed as Exhibit (a)(1) to our Registration Statement on Form N-2 filed on August 16, 2004 (Registration No. 333-118279) and incorporated herein by reference)
3.2	Articles of Amendment and Restatement (filed as Exhibit 3.2 to our Annual Report on Form 10-K filed on April 12, 2005 and incorporated herein by reference)
3.3	Second Amended and Restated Bylaws (filed as Exhibit 3.3 to our Annual Report on Form 10-K filed on March 15, 2016 and incorporated herein by reference)
4.1	Form of Stock Certificate (filed as Exhibit 4.1 to our Annual Report on Form 10-K filed on March 12, 2015 and incorporated herein by reference)
4.2	Dividend Reinvestment Plan (filed as Exhibit 4.2 to our Annual Report on Form 10-K filed on March 12, 2015 and incorporated herein by reference)
10.1
Stock Purchase and Transaction Agreement dated as of July 21, 2014 by and among Registrant, OHA BDC Investor, LLC and Oak Hill Advisors, L.P. (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on July 21, 2014, and incorporated herein by reference)

10.2
Investment Advisory Agreement, dated September 30, 2014, between OHA Investment Corporation and Oak Hill Advisors, L.P. (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on October 2, 2014, and incorporated herein by reference)

10.3
Administration Agreement dated September 30, 2014, between OHA Investment Corporation and Oak Hill Advisors, L.P. (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on October 2, 2014, and incorporated herein by reference)

10.4
Form of Indemnity Agreement between the Registrant and the directors and officers of the Registrant (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on November 7, 2014 and incorporated herein by reference)

10.5
Security Procedure Agreement, dated January 23, 2015, by and between OHA Investment Corporation and Wells Fargo Bank, National Association (filed as Exhibit 10.18 to our Quarterly Report on Form 10-Q filed on August 6, 2015 and incorporated herein by reference)

10.6
Amendment to Security Procedure Agreement, dated June 18, 2015, by and between OHA Investment Corporation and Wells Fargo Bank, National Association (filed as Exhibit 10.19 to our Quarterly Report on From 10-Q filed on August 6, 2015 and incorporated herein by reference)

10.7
Credit Agreement dated September 9, 2016, by and among OHA Investment Corporation, the lenders from time to time thereto and MidCap Financial Trust as administrative agent (filed as Exhibit 10.20 to our Current Report on Form 8-K filed on September 12, 2016 and incorporated herein by reference)

10.8
Security Agreement, dated September 9, 2016, by and among OHA Investment Corporation, the subsidiary guarantors party thereto and MidCap Financial Trust, as administrative agent (filed as Exhibit 10.21 to our Current Report on Form 8-K filed on September 12, 2016 and incorporated herein by reference)

10.9
Guaranty Agreement, dated September 9, 2016, by and among the subsidiary guarantors and MidCap Financial Trust, as administrative agent (filed as Exhibit 10.22 to our Current Report on Form 8-K filed on September 12, 2016 and incorporated herein by reference)

10.1
Custodial Agreement dated September 26, 2016, between OHA Investment Corporation and Wells Fargo Bank, National Association (filed as Exhibit 10.22 to our Quarterly Report on Form 10-Q filed on November 14, 2016 and incorporated herein by reference)

10.11
Amendment No. 1 to Credit Agreement dated September 9, 2016, between the Registrant, the lenders and from time to time party thereto and MidCap Financial Trust, as administrative agent (filed as Exhibit 10.11 to our Quarterly Report on Form 10-Q filed on November 13, 2017 and incorporated herein by reference)

10.12
Incentive Fee Waiver in connection with the Investment Advisory Agreement between the Registrant and Oak Hill Advisors, L.P., as advisor (filed as Exhibit 10.12 to our Quarterly Report on Form 10-Q filed on November 13, 2017 and incorporated herein by reference)

14.1*	Code of Business Conduct and Ethics
14.2*	Code of Ethics and Personal Trading Policy adopted October 15, 2017
21.1*	Subsidiaries
31.1*	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Executive Officer
31.2*	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Financial Officer
32.1*	Section 1350 Certification by the Chief Executive Officer

32.2*	Section 1350 Certification by the Chief Financial Officer
*	Filed herewith.