Form 10-Q
period 2018-03-31
OHA Investment Corp
filed 2018-05-14
CIK 1297704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 14, 2018, there were 20,172,392 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

OHA INVESTMENT CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2018	December 31, 2017
	(unaudited)
Assets
Investments in portfolio securities at fair value
Affiliate investments (cost: $24,267 and $23,263, respectively)	$18,177	$18,179
Non-affiliate investments (cost: $129,681 and $132,429, respectively)	46,863	46,751
Total portfolio investments (cost: $153,948 and $155,692, respectively)	65,040	64,930
Investments in U.S. Treasury Bills at fair value (cost: $14,996 and $19,994, respectively)	14,996	19,994
Total investments	80,036	84,924
Cash and cash equivalents	22,235	19,939
Accounts receivable and other current assets	6	—
Interest receivable	457	632
Due from broker	103	—
Other prepaid assets	11	21
Deferred tax asset	591	632
Total current assets	23,403	21,224
Total assets	$103,439	$106,148

Liabilities
Current liabilities
Distributions payable	$403	$403
Accounts payable and accrued expenses	1,682	1,585
Due to broker	1,250	—
Due to affiliate (Note 4)	96	562
Management and incentive fees payable (Note 4)	400	426
Income taxes payable	30	24
Repurchase agreement	14,695	19,592
Short-term debt, net of debt issuance costs	35,783	35,785
Total current liabilities	54,339	58,377
Long-term debt, net of debt issuance costs	—	—
Total liabilities	54,339	58,377
Commitments and Contingencies (Note 6)
Net assets
Common stock, $.001 par value, 250,000,000 shares authorized; 20,172,392 and 20,172,392 shares issued and outstanding, respectively	20	20
Paid-in capital in excess of par	234,553	234,553
Undistributed net investment loss	(2,611)	(2,113)
Undistributed net realized capital loss	(97,072)	(97,043)
Net unrealized depreciation on investments	(85,790)	(87,646)
Total net assets	49,100	47,771
Total liabilities and net assets	$103,439	$106,148
Net asset value per share	$2.43	$2.37
(See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	For the three months ended March 31,
	2018	2017
Investment income:
Interest income:
Affiliate investments	$122	$103
Payment-in-kind from affiliate investments	988	792
Non-affiliate investments	1,118	1,509
Money market interest	49	—
Other income	6	51
Total investment income	2,283	2,455
Operating expenses:
Interest expense and bank fees	823	974
Management fees (Note 4)	400	570
Incentive fees (Note 4)	1	—
Costs related to strategic alternatives review	75	—
Professional fees	643	271
Other general and administrative expenses	370	382
Directors fees	61	61
Total operating expenses	2,373	2,258
Waived incentive fees (Note 4)	(1)	—
Income tax provision, net	6	4
Net investment income (loss)	(95)	193
Realized and unrealized gain (loss) on investments:
Net realized capital gain (loss) on investments
Control investments	—	1
Non-affiliate investments	13	94
Benefit (Provision) for taxes on realized gain (loss)	(42)	—
Total net realized capital gain (loss) on investments	(29)	95
Net unrealized appreciation (depreciation) on investments
Control investments	—	—
Affiliate investments	(1,006)	(299)
Non-affiliate investments	2,862	(19,080)
Total net unrealized appreciation (depreciation) on investments	1,856	(19,379)

Net increase (decrease) in net assets resulting from operations	$1,732	$(19,091)

Net increase (decrease) in net assets resulting from operations per common share	$0.08	$(0.95)

Distributions declared per common share	$0.02	$0.02
Weighted average shares outstanding - basic and diluted	20,172	20,172

 (See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
(in thousands, except per share data)
(unaudited)

	For the three months ended March 31,
	2018	2017
Increase (decrease) in net assets from operations
Net investment income	$(95)	$193
Net realized capital gain (loss) on investments	(29)	95
Net unrealized appreciation (depreciation) on investments	1,856	(19,379)
Net increase (decrease) in net assets resulting from operations	1,732	(19,091)
Distributions to common stockholders
Distributions from net investment income	(403)	(403)
Net decrease in net assets from distributions	(403)	(403)
Net increase (decrease) in net assets	1,329	(19,494)
Net assets, beginning of period	47,771	80,493
Net assets, end of period	$49,100	$60,999
Net asset value per common share at end of period	$2.43	$3.02
Common shares outstanding at end of period	20,172	20,172

(See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the three months ended March 31,
	2018	2017
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$1,732	$(19,091)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash provided by (used in) operating activities:
Payment-in-kind interest	(988)	(1,445)
Net amortization of premiums, discounts and fees	(44)	(81)
Net realized capital (gain) loss on investments	(13)	(95)
Net unrealized depreciation on investments	(1,856)	19,379
Purchase of investments in portfolio securities	(10,858)	(9,925)
Proceeds from redemption or sale of investments in portfolio securities	13,649	8,490
Purchase of investments in U.S. Treasury Bills	(15,000)	(40,000)
Proceeds from redemption of investments in U.S. Treasury Bills	19,998	40,000
Amortization of debt issuance costs on Credit Facility	178	289
Effects of changes in operating assets and liabilities:
Accounts receivable and other current assets	(6)	(6)
Interest receivable	175	626
Prepaid assets	10	6
Payables and accrued expenses	77	(556)
Deferred tax asset	41	—
Due from broker	(103)	(3,551)
Due to broker	1,250	—
Due to affiliate	(466)	(51)
Net cash provided by (used in) operating activities	7,776	(6,011)
Cash flows from financing activities:
Borrowings under repurchase agreement	14,695	39,200
Debt issuance cost paid	(180)	—
Repayments on repurchase agreement	(19,592)	(39,200)
Distributions to common stockholders	(403)	(1,210)
Net cash used in financing activities	(5,480)	(1,210)
Net change in cash and cash equivalents	2,296	(7,221)
Cash and cash equivalents, beginning of period	19,939	16,533
Cash and cash equivalents, end of period	$22,235	$9,312

(See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2018
(in thousands, except share amounts and percentages)
(unaudited)

Portfolio Company	Industry Segment	Investment(1)	Principal	Cost	Fair Value(2)

Affiliate Investments - (5% to 25% owned)
OCI Holdings, LLC	Home Health Services	Subordinated Note (LIBOR+ 12.0% cash with a 1.0% floor plus 3.0% PIK)(7), 20.88%, due 8/15/2018	$21,794	$21,767	$18,015
OCI Holdings, LLC	Home Health Services	100% of Class A Units in OHA/OCI Investments, LLC representing 20.8% diluted ownership of OCI Holdings, LLC(11)		2,500	162
Subtotal Affiliate Investments - (5% to 25% owned)				$24,267	$18,177

Non-affiliate Investments - (Less than 5% owned)
Equinox Holdings, Inc.	Leisure Goods, Activities, Movies	Second Lien Term Loan (LIBOR+7.0% with a 1.0% floor), 8.88%, due 9/6/2024(3)	7,000	6,953	7,193
PAE Holding Corporation	Aerospace and Defense	Second Lien Term Loan (LIBOR+9.50% with a 1.0% floor), 11.49%, due 10/20/2023(3)	6,888	6,734	6,940
Berlin Packaging	Packaging	Second Lien Term Loan (LIBOR +6.75% with a 1.0% floor), 8.42%, due 10/1/2022(3)	6,705	6,457	6,780
CVS Holdings I, LP (MyEyeDr)	Retail	Second Lien Term Loan (LIBOR+6.75% with a 1.0% floor), 8.54%, due 2/6/2025(3)	5,000	4,975	5,006
Avantor Performance Materials, Inc.	Chemicals	Senior Unsecured Notes 9.0% due 10/1/2025(3)	5,000	5,000	4,925
WASH Multifamily Acquisition, Inc.	Industrials - Laundry Equipment	Second Lien Term Loan (LIBOR + 7.0% with a 1.0% floor), 8.88%, due 5/14/2023(3)	3,404	3,386	3,387
DexKo Global, Inc.	Automotive	Second Lien Term Loan (LIBOR+8.25% with a 1.0% floor), 10.55%, due 7/24/2025(3)	3,000	2,978	3,045
TIBCO Software, Inc.	Software	Senior Unsecured Notes, 11.38%, due 12/1/2021(3)	2,100	1,974	2,286
MW Industries (Helix Acquisition)	Industrials	Second Lien Term Loan (LIBOR+8.0%), 10.30%, due 9/27/2025(3)	1,400	1,387	1,426
Hayward Industries, Inc.	Consumer Goods	Second Lien Term Loan (LIBOR+8.25%), 10.13%, due 8/4/2025(3)	1,302	1,280	1,299
Allied Universal Holdco, LLC	Business Services	Second Lien Term Loan (LIBOR+8.5% with a 1.0% floor), 10.27%, due 7/28/2023(3)	1,250	1,250	1,244
Safe Fleet Holdings, LLC	Industrials	Second Lien Term Loan (LIBOR+6.75% with a 1.0% floor), 8.53%, due 2/1/2026(3)	700	697	712
 (See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2018
(in thousands, except share amounts and percentages)
(unaudited — continued)

Portfolio Company	Industry Segment	Investment(1)	Principal	Cost	Fair Value(2)

Non-affiliate Investments - (Less than 5% owned) - Continued
Coinamatic Canada, Inc.(5)	Industrials - Laundry Equipment	Second Lien Term Loan (LIBOR + 7.0% with a 1.0% floor), 8.88%, due 5/14/2023(3)(5)	596	593	593
ClearChoice (CC Dental Implants Intermediate)	Healthcare	First Lien Revolver (Last Out) (Funded: LIBOR+6.5% with a 1.0% floor), 8.48%, due 1/2/2023(12)(13)	563	547	547
ClearChoice (CC Dental Implants Intermediate)	Healthcare	First Lien Term Loan (Last Out) (LIBOR+6.5% with a 1.0% floor), 8.66% due 1/2/2023)(13)	500	495	495
MedRisk, LLC	Healthcare	Second Lien Term Loan (LIBOR+6.75%), 8.63%, due 12/28/2025)(3)	500	498	500
EaglePicher Technologies, LLC	Aerospace and Defense	Second Lien Term Loan (LIBOR+7.25%), 8.96% due 3/28/2026(3)	300	298	303
Gramercy Park CLO Ltd.(5)	Financial Services	Subordinated Notes, Residual Interest, 13.46% based on cost, due 7/17/2023	9,000	19	182
Castex Energy 2005, LP	Oil & Natural Gas Production and Development	Redeemable Preferred LP Units (current pay 8.0% cash or 10.0% PIK)(6)(8)	62,529	56,315	—
ATP Oil & Gas Corporation/Bennu Oil & Gas, LLC	Oil & Natural Gas Production and Development	Limited Term Royalty Interest (notional rate of 13.2%)(9)		27,845	—
Globe BG, LLC	Coal Production	Contingent earn-out related to July 2011 sale of royalty interests in Alden Resources, LLC(10)		—	—
Subtotal Non-affiliate Investments - (Less than 5% owned)				$129,681	$46,863
Subtotal Portfolio Investments (81.3% of total investments)				$153,948	$65,040

GOVERNMENT SECURITIES
U.S. Treasury Bills(4)			$15,000	$14,996	$14,996
Subtotal Government Securities (18.7% of total investments)				$14,996	$14,996

TOTAL INVESTMENTS				$168,944	$80,036

 (See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2018
(in thousands, except share amounts and percentages)
(unaudited — continued)

NOTES TO CONSOLIDATED SCHEDULE OF INVESTMENTS

(1)
We pledged all of our portfolio investments, except our investments in U.S. Treasury Bills, as collateral for obligations under our Credit Facility. See Note 3 to Consolidated Financial Statements. Percentages represent interest rates in effect as of March 31, 2018, and due dates represent the contractual maturity dates. Common stock, units and earn-outs are non-income producing securities, unless otherwise stated.

(2)
The Audit Committee recommends fair values of each asset to our Board of Directors, which in good faith determines the final fair value for each investment. Fair value is determined using unobservable inputs (Level 3 hierarchy), unless otherwise stated. See Note 7 to the Consolidated Financial Statements.

(3)	Fair value is determined using prices with observable market inputs (Level 2 hierarchy). See Note 7 to the Consolidated Financial Statements.

(4)	Fair value is determined using prices for identical securities in active markets (Level 1 hierarchy). See Note 7 to the Consolidated Financial Statements.

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

During the first quarter of 2017, we placed our investment in Castex on non-accrual status based on our March 31, 2017 valuation, which reflected a determination that future payments received from this investment would no longer be sufficient to cover all of the contractual principal and dividend amounts on this investment. On October 16, 2017, Castex announced that it (together with certain affiliates) has filed bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. According to the filing, Castex and its affiliates in bankruptcy entered into a restructuring support agreement ("RSA") with pre-petition lenders holding approximately 86% in principal amount of claims under the pre-petition credit facility. On February 26, 2018, we agreed to a settlement and agreed to withdraw our confirmation objections to the Debtors' Joint Plan of Reorganization under Chapter 11 of the Bankruptcy code in exchange for the potential to receive some amount of cash and warrants in the reorganized company. This agreement was approved on February 27, 2018. At this time we are unable to determine the value of a recovery, if any, resulting from the settlement which will be dependent upon the ultimate pool of unsecured claims. Therefore, until we are in a position to determine the value and likelihood of a recovery, we continue to estimate $0 fair market value of our investment in Castex at March 31, 2018 for financial statement purposes.

(9)
Effective July 1, 2015, ATP was placed on non-accrual status based on estimated future production payments and income is recognized to the extent cash received. For more information on ATP, refer to the discussion of the ATP litigation in Note 7 to the Consolidated Financial Statements.

OHA INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2018
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

(12)
Represents a revolving line of credit of which $1.0 million of the $1.6 million total commitment is unfunded at March 31, 2018. The revolving line of credit includes a 0.75% unused fee applied to the unfunded amount.

(13)	Investment is entitled to skim interest which will result in a higher interest rate spread by approximately 28 basis points.

 (See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2017
(in thousands, except share amounts and percentages)

Portfolio Company	Industry Segment	Investment(1)	Principal	Cost	Fair Value(2)

Affiliate Investments - (5% to 25% owned)
OCI Holdings, LLC	Home Health Services	Subordinated Note (LIBOR+ 12.0% cash with a 1.0% floor plus 3.0% PIK)(7), 20.56%, due 8/15/2018	$20,806	$20,763	$18,015
OCI Holdings, LLC	Home Health Services	100% of Class A Units in OHA/OCI Investments, LLC representing 20.8% diluted ownership of OCI Holdings, LLC(11)		2,500	164
Subtotal Affiliate Investments - (5% to 25% owned)				$23,263	$18,179

Non-affiliate Investments - (Less than 5% owned)
Talos Production, LLC	Oil & Natural Gas Production and Development	Senior Unsecured Notes 9.75%, due 2/15/2018(3)	$11,536	$11,534	$8,652
Equinox Holdings, Inc.	Leisure Goods, Activities, Movies	Second Lien Term Loan (LIBOR+7.0% with a 1.0% floor), 8.57%, due 9/6/2024(3)	7,000	6,951	7,245
PAE Holding Corporation	Aerospace and Defense	Second Lien Term Loan (LIBOR+9.50% with a 1.0% floor), 11.12%, due 10/20/2023(3)	6,888	6,729	6,931
Berlin Packaging	Packaging	Second Lien Term Loan (LIBOR +6.75% with a 1.0% floor), 8.12%, due 10/1/2022(3)	6,705	6,447	6,780
Avantor Performance Materials, Inc.	Chemicals	Senior Unsecured Notes, 9.0%, due 10/1/2025(3)	5,000	5,000	4,925
WASH Multifamily Acquisition, Inc.	Industrials - Laundry Equipment	Second Lien Term Loan (LIBOR + 7.0% with a 1.0% floor), 8.57%, due 5/14/2023(3)	3,404	3,385	3,387
DexKo Global, Inc.	Automotive	Second Lien Term Loan (LIBOR+8.25% with a 1.0% floor), 9.94%, due 7/24/2025(3)	3,000	2,977	3,038
TIBCO Software, Inc.	Software	Senior Unsecured Notes, 11.38%, due 12/1/2021(3)	2,100	1,968	2,286
MW Industries (Helix Acquisition)	Industrials	Second Lien Term Loan (LIBOR+8.0%), 9.69%, due 9/27/2025(3)	1,400	1,386	1,409
Hayward Industries, Inc.	Consumer Goods	Second Lien Term Loan (LIBOR+8.25%), 9.82%, due 8/04/2025(3)	1,302	1,280	1,296

(See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2017
(in thousands, except share amounts and percentages)
(continued)

Portfolio Company	Industry Segment	Investment(1)	Principal	Cost	Fair Value(2)

Non-affiliate Investments - (Less than 5% owned) - Continued
Coinamatic Canada, Inc.	Industrials - Laundry Equipment	Second Lien Term Loan (LIBOR + 7.0% with a 1.0% floor), 8.57%, due 5/14/2023(3)	$596	$593	$593
Gramercy Park CLO Ltd. (5)	Financial Services	Subordinated Notes, Residual Interest, 13.46% based on cost, due 7/17/2023	9,000	19	209
Castex Energy 2005, LP	Oil & Natural Gas Production and Development	Redeemable Preferred LP Units (current pay 8.0% cash or 10.0% PIK(6)(8)	62,529	56,315	—
ATP Oil & Gas Corporation/Bennu Oil & Gas, LLC	Oil & Natural Gas Production and Development	Limited Term Royalty Interest (notional rate of 13.2%)(9)	—	27,845	—
Globe BG, LLC	Coal Production	Contingent earn-out related to July 2011 sale of royalty interests in Alden Resources, LLC (10)	—	—	—
Subtotal Non-affiliate Investments - (Less than 5% owned)				$132,429	$46,751
Subtotal Portfolio Investments (76.5% of total investments)				$155,692	$64,930

GOVERNMENT SECURITIES
U.S. Treasury Bills(4)			$20,000	$19,994	$19,994
Subtotal Government Securities (23.5% of total investments)				$19,994	$19,994

TOTAL INVESTMENTS				$175,686	$84,924

 (See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2017
(in thousands, except share amounts and percentages)
(continued)

NOTES TO CONSOLIDATED SCHEDULE OF INVESTMENTS

(1)
We pledged all of our portfolio investments, except our investments in U.S. Treasury Bills, as collateral for obligations under our Credit Facility. See Note 3 to Consolidated Financial Statements. Percentages represent interest rates in effect as of December 31, 2017, and due dates represent the contractual maturity dates. Common stock, units and earn-outs are non-income producing securities, unless otherwise stated.

(2)
The Audit Committee recommends fair values of each asset to our Board of Directors, which in good faith determines the final fair value for each investment. Fair value is determined using unobservable inputs (Level 3 hierarchy), unless otherwise stated. See Note 7 to the Consolidated Financial Statements.

(3)	Fair value is determined using prices with observable market inputs (Level 2 hierarchy). See Note 7 to the Consolidated Financial Statements.

(4)	Fair value is determined using prices for identical securities in active markets (Level 1 hierarchy). See Note 7 to the Consolidated Financial Statements.

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
(continued)

NOTES TO CONSOLIDATED SCHEDULE OF INVESTMENTS - Continued

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

(See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION
CONSOLIDATED FINANCIAL HIGHLIGHTS
(unaudited)

	For the three months ended March 31,
Per Share Data(1)	2018	2017
Net asset value, beginning of period	$2.37	$3.99
Net investment income, net of tax	(0.01)	0.01
Net realized and unrealized loss on investments(2)	0.09	(0.96)
Net decrease in net assets resulting from operations	0.08	(0.95)
Distributions to common stockholders
Distributions from net investment income	(0.02)	(0.02)
Net decrease in net assets from distributions	(0.02)	(0.02)
Net asset value, end of period	2.43	3.02

Market value, beginning of period	$1.15	$1.72
Market value, end of period	$1.40	$1.54
Market value return(3)(4)	23.8%	(9.5)%

Ratios and Supplemental Data
($ and shares in thousands)
Net assets, end of period	$49,100	$60,999
Average net assets	$48,516	$76,630
Common shares outstanding, end of period	20,172	20,172
Total operating expenses and taxes/average net assets, before waived incentive fees (5)	19.9%	12.0%
Total operating expenses and taxes/average net assets, net of waived incentive fees (5)	19.9%	12.0%
Net investment income(loss)/average net assets, before waived incentive fees(5)	(0.8)%	1.0%
Net investment income (loss)/average net assets, net of waived incentive fees(5)	(0.8)%	1.0%
Portfolio turnover rate	16.7%	7.8%

Expense Ratios (as a percentage of average net assets)(5)
Interest expense and bank fees	6.9%	5.2%
Management fees	3.3%	3.0%
Incentive fees	—%	—%
Incentive fees, net of waived incentive fees	—%	—%
Costs related to strategic alternatives review	0.6%	—%
Other operating expenses, including provision for income taxes	9.1%	3.8%
Total operating expenses, including provision for income taxes, before waived incentive fees	19.9%	12.0%
Total operating expenses, including provision for income taxes, net of waived incentive fees	19.9%	12.0%

(1)	Per share data is based on weighted average number of common shares outstanding for the period.

(2)	May include a balancing amount necessary to reconcile the change in net asset value per share with other per share information presented due to rounding.

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
March 31, 2018
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
We omit certain information and footnote disclosures normally included in audited financial statements prepared in accordance with GAAP pursuant to such rules and regulations. We believe we include all adjustments which are of a normal recurring nature, so that these financial statements fairly present our financial position, results of operations and cash flows. Interim results are not necessarily indicative of results for a full year or any other interim period. You should read these unaudited consolidated financial statements in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2017.
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

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
March 31, 2018
(unaudited)

As of May 14, 2018, the total outstanding principal amount of our debt obligations under our Credit Facility (as defined below) is $36.0 million. This amount, along with accrued interest, will be due and payable upon expiration of our Credit Facility which is scheduled to expire on September 9, 2018. If we do not have a new credit facility in place prior to that date, or if we are unable to extend our existing Credit Facility, we will consider a number of actions in order to increase our liquidity to levels sufficient to meet our debt obligations under the existing Credit Facility and any other anticipated cash needs through May 14, 2019. These actions include: refinancing our debt obligations with other lenders, disposing of certain portfolio investments, and reducing other controllable cash outflows.
We believe we will be able to take such actions in a manner that would enable us to meet our debt obligations and other cash needs through May 14, 2019. However, failure to successfully execute our liquidity plans or otherwise address our liquidity needs may have a material adverse effect on our business and financial position, and may materially affect our ability to continue as a going concern.
Cash and Cash Equivalents
Cash and cash equivalents consist of bank demand deposits and investments in money market funds. The Company considers cash and cash equivalents to include money market funds and may invest in money market funds as part of its cash management activities. As of March 31, 2018, the Company held $1.5 million in cash and cash equivalents and $20.7 million in money market funds.
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

Declaration Date	Per Share Amount	Record Date	Payment Date
March 14, 2017	$0.02	March 31, 2017	April 7, 2017
June 16, 2017	0.02	June 30, 2017	July 10, 2017
September 18, 2017	0.02	September 30, 2017	October 9, 2017
December 12, 2017	0.02	December 31, 2017	January 9, 2018
March 14, 2018	0.02	March 31, 2018	April 9, 2018

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
On February 2, 2018, we exercised the option to extend the Credit Facility through September 9, 2018.
As of March 31, 2018 and December 31, 2017, the total amount outstanding under the Credit Facility was $36.0 million with $0.0 million available to draw. The total amount outstanding on the Credit Facility is shown net of unamortized debt issuance costs of $0.2 million and $0.2 million on our Consolidated Balance Sheet as of March 31, 2018 and December 31, 2017, respectively. Substantially all of our assets, except our investments in U.S. Treasury Bills, are pledged as collateral for the obligations under the Credit Facility. The Credit Facility bears an interest rate of Adjusted LIBOR plus 5.35% for Eurodollar Loans, subject to a 1% LIBOR floor, and Base

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
March 31, 2018
(unaudited)

Rate plus 4.35% for Base Rate Loans. As of March 31, 2018, the interest rate on our outstanding principal balance of $36.0 million was 7.01%.
On November 10, 2017, we entered into an amendment to the Credit Facility whereby we agreed to make a voluntary principal prepayment in the amount of $4.5 million, reducing the total principal amount outstanding to $36.0 million, and the lenders agreed not to test certain covenants at certain determination dates.
The Credit Facility contains affirmative and reporting covenants and certain financial ratio and restrictive covenants. We have complied with these covenants from the date of the Credit Agreement through March 31, 2018, and had no existing defaults or events of default under the Credit Facility. The financial covenants, with terms as defined in the Credit Agreement, are:

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

At the end of each quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which includes purchasing U.S. Treasury Bills, by utilizing repurchase agreements on a temporary basis. On March 28, 2018, we purchased $15.0 million of U.S. Treasury Bills and contemporaneously entered into a $14.7 million repurchase arrangement with a global financial institution to finance such purchase. Under the repurchase arrangement, we transferred $15.0 million of U.S. Treasury Bills and $0.3 million of cash as collateral under the repurchase agreement. We repaid the $14.7 million borrowed under the repurchase agreement, and was returned the $0.3 million cash collateral, net of a $6 thousand financing fee, upon maturity of the U.S. Treasury Bills on April 5, 2018. We account for the transfer of the U.S. Treasury Bills under the repurchase agreement as a secured borrowing in accordance with GAAP. As a result, the U.S. Treasury Bills are recorded on our books as investments in U.S. Treasury Bills, and the amount outstanding under the repurchase agreement is recorded as short-term debt at March 31, 2018.
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
Base Management Fee: The base management fee is paid quarterly in arrears and is calculated by multiplying the average value of our total assets (excluding cash, cash equivalents and U.S. Treasury Bills that are purchased with borrowed funds solely for the purpose of satisfying quarter-end diversification requirements related to our election to be taxed as a RIC under the Code), as of the end of the two immediately prior fiscal quarters, by a rate of 1.75% per annum, with a 0.25% reduction in this 1.75% annual rate for the first year following September 30, 2014. Three months ended March 31, 2018 and 2017, we incurred $0.4 million and $0.6 million, respectively, in base management fees.
Incentive Fee: The incentive fee consists of two parts. The first part, the investment income incentive fee, is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the fiscal quarter for which the fee is being calculated. Pre-incentive fee net investment income means interest income, dividend income, royalty payments, net profits interest

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
March 31, 2018
(unaudited)

payments, and any other income (including any other fees, such as commitment, origination, syndication, structuring, diligence, monitoring and consulting fees or other fees that we receive from portfolio companies) accrued during the fiscal quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement, and any interest expense and distributions paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income that we have not yet received in cash. Accordingly, we may pay an incentive fee based partly on accrued investment income, the collection of which is uncertain or deferred. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses, or unrealized capital appreciation or depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets (defined as total assets less liabilities at the end of the immediately preceding fiscal quarter) is compared to a “hurdle rate” of 1.75% per quarter (7% annualized). OHA receives no incentive fee for any fiscal quarter in which our pre-incentive fee net investment income does not exceed the hurdle rate. OHA receives an incentive fee equal to 100% of our pre-incentive fee net investment income for any fiscal quarter in which our pre-incentive fee net investment income exceeds the hurdle rate but is less than 2.1875% (8.75% annualized) of net assets (also referred to as the “catch up” provision) plus 20% of our pre-incentive fee net investment income for such fiscal quarter greater than 2.1875% (8.75% annualized) of net assets. For the three months ended March 31, 2018, and for the three months ended March 31, 2017, we did not incur any investment income incentive fees.
The second part of the incentive fee, the capital gains incentive fee, is determined and payable in arrears as of the end of each fiscal year (or, upon termination of the Investment Advisory Agreement, as of the termination date). The capital gains incentive fee is equal to 20% of our cumulative aggregate realized capital gains from September 30, 2014 through the end of that fiscal year, computed net of our cumulative aggregate realized capital losses and cumulative aggregate unrealized depreciation on investments for the same time period. The aggregate amount of any previously paid capital gains incentive fees to OHA is subtracted from the capital gains incentive fee calculated. If such amount is negative, then there is no capital gains fee for such year. For the purposes of the capital gains fee, any gains and losses associated with our investment portfolio as of September 30, 2014 shall be excluded from the capital gains fee calculation. For the three months ended March 31, 2018, we estimated $1,000 in capital gain fees which is subject to the Incentive fee waiver agreement. We did not accrue any capital gains incentive fees for the three months ended March 31, 2017.
On November 10, 2017, we entered into an Incentive Fee Waiver Agreement with OHA whereby OHA agreed to waive any incentive fees earned relating to fiscal years 2017 and 2018. Under the Incentive Fee Waiver Agreement, any capitalized gains fees that would have been earned and accrued during 2017 and 2018, which under our Investment Advisory Agreement would not have been paid until 2018 and 2019, respectively, will be waived. For the three months ended March 31, 2018, OHA waived $1,000 of capital gains incentive fee that would have been accrued as of March 31, 2018.
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
We owed $0.1 million and $0.6 million to OHA under the Administration Agreement as of March 31, 2018 and December 31, 2017, respectively, for expenses incurred on our behalf for the final month of the respective quarterly period. We include these amounts in due to affiliate on our Consolidated Balance Sheets.

Note 5: Federal Income Taxes
We operate so as to qualify, for tax purposes, as a RIC under Subchapter M of Chapter 1 of the Code. As a RIC, we are generally not subject to corporate-level U.S. federal income taxes on the portion of our investment company taxable income and net capital gain

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
March 31, 2018
(unaudited)

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
On December 22, 2017, the U.S. government enacted significant tax legislation commonly referred to as the Tax Act and Job Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including but not limited to, (1) reducing the U.S. federal corporate income tax rate from 35 percent to 21 percent, (2) repealing the Corporate Alternative Minimum Tax (AMT), (3) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries, (4) creating a new limitation on deductible interest expense, (5) changing rules related to the use and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017 and; (6) the requirement to pay a one-time transition tax on all undistributed earnings of foreign subsidiaries.
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
In connection with our initial analysis of the impact of the Tax Act, we have recorded a net tax expense of approximately $12.2 million in the period ending December 31, 2017 which consists of a reduction of deferred tax assets previously valued at 34%. This tax expense and reduction in deferred tax assets was fully offset by a simultaneous reduction in our valuation allowance. The reduction in the statutory U.S. federal rate is expected to positively impact our future U.S. after tax earnings.
At December 31, 2017, due to the Tax Act, we determined that we were eligible for a refund of our AMT credit carryforward. Accordingly, the valuation allowance related to this AMT credit carryforward has been released in the amount of $632,000, or $0.03 per share. The valuation allowance related to other net deferred tax assets remains. The initial determination of the AMT credit refund was not adjusted for sequestration. Based on guidance the IRS published on March 28, 2018, the AMT tax refund is subject to sequestration (approximately 6.6%). Therefore, the associated deferred tax asset has been reduced at March 31, 2018, for $42,000 for the sequestration. The provisional amount of $0.7 million at December 31, 2017 was based on our understanding of the impact of the Tax Act, which changed in the three months ended March 31, 2018 and may still change as as notices and regulations regarding the Tax Act are issued. We need more time and further guidance to more accurately account for the tax law changes under ASC 740. While we feel confident we have accounted for the other material changes in the tax law correctly, any future notices or regulations further clarifying the law could alter our analysis.
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
Tax years 2014 through 2017 with respect to the Company and our Taxable Subsidiaries are open to future IRS examination. Our Taxable Subsidiaries have federal net operating loss carryforwards of $37.5 million that expire in various years through 2037. Federal and state laws impose limitations on the utilization of capital losses and NOLs in the event of an "ownership" change for tax purposes, as defined by Sections 382 and 383 of the Internal Revenue Code. An ownership change at either the RIC entity or Taxable Subsidiary level, if one were to occur, would limit our ability to use pre-ownership change NOLs to offset post-ownership change taxable income. An ownership change would also limit our ability to use pre-ownership change capital losses to offset post-ownership change capital gains.

Note 6: Commitments and Contingencies

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
March 31, 2018
(unaudited)

As of March 31, 2018, we had investments in 19 active portfolio companies totaling $153.9 million. Of these 19 active portfolio companies, the Company had already funded investments in the amount of $152.7 million and there were outstanding unfunded commitments of $1.0 million related to our investment in the ClearChoice revolving credit facility and $1.3 million due to broker on unsettled trades. As of December 31, 2017, we had investments in 14 active portfolio companies totaling $155.7 million. Of these 14 active portfolio companies, the Company had already funded investments in the amount of $155.7 million and there were no remaining outstanding unfunded commitments.
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
March 31, 2018
(unaudited)

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
On April 3, 2017, the Intervenors filed their notice to appeal the District Court’s Order to the United States Court of Appeals for the Fifth Circuit. On April 11, 2017, we filed a notice of (protective) cross appeal in order to preserve our alternative bases for dismissal which were denied by the Bankruptcy Court and District Court. Oral argument was held on February 7, 2018. On April 17, 2018, in Case No. 17-20224, the United States Court of Appeals for the Fifth Circuit affirmed the District Court's opinion dismissing the claims of the Intervenors. On April 30, 2018, the Intervenors filed a Petition for Rehearing En Banc requesting that their appeal be reheard by all of the Fifth Circuit judges, including the panel of three judges that issued the Court’s decision, and that the Court reverse the decision. The Company believes that no valid basis exists for further appellate review. Absent further appellate review, including a grant of the Petition for Rehearing, the Fifth Circuit’s existing decision will conclude the Adversary Proceeding on a final basis.
Status of Investment. As of March 31, 2018, our unrecovered investment was $36.9 million, and we had received aggregate royalty payments of $37.8 million since the date of ATP’s bankruptcy filing. As of March 31, 2018, we had incurred legal and consulting fees totaling $6.4 million in connection with the enforcement of our rights under the ORRIs. On various occasions, we have provided notice that such legal expenses will be added to our unrecovered investment balance to the extent they are not reimbursed. To date, we have not received any payments on account of legal expenses aside from our receipt of regular monthly production payments. As a result, we add our legal expenses to the unrecovered investment balance in accordance with our transaction documents. As of March 31, 2018, $5.4 million of the $6.4 million in legal and consulting fees have been added to, and are thus included in the unrecovered investment balance under the terms of our transaction documents. No legal expenses have been added to our unrecovered investment balance during the three months and three months ended March 31, 2018. We note that the fair value of our investment in ATP ORRI remains at $0 as of March 31, 2018 due to the cessation of monthly production payments beginning in December 2016.
Through March 31, 2018, we received post-petition royalty payments from the Gomez properties and the Telemark properties in the amount of $8.3 million and $0.0 million, respectively. It is estimated that the statutory lien claims asserted by the intervenors in the Adversary Proceeding against our ORRIs are in the principal amount of approximately $35.2 million. At this time, we estimate that there are potential statutory lien claims (including the claims of the intervenors in the Adversary Proceeding, without regard to the validity of such claims) in the principal amount of approximately $54.2 million. To the extent the Fifth Circuit's Order is reversed on appeal, we have or will assert that we have viable defenses with respect to all of the claims of the statutory lien claimants or any other claim which seeks to avoid or disgorge any pre-petition or post-petition royalty payment which we received in respect of the Telemark or Gomez properties. In the event that the Fifth Circuit's Order is reversed on appeal, and to the extent we do not prevail on our defenses to the statutory lien claims or any other claim seeking to avoid or disgorge pre-petition or post-petition royalty payments, we contend that, pursuant to the terms of our transaction documents, we are entitled to include any amounts disgorged on account of any such claims into the unrecovered investment balance of our ORRIs. Moreover, to the extent we do not prevail on our defenses to any

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
March 31, 2018
(unaudited)

action brought by the holder of a statutory lien claim, we contend that we would be permitted to seek contribution from other ORRI and net profits interest holders with respect to any disgorged amounts.
The remaining oil and gas reserves associated with the Telemark properties may be insufficient to provide for a full recovery on our investment and in the event the Fifth Circuit's Order is reversed and it is determined that we are not entitled to include amounts disgorged on account of statutory lien claims or other claims, if any, into the unrecovered investment balance of our ORRIs, any disgorged amounts will result in a failure to achieve our anticipated return and/or a loss on our investment.
Please see our discussion of this history of the Bennu Oil and the Gas bankruptcy in the Notes to to the December 31, 2017 consolidated Financial Statements. The Company believes that Statoil is seeking to bring the referenced properties and wells back on line.

Note 7: Fair Value
Our investments consisted of the following as of March 31, 2018 and December 31, 2017:

	March 31, 2018				December 31, 2017
(Dollar amounts in thousands)	Cost	% of total	Fair Value	% of total	Cost	% of total	Fair Value	% of total

Portfolio investments
First lien secured debt	$495	0.3%	$495	0.6%	$—	—%	$—	—%
Revolving loan facility	547	0.3%	547	0.7%	—	—%	—	—%
Second lien debt	37,486	22.2%	38,428	48.0%	29,748	16.9%	30,679	36.2%
Subordinated debt	28,741	17.0%	25,226	31.5%	39,265	22.4%	33,878	39.9%
Limited term royalties	27,845	16.5%	—	—%	27,845	15.8%	—	—%
Redeemable preferred units	56,315	33.3%	—	—%	56,315	32.1%	—	—%
CLO residual interests	19	—%	182	0.3%	19	—%	209	0.2%
Equity securities	2,500	1.5%	162	0.2%	2,500	1.4%	164	0.2%
Total portfolio investments	153,948	91.1%	65,040	81.3%	155,692	88.6%	64,930	76.5%
Government securities
U.S. Treasury Bills	14,996	8.9%	14,996	18.7%	19,994	11.4%	19,994	23.5%
Total investments	$168,944	100.0%	$80,036	100.0%	$175,686	100.0%	$84,924	100.0%

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

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
March 31, 2018
(unaudited)

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

Fair value accounting classifies financial assets and liabilities in their entirety based on the lowest level of input that is significant to the estimated fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment that may affect the valuation of assets and liabilities and their placement within the fair value hierarchy levels. We did not have any liabilities measured at fair value at March 31, 2018 or December 31, 2017. Amounts outstanding under our Credit Facility are carried at amortized cost in the Consolidated Balance Sheets. As of March 31, 2018, the estimated fair value of our Credit Facility approximated its carrying value of $35.8 million. As of December 31, 2017, the fair value of our Credit Facility approximated its carry value of $35.8 million. The estimated fair value of the Credit Facility is determined by discounting projected remaining payments using market interest rates for borrowings of the Company.
We occasionally have investments in our portfolio that contain payment-in-kind, or PIK, interest or dividend provisions. We compute PIK interest income or PIK dividend income at the contractual rate specified in each investment agreement, and we add that amount to the principal balance of the investment. For investments with PIK interest or PIK dividends, we calculate our income accruals on the principal balance plus any PIK amounts. If the portfolio company’s projected cash flows, further supported by estimated total enterprise value, are not sufficient to cover the contractual principal and interest or dividend amounts, as applicable, we do not accrue PIK interest income or PIK dividend income on the investment. To maintain our RIC status, we must pay out this non-cash income to stockholders in the form of distributions, even though we have not yet collected the cash. We recorded net PIK interest income of $1.0 million and $0.8 million in the three months ended March 31, 2018 and 2017, respectively. We did not record PIK dividend income from our investment in Castex Energy 2005, LP. for the three months ended March 31, 2018, and 2017, respectively. During the first quarter of 2017, we placed our investment in Castex on non-accrual status based on our March 31, 2017 valuation, which reflected a determination that future payments received from this investment will no longer be sufficient to cover all of the contractual principal and dividend amounts on this investment.

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
March 31, 2018
(unaudited)

The following tables set forth the fair value of our investments by level within the fair value hierarchy as of March 31, 2018 and December 31, 2017 (in thousands):

March 31, 2018	Total	Level 1	Level 2	Level 3
Portfolio investments
Affiliate investments
Subordinated debt	$18,015	$—	$—	$18,015
Equity securities	162	—	—	162
Total affiliate investments	18,177	—	—	18,177
Non-affiliate investments
First lien secured debt	495	—	—	495
Second lien debt	38,428	—	38,428	—
Subordinated debt	7,211	—	7,211	—
Limited term royalties	—	—	—	—
Redeemable preferred units	—	—	—	—
CLO residual interests	182	—	—	182
Revolving Loan Facility	547	—	—	547
Total non-affiliate investments	46,863	—	45,639	1,224
Total portfolio investments	65,040	—	45,639	19,401
Government securities
U.S. Treasury Bills	14,996	14,996	—	—
Total investments	$80,036	$14,996	$45,639	$19,401

December 31, 2017	Total	Level 1	Level 2	Level 3
Portfolio investments
Affiliate investments
Subordinated debt	$18,015	$—	$—	$18,015
Equity securities	164	—	—	164
Total affiliate investments	18,179	—	—	18,179
Non-affiliate investments
First lien secured debt	—	—	—	—
Second lien debt	30,679	—	30,679	—
Subordinated debt	15,863	—	15,863	—
Limited term royalties	—	—	—	—
Redeemable preferred units	—	—	—	—
CLO residual interests	209	—	—	209
Total non-affiliate investments	46,751	—	46,542	209
Total portfolio investments	64,930	—	46,542	18,388
Government securities
U.S. Treasury Bills	19,994	19,994	—	—
Total investments	$84,924	$19,994	$46,542	$18,388

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
March 31, 2018
(unaudited)

The following tables present roll-forwards of the changes in fair value for all investments for which we determine fair value using unobservable (Level 3) factors for the periods indicated (in thousands):

	First Lien Secured Debt and Limited Term Royalties	Revolving Loan Facility	Second Lien Debt	Subordinated Debt and Redeemable Preferred Units	Equity Securities	CLO Residual Interests	Total Investments

For the three months ended March 31, 2018
Fair value at December 31, 2017	$—	$—	$—	$18,015	$164	$209	$18,388
Total gains, (losses) and amortization:
Net realized losses	—	—	—	—	—	—	—
Net unrealized gains (losses)	—	—	—	(1,004)	(2)	(27)	(1,033)
Net amortization of premiums, discounts and fees	(5)	(16)	—	16	—	—	(5)
New investments, repayments and settlements, net:
New investments	500	563	—	—	—	—	1,063
PIK	—	—	—	988	—	—	988
Repayments and settlements	—	—	—	—	—	—	—
Fair value at March 31, 2018	$495	$547	$—	$18,015	$162	$182	$19,401

Net change in unrealized gains (losses) from investments still held as of reporting date:
March 31, 2018	$—	$—	$—	$(1,004)	$(2)	$(27)	$(1,033)
March 31, 2017	—	—	(5)	(21,299)	(244)	149	(21,399)

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
March 31, 2018
(unaudited)

	Second Lien Debt	Subordinated Debt and Redeemable Preferred Units	Equity Securities	CLO Equity	Total Investments

For the three months ended March 31, 2017
Fair value at December 31, 2016	$9,137	$49,340	$686	$1,773	$60,936
Total gains, (losses) and amortization:					—
Net realized gains (losses)	—	—	—	—	—
Net unrealized gains (losses)	(5)	(21,299)	(244)	149	(21,399)
Net amortization of premiums, discounts and fees	5	15	—	—	20
New investments, repayments and settlements, net:	—	—	—	—	—
New investments	—	—	—	—	—
PIK	—	1,445	—	—	1,445
Repayments and settlements	—	—	—	(457)	(457)
Fair value at March 31, 2017	$9,137	$29,501	$442	$1,465	$40,545

During the three and three months ended March 31, 2018 and 2017, none of our investments in portfolio companies changed among the categories of Control Investments, Affiliate Investments and Non-Affiliate Investments, and there were no transfers among Levels 3, 2 or 1.
We present net unrealized gains (losses) on our consolidated statements of operations as “Net unrealized appreciation (depreciation) on investments.”

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
March 31, 2018
(unaudited)

The following table summarizes the significant unobservable inputs in the fair value measurements of our Level 3 investments by category of investment and valuation technique as of March 31, 2018 (dollars in thousands):

Type of Investment	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs	Weighted Average

Non-Energy Investments:
First lien debt	$495	Private transaction comparables	EBITDA multiples	10.6x - 13.3x	10.4x

Subordinated debt	18,015	Market comparables	EBITDA multiples	7.3x - 15.2x	13.0x

CLO residual interest	182	Net asset value with discount rate	Discount rate	15.0%	15.0%

Equity securities	162	Market comparables	EBITDA multiples	6.0x - 7.0x	6.5x

Revolving Loan Facility	547	Market comparables	Precedent transaction	N/A	N/A

	19,401

Energy Investments:
Redeemable preferred units	—	Estimated recovery analysis	Residual value(1)

	—

Total Level 3 investments	$19,401
____________________________________
(1) On October 16, 2017, Castex announced that it (together with certain affiliates) had filed for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. According to the filing, Castex and its affiliates in bankruptcy have entered into a restructuring support agreement ("RSA") with pre-petition lenders holding approximately 86% in principal amount of claims under the pre-petition credit facility. The RSA outlines a plan of reorganization for Castex and its affiliates in bankruptcy. As currently proposed, the RSA does not provide for any recovery to the holder of the preferred limited partnership units of Castex, including those preferred limited partnership unit holders who have exercised their put rights. OHAI is not a party to the RSA and is exploring all available options in and out of bankruptcy for recovery on its investment in Castex. At this time we are unable to determine the value of a recovery, if any, resulting from the settlement which will be dependent upon the ultimate pool of unsecured claims. Therefore, until we are in a position to determine the value and likelihood of a recovery, we continue to estimate $0 fair market value of our investment in Castex at March 31, 2018 for financial statement purposes.
As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of March 31, 2018. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market multiples would result in an increase or decrease, respectively in the fair value.

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
March 31, 2018
(unaudited)

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
Note 9: Subsequent Events
On May 7, 2018, the Board declared a quarterly distribution of $0.02 per share payable on July 9, 2018 to holders of record as of June 30, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following analysis of our financial condition and results of operations in conjunction with management’s discussion and analysis contained in our 2017 Annual Report on Form 10-K, as well as our consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q. The terms “we,” “us,” “our” and “OHAI” refer to OHA Investment Corporation and its consolidated subsidiaries. The term "OHA" refers to Oak Hill Advisors, L.P., our investment adviser.

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
The aggregate fair value of our investment portfolio at March 31, 2018 was $65.0 million, with such value comprised of 19 active portfolio investments. Under our previous investment advisor, we focused our investments primarily on small and mid-size companies engaged in the upstream sector of the energy industry, which includes businesses that find, develop and extract energy resources, such as natural gas, crude oil and coal.
Part of OHA's investment strategy has been to reduce our historical portfolio concentration in the energy industry and to diversify our portfolio with investments in debt securities of U.S. private and small public middle market companies across industry sectors. The exposure of our investment portfolio to the energy sector decreased to 0% at March 31, 2018 from 74% at September 30, 2014, on a fair value basis.
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

Portfolio and 2018 Investment Activity
In January 2018, we purchased $0.7 million of second lien term loan in Safe Fleet Holdings, LLC, or Safe Fleet, a provider of safety products for fleet vehicles worldwide. The Safe Fleet second lien term loan was purchased at a 0.50% discount to par, earns interest payable in cash at a rate of LIBOR+6.75% with a 1% floor and matures in February 2026.
Also in January 2018, we purchased $0.5 million of second lien term loan in MedRisk, LLC., or MedRisk, a leading provider of managed care services for the workers' compensation industry and related market sectors. The MedRisk second lien term loan was purchased at a 0.50% discount to par, earns interest payable in cash at a rate of LIBOR+6.75% and matures in December 2025.
In February 2018, our remaining position in Talos of $11.5 million was redeemed at par. This legacy energy investment was initiated in February 2013 and generated a gross unlevered internal rate of return of 9.95% and a return on investment of 1.30x.
In February 2018, we purchased $7.0 million of second lien term loan in CVS Holdings, I, LP., or MyEyeDr., a provider of vision care services, prescription eyeglasses and sunglasses, and contact lenses. The MyEyeDr second lien term loan was purchased at a 0.50% discount to par, earns interest payable in cash at a rate of LIBOR+6.75% with a 1% floor and matures in February 2026. Subsequently, in February 2018, we sold $2.0 million of the second lien term loan at par resulting in a realized capital gain of $10,000.
Also in February 2018, we purchased $0.3 million of second lien term loan in EaglePicher Technologies, LLC., or EaglePicher, a leading provider of mission-critical power solutions for high-value applications within the defense, aerospace and medical end-markets. The EaglePicher second lien term loan was purchased at a 0.75% discount to par, earns interest payable in cash at a rate of LIBOR+7.25% and matures in March 2026.
In March 2018, we purchased $1.3 million of second lien term loan in AlliedUniversal HoldCo LLC., or AlliedUniversal, a provider of contract security services in the United States. The AlliedUniversal second lien term loan was purchased at par, earns interest payable in cash at a rate of LIBOR+8.50% with a 1% floor and matures in July 2023.
Also in March 2018, we purchased $1.6 million of first lien last out revolver and $0.5 million of first lien last out term loan to ClearChoice (CC Dental Implants Intermediate), or ClearChoice, a provider of full-mouth dental restoration and dental implant services throughout the United States. The ClearChoice first lien last out revolver was purchased at a 1% discount to par, earns interest at a rate of LIBOR+6.50% on amount drawn, earns 0.75% fee on unfunded portion and matures in January 2023. At March 31, 2018, the funded portion balance of the ClearChoice revolver was $0.6 million. The ClearChoice first lien last out term loan was purchased at a 1% discount to par, earns interest payable in cash at a rate of LIBOR+6.50% and matures in January 2023. Both the first lien last out revolver and term loan are entitled to skim interest on the first lien first out term loan which will initially increase the interest rate spread by approximately 28 basis points.
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

	March 31, 2018			December 31, 2017
	Weighted Average Yields(1)			Weighted Average Yields(1)
		Percentage of Portfolio			Percentage of Portfolio
		Cost(1)	Fair Value(1)		Cost(1)	Fair Value(1)
First lien secured debt	8.3%	0.3%	0.8%	—%	—%	—%
Second lien debt	9.6%	24.3%	59.1%	9.7%	19.1%	47.2%
Subordinated debt	18.6%	18.7%	38.8%	15.8%	25.2%	52.2%
Limited term royalties	—%	—%	—%	—%	—%	—%
Redeemable preferred units	—%	—%	—%	—%	—%	—%
Revolving Loan Facility	8.6%	0.4%	0.8%	—%	—%	—%
CLO residual interests(2)	13.5%	—%	0.3%	13.5%	—%	0.3%
Equity Securities
Membership and partnership units	—%	1.6%	0.2%	—%	1.6%	0.3%
Total equity securities	—%	1.6%	0.2%	—%	1.6%	0.3%
Total portfolio investments	13.6%			13.2%
(1) Weighted average yield based on cost and excludes non-yielding assets. Yields are based on the most current interest rates in effect at the end of the period.
(2) Yields from investments in CLO residual interests represent the implied internal rate of return calculation expected from cash flows.

As of March 31, 2018 and December 31, 2017, the total fair value of our portfolio investments was $65.0 million and $64.9 million, respectively. Of those fair value totals, approximately $19.4 million, or 29.8%, as of March 31, 2018, and $18.4 million, or 28.3%, as of December 31, 2017 are determined using significant unobservable (i.e., Level 3) inputs.

Results of Operations

Investment Income

Investment income includes interest on our investments and dividend income. Dividend income is income we receive from certain of our equity investments. Other income includes prepayment fees and modification fees we receive in connection with certain of our investments. These fees are recognized as earned.

Investment Income	For the three months ended March 31,
(in thousands)	2018	2017

Interest income	$2,228	$2,404
Dividend income	—	—
Other income	55	51
Total investment income	$2,283	$2,455
For the three months ended March 31, 2018, total investment income was $2.3 million, a 7% decrease from $2.5 million of total investment income for the three months ended March 31, 2017. The decrease was primarily attributable to a decrease in investment income due to a lower average portfolio balance partially offset by higher weighted average yield on our investments for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017.
Operating Expenses
Operating expenses include interest expense and our allocable portion of operating expenses incurred on our behalf by our investment advisor and our administrator. Other general and administrative expenses include our allocated share of employee, facilities, and stockholder services incurred by our administrator.

Operating Expenses	For the three months ended March 31,
(in thousands)	2018	2017

Interest expense and bank fees	$823	$974
Management fees	400	570
Incentive fees	1	—
Costs related to strategic alternatives review	75	—
Professional fees	643	271
Other general and administrative expenses	370	382
Directors fees	61	61
Operating expenses before incentive fee waiver	$2,373	$2,258
Incentive fee waiver	(1)	—
Total operating expenses, net of incentive fee waiver	2,372	2,258
For the three months ended March 31, 2018, operating expenses increased by 5.1% to $2.4 million from $2.3 million compared to the three months ended March 31, 2017. Interest expense and bank fees decreased by 15.5% to $0.8 million from $1.0 million compared to the same period in the prior year largely due to lower principal balance due to a partial repayment in December 2017. Management fees decreased by 29.8% to $0.4 million from $0.6 million due to lower base management fees as a result of lower average asset base subject to the base management fee. Professional fees increased by 137.3% to $0.6 million from $0.3 million primarily due to and increase in legal fees. Other general and administrative expenses decreased by 3.1% to $0.4 million from $0.4 million primarily due to an decreased in employee related expenses since the three months ended March 31, 2017.
Under the Investment Advisory Agreement, the investment income incentive fee is calculated quarterly at a rate of 20% of quarterly net investment income above a “hurdle rate” of 1.75% per quarter (7% annualized) with a “catch up” provision. For the three months ended March 31, 2018 and March 31, 2017, we did not incur any investment income incentive fees.
The second part of the incentive fee, the capital gains fee, is determined and payable in arrears as of the end of each fiscal year (or, upon termination of the Investment Advisory Agreement, as of the termination date). The capital gains fee is equal to 20% of our cumulative aggregate realized capital gains from September 30, 2014 through the end of that fiscal year, computed net of our cumulative aggregate realized capital losses and cumulative aggregate unrealized depreciation on investments for the same time period. The aggregate amount of any previously paid capital gains incentive fees to OHA is subtracted from the capital gains incentive fee calculated. If such amount is negative, then there is no capital gains fee for such year. For the purposes of the capital gains fee, any gains and losses associated with our investment portfolio as of September 30, 2014 shall be excluded from the capital gains fee calculation. For the three months ended March 31, 2018, we accrued $1,000 of capital gains incentive fees. For the three months ended March 31, 2017, we did not accrue any capital gains incentive fees.
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

Net Investment Income	For the three months ended March 31,
(in thousands, except per share data)	2018	2017

Net investment income (loss)	$(95)	$193
Net investment income (loss) per common share	$(0.01)	$0.01
During the three month period ended March 31, 2018, the decrease in net investment income compared to the three month period ended March 31, 2017 was driven by lower investment income and an increase in legal fees.

Net Realized Gains and Losses
Net realized gains and losses is the difference between the net proceeds received from dispositions of portfolio investments and their stated costs. Realized losses may also be recorded in connection with our determination that certain investments are considered worthless securities and/or meet the conditions for loss recognition per the applicable tax rules.

Net Realized Gains and Losses	For the three months ended March 31,
(in thousands, except per share data)	2018	2017

Net realized capital gain (loss) on investments	$13	$95
Benefit (Provision) for taxes on realized loss	(42)	—
Net realized capital gains (losses)	$(29)	$95
Net realized capital gains (losses) per common share	$—	$—
For the three months ended March 31, 2018, we realized capital gains of $12.7 thousand related to our investment in MyEyeDr, second lien term loan, and SMG Holdings, Inc., second lien term loan. For the three months ended March 31, 2017, we realized capital gains of $95 thousand related to the sales of a $3.0 million principal amount of our investment in Equinox and a $0.5 million principal amount of our investment in Berlin.

Net Unrealized Appreciation (Depreciation) on Investments
Net unrealized appreciation or depreciation is the net change in the fair value of our investments during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.

Net Unrealized Appreciation (Depreciation) on Investments	For the three months ended March 31,
(in thousands, except per share data)	2018	2017

Control investments	$—	$—
Affiliate investments	(1,006)	(299)
Non-affiliate investments	2,862	(19,080)
Net unrealized appreciation (depreciation) on investments	$1,856	$(19,379)
Net unrealized appreciation (depreciation) on investments per common share	$0.09	$(0.96)
Control Investments
For the three months ended March 31, 2018 and 2017 there were no changes in the unrealized depreciation or appreciation of our control investments.
Affiliate Investments
For the three months ended March 31, 2018 and March 31, 2017, the decrease in net unrealized depreciation on our affiliate investments was attributable to unrealized depreciation of our investments in OCI.
Non-Affiliate Investments
For the three months ended March 31, 2018, the increase in net unrealized depreciation on our non-affiliate investments was primarily attributable to $2.9 million unrealized appreciation in Talos Production, LLC, senior unsecured note upon it's maturity and repayment. For the three months ended March 31, 2017, the increase in net unrealized depreciation on our non-affiliate investments was primarily due to a decrease in the fair value of our investments in Castex of $21.2 million. This was partially offset by an increase in fair value of our investments in TIBCO of $1.1 million, Talos Production LLC, or Talos, of $0.8 million. Gramercy CLO of $0.2 million and Equinox of $0.2 million.

Net Increase (Decrease) in Net Assets Resulting from Operations	For the three months ended March 31,
(in thousands, except per share data)	2018	2017

Net increase (decrease) in net assets resulting from operations	$1,732	$(19,091)
Net increase (decrease) in net assets resulting from operations per common share	$0.08	$(0.95)

For the three months ended March 31, 2018, the net increase in net assets resulting from operations compared to the three months ended March 31, 2017 primarily is attributable net unrealized appreciation on investments totaling $21.2 million and a decrease in net investment income of $0.3 million.

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
Cash Flows
At March 31, 2018 and March 31, 2017, we had cash and cash equivalents totaling $22.2 million and $19.9 million, respectively.
Our portfolio may consist of a combination of temporary investments in U.S. Treasury Bills, repurchase agreements, money market funds or repurchase agreement-like treasury securities. These temporary investments with original maturities of 90 days or less are deemed cash equivalents and are included in the Consolidated Schedule of Investments. At the end of each fiscal quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which is dependent upon the composition of our total assets at quarter-end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions on a net cash basis after quarter-end, or utilizing repurchase agreements or other balance sheet transactions as are deemed appropriate for this purpose. These amounts are excluded from adjusted gross assets for purposes of computing the Investment Adviser's base management fee.
During the three months ended March 31, 2018, we experienced a net increase in cash and cash equivalents in the amount of $2.3 million. During the period, our operating activities provided $7.8 million in cash, consisting of $10.9 million in purchases of new investments in portfolio securities of which $1.1 million was not yet settled at March 31, 2018, partially offset by $13.6 million provided by proceeds from redemptions of investments in portfolio securities. Financing activities used cash of $5.5 million, consisting of net borrowings under repurchase agreement of $4.9 million, cash distributions paid to our stockholders in the amount of $0.4 million, and debt issuance cost paid in the amount of $0.2 million.
During three months ended March 31, 2017, we experienced a net decrease in cash and cash equivalents in the amount of $7.2 million. During the period, our operating activities used $6.0 million in cash, consisting of a $9.9 million purchase of a new investment in a portfolio security, partially offset by $8.5 million provided by proceeds from redemptions of investments in portfolio securities of which $3.6 million is due from broker. In addition, financing activities used cash of $1.2 million, consisting of cash distributions paid to our stockholders in the amount of $1.2 million
Distributions to Stockholders
For the three months ended March 31, 2018, we paid cash distributions totaling $0.4 million, or $0.02 per share, to our common stockholders compared to $1.2 million, or $0.06 per share, during the three months ended March 31, 2017. We currently intend to continue to distribute, out of assets legally available for distribution and as determined by our Board of Directors, in the form of quarterly distributions, a minimum of 90% of our annual investment company taxable income to our stockholders. In March 2015, our Board of Directors authorized us to repurchase up to the remaining $2.4 million available to be repurchased under a previously approved stock repurchase plan, which was completed in the third quarter of 2015. See Note 8 to our consolidated financial statements.
Credit Facility
We are party to a Credit Agreement, which replaced our prior Third Amended and Restated Revolving Credit Agreement as amended, with SunTrust Bank, as administrative agent (the "Investment Facility"). The initial amount we could borrow under the Credit Facility was $56.5 million and had a maturity date of March 9, 2018, with an option to extended for a six-month period, subject to certain conditions. The initial proceeds of $40.5 million from the Credit Facility were used to pay off the $38.5 million outstanding balance on the Investment Facility, pay transaction expenses and provide balance sheet cash. The remaining $16.0 million consisted of a delayed draw term loan, which was committed for one year, and is available to us to grow our investment portfolio and operate our business.
On November 10, 2017, we entered into an amendment to the Credit Facility whereby we agreed to make a voluntary principal prepayment in the amount of $4.5 million, reducing the total principal amount outstanding to $36.0 million, and the lenders agreed not to test certain covenants at certain determination dates.
On February 2, 2018, we exercised the option to extend the Credit Facility to September 9, 2018, as permitted in our credit existing Credit Agreement.
As of March 31, 2018 and December 31, 2017, the total amount outstanding under the Credit Facility was $36.0 million with $0.0 million available to draw. The total amount outstanding on the Credit Facility is shown net of unamortized debt issuance costs of $0.2 million and $0.2 million on our Consolidated Balance Sheet as of March 31, 2018 and December 31, 2017, respectively. Substantially all of our assets, except our investments in U.S. Treasury Bills, are pledged as collateral for the obligations under the Credit Facility. The Credit Facility bears an interest rate of Adjusted LIBOR plus 5.35% for Eurodollar Loans, subject to a 1% LIBOR floor, and Base Rate plus 4.35% for Base Rate Loans. As of March 31, 2018, the interest rate on our outstanding principal balance of $36.0 million was 7.01%.
The Credit Facility contains affirmative and reporting covenants and certain financial ratio and restrictive covenants. We have complied with these covenants from the date of the Credit Agreement through March 31, 2018, and had no existing defaults or events of default under the Credit Facility. The financial covenants, with terms as defined in the Credit Agreement, are:

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

Repurchase Agreements
At the end of each quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which includes purchasing U.S. Treasury Bills, by utilizing repurchase agreements on a temporary basis. On March 28, 2018, we purchased $15.0 million of U.S. Treasury Bills and contemporaneously entered into a $14.7 million repurchase arrangement with a global financial institution to finance such purchase. Under the repurchase arrangement, we transferred $15.0 million of U.S. Treasury Bills and $0.3 million of cash as collateral under the repurchase agreement. We repaid the $14.7 million borrowed under the repurchase agreement, and was returned the $0.3 million cash collateral, net of an $6 thousand financing fee, upon maturity of the U.S. Treasury Bills on April 5, 2018. We account for the transfer of the U.S. Treasury Bills under the repurchase agreement as a secured borrowing in accordance with GAAP. As a result, the U.S. Treasury Bills are recorded on our books as investments in U.S. Treasury Bills, and the amount borrowed under the repurchase agreement is recorded as short-term debt at March 31, 2018.
On December 27, 2017, we purchased $20.0 million of U.S. Treasury Bills and contemporaneously entered into a $19.6 million repurchase arrangement with a global financial institution to finance such purchase. Under the repurchase arrangement, we transferred $20.0 million of U.S. Treasury Bills and $0.4 million of cash as collateral under the repurchase agreement. We repaid the $19.6 million borrowed under the repurchase agreement, and was returned the $0.4 million cash collateral, net of an $8 thousand financing fee, upon maturity of the U.S. Treasury Bills on January 4, 2018. We account for the transfer of the U.S. Treasury Bills under the repurchase agreement as a secured borrowing in accordance with GAAP. As a result, the U.S. Treasury Bills are recorded on our books as investments in U.S. Treasury Bills, and the amount outstanding under the repurchase agreement is recorded as short-term debt at December 31, 2017.
Distributions
We have elected to operate our business to be taxed as a RIC for federal income tax purposes. As a RIC, we generally are not required to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we distribute to our stockholders as distributions. To maintain our RIC status, we must meet specific source-of-income and asset diversification requirements and distribute annually an amount equal to at least 90% of our “investment company taxable income” (which generally consists of ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, reduced by deductible expenses) and net tax-exempt interest. In order to avoid certain excise taxes imposed on RICs, we generally must distribute during each calendar year an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year(taking into account certain deferrals and elections), (2) 98.2% of our capital gain net income (i.e., realized capital gains in excess of realized capital losses) for the one-year period ended on October 31 of that calendar year, and (3) 100% of any ordinary income or capital gain net income not distributed in prior years and on which we did not pay corporate-level federal income taxes. We currently intend to make sufficient distributions to satisfy the annual distribution requirement and to avoid the excise taxes.
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

Portfolio Credit Quality
At March 31, 2018, a significant portion of our portfolio investments were being negotiated, and often illiquid, securities of middle market businesses. As of March 31, 2018, we had certain investments related to two portfolio companies on non-accrual status with an aggregate cost and fair value of $84.2 million and $0.0 million, respectively. Our investment in Castex was placed on non-accrual during the first quarter of 2017. Effective July 1, 2015, Bennu was placed on non-accrual status based on estimated future production payments and income is recognized to the extent cash received. Our portfolio investments at fair value were approximately 42.2% and 41.7% of the related cost basis as of March 31, 2018 and December 31, 2017, respectively.

Non-accruing and non-income producing investments	March 31, 2018		December 31, 2017
(in thousands)	Cost	Fair Value	Cost	Fair Value

Non-accruing investments
Castex Energy 2005, LP (non-accrual January 2017)	$56,315	$—	$56,315	$—
ATP Oil & Gas Corporation/Bennu Oil & Gas, LLC (non-accrual July 2015)	27,845	—	27,845	—
Total non-accruing investments	84,160	—	84,160	—

Non-income producing investments
OHA/OCI Investments, LLC Class A Units	2,500	162	2,500	164
Total non-income producing investments	2,500	162	2,500	164
Total non-accruing and non-income producing investments	$86,660	$162	$86,660	$164

Contractual Obligations and Off-Balance Sheet Arrangements
 The following table summarizes our contractual payment obligations at March 31, 2018 (in thousands):

Credit facilities(1)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Credit Facility	$36,000	$36,000	$—	$—	$—
Repurchase Agreement(2)	14,695	14,695	—	—	—
Total	$50,695	$50,695	$—	$—	$—
(1) Excludes accrued interest amounts.
(2) Amount outstanding under the Repurchase Agreement was repaid on April 5, 2018.
From time to time we could have unused commitments to extend credit to our portfolio companies. Generally, these commitments have fixed expiration dates, and we do not fund the entire amounts before they expire. Therefore, these commitment amounts do not necessarily represent future cash requirements, and we do not report the unused portions of these commitments on our Consolidated Balance Sheets. At March 31, 2018, we had $1.0 million unused credit commitment of our ClearChoice revolver investment.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes from the information provided in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2017.

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
In connection with the preparation of this Quarterly Report on Form 10-Q, as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q (March 31, 2018), we performed an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2018, our disclosure controls and procedures were effective in providing reasonable assurance (i) that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) that such information is accumulated and communicated to management in a manner that allows timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
No changes in internal control over financial reporting occurred during the quarter ended March 31, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act).

PART II – OTHER INFORMATION

Item 1. Legal Proceedings
The information set forth under the heading “Legal Proceedings” in Note 6 to our interim consolidated financial statements is incorporated herein by reference.

Item 1A. Risk Factors
During the three months ended March 31, 2018, there were no material changes to the risk factors disclosed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The information set forth in Note 8 to our interim consolidated financial statements is incorporated herein by reference. There were no shares of common stock repurchased during the three months ended March 31, 2018.

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

OHA INVESTMENT CORPORATION

Date:	May 14, 2018	By:	/s/ STEVEN T. WAYNE
Steven T. Wayne
President and Chief Executive Officer

Date:	May 14, 2018	By:	/s/ CORY E. GILBERT
Cory E. Gilbert
Chief Financial Officer and Treasurer

Index to Exhibits

Exhibit No.	Exhibit

31.1	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Executive Officer
31.2	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Financial Officer
32.1	Section 1350 Certification by the Chief Executive Officer
32.2	Section 1350 Certification by the Chief Financial Officer
____________