Form 10-Q
period 2018-06-30
OHA Investment Corp
filed 2018-08-14
CIK 1297704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 14, 2018, there were 20,172,392 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

OHA INVESTMENT CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2018	December 31, 2017
	(unaudited)
Assets
Investments in portfolio securities at fair value
Affiliate investments (cost: $25,351 and $23,263, respectively)	$18,015	$18,179
Non-affiliate investments (cost: $79,505 and $132,429, respectively)	54,239	46,751
Total portfolio investments (cost: $104,856 and $155,692, respectively)	72,254	64,930
Investments in U.S. Treasury Bills at fair value (cost: $14,995 and $19,994, respectively)	14,995	19,994
Total investments	87,249	84,924
Cash and cash equivalents	19,429	19,939
Accounts receivable and other current assets	122	—
Interest receivable	222	632
Other prepaid assets	34	21
Deferred tax asset	591	632
Total current assets	20,398	21,224
Total assets	$107,647	$106,148

Liabilities
Current liabilities
Distributions payable	$403	$403
Accounts payable and accrued expenses	1,071	1,585
Due to broker	5,348	—
Due to affiliate (Note 4)	102	562
Management and incentive fees payable (Note 4)	383	426
Income taxes payable	37	24
Repurchase agreement	14,695	19,592
Short-term debt, net of debt issuance costs	35,905	35,785
Total current liabilities	57,944	58,377
Long-term debt, net of debt issuance costs	—	—
Total liabilities	57,944	58,377
Commitments and Contingencies (Note 6)
Net assets
Common stock, $.001 par value, 250,000,000 shares authorized; 20,172,392 and 20,172,392 shares issued and outstanding, respectively	20	20
Paid-in capital in excess of par	234,553	234,553
Undistributed net investment loss	(2,348)	(2,113)
Undistributed net realized capital loss	(153,037)	(97,043)
Net unrealized depreciation on investments	(29,485)	(87,646)
Total net assets	49,703	47,771
Total liabilities and net assets	$107,647	$106,148
Net asset value per share	$2.46	$2.37
(See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Investment income:
Interest income:
Affiliate investments	$130	$108	$252	$211
Payment-in-kind from affiliate investments	1,066	841	2,054	1,633
Non-affiliate investments	1,329	1,516	2,447	3,025
Money market interest	91	—	140	—
Other income	11	10	17	61
Total investment income	2,627	2,475	4,910	4,930
Operating expenses:
Interest expense and bank fees	801	984	1,624	1,958
Management fees (Note 4)	384	496	784	1,066
Incentive fees (Note 4)	(1)	—	—	—
Costs related to strategic alternatives review	—	—	75	—
Professional fees	309	401	952	672
Other general and administrative expenses	372	377	742	759
Directors fees	62	62	123	123
Total operating expenses	1,927	2,320	4,300	4,578
Waived incentive fees (Note 4)	1	—	—	—
Income tax provision, net	32	10	38	14
Net investment income (loss)	667	145	572	338
Realized and unrealized gain (loss) on investments:
Net realized capital gain (loss) on investments
Control investments	—	—	—	1
Non-affiliate investments	(55,965)	(12,659)	(55,952)	(12,565)
Provision for taxes	—	—	(42)	—
Total net realized capital gain (loss) on investments	(55,965)	(12,659)	(55,994)	(12,564)
Net unrealized appreciation (depreciation) on investments
Control investments	—	—	—	—
Affiliate investments	(1,246)	(163)	(2,252)	(462)
Non-affiliate investments	57,552	7,781	60,413	(11,299)
Total net unrealized appreciation (depreciation) on investments	56,306	7,618	58,161	(11,761)

Net increase (decrease) in net assets resulting from operations	$1,008	$(4,896)	$2,739	$(23,987)

Net increase (decrease) in net assets resulting from operations per common share	$0.05	$(0.24)	$0.14	$(1.19)

Distributions declared per common share	$0.02	$0.02	$0.04	$0.04
Weighted average shares outstanding - basic and diluted	20,172	20,172	20,172	20,172

 (See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
(in thousands, except per share data)
(unaudited)

	For the six months ended June 30,
	2018	2017
Increase (decrease) in net assets from operations
Net investment income	$572	$338
Net realized capital gain (loss) on investments	(55,994)	(12,564)
Net unrealized appreciation (depreciation) on investments	58,161	(11,761)
Net increase (decrease) in net assets resulting from operations	2,739	(23,987)
Distributions to common stockholders
Distributions from net investment income	(807)	(807)
Net decrease in net assets from distributions	(807)	(807)
Net increase (decrease) in net assets	1,932	(24,794)
Net assets, beginning of period	47,771	80,493
Net assets, end of period	$49,703	$55,699
Net asset value per common share at end of period	$2.46	$2.76
Common shares outstanding at end of period	20,172	20,172

(See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the six months ended June 30,
	2018	2017
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$2,739	$(23,987)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash provided by (used in) operating activities:
Payment-in-kind interest	(2,054)	(2,285)
Net amortization of premiums, discounts and fees	(327)	(660)
Net realized capital (gain) loss on investments	55,952	12,564
Net unrealized depreciation on investments	(58,161)	11,761
Purchase of investments in portfolio securities	(23,078)	(11,299)
Proceeds from redemption or sale of investments in portfolio securities	20,703	10,423
Proceeds from (fundings of) revolving loans, net	(359)	—
Purchase of investments in U.S. Treasury Bills	(30,000)	(85,000)
Proceeds from redemption of investments in U.S. Treasury Bills	34,999	80,003
Amortization of debt issuance costs on Credit Facility	300	581
Effects of changes in operating assets and liabilities:
Accounts receivable and other current assets	(122)	2
Interest receivable	410	646
Prepaid assets	(13)	16
Payables and accrued expenses	(544)	(394)
Deferred tax asset	41	—
Due to broker	5,348	—
Due to affiliate	(460)	(181)
Net cash provided by (used in) operating activities	5,374	(7,810)
Cash flows from financing activities:
Borrowings under repurchase agreement	29,390	83,293
Debt issuance cost paid	(180)	—
Repayments on repurchase agreement	(34,287)	(78,400)
Distributions to common stockholders	(807)	(1,614)
Net cash used in financing activities	(5,884)	3,279
Net change in cash and cash equivalents	(510)	(4,531)
Cash and cash equivalents, beginning of period	19,939	16,533
Cash and cash equivalents, end of period	$19,429	$12,002

(See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2018
(in thousands, except share amounts and percentages)
(unaudited)

Portfolio Company	Industry Segment	Investment(1)	Principal	Cost	Fair Value(2)

Affiliate Investments - (5% to 25% owned)
OCI Holdings, LLC	Home Health Services	Subordinated Note (LIBOR+ 12.0% cash with a 1.0% floor plus 3.0% PIK), 21.10%, due 8/31/2019(6)	$22,860	$22,851	$18,015
OCI Holdings, LLC	Home Health Services	100% of Class A Units in OHA/OCI Investments, LLC representing 20.8% diluted ownership of OCI Holdings, LLC(8)		2,500	—
Subtotal Affiliate Investments - (5% to 25% owned)				$25,351	$18,015

Non-affiliate Investments - (Less than 5% owned)
Equinox Holdings, Inc.	Leisure Goods, Activities, Movies	Second Lien Term Loan (LIBOR+7.0% with a 1.0% floor), 9.09%, due 9/6/2024(3)	7,000	6,954	7,193
PAE Holding Corporation	Aerospace and Defense	Second Lien Term Loan (LIBOR+9.50% with a 1.0% floor), 11.59%, due 10/20/2023(3)	6,888	6,739	6,931
Ministry Brands, LLC	Business Services	Second Lien Term Loan (LIBOR +8.0% with a 1.0% floor), 9.98%, due 6/2/2023	6,000	5,940	5,940
Avantor Performance Materials, Inc.	Chemicals	Senior Unsecured Notes 9.0% due 10/1/2025(3)	5,000	5,000	5,037
CVS Holdings I, LP (MyEyeDr)	Retail	Second Lien Term Loan (LIBOR+6.75% with a 1.0% floor), 8.85%, due 2/6/2026(3)	5,000	4,976	4,975
PowerSchool	Business Services	Second Lien Term Loan (LIBOR+6.75%), 8.84%, due 6/11/2026(3)	3,800	3,762	3,838
WASH Multifamily Acquisition, Inc.	Industrials - Laundry Equipment	Second Lien Term Loan (LIBOR + 7.0% with a 1.0% floor), 9.09%, due 5/14/2023(3)	3,404	3,386	3,302
DexKo Global, Inc.	Automotive	Second Lien Term Loan (LIBOR+8.25% with a 1.0% floor), 10.58%, due 7/24/2025(3)	3,000	2,978	3,045
TIBCO Software, Inc.	Software	Senior Unsecured Notes, 11.38%, due 12/1/2021(3)	2,100	1,981	2,268
Ensono	Telecommunications	Second Lien Term Loan (LIBOR+9.25%), 11.35%, due 4/26/2026(3)	1,700	1,632	1,649
MW Industries (Helix Acquisition)	Industrials	Second Lien Term Loan (LIBOR+8.0%), 10.33%, due 9/27/2025(3)	1,400	1,387	1,419
ATP Oil & Gas Corporation/Bennu Oil & Gas, LLC	Oil & Natural Gas Production and Development	Limited Term Royalty Interest (notional rate of 13.2%)(7)		27,693	1,380
Hayward Industries, Inc.	Consumer Goods	Second Lien Term Loan (LIBOR+8.25%), 10.34%, due 8/4/2025(3)	1,302	1,281	1,309
 (See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2018
(in thousands, except share amounts and percentages)
(unaudited — continued)

Portfolio Company	Industry Segment	Investment(1)	Principal	Cost	Fair Value(2)

Non-affiliate Investments - (Less than 5% owned) - Continued
Allied Universal Holdco, LLC	Business Services	Second Lien Term Loan (LIBOR+8.5% with a 1.0% floor), 10.60%, due 7/28/2023(3)	1,250	1,250	1,242
Vertafore, Inc.	Business Services	Second Lien Term Loan (LIBOR+7.25%), 9.34%, due 7/2/2026(3)	900	891	895
Safe Fleet Holdings, LLC	Industrials	Second Lien Term Loan (LIBOR+6.75% with a 1.0% floor), 8.74%, due 2/1/2026(3)	700	697	701
Coinamatic Canada, Inc.(5)	Industrials - Laundry Equipment	Second Lien Term Loan (LIBOR + 7.0% with a 1.0% floor), 9.09%, due 5/14/2023(3)	596	593	578
MedRisk, LLC	Healthcare	Second Lien Term Loan (LIBOR+6.75%), 8.84%, due 12/25/2025)(3)	500	498	496
ClearChoice (CC Dental Implants Intermediate)	Healthcare	First Lien Term Loan (Last Out) (LIBOR+6.5% with a 1.0% floor), 8.89% due 1/2/2023)(10)	500	495	495
FirstLight Fiber	Telecommunications	Second Lien Term Loan (LIBOR+7.5%), 9.59%, due 6/7/2026)(3)	400	396	401
ClearChoice (CC Dental Implants Intermediate)	Healthcare	First Lien Revolver (Last Out) (Funded: LIBOR+6.5% with a 1.0% floor), 8.89%, due 1/2/2023(9)(10)	375	360	360
Edelman Financial Services, LLC	Financial Services	Second Lien Term Loan (LIBOR+6.75%), 8.84%, due 3/28/2026(3)	300	299	303
EaglePicher Technologies, LLC	Aerospace and Defense	Second Lien Term Loan (LIBOR+7.25%), 9.34% due 3/28/2026(3)	300	298	301
Gramercy Park CLO Ltd.(5)	Financial Services	Subordinated Notes, Residual Interest, 13.46% based on cost, due 7/17/2023	9,000	19	181
Subtotal Non-affiliate Investments - (Less than 5% owned)				$79,505	$54,239
Subtotal Portfolio Investments (82.8% of total investments)				$104,856	$72,254

GOVERNMENT SECURITIES
U.S. Treasury Bills(4)			$15,000	$14,995	$14,995
Subtotal Government Securities (17.2% of total investments)				$14,995	$14,995

TOTAL INVESTMENTS				$119,851	$87,249

 (See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2018
(in thousands, except share amounts and percentages)
(unaudited — continued)

NOTES TO CONSOLIDATED SCHEDULE OF INVESTMENTS

(1)
We pledged all of our portfolio investments, except our investments in U.S. Treasury Bills, as collateral for obligations under our Credit Facility. See Note 3 to Consolidated Financial Statements. Percentages represent interest rates in effect as of June 30, 2018, and due dates represent the contractual maturity dates. Common stock and units are non-income producing securities, unless otherwise stated.

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

(6)
During the fourth quarter of 2016, we executed a series of amendments to our note purchase and security agreement with OCI Holdings, LLC, or OCI, to allow the company to PIK its LIBOR+12% cash interest for November and December 2016. Also, default interest of $0.1 million and current unpaid interest of $0.4 million was added to the principal balance in the fourth quarter 2016. OCI remains in financial covenant default and while in default, we are earning an additional 2% cash interest and 2% PIK interest. During 2017, we executed a number of amendments to our note purchase and security agreement with OCI that allows the company to continue to PIK its LIBOR +12% cash interest during 2017. Through June 30, 2018, we have allowed the company to continue to PIK its 12% cash interest while paying the 2% default interest in cash. In June 2018, we executed an amendment to our note purchase and security agreement with OCI to extend its maturity date to August 31, 2019.

(7)
Effective April 1, 2018, we discontinued income recognition on this investment and it remains on non-accrual status. Previously, ATP was on non-accrual status where income was recognized to the extent production payments were received. For more information on ATP, refer to the discussion of the ATP litigation in Note 6 to the Consolidated Financial Statements.

(8)	Non-income producing equity security.

(9)
Represents a revolving line of credit of which $1.2 million of the $1.6 million total commitment is unfunded at June 30, 2018. The revolving line of credit includes a 0.75% unused fee applied to the unfunded amount.

(10)	Investment is entitled to skim interest which will result in a higher interest rate spread by approximately 28 basis points.

 (See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2017
(in thousands, except share amounts and percentages)

Portfolio Company	Industry Segment	Investment(1)	Principal	Cost	Fair Value(2)

Affiliate Investments - (5% to 25% owned)
OCI Holdings, LLC	Home Health Services	Subordinated Note (LIBOR+ 12.0% cash with a 1.0% floor plus 3.0% PIK), 20.56%, due 8/15/2018(7)	$20,806	$20,763	$18,015
OCI Holdings, LLC	Home Health Services	100% of Class A Units in OHA/OCI Investments, LLC representing 20.8% diluted ownership of OCI Holdings, LLC(11)		2,500	164
Subtotal Affiliate Investments - (5% to 25% owned)				$23,263	$18,179

Non-affiliate Investments - (Less than 5% owned)
Talos Production, LLC	Oil & Natural Gas Production and Development	Senior Unsecured Notes 9.75%, due 2/15/2018(3)	$11,536	$11,534	$8,652
Equinox Holdings, Inc.	Leisure Goods, Activities, Movies	Second Lien Term Loan (LIBOR+7.0% with a 1.0% floor), 8.57%, due 9/6/2024(3)	7,000	6,951	7,245
PAE Holding Corporation	Aerospace and Defense	Second Lien Term Loan (LIBOR+9.50% with a 1.0% floor), 11.12%, due 10/20/2023(3)	6,888	6,729	6,931
Berlin Packaging	Packaging	Second Lien Term Loan (LIBOR +6.75% with a 1.0% floor), 8.12%, due 10/1/2022(3)	6,705	6,447	6,780
Avantor Performance Materials, Inc.	Chemicals	Senior Unsecured Notes, 9.0%, due 10/1/2025(3)	5,000	5,000	4,925
WASH Multifamily Acquisition, Inc.	Industrials - Laundry Equipment	Second Lien Term Loan (LIBOR + 7.0% with a 1.0% floor), 8.57%, due 5/14/2023(3)	3,404	3,385	3,387
DexKo Global, Inc.	Automotive	Second Lien Term Loan (LIBOR+8.25% with a 1.0% floor), 9.94%, due 7/24/2025(3)	3,000	2,977	3,038
TIBCO Software, Inc.	Software	Senior Unsecured Notes, 11.38%, due 12/1/2021(3)	2,100	1,968	2,286
MW Industries (Helix Acquisition)	Industrials	Second Lien Term Loan (LIBOR+8.0%), 9.69%, due 9/27/2025(3)	1,400	1,386	1,409
Hayward Industries, Inc.	Consumer Goods	Second Lien Term Loan (LIBOR+8.25%), 9.82%, due 8/04/2025(3)	1,302	1,280	1,296

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

(8)	By the terms of our original investment, upon redemption, we were due the outstanding face amount of $50 million, any unpaid and accrued dividends, plus an option to elect to receive either: a) a cash payment resulting in a total 12% return or make-whole (inclusive of the 8% cash distributions even if not paid), or b) our pro rata share of 2% of the outstanding regular limited partner interests in Castex Energy 2005, LP, or Castex (0.67% net to us). Amounts shown for principal and cost include PIK dividends that have been added to the principal balance. Please refer to footnote 8 in the December 31, 2016 Consolidated Schedule of Investments for additional information about our investment in Castex and the put process.

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

(See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION
CONSOLIDATED FINANCIAL HIGHLIGHTS
(unaudited)

	For the six months ended June 30,
Per Share Data(1)	2018	2017
Net asset value, beginning of period	$2.37	$3.99
Net investment income, net of tax	0.03	0.02
Net realized and unrealized gain (loss) on investments(2)	0.10	(1.21)
Net decrease in net assets resulting from operations	0.13	(1.19)
Distributions to common stockholders
Distributions from net investment income	(0.04)	(0.04)
Net decrease in net assets from distributions	(0.04)	(0.04)
Net asset value, end of period	2.46	2.76

Market value, beginning of period	$1.15	$1.72
Market value, end of period	$1.53	$1.27
Market value return(3)(4)	37.2%	(23.7)%

Ratios and Supplemental Data
($ and shares in thousands)
Net assets, end of period	$49,703	$55,699
Average net assets	$48,768	$69,156
Common shares outstanding, end of period	20,172	20,172
Total operating expenses and taxes/average net assets, before waived incentive fees (5)	17.9%	13.3%
Total operating expenses and taxes/average net assets, net of waived incentive fees (5)	17.9%	13.3%
Net investment income/average net assets, before waived incentive fees(5)	2.4%	1.0%
Net investment income/average net assets, net of waived incentive fees(5)	2.4%	1.0%
Portfolio turnover rate	31.1%	10.4%

Expense Ratios (as a percentage of average net assets)(5)
Interest expense and bank fees	6.7%	5.7%
Management fees	3.2%	3.1%
Incentive fees	—%	—%
Incentive fees, net of waived incentive fees	—%	—%
Costs related to strategic alternatives review	0.3%	—%
Other operating expenses, including provision for income taxes	7.7%	4.5%
Total operating expenses, including provision for income taxes, before waived incentive fees	17.9%	13.3%
Total operating expenses, including provision for income taxes, net of waived incentive fees	17.9%	13.3%

(1)	Per share data is based on weighted average number of common shares outstanding for the period.

(2)	May include a balancing amount necessary to reconcile the change in net asset value per share with other per share information presented due to rounding.

(3)
Total return is based on the change in market price per share during the respective periods. Total return calculations take into account distributions, if any, reinvested in accordance with the Company's distribution reinvestment plan and do not reflect brokerage commissions.

(4)	Not annualized.

(5)	Annualized.
(See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(unaudited)

Note 1: Organization
These consolidated financial statements present the financial position, results of operations and cash flows of OHA Investment Corporation and its consolidated subsidiaries (collectively “we,” “us,” “our” and “OHAI”). We are a specialty finance company that was organized in July 2004 as a Maryland corporation. Our investment objective is to generate both current income and capital appreciation primarily through debt investments, some of which include equity components. We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company, or a BDC, under the 1940 Act. For federal income tax purposes we operate so as to be treated as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. We have several direct and indirect subsidiaries that are single-member limited liability companies and wholly-owned limited partnerships established to hold certain portfolio investments or provide services to us in accordance with specific rules prescribed for a company operating as a RIC. We consolidate the financial results of our wholly-owned subsidiaries for financial reporting purposes, and we do not consolidate the financial results of our portfolio companies (subject to the discussion in Note 2 below).
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

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
June 30, 2018
(unaudited)

As of August 14, 2018, the total outstanding principal amount of our debt obligations under our Credit Facility (as defined below) is $36.0 million. This amount, along with accrued interest, will be due and payable upon expiration of our Credit Facility which is scheduled to expire on September 9, 2018. If we do not have a new credit facility in place prior to that date, or if we are unable to extend our existing Credit Facility, we will consider a number of actions in order to increase our liquidity to levels sufficient to meet our debt obligations under the existing Credit Facility and any other anticipated cash needs through August 14, 2019. These actions include: refinancing our debt obligations with other lenders, disposing of certain portfolio investments, and reducing other controllable cash outflows.
We believe we will be able to take such actions in a manner that would enable us to meet our debt obligations and other cash needs through August 14, 2019. However, failure to successfully execute our liquidity plans or otherwise address our liquidity needs may have a material adverse effect on our business and financial position, and may materially affect our ability to continue as a going concern.
Cash and Cash Equivalents
Cash and cash equivalents consist of bank demand deposits and investments in money market funds. The Company considers cash and cash equivalents to include money market funds and may invest in money market funds as part of its cash management activities. As of June 30, 2018, the Company held $1.4 million in bank demand deposits and $18.0 million in money market funds.
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

Declaration Date	Per Share Amount	Record Date	Payment Date
June 16, 2017	$0.02	June 30, 2017	July 10, 2017
September 18, 2017	0.02	September 30, 2017	October 9, 2017
December 12, 2017	0.02	December 31, 2017	January 9, 2018
March 14, 2018	0.02	March 31, 2018	April 9, 2018
May 8, 2018	0.02	June 30, 2018	July 9, 2018

Note 3: Credit Facilities and Borrowings
We are party to a Credit Agreement (the "Credit Facility"), dated September 9, 2016, with MidCap Financial Trust, as administrative agent, which replaced our prior Third Amended and Restated Revolving Credit Agreement, as amended, with SunTrust Bank, as administrative agent (the "Investment Facility"). The initial size of the Credit Facility was $56.5 million with a maturity date of March 9, 2018, with an option to extend for a six-month period, subject to certain conditions. The initial proceeds of $40.5 million from the Credit Facility were used to pay off the $38.5 million outstanding balance on the Investment Facility, pay transaction expenses and provide balance sheet cash. The remaining $16.0 million consisted of a delayed draw term loan and was committed for one year. On February 2, 2018, we exercised the option to extend the Credit Facility through September 9, 2018.
As of June 30, 2018 and December 31, 2017, the total amount outstanding under the Credit Facility was $36.0 million with $0.0 million available to draw. The total amount outstanding on the Credit Facility is shown net of unamortized debt issuance costs of $0.1 million and $0.2 million on our Consolidated Balance Sheet as of June 30, 2018 and December 31, 2017, respectively. Substantially all of our assets, except our investments in U.S. Treasury Bills, are pledged as collateral for the obligations under the Credit Facility. The Credit Facility bears an interest rate of Adjusted LIBOR plus 5.35% for Eurodollar Loans, subject to a 1% LIBOR floor, and Base Rate plus 4.35% for Base Rate Loans. As of June 30, 2018, the interest rate on our outstanding principal balance of $36.0 million was 7.33%.

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
June 30, 2018
(unaudited)

On November 10, 2017, we entered into an amendment to the Credit Facility whereby we agreed to make a voluntary principal prepayment in the amount of $4.5 million, reducing the total principal amount outstanding to $36.0 million, and the lenders agreed not to test certain covenants at certain determination dates.
The Credit Facility contains affirmative and reporting covenants and certain financial ratio and restrictive covenants. We have complied with these covenants from the date of the Credit Agreement through June 30, 2018, and had no existing defaults or events of default under the Credit Facility. The financial covenants, with terms as defined in the Credit Agreement, are:

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

At the end of each quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which includes purchasing U.S. Treasury Bills, by utilizing repurchase agreements on a temporary basis. On June 27, 2018, we purchased $15.0 million of U.S. Treasury Bills and contemporaneously entered into a $14.7 million repurchase arrangement with a global financial institution to finance such purchase. Under the repurchase arrangement, we transferred $15.0 million of U.S. Treasury Bills and $0.3 million of cash as collateral under the repurchase agreement. We repaid the $14.7 million borrowed under the repurchase agreement, and was returned the $0.3 million cash collateral, net of a $6 thousand financing fee, upon maturity of the U.S. Treasury Bills on July 5, 2018. We account for the transfer of the U.S. Treasury Bills under the repurchase agreement as a secured borrowing in accordance with GAAP. As a result, the U.S. Treasury Bills are recorded on our books as investments in U.S. Treasury Bills, and the amount outstanding under the repurchase agreement is recorded as a current liability at June 30, 2018.
On December 26, 2017, we purchased $20.0 million of U.S. Treasury Bills and contemporaneously entered into a $19.6 million repurchase arrangement with a global financial institution to finance such purchase. Under the repurchase arrangement, we transferred $20.0 million of U.S. Treasury Bills and $0.4 million of cash as collateral under the repurchase agreement. We repaid the $19.6 million borrowed under the repurchase agreement, and was returned the $0.4 million cash collateral, net of a $8 thousand financing fee, upon maturity of the U.S. Treasury Bills on January 4, 2018. We account for the transfer of the U.S. Treasury Bills under the repurchase agreement as a secured borrowing in accordance with GAAP. As a result, the U.S. Treasury Bills are recorded on our books as investments in U.S. Treasury Bills, and the amount outstanding under the repurchase agreement is recorded as a current liability at December 31, 2017.

Note 4: Investment Management
Investment Advisory Agreement
On September 30, 2014, we entered into the Investment Advisory Agreement with OHA, an investment adviser registered under the Investment Advisers Act of 1940, or Advisers Act, pursuant to which OHA replaced NGP Investment Advisor, LP as our investment advisor. The Investment Advisory Agreement was most recently approved by our Board of Directors, a majority of whom are not “interested” persons (as defined in the 1940 Act) of us, on August 2, 2018. Pursuant to the Investment Advisory Agreement, OHA implements our business strategy on a day-to-day basis and performs certain services for us subject to the supervision of our Board of Directors. Under the Investment Advisory Agreement, we pay OHA a fee consisting of two components — a base management fee and an incentive fee.
Base Management Fee: The base management fee is paid quarterly in arrears and is calculated by multiplying the average value of our total assets (excluding cash, cash equivalents and U.S. Treasury Bills that are purchased with borrowed funds solely for the purpose of satisfying quarter-end diversification requirements related to our election to be taxed as a RIC under the Code), as of the end of the two immediately prior fiscal quarters, by a rate of 1.75% per annum, with a 0.25% reduction in this 1.75% annual rate for the first year following September 30, 2014. For the three months ended June 30, 2018 and 2017, we incurred $0.4 million and $0.5 million, respectively, in base management fees. For the six months ended June 30, 2018 and 2017, we incurred $0.8 million and $1.1 million, respectively, in base management fees.
Incentive Fee: The incentive fee consists of two parts. The first part, the investment income incentive fee, is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the fiscal quarter for which the fee is being calculated. Pre-incentive fee net investment income means interest income, dividend income, royalty payments, net profits interest payments, and any other income (including any other fees, such as commitment, origination, syndication, structuring, diligence,

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
June 30, 2018
(unaudited)

monitoring and consulting fees or other fees that we receive from portfolio companies) accrued during the fiscal quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement, and any interest expense and distributions paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income that we have not yet received in cash. Accordingly, we may pay an incentive fee based partly on accrued investment income, the collection of which is uncertain or deferred. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses, or unrealized capital appreciation or depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets (defined as total assets less liabilities at the end of the immediately preceding fiscal quarter) is compared to a “hurdle rate” of 1.75% per quarter (7% annualized). OHA receives no incentive fee for any fiscal quarter in which our pre-incentive fee net investment income does not exceed the hurdle rate. OHA receives an incentive fee equal to 100% of our pre-incentive fee net investment income for any fiscal quarter in which our pre-incentive fee net investment income exceeds the hurdle rate but is less than 2.1875% (8.75% annualized) of net assets (also referred to as the “catch up” provision) plus 20% of our pre-incentive fee net investment income for such fiscal quarter greater than 2.1875% (8.75% annualized) of net assets. For the three months ended June 30, 2018 and 2017, we did not incur any investment income incentive fees. For the six months ended June 30, 2018 and 2017, we did not incur any investment income incentive fees.
The second part of the incentive fee, the capital gains incentive fee, is determined and payable in arrears as of the end of each fiscal year (or, upon termination of the Investment Advisory Agreement, as of the termination date). The capital gains incentive fee is equal to 20% of our cumulative aggregate realized capital gains from September 30, 2014 through the end of that fiscal year, computed net of our cumulative aggregate realized capital losses and cumulative aggregate unrealized depreciation on investments for the same time period. The aggregate amount of any previously paid capital gains incentive fees to OHA is subtracted from the capital gains incentive fee calculated. If such amount is negative, then there is no capital gains fee for such year. For the purposes of the capital gains fee, any gains and losses associated with our investment portfolio as of September 30, 2014 shall be excluded from the capital gains fee calculation. For the three months ended June 30, 2018 and 2017, we did not accrue any capital gains incentive fees. For the six months ended June 30, 2018 and 2017, we did not accrue any capital gains incentive fees.
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
Administration Agreement
Under the Administration Agreement, OHA furnishes us with certain administrative services, personnel and facilities. The Administration Agreement was most recently approved by our Board of Directors on August 2, 2018. Payments under the Administration Agreement are equal to our allocable portion of OHA’s overhead in performing its obligations under the Administration Agreement, including all administrative services necessary for our operation and the conduct of our business. The Administration Agreement may be terminated at any time, without penalty, by a vote of our Board of Directors or by OHA upon 60 days’ written notice to the other party.
We owed $0.1 million and $0.6 million to OHA under the Administration Agreement as of June 30, 2018 and December 31, 2017, respectively, for expenses incurred on our behalf for the final month of the respective quarterly period. We include these amounts in due to affiliate on our Consolidated Balance Sheets.

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

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
June 30, 2018
(unaudited)

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
At December 31, 2017, due to the Tax Act, we determined that we were eligible for a refund of our AMT credit carryforward. Accordingly, the valuation allowance related to this AMT credit carryforward has been released in the amount of $632,000, or $0.03 per share. The valuation allowance related to other net deferred tax assets remains. The initial determination of the AMT credit refund was not adjusted for sequestration. Based on guidance the IRS published on March 28, 2018, the AMT tax refund is subject to sequestration (approximately 6.6%). Therefore, the associated deferred tax asset was reduced at March 31, 2018, by $42,000 for the sequestration. The provisional amount of $0.7 million at December 31, 2017 was based on our understanding of the impact of the Tax Act, which changed in the three months ended March 31, 2018 and may still change as as notices and regulations regarding the Tax Act are issued. We need more time and further guidance to more accurately account for the tax law changes under ASC 740. While we feel confident we have accounted for the other material changes in the tax law correctly, any future notices or regulations further clarifying the law could alter our analysis.
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
Tax years 2014 through 2017 with respect to the Company and our Taxable Subsidiaries are open to future IRS examination. Our Taxable Subsidiaries have federal net operating loss carryforwards of $37.7 million that expire in various years through 2037. Federal and state laws impose limitations on the utilization of capital losses and NOLs in the event of an "ownership" change for tax purposes, as defined by Sections 382 and 383 of the Internal Revenue Code. An ownership change at either the RIC entity or Taxable Subsidiary level, if one were to occur, would limit our ability to use pre-ownership change NOLs to offset post-ownership change taxable income. An ownership change would also limit our ability to use pre-ownership change capital losses to offset post-ownership change capital gains.

Note 6: Commitments and Contingencies

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
June 30, 2018
(unaudited)

As of June 30, 2018, we had investments in 23 active portfolio companies totaling $104.9 million. Of these 23 active portfolio companies, the Company had already funded investments in the amount of $99.5 million and there were outstanding unfunded commitments of $1.2 million related to our investment in the ClearChoice revolving credit facility and $5.3 million due to broker for unsettled trades. As of December 31, 2017, we had investments in 14 active portfolio companies totaling $155.7 million. Of these 14 active portfolio companies, the Company had already funded investments in the amount of $155.7 million and there were no remaining outstanding unfunded commitments.
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
In the second quarter ended June 30, 2018, we wrote off our investment in Castex Energy 2005, L.P., or Castex. Previously, Castex filed for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code on October 16, 2017. According to the filing, Castex and its affiliates in bankruptcy entered into a restructuring support agreement with pre-petition lenders holding approximately 86% in principal amount of claims under the pre-petition credit facility. On February 26, 2018, we agreed to a settlement and agreed to withdraw our confirmation objections to the Debtors' Joint Plan of Reorganization under Chapter 11 of the Bankruptcy code in exchange for the potential to receive some amount of cash and warrants in the reorganized company. This agreement was approved by the Bankruptcy court on February 27, 2018. At this time we are unable to determine the value of a recovery, if any, resulting from the settlement which will be dependent upon the ultimate pool of unsecured claims.
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

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
June 30, 2018
(unaudited)

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
On April 3, 2017, the Intervenors filed their notice to appeal the District Court’s Order to the United States Court of Appeals for the Fifth Circuit. On April 11, 2017, we filed a notice of (protective) cross appeal in order to preserve our alternative bases for dismissal which were denied by the Bankruptcy Court and District Court. Oral argument was held on February 7, 2018. On April 17, 2018, in Case No. 17-20224, the United States Court of Appeals for the Fifth Circuit affirmed the District Court's opinion dismissing the claims of the Intervenors. On April 30, 2018, the Intervenors filed a Petition for Rehearing En Banc requesting that their appeal be reheard by all of the Fifth Circuit judges, including the panel of three judges that issued the Court’s decision, and that the Court reverse the decision. On June 6, 2018, the Fifth Circuit denied the Petition for Rehearing En Banc. The Company believes that no valid basis exists for further appellate review. Absent further appellate review, including a grant of a petition for certiorari to the United States Supreme Court, the Fifth Circuit’s existing decision will conclude the Adversary Proceeding on a final basis. The deadline for the Intervenors to file a petition for certiorari with the United States Supreme Court is September 4, 2018.
Status of Investment. As of June 30, 2018, our unrecovered investment was $38.1 million, and we had received aggregate royalty payments of $37.9 million since the date of ATP’s bankruptcy filing. As of June 30, 2018, we had incurred legal and consulting fees totaling $6.5 million in connection with the enforcement of our rights under the ORRIs. On various occasions, we have provided notice that such legal expenses will be added to our unrecovered investment balance to the extent they are not reimbursed. To date, we have not received any payments on account of legal expenses aside from our receipt of regular monthly production payments. As a result, we add our legal expenses to the unrecovered investment balance in accordance with our transaction documents. As of June 30, 2018, $5.4 million of the $6.5 million in legal and consulting fees have been added to, and are thus included in the unrecovered investment balance under the terms of our transaction documents. No legal expenses have been added to our unrecovered investment balance during the three months and six months ended June 30, 2018. We note that the fair value of our investment in ATP ORRI increased to $1.4 million as of June 30, 2018 from $0.0 million as of March 31, 2018 due to the recommencement of monthly production payments beginning in May 2018. During the quarter ended June 30, 2018, the Company received production payments totaling $153 thousand for April and May 2018 production. Previously, these wells ceased production in November 2016 as a result of

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
June 30, 2018
(unaudited)

the Bennu Chapter 7 bankruptcy. In August 2017, the Trustee authorized the sale of certain assets including MC 941 and MC 942 to Equinor, formerly known as StatOil USA E&P, Inc. Equinor recommenced production on some of these assets in April 2018. Please see our discussion of the history of the Bennu Oil & Gas bankruptcy in the Notes to the December 31, 2017 Consolidated Financial Statements.
Through June 30, 2018, we received post-petition royalty payments from the Gomez properties and the Telemark properties in the amount of $8.3 million and $29.6 million, respectively. It is estimated that the statutory lien claims asserted by the intervenors in the Adversary Proceeding against our ORRIs are in the principal amount of approximately $35.2 million. At this time, we estimate that there are potential statutory lien claims (including the claims of the intervenors in the Adversary Proceeding, without regard to the validity of such claims) in the principal amount of approximately $54.2 million. To the extent the Fifth Circuit's Order is reversed on appeal, we have or will assert that we have viable defenses with respect to all of the claims of the statutory lien claimants or any other claim which seeks to avoid or disgorge any pre-petition or post-petition royalty payment which we received in respect of the Telemark or Gomez properties. In the event that the Fifth Circuit's Order is reversed on appeal, and to the extent we do not prevail on our defenses to the statutory lien claims or any other claim seeking to avoid or disgorge pre-petition or post-petition royalty payments, we contend that, pursuant to the terms of our transaction documents, we are entitled to include any amounts disgorged on account of any such claims into the unrecovered investment balance of our ORRIs. Moreover, to the extent we do not prevail on our defenses to any action brought by the holder of a statutory lien claim, we contend that we would be permitted to seek contribution from other ORRI and net profits interest holders with respect to any disgorged amounts.
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

Note 7: Fair Value
Our investments consisted of the following as of June 30, 2018 and December 31, 2017:

	June 30, 2018				December 31, 2017
(Dollar amounts in thousands)	Cost	% of total	Fair Value	% of total	Cost	% of total	Fair Value	% of total

Portfolio investments
First lien secured debt	$495	0.4%	$495	0.6%	$—	—%	$—	—%
Revolving loan facility	360	0.3%	360	0.4%	—	—%	—	—%
Second lien debt	43,957	36.7%	44,518	51.0%	29,748	16.9%	30,679	36.2%
Subordinated debt	29,832	24.9%	25,320	29.0%	39,265	22.4%	33,878	39.9%
Limited term royalties	27,693	23.1%	1,380	1.6%	27,845	15.8%	—	—%
Redeemable preferred units	—	—%	—	—%	56,315	32.1%	—	—%
CLO residual interests	19	—%	181	0.2%	19	—%	209	0.2%
Equity securities	2,500	2.1%	—	—%	2,500	1.4%	164	0.2%
Total portfolio investments	104,856	87.5%	72,254	82.8%	155,692	88.6%	64,930	76.5%
Government securities
U.S. Treasury Bills	14,995	12.5%	14,995	17.2%	19,994	11.4%	19,994	23.5%
Total investments	$119,851	100.0%	$87,249	100.0%	$175,686	100.0%	$84,924	100.0%

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

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
June 30, 2018
(unaudited)

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

Fair value accounting classifies financial assets and liabilities in their entirety based on the lowest level of input that is significant to the estimated fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment that may affect the valuation of assets and liabilities and their placement within the fair value hierarchy levels. We did not have any liabilities measured at fair value at June 30, 2018 or December 31, 2017. Amounts outstanding under our Credit Facility are carried at amortized cost in the Consolidated Balance Sheets. As of June 30, 2018, the estimated fair value of our Credit Facility approximated its carrying value of $35.9 million. As of December 31, 2017, the fair value of our Credit Facility approximated its carry value of $35.8 million. The estimated fair value of the Credit Facility is determined by discounting projected remaining payments using market interest rates for borrowings of the Company.
We occasionally have investments in our portfolio that contain payment-in-kind, or PIK, interest or dividend provisions. We compute PIK interest income or PIK dividend income at the contractual rate specified in each investment agreement, and we add that amount to the principal balance of the investment. For investments with PIK interest or PIK dividends, we calculate our income accruals on the principal balance plus any PIK amounts. If the portfolio company’s projected cash flows, further supported by estimated total enterprise value, are not sufficient to cover the contractual principal and interest or dividend amounts, as applicable, we

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
June 30, 2018
(unaudited)

do not accrue PIK interest income or PIK dividend income on the investment. To maintain our RIC status, we must pay out this non-cash income to stockholders in the form of distributions, even though we have not yet collected the cash. We recorded net PIK interest income of $1.1 million and $0.8 million in the three months ended June 30, 2018 and 2017, respectively, and $2.1 million and $1.6 million in the six months ended June 30, 2018 and 2017. We did not record PIK dividend income from our investment in Castex Energy 2005, LP. for the three months ended June 30, 2018, and 2017, or for the six months ended June 30, 2018, and 2017. During the first quarter of 2017, we placed our investment in Castex on non-accrual status based on our March 31, 2017 valuation, which reflected a determination that future payments received from this investment will no longer be sufficient to cover all of the contractual principal and dividend amounts on this investment.
The following tables set forth the fair value of our investments by level within the fair value hierarchy as of June 30, 2018 and December 31, 2017 (in thousands):

June 30, 2018	Total	Level 1	Level 2	Level 3
Portfolio investments
Affiliate investments
Subordinated debt	$18,015	$—	$—	$18,015
Equity securities	—	—	—	—
Total affiliate investments	18,015	—	—	18,015
Non-affiliate investments
First lien secured debt	495	—	—	495
Second lien debt	44,518	—	38,578	5,940
Subordinated debt	7,305	—	7,305	—
Limited term royalties	1,380	—	—	1,380
Redeemable preferred units	—	—	—	—
CLO residual interests	181	—	—	181
Revolving loan facility	360	—	—	360
Total non-affiliate investments	54,239	—	45,883	8,356
Total portfolio investments	72,254	—	45,883	26,371
Government securities
U.S. Treasury Bills	14,995	14,995	—	—
Total investments	$87,249	$14,995	$45,883	$26,371

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
June 30, 2018
(unaudited)

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
June 30, 2018
(unaudited)

The following tables present roll-forwards of the changes in fair value for all investments for which we determine fair value using unobservable (Level 3) factors for the periods indicated (in thousands):

	First Lien Secured Debt and Limited Term Royalties	Revolving Loan Facility	Second Lien Debt	Subordinated Debt and Redeemable Preferred Units	Equity Securities	CLO Residual Interests	Total Investments

For the three months ended June 30, 2018
Fair value at March 31, 2018	$495	$547	$—	$18,015	$162	$182	$19,401
Total gains, (losses) and amortization:
Net realized losses	—	—	—	(56,315)	—	—	(56,315)
Net unrealized gains (losses)	1,532	—	—	55,231	(162)	(1)	56,600
Net amortization of premiums, discounts and fees	(152)	1	(60)	18	—	—	(193)
New investments, repayments and settlements, net:
New investments	—	500	6,000	—	—	—	6,500
PIK	—	—	—	1,066	—	—	1,066
Repayments and settlements	—	(688)	—	—	—	—	(688)
Fair value at June 30, 2018	$1,875	$360	$5,940	$18,015	$—	$181	$26,371

For the six months ended June 30, 2018
Fair value at December 31, 2017	$—	$—	$—	$18,015	$164	$209	$18,388
Total gains, (losses) and amortization:
Net realized losses	—	—	—	(56,315)	—	—	(56,315)
Net unrealized gains (losses)	1,532	—	—	54,227	(164)	(28)	55,567
Net amortization of premiums, discounts and fees	(157)	(15)	(60)	34	—	—	(198)
New investments, repayments and settlements, net:
New investments	500	1,063	6,000	—	—	—	7,563
PIK	—	—	—	2,054	—	—	2,054
Repayments and settlements	—	(688)	—	—	—	—	(688)
Fair value at June 30, 2018	$1,875	$360	$5,940	$18,015	$—	$181	$26,371

Net change in unrealized gains (losses) from investments still held as of reporting date:
June 30, 2018	$1,532	$—	$—	$(2,088)	$(164)	$(28)	$(748)
June 30, 2017	—	—	12,836	(26,014)	(350)	(18)	(13,546)

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
June 30, 2018
(unaudited)

	First Lien Secured Debt and Limited Term Royalties	Second Lien Debt	Subordinated Debt and Redeemable Preferred Units	Equity Securities	CLO Equity	Total Investments

For the three months ended June 30, 2017
Fair value at March 31,2017	$—	$9,137	$29,501	$442	$1,465	$40,545
Total gains, (losses) and amortization:
Net realized gains (losses)	—	(12,659)	—	—	—	(12,659)
Net unrealized gains (losses)	—	12,841	(4,715)	(106)	(167)	7,853
Net amortization of premiums, discounts and fees	—	4	15	—	—	19
New investments, repayments and settlements, net:
New investments	—	—	—	—	—	—
PIK	—	—	840	—	—	840
Repayments and settlements	—	—	—	—	(946)	(946)
Fair value at June 30, 2017	$—	$9,323	$25,641	$336	$352	$35,652

For the six months ended June 30, 2017
Fair value at December 31, 2016	$—	$9,137	$49,340	$686	$1,773	$60,936
Total gains, (losses) and amortization:
Net realized gains	—	(12,659)	—	—	—	(12,659)
Net unrealized gains (losses)	—	12,836	(26,014)	(350)	(18)	(13,546)
Net amortization of premiums, discounts and fees	—	9	30	—	—	39
New investments, repayments and settlements, net:
New investments	—	—	—	—	—	—
PIK	—	—	2,285	—	—	2,285
Repayments and settlements	—	—	—	—	(1,403)	(1,403)
Fair value at June 30, 2017	$—	$9,323	$25,641	$336	$352	$35,652

During the three and six months ended June 30, 2018 and 2017, none of our investments in portfolio companies changed among the categories of Control Investments, Affiliate Investments and Non-Affiliate Investments, and there were no transfers among Levels 3, 2 or 1.
We present net unrealized gains (losses) on our consolidated statements of operations as “Net unrealized appreciation (depreciation) on investments.”

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
June 30, 2018
(unaudited)

The following table summarizes the significant unobservable inputs in the fair value measurements of our Level 3 investments by category of investment and valuation technique as of June 30, 2018 (dollars in thousands):

Type of Investment	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs	Weighted Average

Non-Energy Investments:
First lien debt	$495	Private transaction comparables	EBITDA multiples	10.6x - 13.3x	10.4x

Second lien debt	5,940	Private transaction comparables	Precedent transaction	N/A	N/A

Subordinated debt	18,015	Yield analysis	Market yield	26.8%	26.8%

CLO residual interest	181	Net asset value with discount rate	Discount rate	15.0%	15.0%

Revolving loan facility	360	Market comparables	Precedent transaction	N/A	N/A

	24,991

Energy Investments:
Limited term royalties(1)	1,380	Probability-weighted discounted cash flow	Discount rate	15.0%	15.0%

	1,380

Total Level 3 investments	$26,371
____________________________________
(1) Due to the lack of information made available by Equinor, the current operator of the underlying wells on which we have our limited term royalty interests, the June 30, 2018 fair value is based on June production volumes over an 18 month period which have been probability-weighted using future commodity pricing curves and discounted back at a 15% discount rate.
As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of June 30, 2018. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market multiples would result in an increase or decrease, respectively in the fair value.

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
The aggregate fair value of our investment portfolio at June 30, 2018 was $72.3 million, with such value comprised of 23 active portfolio investments. Under our previous investment advisor, we focused our investments primarily on small and mid-size companies engaged in the upstream sector of the energy industry, which includes businesses that find, develop and extract energy resources, such as natural gas, crude oil and coal.
Part of OHA's investment strategy has been to reduce our historical portfolio concentration in the energy industry and to diversify our portfolio with investments in debt securities of U.S. private and small public middle market companies across industry sectors. The exposure of our investment portfolio to the energy sector was 2% at June 30, 2018 compared to 74% at September 30, 2014, on a fair value basis.
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
On April 11, 2018, our Board of Directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) thereof, approved the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Small Business Credit Availability Act. As a result, the Company’s asset coverage requirements for senior securities will be changed from 200% to 150%, effective one year after the date of the Board of Directors’ approval; or April 11, 2019. Under the current 200% asset coverage standard, we may borrow debt or issue senior securities in the amount of $1.00 for every $1.00 of equity in the Company. Starting from April 11, 2019, under the 150% asset coverage standard, we may borrow debt or issue senior securities in the amount of $2.00 for every $1.00 of equity in the Company. Notwithstanding the modified asset coverage requirement under the 1940 Act described above, we are separately subject to a Debt to Tangible Net Worth Ratio of not more than 0.80:1.00 (225% minimum asset coverage) with respect to certain provisions of our Credit Facility.

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
Also in March 2018, we purchased $1.6 million of first lien last out revolver and $0.5 million of first lien last out term loan to ClearChoice (CC Dental Implants Intermediate), or ClearChoice, a provider of full-mouth dental restoration and dental implant services throughout the United States. The ClearChoice first lien last out revolver was purchased at a 1% discount to par, earns interest at a rate of LIBOR+6.50% on amount drawn, earns 0.75% fee on unfunded portion and matures in January 2023. At June 30, 2018, the funded portion balance of the ClearChoice revolver was $0.4 million. The ClearChoice first lien last out term loan was purchased at a 1% discount to par, earns interest payable in cash at a rate of LIBOR+6.50% and matures in January 2023. Both the first lien last out revolver and term loan are entitled to skim interest on the first lien first out term loan which will initially increase the interest rate spread by approximately 28 basis points.
In May 2018, Berlin Packaging, or Berlin, repaid its second lien term loan in the amount of $6.7 million. We recorded previously unamortized discount of $0.2 million as additional interest income as a result of this repayment. This investment was initiated in December 2015 and generated a gross unlevered internal rate of return of 11.2% and a return on investment of 1.25x.
Also in May 2018, we purchased $1.7 million of second lien term loan in Ensono, LP., or Ensono, a leading hybrid IT managed service provider focused on mission critical workloads for enterprise customers in the US and Europe. The Ensono second lien term loan was purchased at a 4.0% discount to par, earns interest payable in cash at a rate of LIBOR+9.25%, and matures in April 2026.
In June 2018, we purchased $6.0 million of second lien term loan in Ministry Brands, LLC., or Ministry Brands, a provider of member management and financial planning software as well as payment processing technology solutions for association and member-based organizations, non-profit organizations, and private schools (K-12). The Ministry Brands second lien term loan was purchased at 1.0% discount to par and earns interest payable in cash at a rate of LIBOR+8.0% with a 1% floor, and matures in June 2023.
Also in June 2018, we purchased $3.8 million of second lien term loan in PowerSchool, a provider of software solutions catered to K-12 schools in the United States and Canada. The PowerSchool second lien term loan was purchased at a 1.0% discount to par, earns interest payable in cash at a rate of LIBOR+6.75%, and matures in June 2026.
Also in June 2018, we purchased $0.9 million of second lien term loan in Vertafore, Inc., or Vertafore, a leading provider of software and services for the property and casualty insurance distribution market. The Vertafore second lien term loan was purchased at a 1.0% discount to par, earns interest payable in cash at a rate of LIBOR+7.25%, and matures in July 2026.
Also in June 2018, we purchased $0.4 million of second lien term loan in FirstLight Fiber, or FirstLight, a leading independent bandwidth infrastructure provider across New York and northern New England. The FirstLight second lien term loan was purchased at a 1.0% discount to par, earns interest payable in cash at a rate of LIBOR+7.50%, and matures in June 2026.
Also in June 2018, we purchased $0.3 million of second lien term loan in Edelman Financial, or Edelman, a provider of independent, technology-enabled financial advisory services and investment advice to employer-sponsored defined contribution plans and retail investors. The Edelman second lien term loan was purchased at a 0.5% discount to par, earns interest payable in cash at a rate of LIBOR+6.75%, and matures in June 2026.
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

	June 30, 2018			December 31, 2017
	Weighted Average Yields(2)			Weighted Average Yields(2)
		Percentage of Portfolio(1)			Percentage of Portfolio(1)
		Cost	Fair Value		Cost	Fair Value
First lien secured debt	9.2%	0.6%	0.7%	—%	—%	—%
Second lien debt	10.1%	58.9%	62.8%	9.7%	43.1%	47.4%
Subordinated debt	18.8%	40.0%	35.7%	15.8%	56.9%	52.3%
Revolving loan facility	10.0%	0.5%	0.5%	—%	—%	—%
CLO residual interests(3)	13.5%	—%	0.3%	13.5%	—%	0.3%
Total portfolio investments(1)	13.6%	100.0%	100.0%	13.2%	100.0%	100.0%
(1) Yielding investment portfolio.
(2) Weighted average yield based on cost and excludes non-yielding assets. Yields are based on the most current interest rates in effect at the end of the period.
(3) Yields from investments in CLO residual interests represent the implied internal rate of return calculation expected from cash flows.

As of June 30, 2018 and December 31, 2017, the total fair value of our portfolio investments was $72.3 million and $64.9 million, respectively. Of those fair value totals, approximately $26.4 million, or 36.5%, as of June 30, 2018, and $18.4 million, or 28.3%, as of December 31, 2017 are determined using significant unobservable (i.e., Level 3) inputs.

Results of Operations

Investment Income

Investment income includes interest on our investments and dividend income. Dividend income is income we receive from certain of our equity investments. Other income includes prepayment fees and modification fees we receive in connection with certain of our investments. These fees are recognized as earned.

Investment Income	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2018	2017	2018	2017

Interest income	$2,525	$2,465	$4,753	$4,869
Dividend income	—	—	—	—
Other income	102	10	157	61
Total investment income	$2,627	$2,475	$4,910	$4,930
For the three months ended June 30, 2018, total investment income was $2.6 million, a 6% increase from $2.5 million of total investment income for the three months ended June 30, 2017. The increase was primarily attributable to the previously unamortized discount of $244 thousand recognized as additional interest income as a result of the repayment of our investment in Berlin in the second quarter of 2018.
For the six months ended June 30, 2018, total investment income was $4.9 million, a 0.4% decrease from $4.9 million of total investment income for the six months ended June 30, 2017.

Operating Expenses
Operating expenses include interest expense and our allocable portion of operating expenses incurred on our behalf by our investment advisor and our administrator. Other general and administrative expenses include our allocated share of employee, facilities, and stockholder services incurred by our administrator.

Operating Expenses	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2018	2017	2018	2017

Interest expense and bank fees	$801	$984	$1,624	$1,958
Management fees	384	496	784	1,066
Incentive fees	(1)	—	—	—
Costs related to strategic alternatives review	—	—	75	—
Professional fees	309	401	952	672
Other general and administrative expenses	372	377	742	759
Directors fees	62	62	123	123
Operating expenses before incentive fee waiver	$1,927	$2,320	$4,300	$4,578
Incentive fee waiver	1	—	—	—
Total operating expenses, net of incentive fee waiver	$1,928	$2,320	$4,300	$4,578
For the three months ended June 30, 2018, operating expenses decreased by 16.9% to $1.9 million from $2.3 million compared to the three months ended June 30, 2017. Interest expense and bank fees decreased by 18.6% to $0.8 million from $1.0 million compared to the same period in the prior year largely due to lower amount outstanding on our Credit Facility on as the result of a $4.5 million principal repayment in December 2017 and lower amortization of debt issuance cost. Management fees decreased by 22.6% to $0.4 million from $0.5 million due to lower base management fees as a result of lower average asset base subject to the base management fee. Professional fees decreased by 22.9% to $0.3 million from $0.4 million primarily due to lower legal costs. Other general and administrative expenses decreased by 1.3% to $0.4 million from $0.4 million.
For the six months ended June 30, 2018, operating expenses decreased by 6.1% to $4.3 million from $4.6 million compared to the six months ended June 30, 2017. Interest expense and bank fees decreased by 17.1% to $1.6 million from $2.0 million compared to the same period in the prior year largely due to lower amount outstanding on our Credit Facility on as the result of a $4.5 million principal repayment in December 2017 and lower amortization of debt issuance cost. Management fees decreased by 26.5% to $0.8 million from $1.1 million due to lower base management fees as a result of lower average asset base subject to the base management fee. Professional fees increased by 41.7% to $1.0 million from $0.7 million primarily due to an increase in legal expenses related to our Castex and ATP investments. Other general and administrative expenses decreased by 2.2% to $0.7 million from $0.8 million.
Under the Investment Advisory Agreement, the investment income incentive fee is calculated quarterly at a rate of 20% of quarterly net investment income above a “hurdle rate” of 1.75% per quarter (7% annualized) with a “catch up” provision. For the three months ended June 30, 2018 and June 30, 2017, we did not incur any investment income incentive fees. For the six months ended June 30, 2018 and six months ended June 30, 2017, we did not incur any investment income incentive fees.
The second part of the incentive fee, the capital gains incentive fee, is determined and payable in arrears as of the end of each fiscal year (or, upon termination of the Investment Advisory Agreement, as of the termination date). The capital gains incentive fee is equal to 20% of our cumulative aggregate realized capital gains from September 30, 2014 through the end of that fiscal year, computed net of our cumulative aggregate realized capital losses and cumulative aggregate unrealized depreciation on investments for the same time period. The aggregate amount of any previously paid capital gains incentive fees to OHA is subtracted from the capital gains incentive fee calculated. If such amount is negative, then there is no capital gains fee for such year. For the purposes of the capital gains fee, any gains and losses associated with our investment portfolio as of September 30, 2014 shall be excluded from the capital gains fee calculation. For the three months ended June 30, 2018 and 2017, we did not accrue any capital gains incentive fees. For the six months ended June 30, 2018 and 2017, we did not accrue any capital gains incentive fees.
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

Net Investment Income	For the three months ended June 30,		For the six months ended June 30,
(in thousands, except per share data)	2018	2017	2018	2017

Net investment income (loss)	$667	$145	$572	$338
Net investment income (loss) per common share	$0.03	$0.01	$0.03	$0.02
During the three month period ended June 30, 2018, the increase in net investment income compared to the three month period ended June 30, 2017 was driven by higher investment income and an decrease in operating expenses.
During the six month period ended June 30, 2018, the increase in net investment income compared to the six month period ended June 30, 2017 was driven by lower operating expenses partially offset by lower investment income.

Net Realized Gains and Losses
Net realized gains and losses is the difference between the net proceeds received from dispositions of portfolio investments and their stated costs. Realized losses may also be recorded in connection with our determination that certain investments are considered worthless securities and/or meet the conditions for loss recognition per the applicable tax rules.

Net Realized Gains and Losses	For the three months ended June 30,		For the six months ended June 30,
(in thousands, except per share data)	2018	2017	2018	2017

Net realized capital gain (loss) on investments	$(55,965)	$(12,659)	$(55,952)	$(12,564)
Provision for taxes on realized loss	—	—	(42)	—
Net realized capital gains (losses)	$(55,965)	$(12,659)	$(55,994)	$(12,564)
Net realized capital gains (losses) per common share	$(2.77)	$(0.63)	$(2.78)	$(0.62)
For the three months ended June 30, 2018, we realized a capital loss of $56.3 million related to our investment in Castex Energy 2005, LP redeemable referred LP units (Castex), partially offset by a realized capital gain of $0.4 million related to a sales price adjustment from the 2011 disposal of our investments in Alden Resources (or Globe BG, LLC). For the three months ended June 30, 2017, we realized a capital loss of $12.7 million related to our investment in Shoreline Energy, LLC second lien term loan.
For the six months ended June 30, 2018, we realized a capital loss of $56.3 million related to our investment in Castex, partially offset by realized capital gains of $0.4 million related to a sales price adjustment from the 2011 disposal of our investments in Alden Resources (or Globe BG, LLC), sale of our partial investment in MyEyeDr second lien term loan, and sale of our investment in SMG Holdings, Inc. second lien term loan. For the six months ended June 30, 2017, we realized a capital loss of $12.7 million related to our investment in Shoreline Energy, LLC second lien term loan.

Net Unrealized Appreciation (Depreciation) on Investments
Net unrealized appreciation or depreciation is the net change in the fair value of our investments during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.

Net Unrealized Appreciation (Depreciation) on Investments	For the three months ended June 30,		For the six months ended June 30,
(in thousands, except per share data)	2018	2017	2018	2017

Affiliate investments	$(1,246)	$(163)	$(2,252)	$(462)
Non-affiliate investments	57,552	7,781	60,413	(11,299)
Net unrealized appreciation (depreciation) on investments	$56,306	$7,618	$58,161	$(11,761)
Net unrealized appreciation (depreciation) on investments per common share	$2.79	$0.38	$2.88	$(0.58)

Affiliate Investments
For the three months ended June 30, 2018 and 2017, the net unrealized depreciation on our affiliate investments was attributable to unrealized depreciation of our investments in OCI.
For the six months ended June 30, 2018 and 2017, the net unrealized depreciation on our affiliate investments was attributable to unrealized depreciation of our investments in OCI.
Non-Affiliate Investments
For the three months ended June 30, 2018, the net unrealized appreciation on our non-affiliate investments was primarily attributable to the reversal of $56.3 million unrealized depreciation, due to realization, of our investment in Castex. For the three months ended June 30, 2017, the net unrealized appreciation on our non-affiliate investments was primarily attributable to the reversal of $12.7 million unrealized depreciation, due to realization, of our investment in Shoreline.
For the six months ended June 30, 2018, the net unrealized appreciation on our non-affiliate investments was primarily attributable to $2.9 million unrealized appreciation in Talos Production, LLC, senior unsecured note upon it's maturity and repayment and the reversal of $56.3 million unrealized depreciation, due to realization, of our investment in Castex. For the six months ended

June 30, 2017, the net unrealized depreciation on our non-affiliate investments was primarily attributable to a decrease in the fair value of our investment in Castex of $25.9 million. This was partially offset by the reversal of $12.7 million unrealized depreciation, due to realization, of our investment in Shoreline.

Net Increase (Decrease) in Net Assets Resulting from Operations	For the three months ended June 30,		For the six months ended June 30,
(in thousands, except per share data)	2018	2017	2018	2017

Net increase (decrease) in net assets resulting from operations	$1,008	$(4,896)	$2,739	$(23,987)
Net increase (decrease) in net assets resulting from operations per common share	$0.05	$(0.24)	$0.13	$(1.19)

For the three months ended June 30, 2018, the net increase in net assets resulting from operations compared to the three months ended June 30, 2017 primarily is attributable net realized and unrealized appreciation on investments totaling $5.4 million and a increase in net investment income of $0.5 million.
For the six months ended June 30, 2018, the net increase in net assets resulting from operations compared to the six months ended June 30, 2017 primarily is attributable net realized and unrealized appreciation on investments totaling $26.5 million and an increase in net investment income of $0.2 million.

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
Cash Flows
At June 30, 2018 and June 30, 2017, we had cash and cash equivalents totaling $19.4 million and $12.0 million, respectively.
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
During the six months ended June 30, 2018, we experienced a net decrease in cash and cash equivalents in the amount of $0.5 million. During the period, our operating activities provided $5.4 million in cash, consisting of $20.7 million provided by proceeds from redemptions of investments in portfolio securities and $5.0 million of net proceeds from redemption of investments in U.S. Treasury bills, partially offset by $23.1 million in purchases of new investments in portfolio securities of which $5.3 million was not yet settled at June 30, 2018, revolving loan funding used cash of $0.4 million, financing activities used cash of $5.9 million, consisting of net borrowings under repurchase agreement of $4.9 million, cash distributions paid to our stockholders in the amount of $0.8 million, and debt issuance cost paid in the amount of $0.2 million.
During six months ended June 30, 2017, we experienced a net decrease in cash and cash equivalents in the amount of $4.5 million. During the period, our operating activities used $7.8 million in cash, consisting of $11.3 million purchases of new investments in portfolio securities, partially offset by $10.4 million provided by proceeds from redemptions of investments in portfolio securities. Financing activities provided cash of $3.3 million, consisting net borrowings under repurchase agreement of $4.9 million partially offset by cash distributions paid to our stockholders in the amount of $1.6 million.
Distributions to Stockholders
For the three months ended June 30, 2018, we paid cash distributions totaling $0.4 million, or $0.02 per share, to our common stockholders compared to $0.4 million, or $0.02 per share, during the three months ended June 30, 2017. For the six months ended June 30, 2018, we paid cash distributions totaling $0.8 million, or $0.04 per share, to our common stockholders compared to $0.8 million, or $0.04 per share, during the six months ended June 30, 2017. We currently intend to continue to distribute, out of assets legally available for distribution and as determined by our Board of Directors, in the form of quarterly distributions, a minimum of 90% of our annual investment company taxable income to our stockholders. In March 2015, our Board of Directors authorized us to repurchase up to the remaining $2.4 million available to be repurchased under a previously approved stock repurchase plan, which was completed in the third quarter of 2015. See Note 8 to our consolidated financial statements.
Credit Facility
We are party to a Credit Agreement (the "Credit Facility"),with MidCap Financial Trust, as administrative agent. The initial amount we could borrow under the Credit Facility was $56.5 million and had a maturity date of March 9, 2018, with an option to extended for a six-month period, subject to certain conditions. The initial proceeds of $40.5 million from the Credit Facility were used to pay off the $38.5 million outstanding balance on the Investment Facility, pay transaction expenses and provide balance sheet cash. The remaining $16.0 million consisted of a delayed draw term loan, which was committed for one year.
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
As of June 30, 2018 and December 31, 2017, the total amount outstanding under the Credit Facility was $36.0 million with $0.0 million available to draw. The total amount outstanding on the Credit Facility is shown net of unamortized debt issuance costs of $0.1 million and $0.2 million on our Consolidated Balance Sheet as of June 30, 2018 and December 31, 2017, respectively. Substantially all of our assets, except our investments in U.S. Treasury Bills, are pledged as collateral for the obligations under the Credit Facility. The Credit Facility bears an interest rate of Adjusted LIBOR plus 5.35% for Eurodollar Loans, subject to a 1% LIBOR floor, and Base Rate plus 4.35% for Base Rate Loans. As of June 30, 2018, the interest rate on our outstanding principal balance of $36.0 million was 7.33%.
The Credit Facility contains affirmative and reporting covenants and certain financial ratio and restrictive covenants. We have complied with these covenants from the date of the Credit Agreement through June 30, 2018, and had no existing defaults or events of default under the Credit Facility. The financial covenants, with terms as defined in the Credit Agreement, are:

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

Repurchase Agreements
At the end of each quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which includes purchasing U.S. Treasury Bills, by utilizing repurchase agreements on a temporary basis. On June 27, 2018, we purchased $15.0 million of U.S. Treasury Bills and contemporaneously entered into a $14.7 million repurchase arrangement with a global financial institution to finance such purchase. Under the repurchase arrangement, we transferred $15.0 million of U.S. Treasury Bills and $0.3 million of cash as collateral under the repurchase agreement. We repaid the $14.7 million borrowed under the repurchase agreement, and was returned the $0.3 million cash collateral, net of an $6 thousand financing fee, upon maturity of the U.S. Treasury Bills on July 5, 2018. We account for the transfer of the U.S. Treasury Bills under the repurchase agreement as a secured borrowing in accordance with GAAP. As a result, the U.S. Treasury Bills are recorded on our books as investments in U.S. Treasury Bills, and the amount borrowed under the repurchase agreement is recorded as a current liability at June 30, 2018.
On December 27, 2017, we purchased $20.0 million of U.S. Treasury Bills and contemporaneously entered into a $19.6 million repurchase arrangement with a global financial institution to finance such purchase. Under the repurchase arrangement, we transferred $20.0 million of U.S. Treasury Bills and $0.4 million of cash as collateral under the repurchase agreement. We repaid the $19.6 million borrowed under the repurchase agreement, and was returned the $0.4 million cash collateral, net of an $8 thousand financing fee, upon maturity of the U.S. Treasury Bills on January 4, 2018. We account for the transfer of the U.S. Treasury Bills under the repurchase agreement as a secured borrowing in accordance with GAAP. As a result, the U.S. Treasury Bills are recorded on our books as investments in U.S. Treasury Bills, and the amount outstanding under the repurchase agreement is recorded as a current liability at December 31, 2017.
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
We have established an “opt out” DRIP plan for our stockholders. As a result, if we declare a cash distribution, our plan agent automatically reinvests a stockholder’s cash distribution in additional shares of our common stock unless the stockholder, or his or her broker, specifically “opts out” of the distribution reinvestment plan and elects to receive cash distributions. No action is required on the part of a registered stockholder to have the stockholder’s dividend reinvested in shares of our common stock. The plan administrator will set up an account for shares acquired through the DRIP plan for each stockholder who has not elected to receive distributions in cash and hold such shares in non-certificated form. A registered stockholder may terminate participation in the DRIP plan at any time and elect to receive distributions in cash by notifying the plan administrator in writing so that such notice is received by the plan administrator no later than 10 days prior to the record date for distributions to stockholders. Participants may terminate participation in the plan by notifying the plan administrator via its website at www.amstock.com, by filling out the transaction request form located at the bottom of their statement and sending it to the plan administrator at American Stock Transfer & Trust Company, Operations Center, 6201 15th Avenue, Brooklyn, NY 11219 or by calling the plan administrator at 1-800-937-5449.
Within 20 days following receipt of a termination notice by the plan administrator and according to a participant’s instructions, the plan administrator will either: (a) maintain all shares held by such participant in a plan account designated to receive all future distributions in cash; (b) issue certificates for the whole shares credited to such participant’s plan account and issue a check representing the value of any fractional shares to such participant; or (c) sell the shares held in the plan account and remit the proceeds of the sale, less any brokerage commissions that may be incurred and a $15.00 transaction fee, to such participant at his or her address of record at the time of such liquidation. A stockholder who has elected to receive distributions in cash may re-enroll in the DRIP at any time by providing notice to the plan administrator.
Those stockholders whose shares are held by a broker or other financial intermediary may receive distributions in cash by notifying their broker or other financial intermediary of their election. It is customary practice for many brokers to opt out of DRIP plans on behalf of their clients unless specifically instructed otherwise.
We intend, when permitted by the DRIP plan, to primarily use newly issued shares for reinvested distributions under the DRIP plan. However, we reserve the right to purchase shares in the open market in connection with the DRIP plan. The number of newly issued shares to be issued to a stockholder is determined by dividing the total dollar amount of the distribution payable to such stockholder by the average market price per share of our common stock at the close of regular trading on the exchange or market on which our shares of common stock are listed for the five trading days preceding the valuation date for such distribution. We can not calculate the number of shares of our common stock to be outstanding after giving effect to payment of the distribution until the value per share at which additional shares will be issued has been determined and elections of our stockholders have been tabulated.
We may not use newly issued shares to satisfy our obligations under the DRIP plan if the market price of our shares is less than our net asset value per share. In such event, the cash distributions are paid to the plan administrator who purchases shares in the open market for credit to the accounts of plan participants unless the average of the closing sales prices for the shares for the five days immediately preceding the payment date exceeds 110% of the most recently reported net asset value per share. The allocation of shares to the participants’ plan accounts is based on the average cost of the shares so purchased, including brokerage commissions. The plan administrator will reinvest all distributions as soon as practicable, but no later than the next ex-dividend date, except to the extent necessary to comply with applicable provisions of the federal securities laws. The plan will not pay interest on any uninvested cash payment.
As of July 9, 2018, the date of our most recent distribution payment, holders of approximately 89,000 shares, or approximately 0.4% of the 20,172,392 outstanding shares, were participants in the DRIP plan. During 2017, we declared distributions totaling $0.08 per common share.
There are no brokerage charges on newly issued shares or other charges to stockholders who participate in the DRIP plan. We pay the plan administrator’s fees.
We may terminate the DRIP plan upon notice in writing mailed to each participant at least 30 days prior to any record date for the payment of any distribution. When a participant withdraws from the DRIP plan or when the DRIP plan is terminated, the participant will receive a cash payment for any fractional shares of our common stock based on the market price on the date of withdrawal or termination. Participants and interested stockholders should direct all correspondence concerning the DRIP plan to the plan administrator by mail at American Stock Transfer & Trust Company, Operations Center, 6201 15th Avenue, Brooklyn, NY 11219.
The automatic reinvestment of distributions will not relieve a participant of any income tax liability associated with such dividend or distribution. A U.S. stockholder participating in the DRIP plan will be treated for U.S. federal income tax purposes as having received a distribution in an equal amount to the cash that the participant could have received instead of shares. The tax basis of such shares will equal the amount of such cash. In the case of newly issued shares under the DRIP plan, the distribution and tax basis will generally be the value of the issued shares. A participant will not realize any taxable income upon receipt of a certificate for whole shares credited to the participant’s account whether upon the participant’s request for a specified number of shares or upon termination of enrollment in the DRIP plan. Each participant will receive each year from us (or the applicable withholding agent) a Form 1099-DIV with respect to the U.S. federal income tax status of all distributions during the previous year.
A copy of our DRIP plan is available on our corporate website, www.ohainvestmentcorporation.com, in the investor relations section.

Portfolio Credit Quality
At June 30, 2018, a significant portion of our portfolio investments were being negotiated, and often illiquid, securities of middle market businesses. As of June 30, 2018, we had an investment related to one portfolio company on non-accrual status with a cost and fair value of $27.7 million and $1.4 million, respectively. Effective July 1, 2015, Bennu was placed on non-accrual status based on estimated future production payments and cash received is applied to cost basis. Our portfolio investments at fair value were approximately 68.9% and 41.7% of the related cost basis as of June 30, 2018 and December 31, 2017, respectively.

Non-accruing and non-income producing investments	June 30, 2018		December 31, 2017
(in thousands)	Cost	Fair Value	Cost	Fair Value

Non-accruing investments
Castex Energy 2005, LP (non-accrual January 2017)	$—	$—	$56,315	$—
ATP Oil & Gas Corporation/Bennu Oil & Gas, LLC (non-accrual July 2015)	27,693	1,380	27,845	—
Total non-accruing investments	27,693	1,380	84,160	—

Non-income producing investments
OHA/OCI Investments, LLC Class A Units	2,500	—	2,500	164
Total non-income producing investments	2,500	—	2,500	164
Total non-accruing and non-income producing investments	$30,193	$1,380	$86,660	$164

Contractual Obligations and Off-Balance Sheet Arrangements
 The following table summarizes our contractual payment obligations at June 30, 2018 (in thousands):

Credit facilities(1)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Credit Facility	$36,000	$36,000	$—	$—	$—
Repurchase Agreement(2)	14,695	14,695	—	—	—
Total	$50,695	$50,695	$—	$—	$—
(1) Excludes accrued interest amounts.
(2) Amount outstanding under the Repurchase Agreement was repaid on July 5, 2018.
From time to time we could have unused commitments to extend credit to our portfolio companies. Generally, these commitments have fixed expiration dates, and we do not fund the entire amounts before they expire. Therefore, these commitment amounts do not necessarily represent future cash requirements, and we do not report the unused portions of these commitments on our Consolidated Balance Sheets. At June 30, 2018, we had $1.2 million unused credit commitment of our ClearChoice revolver investment and $5.3 million due to broker for unsettled trades

Item 3. Quantitative and Qualitative Disclosures About Market Risk
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
In connection with the preparation of this Quarterly Report on Form 10-Q, as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q (June 30, 2018), we performed an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2018, our disclosure controls and procedures were effective in providing reasonable assurance (i) that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) that such information is accumulated and communicated to management in a manner that allows timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
No changes in internal control over financial reporting occurred during the quarter ended June 30, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act).

PART II – OTHER INFORMATION

Item 1. Legal Proceedings
The information set forth under the heading “Legal Proceedings” in Note 6 to our interim consolidated financial statements is incorporated herein by reference.

Item 1A. Risk Factors
During the six months ended June 30, 2018, there were no material changes to the risk factors disclosed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The information set forth in Note 8 to our interim consolidated financial statements is incorporated herein by reference. There were no shares of common stock repurchased during the six months ended June 30, 2018.

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

OHA INVESTMENT CORPORATION

Date:	August 14, 2018	By:	/s/ STEVEN T. WAYNE
Steven T. Wayne
President and Chief Executive Officer

Date:	August 14, 2018	By:	/s/ CORY E. GILBERT
Cory E. Gilbert
Chief Financial Officer and Treasurer

Index to Exhibits

Exhibit No.	Exhibit

31.1	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Executive Officer
31.2	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Financial Officer
32.1	Section 1350 Certification by the Chief Executive Officer
32.2	Section 1350 Certification by the Chief Financial Officer
____________