Form 10-Q
period 2018-09-30
OHA Investment Corp
filed 2018-11-14
CIK 1297704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 14, 2018, there were 20,172,392 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

OHA INVESTMENT CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2018	December 31, 2017
	(unaudited)
Assets
Investments in portfolio securities at fair value
Affiliate investments (cost: $26,028 and $23,263, respectively)	$10,880	$18,179
Non-affiliate investments (cost: $81,670 and $132,429, respectively)	58,209	46,751
Total portfolio investments (cost: $107,698 and $155,692, respectively)	69,089	64,930
Investments in U.S. Treasury Bills at fair value (cost: $21,993 and $19,994, respectively)	21,993	19,994
Total investments	91,082	84,924
Cash and cash equivalents	3,718	19,939
Accounts receivable and other current assets	7	—
Interest receivable	405	632
Other prepaid assets	25	21
Deferred tax asset	593	632
Total current assets	4,748	21,224
Total assets	$95,830	$106,148

Liabilities
Current liabilities
Distributions payable	$403	$403
Accounts payable and accrued expenses	1,117	1,585
Due to affiliate (Note 4)	128	562
Management and incentive fees payable (Note 4)	397	426
Income taxes payable	44	24
Repurchase agreement	21,552	19,592
Short-term debt, net of debt issuance costs	—	35,785
Total current liabilities	23,641	58,377
Long-term debt, net of debt issuance costs	28,837	—
Total liabilities	52,478	58,377
Commitments and Contingencies (Note 6)
Net assets
Common stock, $.001 par value, 250,000,000 shares authorized; 20,172,392 and 20,172,392 shares issued and outstanding, respectively	20	20
Paid-in capital in excess of par	234,553	234,553
Total distributable earnings (loss)	(191,221)	(186,802)
Total net assets	43,352	47,771
Total liabilities and net assets	$95,830	$106,148
Net asset value per share	$2.15	$2.37
(See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
Investment income:
Interest income:
Affiliate investments	$(209)	$115	$43	$326
Payment-in-kind from affiliate investments	668	894	2,722	2,527
Non-affiliate investments	1,360	1,735	3,807	4,760
Money market interest	50	—	190	—
Other income	17	7	34	68
Total investment income	1,886	2,751	6,796	7,681
Operating expenses:
Interest expense and bank fees	767	1,012	2,391	2,970
Management fees (Note 4)	397	440	1,181	1,506
Incentive fees (Note 4)	6	104	6	104
Costs related to strategic alternatives review	—	—	75	—
Professional fees	254	394	1,206	1,066
Other general and administrative expenses	344	410	1,086	1,169
Directors fees	61	61	184	184
Total operating expenses	1,829	2,421	6,129	6,999
Waived incentive fees (Note 4)	(6)	—	(6)	—
Income tax benefit (provision), net	7	7	45	21
Net investment income (loss)	56	323	628	661
Realized and unrealized gain (loss) on investments:
Net realized capital gain (loss) on investments
Control investments	—	—	—	1
Non-affiliate investments	—	1,004	(55,952)	(11,561)
Provision for taxes	3	—	(39)	—
Total net realized capital gain (loss) on investments	3	1,004	(55,991)	(11,560)
Net unrealized appreciation (depreciation) on investments
Affiliate investments	(7,812)	(1,004)	(10,064)	(1,466)
Non-affiliate investments	1,804	(8,508)	62,218	(19,807)
Total net unrealized appreciation (depreciation) on investments	(6,008)	(9,512)	52,154	(21,273)

Net increase (decrease) in net assets resulting from operations	$(5,949)	$(8,185)	$(3,209)	$(32,172)

Net increase (decrease) in net assets resulting from operations per common share	$(0.29)	$(0.40)	$(0.16)	$(1.59)

Distributions declared per common share	$0.02	$0.02	$0.06	$0.06
Weighted average shares outstanding - basic and diluted	20,172	20,172	20,172	20,172

 (See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
(in thousands, except per share data)
(unaudited)

	For the nine months ended September 30,
	2018	2017
Increase (decrease) in net assets from operations
Net investment income	$628	$661
Net realized capital gain (loss) on investments	(55,991)	(11,560)
Net unrealized appreciation (depreciation) on investments	52,154	(21,273)
Net increase (decrease) in net assets resulting from operations	(3,209)	(32,172)
Distributions to common stockholders
Distributions from net investment income	(1,210)	(1,210)
Net decrease in net assets from distributions	(1,210)	(1,210)
Net increase (decrease) in net assets	(4,419)	(33,382)
Net assets, beginning of period	47,771	80,493
Net assets, end of period	$43,352	$47,111
Net asset value per common share at end of period	$2.15	$2.34
Common shares outstanding at end of period	20,172	20,172

(See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the nine months ended September 30,
	2018	2017
Cash flows from operating activities:
Net decrease in net assets resulting from operations	$(3,209)	$(32,172)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash provided by (used in) operating activities:
Payment-in-kind interest	(3,550)	(3,180)
Net amortization of premiums, discounts and fees	(371)	(676)
Net realized capital loss on investments	55,952	11,560
Net unrealized depreciation (appreciation) on investments	(52,153)	21,273
Purchase of investments in portfolio securities	(25,599)	(21,941)
Proceeds from redemption or sale of investments in portfolio securities	21,546	19,260
Proceeds from revolving loans, net	16	—
Purchase of investments in U.S. Treasury Bills	(52,000)	(120,000)
Proceeds from redemption of investments in U.S. Treasury Bills	50,001	125,002
Amortization of debt issuance costs on Credit Facility	226	876
Effects of changes in operating assets and liabilities:
Accounts receivable and other current assets	(7)	2
Interest receivable	227	976
Prepaid assets	(4)	(11)
Payables and accrued expenses	(477)	(184)
Deferred tax asset	39	—
Due to broker	—	6,386
Due to affiliate	(434)	(174)
Net cash provided by (used in) operating activities	(9,797)	6,997
Cash flows from financing activities:
Borrowings under credit facilities	—	—
Borrowings under repurchase agreement	50,942	117,593
Debt issuance cost paid	(174)	—
Repayments on Credit Facility	(7,000)	—
Repayments on repurchase agreement	(48,982)	(122,493)
Acquisition of common stock under repurchase plan	—	—
Distributions to common stockholders	(1,210)	(2,017)
Net cash used in financing activities	(6,424)	(6,917)
Net change in cash and cash equivalents	(16,221)	80
Cash and cash equivalents, beginning of period	19,939	16,533
Cash and cash equivalents, end of period	$3,718	$16,613

(See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2018
(in thousands, except share amounts and percentages)
(unaudited)

Portfolio Company	Industry Segment	Investment(1)	Principal	Cost	Fair Value(2)

Affiliate Investments - (5% to 25% owned)
OCI Holdings, LLC	Home Health Services	Subordinated Note (Libor+ 12.0% cash with a 1.0% floor plus 3.0% PIK), 21.10%, due 8/31/2019(6)	$24,356	$23,528	$10,880
OCI Holdings, LLC	Home Health Services	100% of Class A Units in OHA/OCI Investments, LLC representing 20.8% diluted ownership of OCI Holdings, LLC(8)		2,500	—
Subtotal Affiliate Investments - (5% to 25% owned)				$26,028	$10,880

Non-affiliate Investments - (Less than 5% owned)
Equinox Holdings, Inc.	Leisure Goods, Activities, Movies	Second Lien Term Loan (Libor+7.0% with a 1.0% floor), 9.24%, due 9/6/2024(3)	7,000	6,956	7,184
PAE Holding Corporation	Aerospace and Defense	Second Lien Term Loan (Libor+9.50% with a 1.0% floor), 11.89%, due 10/20/2023(3)	6,888	6,744	6,923
Ministry Brands, LLC	Business Services	Second Lien Term Loan (Libor +8.00% with a 1.0% floor), 10.50%, due 6/2/2023(2)	6,000	5,943	6,000
Avantor Performance Materials, Inc.	Chemicals	Senior Unsecured Notes 9.00% due 10/1/2025(3)	5,000	5,000	5,162
CVS Holdings I, LP (MyEyeDr)	Retail	Second Lien Term Loan (Libor+6.75% with a 1.0% floor), 9.00%, due 2/6/2026(3)	5,000	4,976	4,987
PowerSchool	Business Services	Second Lien Term Loan (Libor+6.75%), 8.85%, due 6/11/2026(3)	3,800	3,762	3,838
WASH Multifamily Acquisition, Inc.	Industrials - Laundry Equipment	Second Lien Term Loan (Libor + 7.00% with a 1.0% floor), 9.24%, due 5/14/2023(3)	3,404	3,387	3,353
DexKo Global, Inc.	Automotive	Second Lien Term Loan (Libor+8.25% with a 1.0% floor), 10.64%, due 7/24/2025(3)	3,000	2,979	3,060
TIBCO Software, Inc.	Software	Senior Unsecured Notes, 11.38%, due 12/1/2021(3)	2,100	1,988	2,242
ATP Oil & Gas Corporation/Bennu Oil & Gas, LLC	Oil & Natural Gas Production and Development	Limited Term Royalty Interest (notional rate of 13.2%)(7)	—	26,985	2,173
Hayward Industries, Inc.	Consumer Goods	Second Lien Term Loan (Libor+8.25%), 10.49%, due 8/4/2025(3)	2,159	2,163	2,170
CentralSquare Technologies	Software	Second Lien Term Loan (Libor+7.50%), 9.74%, due 8/31/2026(3)	2,000	1,949	2,020
Ensono	Telecommunications	Second Lien Term Loan (Libor+9.25%), 11.49%, due 4/26/2026(3)	1,700	1,633	1,666
MW Industries (Helix Acquisition)	Industrials	Second Lien Term Loan (Libor+8.00%), 10.39%, due 9/27/2025(3)	1,400	1,387	1,419
 (See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2018
(in thousands, except share amounts and percentages)
(unaudited — continued)

Portfolio Company	Industry Segment	Investment(1)	Principal	Cost	Fair Value(2)

Non-affiliate Investments - (Less than 5% owned) - Continued
Allied Universal Holdco, LLC	Business Services	Second Lien Term Loan (Libor+8.50% with a 1.0% floor), 10.79%, due 7/28/2023(3)	1,250	1,250	1,241
Vertafore, Inc.	Business Services	Second Lien Term Loan (Libor+7.25%), 9.49%, due 7/2/2026(3)	900	891	909
Safe Fleet Holdings, LLC	Industrials	Second Lien Term Loan (Libor+6.75% with a 1.0% floor), 8.86%, due 2/1/2026(3)	700	697	695
Coinamatic Canada, Inc.(5)	Industrials - Laundry Equipment	Second Lien Term Loan (Libor + 7.00% with a 1.0% floor), 9.24%, due 5/14/2023(3)	596	593	587
MedRisk, LLC	Healthcare	Second Lien Term Loan (Libor+6.75%), 8.99%, due 12/25/2025(3)	500	498	497
ClearChoice (CC Dental Implants Intermediate)	Healthcare	First Lien Term Loan (Last Out) (Libor+6.50% with a 1.0% floor), 8.86%, due 1/2/2023(10)	500	495	495
NAVEX	Software	Second Lien Term Loan (Libor+7.00%), 9.12%, due 9/5/2026(3)	400	396	403
FirstLight Fiber	Telecommunications	Second Lien Term Loan (Libor+7.50%), 9.84%, due 6/7/2026(3)	400	396	398
Edelman Financial Services, LLC	Financial Services	Second Lien Term Loan (Libor+6.75%), 9.09%, due 3/28/2026(3)	300	299	307
EaglePicher Technologies, LLC	Aerospace and Defense	Second Lien Term Loan (Libor+7.25%), 9.49% due 3/28/2026(3)	300	298	300
Gramercy Park CLO Ltd.(5)	Financial Services	Subordinated Notes, Residual Interest, 13.46% based on cost, due 7/17/2023	9,000	19	195
ClearChoice (CC Dental Implants Intermediate)	Healthcare	First Lien Revolver (Last Out) (Funded: Libor+6.50% with a 1.0% floor), 8.95%, due 1/2/2023(9)(10)	—	(14)	(15)
Subtotal Non-affiliate Investments - (Less than 5% owned)				$81,670	$58,209
Subtotal Portfolio Investments (75.9% of total investments)				$107,698	$69,089

GOVERNMENT SECURITIES
U.S. Treasury Bills(4)			$22,000	$21,993	$21,993
Subtotal Government Securities (24.1% of total investments)				$21,993	$21,993

TOTAL INVESTMENTS				$129,691	$91,082

 (See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2018
(in thousands, except share amounts and percentages)
(unaudited — continued)

NOTES TO CONSOLIDATED SCHEDULE OF INVESTMENTS

(1)
We pledged all of our portfolio investments, except our investments in U.S. Treasury Bills, as collateral for obligations under our Credit Facility. See Note 3 to Consolidated Financial Statements. Percentages represent interest rates in effect as of September 30, 2018, and due dates represent the contractual maturity dates. Common stock and units are non-income producing securities, unless otherwise stated.

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

(6)
During the fourth quarter of 2016, we executed a series of amendments to our note purchase and security agreement with OCI Holdings, LLC, or OCI, to allow the company to PIK its Libor+12% cash interest for November and December 2016. Also, default interest of $0.1 million and current unpaid interest of $0.4 million was added to the principal balance in the fourth quarter 2016. OCI remains in financial covenant default. During 2017, we executed a number of amendments to our note purchase and security agreement with OCI that allows the company to continue to PIK its Libor+12% cash interest during 2017. Through June 30, 2018, we have allowed the company to continue to PIK its 12% cash interest while paying the 2% default interest in cash. In June 2018, we executed an amendment to our note purchase and security agreement with OCI to extend its maturity date to August 31, 2019. In September 2018, we executed an amendment to our note purchase and security agreement whereby we exchanged $217,625 of cash default interest previously paid to us by the company in 2018 for PIK interest, which was added to the principal outstanding balance of the note, on and as of the date the default interest payment was originally made. This amendment also allows the company to PIK its default interest through December 31, 2018.

(7)
Effective April 1, 2018, we discontinued income recognition on this investment and it remains on non-accrual status. Previously, ATP was on non-accrual status where income was recognized to the extent production payments were received. For more information on ATP, refer to the discussion of the ATP litigation in Note 6 and Note 7 to the Consolidated Financial Statements.

(8)	Non-income producing equity security.

(9)
Represents a revolving line of credit of which $1.6 million of the $1.6 million total commitment is unfunded at September 30, 2018. The revolving line of credit includes a 0.75% unused fee applied to the unfunded amount.

(10)	Investment is entitled to skim interest which results in a higher interest rate spread of approximately 28 basis points.

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

(See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION
CONSOLIDATED FINANCIAL HIGHLIGHTS
(unaudited)

	For the nine months ended September 30,
Per Share Data(1)	2018	2017
Net asset value, beginning of period	$2.37	$3.99
Net investment income, net of tax	0.03	0.03
Net realized and unrealized gain (loss) on investments(2)	(0.19)	(1.62)
Net decrease in net assets resulting from operations	(0.16)	(1.59)
Distributions to common stockholders
Distributions from net investment income	(0.06)	(0.06)
Net decrease in net assets from distributions	(0.06)	(0.06)
Net asset value, end of period	2.15	2.34

Market value, beginning of period	$1.15	$1.72
Market value, end of period	$1.53	$1.25
Market value return(3)(4)	38.0%	(24.9)%

Ratios and Supplemental Data
($ and shares in thousands)
Net assets, end of period	$43,352	$47,111
Average net assets	$48,462	$64,280
Common shares outstanding, end of period	20,172	20,172
Total operating expenses and taxes/average net assets, before waived incentive fees (5)	17.0%	14.5%
Total operating expenses and taxes/average net assets, net of waived incentive fees (5)	17.0%	14.5%
Net investment income/average net assets, before waived incentive fees(5)	1.7%	1.4%
Net investment income/average net assets, net of waived incentive fees(5)	1.7%	1.4%
Portfolio turnover rate	32.9%	19.9%

Expense Ratios (as a percentage of average net assets)(5)
Interest expense and bank fees	6.6%	6.1%
Management fees	3.2%	3.3%
Incentive fees	—%	—%
Incentive fees, net of waived incentive fees	—%	—%
Costs related to strategic alternatives review	0.2%	—%
Other operating expenses, including provision for income taxes	7.0%	5.1%
Total operating expenses, including provision for income taxes, before waived incentive fees	17.0%	14.5%
Total operating expenses, including provision for income taxes, net of waived incentive fees	17.0%	14.5%

(1)	Per share data is based on weighted average number of common shares outstanding for the period.

(2)	May include a balancing amount necessary to reconcile the change in net asset value per share with other per share information presented due to rounding.

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
September 30, 2018
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
Cash and Cash Equivalents
Cash and cash equivalents consist of bank demand deposits and investments in money market funds. The Company considers cash and cash equivalents to include money market funds and may invest in money market funds as part of its cash management activities. As of September 30, 2018, the Company held $2.3 million in bank demand deposits and $1.4 million in money market funds.

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
September 30, 2018
(unaudited)

Payment-in-Kind Interest and Dividends
We occasionally have investments in our portfolio that contain payment-in-kind, or PIK, interest or dividend provisions. We compute PIK interest income or PIK dividend income at the contractual rate specified in each investment agreement, and we add that amount to the principal balance of the investment. For investments with PIK interest or PIK dividends, we calculate our income accruals on the principal balance plus any PIK amounts. If the portfolio company’s projected cash flows, further supported by estimated total enterprise value, are not sufficient to cover the contractual principal and interest or dividend amounts, as applicable, we either reserve a portion of PIK income or we do not accrue PIK interest income or PIK dividend income on the investment. To maintain our RIC status, we must pay out this non-cash income to stockholders in the form of distributions, even though we have not yet collected the cash. We recorded net PIK interest income of $0.7 million and $0.9 million in the three months ended September 30, 2018 and 2017, respectively, and $2.7 million and $2.5 million in the nine months ended September 30, 2018 and 2017. For the three months ended September 30, 2018, we accrued 45% of the contractual PIK interest amount from our investment in the OCI note as PIK interest income from affiliates which is based on the fair value of the note as a percentage of the principal amount outstanding at September 30, 2018. As a result, we reserved $0.8 million of the $1.4 million contractual PIK interest amount for the three months end September 30, 2018. Prior to the third quarter 2018, we recorded the full contractual PIK interest amount from our investment in the OCI note as PIK interest income from affiliates.
We did not record PIK dividend income from our investment in Castex Energy 2005, LP. for the three months ended September 30, 2018, and 2017, or for the nine months ended September 30, 2018, and 2017. During the first quarter of 2017, we placed our investment in Castex on non-accrual status based on our March 31, 2017 valuation.
Recent Accounting Pronouncements
In August 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-13, Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”)  to improve the effectiveness of fair value measurement disclosures. This amendment modifies the disclosure requirements of fair value measurements based on the concepts in FASB Concepts Statement, Conceptual Framework for Financial Reporting- Chapter 8: Notes to Financial Statements. ASU 2018-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, and early adoption is permitted.Management has adopted the amendments in ASU 2018-13 as of September 30, 2018. The adoption did not have a material impact on the Company’s consolidated financial statements and disclosures.
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

Declaration Date	Per Share Amount	Record Date	Payment Date
June 16, 2017	$0.02	June 30, 2017	July 10, 2017
September 18, 2017	0.02	September 30, 2017	October 9, 2017
December 12, 2017	0.02	December 31, 2017	January 9, 2018
March 14, 2018	0.02	March 31, 2018	April 9, 2018
May 8, 2018	0.02	June 30, 2018	July 9, 2018
September 13, 2018	0.02	September 30, 2018	October 9, 2018

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

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
September 30, 2018
(unaudited)

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
On February 2, 2018, we exercised the option to extend the Credit Facility through September 9, 2018.
On September 7, 2018 we entered into an amendment to extend the maturity date of the Credit Facility to September 9, 2019, which can be extended for an additional six-month period at the Company's option. In connection with the extension, the Company made a repayment of principal of $7.0 million of its Credit Facility, reducing the principal amount outstanding to $29.0 million. The $7.0 million principal repayment is available to the Company to be re-borrowed as a delayed draw term loan, which is committed until September 9, 2019. In addition, the interest rate for the borrowings under the Credit Facility was reduced to Libor plus 4.95% for Eurodollar Loans and prime plus 3.95% for Base Rate Loans. Certain financial covenants were also amended.
As of September 30, 2018, the total amount outstanding under the Credit Facility was $29.0 million with $7.0 million available to draw. As of December 31, 2017, the total amount outstanding under the Credit Facility was $36.0 million with $0.0 million available to draw. The total amount outstanding on the Credit Facility is shown net of unamortized debt issuance costs of $0.2 million and $0.2 million on our Consolidated Balance Sheet as of September 30, 2018 and December 31, 2017, respectively. Substantially all of our assets, except our investments in U.S. Treasury Bills, are pledged as collateral for the obligations under the Credit Facility. The Credit Facility bears an interest rate of Adjusted Libor plus 4.95% for Eurodollar Loans, subject to a 1% Libor floor, and Base Rate plus 3.95% for Base Rate Loans. As of September 30, 2018, the interest rate on our outstanding principal balance of $29.0 million was 7.07%.
The Credit Facility contains affirmative and reporting covenants and certain financial ratio and restrictive covenants. We have complied with the covenants from the date of the Credit Agreement through September 30, 2018, and had no existing defaults or events of default under the Credit Facility. The financial covenants, with terms as defined in the Credit Agreement, currently require us to:

•	maintain a Debt to Tangible Net Worth Ratio of not more than 1.00:1.00 as determined on the last day of each calendar month,

•	maintain at all times a minimum liquidity in the form of Cash or Cash Equivalents of at least $1.0 million,

•	maintain a Debt to Fair Market Value Ratio of not more than 0.50:1.00 at any time, and

•	maintain the Fair Market Value of Liquid Portfolio Investments as a percentage of outstanding aggregate principal balance to not be less than 100% through September 9, 2019.

At the end of each quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which includes purchasing U.S. Treasury Bills, by utilizing repurchase agreements on a temporary basis. On September 27, 2018, we purchased $22.0 million of U.S. Treasury Bills and contemporaneously entered into a $21.6 million repurchase arrangement with a global financial institution to finance such purchase. Under the repurchase arrangement, we transferred $22.0 million of U.S. Treasury Bills and $0.4 million of cash as collateral under the repurchase agreement. We repaid the $21.6 million borrowed under the repurchase agreement, and was returned the $0.4 million cash collateral, net of a $8 thousand financing fee, upon maturity of the U.S. Treasury Bills on October 4, 2018. We account for the transfer of the U.S. Treasury Bills under the repurchase agreement as a secured borrowing in accordance with GAAP. As a result, the U.S. Treasury Bills are recorded on our books as investments in U.S. Treasury Bills, and the amount outstanding under the repurchase agreement is recorded as a current liability at September 30, 2018.
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

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
September 30, 2018
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
Base Management Fee: The base management fee is paid quarterly in arrears and is calculated by multiplying the average value of our total assets (excluding cash, cash equivalents and U.S. Treasury Bills that are purchased with borrowed funds solely for the purpose of satisfying quarter-end diversification requirements related to our election to be taxed as a RIC under the Code), as of the end of the two immediately prior fiscal quarters, by a rate of 1.75% per annum, with a 0.25% reduction in this 1.75% annual rate for the first year following September 30, 2014. For the three months ended September 30, 2018 and 2017, we incurred $0.4 million and $0.4 million, respectively, in base management fees. For the nine months ended September 30, 2018 and 2017, we incurred $1.2 million and $1.5 million, respectively, in base management fees.
Incentive Fee: The incentive fee consists of two parts. The first part, the investment income incentive fee, is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the fiscal quarter for which the fee is being calculated. Pre-incentive fee net investment income means interest income, dividend income, royalty payments, net profits interest payments, and any other income (including any other fees, such as commitment, origination, syndication, structuring, diligence, monitoring and consulting fees or other fees that we receive from portfolio companies) accrued during the fiscal quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement, and any interest expense and distributions paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income that we have not yet received in cash. Accordingly, we may pay an incentive fee based partly on accrued investment income, the collection of which is uncertain or deferred. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses, or unrealized capital appreciation or depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets (defined as total assets less liabilities at the end of the immediately preceding fiscal quarter) is compared to a “hurdle rate” of 1.75% per quarter (7% annualized). OHA receives no incentive fee for any fiscal quarter in which our pre-incentive fee net investment income does not exceed the hurdle rate. OHA receives an incentive fee equal to 100% of our pre-incentive fee net investment income for any fiscal quarter in which our pre-incentive fee net investment income exceeds the hurdle rate but is less than 2.1875% (8.75% annualized) of net assets (also referred to as the “catch up” provision) plus 20% of our pre-incentive fee net investment income for such fiscal quarter greater than 2.1875% (8.75% annualized) of net assets. For the three months ended September 30, 2018 and 2017, we did not incur any investment income incentive fees. For the nine months ended September 30, 2018 and 2017, we did not incur any investment income incentive fees.
The second part of the incentive fee, the capital gains incentive fee, is determined and payable in arrears as of the end of each fiscal year (or, upon termination of the Investment Advisory Agreement, as of the termination date). The capital gains incentive fee is equal to 20% of our cumulative aggregate realized capital gains from September 30, 2014 through the end of that fiscal year, computed net of our cumulative aggregate realized capital losses and cumulative aggregate unrealized depreciation on investments for the same time period. The aggregate amount of any previously paid capital gains incentive fees to OHA is subtracted from the capital gains incentive fee calculated. If such amount is negative, then there is no capital gains fee for such year. For the purposes of the capital gains fee, any gains and losses associated with our investment portfolio as of September 30, 2014 shall be excluded from the capital gains fee calculation. For the three months ended September 30, 2018 and 2017, we accrued $6,000 in capital gains incentive fees, and $104,000, respectively, which are both subject to the Incentive Fee Waiver Agreement discussed in the following paragraph. For the nine months ended September 30, 2018 and 2017, we accrued $6,000 in capital gains incentive fees, and $104,000, respectively which are both subject to the Incentive Fee Waiver Agreement.
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

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
September 30, 2018
(unaudited)

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
We owed $0.1 million and $0.6 million to OHA under the Administration Agreement as of September 30, 2018 and December 31, 2017, respectively, for expenses incurred on our behalf for the final month of the respective quarterly period. We include these amounts in due to affiliate on our Consolidated Balance Sheets.

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
On December 22, 2017, the U.S. government enacted significant tax legislation commonly referred to as the Tax Act and Job Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including but not limited to, (1) reducing the U.S. federal corporate income tax rate from 35 percent to 21 percent, (2) repealing the Corporate Alternative Minimum Tax (AMT), (3) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries, (4) creating a new limitation on deductible interest expense, (5) changing rules related to the use and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017 and (6) the requirement to pay a one-time transition tax on all undistributed earnings of foreign subsidiaries.
Recently, the SEC staff also issued Staff Accounting Bulletin 118 ("SAB 118"), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimated in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.
In connection with our initial analysis of the impact of the Tax Act, we have recorded a net tax expense of approximately $12.2 million in the period ending December 31, 2017 which consists of a reduction of deferred tax assets previously valued at 34%. This tax expense and reduction in deferred tax assets was fully offset by a simultaneous reduction in our valuation allowance. The reduction in the U.S. federal corporate income tax rate is expected to positively impact our future U.S. after tax earnings.
At December 31, 2017, due to the Tax Act, we determined that we were eligible for a refund of our AMT credit carryforward. Accordingly, the valuation allowance related to this AMT credit carryforward has been released in the amount of $632,000, or $0.03 per share. The valuation allowance related to other net deferred tax assets remains. The initial determination of the AMT credit refund

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
September 30, 2018
(unaudited)

was not adjusted for sequestration. Based on guidance the IRS published on March 28, 2018, the AMT tax refund is subject to sequestration (approximately 6.2%). Therefore, the associated deferred tax asset was reduced at March 31, 2018, by $42,000 for the sequestration. The provisional amount of $0.7 million at December 31, 2017 was based on our understanding of the impact of the Tax Act, which changed in the three months ended March 31, 2018 and may still change as as notices and regulations regarding the Tax Act are issued. We need more time and further guidance to more accurately account for the tax law changes under ASC 740. While we feel confident we have accounted for the other material changes in the tax law correctly, any future notices or regulations further clarifying the law could alter our analysis.
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
Tax years 2014 through 2017 with respect to the Company and our Taxable Subsidiaries are open to future IRS examination. Our Taxable Subsidiaries have federal net operating loss carryforwards of $80.9 million that expire in various years through 2037. Federal and state laws impose limitations on the utilization of capital losses and NOLs in the event of an "ownership" change for tax purposes, as defined by Sections 382 and 383 of the Internal Revenue Code. An ownership change at either the RIC entity or Taxable Subsidiary level, if one were to occur, would limit our ability to use pre-ownership change NOLs to offset post-ownership change taxable income. An ownership change would also limit our ability to use pre-ownership change capital losses to offset post-ownership change capital gains.

Note 6: Commitments and Contingencies
As of September 30, 2018, we had investments in 25 active portfolio companies totaling $107.7 million. Of these 25 active portfolio companies, the Company had already funded investments in the amount of $107.7 million million and there were outstanding unfunded commitments of $1.6 million related to our investment in the ClearChoice revolving credit facility and $0.0 million due to broker for unsettled trades. As of December 31, 2017, we had investments in 14 active portfolio companies totaling $155.7 million. Of these 14 active portfolio companies, the Company had already funded investments in the amount of $155.7 million and there were no remaining outstanding unfunded commitments.
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

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
September 30, 2018
(unaudited)

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
ATP Litigation. This matter is now concluded in our favor. As discussed extensively in prior reports, we filed a lawsuit against ATP Oil & Gas Corporation styled: OHA Investment Corporation v. ATP Oil and Gas Corporation, Adv. Proc. No. 10-03443, in the U.S. Bankruptcy Court for the Southern District of Texas. The claims asserted by the service companies or Statutory Lien Claimants were resolved in OHAI's favor by the United States Court of Appeals for the Fifth Circuit. The deadline for the Statutory Lien Claimants to file a petition for certiorari with the United States Supreme Court was September 4, 2018. No appeal was filed. Accordingly, we consider the matter concluded and the Fifth Circuit's decision final.
Status of Investment. As of September 30, 2018, our unrecovered investment was $38.8 million, and we had received aggregate royalty payments of $38.6 million since the date of ATP’s bankruptcy filing. As of September 30, 2018, we had incurred legal and consulting fees totaling $6.5 million in connection with the enforcement of our rights under the ORRIs. On various occasions, we have provided notice that such legal expenses will be added to our unrecovered investment balance to the extent they are not reimbursed. To date, we have not received any payments on account of legal expenses aside from our receipt of regular monthly production payments. As a result, we add our legal expenses to the unrecovered investment balance in accordance with our transaction documents. As of September 30, 2018, $5.4 million of the $6.5 million in legal and consulting fees have been added to, and are thus included in the unrecovered investment balance under the terms of our transaction documents. No legal expenses have been added to our unrecovered investment balance during the three months and nine months ended September 30, 2018. Please see our discussion regarding the history of the asset purchase by Bennu Oil & Gas LLC from ATP, and the Bennu Chapter 7 bankruptcy, in the Notes to our December 31, 2017 Consolidated Financial Statements. Production recommenced on the MC941 and MC 942 wells in April 2018. Previously, these wells ceased production in November 2016 as a result of the Bennu Chapter 7 bankruptcy. In August 2017, the bankruptcy court authorized the sale of certain assets including MC 941 and MC 942 to Equinor, formerly known as StatOil USA E&P, Inc. Equinor recommenced production on these wells in April 2018. Equinor disputes that legal fees are eligible to be included in our unrecovered investment balance, but given that current production is not expected to be sufficient to pay the primary sum and notional interest accruing (which Equinor does not dispute), this legal fee issue is not ripe for debate and efforts are not currently ongoing to resolve it.
Through September 30, 2018, we received post-petition royalty payments from the Gomez properties and the Telemark properties in the amount of $8.3 million and $30.3 million, respectively.

Note 7: Fair Value
Our investments consisted of the following as of September 30, 2018 and December 31, 2017:

	September 30, 2018				December 31, 2017
(Dollar amounts in thousands)	Cost	% of total	Fair Value	% of total	Cost	% of total	Fair Value	% of total

Portfolio investments
First lien secured debt	$495	0.4%	$495	0.5%	$—	—%	$—	—%
Revolving loan facility	(14)	—%	(15)	—%	—	—%	—	—%
Second lien debt	47,197	36.4%	47,957	52.7%	29,748	16.9%	30,679	36.2%
Subordinated debt	30,516	23.5%	18,284	20.1%	39,265	22.4%	33,878	39.9%
Limited term royalties	26,985	20.8%	2,173	2.4%	27,845	15.8%	—	—%
Redeemable preferred units	—	—%	—	—%	56,315	32.1%	—	—%
CLO residual interests	19	—%	195	0.2%	19	—%	209	0.2%
Equity securities	2,500	1.9%	—	—%	2,500	1.4%	164	0.2%
Total portfolio investments	107,698	83.0%	69,089	75.9%	155,692	88.6%	64,930	76.5%
Government securities
U.S. Treasury Bills	21,993	17.0%	21,993	24.1%	19,994	11.4%	19,994	23.5%
Total investments	$129,691	100.0%	$91,082	100.0%	$175,686	100.0%	$84,924	100.0%

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
September 30, 2018
(unaudited)

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

Fair value accounting classifies financial assets and liabilities in their entirety based on the lowest level of input that is significant to the estimated fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment that may affect the valuation of assets and liabilities and their placement within the fair value hierarchy levels. We did not have any liabilities measured at fair value at September 30, 2018 or December 31, 2017. Amounts outstanding under our Credit Facility are carried at amortized cost in the Consolidated Balance Sheets. As of September 30, 2018, the estimated fair value of our Credit Facility approximated its carrying value of $28.8 million. As of December 31, 2017, the fair value of our Credit Facility

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
September 30, 2018
(unaudited)

approximated its carry value of $35.8 million. The estimated fair value of the Credit Facility is determined by discounting projected remaining payments using market interest rates for borrowings of the Company.
The following tables set forth the fair value of our investments by level within the fair value hierarchy as of September 30, 2018 and December 31, 2017 (in thousands):

September 30, 2018	Total	Level 1	Level 2	Level 3
Portfolio investments
Affiliate investments
Subordinated debt	$10,880	$—	$—	$10,880
Equity securities	—	—	—	—
Total affiliate investments	10,880	—	—	10,880
Non-affiliate investments
First lien secured debt	495	—	—	495
Second lien debt	47,957	—	41,957	6,000
Subordinated debt	7,404	—	7,404	—
Limited term royalties	2,173	—	—	2,173
Redeemable preferred units	—	—	—	—
CLO residual interests	195	—	—	195
Revolving loan facility	(15)	—	—	(15)
Total non-affiliate investments	58,209	—	49,361	8,848
Total portfolio investments	69,089	—	49,361	19,728
Government securities
U.S. Treasury Bills	21,993	21,993	—	—
Total investments	$91,082	$21,993	$49,361	$19,728

December 31, 2017	Total	Level 1	Level 2	Level 3
Portfolio investments
Affiliate investments
Subordinated debt	$18,015	$—	$—	$18,015
Equity securities	164	—	—	164
Total affiliate investments	18,179	—	—	18,179
Non-affiliate investments
First lien secured debt	—	—	—	—
Second lien debt	30,679	—	30,679	—
Subordinated debt	15,863	—	15,863	—
Limited term royalties	—	—	—	—
Redeemable preferred units	—	—	—	—
CLO residual interests	209	—	—	209
Total non-affiliate investments	46,751	—	46,542	209
Total portfolio investments	64,930	—	46,542	18,388
Government securities
U.S. Treasury Bills	19,994	19,994	—	—
Total investments	$84,924	$19,994	$46,542	$18,388

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
September 30, 2018
(unaudited)

The following tables present roll-forwards of the changes in fair value for all investments for which we determine fair value using unobservable (Level 3) factors for the periods indicated (in thousands):

	First Lien Secured Debt and Limited Term Royalties	Revolving Loan Facility	Second Lien Debt	Subordinated Debt and Redeemable Preferred Units	Equity Securities	CLO Residual Interests	Total Investments

For the three months ended September 30, 2018
Fair value at June 30, 2018	$1,875	$360	$5,940	$18,015	$—	$181	$26,371
Total gains, (losses) and amortization:
Net realized losses	—	—	—	—	—	—	—
Net unrealized gains (losses)	1,501	(1)	57	(7,812)	—	14	(6,241)
Net amortization of premiums, discounts and fees	(708)	1	3	(819)	—	—	(1,523)
New investments, repayments and settlements, net:
New investments	—	813	—	—	—	—	813
PIK	—	—	—	1,496	—	—	1,496
Repayments and settlements	—	(1,188)	—	—	—	—	(1,188)
Fair value at September 30, 2018	$2,668	$(15)	$6,000	$10,880	$—	$195	$19,728

For the nine months ended September 30, 2018
Fair value at December 31, 2017	$—	$—	$—	$18,015	$164	$209	$18,388
Total gains, (losses) and amortization:
Net realized losses	—	—	—	(56,315)	—	—	(56,315)
Net unrealized gains (losses)	3,033	(1)	57	46,415	(164)	(14)	49,326
Net amortization of premiums, discounts and fees	(865)	(14)	(57)	(785)	—	—	(1,721)
New investments, repayments and settlements, net:
New investments	500	1,875	6,000	—	—	—	8,375
PIK	—	—	—	3,550	—	—	3,550
Repayments and settlements	—	(1,875)	—	—	—	—	(1,875)
Fair value at September 30, 2018	$2,668	$(15)	$6,000	$10,880	$—	$195	$19,728

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
September 30, 2018
(unaudited)

	First Lien Secured Debt and Limited Term Royalties	Second Lien Debt	Subordinated Debt and Redeemable Preferred Units	Equity Securities	CLO Equity	Total Investments

For the three months ended September 30, 2017
Fair value at June 30, 2017	$—	$9,323	$25,641	$336	$352	$35,652
Total gains, (losses) and amortization:
Net realized gains (losses)	—	—	—	—	—	—
Net unrealized gains (losses)	—	(6)	(8,538)	(93)	23	(8,614)
Net amortization of premiums, discounts and fees	—	6	17	—	—	23
New investments, repayments and settlements, net:
New investments	—	—	—	—	—	—
PIK	—	—	895	—	—	895
Repayments and settlements	—	—	—		(41)	(41)
Fair value at September 30, 2017	$—	$9,323	$18,015	$243	$334	$27,915

For the nine months ended September 30, 2017
Fair value at December 31, 2016	$—	$9,137	$49,340	$686	$1,773	$60,936
Total gains, (losses) and amortization:
Net realized gains	—	(12,659)	—	—	—	(12,659)
Net unrealized gains (losses)	—	12,830	(34,552)	(443)	5	(22,160)
Net amortization of premiums, discounts and fees	—	15	47	—	—	62
New investments, repayments and settlements, net:
New investments	—	—	—	—	—	—
PIK	—	—	3,180	—	—	3,180
Repayments and settlements	—	—	—	—	(1,444)	(1,444)
Fair value at September 30, 2017	$—	$9,323	$18,015	$243	$334	$27,915

During the three and nine months ended September 30, 2018 and 2017, none of our investments in portfolio companies changed among the categories of Control Investments, Affiliate Investments and Non-Affiliate Investments, and there were no transfers among Levels 3, 2 or 1.
We present net unrealized gains (losses) on our consolidated statements of operations as “Net unrealized appreciation (depreciation) on investments.”

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
September 30, 2018
(unaudited)

The following table summarizes the significant unobservable inputs in the fair value measurements of our Level 3 investments by category of investment and valuation technique as of September 30, 2018 (dollars in thousands):

Type of Investment	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs	Weighted Average

Non-Energy Investments:
First lien debt	$480	Private transaction comparables	EBITDA multiples	12.2x	12.2x

Second lien debt	6,000	Private transaction comparables	Market Yield	8.7% - 11.0%	11.0%

Subordinated debt	10,880	Yield analysis	Market yield	47.6%	47.6%

CLO residual interest	195	Net asset value with discount rate	Discount rate	15.0%	15.0%

	17,555

Energy Investments:
Limited term royalties(1)	2,173	Probability-weighted discounted cash flow	Discount rate	15.0%	15.0%

	2,173

Total Level 3 investments	$19,728
____________________________________
(1) Due to the lack of information currently being made available by Equinor, the current operator of the underlying wells on which we have our limited term royalty interests, the September 30, 2018 fair value is based on September production volumes over a 15 month period which have been probability-weighted using future commodity pricing curves and discounted back at a 15% discount rate. For the three months and nine months ended September 30, 2018, we received cash production payments in the amount of $707 thousand and $860 thousand, respectively, from Equinor related to this investment.
As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of September 30, 2018. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market multiples would result in an increase or decrease, respectively in the fair value.

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
In March 2015, our Board of Directors authorized the Company to repurchase up to the remaining $2.4 million available to be repurchased under this plan. As of July 14, 2015, we completed the stock repurchases under the stock repurchase plan. During 2015, we repurchased a total of 444,030 shares for $2.4 million at a weighted average price of $5.46 per share, a 27% discount to net asset value at December 31, 2014. Repurchases initiated after March 31, 2015 were made pursuant to a plan executed in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. Our Credit Facility does not allow us to repurchase common stock.
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
The aggregate fair value of our investment portfolio at September 30, 2018 was $69.1 million, with such value comprised of 25 active portfolio investments. Under our previous investment advisor, we focused our investments primarily on small and mid-size companies engaged in the upstream sector of the energy industry, which includes businesses that find, develop and extract energy resources, such as natural gas, crude oil and coal.
Part of OHA's investment strategy has been to reduce our historical portfolio concentration in the energy industry and to diversify our portfolio with investments in debt securities of U.S. private and small public middle market companies across industry sectors. The exposure of our investment portfolio to the energy sector was 3% at September 30, 2018 compared to 74% at September 30, 2014, on a fair value basis.
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
Also in March 2018, we purchased $1.6 million of first lien last out revolver and $0.5 million of first lien last out term loan to ClearChoice (CC Dental Implants Intermediate), or ClearChoice, a provider of full-mouth dental restoration and dental implant services throughout the United States. The ClearChoice first lien last out revolver was purchased at a 1% discount to par, earns interest at a rate of Libor+6.50% on amount drawn, earns 0.75% fee on unfunded portion and matures in January 2023. At September 30, 2018, the funded portion balance of the ClearChoice revolver was $0.0 million. The ClearChoice first lien last out term loan was purchased at a 1% discount to par, earns interest payable in cash at a rate of Libor+6.50% and matures in January 2023. Both the first lien last out revolver and term loan are entitled to skim interest on the first lien first out term loan which will initially increase the interest rate spread by approximately 28 basis points.
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
In July 2018, we purchased $1.7 million of second lien term loan in Hayward Industries, Inc., or Hayward, adding to our $1.4 million position which was previously acquired in July 2017. The $1.7 million Hayward loan was purchased at a 0.625% premium to par, earns interest payable in cash at a rate of Libor+8.25%, and matures in August 2025.
In August 2018, we purchased $0.4 million of second lien term loan in NAVEX Global, Inc., or NAVEX, a provider of an ethics and compliance software platform. The NAVEX second lien term loan was purchased at a 1.0% discount to par, earns interest payable in cash at a rate of Libor+7.00%, and matures in September 2026.
Also in August 2018, we purchased $2.0 million of second lien term loan in CentralSquare Technologies, or CentralSquare, a leading provider of software and services to public, government, and nonprofit agencies. The CentralSquare second lien term loan was purchased at a 2.57% discount to par, earns interest payable in cash at a rate of Libor+7.50%, and matures in August 2026.
In September 2018, Hayward repaid $0.8 million of its second lien term loan at par plus a 1% call premium. We recorded previously unamortized discount of $13,000 as additional interest income as a result of this repayment.
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

	September 30, 2018			December 31, 2017
	Weighted Average Yields(2)			Weighted Average Yields(2)
		Percentage of Portfolio(1)			Percentage of Portfolio(1)
		Cost	Fair Value		Cost	Fair Value
First lien secured debt	9.1%	0.6%	0.7%	—%	—%	—%
Second lien debt	10.3%	60.4%	71.7%	9.7%	43.1%	47.4%
Subordinated debt	9.9%	39.0%	27.3%	15.8%	56.9%	52.3%
CLO residual interests(3)	13.5%	—%	0.3%	13.5%	—%	0.3%
Total portfolio investments(1)	10.1%	100.0%	100.0%	13.2%	100.0%	100.0%
(1) Yielding investment portfolio.
(2) Weighted average yield based on cost and excludes non-yielding assets. Yields are based on the most current interest rates in effect at the end of the period.
(3) Yields from investments in CLO residual interests represent the implied internal rate of return calculation expected from cash flows.

As of September 30, 2018 and December 31, 2017, the total fair value of our portfolio investments was $69.1 million and $64.9 million, respectively. Of those fair value totals, approximately $19.7 million, or 28.6%, as of September 30, 2018, and $18.4 million, or 28.3%, as of December 31, 2017 are determined using significant unobservable (i.e., Level 3) inputs.

Results of Operations

Investment Income

Investment income includes interest on our investments and dividend income. Dividend income is income we receive from certain of our equity investments. Other income includes prepayment fees and modification fees we receive in connection with certain of our investments. These fees are recognized as earned.

Investment Income	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2018	2017	2018	2017

Interest income	$1,819	$2,744	$6,572	$7,613
Dividend income	—	—	—	—
Other income	67	7	224	68
Total investment income	$1,886	$2,751	$6,796	$7,681
For the three months ended September 30, 2018, total investment income was $1.9 million, a 31% decrease from $2.8 million of total investment income for the three months ended September 30, 2017. The decrease in investment income was primarily attributable to the $0.5 million decrease in affiliate investment interest income and PIK interest income from affiliate investments. Also, a decrease of $0.4 million in non-affiliate investment interest income.
For the nine months ended September 30, 2018, total investment income was $6.8 million, a 11.5% decrease from $7.7 million of total investment income for the nine months ended September 30, 2017 primarily related to the $1.0 million decrease in non-affiliate interest income.

Operating Expenses
Operating expenses include interest expense and our allocable portion of operating expenses incurred on our behalf by our investment advisor and our administrator. Other general and administrative expenses include our allocated share of employee, facilities, and stockholder services incurred by our administrator.

Operating Expenses	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2018	2017	2018	2017

Interest expense and bank fees	$767	$1,012	$2,391	$2,970
Management fees	397	440	1,181	1,506
Incentive fees	6	104	6	104
Costs related to strategic alternatives review	—	—	75	—
Professional fees	254	394	1,206	1,066
Other general and administrative expenses	344	410	1,086	1,169
Directors fees	61	61	184	184
Operating expenses before incentive fee waiver	$1,829	$2,421	$6,129	$6,999
Incentive fee waiver	(6)	—	(6)	—
Total operating expenses, net of incentive fee waiver	$1,823	$2,421	$6,123	$6,999
For the three months ended September 30, 2018, operating expenses decreased by 24.5% to $1.8 million from $2.4 million compared to the three months ended September 30, 2017. The decrease in operating expenses is due to interest expense and bank fees decreased by 24.2% to $0.8 million from $1.0 million compared to the same period in the prior year largely due to lower amount outstanding on our Credit Facility as a result of a $4.5 million and a $7.0 million principal repayments in December 2017, and September 2018, respectively, as well as lower amortization of debt issuance cost. Management fees decreased by 9.8% to $0.4 million from $0.4 million due to lower average asset base subject to the base management fee. Professional fees decreased by 35.5% to $0.3 million from $0.4 million primarily due to lower legal costs. Other general and administrative expenses decreased by 16.1% to $0.3 million from $0.4 million.
For the nine months ended September 30, 2018, operating expenses decreased by 12.4% to $6.1 million from $7.0 million compared to the nine months ended September 30, 2017. The decrease in operating expenses is due to interest expense and bank fees decreased by 19.5% to $2.4 million from $3.0 million compared to the same period in the prior year largely due to lower amount outstanding on our Credit Facility on as the result of $4.5 million and $7.0 million principal repayments in December 2017, and September 2018, respectively. As well as lower amortization of debt issuance cost. Management fees decreased by 21.6% to $1.2 million from $1.5 million due to lower average asset base subject to the base management fee. Professional fees increased by 13.1% to $1.2 million from $1.1 million primarily due to an increase in legal expenses related to our Castex and ATP investments. Other general and administrative expenses decreased by 7.1% to $1.1 million from $1.2 million.
Under the Investment Advisory Agreement, the investment income incentive fee is calculated quarterly at a rate of 20% of quarterly net investment income above a “hurdle rate” of 1.75% per quarter (7% annualized) with a “catch up” provision. For the three months ended September 30, 2018 and September 30, 2017, we did not incur any investment income incentive fees. For the nine months ended September 30, 2018 and nine months ended September 30, 2017, we did not incur any investment income incentive fees.
The second part of the incentive fee, the capital gains incentive fee, is determined and payable in arrears as of the end of each fiscal year (or, upon termination of the Investment Advisory Agreement, as of the termination date). The capital gains incentive fee is equal to 20% of our cumulative aggregate realized capital gains from September 30, 2014 through the end of that fiscal year, computed net of our cumulative aggregate realized capital losses and cumulative aggregate unrealized depreciation on investments for the same time period. The aggregate amount of any previously paid capital gains incentive fees to OHA is subtracted from the capital gains incentive fee calculated. If such amount is negative, then there is no capital gains fee for such year. For the purposes of the capital gains fee, any gains and losses associated with our investment portfolio as of September 30, 2014 shall be excluded from the capital gains fee calculation. For the three months ended September 30, 2018 and 2017, we accrued $6,000 in capital gains incentive fees, and $104,000, respectively. For the nine months ended September 30, 2018 and 2017, we accrued $6,000 in capital gains incentive fees, and $104,000, respectively.
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

Net Investment Income	For the three months ended September 30,		For the nine months ended September 30,
(in thousands, except per share data)	2018	2017	2018	2017

Net investment income	$56	$323	$628	$661
Net investment income per common share	$—	$0.02	$0.03	$0.03
During the three month period ended September 30, 2018, the decrease in net investment income compared to the three month period ended September 30, 2017 was driven by a decrease in operating expenses partially offset by lower investment income.
During the nine month period ended September 30, 2018, the decrease in net investment income compared to the nine month period ended September 30, 2017 was driven by lower operating expenses partially offset by lower investment income.

Net Realized Gains and Losses
Net realized gains and losses is the difference between the net proceeds received from dispositions of portfolio investments and their stated costs. Realized losses may also be recorded in connection with our determination that certain investments are considered worthless securities and/or meet the conditions for loss recognition per the applicable tax rules.

Net Realized Gains and Losses	For the three months ended September 30,		For the nine months ended September 30,
(in thousands, except per share data)	2018	2017	2018	2017

Net realized capital gain (loss) on investments	$—	$1,004	$(55,952)	$(11,560)
Provision for taxes on realized loss	3	—	(39)	—
Net realized capital gains (losses)	$3	$1,004	$(55,991)	$(11,560)
Net realized capital gains (losses) per common share	$—	$0.05	$(2.78)	$(0.57)
For the three months ended September 30, 2018, we did not realize a capital gain or loss on our investments. For the three months ended September 30, 2017, we realized a capital gain of $1.0 million related to our investment in TIBCO Software, Inc., or TIBCO, unsecured notes.
For the nine months ended September 30, 2018, we realized a capital loss of $56.3 million related to our investment in Castex, partially offset by realized capital gains of $0.4 million related to a sales price adjustment from the 2011 disposal of our investments in Alden Resources (or Globe BG, LLC), sale of our partial investment in MyEyeDr second lien term loan, and sale of our investment in SMG Holdings, Inc. second lien term loan. For the nine months ended September 30, 2017, we realized a capital loss of $12.7 million related to our investment in Shoreline Energy, LLC second lien term loan.

Net Unrealized Appreciation (Depreciation) on Investments
Net unrealized appreciation or depreciation is the net change in the fair value of our investments during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.

Net Unrealized Appreciation (Depreciation) on Investments	For the three months ended September 30,		For the nine months ended September 30,
(in thousands, except per share data)	2018	2017	2018	2017

Affiliate investments	$(7,812)	$(1,004)	$(10,064)	$(1,466)
Non-affiliate investments	1,804	(8,508)	62,218	(19,807)
Net unrealized appreciation (depreciation) on investments	$(6,008)	$(9,512)	$52,154	$(21,273)
Net unrealized appreciation (depreciation) on investments per common share	$(0.30)	$(0.47)	$2.59	$(1.05)

Affiliate Investments
For the three months ended September 30, 2018 and 2017, the net unrealized depreciation on our affiliate investments was attributable to unrealized depreciation of our investments in OCI.
For the nine months ended September 30, 2018 and 2017, the net unrealized depreciation on our affiliate investments was attributable to unrealized depreciation of our investments in OCI.
Non-Affiliate Investments
For the three months ended September 30, 2018, the net unrealized appreciation on our non-affiliate investments was primarily attributable to the unrealized appreciation on our investments in ATP Oil & Gas Corporation, Ministry Brands, LLC, Dexko Global, Inc., and Ensono partially offset in unrealized depreciation in other various investments. For the three months ended September 30, 2017, the increase in net unrealized depreciation on our non-affiliate investments was primarily attributable to $7.6 million write down of our investment in Castex and the reversal of $1.0 million unrealized depreciation, due to realization, of our investment in TIBCO.
For the nine months ended September 30, 2018, the net unrealized appreciation on our non-affiliate investments was primarily attributable to $2.9 million unrealized appreciation in Talos Production, LLC, senior unsecured note upon it's maturity and repayment and the reversal of $56.3 million unrealized depreciation, due to realization of our investment in Castex as well as unrealized appreciation on our investment in ATP Oil & Gas Corporation. For the nine months ended September 30, 2017, the increase in net unrealized depreciation on our non-affiliate investments was primarily attributable to a decrease in the fair value of our investments in Castex of $33.5 million and by the reversal of $1.0 million unrealized appreciation of our investment in TIBCO. This was partially offset by the reversal of $12.7 million unrealized depreciation, due to realization, of our investment in Shoreline.

Net Increase (Decrease) in Net Assets Resulting from Operations	For the three months ended September 30,		For the nine months ended September 30,
(in thousands, except per share data)	2018	2017	2018	2017

Net increase (decrease) in net assets resulting from operations	$(5,949)	$(8,185)	$(3,209)	$(32,172)
Net increase (decrease) in net assets resulting from operations per common share	$(0.29)	$(0.40)	$(0.16)	$(1.59)
For the three months ended September 30, 2018, the net decrease in net assets resulting from operations compared to the three months ended September 30, 2017 is attributable to a decrease in unrealized depreciation on investments totaling $3.5 million, a decrease in net realized gain of $1.0 million, and a decrease in net investment income of $0.3 million.
For the nine months ended September 30, 2018, the net increase in net assets resulting from operations compared to the nine months ended September 30, 2017 primarily is attributable net realized loss and unrealized appreciation on investments totaling $29.0 million.

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
Cash Flows
At September 30, 2018 and September 30, 2017, we had cash and cash equivalents totaling $3.7 million and $16.6 million, respectively.
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
During the nine months ended September 30, 2018, we experienced a net decrease in cash and cash equivalents in the amount of $16.2 million. During the period, our operating activities used $9.8 million in cash, consisting of $21.5 million provided by proceeds from redemptions of investments in portfolio securities and $2.0 million of net proceeds from redemption of investments in U.S. Treasury bills, partially offset by $23.1 million in purchases of new investments in portfolio securities, financing activities used cash of $6.4 million, consisting of net borrowings under repurchase agreement of $(2.0) million, cash distributions paid to our stockholders in the amount of $1.2 million, and debt issuance cost paid in the amount of $0.2 million.
During nine months ended September 30, 2017, we experienced a net decrease in cash and cash equivalents in the amount of $1.0 million. During the period, our operating activities provided $7.0 million in cash, consisting of $22.0 million purchases of new investments in portfolio securities of which,$6.4 million was not yet settled at September 30, 2017, partially offset by $19.3 million provided by proceeds from redemptions of investments in portfolio securities. Financing activities used cash of $6.9 million, consisting of net borrowings under repurchase agreement of $4.9 million partially offset by cash distributions paid to our stockholders in the amount of $2.0 million.
Distributions to Stockholders
For the three months ended September 30, 2018, we paid cash distributions totaling $0.4 million, or $0.02 per share, to our common stockholders compared to $0.4 million, or $0.02 per share, during the three months ended September 30, 2017. For the nine months ended September 30, 2018, we paid cash distributions totaling $1.2 million, or $0.06 per share, to our common stockholders compared to $1.2 million, or $0.06 per share, during the nine months ended September 30, 2017. We currently intend to continue to distribute, out of assets legally available for distribution and as determined by our Board of Directors, in the form of quarterly distributions, a minimum of 90% of our annual investment company taxable income to our stockholders.
Credit Facility
We are party to a Credit Agreement (the "Credit Facility"),with MidCap Financial Trust, as administrative agent. The initial amount we could borrow under the Credit Facility was $56.5 million and had a maturity date of March 9, 2018, with an option to extend for a six-month period, subject to certain conditions. The initial proceeds of $40.5 million from the Credit Facility were used to pay off the $38.5 million outstanding balance on the Investment Facility, pay transaction expenses and provide balance sheet cash. The remaining $16.0 million consisted of a delayed draw term loan, which was committed for one year.
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
On September 7, 2018 we entered into an amendment to extend the maturity date of the Credit Facility to September 9, 2019, which can be extended for an additional six-month period at the Company's option. In connection with the extension, the Company made a repayment of principal of $7.0 million of its Credit Facility, reducing the principal amount outstanding to $29.0 million. The $7.0 million principal repayment is available to the Company to be re-borrowed as a delayed draw term loan, which is committed until September 9, 2019. In addition, the interest rate for the borrowings under the Credit Facility was reduced to Libor plus 4.95% for Eurodollar Loans and prime plus 3.95% for Base Rate Loans. Certain financial covenants were also amended.
As of September 30, 2018, the total amount outstanding under the Credit Facility was $29.0 million with $7.0 million available to draw. As of December 31, 2017, the total amount outstanding under the Credit Facility was $36.0 million with $0.0 million available to draw. The total amount outstanding on the Credit Facility is shown net of unamortized debt issuance costs of $0.2 million and $0.2 million on our Consolidated Balance Sheet as of September 30, 2018 and December 31, 2017, respectively. Substantially all of our assets, except our investments in U.S. Treasury Bills, are pledged as collateral for the obligations under the Credit Facility. The Credit Facility bears an interest rate of Adjusted Libor plus 5.35% for Eurodollar Loans, subject to a 1% Libor floor, and Base Rate plus 4.35% for Base Rate Loans. As of September 30, 2018, the interest rate on our outstanding principal balance of $29.0 million was 7.07%.
The Credit Facility contains affirmative and reporting covenants and certain financial ratio and restrictive covenants. We have complied with these covenants from the date of the Credit Agreement through September 30, 2018, and had no existing defaults or events of default under the Credit Facility. The financial covenants, with terms as defined in the Credit Agreement, currently require us to:

•	maintain a Debt to Tangible Net Worth Ratio of not more than 1.00:1.00 as determined on the last day of each calendar month,

•	maintain at all times a minimum liquidity in the form of Cash or Cash Equivalents of at least $1.0 million,

•	maintain a Debt to Fair Market Value Ratio of not more than 0.50:1.00 at any time, and

•	maintain the Fair Market Value of Liquid Portfolio Investments as a percentage of outstanding aggregate principal balance to not be less than 100% through September 9, 2019.

Repurchase Agreements
At the end of each quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which includes purchasing U.S. Treasury Bills, by utilizing repurchase agreements on a temporary basis. On September 27, 2018, we purchased $22.0 million of U.S. Treasury Bills and contemporaneously entered into a $21.6 million repurchase arrangement with a global financial institution to finance such purchase. Under the repurchase arrangement, we transferred $22.0 million of U.S. Treasury Bills and $0.4 million of cash as collateral under the repurchase agreement. We repaid the $21.6 million borrowed under the repurchase agreement, and was returned the $0.4 million cash collateral, net of an $8 thousand financing fee, upon maturity of the U.S. Treasury Bills on October 4, 2018. We account for the transfer of the U.S. Treasury Bills under the repurchase agreement as a secured borrowing in accordance with GAAP. As a result, the U.S. Treasury Bills are recorded on our books as investments in U.S. Treasury Bills, and the amount borrowed under the repurchase agreement is recorded as a current liability at September 30, 2018.
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
As of October 9, 2018, the date of our most recent distribution payment, holders of approximately 128,000 shares, or approximately 0.6% of the 20,172,392 outstanding shares, were participants in the DRIP plan. During 2018, we declared distributions totaling $0.06 per common share. During 2017, we declared distributions totaling $0.08 per common share.
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

Portfolio Credit Quality

At September 30, 2018, a significant portion of our portfolio investments were being negotiated, and often illiquid, securities of middle market businesses. As of September 30, 2018, we had an investment related to one portfolio company on non-accrual status with a cost and fair value of $27.0 million and $2.2 million, respectively. Effective July 1, 2015, Bennu was placed on non-accrual status based on estimated future production payments and cash received is applied to cost basis. Our portfolio investments at fair value were approximately 64.2% and 41.7% of the related cost basis as of September 30, 2018 and December 31, 2017, respectively.

Non-accruing and non-income producing investments	September 30, 2018		December 31, 2017
(in thousands)	Cost	Fair Value	Cost	Fair Value

Non-accruing investments
Castex Energy 2005, LP (non-accrual January 2017)	$—	$—	$56,315	$—
ATP Oil & Gas Corporation/Bennu Oil & Gas, LLC (non-accrual July 2015)	26,985	2,173	27,845	—
Total non-accruing investments	26,985	2,173	84,160	—

Non-income producing investments
OHA/OCI Investments, LLC Class A Units	2,500	—	2,500	164
Total non-income producing investments	2,500	—	2,500	164
Total non-accruing and non-income producing investments	$29,485	$2,173	$86,660	$164

Contractual Obligations and Off-Balance Sheet Arrangements
 The following table summarizes our contractual payment obligations at September 30, 2018 (in thousands):

Credit facilities(1)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Credit Facility	$29,000	$—	$29,000	$—	$—
Repurchase Agreement(2)	21,552	21,552	—	—	—
Total	$50,552	$21,552	$29,000	$—	$—
(1) Excludes accrued interest amounts.
(2) Amount outstanding under the Repurchase Agreement was repaid on October 4, 2018.
From time to time we could have unused commitments to extend credit to our portfolio companies. Generally, these commitments have fixed expiration dates, and we do not fund the entire amounts before they expire. Therefore, these commitment amounts do not necessarily represent future cash requirements, and we do not report the unused portions of these commitments on our Consolidated Balance Sheets. At September 30, 2018 we had $1.6 million unused credit commitment of our ClearChoice revolver investment.

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
In connection with the preparation of this Quarterly Report on Form 10-Q, as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q (September 30, 2018), we performed an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2018, our disclosure controls and procedures were effective in providing reasonable assurance (i) that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) that such information is accumulated and communicated to management in a manner that allows timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
No changes in internal control over financial reporting occurred during the quarter ended September 30, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act).

PART II – OTHER INFORMATION

Item 1. Legal Proceedings
The information set forth under the heading “Legal Proceedings” in Note 6 to our interim consolidated financial statements is incorporated herein by reference.

Item 1A. Risk Factors
During the nine months ended September 30, 2018, there were no material changes to the risk factors disclosed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The information set forth in Note 8 to our interim consolidated financial statements is incorporated herein by reference. There were no shares of common stock repurchased during the nine months ended September 30, 2018.

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

OHA INVESTMENT CORPORATION

Date:	November 14, 2018	By:	/s/ STEVEN T. WAYNE
Steven T. Wayne
President and Chief Executive Officer

Date:	November 14, 2018	By:	/s/ CORY E. GILBERT
Cory E. Gilbert
Chief Financial Officer and Treasurer

Index to Exhibits

Exhibit No.	Exhibit

31.1	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Executive Officer
31.2	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Financial Officer
32.1	Section 1350 Certification by the Chief Executive Officer
32.2	Section 1350 Certification by the Chief Financial Officer
____________