Form 10-K
period 2018-12-31
OHA Investment Corp
filed 2019-03-21
CIK 1297704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________

FORM 10-K
__________________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to
__________________________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2018, the aggregate market value of common stock held by non-affiliates of the registrant based on the closing price on that date of $1.53 on the Nasdaq Global Select Market was approximately $29,614,666.

As of March 21, 2019, there were 20,172,392 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant's 2019 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof are incorporated by reference into Part III, Items 10 through 14 herein. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the year end of the registrant's fiscal year ended December 31, 2018.

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
The aggregate fair value of our investment portfolio at December 31, 2018 was $65.6 million, with such value comprised of 26 active portfolio company investments. Under our previous investment advisor, NGP Capital Resources Company, we focused our investments primarily on small and mid-size companies engaged in the upstream sector of the energy industry, which includes businesses that find, develop and extract energy resources, including natural gas, crude oil and coal. The fair value of the investment portfolio at September 30, 2014 was $171.0 million, of which $126.8 million, or 74% was energy related investments. Since that time, the energy sector has experienced significant declines and volatility in commodity prices for oil and natural gas prices. As a result, many companies in the the oil and gas industry were negatively impacted and had to restructure their balance sheets. Since September 30, 2014, we have written off $97.9 million, or 77.2%, of the portfolio that was affiliated with our legacy energy related investments and we have written off $113.5 million, or 66.4% of our total legacy portfolio.
Part of OHA’s investment strategy has been to reduce our historical portfolio concentration in the energy industry and to diversify our portfolio with investments in debt securities of U.S. private and small public middle market companies across industry sectors. Since September 30, 2014, we have made a total of 35 new investments in portfolio companies with a principal amount of $175.4 million (total cost of $171.1 million) and fully realized 11 of these investments with a principal amount of $99.6 million. Primarily as a result of these new investments, net of realizations, and write-downs of legacy energy investments, the exposure of our investment portfolio in the energy sector decreased to 7% at December 31, 2018.
Our Investment Advisor
OHA is a leading independent investment firm specializing in direct lending, high yield bonds, leveraged loans, distressed investments, mortgage strategies and corporate structured products. With approximately $33 billion of capital under management as of December 2018, OHA employs a fundamental value-oriented strategy focused on credit analysis, relative value analysis, risk-adjusted return generation, loss avoidance and active risk management that has been in place for more than two decades. OHA has substantial experience in direct lending, having invested approximately $5.5 billion in over 150 direct lending investments over the past 15+ years. Headquartered in New York, OHA employs more than 300 people, and has been registered as an investment adviser under the Advisers Act since 2004.
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

•
Third Party Valuation Activity.  We may, at our discretion, retain an independent valuation firm to review any or all of the valuation analyses and fair value recommendations provided by the OHA investment team. As of December 31, 2018, our general practice is that we have an independent valuation firm review all Level 3 investments (those whose value is determined using significant unobservable inputs) with recommended fair values in excess of $10 million on a quarterly basis, and review all Level 3 investments with any meaningful fair value at least annually.

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
As a BDC, we are required to meet a coverage ratio of the value of total assets to senior securities, which include all of our borrowings and any preferred stock we may issue in the future, of at least 200%. On April 11, 2018, our Board of Directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) thereof, approved the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Small Business Credit Availability Act. As a result, the Company’s asset coverage requirements for senior securities will be changed from 200% to 150%, effective one year after the date of the Board of Directors’ approval, or April 11, 2019. Under the current 200% asset coverage standard, we may borrow debt or issue senior securities in the amount of $1.00 for every $1.00 of equity in the Company. Starting from April 11, 2019, under the 150% asset coverage standard, we may borrow debt or issue senior securities in the amount of $2.00 for every $1.00 of equity in the Company. Notwithstanding the modified asset coverage requirement under the 1940 Act described above, we are separately subject to a Debt to Tangible Net Worth Ratio of not more than 1.00:1.00 (200% minimum asset coverage) with respect to certain provisions of our Credit Facility. We are also prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our Board of Directors who are not interested persons and, in some cases, prior approval by the SEC.
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
Senior Securities
The 1940 Act permits us, under specified conditions, to issue multiple classes of senior indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% (decreases to 150% after April 11, 2019) immediately after each such issuance. In addition, while any senior securities remain outstanding, we may be required by the 1940 Act to make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We are also permitted to borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage.
Code of Ethics
We and OHA have adopted a joint code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisors Act, respectively, that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements.
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
Incentive Fee:  The incentive fee consists of two parts. The first part, the investment income incentive fee, is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the fiscal quarter for which the fee is being calculated. Pre-incentive fee net investment income means interest income, dividend income, royalty payments, net profits interest payments, and any other income (including any other fees, such as commitment, origination, syndication, structuring, diligence, monitoring and consulting fees or other fees that we receive from portfolio companies) accrued during the fiscal quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind ("PIK") interest and zero coupon securities), accrued income that we have not yet received in cash. Accordingly, we may pay (and in certain quarters, have paid) an incentive fee based partly on accrued investment income, the collection of which may be uncertain or deferred. Net investment income does not include any realized capital gains, realized capital losses, or unrealized capital appreciation or depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets (defined as total assets less liabilities at the end of the immediately preceding fiscal quarter) is compared to a “hurdle rate” of 1.75% per quarter (7% annualized). OHA receives no incentive fee for any fiscal quarter in which our pre-incentive fee net investment income does not exceed the hurdle rate. OHA receives an incentive fee equal to 100% of our pre-incentive fee net investment income for any fiscal quarter in which our pre-incentive fee net investment income exceeds the hurdle rate but is less than 2.1875% (8.75% annualized) of net assets (also referred to as the “catch up” provision) plus 20% of our pre-incentive fee net investment income for such fiscal quarter greater than 2.1875% (8.75% annualized) of net assets. The following is a graphical representation of the calculation of the investment income incentive fee:
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
On November 10, 2017, we entered into an Incentive Fee Waiver Agreement with OHA whereby OHA agreed to waive any incentive fees earned relating to fiscal years 2017 and 2018. Under the Incentive Fee Waiver Agreement, any capitalized gains fees that would have been earned and accrued during 2017 and 2018, which under our investment advisory agreement would not have been paid until 2018 and 2019, respectively, will be waived. For the year ended December 31, 2018, there were no capital gains incentive fees that would have been earned. For the year ended December 31, 2017, OHA waived $89,000 of capital gains incentive fee that would have been earned in 2017 and paid in 2018.
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

Risks Relating to Our Investments

Our investment in OCI Holdings, LLC (“OCI”) remains subject to risks resulting from Medicare reimbursement rate reductions in the state of Texas that have had a negative impact on OCI’s earnings and cash flow.
OCI’s business as a home health provider of pediatric services to Medicaid patients in Texas has been negatively impacted by Medicaid reimbursement rate reductions implemented by the state of Texas effective December 15, 2016. Even prior to the implementation of these reductions, OCI experienced pressures on rates in certain parts of their business and reductions in visit volumes. In May, the Texas Legislature agreed to the 2018/2019 biennium budget. The new budget, which went into effect on September 1, 2017, restored approximately 25% of the rate cuts subject to a number of specific provisions relating to pediatric therapy reimbursement. OCI management continues to address its cost base and pursue operating initiatives to best position itself for success in the new rate reimbursement environment. As part of the effort to navigate the challenging rate environment, as posted on its website in January 2018, OCI was selected by Superior Healthplan, a nationally recognized Healthcare Maintenance Organization, for a therapy and evaluations services agreement utilizing its clinical resources and extensive independent research experience. However, there can be no assurance that such developments will positively impact our investments in OCI. Additionally, the 86th Texas Legislative Session, which will determine the Medicaid reimbursement rate environment for the 2019/2020 biennium budget, commenced on January 8, 2019 and will conclude on May 27, 2019. As of December 31, 2018, our investments in OCI represent 3.3% of our total investment portfolio including cash and cash equivalents. For the year ended December 31, 2018, investment income related to our investments in OCI represented 32.7% of total investment income. This investment was placed on non-accrual status in the fourth quarter of 2018.
Our ATP Oil & Gas Corporation (“ATP”) limited term royalty interest (“ORRI”) is dependent on continued oil and gas production from the Telemark field. In April 2018, Statoil USA E&P, Inc. (“Statoil”), now known as Equinor, resumed limited production on the wells located in MC 941 and 942. Prior to that date, the wells had been shut-in since November 2016 in connection with certain bankruptcy proceedings of Bennu Oil & Gas, LLC, the successor in title to ATP (“Bennu”). Notwithstanding the resumption of production and production payments, we are still unlikely to recover our full investment in the ORRIs.
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
In November 2016, in connection with its Chapter 7 bankruptcy proceedings, Bennu ceased production on the Titan Production Facility (the floating production platform in the Gulf of Mexico utilized by Bennu for production with respect to the Telemark field in which we have an ORRI) and shut-in all related wells. On August 17, 2017, the Chapter 7 Trustee filed a motion to authorize a sale of certain assets of Bennu, including MC 941 and MC 942, to Statoil. The Court authorized the sale by order entered on September 14, 2017. In April 2018, Statoil (known as Equinor effective May 15, 2018) resumed limited production on the wells located in MC 941 and 942 in the Telemark field. Such production has been intermittent (due to certain maintenance and weather-related suspensions) and each well is producing at varying levels. We began receiving production payments in the second quarter of 2018. Our ORRI is dependent on continued production from the Telemark field. Even though production payments have resumed, we are still unlikely to recover our full investment in the ORRIs.
Please refer to “Item 3. Legal Proceedings” for further discussion of the ATP bankruptcy litigation, which has been concluded in our favor. As of December 31, 2018, our unrecovered investment was $39.7 million, and we had received aggregate production payments of $39.2 million since the date of ATP's bankruptcy filing. In addition, as of December 31, 2018, we had incurred legal and consulting fees totaling $6.5 million in connection with the enforcement of our rights under the ORRIs, $5.4 million of which has been added to the unrecovered investment balance under the terms of the ORRI agreements.
Disruption and instability in U.S. or global capital markets could materially and adversely affect our business.
The U.S. and global capital markets experienced extreme volatility and disruption during the economic downturn that began in mid-2007, and the U.S. economy was in a recession for several consecutive calendar quarters during the same period. In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt, which created concerns about the ability of certain nations to continue to service their sovereign debt obligations. More recently, the implications of the United Kingdom’s referendum decision to leave the European Union (“Brexit”) and the policies of the current U.S. presidential administration remain unclear. These market and economic disruptions affected, and these and other similar market and economic disruptions may in the future affect, the U.S. capital markets, which could adversely affect our business and that of our portfolio companies, and have reduced the availability of debt and equity capital for the market as a whole and to financial firms, in particular. At various times, these disruptions resulted in, and may in the future result in, increased spreads between the yields realized on riskier debt securities and those realized on securities perceived to be risk-free, a lack of liquidity in parts of the debt capital markets, significant write-offs in the financial services sector and the repricing of credit risk. These conditions may reoccur for a prolonged period of time again or materially worsen in the future, including as a result of U.S. government shutdowns or further downgrades to the U.S. government’s sovereign credit rating or the perceived credit worthiness of the United States or other large global economies. Unfavorable economic conditions, including future recessions, also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. We may in the future have difficulty accessing debt and equity capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may cause us to reduce the volume of loans we originate and/or fund, adversely affect the value of our portfolio investments or otherwise have a material adverse effect on our business, financial condition and results of operations.
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
We have invested a portion of our capital in second lien, subordinated and unsecured debt securities issued by our portfolio companies and intend to continue to do so in the future. Such portfolio companies usually have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt securities in which we invest. Such subordinated investments are subject to greater risk of default than senior obligations as a result of adverse changes in the financial condition of the obligor or in general economic conditions. If we make a subordinated investment in a portfolio company, the portfolio company may be highly leveraged, and its relatively high debt-to-equity ratio may create increased risks that its operations might not generate sufficient cash flow to service all of its debt obligations. By their terms, senior debt instruments may provide that the holders are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments in respect of the debt securities in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying senior creditors, the portfolio company may not have any remaining assets to use for repaying its obligation to us where we are junior creditor. In the case of debt ranking equally with debt securities in which we invest, we would have to share any distributions on an equal and ratable basis with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.
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
A portion of our portfolio investments take the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable, and we value these securities at fair value as determined in good faith by our Board of Directors, including to reflect significant events affecting the value of our securities. Our portfolio consists of 21% of investments classified as Level 3 based on fair value as of December 31, 2018. This means that our portfolio valuations are based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. Inputs into the determination of fair value of our portfolio investments require significant management judgment or estimation. Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes, which may include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information.
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
Courts may apply the doctrine of equitable subordination to subordinate the claim or lien of a lender against a borrower to claims or liens of other creditors of the borrower, when the lender or its affiliates is found to have engaged in unfair, inequitable or fraudulent conduct. The courts have also applied the doctrine of equitable subordination when a lender or its affiliates is found to have exerted inappropriate control over the borrower, including control resulting from the ownership of equity interests in a client. We have in the past made, and from time to time in the future may make, direct equity investments or received warrants in connection with loans. Payments on one or more of our loans, particularly a loan to a borrower in which we also hold an equity interest, may be subject to claims of equitable subordination. If we were deemed to have the ability to control or otherwise exercise influence over the business and affairs of one or more of our portfolio companies (including through the provision of managerial assistance to that portfolio company) resulting in economic hardship to other creditors of that company, this control or influence may constitute grounds for equitable subordination and a court may treat one or more of our secured loans as if it were unsecured or common equity in the portfolio company. In that case, if the portfolio company were to liquidate, we would be entitled to repayment of our loan on a pro-rata basis with other unsecured debt or, if the effect of subordination was to place us at the level of common equity, then on an equal basis with other holders of the portfolio company’s common equity only after all of its obligations relating to its debt and preferred securities had been satisfied.
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
The conditions and overall strength of the international, national and regional economies, including interest rate fluctuations, changes in capital markets and changes in the prices of their primary commodities and products, generally affect our portfolio companies. These factors could adversely impact the results of operations of our portfolio companies.
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
Generally, for any initial allocation of a purchase under the investment allocation policy, if we are able to co-invest pursuant to SEC interpretive positions or the SEC exemptive relief, a portion of each opportunity that is appropriate for us and any affiliated fund will be offered to us and such other affiliated fund and other participating portfolios as determined by OHA based on two inputs: (i) available cash (which includes available cash, unfunded capital commitments and, at the discretion of

OHA, leverage) and (ii) maximum issuer sizes (which is determined at the discretion of OHA, taking into consideration account investment guidelines and other factors). Initial trade allocations may be adjusted by OHA in making a final allocation determination, including in cases where OHA is limited in its ability to allocate across all accounts. The outcome of any allocation determination may result in the allocation of all or none of an investment opportunity to us, and there can be no assurance that we will have an opportunity to participate in certain investments that fall within our investment objectives.
Based on the foregoing methodology, accounts with higher available cash than we have will generally have a higher initial allocation percentage to an investment. Likewise, an account with a larger maximum issuer size than we are permitted to have under the 1940 Act or other applicable law will generally have a higher initial allocation percentage to an investment.
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
We must distribute at least 90% of our investment company taxable income to our stockholders to maintain our RIC status and such distributions will not be available to fund new investments. We may need additional capital to fund growth in our investments. A reduction in the availability of new capital could limit our ability to grow. We expect to borrow from financial institutions and may, if warranted by market conditions and in the best interests of our stockholders, issue additional debt and equity securities. If we fail to obtain funds from such sources or from other sources to fund our investments, it could limit our ability to grow, which may have an adverse effect on the value of our securities. In addition, as a BDC, our ability to borrow or issue preferred stock may be restricted if our total assets are less than 200% of our total borrowings and preferred stock (subject to the changes to our asset coverage requirements discussed above).
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
In September 2016 we entered into a Credit Agreement (the "Credit Facility") with Midcap Financial Trust, as administrative agent. The Credit Facility, which was scheduled to mature on March 9, 2018, was subsequently extended to September 9, 2018, as permitted under the existing Credit Agreement. On September 7, 2018 we entered into an amendment to extend the maturity date of the Credit Facility to September 9, 2019, which can be extended for an additional six-month period at the Company's option. If the participating lenders do not renew or further extend the Credit Facility, the outstanding principal balance on that date will be due and payable. If we are unable to further extend our current Credit Facility or find a new source of borrowing on acceptable terms, we will be required to pay down the amounts outstanding under the current Credit Facility through one or more of the following: (1) available cash balances, (2) principal collections on our securities pledged under the facility, (3) at our option, interest collections on our securities pledged under the facility, or (4) possible liquidation of some or all of our loans and other assets, any of which could have a material adverse effect on our results of operations and financial position and may force us to decrease or stop paying certain expenses and/or making distributions to stockholders until amounts outstanding under the Credit Facility are repaid. In addition, our stock price could decline significantly, we would be restricted in our ability to acquire new investments and our independent registered public accounting firm could raise an issue as to our ability to continue as a going concern.

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
Regulations governing our operation as a BDC affect our ability to raise, and the way in which we raise, additional capital. As a BDC, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage.
Under the provisions of the 1940 Act, we are currently permitted, as a BDC, to issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. Under the Small Business Credit Availability Act, subject to certain approval and disclosure requirements, we will be able to issue senior securities in amounts such that this asset coverage equals 150%. For discussion regarding the increased leverage available to us, effective April 11, 2019, pursuant to the Small Business Credit Availability Act, see “- Our Board of Directors has approved our ability to incur additional leverage as permitted by recent legislation.” If the value of our assets declines, we may be unable to satisfy the relevant asset coverage requirements and, as a result, we will be limited in our ability to use debt capital to finance our operations. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders. Furthermore, as a result of issuing senior securities, we would also be exposed to typical risks associated with leverage, including an increased risk of loss. As of December 31, 2018, we had $29.0 million outstanding and $7.0 million availability for borrowing under the Credit Facility.
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
Our Board of Directors has approved our ability to incur additional leverage as permitted by legislation.
The 1940 Act generally prohibits us from incurring indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our total assets). However, the Small Business Credit Availability Act, which was signed into law in March 2018, modifies this section of the 1940 Act and decreases this percentage from 200% to 150% (subject to either stockholder approval or approval of both a majority of the board of directors and a majority of directors who are not interested persons). On April 11, 2018, our Board of Directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) thereof, approved the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Small Business Credit Availability Act. As a result, the Company’s asset coverage requirements for senior securities will be changed from 200% to 150%, effective one year after the date of the Board of Directors’ approval, or April 11, 2019. Under the current 200% asset coverage standard, we may borrow debt or issue senior securities in the amount of $1.00 for every $1.00 of equity in the Company. Starting from April 11, 2019, under the 150% asset coverage standard, we may borrow debt or issue senior securities in the amount of $2.00 for every $1.00 of equity in the Company. Notwithstanding the modified asset coverage requirement under the 1940 Act described above, we are separately subject to a Debt to Tangible Net Worth Ratio of not more than 0.80:1.00 (225% minimum asset coverage) with respect to certain provisions of our Credit Facility. As a result, subject to the additional limitations imposed by the Credit Facility, effective April 11, 2019, we are able to incur additional indebtedness and therefore your risk of an investment in us may increase. In addition, since our management fee is calculated as a percentage of the value of our gross assets, which includes any borrowings for investment purposes, the management fee expenses will increase if we incur additional indebtedness.
We borrow money, which magnifies the potential for loss on amounts invested and may increase the risk of investing in us.
The use of leverage magnifies the potential for loss on amounts invested and, therefore, increases the risks associated with investing in our securities. As of December 31, 2018, we had $29.0 million outstanding under the Credit Facility. We may borrow from and issue senior debt securities to banks, insurance companies and other lenders in the future. Lenders of these senior securities, including the Credit Facility, will have fixed dollar claims on our assets that are superior to the claims of our stockholders, and we would expect such lenders to seek recovery against our assets in the event of a default. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could also negatively affect our ability to make distribution payments on our common stock. Leverage is generally considered a speculative investment technique. Our ability to service any debt that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, as the management fee payable to OHA is payable based on our gross assets, including those assets acquired through the use of leverage, OHA has a financial incentive to incur leverage which may not be consistent with our stockholders’ interests. In addition, our stockholders bear the burden of any increase in our expenses as a result of leverage, including any increase in the management fee payable to OHA. The amount of leverage that we employ depends on OHA’s and our Board of Directors’ assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us.
As a BDC, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 200% (or 150% beginning on April 11, 2019, subject to the additional limitations imposed by the Credit Facility). Notwithstanding the modified asset coverage requirement under the 1940 Act described above, we are separately subject to a Debt to Tangible Net Worth Ratio of not more than 1.00:1.00 (200% minimum asset coverage) with respect to certain provisions of our Credit Facility. If our asset coverage declines below our then-applicable asset coverage ratio, we will not be able to incur additional debt and could be required to sell a portion of our investments to repay some debt when it is otherwise disadvantageous for us to do so. This could have a material adverse effect on our operations, and we may not be able to make distributions. The amount of leverage that we employ will depend on OHA’s and our Board of Directors’ assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us.
The following table illustrates the effect of leverage on returns from an investment in our common stock as of December 31, 2018, assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

Assumed Return on Our Portfolio (Net of Expenses)(1)	-10%	-5%	0	5%	10%

Corresponding return to common stockholder (2)	-35%	-26%	-17%	-8%	1%

(1) The assumed portfolio return is required by SEC regulations and is not a prediction of, and does not represent, our projected or actual performance. Actual returns may be greater or less than those appearing in the table. Pursuant to SEC regulations, this table is calculated as of December 31, 2018. As a result, it has not been updated to take into account any changes in assets or leverage since December 31, 2018.
(2) Assumes $84.8 million in total assets, $29.0 million in debt outstanding and $35.9 million in net assets as of as of December 31, 2018 and a weighted average interest rate of 7.20% as of December 31, 2018. The returns to common stockholder assume we do not reinvest $3.1 million of cash and cash equivalents on our balance sheet as of December 31, 2018.

Based on our outstanding indebtedness of $29.0 million as of December 31, 2018 and the weighted average interest rate of 7.20% as of that date, our investment portfolio would have been required to experience an annual return of at least 3.2% to cover annual interest payments on the outstanding debt.
Substantially all of our assets are subject to security interests under the Credit Facility, and if we default on our obligations under the Credit Facility, we may suffer adverse consequences, including foreclosure on our assets.
As of December 31, 2018, substantially all of our assets were pledged as collateral under the Credit Facility. If we default on our obligations under this facility, the lenders may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests or their superior claim. In such event, we may be forced to sell our investments to raise funds to repay our outstanding borrowings in order to avoid foreclosure and these forced sales may be at times and at prices we would not consider advantageous. Moreover, such deleveraging of our company could significantly impair our ability to effectively operate our business in the manner in which we have historically operated. As a result, we could be forced to curtail or cease new investment activities and lower or eliminate the dividends that we have historically paid to our stockholders.
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
Our Credit Facility and borrowings also subject us to various financial and operating covenants. For example, the Credit Facility requires us to maintain debt to tangible net worth ratio, as defined in the credit agreement, of not more than 1:00 to 1.00 as determined on the last day of the month. If this ratio exceeds 1:00 to 1.00, we may not be able to incur additional debt, which could have a material adverse effect on our operations, and we may not be able to make distributions to our stockholders. Future credit facilities and borrowings will likely subject us to similar or additional covenants.
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
On November 10, 2017, we entered into an Incentive Fee Waiver Agreement with OHA whereby OHA agreed to waive any incentive fees earned relating to fiscal years 2017 and 2018. Under the Incentive Fee Waiver Agreement, any capitalized gains fees that would have been earned and accrued during 2017 and 2018, which under our investment advisory agreement would not have been paid until 2018 and 2019, respectively, will be waived. For the year ended December 31, 2018, there were no capital gains incentive fees that would have been earned. For the year ended December 31, 2017, OHA waived $89,000 of capital gains incentive fee that would have been earned in 2017 and paid in 2018.
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
On November 10, 2017, we entered into an Incentive Fee Waiver Agreement with OHA whereby OHA agreed to waive any incentive fees earned relating to fiscal years 2017 and 2018. Under the Incentive Fee Waiver Agreement, any capitalized gains fees that would have been earned and accrued during 2017 and 2018, which under our investment advisory agreement would not have been paid until 2018 and 2019, respectively, will be waived. For the year ended December 31, 2018, there were no capital gains incentive fees that would have been earned. For the year ended December 31, 2017, OHA waived $89,000 of capital gains incentive fee that would have been earned in 2017 and paid in 2018.
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

The failure in cyber-security systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning, could impair our ability to conduct business effectively.
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

In addition, uncertainty regarding legislation and regulations affecting the financial services industry or taxation could also adversely impact our business or the business of our portfolio companies. In particular, significant tax reform legislation (commonly referred to as the “Tax Cuts and Jobs Act”) was signed into law on December 22, 2017. The Tax Cuts and Jobs Act makes significant changes to the United States income tax rules applicable to both individuals and entities, including corporations. The Tax Cuts and Jobs Act, among other things, permanently reduces the maximum federal corporate income tax rate, reduces the maximum individual income tax rate (effective for taxable years 2018 through 2025), restricts the deductibility of business interest expense, changes the rules regarding the calculation of net operating loss deductions that may be used to offset taxable income, expands the circumstances in which a foreign corporation will be treated as a “controlled foreign corporation” and, under certain circumstances, requires accrual method taxpayers to recognize income for U.S. federal income tax purposes no later than the income is taken into account as revenue in an applicable financial statement. We have considered the impact of the Tax Cuts and Jobs Act on us, our stockholders and our portfolio companies and such effects have been taken into consideration and have been reflected within the financial statements.
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
If our distributions exceed our taxable income and capital gains realized during a taxable year, all or a portion of the distributions made in the same taxable year may be characterized as a return of capital to our stockholders. To the extent there is a return of capital, stockholders will be required to reduce their basis in our stock for U.S. federal income tax purposes, resulting in a higher reported capital gain or lower reported capital loss when those shares of our common stock are sold or otherwise disposed of. Under our current Credit Facility, we are limited to distributing no more than 110% of our taxable income for that tax year.
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
ATP Litigation.This matter is now concluded in our favor. As discussed extensively in prior reports, we filed a lawsuit against ATP Oil & Gas Corporation styled: OHA Investment Corporation v. ATP Oil and Gas Corporation, Adv. Proc. No. 10-03443, in the U.S. Bankruptcy Court for the Southern District of Texas. The claims asserted by the service companies or Statutory Lien Claimants were resolved in OHAI's favor by the United States Court of Appeals for the Fifth Circuit. The deadline for the Statutory Lien Claimants to file a petition for certiorari with the United States Supreme Court was September 4, 2018. No appeal was filed. Accordingly, we consider the matter concluded and the Fifth Circuit's decision final.
Status of Investment. As of December 31, 2018, our unrecovered investment was $39.7 million, and we had received aggregate royalty payments of $39.2 million since the date of ATP’s bankruptcy filing. As of December 31, 2018, we had incurred legal and consulting fees totaling $6.5 million in connection with the enforcement of our rights under the ORRIs. On various occasions, we have provided notice that such legal expenses will be added to our unrecovered investment balance to the extent they are not reimbursed. To date, we have not received any payments on account of legal expenses aside from our receipt of regular monthly production payments. As a result, we add our legal expenses to the unrecovered investment balance in accordance with our transaction documents. As of December 31, 2018, $5.4 million of the $6.5 million in legal and consulting fees have been added to, and are thus included in the unrecovered investment balance under the terms of our transaction documents. No legal expenses have been added to our unrecovered investment balance during the year ended December 31, 2018. Please see our discussion regarding the history of the asset purchase by Bennu Oil & Gas LLC from ATP, and the Bennu Chapter 7 bankruptcy, in the Notes to our December 31, 2017 Consolidated Financial Statements. Production recommenced on the MC941 and MC 942 wells in April 2018. Previously, these wells ceased production in November 2016 as a result of the Bennu Chapter 7 bankruptcy. In August 2017, the bankruptcy court authorized the sale of certain assets including MC 941 and MC 942 to Equinor, formerly known as StatOil USA E&P, Inc. Equinor recommenced production on these wells in April 2018. Equinor disputes that legal fees are eligible to be included in our unrecovered investment balance, but given that current production is not expected to be sufficient to pay the primary sum and notional interest accruing (which Equinor does not dispute), this legal fee issue is not ripe for debate and efforts are not currently ongoing to resolve it. We note that the fair value of our investment in ATP ORRI is $4.8 million as of December 31, 2018.
Through December 31, 2018, we received post-petition royalty payments from the Gomez properties and the Telemark properties in the amount of $8.3 million and $30.9 million, respectively.

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

	Net Asset Value(1)	Price Range		Cash Distribution per Share(2)
		High	Low
Fiscal 2018
Fourth quarter	$1.78	$1.58	$0.85	$0.02
Third quarter	2.15	1.65	1.34	0.02
Second quarter	2.46	1.64	1.31	0.02
First quarter	2.43	1.40	1.12	0.02
Fiscal 2017
Fourth quarter	$2.37	$1.68	$1.05	$0.02
Third quarter	2.34	1.39	0.85	0.02
Second quarter	2.76	1.66	1.16	0.02
First quarter	3.02	1.95	1.43	0.02
_______________

(1)
We calculate net asset value per share as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high and low closing sales prices. We calculate net asset value per share based on outstanding shares at the end of each period.

(2)	Represents the distribution declared in the specified quarter.

The last reported price for our common stock on March 15, 2019 was $1.34 per share. On March 15, 2019, there were approximately 47 record holders (including Cede & Co.). On March 4, 2019, the most recent record date available, there were 3,239 beneficial holders (held in street name) of our common stock, according to our transfer agent.
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
The tax characteristics of distributions paid in 2018 represented $1.3 million from ordinary income, $0.3 million from return of capital and none from capital gains. For tax purposes, 100% of the $0.4 million distribution paid on January 9, 2019 was treated as arising in 2019.
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

Sale of Unregistered Securities
We did not engage in any sales of unregistered securities during the fiscal year ended December 31, 2018.

Stock Performance Graph
The following line graph compares the cumulative total return on an investment in our common stock against the cumulative total return of the Nasdaq Financial 100 Index, the Nasdaq Index and an index of peer companies (selected by us) for the five years ended December 31, 2018. The graph assumes that $100 was invested in our common stock and each index on December 31, 2011, and that dividends were reinvested. We selected the peer group in good faith and it consists of the following six business development companies: Gladstone Capital Corporation, Gladstone Investment Corporation, KCAP Financial, Inc., CM Finance LLC, THL Credit, Inc. and Stellus Capital Investment Corporation. Our peer group includes BDCs that generally invest in similar types of securities as we do, with market capitalizations between $100 million and $600 million and initial public offering dates in 2010 or earlier. The index of our peer companies index uses beginning of period market capitalization weighting. This historic stock price Performance Graph and the related textual information are not necessarily indicative of future performance.

Stock Performance Graph

250
200
150
100
50
0
Index Value
2013
2014
2015
2016
2017
2018
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

	Year ended December 31,
	2018	2017	2016	2015	2014
	(In Thousands, Except Per Share Data and Other Data)
Income Statement Data
Total investment income	$8,468	$10,272	$17,888	$22,049	$22,119
Total operating expenses, net of incentive fee waiver(1)(4)	7,760	9,222	11,378	12,008	18,812
Net investment income, net of tax(1)(4)	671	1,028	6,503	9,969	3,198
Net realized capital loss on investments	(55,952)	(10,868)	(27,011)	(218)	(12,430)
Net unrealized appreciation (depreciation) on investments	45,033	(21,268)	(4,938)	(40,973)	(12,999)
Net increase (decrease) in net assets resulting from operations(1)(4)	$(10,248)	$(31,108)	$(25,446)	$(31,222)	$(22,231)
Per Share Data
Net investment income(1)(4)	$0.03	$0.05	$0.32	$0.49	$0.16
Net realized and unrealized gain (loss) on investments	(0.54)	(1.59)	(1.58)	(2.03)	(1.24)
Net increase (decrease) in net assets resulting from operations(1)(4)	$(0.51)	$(1.54)	$(1.26)	$(1.54)	$(1.08)
Dividends declared	$0.08	$0.08	$0.24	$0.48	$0.64
Net asset value per share	$1.78	$2.37	$3.99	$5.49	$7.48
Balance Sheet Data
Total investments	$80,595	$84,924	$145,002	$209,707	$206,763
Portfolio investments at fair value	65,606	64,930	105,005	174,710	176,163
Cash and cash equivalents	3,124	19,939	16,533	15,554	31,455
Total assets	84,777	106,148	162,898	228,477	242,175
Total debt(2)	29,000	36,000	40,500	72,000	52,000
Total net assets	35,909	47,771	80,493	110,780	154,164
Other Data
Weighted average yield on portfolio investments(3), excluding non-yielding investments	10.4%	13.2%	9.7%	10.6%	10.2%
Weighted average yield on portfolio investments(4)	5.5%	5.8%	8.1%	9.6%	9.2%
Number of portfolio companies	26	16	14	17	15
Expense ratios (as a percentage of average net assets):
Interest expense and bank fees	6.4%	6.5%	3.9%	2.4%	1.2%
Management fees	3.2%	3.1%	2.9%	2.1%	2.6%
Incentive fees(5)	—%	0.1%	0.3%	0.7%	—%
Costs related to strategic alternatives review	0.2%	—%	—%	—%	3.4%
Other operating expenses including provision for income taxes	6.8%	5.6%	4.4%	3.2%	3.5%
Total operating expenses including provision for income taxes	16.6%	15.3%	11.5%	8.4%	10.7%
_______________

(1)	Includes $0.1 million and $6.0 million, or $0.00 and $0.29 per share, in 2018 and 2014, respectively, of costs related to our review of strategic alternatives.

(2)	Excludes amounts borrowed on a temporary basis to purchase U.S. Treasury Bills and unamortized debt issuance costs.

(3)	Calculated on the total cost of the investment portfolio, excluding non-yielding investments, as of the end of the period, based on amortized cost and the expected income on portfolio investment.

(4)	Calculated on the total cost of the investment portfolio, including non-yielding investments, as of the end of the period, based on amortized cost and the expected income of the portfolio investment.

(5)	Incentive fees waived in 2017 were $89 thousand.

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
The aggregate fair value of our investment portfolio at December 31, 2018 was $65.6 million, with such value comprised of 26 active portfolio investments. Under our previous investment advisor, we focused our investments primarily on small and mid-size companies engaged in the upstream sector of the energy industry, which includes businesses that find, develop and extract energy resources, including natural gas, crude oil and coal.
Part of OHA’s investment strategy has been to reduce our historical portfolio concentration in the energy industry and to diversify our portfolio with investments in debt securities of U.S. private and small public middle market companies across industry sectors. Since September 30, 2014, we have made a total of 35 new investments with a principal amount of $175.4 million (total cost of $171.1 million) and fully realized 11 of these investments with a principal amount of $99.7 million.

Primarily as a result of these new investments, net of realizations, and write-downs of legacy energy investments, the exposure of our investment portfolio to the energy sector decreased to 7% at December 31, 2018.
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
Also in February 2018, we purchased $0.3 million of second lien term loan in EaglePicher Technologies, LLC., or EaglePicher, a leading provider of mission-critical power solutions for high-value applications within the defense, aerospace and medical endmarkets. The EaglePicher second lien term loan was purchased at a 0.75% discount to par, earns interest payable in cash at a rate of Libor+7.25% and matures in March 2026.
In March 2018, we purchased $1.3 million of second lien term loan in AlliedUniversal HoldCo LLC., or AlliedUniversal, a provider of contract security services in the United States. The AlliedUniversal second lien term loan was purchased at par, earns interest payable in cash at a rate of Libor+8.50% with a 1% floor and matures in July 2023.
Also in March 2018, we purchased $1.6 million of first lien last out revolver and $0.5 million of first lien last out term loan to ClearChoice (CC Dental Implants Intermediate), or ClearChoice, a provider of full-mouth dental restoration and dental implant services throughout the United States. The ClearChoice first lien last out revolver was purchased at a 1% discount to par, earns interest at a rate of Libor+6.50% on amount drawn, earns 0.75% fee on unfunded portion and matures in January 2023. At December 31, 2018, the funded portion balance of the ClearChoice revolver was $0.4 million. The ClearChoice first lien last out term loan was purchased at a 1% discount to par, earns interest payable in cash at a rate of Libor+6.50% and matures in January 2023. Both the first lien last out revolver and term loan are entitled to skim interest on the first lien first out term loan which will initially increase the interest rate spread by approximately 28 basis points.
In May 2018, Berlin Packaging, or Berlin, repaid its second lien term loan in the amount of $6.7 million. We recorded previously unamortized discount of $0.2 million as additional interest income as a result of this repayment. This investment was initiated in December 2015 and generated a gross unlevered internal rate of return of 11.2% and a return on investment of 1.25x.
Also in May 2018, we purchased $1.7 million of second lien term loan in Ensono, LP., or Ensono, a leading hybrid IT managed service provider focused on mission critical workloads for enterprise customers in the US and Europe. The Ensono second lien term loan was purchased at a 4.0% discount to par, earns interest payable in cash at a rate of Libor+9.25%, and matures in June 2026.
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

Also in June 2018, we purchased $3.8 million of second lien term loan in PowerSchool, a provider of software solutions catered to K-12 schools in the United States and Canada. The PowerSchool second lien term loan was purchased at a 1.0% discount to par, earns interest payable in cash at a rate of Libor+6.75%, and matures in August 2026.
Also in June 2018, we purchased $0.9 million of second lien term loan in Vertafore, Inc., or Vertafore, a leading provider of software and services for the property and casualty insurance distribution market. The Vertafore second lien term loan was purchased at a 1.0% discount to par, earns interest payable in cash at a rate of Libor+7.25%, and matures in July 2026.
Also in June 2018, we purchased $0.4 million of second lien term loan in FirstLight Fiber, or FirstLight, a leading independent bandwidth infrastructure provider across New York and northern New England. The FirstLight second lien term loan was purchased at a 1.0% discount to par, earns interest payable in cash at a rate of Libor+7.50%, and matures in July 2026.
Also in June 2018, we purchased $0.3 million of second lien term loan in Edelman Financial, or Edelman, a provider of independent, technology-enabled financial advisory services and investment advice to employer-sponsored defined contribution plans and retail investors. The Edelman second lien term loan was purchased at a 0.5% discount to par, earns interest payable in cash at a rate of Libor+6.75%, and matures in July 2026.
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
In November 2018, we purchased $0.6 million of senior secured notes of KIRS Midco3 plc (Ardonagh), or Ardonagh, a leading insurance broker and insurance services provider in the in the United Kingdom serving large corporations, other brokers, third-party MGAs, small and medium enterprises and individual consumers. The Ardonagh senior secured notes were purchased at a 10% discount to par, earns interest payable in cash at a fixed rate of 8.625% per annum and matures in July 2023.
In December 2018, our remaining position in our CLO investment in Gramercy was redeemed. The total initial investment was $7.2 million. This CLO investment was initiated in October 2014 and generated a gross unlevered internal rate of return of 12.8% and a return on investment of 1.23x.
Also in December 2018, we purchased $3.3 million of unsecured term loan in Sedgwick Claims Management Services, Inc., or Sedgwick, the largest third party administrator of insurance claims in the world with a presence in 65 countries. The Sedgwick unsecured term loan was purchased at a 1.5% discount to par, earns interest payable in cash at a fixed rate of 9.0% per annum and matures in December 2026.
Also in December 2018, we committed to a $1.1 million investment which was not scheduled to close until the first quarter of 2019.

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

	December 31, 2018			December 31, 2017
	Weighted Average Yields(1)			Weighted Average Yields(1)
		Percentage of Portfolio			Percentage of Portfolio
		Cost	Fair Value		Cost	Fair Value
First lien secured debt	9.4%	0.5%	0.7%	—%	—%	—%
Second lien debt	10.5%	42.4%	71.3%	9.7%	19.1%	47.2%
Subordinated debt	10.4%	27.9%	15.2%	15.8%	25.2%	52.2%
Revolving loan facility	10.5%	0.3%	0.5%	—%	—%	—%
Unsecured term loan	9.1%	2.9%	5.0%	—%	—%	—%
Limited term royalties	—%	23.8%	7.3%	—%	—%	—%
CLO residual interests (2)	—%	—%	—%	13.5%	—%	0.3%
Equity securities
Membership and partnership units	—%	2.2%	—%	—%	1.6%	0.3%
Total equity securities	—%	2.2%	—%	—%	1.6%	0.3%
Total portfolio investments	10.4%	100.0%	100.0%	13.2%	100.0%	100.0%

(1) Weighted average yield based on cost and excludes non-yielding assets. Yields are based on the most current interest rates in effect at the end of the period.
(2) Yields from investments in CLO residual interests represent the implied internal rate of return calculation expected from future cash flows.
As of December 31, 2018 and December 31, 2017, the total fair value of our portfolio investments was $65.6 million and $64.9 million, respectively. Of those fair value totals, approximately $13.8 million, or 21.0%, as of December 31, 2018, and $18.4 million, or 28.3%, as of December 31, 2017, are determined using significant unobservable (i.e., Level 3) inputs.
Results of Operations
The following sections analyze our results of operations for the year ended December 31, 2018 compared to 2017 and for the year ended December 31, 2017 compared to 2016.
Investment Income

Total investment income includes interest on our investments, dividend income, royalty income and other income. Dividend income is income from redeemable preferred units and certain equity investments. Royalty income is net of amortization that we receive in connection with certain of our investments. Other income includes prepayment fees and modification fees we receive in connection with certain of our investments. These fees are recognized as earned. The table below summarizes the components of our investment income.

Investment Income	For the year ended December 31,
(in thousands)	2018	2017	2016

Interest income	$8,223	$10,198	$13,382
Dividend income	—	—	4,008
Other income	245	74	498
Total investment income	$8,468	$10,272	$17,888

For the year ended December 31, 2018 total investment income was $8.5 million, a 18% decrease from $10.3 million for the year ended December 31, 2017. The decrease of $1.8 million was primarily due to OCI subordinated notes which were placed on non-accrual status in October 2018 and lower interest income earned on non affiliate investments due to a lower average portfolio balance, partially offset by the increase in other income related money market interest income in 2018 compared to $0 in 2017.
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

Operating Expenses	For the year ended December 31,
(in thousands)	2018	2017	2016

Interest expense and bank fees	$2,984	$3,926	$3,819
Management fees	1,547	1,932	2,939
Incentive fees	—	89	281
Costs related to strategic alternatives review	75	—	—
Professional fees	1,444	1,679	2,442
Other general and administrative expenses	1,465	1,440	1,652
Directors fees	245	245	245
Total operating expenses	7,760	9,311	11,378
Incentive fee waiver	—	(89)	—
Net operating expenses	$7,760	$9,222	$11,378
For the year ended December 31, 2018, total operating expenses decreased by 15.9% to $7.8 million from $9.2 million for the year ended December 31, 2017 primarily due to lower interest expense and bank fees, base management fees and professional fees, partially offset by higher other general and administrative expenses and cost related to strategic alternatives review.
Interest expense and bank fees decreased by 24.0% to $3.0 million for the year ended December 31, 2018 from $3.9 million compared to prior year largely due to a lower total amount outstanding on our Credit Facility partially offset by slightly higher interest rates due to an increase in the Libor . Management fees decreased by 19.9% to $1.5 million from $1.9 million due to lower average asset base subject to the base management fee during 2018. Professional fees decreased by 14.0% to $1.4 million from $1.7 million compared to prior year primarily due to lower legal costs and lower audit fees. There were no incentive fees incurred in 2018 compared to $0.1 million incentive fees in 2017, which were waived. Other general and administrative expenses increased by 1.7% to $1.5 million from $1.4 million primarily due to an increase in employee related expenses in 2018. Costs related to strategic alternatives review increased in 2018 to $0.1 million from zero in 2017.
For the year ended December 31, 2017, total operating expenses decreased by 18.2% to $9.2 million from $11.4 million for the year ended December 31, 2016 primarily due to lower professional fees, base management fees, and waived incentive fees partially offset by higher interest expense and bank fees. Interest expense and bank fees increased by 2.8% to $3.9 million for the year ended December 31, 2017 from $3.8 million compared to prior year largely due to higher interest rates on the Credit Facility. Management fees decreased by 34.3% to $1.9 million from $2.9 million due to lower average asset base subject to the base management fee during 2017. Other general and administrative expenses decreased by 12.8% to $1.4 million from $1.7 million primarily due to a decrease in travel related costs and other employee related expenses in 2017. Additionally, incentive fees of $89,000 were waived for 2017. On November 10, 2017, we entered into an Incentive Fee Waiver Agreement with OHA whereby OHA agreed to waive any incentive fees earned relating to fiscal years 2017 and 2018. Under the Incentive Fee Waiver Agreement, any capital gains fees that would have been earned and accrued during 2017 and 2018, which under our investment advisory agreement would not have been paid until 2018 and 2019, respectively, will be waived.
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

Net Investment Income

Net Investment Income	For the year ended December 31,
(in thousands, except per share data)	2018	2017	2016

Net investment income	$671	$1,028	$6,503
Net investment income per common share	0.03	0.05	0.32
For the year ended December 31, 2018 net investment income decreased $0.4 million due to the $1.8 million decrease in investment income and the $1.5 million decrease in total operating expenses. Net investment income for the year ended December 31, 2018 was $0.7 million compared to net investment income of $1.0 million during the year ended December 31, 2017.
For the year ended December 31, 2017, net investment income decreased $5.5 million due to the $7.6 million decrease in investment income and the $2.2 million decrease in total operating expenses. Net investment income for the year ended December 31, 2017 was $1.0 million compared to net investment income of $6.5 million for the year ended December 31, 2016.

Net Realized Gains and Losses

Net realized gains and losses is the difference between the net proceeds received from dispositions of portfolio investments and their stated costs. Realized losses may also be recorded in connection with our determination that certain investments are considered worthless securities and/or meet the conditions for loss recognition per the applicable tax rules.

Net Realized Capital Gains and Losses	For the year ended December 31,
(in thousands, except per share data)	2018	2017	2016

Net realized capital gains and losses	$(55,952)	$(11,563)	$(26,949)
Benefit (provision) for taxes on realized losses	—	695	(62)
Total net realized capital losses on investments	$(55,952)	$(10,868)	$(27,011)
Net realized capital losses per common share	(2.77)	(0.54)	(1.34)
For the year ended December 31, 2018, we recognized net realized capital losses totaling $56.0 million, which consisted of a realized capital loss of $56.3 million related to our investment in Castex, partially offset by realized capital gains of $0.4 million including $350 thousand related to a sales price adjustment from the 2011 disposal of our investments in Alden Resources (or Globe BG, LLC).
For the year ended December 31, 2017, we recognized net realized capital losses totaling $10.9 million, which consisted of a $12.7 million in realized capital loss related to the write-off of our investment in Shoreline Energy, LLC. Realized capital losses in 2017 were partially offset by a $1.0 million realized capital gain related to the partial sale of our investment in TIBCO senior unsecured notes. Additionally in 2017, we recognized a tax benefit of $0.7 million related to the repeal of the corporate alternative minimum tax (AMT) under the Tax Cuts and Jobs Act. Under the Tax Cuts and Jobs Act, AMT credits are fully refundable by 2022. The $0.7 million of AMT credits were generated between the years 2008 and 2012 related to the realized losses of certain portfolio investments. $0.5 million of the AMT credit was related to write-off of BioEnergy Holding, LLC in 2012. Prior to the Tax Cuts and Jobs Act, we had a full valuation allowance against these AMT credits.
For the year ended December 31, 2016, we recognized net realized capital losses totaling $27.0 million, which consisted of $27.1 million in realized capital losses related to two portfolio companies: (i) $10.1 million related to the sale of our equity interest in Contour and the extinguishment of the associated senior secured term loans and (ii) $17.0 million realized capital loss on our remaining interests in Spirit Resources, LLC, or Spirit, which consisted of senior secured loans tranche A & B and 80,000 preferred units. Realized capital losses in 2016 were partially offset by a $0.2 million realized capital gain related to the sale of the $5.8 million Hanson second lien term loan.

Unrealized Appreciation or Depreciation on Investments

Net unrealized appreciation or depreciation is the net change in the fair value of our investments during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.

Net Unrealized Appreciation (Depreciation) on Investments	For the year ended December 31,
(in thousands, except per share data)	2018	2017	2016

Control investments	$—	$—	$27,608
Affiliate investments	(18,673)	(2,510)	(2,820)
Non-affiliate investments	63,706	(18,758)	(29,726)
Benefit (provision) for taxes on unrealized appreciation (depreciation) on investments	—	—	—
Net unrealized appreciation (depreciation) on investments	$45,033	$(21,268)	$(4,938)
Net unrealized appreciation (depreciation) on investments per common share	2.23	(1.05)	(0.24)
Control Investments
For the years ended December 31, 2018 and 2017, we had no unrealized appreciation or depreciation on control investments. In 2016, the increase in net unrealized gains on our control investments was due to the reversal of unrealized depreciation, due to realizations, on our investments in Contour and Spirit of $10.6 million and $17.0 million, respectively.
Affiliate Investments
For the years ended December 31, 2018, 2017 and 2016, the net unrealized depreciation on our affiliate investments was attributable to unrealized depreciation of our investments in OCI.
Non-Affiliate Investments
For the year ended December 31, 2018, the net unrealized appreciation on our non-affiliate investments was primarily attributable to $2.9 million unrealized appreciation in our Talos Production, LLC senior unsecured note upon its maturity and repayment, reversal of $56.3 million unrealized depreciation, due to realization of our investment in Castex, and unrealized appreciation of $4.8 million on our investment in ATP Oil & Gas Corporation.
For the year ended December 31, 2017, the net unrealized depreciation on our non-affiliate investments was primarily due to the $33.5 million decrease in our investment in Castex. This decrease was offset by increases in net unrealized depreciation on our non-affiliate investments from the reversal of unrealized depreciation due to the realization on our investment in Shoreline Energy, LLC in the amount of $12.7 million and the increase in the fair value of our investment in Talos Production, LLC of $2.0 million.
For the year ended December 31, 2016, the net unrealized depreciation on our non-affiliate investments was primarily due to a decrease in the fair value of our investments in Castex of $15.5 million, ATP Oil & Gas Corporation of $12.0 million, Shoreline Energy, LLC of $9.1 million, and other investments of $0.3 million. These decreases were partially offset by increase in the fair value of our investments in Talos Production, LLC of $2.0 million, TIBCO Software, Inc. of $1.6 million, other portfolio companies totaling $2.4 million, and the reversal of net unrealized losses due to realization of $1.1 million.

Net Increase or Decrease in Net Assets Resulting from Operations
The table below summarizes the components of our net increase or decrease in net assets resulting from operations.

Net Increase (Decrease) in Net Assets Resulting from Operations	For the year ended December 31,
(in thousands, except per share data)	2018	2017	2016

Net increase (decrease) in net assets resulting from operations	$(10,248)	$(31,108)	$(25,446)
Net increase (decrease) in net assets resulting from operations per common share	(0.51)	(1.54)	(1.26)
For the year ended December 31, 2018, the net increase in net assets resulting from operations compared to the year ended December 31, 2017 is primarily attributable to the net realized loss and unrealized appreciation on investments totaling $21.2 million.

For the year ended December 31, 2017, the net decrease in net assets resulting from operations compared to the year ended December 31, 2016 is attributable to the $5.5 million decrease in net investment income, $16.3 million increase in unrealized depreciation on our investments, partially offset by a $16.1 million decrease on realized losses. The increase in unrealized depreciation is attributable to a write-down of our investment in Castex, partially offset by the reversal of unrealized depreciation due to realizations related to our investments in Contour and Spirit.

Financial Condition, Liquidity and Capital Resources
We expect to fund our investments and our operations in 2019 from available cash, proceeds from realizations of existing investments and from borrowings under the Credit Facility. In the future, we may also fund a portion of our investments with issuances of equity or senior debt securities. We expect our primary use of funds to be investments in portfolio companies, cash distributions to holders of our common stock and payment of fees, debt service, and other operating expenses.
Cash Flows
At December 31, 2018 and December 31, 2017, we had cash and cash equivalents totaling $3.1 million and $19.9 million, respectively.
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
For the year ended December 31, 2018, we experienced a net decrease in cash and cash equivalents in the amount of $16.8 million. During that period, our operating activities used $3.1 million in cash, excluding net proceeds from redemptions of U.S. Treasury Bills of $5.0 million, our operating activities used $8.1 million consisting primarily of purchases of new investments in portfolio securities of $27.5 million, partially offset by proceeds from redemption of investments in portfolio securities of $21.6 million. In addition, financing activities used cash of $13.7 million which primarily related to principal repayments under our Credit Facility of $7.0 million and net repayments under our repurchase agreement of $4.9 million, and cash distributions paid to our stockholders in the amount of $1.6 million.
For the year ended December 31, 2017, we experienced a net increase in cash and cash equivalents in the amount of $3.4 million. During that period, our operating activities used $29.9 million in cash, consisting primarily of proceeds from redemption of investments in portfolio securities of $33.5 million and net proceeds from redemptions of U.S. Treasury Bills of $20.0 million, partially offset by purchases of new investments in portfolio securities of $21.9 million. In addition, financing activities used cash of $26.5 million primarily related to net repayments under our repurchase agreement of $19.6 million, principal repayments under our Credit Facility of $4.5 million and cash distributions paid to our stockholders in the amount of $2.4 million.
For the year ended December 31, 2016, we experienced a net increase in cash and cash equivalents in the amount of $1.0 million. During that period, our operating activities used $35.4 million in cash, consisting primarily of proceeds from redemption of investments in portfolio securities of $50.8 million, partially offset by purchases of new investments in portfolio securities of $7.1 million. In addition, financing activities used cash of $34.4 million primarily related to $80.5 million of principal repayments on our Investment Facility and cash distributions paid to our stockholders in the amount of $6.1 million, partially offset by initial cash proceeds of $40.5 million from our new Credit Facility.
Distributions to Stockholders
For the year ended December 31, 2018, we paid cash distributions totaling $1.6 million, or $0.08 per share, to our common stockholders compared to $2.4 million, or $0.12 per share, during 2017 and $6.1 million, or $0.30 per share, during 2016. In December 2018, we declared a fourth quarter dividend totaling $0.4 million, or $0.02 per share, which was paid in January 2019. We currently intend to continue to distribute, out of assets legally available for distribution and as determined by our Board of Directors, in the form of quarterly distributions, a minimum of 90% of our annual investment company taxable income to our stockholders.

Credit Facility

We are party to the Credit Agreement, which replaced our prior Third Amended and Restated Revolving Credit Agreement as amended with SunTrust Bank, as administrative agent (the "Investment Facility"). The initial amount we could borrow under the Credit Facility was $56.5 million and had a maturity date of March 9, 2018, with an option to extend for a six-month period, subject to certain conditions. The initial proceeds of $40.5 million from the Credit Facility were used to pay off the $38.5 million outstanding balance on the Investment Facility, pay transaction expenses and provide balance sheet cash. The remaining $16.0 million consisted of a delayed draw term loan, which was initially committed for one year, and was available to us to grow our investment portfolio and operate our business.
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
As of December 31, 2018, the total amount outstanding under the Credit Facility was $29.0 million with $7.0 million available to draw. The total amount outstanding on the Credit Facility is shown net of unamortized debt issuance costs of $0.1 million on our Consolidated Balance Sheet as of December 31, 2018. Substantially all of our assets, except our investments in U.S. Treasury Bills, are pledged as collateral for the obligations under the Credit Facility. The Credit Facility bears an interest rate of Adjusted LIBOR plus 4.95% for Eurodollar Loans, subject to a 1% LIBOR floor, and Base Rate plus 3.95% for Base Rate Loans. As of December 31, 2018 the interest rate on our outstanding balance of $29.0 million was 7.3%.
The Credit Facility contains affirmative and reporting covenants and certain financial ratio and restrictive covenants. We have complied with these covenants from the date of the new Credit Agreement through December 31, 2018, and had no existing defaults or events of default under the Credit Facility. The financial covenants, with terms as defined in the Credit Agreement, are:

•	maintain a Debt to Tangible Net Worth Ratio of not more than 1.00:1.00, as determined on the last day of the calendar month,

•	maintain at all times a minimum liquidity in the form of Cash or Cash Equivalents of at least $1.0 million,

•	maintain a Debt to Fair Market Value Ratio of not more than 0.50:1.00 at any time, and

•	maintain the Fair Market Value of Liquid Portfolio Investments as a percentage of outstanding aggregate principal balance to not be less than 100% through September 9, 2019.
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

Repurchase Agreements
At the end of each quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which includes purchasing U.S. Treasury Bills, by utilizing repurchase agreements on a temporary basis. On December 21, 2018, we purchased $15.0 million of U.S. Treasury Bills and contemporaneously entered into a $14.7 million repurchase arrangement with a global financial institution to finance such purchase. Under the repurchase arrangement, we transferred $15.0 million of U.S. Treasury Bills and $0.3 million of cash as collateral under the repurchase agreement. We repaid the $14.7 million borrowed under the repurchase agreement, and was returned the $0.3 million cash collateral, net of a $14 thousand financing fee excluding interest earned in the amount of $11 thousand upon maturity of the U.S. Treasury Bills on January 2, 2019. We account for the transfer of the U.S. Treasury Bills under the repurchase agreement as a secured borrowing in accordance with GAAP. As a result, the U.S. Treasury Bills are recorded on our books as investments in U.S. Treasury Bills, and the amount outstanding under the repurchase agreement is recorded as a current liability at December 31, 2018.
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
The tax characteristics of distributions paid in 2018 represented $1.3 million from ordinary income, $0.3 million from return of capital and none from capital gains. For tax purposes, 100% of the $0.4 million distribution paid on January 9, 2019 will be treated as arising in 2019.
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
As of January 9, 2019, the date of our most recent dividend payment, holders of approximately 97,000 shares, or approximately 0.4% of the 20,172,392 outstanding shares, were participants in the DRIP plan. During 2018, we declared dividends totaling $0.08 per common share. During 2017, we declared dividends totaling $0.08 per common share.
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
The automatic reinvestment of distributions will not relieve a participant of any income tax liability associated with such dividend or distribution. A U.S. stockholder participating in the DRIP plan will be treated for U.S. federal income tax purposes as having received a distribution in an equal amount to the cash that the participant could have received instead of shares. The tax basis of such shares will equal the amount of such cash. In the case of newly issued shares under the DRIP plan, the distribution and tax basis will generally be the value of the issued shares. A participant will not realize any taxable income upon receipt of a certificate for whole shares credited to the participant’s account whether upon the participant’s request for a specified number of shares or upon termination of enrollment in the DRIP plan. Each participant will receive each year from us (or the applicable withholding agent) a Form 1099- DIV with respect to the U.S. federal income tax status of all distributions during the previous year.

A copy of our DRIP plan is available on our corporate website, www.ohainvestmentcorporation.com, in the investor relations section.
Portfolio Credit Quality

At December 31, 2018, a meaningful portion of our portfolio investments were being negotiated, and often illiquid, securities of middle market businesses. As of December 31, 2018, we had certain investments related to two portfolio companies on non-accrual status with an aggregate cost and fair value of $50 million and $7 million, respectively. Our investment in OCI Holdings, LLC subordinated notes was placed on non-accrual on October 1, 2018. Our investment in Castex was placed on non-accrual during the first quarter of 2017 and subsequently written off in the second quarter of 2018. Effective July 1, 2015, ATP was placed on non-accrual status based on estimated future production payments and income is recognized to the extent cash received. Beginning in April 2018 all future production payments received will be applied to ATP's cost basis. Our portfolio investments at fair value were approximately 58.9% and 41.7% of the related cost basis as of December 31, 2018 and December 31, 2017, respectively.

Non-accruing and non-income producing investments	December 31, 2018		December 31, 2017
(in thousands)	Cost	Fair Value	Cost	Fair Value

Non-accruing investments
ATP Oil & Gas Corporation/Bennu Oil & Gas, LLC (non-accrual cash basis July 2015; full non-accrual April 2018)	$26,450	$4,778	$27,845	$—
Castex Energy 2005, LP (non-accrual January 2017)	—	—	56,315	—
OCI Holdings, LLC (non-accrual October 2018)	23,528	2,271	—	—
Total non-accruing investments	$49,978	$7,049	$84,160	$—

Non-income producing investments
OHA/OCI Investments, LLC Class A Units	$—	$—	$2,500	$164
Total non-income producing investments	$—	$—	$2,500	$164
Total non-accruing and non-income producing investments	$49,978	$7,049	$86,660	$164

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

•
Third Party Valuation Activity. We may, at our discretion, retain an independent valuation firm to review any or all of the valuation analyses and fair value recommendations provided by the investment team of our investment advisor. Since December 31, 2014, our general practice is that we have an independent valuation firm review all Level 3 investments (those whose value is determined using significant unobservable inputs) with recommended fair values in excess of $10 million on a quarterly basis, and review all Level 3 investments with recommended fair values greater than zero at least annually to provide positive assurance on our valuations. With respect to our valuations as of December 31, 2018 and 2017, an independent valuation firm reviewed and assisted in valuations representing 21% and 28%, respectively, of the total fair value of our portfolio investments.

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
We had a contingent earn-out investment which resulted from the sale of our investment in Alden Resources, LLC to Globe BG, LLC in July 2011. The amount of the payment, up to $6.8 million, is based on a formula involving the number of clean tons of coal produced multiplied by the difference between the company’s cost of production in 2010 and the cost of production during the optimal consecutive twelve-month period during the three-year period ended July 2014. The reporting and review mechanism to determine the ultimate value of the earn-out has not yet been completed. Globe has informally advised us that the company’s relative cost of production has not improved since July 2011, so we have recorded the value of the earn-out at zero. Our investment in Globe BG, LLC was written off our Schedule of Investments in 2018.
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
Payment-in-Kind Interest and Dividends
We have investments in our portfolio that contain payment-in-kind, or PIK, interest or dividend provisions. We compute PIK interest income or PIK dividend income at the contractual rate specified in each investment agreement, and we add that amount to the principal balance of the investment. For investments with PIK interest or PIK dividends, we calculate our income accruals on the principal balance plus any PIK amounts. If the portfolio company’s projected cash flows, further supported by estimated total enterprise value, are not sufficient to cover the contractual principal and interest or dividend amounts, as applicable, we do not accrue PIK interest income or PIK dividend income on the investment. To maintain our RIC status, we must pay out this non-cash income to stockholders in the form of distributions, even though we have not yet collected the cash. We recorded net PIK interest income of $2.7 million, $3.5 million, and $1.0 million in 2018, 2017 and 2016, respectively primarily from our instrument in OCI's subordinated notes. We recorded PIK dividend income of $0.0 million, $0.7 million, and $4.4 million in 2018, 2017 and 2016, respectively from our investment in Castex Energy 2005, LP.
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
Contractual Obligations and Off-Balance Sheet Arrangements

The following table summarizes our contractual payment obligations at December 31, 2018 (in thousands):

Credit facilities(1)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Credit Facility(2)	$29,000	$—	$29,000	$—	$—
Repurchase Agreement(3)	14,689	14,689	—	—	—
Total	$43,689	$14,689	$29,000	$—	$—
(1) Excludes accrued interest amounts.
(2) Maturity date is September 9, 2019 with an option to extend an additional six months.
(3) Amount outstanding under the Repurchase Agreement was repaid on January 2, 2019.
From time to time we could have unused commitments to extend credit to our portfolio companies. Generally, these commitments have fixed expiration dates, and we do not expect to fund the entire amounts before they expire. Therefore, these commitment amounts do not necessarily represent future cash requirements, and we do not report the unused portions of these commitments on our Consolidated Balance Sheets. At December 31, 2018 we had $1.2 million unused credit commitment of our ClearChoice revolver investment and commitment to fund a $1.1 million investment expected to close in the first quarter of 2019. We did not have any unused credit commitments as of December 31, 2017.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Our business activities contain elements of risk. We consider the principal market risks to be: credit risk, illiquidity of individual investments in our investment portfolio, leverage risk, risks related to fluctuations in interest rates and commodity price risk.
Credit risk is the principal market risk associated with our business. Credit risk originates from the fact that some of our portfolio companies may become unable or unwilling to fulfill their contractual payment obligations to us and may eventually default on those obligations. These contractual payment obligations arise under the debt securities and other investments that we hold. They include payment of interest, principal, dividends, royalties, fees and payments under guarantees and similar instruments. Our investment advisor endeavors to mitigate and manage credit risk through the analysis, structure and requirements of our investments. Prior to making an investment, our investment advisor evaluates it under a variety of scenarios to understand its sensitivity to changes in critical variables and assumptions and to assess its potential credit risk. Our investment advisor attempts to structure our investments to mitigate credit risk, and generally requires routine reporting, periodic appraisal of asset values, and financial covenants designed to minimize and detect developing credit issues. However, we cannot be assured that our investment advisor’s efforts to mitigate and manage credit risk will successfully insulate us from any and all losses, either at the level of individual portfolio companies or, more broadly, for our entire investment portfolio.
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

Another facet of utilizing borrowed money to make investments is that our net investment income is dependent upon the difference, or spread, between the rate at which we borrow funds and the interest rate or effective yield at which we invest those funds. Our Credit Facility bears a variable interest rate with a 1% one-month LIBOR interest rate floor, so any increase in interest rates above 1% will increase the cost of our borrowed funds. As of December 31, 2018 and 2017, excluding investments in U.S. Treasury Bills, approximately 76% and 25%, respectively, of our portfolio investments at fair value in our portfolio were at fixed rates, while approximately 24% and 75%, respectively, were at variable rates, generally with an interest rate floor. Thus, interest income from our portfolio investments will increase at a slower rate than the cost of our borrowed funds with an increase in interest rates until the interest rate floor are met, if at all. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act.
Assuming that our consolidated balance sheet as of December 31, 2018 were to remain constant and that no actions were taken to alter our current interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase/(decrease) in interest income	Increase/(decrease) in interest expense	Net increase/(decrease) in net investment income
Down 25 basis points	$(121)	$(73)	$(48)
Up 50 basis points	243	145	98
Up 100 basis points	486	290	196
Up 150 basis points	729	435	294
Up 200 basis points	971	580	391
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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of OHA Investment Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of OHA Investment Corporation (the Company), including the schedules of investments, as of December 31, 2018 and 2017, the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations, changes in its net assets, and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2018 and 2017, by correspondence with the custodian and brokers or by other appropriate auditing procedures where replies from brokers were not received.

Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2012.
Dallas, Texas
March 21, 2019

OHA INVESTMENT CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2018	December 31, 2017
Assets
Investments in portfolio securities at fair value
Affiliate investments (cost: $26,028 and $23,263, respectively)	$2,271	$18,179
Non-affiliate investments (cost: $85,306 and $132,429, respectively)	63,335	46,751
Total portfolio investments (cost: $111,334 and $155,692, respectively)	65,606	64,930
Investments in U.S. Treasury Bills at fair value (cost: $14,989 and $19,994, respectively)	14,989	19,994
Total investments	80,595	84,924
Cash and cash equivalents	3,124	19,939
Accounts receivable and other current assets	499	—
Interest receivable	224	632
Other prepaid assets	19	21
Deferred tax asset (Note 6)	316	632
Total other assets	4,182	21,224
Total assets	$84,777	$106,148

Liabilities
Current liabilities
Due to broker	$3,251	$—
Distributions payable	403	403
Accounts payable and accrued expenses	683	1,585
Due to affiliate (Note 5)	571	562
Management and incentive fees payable (Note 5)	366	426
Income taxes payable	39	24
Repurchase agreement	14,689	19,592
Short-term debt, net of debt issuance cost of $0 and $215, respectively	—	35,785
Total current liabilities	20,002	58,377
Long-term debt, net of debt issuance costs of $134 and $0, respectively	28,866	—
Total liabilities	48,868	58,377
Commitments and contingencies (Note 7)
Net assets
Common stock, $.001 par value, 250,000,000 shares authorized; 20,172,392 and 20,172,392 shares issued and outstanding, respectively	20	20
Paid-in capital in excess of par	211,907	234,553
Distributable earnings (loss)(1)	(176,018)	(186,802)
Total net assets	35,909	47,771
Total liabilities and net assets	$84,777	$106,148
Net asset value per share	$1.78	$2.37
 (1) See Note 2. Significant Accounting Policies.
(See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the year ended December 31,
	2018	2017	2016
Investment income:
Interest income:
Affiliate investments	$43	$444	$1,903
Payment-in-kind from affiliate investments	2,722	3,476	1,020
Non-affiliate investments	5,458	6,278	10,444
Payment-in-kind from non-affiliate investments	—	—	15
Dividend income:
Payment-in-kind from non-affiliate investments	—	—	4,008
Money market interest	202	—	—
Other income	43	74	498
Total investment income	8,468	10,272	17,888
Operating expenses:
Interest expense and bank fees	2,984	3,926	3,819
Management fees (Note 5)	1,547	1,932	2,939
Incentive fees (Note 5)	—	89	281
Costs related to strategic alternatives review	75	—	—
Professional fees	1,444	1,679	2,442
Other general and administrative expenses	1,465	1,440	1,652
Directors' fees	245	245	245
Total operating expenses	7,760	9,311	11,378
Waived incentive fees (Note 5)	—	(89)	—
Net operating expenses	7,760	9,222	11,378
Income tax provision, net	37	22	7
Net investment income	671	1,028	6,503
Realized and unrealized gain (loss) on investments:
Net realized capital gain (loss) on investments
Control investments	—	—	(27,172)
Non-affiliate investments	(55,952)	(11,563)	223
Benefit (provision) for taxes	—	695	(62)
Total net realized capital loss on investments	(55,952)	(10,868)	(27,011)
Net unrealized appreciation (depreciation) on investments
Control investments	—	—	27,608
Affiliate investments	(18,673)	(2,510)	(2,820)
Non-affiliate investments	63,706	(18,758)	(29,726)
Total net unrealized appreciation (depreciation) on investments	$45,033	$(21,268)	$(4,938)
Net decrease in net assets resulting from operations	$(10,248)	$(31,108)	$(25,446)
Net decrease in net assets resulting from operations per common share	$(0.51)	$(1.54)	$(1.26)

Distributions declared per common share	$0.08	$0.08	$0.24
Weighted average shares outstanding - basic and diluted	20,172	20,172	20,172
(See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(in thousands, except per share data)

	For the year ended December 31,
	2018	2017	2016
Increase (decrease) in net assets from operations
Net investment income	$671	$1,028	$6,503
Net realized capital gain (loss) on investments	(55,952)	(10,868)	(27,011)
Net unrealized appreciation (depreciation) on investments	45,033	(21,268)	(4,938)
Net increase (decrease) in net assets resulting from operations	(10,248)	(31,108)	(25,446)
Distributions to common stockholders
Distributions from distributable earnings(1)	(1,322)	(469)	(4,841)
Return of capital	(292)	(1,145)	—
Net decrease in net assets from distributions	(1,614)	(1,614)	(4,841)
Net increase (decrease) in net assets	(11,862)	(32,722)	(30,287)
Net assets, beginning of year	47,771	80,493	110,780
Net assets, end of year	$35,909	$47,771	$80,493
Net asset value per common share at end of period	$1.78	$2.37	$3.99
Common shares outstanding at end of period	20,172	20,172	20,172
(1) See Note 2. Significant Accounting Policies.

(See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the year ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net decrease in net assets resulting from operations	$(10,248)	$(31,108)	$(25,446)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash provided by (used in) operating activities:
Payment-in-kind interest and dividend	(4,905)	(4,128)	(5,432)
Net amortization of premiums, discounts and fees	(396)	(204)	(472)
Net realized capital loss on investments	55,952	11,563	26,949
Net unrealized (appreciation) depreciation on investments	(45,033)	21,268	4,938
Purchase of investments in portfolio securities	(27,498)	(21,941)	(7,091)
Proceeds from redemption of investments in portfolio securities	21,565	33,517	50,813
Proceeds from (fundings of) revolving loans, net	(359)	—	—
Purchase of investments in U.S. Treasury Bills	(67,000)	(140,000)	(130,000)
Proceeds from redemption of investments in U.S. Treasury Bills	72,005	160,003	125,000
Amortization of debt issuance costs on Credit Facility	255	1,172	362
Effects of changes in operating assets and liabilities:
Accounts receivable and other current assets	(500)	33	484
Interest receivable	408	681	935
Other prepaid assets	2	(4)	434
Payables and accrued expenses	(948)	(627)	(867)
Deferred tax asset	316	(632)	—
Due to broker	3,251	—	(5,226)
Due to affiliate	9	342	(1)
Net cash provided by (used in) operating activities	(3,124)	29,935	35,380
Cash flows from financing activities:
Borrowings under revolving credit facilities	—	—	49,000
Borrowings under repurchase agreement	65,631	137,185	127,400
Debt issuance costs paid	(174)	—	(1,749)
Repayments on credit facilities	(7,000)	(4,500)	(80,500)
Repayments on repurchase agreement	(70,534)	(156,793)	(122,500)
Distributions to stockholders	(1,614)	(2,421)	(6,052)
Net cash provided by (used in) financing activities	(13,691)	(26,529)	(34,401)
Net increase (decrease) in cash and cash equivalents	(16,815)	3,406	979
Cash and cash equivalents, beginning of period	19,939	16,533	15,554
Cash and cash equivalents, end of period	$3,124	$19,939	$16,533

Supplemental Disclosures:
Cash paid for interest	$2,496	$2,665	$2,854
Net cash paid (received) for taxes (refunds)	$23	$(67)	$150

(See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2018
(in thousands, except share amounts and percentages)

Portfolio Company	Industry Segment	Investment(1)	Principal	Cost	Fair Value

Affiliate Investments - (5% to 25% owned)
OCI Holdings, LLC	Home Health Services	Subordinated Note (LIBOR+ 12.0% cash with a 1.0% floor plus 3.0% PIK), 21.51%, due 8/31/2019(2)(6)(11)	$25,711	$23,528	$2,271
OCI Holdings, LLC	Home Health Services	100% of Class A Units in OHA/OCI Investments, LLC representing 20.8% diluted ownership of OCI Holdings, LLC(2)(8)		2,500	—
Subtotal Affiliate Investments - (5% to 25% owned)				$26,028	$2,271

Non-affiliate Investments - (Less than 5% owned)
Equinox Holdings, Inc.	Leisure Goods, Activities, Movies	Second Lien Term Loan (LIBOR+7.0% with a 1.0% floor), 9.52%, due 9/6/2024(3)	$7,000	$6,957	$7,018
PAE Holding Corporation	Aerospace and Defense	Second Lien Term Loan (LIBOR+9.50% with a 1.0% floor), 12.12%, due 10/20/2023(3)	6,888	6,749	6,785
Ministry Brands, LLC	Business Services	Second Lien Term Loan (LIBOR+8.00% with a 1.0% floor), 10.52%, due 6/2/2023(2)	6,000	5,945	5,880
Avantor Performance Materials, Inc.	Chemicals	Senior Unsecured Notes, 9.0%, due 10/1/2025(3)	5,000	5,000	5,000
ATP Oil & Gas Corporation/Bennu Oil & Gas, LLC	Oil & Natural Gas Production and Development	Limited Term Royalty Interest (notional rate of 13.2%)(2)(7)(11)	—	26,450	4,778
CVS Holdings I, LP (MyEyeDr)	Retail	Second Lien Term Loan (LIBOR+6.75% with a 1.0% floor), 9.28%, due 2/6/2026(3)	5,000	4,977	4,725
PowerSchool	Business Services	Second Lien Term Loan (LIBOR+6.75%), 9.13%, due 8/01/2026(3)	3,800	3,763	3,762
WASH Multifamily Acquisition, Inc.	Industrials - Laundry Equipment	Second Lien Term Loan (LIBOR+7.0% with a 1.0% floor), 9.52%, due 5/14/2023(3)	3,404	3,388	3,293
Sedgwick	Healthcare	Unsecured Term Loan, 9.0%, due 12/31/2026(3)	3,300	3,251	3,251
DexKo Global, Inc.	Automotive	Second Lien Term Loan (LIBOR+8.25% with a 1.0% floor), 11.05%, due 7/24/2025(3)	3,000	2,979	3,000
TIBCO Software, Inc.	Software	Senior Unsecured Notes, 11.38%, due 12/1/2021(3)	2,100	1,995	2,200

OHA INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - Continued
December 31, 2018
(in thousands, except share amounts and percentages)

Portfolio Company	Industry Segment	Investment(1)	Principal	Cost	Fair Value

Non-affiliate Investments - (Less than 5% owned) - Continued
Hayward Industries, Inc.	Consumer Goods	Second Lien Term Loan (LIBOR+8.25%), 10.77%, due 8/4/2025(3)	$2,159	$2,163	$2,127
CentralSquare Technologies	Software	Second Lien Term Loan (LIBOR+7.50%), 10.02%, due 8/31/2026(3)	2,000	1,950	2,000
Ensono	Telecommunications	Second Lien Term Loan (LIBOR+9.25%), 11.77%, due 6/27/2026(3)	1,700	1,635	1,653
MWI Industries (Helix Acquisition)	Industrials	Second Lien Term Loan (LIBOR+8.00%), 10.8%, due 9/29/2025(3)	1,400	1,388	1,379
Allied Universal Holdco, LLC	Business Services	Second Lien Term Loan (LIBOR+8.50% with a 1.0% floor), 11.02%, due 7/28/2023(3)	1,250	1,250	1,191
Vertafore, Inc.	Business Services	Second Lien Term Loan (LIBOR+7.25%), 10.05%, due 7/2/2026(3)	900	891	865
Safe Fleet Holdings, LLC	Industrials	Second Lien Term Loan (LIBOR+6.75% with a 1.0% floor), 9.13%, due 2/1/2026(3)	700	697	665
Coinamatic Canada, Inc.(5)	Industrials - Laundry Equipment	Second Lien Term Loan (LIBOR+7.0% with a 1.0% floor), 9.52%, due 5/14/2023(3)	596	593	577
Ardonagh(5)	Insurance	Senior Secured Notes, 8.625%, due 7/15/2023(3)	600	541	513
MedRisk, LLC	Healthcare	Second Lien Term Loan (LIBOR+6.75%), 9.27%, due 12/28/2025(3)	500	498	491
ClearChoice (CC Dental Implants Intermediate)	Healthcare	First Lien Term Loan (Last Out) (LIBOR+6.50% with a 1.0% floor), 9.13%, due 1/2/2023(2)(10)	500	496	487
FirstLight Fiber	Telecommunications	Second Lien Term Loan (LIBOR+7.50%), 10.02%, due 7/23/2026(3)	400	396	393
NAVEX	Software	Second Lien Term Loan (LIBOR+7.00%), 9.53%, due 9/5/2026(3)	400	396	386
ClearChoice (CC Dental Implants Intermediate)	Healthcare	First Lien Revolver (Last Out) (Funded: Libor+6.50% with a 1.0% floor), 9.29%, due 1/2/2023(2)(9)(10)	375	361	336
EaglePicher Technologies, LLC	Aerospace and Defense	Second Lien Term Loan (LIBOR+7.25%), 9.77%, due 3/9/2026(3)	300	298	294

OHA INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - Continued
December 31, 2018
(in thousands, except share amounts and percentages)

Portfolio Company	Industry Segment	Investment(1)	Principal	Cost	Fair Value

Non-affiliate Investments - (Less than 5% owned) - Continued
Edelman Financial Services, LLC	Financial Services	Second Lien Term Loan (LIBOR+6.75%), 9.19%, due 7/20/2026(3)	300	299	286
Subtotal Non-affiliate Investments - (Less than 5% owned)				$85,306	$63,335
Subtotal Portfolio Investments (81.4% of total investments)				$111,334	$65,606

GOVERNMENT SECURITIES
U.S. Treasury Bills(4)			$15,000	$14,989	$14,989
Subtotal Government Securities (18.6% of total investments)				$14,989	$14,989

TOTAL INVESTMENTS				$126,323	$80,595

NOTES TO CONSOLIDATED SCHEDULE OF INVESTMENTS

(1)
We pledged all of our portfolio investments, except our investments in U.S. Treasury Bills, as collateral for obligations under our Credit Facility. See Note 3 of Notes to Consolidated Financial Statements. Percentages represent interest rates in effect as of December 31, 2018, and due dates represent the contractual maturity dates. Common stock and units are non-income producing securities, unless otherwise stated.

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

(5)
We have determined that this investment is not a “qualifying asset” under Section 55(a) of the Investment Company Act of 1940, or the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. We monitor the status of these assets on an ongoing basis. As of December 31, 2018, 1.4% of our investment portfolio was deemed not to be "qualifying assets" under Section 55(a) of the 1940 Act.

(6)
During the fourth quarter of 2016, we executed a series of amendments to our note purchase and security agreement with OCI Holdings, LLC, or OCI, to allow the company to PIK its Libor+12% cash interest for November and December 2016. Also, default interest of $0.1 million and current unpaid interest of $0.4 million was added to the principal balance in the fourth quarter 2016. OCI remains in financial covenant default. During 2017, we executed a number of amendments to our note purchase and security agreement with OCI that allows the company to continue to PIK its Libor+12% cash interest during 2017. Through June 30, 2018, we have allowed the company to continue to PIK its 12% cash interest while paying the 2% default interest in cash. In June 2018, we executed an amendment to our note purchase and security agreement with OCI to extend its maturity date to August 31, 2019. In September 2018, we executed an amendment to our note purchase and security agreement whereby we exchanged $217,625 of cash default interest previously paid to us by the company in 2018 for PIK interest, which was added to the principal outstanding balance of the note, on and as of the date the default interest payment was originally made. This amendment also allows the company to PIK its default interest through December 31, 2018. Beginning in the 4th quarter of 2018, OCI subordinated note was placed on non-accrual status.

OHA INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - Continued
December 31, 2018
(in thousands, except share amounts and percentages)

NOTES TO CONSOLIDATED SCHEDULE OF INVESTMENTS - Continued

(7)
Effective April 1, 2018, we discontinued income recognition on this investment and it remains on non-accrual status. All production payments received after April 1, 2018 are being applied to our cost basis and and considered return of capital. Previously, ATP was on nonaccrual status where income was recognized to the extent production payments were received. For more information on ATP, refer to the discussion of the ATP litigation in Note 7 to the Consolidated Financial Statements.

(8)	Non-income producing equity security.

(9)
Represents a revolving line of credit of which $1.2 million of the $1.6 million total commitment is unfunded at December 31, 2018. The revolving line of credit includes a 0.75% unused fee applied to the unfunded amount.

(10)	Investment is entitled to skim interest which results in a higher interest rate spread of approximately 28 basis points.

(11)	Investment on non-accrual status and therefore non-income producing.

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

NOTES TO CONSOLIDATED SCHEDULE OF INVESTMENTS - Continued

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
December 31, 2018

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
December 31, 2018

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

•
Third Party Valuation Activity. We may, at our discretion, retain an independent valuation firm to review any or all of the valuation analyses and fair value recommendations provided by the investment team of our investment advisor. Since December 31, 2014, our general practice is that we have an independent valuation firm review all Level 3 investments (those whose value is determined using significant unobservable inputs) with recommended fair values in excess of $10 million on a quarterly basis, and review all Level 3 investments with recommended fair values greater than zero at least annually to provide positive assurance on our valuations. With respect to our valuations as of December 31, 2018 and 2017, an independent valuation firm reviewed and assisted in valuations representing 21% and 28%, respectively, of the total fair value of our portfolio investments.

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

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2018

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

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2018

Payment-in-Kind Interest and Dividends
We have investments in our portfolio that contain payment-in-kind, or PIK, interest or dividend provisions. We compute PIK interest income or PIK dividend income at the contractual rate specified in each investment agreement, and we add that amount to the principal balance of the investment. For investments with PIK interest or PIK dividends, we calculate our income accruals on the principal balance plus any PIK amounts. If the portfolio company’s projected cash flows, further supported by estimated total enterprise value, are not sufficient to cover the contractual principal and interest or dividend amounts, as applicable, we do not accrue PIK interest income or PIK dividend income on the investment. To maintain our RIC status, we must pay out this non-cash income to stockholders in the form of distributions, even though we have not yet collected the cash. We recorded net PIK interest income of $2.7 million, $3.5 million, and $1.0 million in 2018, 2017 and 2016, respectively primarily related to our investment in OCI's subordinated notes. Beginning in October 2018, we discontinued recognizing any PIK interest income on our investment in OCI's subordinated notes from a tax and GAAP perspective. We recorded PIK dividend income of $0.0 million, $0.7 million, and $4.4 million in 2018, 2017, and 2016, respectively from our investment in Castex.
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
Fee Income Recognition
Fees primarily include financial advisory, transaction structuring, loan administration, commitment, amendment and prepayment fees. Financial advisory fees represent amounts received for providing advice and analysis to companies, and we recognize these fees as earned when we perform such services, provided collection is probable. Transaction structuring fees, which are non-recurring represent amounts received for structuring, financing and executing transactions and are generally payable only if the transaction closes. We defer such fees and accrete them into interest income over the life of the loan using the effective interest method. Commitment fees represent amounts received for committed funding and are generally payable whether the transaction closes or not. We defer commitment fees on transactions that close within the commitment period and accrete these fees into interest income over the life of the loan using the effective interest method. We record commitment fees on transactions that do not close in the month the commitment period expires. We recognize prepayment and loan administration fees when we receive them. During the years ended December 31, 2018, 2017, and 2016 we recorded the following amounts of fee income (in thousands):

	2018	2017	2016
Prepayment, amendment and loan administration fees	$43	$74	$498
Commitment fees and discounts accreted and premiums amortized into interest income	397	367	472
Total fee income	$440	$441	$970

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

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2018

Declaration Date	Per Share Amount	Record Date	Payment Date
March 14, 2017	$0.02	March 31, 2017	April 7, 2017
June 16, 2017	0.02	June 30, 2017	July 10, 2017
September 18, 2017	0.02	September 30, 2017	October 9, 2017
December 12, 2017	0.02	December 31, 2017	January 9, 2018
March 14, 2018	0.02	March 31, 2018	April 9, 2018
May 8, 2018	0.02	June 30, 2018	July 9, 2018
September 13, 2018	0.02	September 30, 2018	October 9, 2018
December 12, 2018	0.02	December 31, 2018	January 9, 2019

We determine the tax characteristics of our dividend distributions as of the end of the fiscal year, based on the taxable income for the full year and distributions paid during the year. Taxable income available for distribution differs from consolidated net investment income under GAAP due to (i) temporary and permanent differences in income and expense recognition, (ii) capital gains and losses, (iii) activity at taxable subsidiaries, and (iv) the timing and period of recognition regarding dividends declared in December of one year and paid in January of the following year. The tax characteristics of distributions paid in 2018 represented $1.3 million from ordinary income, $0.3 million from return of capital and none from capital gains. For tax purposes, 100% of the $0.4 million dividend declared in December 2018 and paid on January 9, 2019 will be applied to 2019. For tax purposes, 100% of the $0.4 million dividend paid on January 9, 2018 was applied to 2018 taxable income.
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
The table below summarizes recent participation in our dividend reinvestment plan (in thousands, except percentages, shares and price per share):

Dividend	Participating Shares	Percentage of Outstanding Shares	Total Distribution	Cash Dividends	Common Stock Dividends
					Purchased in Open Market	Price per Share
March 2017	115,000	0.5%	$403	$401	$2	$1.63
June 2017	111,000	0.5%	403	401	2	1.32
September 2017	107,000	0.5%	403	401	2	1.33
December 2017	89,000	0.4%	403	401	2	1.20
March 2018	93,000	0.4%	403	401	2	1.47
June 2018	127,000	0.6%	403	401	2	1.62
September 2018	125,000	0.6%	403	401	2	1.57
December 2018	97,000	0.4%	403	401	2	1.29

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2018

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
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09 - Revenue from Contracts with Customers ("ASU 2014-09"). This guidance in this ASU supersedes the revenue recognition requirements in Revenue Recognition ("Topic 605"). Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 31, 2017, including interim periods within that period. The application of this guidance did not have a material impact on our consolidated financial statements.
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
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement, which modifies disclosure requirements pertaining to fair value measurement of Level 3 securities for public companies. Under the new standard, reporting entities can remove the disclosures no longer required and amend the disclosures immediately with retrospective application. The effective date for the additional disclosures for all public and nonpublic companies is for fiscal years, and interim periods within those years, beginning after December 15, 2019. An entity is permitted to early adopt any removed or modified disclosures immediately and delay adoption of the additional disclosures until their effective date. The Company has elected to early adopt ASU 2018-13 in the current annual period. No significant changes were made to the Company’s fair value disclosures in the Notes to the Consolidated Financial Statements in order to comply with ASU 2018-13.
Securities Exchange Commission ("SEC") Disclosure Update and Simplification: In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification (the "SEC Release"), amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. The amendments are intended to facilitate the disclosure of information to investors and simplify compliance. The final rule is effective for all filings on or after November 5, 2018, therefore, the Company adopted the SEC Release in the current annual period. The SEC Release requires presentation changes to the Company's Consolidated Statements of Financial Condition and Consolidated Statements of Changes in Net Assets. Prior to adoption, the Company presented, in accordance with previous SEC rules, distributable earnings on the Consolidated Statements of Financial Condition, as three components: 1) undistributed net investment income; 2) net unrealized appreciation (depreciation) on investments and secured borrowings; and 3) net realized gain (loss) on investments and presented distributions from distributable earnings on the Consolidated Statements of Changes in Net Assets as two components: 1) distributions from net investment income; and 2) distributions from realized gain. In accordance with the SEC Release, distributable earnings and distributions from distributable earnings are shown in total on the Consolidated Statements of Financial Condition and Consolidated Statements of Changes in Net Assets, respectively. The changes in

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2018

presentation have been retrospectively applied to the Consolidated Statement of Financial Condition as of December 31, 2017 and to the Consolidated Statements of Changes in Net Assets for the years ended December 31, 2017 and 2016. The following tables provide reconciliations of retrospective changes applied to prior periods.
Consolidated Statement of Financial Condition - The table below provides a reconciliation for previously disclosed components of distributable earnings on the Consolidated Statement of Financial Condition as of December 31, 2017 to total distributable earnings as of December 31, 2017 as disclosed in the current filing.

December 31, 2017
Undistributed net investment income (loss)	$(2,113)
Net unrealized appreciation (depreciation) on investments	(87,646)
Net realized gain (loss) on investments	(97,043)
Distributable earnings (loss)	$(186,802)

Consolidated Statements of Changes in Net Assets - Below is a reconciliation representing previously disclosed distributions from net investment income and realized gain for the years ended December 31, 2017 and 2016 to distributions from distributable earnings as disclosed in the current filing.

	Years ended December 31,
	2017	2016
Distribution to stockholders:
Distributions from net investment income	$(469)	$(4,841)
Distribution from realized gains	—	—
Distribution from distributable earnings	$(469)	$(4,841)

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

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2018

As of December 31, 2018, the total amount outstanding under the Credit Facility was $29.0 million with $7.0 million available to draw. The total amount outstanding on the Credit Facility is shown net of unamortized debt issuance costs of $0.1 million on our Consolidated Balance Sheet as of December 31, 2018. Substantially all of our assets, except our investments in U.S. Treasury Bills, are pledged as collateral for the obligations under the Credit Facility. The Credit Facility bears an interest rate of Adjusted LIBOR plus 4.95% for Eurodollar Loans, subject to a 1% LIBOR floor, and Base Rate plus 3.95% for Base Rate Loans. As of December 31, 2018 the interest rate on our outstanding balance of $29.0 million was 7.3%.
The Credit Facility contains affirmative and reporting covenants and certain financial ratio and restrictive covenants. We have complied with these covenants from the date of the Credit Agreement through December 31, 2018, and had no existing defaults or events of default under the Credit Facility. The financial covenants, with terms as defined in the Credit Agreement, are:

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

Repurchase Agreements
At the end of each quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which includes purchasing U.S. Treasury Bills, by utilizing repurchase agreements on a temporary basis. On December 21, 2018, we purchased $15.0 million of U.S. Treasury Bills and contemporaneously entered into a $14.7 million repurchase arrangement with a global financial institution to finance such purchase. Under the repurchase arrangement, we transferred $15.0 million of U.S. Treasury Bills and $0.3 million of cash as collateral under the repurchase agreement. We repaid the $14.7 million borrowed under the repurchase agreement, and was returned the $0.3 million cash collateral, net of a $14.0 thousand financing fee, upon maturity of the U.S. Treasury Bills on January 2, 2019. We account for the transfer of the U.S. Treasury Bills under the repurchase agreement as a secured borrowing in accordance with GAAP. As a result, the U.S. Treasury Bills are recorded on our books as investments in U.S. Treasury Bills, and the amount outstanding under the repurchase agreement is recorded as a current liability December 31, 2018.
On December 26, 2017, we purchased $20.0 million of U.S. Treasury Bills and contemporaneously entered into a $19.6 million repurchase arrangement with a global financial institution to finance such purchase. Under the repurchase arrangement, we transferred $20.0 million of U.S. Treasury Bills and $0.4 million of cash as collateral under the repurchase agreement. We repaid the amount borrowed under the repurchase agreement, and was returned the $0.4 million cash collateral, net of a $7.8 thousand financing fee, upon maturity of the U.S. Treasury Bills on January 4, 2018. We account for the transfer of the U.S. Treasury Bills under the repurchase agreement as a secured borrowing in accordance with GAAP. As a result, the U.S. Treasury Bills are recorded on our books as investments in U.S. Treasury Bills, and the amount outstanding under the repurchase agreement is recorded as a current liability at December 31, 2017.
Our average amount of debt outstanding during 2018 was $33.8 million and the average interest rate was 7.2%. During the years ended December 31, 2018, 2017 and 2016, interest expense and bank fees included the following (in thousands):

	2018	2017	2016
Interest expense on borrowed amounts	$2,496	$2,664	$2,816
Commitment fees on unborrowed amounts	11	56	39
Amortization of deferred loan and debt issuance costs	435	1,172	928
Bank service charges	42	34	36
Interest expense and bank fees	$2,984	$3,926	$3,819

Note 4: Common Stock
During the years ended December 31, 2018 and December 31, 2017 there were no share repurchases.
Under the Credit Facility, we are prohibited from repurchasing shares of our common stock.

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2018

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
Base Management Fee: The base management fee is paid quarterly in arrears, and is calculated by multiplying the average value of our total assets (excluding cash, cash equivalents and U.S. Treasury Bills that are purchased with borrowed funds solely for the purpose of satisfying quarter-end diversification requirements related to our election to be taxed as a RIC under the Code), as of the end of the two immediately prior fiscal quarters, by a rate of 1.75% per annum, with a 0.25% reduction in this 1.75% annual rate for the first year following September 30, 2014. For the years ended December 31, 2018 and December 31, 2017, we incurred $1.5 million and $1.9 million in base management fees, respectively.
Incentive Fee: The incentive fee consists of two parts. The first part, the investment income incentive fee, is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the fiscal quarter for which the fee is being calculated. Pre-incentive fee net investment income means interest income, dividend income, royalty payments, net profits interest payments, and any other income (including any other fees, such as commitment, origination, syndication, structuring, diligence, monitoring and consulting fees or other fees that we receive from portfolio companies) accrued during the fiscal quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement, and any interest expense and distributions paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income that we have not yet received in cash. Accordingly, we may pay an incentive fee based partly on accrued investment income, the collection of which is uncertain or deferred. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses, or unrealized capital appreciation or depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets (defined as total assets less liabilities at the end of the immediately preceding fiscal quarter) is compared to a “hurdle rate” of 1.75% per quarter (7% annualized). OHA receives no incentive fee for any fiscal quarter in which our pre-incentive fee net investment income does not exceed the hurdle rate. OHA receives an incentive fee equal to 100% of our pre-incentive fee net investment income for any fiscal quarter in which our pre-incentive fee net investment income exceeds the hurdle rate but is less than 2.1875% (8.75% annualized) of net assets (also referred to as the “catch up” provision) plus 20% of our pre-incentive fee net investment income for such fiscal quarter greater than 2.1875% (8.75% annualized) of net assets. For the years ended December 31, 2018 and December 31, 2017 we did not incur any investment income incentive fees. For the year ended December 31, 2016 we incurred $0.3 million in investment income incentive fees, respectively.
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
On November 10, 2017, we entered into an Incentive Fee Waiver Agreement with OHA whereby OHA agreed to waive any incentive fees earned relating to fiscal years 2017 and 2018. Under the Incentive Fee Waiver Agreement, any capitalized gains fees that would have been earned and accrued during 2017 and 2018, which under the Investment Advisory Agreement would not have been paid until 2018 and 2019, respectively, will be waived. For the year ended December 31, 2018 there were no capital gains incentive fees that would have been earned. For the year ended December 31, 2017, OHA waived $89,000 of capital gains incentive fee that would have been earned in 2017 and paid in 2018.
The Investment Advisory Agreement may be terminated at any time, without the payment of any penalty, by a vote of our Board of Directors or a vote of the holders of at least a majority of our outstanding voting securities (within the meaning of the

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2018

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
 We owed $0.6 million and $0.6 million to OHA under the Administration Agreement as of December 31, 2018 and December 31, 2017, respectively, for expenses incurred on our behalf for the final month of the respective quarterly period. We include these amounts in accounts payable and accrued expenses on our Consolidated Balance Sheets.

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

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2018

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
Tax years 2014 through 2017 with respect to the Company and our Taxable Subsidiaries are open to future IRS examination. Our Taxable Subsidiaries have federal net operating loss carryforwards of $87.9 million that expire in various years through 2037. Federal and state laws impose limitations on the utilization of capital losses and NOLs in the event of an "ownership" change for tax purposes, as defined by Sections 382 and 383 of the Internal Revenue Code. An ownership change at either the RIC entity or Taxable Subsidiary level, if one were to occur, would limit our ability to use pre-ownership change NOLs to offset post-ownership change taxable income. An ownership change would also limit our ability to use pre-ownership change capital losses to offset post-ownership change capital gains.
Deferred income tax expense (benefit) results from temporary differences in the recognition of income and expenses for financial reporting purposes and for income tax purposes. The significant components of the income tax effects of these temporary differences, representing deferred income tax assets and liabilities are as follows (in thousands):

	December 31,
	2018	2017
Deferred tax assets
Net operating loss carryforwards	$18,455	$8,429
Unrealized losses, net	35	12,339
AMT credit carryforward	316	632
Capital loss carryforward	3,912	180
Total gross deferred tax assets	22,718	21,580
Less valuation allowance	(21,751)	(20,459)
Net deferred tax assets	967	1,121
Deferred tax liabilities
Investment in partnerships-Federal	(651)	(489)
Unrealized gains, net	—	—
Total gross deferred tax liabilities	(651)	(489)
Net deferred tax assets (liabilities)	$316	$632

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2018

Federal and state income tax provisions (benefits) on net investment income, capital gains (losses) and unrealized appreciation (depreciation) on investments are as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Current:
U.S. federal – capital (AMT)	$—	$—	$62
U.S. federal - capital loss on investment	(316)	(62)	—
State – net investment income	15	22	7
	$(301)	$(40)	$69
Deferred:
U.S federal - realized loss on investment	$316	$(632)	$—
U.S. federal – unrealized	—	—	—
	$316	$(632)	$—

Total	$15	$(672)	$69
Actual income tax expense differs from income tax expense computed by applying the U.S. federal statutory corporate rate of 21% to net investment income before provision for income taxes. These differences and the differences between the statutory federal tax rate and the effective income tax rate were as follows (in thousands, except percentages):

	Year Ended December 31,
	2018		2017		2016
Net income (loss) before taxes	$(4,206)		$(31,775)		$(25,376)
Provision (benefit) at the statutory rate	(883)	21%	(10,803)	34%	(8,628)	34%
Increase (decrease) in provision resulting from:
RIC loss (income) not subject to income taxes	816	(19)%	(1,809)	6%	3,335	(13)%
State income taxes	15	—%	22	—%	7	—%
Return to provision	—	—	(1,023)	3%	—	—%
Effect of rate change	—	—%	12,239	(39)%	—	—%
Valuation allowance	84	(2)%	714	(2)%	5,361	(21)%
Other	(17)	—%	(12)	—%	(6)	—%
Total income tax provision (benefit), net	$15	—%	$(672)	2%	$69	—%
Effective tax rate		—%		2%		—%

Note 7: Commitments and Contingencies
As of December 31, 2018, we had investments in 26 active portfolio companies totaling $111.3 million. Of these 26 active portfolio companies, the Company had already funded investments in the amount of $108.1 million and there were outstanding unfunded commitments of $1.2 million related to our investment in ClearChoice revolving credit facility, $1.1 million related to an investment we committed to in December of 2018, and $3.3 million due to broker for unsettled trades. As of December 31, 2017, we had investments in 14 active portfolio companies totaling $155.7 million. Of these 14 active portfolio companies, the Company had already funded investments in the amount of $155.7 million and there were no remaining outstanding unfunded commitments.
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

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2018

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
ATP Litigation.This matter is now concluded in our favor. As discussed extensively in prior reports, we filed a lawsuit against ATP Oil & Gas Corporation styled: OHA Investment Corporation v. ATP Oil and Gas Corporation, Adv. Proc. No. 10-03443, in the U.S. Bankruptcy Court for the Southern District of Texas. The claims asserted by the service companies or Statutory Lien Claimants were resolved in OHAI's favor by the United States Court of Appeals for the Fifth Circuit. The deadline for the Statutory Lien Claimants to file a petition for certiorari with the United States Supreme Court was September 4, 2018. No appeal was filed. Accordingly, we consider the matter concluded and the Fifth Circuit's decision final.
Status of Investment. As of December 31, 2018, our unrecovered investment was $39.7 million, and we had received aggregate royalty payments of $39.2 million since the date of ATP’s bankruptcy filing. As of December 31, 2018, we had incurred legal and consulting fees totaling $6.5 million in connection with the enforcement of our rights under the ORRIs. On various occasions, we have provided notice that such legal expenses will be added to our unrecovered investment balance to the extent they are not reimbursed. To date, we have not received any payments on account of legal expenses aside from our receipt of regular monthly production payments. As a result, we add our legal expenses to the unrecovered investment balance in accordance with our transaction documents. As of December 31, 2018, $5.4 million of the $6.5 million in legal and consulting fees have been added to, and are thus included in the unrecovered investment balance under the terms of our transaction documents. No legal expenses have been added to our unrecovered investment balance during the year ended December 31, 2018. Please see our discussion regarding the history of the asset purchase by Bennu Oil & Gas LLC from ATP, and the Bennu Chapter 7 bankruptcy, in the Notes to our December 31, 2017 Consolidated Financial Statements. Production recommenced on the MC941 and MC 942 wells in April 2018. Previously, these wells ceased production in November 2016 as a result of the Bennu Chapter 7 bankruptcy. In August 2017, the bankruptcy court authorized the sale of certain assets including MC 941 and MC 942 to Equinor, formerly known as StatOil USA E&P, Inc. Equinor recommenced production on these wells in April 2018. Equinor disputes that legal fees are eligible to be included in our unrecovered investment balance, but given that current production is not expected to be sufficient to pay the primary sum and notional interest accruing (which Equinor does not dispute), this legal fee issue is not ripe for debate and efforts are not currently ongoing to resolve it. We note that the fair value of our investment in ATP ORRI is $4.8 million as of December 31, 2018.
Through December 31, 2018, we received post-petition royalty payments from the Gomez properties and the Telemark properties in the amount of $8.3 million and $30.9 million, respectively.

Note 8: Dividends and Distributions
We declared dividends for the years ended December 31, 2018 and December 31, 2017 totaling $1.6 million, or $0.08 per share, and $1.6 million, or $0.08 per share, respectively. The tax characteristics of deemed distributions for 2018 represented $1.3 million from ordinary income, $0.3 million from return of capital and none from capital gains. The tax characteristics of deemed distributions in 2017 represented $1.2 million from ordinary income, $1.1 million from return of capital and none from capital gains. For tax purposes, 100% of the $0.4 million distribution paid on January 9, 2019 was deemed to be distributed in

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2018

2019. Also, 100% of the $0.4 million distribution paid on January 9, 2018 was deemed to be distributed in 2018 for tax purposes.
The following table summarizes the differences between financial statement net increase in net assets resulting from operations and taxable income available for distribution to stockholders for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2018	2017	2016
Net increase (decrease) in net assets resulting from operations	$(10,248)	$(31,108)	$(25,446)
Adjustments:
Net change in unrealized (appreciation) depreciation, net of income tax (benefit) provision	(45,033)	21,268	4,938
Net revenue, income and expenses from Taxable Subsidiaries	(37)	276	(328)
Realized (gain) loss of Taxable Subsidiaries	—	—	6,626
Realized (gain) loss offset by capital loss carryforwards	55,952	10,869	20,385
Defaulted loan interest	828	—	196
Costs related to strategic alternatives review	(179)	(179)	(542)
Income from investment in Passive Foreign Investment Company	—	—	—
State taxes, tax penalty, interest and fees	37	22	(19)
Income tax (benefit) provision	—	—	3
Other	2	6	1
Taxable income available for distribution to stockholders	1,322	1,154	5,814
Less:
Dividends declared	1,614	1,614	4,841
Dividends payable at prior year end	403	1,210	2,421
Dividends payable at current year end	(403)	(403)	(1,210)
Current year IRC Section 852(b)(7) dividend payable	—	—	121
Prior year IRC Section 852(b)(7) dividend payable	—	(121)	(359)
Current year deemed distributions	1,614	2,300	5,814
Over distribution	$(292)	$(1,146)	$—

As of December 31, 2018, the components of net assets (excluding paid in capital) on a tax basis consisted of net unrealized depreciation on portfolio investments of $43.9 million and other temporary differences of $2.8 million. As of December 31, 2018, we had long-term and short-term capital loss carryforwards of $128.2 million and $1.2 million, respectively, which do not expire. In addition, we have a $22.4 million remaining capital loss carryforward balance generated in the year ended December 31, 2010, that expired in 2018, for a total remaining capital loss carryforward of $129.4 million at December 31, 2018. At December 31, 2018, the aggregate cost of total portfolio investments for federal income tax purposes was $124.5 million, resulting in gross unrealized appreciation of $0.4 million and gross unrealized depreciation of $44.3 million. The difference between cost of investments for book and tax amounts for federal income tax purposes was due primarily to timing differences in recognizing certain gains and losses on investment transactions.
Note 9: Reclassifications
GAAP requires adjustments to certain components of net assets to reflect permanent differences between financial and tax reporting. These reclassifications have no effect on total net assets or net asset value per share. These reclassifications are primarily due to non-deductible meal expenses, and expired capital loss carryforwards. The table below summarizes the reclassifications from undistributed net investment income (loss), undistributed net realized capital gain (loss), and paid-in capital in excess of par for the years ended December 31, 2018, 2017, and 2016 (in thousands):

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2018

Year	Undistributed Net Investment Income (Loss)	Undistributed Net Realized Capital Gain (Loss)	Paid-in Capital in Excess of Par
2018	$2	$22,351	$(22,353)
2017	201	(196)	(5)
2016	1,413	4,869	(6,282)

Note 10: Fair Value
Our investments consisted of the following as of December 31, 2018 and 2017:

	December 31, 2018				December 31, 2017
(Dollar amounts in thousands)	Cost	% of total	Fair Value	% of total	Cost	% of total	Fair Value	% of total

Portfolio investments
First lien secured debt	$496	0.4%	$487	0.6%	$—	—%	$—	—%
Revolving loan facility	361	0.3%	336	0.4%	—	—%	—	—%
Unsecured term loan	3,251	2.5%	3,251	4.0%	—	—%	—	—%
Second lien debt	47,212	37.4%	46,770	58.0%	29,748	16.9%	30,679	36.2%
Subordinated debt	31,064	24.6%	9,984	12.4%	39,265	22.4%	33,878	39.9%
Limited term royalties	26,450	20.9%	4,778	6.0%	27,845	15.8%	—	—%
Redeemable preferred units	—	—%	—	—%	56,315	32.1%	—	—%
CLO residual interests	—	—%	—	—%	19	—%	209	0.2%
Equity securities	2,500	2.0%	—	—%	2,500	1.4%	164	0.2%
Total portfolio investments	111,334	88.1%	65,606	81.4%	155,692	88.6%	64,930	76.5%
Government securities
U.S. Treasury Bills	14,989	11.9%	14,989	18.6%	19,994	11.4%	19,994	23.5%
Total investments	$126,323	100.0%	$80,595	100.0%	$175,686	100.0%	$84,924	100.0%

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

Fair value accounting classifies financial assets and liabilities in their entirety based on the lowest level of input that is significant to the estimated fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment that may affect the valuation of assets and liabilities and their placement within the fair value

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2018

hierarchy levels. We did not have any liabilities carried at fair value at December 31, 2018 or December 31, 2017. Amounts outstanding under our Credit Facility are carried at amortized cost in the Consolidated Balance Sheets. As of December 31, 2018, the estimated fair value of our Credit Facility approximated its carry value of $28.9 million. As of December 31, 2017, the fair value of our Credit Facility approximated its carry value of $35.8 million. The estimated fair value of the Credit Facility is determined by discounting projected remaining payments using market interest rates for borrowings of the Company.
During 2018 or 2017, there were no transfers between Levels 3, 2 or 1 categories. During 2018 and 2017, none of our investments in portfolio companies changed between the categories of Control Investments, Affiliate Investments and Non-Affiliate Investments.
The following tables set forth our financial assets by level within the fair value hierarchy that we accounted for at fair value as of December 31, 2018 and 2017 (in thousands):

December 31, 2018	Total	Level 1	Level 2	Level 3
Portfolio investments
Affiliate investments
Subordinated debt	$2,271	$—	$—	$2,271
Total affiliate investments	2,271	—	—	2,271
Non-affiliate investments
First lien secured debt	487	—	—	487
Second lien debt	46,770	—	40,890	5,880
Subordinated debt	7,713	—	7,713	—
Limited term royalties	4,778	—	—	4,778
Revolving loan facility	336	—	—	336
Unsecured term loan	3,251	—	3,251	—
Total non-affiliate investments	63,335	—	51,854	11,481
Total portfolio investments	65,606	—	51,854	13,752
Government securities
U.S. Treasury Bills	14,989	14,989	—	—
Total investments	$80,595	$14,989	$51,854	$13,752

December 31, 2017	Total	Level 1	Level 2	Level 3
Portfolio investments
Affiliate investments
Subordinated debt	$18,015	$—	$—	$18,015
Equity securities	164	—	—	164
Total affiliate investments	18,179	—	—	18,179
Non-affiliate investments
Second lien debt	30,679	—	30,679	—
Subordinated debt	15,863	—	15,863	—
CLO residual interests	209	—	—	209
Total non-affiliate investments	46,751	—	46,542	209
Total portfolio investments	64,930	—	46,542	18,388
Government securities
U.S. Treasury Bills	19,994	19,994	—	—
Total investments	$84,924	$19,994	$46,542	$18,388

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2018

The following table presents a roll-forward of the changes in fair value during the years ended December 31, 2018 and 2017 for all investments for which we determine fair value using unobservable (Level 3) factors (in thousands):

	First Lien Secured Debt and Limited Term Royalties	Revolving Loan Facility	Second Lien Debt	Subordinated Debt and Redeemable Preferred Units	Equity Securities	CLO Residual Interests	Total Investments
Fair value at December 31, 2016	$—	$—	$9,137	$49,340	$686	$1,773	$60,936
Total gains, (losses) and amortization:
Net realized gains (losses)	—	—	(12,659)	—	—	—	(12,659)
Net unrealized gains (losses)	—	—	12,739	(35,517)	(522)	(53)	(23,353)
Net amortization of premiums, discounts and fees	—	—	18	63	—	—	81
New investments, repayments and settlements, net:
New investments	—	—	—	—	—	—	—
Payment-in-kind	—	—	—	4,129	—	—	4,129
Repayments and settlements	—	—	(9,235)	—	—	(1,511)	(10,746)
Transfers into Level 3	—	—	—	—	—	—	—
Fair value at December 31, 2017	$—	$—	$—	$18,015	$164	$209	$18,388
Total gains, (losses) and amortization:
Net realized gains (losses)	—		—	(56,315)	—	—	(56,315)
Net unrealized gains (losses)	6,165	(26)	(65)	37,806	(164)	(190)	43,526
Net amortization of premiums, discounts and fees	(1,400)	(13)	(55)	(2,140)	—	(19)	(3,627)
New investments, repayments and settlements, net:
New investments	500	2,875	6,000	—	—	—	9,375
Payment-in-kind	—		—	4,905	—	—	4,905
Repayments and settlements	—	(2,500)	—	—	—	—	(2,500)
Transfers into Level 3	—		—	—	—	—	—
Fair value at December 31, 2018	$5,265	$336	$5,880	$2,271	$—	$—	$13,752
We present net unrealized gains (losses) on our Consolidated Statements of Operations as “Net unrealized appreciation (depreciation) on investments.”

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2018

The following table summarizes the significant unobservable inputs in the fair value measurements of our Level 3 investments by category of investment and valuation technique as of December 31, 2018 (fair value in thousands):

Type of Investment	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs	Weighted Average

Non-Energy Investments:
First lien debt	$487	Private transaction comparables	Market yield	9.0% - 10.0%	9.5%

Second lien debt	5,880	Private transaction comparables	Market yield	9.5% - 12.0%	11.7%

Subordinated debt	2,271	Market comparables	EBITDA multiples	4.0x - 6.0x	5.0x

Revolving loan facility	336	Private transaction comparables	Market yield	9.0% - 10.0%	9.5%
	8,974

Energy Investments:
Limited term royalties	4,778	Discounted cash flow(1)	Discount rate	10.0% - 20.0%	15.0%

	4,778

Total Level 3 investments	$13,752
(1) Cash flows are based on Proved Developed Producing reserves only. Estimated production volumes are based on a January 1, 2019 engineer's reserve report.

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of December 31, 2018. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market multiples would result in an increase or decrease, respectively in the fair value.

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2018

Note 11: Financial Highlights

	Year Ended December 31,
Per Share Data(1)	2018	2017	2016	2015	2014

Net asset value, beginning of period	$2.37	$3.99	$5.49	$7.48	$9.20
Net investment income	0.03	0.05	0.32	0.49	0.16
Net realized and unrealized gain (loss) on investments(2)	(0.54)	(1.59)	(1.58)	(2.03)	(1.24)
Net increase (decrease) in net assets resulting from operations	(0.51)	(1.54)	(1.26)	(1.54)	(1.08)
Distributions to common stockholders
Distributions from net investment income	(0.07)	(0.02)	(0.24)	(0.48)	(0.47)
Return of capital	(0.01)	(0.06)	—	—	(0.17)
Net decrease in net assets from distributions	(0.08)	(0.08)	(0.24)	(0.48)	(0.64)
Effect of shares repurchased, gross	—	—	—	0.03	—
Net asset value, end of period	$1.78	$2.37	$3.99	$5.49	$7.48

Market value, beginning of period	$1.15	$1.72	$3.80	$4.69	$7.47
Market value, end of period	$1.01	$1.15	$1.72	$3.80	$4.69
Market value return(3)	(7.2)%	(29.0)%	(50.2)%	(10.7)%	(30.2)%
Net asset value return(4)	(20.6)%	(36.9)%	(20.0)%	(19.1)%	(9.7)%
Ratios and Supplemental Data
($ and shares in thousands)
Net assets, end of period	$35,909	$47,771	$80,493	$110,780	$154,164
Average net assets	$46,690	$60,411	$99,220	$143,394	$176,556
Common shares outstanding, end of period	20,172	20,172	20,172	20,172	20,616
Total operating expenses/average net assets, before waived incentive fees(5)	16.7%	15.4%	11.5%	8.3%	10.7%
Total operating expenses/average net assets, net of waived incentive fees(5)	16.7%	15.3%	11.5%	8.3%	10.7%
Net investment income/average net assets, before waived incentive fees(5)(7)	1.4%	1.6%	6.6%	7.0%	1.8%
Net investment income/average net assets, net of waived incentive fees(5)(7)	1.4%	1.7%	6.6%	7.0%	1.8%
Portfolio turnover rate	33.2%	25.7%	4.8%	26.7%	34.2%
Expense Ratios (as a percentage of average net assets)(4)
Interest expense and bank fees	6.4%	6.5%	3.9%	2.4%	1.2%
Management fees(6)	3.2%	3.1%	2.9%	2.1%	2.6%
Incentive fees(6)	—%	0.1%	0.3%	0.7%	—%
Incentive fees, net of waived incentive fees(6)	—%	—%	0.3%	0.7%	—%
Costs related to strategic alternatives review	0.2%	—%	—%	—%	3.4%
Other operating expenses including provision for income taxes(5)(7)	6.8%	5.6%	4.4%	3.2%	3.5%
Total operating expenses including provision for income taxes, before waived incentive fees(5)(7)	16.6%	15.3%	11.5%	8.4%	10.7%
Total operating expenses including provision for income taxes, net of waived incentive fees(5)(7)	16.6%	15.2%	11.5%	8.4%	10.7%
_______________

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2018

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

Note 12: Selected Quarterly Financial Data (unaudited)

	Investment Income		Net Investment Income (Loss)		Net Realized and Unrealized Gain (Loss) on Investments		Net Increase (Decrease) in Net Assets Resulting from Operations
Quarter Ended	Total	Per Share	Total	Per Share	Total	Per Share	Total	Per Share
	(In thousands, except per share amounts)
March 31, 2017	$2,455	$0.12	$193	$0.01	$(19,284)	$(0.96)	$(19,091)	$(0.95)
June 30, 2017	2,475	0.12	145	0.01	(5,041)	(0.25)	(4,896)	(0.24)
September 30, 2017	2,751	0.14	323	0.02	(8,508)	(0.42)	(8,185)	(0.41)
December 31, 2017	2,591	0.13	367	0.02	697	0.03	1,064	0.05
March 31, 2018	2,283	0.11	(95)	(0.01)	1,827	0.09	1,732	0.09
June 30, 2018	2,627	0.13	667	0.03	341	0.02	1,008	0.05
September 30, 2018	1,886	0.09	56	0.00	(6,005)	(0.29)	(5,949)	(0.29)
December 31, 2018	1,672	0.08	43	0.00	(7,082)	(0.35)	(7,039)	0.35

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
In connection with the preparation of this Annual Report on Form 10-K, as of the end of the fiscal period covered by this Annual Report on Form 10-K (December 31, 2018), we performed an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2018, our disclosure controls and procedures were effective in providing reasonable assurance (i) that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) that such information is accumulated and communicated to management in a manner that allows timely decisions regarding required disclosure.
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
Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2018. In making its assessment of internal control over financial reporting, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commissions (COSO) in Internal Control — Integrated Framework. Based on the results of this evaluation, management has determined that, as of December 31, 2018, our internal control over financial reporting is effective based on the criteria in Internal Control — Integrated Framework issued by COSO.
Changes in Internal Control Over Financial Reporting
No changes to our internal control over financial reporting occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act).

Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
We hereby incorporate by reference the information required by Item 10 of Form 10-K from the information appearing in our definitive Proxy Statement relating to our 2019 annual meeting of stockholders, which will be filed pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2018.
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
Item 11. Executive Compensation
We hereby incorporate by reference the information required by Item 11 of Form 10-K from the information appearing in our definitive Proxy Statement relating to our 2019 annual meeting of stockholders, which will be filed pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2018.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
We hereby incorporate by reference the information required by Item 12 of Form 10-K from the information appearing in our definitive Proxy Statement relating to our 2019 annual meeting of stockholders, which will be filed pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2018.

Item 13. Certain Relationships and Related Transactions
We hereby incorporate by reference the information required by Item 13 of Form 10-K from the information appearing in our definitive Proxy Statement relating to our 2019 annual meeting of stockholders, which will be filed pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2018.

Item 14. Principal Accountant Fees and Services
We hereby incorporate by reference the information required by Item 14 of Form 10-K from the information appearing in our definitive Proxy Statement relating to our 2019 annual meeting of stockholders, which will be filed pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2018.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	We are filing the following documents as a part of this Annual Report on Form 10-K:
(1)Financial Statements

(b)	Exhibits required to be filed by Item 601 of Regulation S-K

Schedule 12 – 14
OHA INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES(1)
December 31, 2018
(In Thousands)

Portfolio Company	Investment(2)	Year Ended December 31, 2018 Amount of Interest Credited to Income(3)	December 31, 2017 Fair Value	Gross Additions(4)	Gross Reductions(5)	December 31, 2018 Fair Value
Control Investments
		$—	$—	$—	$—	$—
Subtotal Control Investments		$—	$—	$—	$—	$—
Affiliate Investments
OCI Holdings, LLC	Subordinated Note	$2,765	$18,015	$4,948	$(20,692)	$2,271
	OHA/OCI Investments, LLC Units (6)	—	164	—	$(164)	—
Subtotal Affiliate Investments		$2,765	$18,179	$4,948	$(20,856)	$2,271
Total Control Investments and Affiliate Investments		$2,765	$18,179	$4,948	$(20,856)	$2,271
_______________

(1)	This schedule should be read in conjunction with our Consolidated Financial Statements for the year ended December 31, 2018.

(2)
Units and common stock are generally non-income producing and restricted. The principal amount for debt, number of shares of common stock or number, or percentage of, units is shown in the Consolidated Schedule of Investments as of December 31, 2018.

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

(5)	Gross reductions include increases in net unrealized depreciation and payment-in-kind reserve.

(6)	Non-income producing equity security.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OHA INVESTMENT CORPORATION
/s/ STEVEN T. WAYNE
By:	Steven T. Wayne President and Chief Executive Officer

Date: March 21, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. This document may be executed by the signatories hereto on any number of counterparts, all of which constitute one and the same instrument.

Signature	Title	Date
/s/ STEVEN T. WAYNE	President and Chief Executive Officer	March 21, 2019
Steven T. Wayne	(Principal Executive Officer)
/s/ CORY E. GILBERT	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 21, 2019
Cory E. Gilbert
/s/ GLENN R. AUGUST	Director and Chairman of the Board	March 21, 2019
Glenn R. August
/s/ ALAN M. SCHRAGER	Director	March 21, 2019
Alan M. Schrager
/s/ STUART I. ORAN	Director	March 21, 2019
Stuart I. Oran
/s/ JAMES A. STERN	Director	March 21, 2019
James A. Stern
/s/ FRANK V. TANNURA	Director	March 21, 2019
Frank V. Tannura

INDEX TO EXHIBITS

The following exhibits are filed as part of this Annual Report on Form 10-K or hereby incorporated by reference to exhibits previously filed with the SEC.

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
10.1
Stock Purchase and Transaction Agreement dated as of July 21, 2014 by and among Registrant, OHA BDC Investor, LLC and Oak Hill Advisors, L.P. (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on July 21, 2014, and incorporated herein by reference)

10.2
Investment Advisory Agreement, dated September 30, 2014, between the Registrant and Oak Hill Advisors, L.P. (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on October 2, 2014, and incorporated herein by reference)

10.3
Administration Agreement dated September 30, 2014, between the Registrant and Oak Hill Advisors, L.P. (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on October 2, 2014, and incorporated herein by reference)

10.4
Form of Indemnity Agreement between the Registrant and the directors and officers of the Registrant (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on November 7, 2014 and incorporated herein by reference)

10.5
Security Procedure Agreement, dated January 23, 2015, by and between the Registrant and Wells Fargo Bank, National Association (filed as Exhibit 10.18 to our Quarterly Report on Form 10-Q filed on August 6, 2015 and incorporated herein by reference)

10.6
Amendment to Security Procedure Agreement, dated June 18, 2015, by and between the Registrant and Wells Fargo Bank, National Association (filed as Exhibit 10.19 to our Quarterly Report on From 10-Q filed on August 6, 2015 and incorporated herein by reference)

10.7
Credit Agreement dated September 9, 2016, by and among the Registrant, the lenders from time to time thereto and MidCap Financial Trust as administrative agent (filed as Exhibit 10.20 to our Current Report on Form 8-K filed on September 12, 2016 and incorporated herein by reference)

10.8
Security Agreement, dated September 9, 2016, by and among the Registrant, the subsidiary guarantors party thereto and MidCap Financial Trust, as administrative agent (filed as Exhibit 10.21 to our Current Report on Form 8-K filed on September 12, 2016 and incorporated herein by reference)

10.9
Guaranty Agreement, dated September 9, 2016, by and among the subsidiary guarantors and MidCap Financial Trust, as administrative agent (filed as Exhibit 10.22 to our Current Report on Form 8-K filed on September 12, 2016 and incorporated herein by reference)

10.1
Custodial Agreement dated September 26, 2016, between the Registrant and Wells Fargo Bank, National Association (filed as Exhibit 10.22 to our Quarterly Report on Form 10-Q filed on November 14, 2016 and incorporated herein by reference)

10.11
Amendment No. 1 to Credit Agreement dated September 9, 2016, between the Registrant, the lenders and from time to time party thereto and MidCap Financial Trust, as administrative agent (filed as Exhibit 10.11 to our Quarterly Report on Form 10-Q filed on November 13, 2017 and incorporated herein by reference)

10.12
Incentive Fee Waiver in connection with the Investment Advisory Agreement between the Registrant and Oak Hill Advisors, L.P., as advisor (filed as Exhibit 10.12 to our Quarterly Report on Form 10-Q filed on November 13, 2017 and incorporated herein by reference)

10.13
Amendment No. 2 to Credit Agreement dated September 7, 2018, between the Registrant, the lenders and from time to time party thereto and MidCap Financial Trust, as administrative agent (filed as Exhibit 10.23 to our Current Report on Form 8-K filed on September 7, 2018 and incorporated herein by reference)

14.1*	Code of Business Conduct and Ethics

14.2*	Code of Ethics and Personal Trading Policy adopted October 15, 2018
21.1*	Subsidiaries
31.1*	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Executive Officer
31.2*	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Financial Officer
32.1*	Section 1350 Certification by the Chief Executive Officer
32.2*	Section 1350 Certification by the Chief Financial Officer
*	Filed herewith.