Form 10-Q
period 2019-03-31
OHA Investment Corp
filed 2019-05-14
CIK 1297704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 14, 2019, there were 20,172,392 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

OHA INVESTMENT CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2019	December 31, 2018
	(unaudited)
Assets
Investments in portfolio securities at fair value
Affiliate investments (cost: $26,028 and $26,028, respectively)	$2,331	$2,271
Non-affiliate investments (cost: $81,571 and $85,306, respectively)	61,011	63,335
Total portfolio investments (cost: $107,599 and $111,334, respectively)	63,342	65,606
Investments in U.S. Treasury Bills at fair value (cost: $9,996 and $14,989, respectively)	9,996	14,989
Total investments	73,338	80,595
Cash and cash equivalents	4,556	3,124
Accounts receivable and other current assets	487	499
Interest receivable	281	224
Other prepaid assets	32	19
Deferred tax asset	158	316
Total current assets	5,514	4,182
Total assets	$78,852	$84,777

Liabilities
Current liabilities
Due to broker	$—	$3,251
Distributions payable	403	403
Accounts payable and accrued expenses	1,121	683
Due to affiliate (Note 4)	231	571
Management and incentive fees payable (Note 4)	316	366
Income taxes payable	39	39
Repurchase agreement	9,796	14,689
Short-term debt, net of debt issuance costs	29,893	—
Total current liabilities	41,799	20,002
Long-term debt, net of debt issuance costs	—	28,866
Total liabilities	41,799	48,868
Commitments and contingencies (Note 6)
Net assets
Common stock, $.001 par value, 250,000,000 shares authorized; 20,172,392 and 20,172,392 shares issued and outstanding, respectively	20	20
Paid-in capital in excess of par	211,907	211,907
Total distributable earnings (loss)	(174,874)	(176,018)
Total net assets	37,053	35,909
Total liabilities and net assets	$78,852	$84,777
Net asset value per share	$1.84	$1.78
(See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	For the three months ended March 31,
	2019	2018
Investment income:
Interest income:
Affiliate investments	$—	$122
Payment-in-kind from affiliate investments	—	988
Non-affiliate investments	1,503	1,118
Money market interest	15	49
Other income	11	6
Total investment income	1,529	2,283
Operating expenses:
Interest expense and bank fees	629	823
Management fees (Note 4)	316	400
Incentive fees (Note 4)	—	1
Costs related to strategic alternatives review	27	75
Professional fees	253	643
Other general and administrative expenses	388	370
Directors' fees	61	61
Total operating expenses	1,674	2,373
Waived incentive fees (Note 4)	—	(1)
Income tax provision, net	—	6
Net investment loss	(145)	(95)
Realized and unrealized gain (loss) on investments:
Net realized capital gain (loss) on investments
Non-affiliate investments	220	13
Provision for taxes	—	(42)
Total net realized capital gain (loss) on investments	220	(29)
Net unrealized appreciation (depreciation) on investments
Affiliate investments	60	(1,006)
Non-affiliate investments	1,412	2,862
Total net unrealized appreciation on investments	1,472	1,856

Net increase in net assets resulting from operations	$1,547	$1,732

Net increase in net assets resulting from operations per common share	$0.08	$0.08

Distributions declared per common share	$0.02	$0.02
Weighted average shares outstanding - basic and diluted	20,172	20,172

 (See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
(in thousands, except share data)
(unaudited)

	Common Stock		Paid in Capital in Excess of Par	Distributable Earnings (Loss)	Total Net Assets
	Shares	Par Amount
Balance at December 31, 2018	20,172,392	$20	$211,907	$(176,018)	$35,909
Net investment loss	—	—	—	(145)	(145)
Net realized and unrealized gain	—	—	—	1,692	1,692
Distributions to common stockholders	—	—	—	(403)	(403)
Balance at March 31, 2019	20,172,392	$20	$211,907	$(174,874)	$37,053

	Common Stock		Paid in Capital in Excess of Par	Distributable Earnings (Loss)	Total Net Assets
	Shares	Par Amount
Balance at December 31, 2017	20,172,392	$20	$234,553	$(186,802)	$47,771
Net investment loss	—	—	—	(95)	(95)
Net realized and unrealized gain	—	—	—	1,827	1,827
Distributions to common stockholders	—	—	—	(403)	(403)
Balance at March 31, 2018	20,172,392	$20	$234,553	$(185,473)	$49,100

(See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the three months ended March 31,
	2019	2018
Cash flows from operating activities:
Net increase in net assets resulting from operations	$1,547	$1,732
Adjustments to reconcile net decrease in net assets resulting from operations to net cash provided by (used in) operating activities:
Payment-in-kind interest	—	(988)
Net amortization of premiums, discounts and fees	(30)	(44)
Net realized capital loss on investments	(220)	(13)
Net unrealized depreciation (appreciation) on investments	(1,472)	(1,856)
Purchase of investments in portfolio securities	(2,345)	(10,858)
Proceeds from redemption or sale of investments in portfolio securities	5,720	13,649
Proceeds from revolving loans, net of draws	—	—
Purchase of investments in U.S. Treasury Bills	(10,000)	(15,000)
Proceeds from redemption of investments in U.S. Treasury Bills	14,993	19,998
Proceeds from ATP production payments applied to cost basis	611	—
Amortization of debt issuance costs on Credit Facility	27	178
Effects of changes in operating assets and liabilities:
Accounts receivable and other current assets	12	(6)
Interest receivable	(57)	175
Prepaid assets	(13)	10
Payables and accrued expenses	388	77
Deferred tax asset	158	41
Due from broker	—	(103)
Due to broker	(3,251)	1,250
Due to affiliate	(340)	(466)
Net cash provided by operating activities	5,728	7,776
Cash flows from financing activities:
Borrowings under credit facilities	3,000	—
Borrowings under repurchase agreement	9,796	14,695
Debt issuance cost paid	—	(180)
Repayments on Credit Facility	(2,000)	—
Repayments on repurchase agreement	(14,689)	(19,592)
Distributions to common stockholders	(403)	(403)
Net cash used in financing activities	(4,296)	(5,480)
Net change in cash and cash equivalents	1,432	2,296
Cash and cash equivalents, beginning of period	3,124	19,939
Cash and cash equivalents, end of period	$4,556	$22,235

(See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2019
(in thousands, except share amounts and percentages)
(unaudited)

Portfolio Company	Industry Segment	Investment(1)	Principal	Cost	Fair Value

Affiliate Investments - (5% to 25% owned)
OCI Holdings, LLC	Home Health Services	Subordinated Note (LIBOR+ 12.0% cash with a 1.0% floor plus 3.0% PIK), 21.49%, due 8/31/2019(2)(6)(11)	$27,117	$23,528	$2,331
OCI Holdings, LLC	Home Health Services	100% of Class A Units in OHA/OCI Investments, LLC representing 20.8% diluted ownership of OCI Holdings, LLC(2)(8)		2,500	—
Subtotal Affiliate Investments - (5% to 25% owned)				$26,028	$2,331

Non-affiliate Investments - (Less than 5% owned)
Equinox Holdings, Inc.	Leisure Goods, Activities, Movies	Second Lien Term Loan (LIBOR+7.00% with a 1.0% floor), 9.50%, due 9/6/2024(3)	$7,000	$6,959	$7,044
PAE Holding Corporation	Aerospace and Defense	Second Lien Term Loan (LIBOR+9.50% with a 1.0% floor), 12.00%, due 10/20/2023(3)	6,888	6,755	6,819
Ministry Brands, LLC	Business Services	Second Lien Term Loan (LIBOR+8.00% with a 1.0% floor), 10.63%, due 6/2/2023(2)	6,000	5,948	6,000
ATP Oil & Gas Corporation/Bennu Oil & Gas, LLC	Oil & Natural Gas Production and Development	Limited Term Royalty Interest (notional rate of 13.2%)(2)(7)(11)		25,839	5,052
CVS Holdings I, LP (MyEyeDr)	Retail	Second Lien Term Loan (LIBOR+6.75% with a 1.0% floor), 9.25%, due 2/6/2026(3)	5,000	4,978	4,913
PowerSchool	Business Services	Second Lien Term Loan (LIBOR+6.75%), 9.49%, due 8/1/2026(3)	3,800	3,764	3,743
Sedgwick	Healthcare	Unsecured Term Loan, 9.00%, due 12/31/2026(3)	3,300	3,251	3,300
DexKo Global, Inc.	Automotive	Second Lien Term Loan (LIBOR+8.25% with a 1.0% floor), 10.85%, due 7/24/2025(3)	3,000	2,980	2,985
WASH Multifamily Acquisition, Inc.	Industrials - Laundry Equipment	Second Lien Term Loan (LIBOR+7.00% with a 1.0% floor), 9.50%, due 5/14/2023(3)	2,978	2,965	2,881
TIBCO Software, Inc.	Software	Senior Unsecured Notes, 11.38%, due 12/1/2021(3)	2,100	2,003	2,234
Hayward Industries, Inc.	Consumer Goods	Second Lien Term Loan (LIBOR+8.25%), 10.75%, due 8/4/2025(3)	2,159	2,162	2,127
CentralSquare Technologies	Software	Second Lien Term Loan (LIBOR+7.50%), 10.00%, due 8/31/2026(3)	2,000	1,951	1,980
Ensono	Telecommunications	Second Lien Term Loan (LIBOR+9.25%), 11.75%, due 6/27/2026(3)	1,700	1,636	1,657

OHA INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - Continued
March 31, 2019
(in thousands, except share amounts and percentages)
(unaudited)

Portfolio Company	Industry Segment	Investment(1)	Principal	Cost	Fair Value

Non-affiliate Investments - (Less than 5% owned) - Continued
MW Industries (Helix Acquisition)	Industrials	Second Lien Term Loan (LIBOR+8.00%), 10.60%, due 9/29/2025(3)	$1,400	$1,388	$1,365
Allied Universal Holdco, LLC	Business Services	Second Lien Term Loan (LIBOR+8.50% with a 1.0% floor), 11.00%, due 7/28/2023(3)	1,250	1,250	1,223
PharMerica	Healthcare	Second Lien Term Loan (LIBOR+8.50% with a 1.0% floor), 10.98%, due 3/5/2027(3)	1,200	1,170	1,182
Caliber Collision	Automotive	Second Lien Term Loan (LIBOR+7.25%), 9.73%, due 2/5/2027(3)	1,100	1,081	1,100
Vertafore, Inc.	Business Services	Second Lien Term Loan (LIBOR+7.25%), 9.75%, due 7/2/2026(3)	900	892	891
Safe Fleet Holdings, LLC	Industrials	Second Lien Term Loan (LIBOR+6.75% with a 1.0% floor), 9.24%, due 2/1/2026(3)	700	697	674
Ardonagh(5)	Insurance	Senior Secured Notes 8.63%, due 7/15/2023(3)	600	544	513
Coinamatic Canada, Inc.(5)	Industrials - Laundry Equipment	Second Lien Term Loan (LIBOR+7.00% with a 1.0% floor), 9.50%, due 5/14/2023(3)	522	519	505
ClearChoice (CC Dental Implants Intermediate)	Healthcare	First Lien Term Loan (Last Out) (LIBOR+6.50% with a 1.0% floor), 9.28%, due 1/2/2023(2)(10)	500	496	495
MedRisk, LLC	Healthcare	Second Lien Term Loan (LIBOR+6.75%), 9.25%, due 12/28/2025(3)	500	498	492
NAVEX	Software	Second Lien Term Loan (LIBOR+7.00%), 9.50%, due 9/5/2026(3)	400	396	394
FirstLight Fiber	Telecommunications	Second Lien Term Loan (LIBOR+7.50%), 10.00%, due 7/23/2026(3)	400	396	392
EaglePicher Technologies, LLC	Aerospace and Defense	Second Lien Term Loan (LIBOR+7.25%), 9.75% due 3/9/2026(3)	400	392	390
ClearChoice (CC Dental Implants Intermediate)	Healthcare	First Lien Revolver (Last Out) (Funded: LIBOR+6.50% with a 1.0% floor), 9.27%, due 1/2/2023(2)(9)(10)	375	362	358

OHA INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - Continued
March 31, 2019
(in thousands, except share amounts and percentages)
(unaudited)

Portfolio Company	Industry Segment	Investment(1)	Principal	Cost	Fair Value

Non-affiliate Investments - (Less than 5% owned) - Continued
Edelman Financial Services, LLC	Financial Services	Second Lien Term Loan (LIBOR+6.75%), 9.54%, due 7/20/2026(3)	$300	$299	$302
Subtotal Non-affiliate Investments - (Less than 5% owned)				$81,571	$61,011
Subtotal Portfolio Investments (86.4% of total investments)				$107,599	$63,342

GOVERNMENT SECURITIES
U.S. Treasury Bills(4)			$10,000	$9,996	$9,996
Subtotal Government Securities (13.6% of total investments)				$9,996	$9,996

TOTAL INVESTMENTS				$117,595	$73,338

NOTES TO CONSOLIDATED SCHEDULE OF INVESTMENTS

(1)
We pledged all of our portfolio investments, except our investments in U.S. Treasury Bills, as collateral for obligations under our Credit Facility. See Note 3 to Consolidated Financial Statements. Percentages represent interest rates in effect as of March 31, 2019, and due dates represent the contractual maturity dates. Common stock and units are non-income producing securities, unless otherwise stated.

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

(5)
We have determined that this investment is not a “qualifying asset” under Section 55(a) of the Investment Company Act of 1940, or the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. We monitor the status of these assets on an ongoing basis. As of March 31, 2019, 1.6% of our investment portfolio was deemed not to be "qualifying assets" under Section 55(a) of the 1940 Act.

(6)
During the fourth quarter of 2016, we executed a series of amendments to our note purchase and security agreement with OCI Holdings, LLC, or OCI, to allow the company to PIK its LIBOR+12% cash interest for November and December 2016. Also, default interest of $0.1 million and current unpaid interest of $0.4 million was added to the principal balance in the fourth quarter 2016. OCI remains in financial covenant default. During 2017, we executed a number of amendments to our note purchase and security agreement with OCI that allows the company to continue to PIK its LIBOR+12% cash interest during 2017. Through June 30, 2018, we have allowed the company to continue to PIK its 12% cash interest while paying the 2% default interest in cash. In June 2018, we executed an amendment to our note purchase and security agreement with OCI to extend its maturity date to August 31, 2019. In September 2018, we executed an amendment to our note purchase and security agreement whereby we exchanged $217,625 of cash default interest previously paid to us by the company in 2018 for PIK interest, which was added to the principal outstanding balance of the note, on and as of the date the default interest payment was originally made. This amendment also allows the company to PIK its default interest through December 31, 2018. In 2019, OCI continues to be in default and continues to PIK all of its interest, including default interest. Beginning in the 4th quarter of 2018, OCI subordinated note was placed on non-accrual status.

OHA INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - Continued
March 31, 2019
(in thousands, except share amounts and percentages)

NOTES TO CONSOLIDATED SCHEDULE OF INVESTMENTS - Continued

(7)
Effective April 1, 2018, we discontinued income recognition on this investment and it remains on non-accrual status. All production payments received after April 1, 2018 are being applied to our cost basis and considered return of capital. Previously, ATP was on non-accrual status where income was recognized to the extent production payments were received. For more information on ATP, refer to the discussion of the ATP litigation in Note 6 to the Consolidated Financial Statements.

(8)	Non-income producing equity security.

(9)
Represents a revolving line of credit of which $1.3 million of the $1.7 million total commitment is unfunded at March 31, 2019. The revolving line of credit includes a 0.75% unused fee applied to the unfunded amount. In February 2019, ClearChoice executed an amendment to the financing agreement which increased the amount committed by OHAI under the revolving line of credit from $1.6 million to $1.7 million and modified certain other loan covenants.

(10)	Investment is entitled to skim interest which results in a higher interest rate spread of approximately 31 basis points.

(11)	Investment on non-accrual status and therefore non-income producing.

 (See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2018
(in thousands, except share amounts and percentages)

Portfolio Company	Industry Segment	Investment(1)	Principal	Cost	Fair Value

Affiliate Investments - (5% to 25% owned)
OCI Holdings, LLC	Home Health Services	Subordinated Note (LIBOR+ 12.0% cash with a 1.0% floor plus 3.0% PIK), 21.51%, due 8/31/2019(2)(6)(11)	$25,711	$23,528	$2,271
OCI Holdings, LLC	Home Health Services	100% of Class A Units in OHA/OCI Investments, LLC representing 20.8% diluted ownership of OCI Holdings, LLC(2)(8)		2,500	—
Subtotal Affiliate Investments - (5% to 25% owned)				$26,028	$2,271

Non-affiliate Investments - (Less than 5% owned)
Equinox Holdings, Inc.	Leisure Goods, Activities, Movies	Second Lien Term Loan (LIBOR+7.0% with a 1.0% floor), 9.52%, due 9/6/2024(3)	$7,000	$6,957	$7,018
PAE Holding Corporation	Aerospace and Defense	Second Lien Term Loan (LIBOR+9.50% with a 1.0% floor), 12.12%, due 10/20/2023(3)	6,888	6,749	6,785
Ministry Brands, LLC	Business Services	Second Lien Term Loan (LIBOR+ 8.0% with a 1.0% floor), 10.52%, due 6/2/2023(2)	6,000	5,945	5,880
Avantor Performance Materials, Inc.	Chemicals	Senior Unsecured Notes, 9.00%, due 10/1/2025(3)	5,000	5,000	5,000
ATP Oil & Gas Corporation/Bennu Oil & Gas, LLC	Oil & Natural Gas Production and Development	Limited Term Royalty Interest (notional rate of 13.2%)(2)(7)(11)		26,450	4,778
CVS Holdings I, LP (MyEyeDr)	Retail	Second Lien Term Loan (LIBOR + 6.75% with a 1.0% floor), 9.28%, due 2/6/2026(3)	5,000	4,977	4,725
PowerSchool	Business Services	Second Lien Term Loan (LIBOR + 6.75%), 9.13%, due 8/1/2026(3)	3,800	3,763	3,762
WASH Multifamily Acquisition, Inc.	Industrials - Laundry Equipment	Second Lien Term Loan (LIBOR + 7.0% with a 1.0% floor), 9.52%, due 5/14/2023(3)	3,404	3,388	3,293
Sedgwick	Healthcare	Unsecured Term Loan, 9.00%, due 12/31/2026(3)	3,300	3,251	3,251
DexKo Global, Inc.	Automotive	Second Lien Term Loan (LIBOR+8.25% with a 1.0% floor), 11.05%, due 7/24/2025(3)	3,000	2,979	3,000

OHA INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2018
(in thousands, except share amounts and percentages)
(continued)

Portfolio Company	Industry Segment	Investment(1)	Principal	Cost	Fair Value

Non-affiliate Investments - (Less than 5% owned) - Continued
TIBCO Software, Inc.	Software	Senior Unsecured Notes, 11.38%, due 12/1/2021(3)	$2,100	$1,995	$2,200
Hayward Industries, Inc.	Consumer Goods	Second Lien Term Loan (LIBOR+8.25%), 10.77%, due 8/04/2025(3)	2,159	2,163	2,127
CentralSquare Technologies	Software	Second Lien Term Loan (LIBOR+7.50%), 10.02%, due 8/31/2026(3)	2,000	1,950	2,000
Ensono	Telecommunications	Second Lien Term Loan (LIBOR+9.25%), 11.77%, due 6/27/2026(3)	1,700	1,635	1,653
MW Industries (Helix Acquisition)	Industrials	Second Lien Term Loan (LIBOR+8.0%), 10.80%, due 9/29/2025(3)	1,400	1,388	1,379
Allied Universal Holdco, LLC	Business Services	Second Lien Term Loan (LIBOR+8.50% with a 1.0% floor), 11.02%, due 7/28/2023(3)	1,250	1,250	1,191
Vertafore, Inc.	Business Services	Second Lien Term Loan (LIBOR+7.25%), 10.05%, due 7/2/2026(3)	900	891	865
Safe Fleet Holdings, LLC	Industrials	Second Lien Term Loan (LIBOR+6.75% with a 1.0% floor), 9.13%, due 2/1/2026(3)	700	697	665
Coinamatic Canada, Inc.(5)	Industrials - Laundry Equipment	Second Lien Term Loan (LIBOR+7.0% with a 1.0% floor), 9.52%, due 5/14/2023(3)	596	593	577
Ardonagh(5)	Insurance	Senior Secured Notes, 8.625%, due 7/15/2023(3)	600	541	513
MedRisk, LLC	Healthcare	Second Lien Term Loan (LIBOR+6.75%), 9.27%, due 12/28/2025(3)	500	498	491
ClearChoice (CC Dental Implants Intermediate)	Healthcare	First Lien Term Loan (Last Out) (LIBOR+6.50% with a 1.0% floor), 9.13%, due 1/2/2023(2)(10)	500	496	487
FirstLight Fiber	Telecommunications	Second Lien Term Loan (LIBOR+7.50%), 10.02%, due 7/23/2026(3)	400	396	393
NAVEX	Software	Second Lien Term Loan (LIBOR+7.00%), 9.53%, due 9/5/2026(3)	400	396	386

OHA INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2018
(in thousands, except share amounts and percentages)
(continued)

Portfolio Company	Industry Segment	Investment(1)	Principal	Cost	Fair Value

Non-affiliate Investments - (Less than 5% owned) - Continued
ClearChoice (CC Dental Implants Intermediate)	Healthcare	First Lien Revolver (Last Out) (Funded: LIBOR+6.50% with a 1.0% floor), 9.29%, due 1/2/2023(2)(9)(10)	$375	$361	$336
EaglePicher Technologies, LLC	Aerospace and Defense	Second Lien Term Loan (LIBOR+7.25%), 9.77%, due 3/9/2026(3)	300	298	294
Edelman Financial Services, LLC	Financial Services	Second Lien Term Loan (LIBOR+6.75%), 9.19%, due 7/20/2026(3)	300	299	286
Subtotal Non-affiliate Investments - (Less than 5% owned)				$85,306	$63,335
Subtotal Portfolio Investments (81.4% of total investments)				$111,334	$65,606

GOVERNMENT SECURITIES
U.S. Treasury Bills (4)			$15,000	$14,989	$14,989
Subtotal Government Securities (18.6% of total investments)				$14,989	$14,989

TOTAL INVESTMENTS				$126,323	$80,595

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

(7)
Effective April 1, 2018, we discontinued income recognition on this investment and it remains on non-accrual status. All production payments received after April 1, 2018 are being applied to our cost basis and considered return of capital. Previously, ATP was on non-accrual status where income was recognized to the extent production payments were received. For more information on ATP, refer to the discussion of the ATP litigation in Note 7 to the Consolidated Financial Statements.

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

(See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION
CONSOLIDATED FINANCIAL HIGHLIGHTS
(unaudited)

	For the three months ended March 31,
Per Share Data(1)	2019	2018
Net asset value, beginning of period	$1.78	$2.37
Net investment income, net of tax	(0.01)	(0.01)
Net realized and unrealized gain (loss) on investments	0.08	0.09
Net increase in net assets resulting from operations	0.08	0.08
Distributions to common stockholders
Distributions from distributable earnings	—	(0.02)
Return of capital	(0.02)	—
Net decrease in net assets from distributions	(0.02)	(0.02)
Net asset value, end of period	$1.84	$2.43

Market value, beginning of period	$1.01	$1.15
Market value, end of period	$1.20	$1.40
Market value return(2)(3)	21.2%	23.8%

Ratios and Supplemental Data
($ and shares in thousands)
Net assets, end of period	$37,053	$49,100
Average net assets	$36,669	$48,516
Common shares outstanding, end of period	20,172	20,172
Total operating expenses and taxes/average net assets, before waived incentive fees (4)	18.5%	19.9%
Total operating expenses and taxes/average net assets, net of waived incentive fees (4)	18.5%	19.9%
Net investment loss/average net assets, before waived incentive fees(4)	(1.6)%	(0.8)%
Net investment loss/average net assets, net of waived incentive fees(4)	(1.6)%	(0.8)%
Portfolio turnover rate	3.6%	16.7%

Expense Ratios (as a percentage of average net assets)(4)
Interest expense and bank fees	7.0%	6.9%
Management fees	3.4%	3.3%
Incentive fees	—%	—%
Incentive fees, net of waived incentive fees	—%	—%
Costs related to strategic alternatives review	0.3%	0.6%
Other operating expenses, including provision for income taxes	7.8%	9.1%
Total operating expenses, including provision for income taxes, before waived incentive fees	18.5%	19.9%
Total operating expenses, including provision for income taxes, net of waived incentive fees	18.5%	19.9%

(1)	Per share data is based on weighted average number of common shares outstanding for the period. Per share data may not total due to rounding.

(2)
Total return based on market value is calculated as the change in market value per share during the respective periods, assuming dividends and distributions, if any, are reinvested in accordance with our dividend reinvestment plan.

(3)	Not annualized.

(4)	Annualized.
(See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
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

Note 2: Basis of Presentation
These interim unaudited consolidated financial statements include the accounts of OHAI and its consolidated subsidiaries. The effects of all intercompany transactions between OHAI and its subsidiaries have been eliminated in consolidation. We prepare the interim consolidated financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). OHAI is an investment company following the accounting and reporting guidance in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 946, Financial Services - Investment Company ("ASC 946"). Under the investment company rules and regulations pursuant to Article 6 of Regulation S-X and ASC 946, we are precluded from consolidating portfolio company investments, including those in which it has a controlling interest, unless the portfolio company is another investment company. An exception to the general principle occurs if OHAI holds a controlling interest in an operating company that provides all or substantially all of its services directly to us or to our portfolio companies. None of the portfolio investments made by OHAI qualify for this exception. Therefore, our investment portfolio is carried on the Consolidated Balance Sheets at fair value.
We omit certain information and footnote disclosures normally included in audited financial statements prepared in accordance with GAAP pursuant to such rules and regulations. We believe we include all adjustments which are of a normal recurring nature, so that these financial statements fairly present our financial position, results of operations and cash flows. Interim results are not necessarily indicative of results for a full year or any other interim period. You should read these unaudited consolidated financial statements in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2018.
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
Cash and Cash Equivalents
Cash and cash equivalents include short-term, liquid investments with an original maturity of three months or less in accounts such as demand deposit accounts, money market accounts, certain overnight investment sweep accounts and money market fund accounts. We record cash and cash equivalents at cost, which approximates fair value. As of March 31, 2019, OHAI held $0.9 million in bank demand deposits and $3.7 million in money market funds.

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
March 31, 2019
(unaudited)

Payment-in-Kind Interest and Dividends
We have investments in our portfolio that contain payment-in-kind, or PIK, interest provisions. We compute PIK interest income at the contractual rate specified in each investment agreement, and we add that amount to the principal balance of the investment. For investments with PIK interest, we calculate our income accruals on the principal balance plus any PIK amounts. If the portfolio company’s projected cash flows, further supported by estimated total enterprise value, are not sufficient to cover the contractual principal and interest, as applicable, we do not accrue PIK interest income on the investment. To maintain our RIC status, we must pay out this non-cash income to stockholders in the form of distributions, even though we have not yet collected the cash. We did not record any PIK interest income for the three months ended March 31, 2019 and we recorded $1.0 million for the three months ended March 31, 2018 related to our investment in OCI subordinated notes. Beginning in October 2018, we discontinued recognizing any PIK interest income on our investment in OCI's subordinated notes from a tax and GAAP perspective.
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

Declaration Date	Per Share Amount	Record Date	Payment Date
March 14, 2018	$0.02	March 31, 2018	April 9, 2018
May 8, 2018	0.02	June 30, 2018	July 9, 2018
September 13, 2018	0.02	September 30, 2018	October 9, 2018
December 12, 2018	0.02	December 31, 2018	January 9, 2019
March 13, 2019	0.02	March 28, 2019	April 9, 2019

Note 3: Credit Facilities and Borrowings
We are party to a Credit Agreement (the "Credit Facility"), dated September 9, 2016, with MidCap Financial Trust, as administrative agent. The initial size of the Credit Facility was $56.5 million with a maturity date of March 9, 2018, with an option to extend for a six-month period, subject to certain conditions. The initial proceeds of $40.5 million from the Credit Facility were used to pay off the $38.5 million outstanding balance of our previous credit facility with SunTrust Bank, pay transaction expenses and provide balance sheet cash. The remaining $16.0 million consisted of a delayed draw term loan and was committed for one year.
On November 10, 2017, we entered into an amendment to the Credit Facility whereby we agreed to make a voluntary principal prepayment in the amount of $4.5 million, reducing the total principal amount outstanding to $36.0 million, and the lenders agreed not to test certain covenants at certain determination dates.
On February 2, 2018, we exercised the option to extend the Credit Facility through September 9, 2018, as permitted in our existing Credit Agreement.
On September 7, 2018 we entered into an amendment to extend the maturity date of the Credit Facility to September 9, 2019, which can be extended for an additional six-month period at our option. In connection with the extension, we made a repayment of principal of $7.0 million of its Credit Facility, reducing the principal amount outstanding to $29.0 million. The $7.0 million principal repayment was available to us to be re-borrowed as a delayed draw term loan, which is committed until September 9, 2019. In addition, the interest rate for the borrowings under the Credit Facility was reduced to LIBOR plus 4.95% for Eurodollar Loans and prime plus 3.95% for Base Rate Loans. Certain financial covenants were also amended.
On January 7, 2019 we borrowed an additional $3.0 million under the Credit Facility as a delayed draw term loan. On February 11, 2019 we repaid $2.0 million on our delayed draw term loan leaving $4.0 million available to draw.

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
March 31, 2019
(unaudited)

As of March 31, 2019, the total amount outstanding under the Credit Facility was $30.0 million with $4.0 million available to draw. As of December 31, 2018, the total amount outstanding under the Credit Facility was $29.0 million with $7.0 million available to draw. The total amount outstanding on the Credit Facility is shown net of unamortized debt issuance costs of $0.1 million and $0.1 million on our Consolidated Balance Sheet as of March 31, 2019 and December 31, 2018, respectively. Substantially all of our assets, except our investments in U.S. Treasury Bills, are pledged as collateral for the obligations under the Credit Facility. The Credit Facility bears an interest rate of Adjusted LIBOR plus 4.95% for Eurodollar Loans, subject to a 1% LIBOR floor, and Base Rate plus 3.95% for Base Rate Loans. As of March 31, 2019, the interest rate on our outstanding principal balance of $30.0 million was 7.44%.
The Credit Facility contains affirmative and reporting covenants and certain financial ratio and restrictive covenants. We have complied with the covenants from the date of the Credit Agreement through March 31, 2019, and had no existing defaults or events of default under the Credit Facility. The financial covenants, with terms as defined in the Credit Agreement, are:

•	maintain a Debt to Tangible Net Worth Ratio of not more than 1.00:1.00 as determined on the last day of each calendar month,

•	maintain at all times a minimum liquidity in the form of Cash or Cash Equivalents of at least $1.0 million,

•	maintain a Debt to Fair Market Value Ratio of not more than 0.50:1.00 at any time, and

•	maintain the Fair Market Value of Liquid Portfolio Investments as a percentage of outstanding aggregate principal balance to not be less than 100%.

At the end of each quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which includes purchasing U.S. Treasury Bills, by utilizing repurchase agreements on a temporary basis. On March 27, 2019, we purchased $10.0 million of U.S. Treasury Bills and contemporaneously entered into a $9.8 million repurchase arrangement with a global financial institution to finance such purchase. Under the repurchase arrangement, we transferred $10.0 million of U.S. Treasury Bills and $0.2 million of cash as collateral under the repurchase agreement. We repaid the $9.8 million borrowed under the repurchase agreement, and was returned the $0.2 million cash collateral, net of a $5 thousand financing fee, upon maturity of the U.S. Treasury Bills on April 2, 2019. We account for the transfer of the U.S. Treasury Bills under the repurchase agreement as a secured borrowing in accordance with GAAP. As a result, the U.S. Treasury Bills are recorded on our books as investments in U.S. Treasury Bills, and the amount outstanding under the repurchase agreement is recorded as a current liability at March 31, 2019.
On December 21, 2018, we purchased $15.0 million of U.S. Treasury Bills and contemporaneously entered into a $14.7 million repurchase arrangement with a global financial institution to finance such purchase. Under the repurchase arrangement, we transferred $15.0 million of U.S. Treasury Bills and $0.3 million of cash as collateral under the repurchase agreement. We repaid the $14.7 million borrowed under the repurchase agreement, and was returned the $0.3 million cash collateral, net of a $14 thousand financing fee, upon maturity of the U.S. Treasury Bills on January 2, 2019. We account for the transfer of the U.S. Treasury Bills under the repurchase agreement as a secured borrowing in accordance with GAAP. As a result, the U.S. Treasury Bills are recorded on our books as investments in U.S. Treasury Bills, and the amount outstanding under the repurchase agreement is recorded as a current liability December 31, 2018.

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
Base Management Fee: The base management fee is paid quarterly in arrears, and is calculated by multiplying the average value of our total assets (excluding cash, cash equivalents and U.S. Treasury Bills that are purchased with borrowed funds solely for the purpose of satisfying quarter-end diversification requirements related to our election to be taxed as a RIC under the Code), as of the end of the two immediately prior fiscal quarters, by a rate of 1.75% per annum, with a 0.25% reduction in this 1.75% annual rate for the first year following September 30, 2014. For the three months ended March 31, 2019 and 2018, we incurred $0.3 million and $0.4 million, respectively, in base management fees.

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
March 31, 2019
(unaudited)

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
The second part of the incentive fee, the capital gains incentive fee, is determined and payable in arrears as of the end of each fiscal year (or, upon termination of the Investment Advisory Agreement, as of the termination date). The capital gains incentive fee is equal to 20% of our cumulative aggregate realized capital gains from September 30, 2014 through the end of that fiscal year, computed net of our cumulative aggregate realized capital losses and cumulative aggregate unrealized depreciation on investments for the same time period. The aggregate amount of any previously paid capital gains incentive fees to OHA is subtracted from the capital gains incentive fee calculated. If such amount is negative, then there is no capital gains fee for such year. For the purposes of the capital gains incentive fee, any gains and losses associated with our investment portfolio as of September 30, 2014 shall be excluded from the capital gains incentive fee calculation. For the three months ended March 31, 2019 and 2018, we did not accrue any capital gains incentive fees for the three months ended March 31, 2019. For the three months ended March 31, 2018 we estimated $1 thousand in capital gain fees which was subject to the Incentive Fee Waiver Agreement discussed in the following paragraph.
On November 10, 2017, we entered into an Incentive Fee Waiver Agreement with OHA whereby OHA agreed to waive any incentive fees earned relating to fiscal years 2017 and 2018. Under the Incentive Fee Waiver Agreement, any capitalized gains fees that would have been earned and accrued during 2017 and 2018, which under our Investment Advisory Agreement would not have been paid until 2018 and 2019, respectively, has been waived. The Incentive Fee Waiver Agreement with OHA expired on December 31, 2018.
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
We owed $0.2 million and $0.6 million to OHA under the Administration Agreement as of March 31, 2019 and December 31, 2018, respectively, for expenses incurred on our behalf for the final month of the respective quarterly period. We include these amounts in accounts payable and due to affiliate on our Consolidated Balance Sheets.

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
March 31, 2019
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
In connection with our analysis of the impact of the Tax Act, we recorded a net tax expense of approximately $12.2 million in the period ending December 31, 2017 which consisted of a reduction of deferred tax assets previously valued at 34%. This tax expense and reduction in deferred tax assets was fully offset by a simultaneous reduction in our valuation allowance. The reduction in the U.S. federal rate is expected to positively impact our future U.S. after tax earnings.
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
Tax years from 2014 forward remain open to examination by the major taxing jurisdictions to which OHAI is subject; however, net operating losses originating in prior years are subject to examination when utilized. Our taxable subsidiaries have federal net operating loss carryforwards of $87.9 million of which $79.7 million expire in various years through 2037 and the remaining $8.2 million may be carried forward indefinitely as per the Tax Act. Federal and state laws impose limitations on the utilization of capital losses and NOLs in the event of an "ownership" change for tax purposes, as defined by Sections 382 and 383 of the Internal Revenue Code. An ownership change at either the RIC entity or Taxable Subsidiary level, if one were to occur, would limit our ability to use pre-ownership change NOLs to offset post-ownership change taxable income. An ownership change would also limit our ability to use pre-ownership change capital losses to offset post-ownership change capital gains.

Note 6: Commitments and Contingencies
As of March 31, 2019, we had investments in 27 active portfolio companies totaling $107.6 million (cost basis). Of these 27 active portfolio companies, OHAI had already funded investments in the amount of $107.6 million and there were outstanding unfunded commitments of $1.3 million related to our investment in the ClearChoice revolving credit facility, $2.9 million related to two new portfolio investments we committed to in the first quarter of 2019 that are not yet closed, and zero due to broker for unsettled trades. In February 2019, ClearChoice executed an amendment to the financing agreement which increased the amount committed by OHAI under the revolving line of credit from $1.6 million to $1.7 million and modified certain other loan covenants. As of December 31, 2018, we had investments in 26 active portfolio companies totaling $111.3 million. Of these 26 active portfolio companies, we had already funded investments in the amount of $108.1 million and there were outstanding unfunded commitments of $1.2 million related to our investment in ClearChoice revolving credit facility, $1.1 million related to an investment we committed to in December of 2018, and $3.3 million due to broker for unsettled trades.
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

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
March 31, 2019
(unaudited)

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
Status of Investment. As of March 31, 2019, our unrecovered investment was $41.7 million, and we had received aggregate royalty payments of $39.8 million since the date of ATP’s bankruptcy filing. As of March 31, 2019, we had incurred legal and consulting fees totaling $6.5 million in connection with the enforcement of our rights under the ORRIs. On various occasions, we have provided notice that such legal expenses will be added to our unrecovered investment balance to the extent they are not reimbursed. To date, we have not received any payments on account of legal expenses aside from our receipt of regular monthly production payments. As a result, we add our legal expenses to the unrecovered investment balance in accordance with our transaction documents. As of March 31, 2019, $6.5 million of the $6.5 million in legal and consulting fees have been added to, and are thus included in, the unrecovered investment balance under the terms of our transaction documents. $1.2 million in legal expenses have been added to our unrecovered investment balance during the three months ended March 31, 2019. Production recommenced on the MC941 and MC 942 wells in April 2018. Previously, these wells ceased production in November 2016 as a result of the Bennu Chapter 7 bankruptcy. In August 2017, the bankruptcy court authorized the sale of certain assets including MC 941 and MC 942 to Equinor, formerly known as StatOil USA E&P, Inc. Equinor recommenced production on these wells in April 2018. Equinor disputes that legal fees are eligible to be included in our unrecovered investment balance, but given that current production is not expected to be sufficient to pay the primary sum and notional interest accruing (which Equinor does not dispute), this legal fee issue is not ripe for debate and efforts are not currently ongoing to resolve it. We note that the fair value of our investment in ATP ORRI is $5.1 million as of March 31, 2019.

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
March 31, 2019
(unaudited)

Note 7: Fair Value
Our investments consisted of the following as of March 31, 2019 and December 31, 2018:

	March 31, 2019				December 31, 2018
(Dollar amounts in thousands)	Cost	% of total	Fair Value	% of total	Cost	% of total	Fair Value	% of total

Portfolio investments
First lien secured debt	$496	0.4%	$495	0.7%	$496	0.4%	$487	0.6%
Revolving loan facility	362	0.3%	358	0.5%	361	0.3%	336	0.4%
Unsecured term loan	3,251	2.8%	3,300	4.5%	3,251	2.5%	3,251	4.0%
Second lien debt	49,076	41.7%	49,059	66.9%	47,212	37.4%	46,770	58.0%
Subordinated debt	26,075	22.2%	5,078	6.9%	31,064	24.6%	9,984	12.4%
Limited term royalties	25,839	22.0%	5,052	6.9%	26,450	20.9%	4,778	6.0%
Equity securities	2,500	2.1%	—	—%	2,500	2.0%	—	—%
Total portfolio investments	107,599	91.5%	63,342	86.4%	111,334	88.1%	65,606	81.4%
Government securities
U.S. Treasury Bills	9,996	8.5%	9,996	13.6%	14,989	11.9%	14,989	18.6%
Total investments	$117,595	100.0%	$73,338	100.0%	$126,323	100.0%	$80,595	100.0%

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
March 31, 2019
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

Fair value accounting classifies financial assets and liabilities in their entirety based on the lowest level of input that is significant to the estimated fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment that may affect the valuation of assets and liabilities and their placement within the fair value hierarchy levels. We did not have any liabilities measured at fair value at March 31, 2019 or December 31, 2018. Amounts outstanding under our Credit Facility are carried at amortized cost in the Consolidated Balance Sheets. As of March 31, 2019, the estimated fair value of our Credit Facility approximated its carrying value of $29.9 million. As of December 31, 2018, the fair value of our Credit Facility approximated its carrying value of $28.9 million. The estimated fair value of the Credit Facility is determined by discounting projected remaining payments using market interest rates for borrowings of OHAI.
The following tables set forth the fair value of our investments by level within the fair value hierarchy as of March 31, 2019 and December 31, 2018 (in thousands):

March 31, 2019	Total	Level 1	Level 2	Level 3
Portfolio investments
Affiliate investments
Subordinated debt	$2,331	$—	$—	$2,331
Total affiliate investments	2,331	—	—	2,331
Non-affiliate investments
First lien secured debt	495	—	—	495
Second lien debt	49,059	—	43,059	6,000
Subordinated debt	2,747	—	2,747	—
Limited term royalties	5,052	—	—	5,052
Revolving loan facility	358	—	—	358
Unsecured term loan	3,300	—	3,300	—
Total non-affiliate investments	61,011	—	49,106	11,905
Total portfolio investments	63,342	—	49,106	14,236
Government securities
U.S. Treasury Bills	9,996	9,996	—	—
Total investments	$73,338	$9,996	$49,106	$14,236

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
March 31, 2019
(unaudited)

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

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
March 31, 2019
(unaudited)

The following tables present roll-forwards of the changes in fair value for all investments for which we determine fair value using unobservable (Level 3) factors for the periods indicated (in thousands):

	First Lien Secured Debt and Limited Term Royalties	Revolving Loan Facility	Second Lien Debt	Subordinated Debt and Redeemable Preferred Units	Total Investments
For the three months ended March 31, 2019
Fair value at December 31, 2018	$5,265	$336	$5,880	$2,271	$13,752
Total gains, (losses) and amortization:
Net realized gains (losses)	—	—	—	—	—
Net unrealized gains (losses)	893	21	118	60	1,092
Net amortization of premiums, discounts and fees	—	1	2	—	3
New investments, repayments and settlements, net:					—
New investments	—	—	—	—	—
Payment-in-kind		—	—	—	—
Repayments and settlements	(611)	—	—	—	(611)
Fair value at March 31, 2019	$5,547	$358	$6,000	$2,331	$14,236

	First Lien Secured Debt and Limited Term Royalties	Revolving Loan Facility	Subordinated Debt and Redeemable Preferred Units	Equity Securities	CLO Residual Interests	Total Investments
For the three months ended March 31, 2018
Fair value at December 31, 2017	$—	$—	$18,015	$164	$209	$18,388
Total gains, (losses) and amortization:
Net realized gains (losses)	—	—	—	—	—	—
Net unrealized gains (losses)	—	—	(1,004)	(2)	(27)	(1,033)
Net amortization of premiums, discounts and fees	(5)	(16)	16	—	—	(5)
New investments, repayments and settlements, net:						—
New investments	500	563	—	—	—	1,063
Payment-in-kind	—	—	988	—	—	988
Repayments and settlements	—	—	—	—	—	—
Fair value at March 31, 2018	$495	$547	$18,015	$162	$182	$19,401

During the three months ended March 31, 2019 and 2018, none of our investments in portfolio companies changed among the categories of Control Investments, Affiliate Investments and Non-Affiliate Investments, and there were no transfers among Levels 3, 2 or 1.
We present net unrealized gains (losses) on our consolidated statements of operations as “Net unrealized appreciation (depreciation) on investments.”

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
March 31, 2019
(unaudited)

The following table summarizes the significant unobservable inputs in the fair value measurements of our Level 3 investments by category of investment and valuation technique as of March 31, 2019 (dollars in thousands):

Type of Investment	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs	Weighted Average

Non-Energy Investments:
First lien debt	$495	Private transaction comparables	Market yield	9.0% - 10.0%	9.6%

Second lien debt	6,000	Private transaction comparables	Market Yield	9.2% - 12.0%	10.9%

Subordinated debt	2,331	Market comparables	EBITDA multiples	4.0x - 6.0x	5.0x

Revolving loan facility	358	Market comparables	Market yield	9.0% - 10.0%	9.6%

	9,184

Energy Investments:
Limited term royalties	$5,052	Discounted cash flow(1)	Discount rate	10.0% - 20.0%	15.0%

	5,052

Total Level 3 investments	$14,236
(1) Cash flows are based on Proved Developed Producing reserves only. Estimated production volumes are based on January 1, 2019 engineer's reserve report.
As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of March 31, 2019. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market multiples would result in an increase or decrease, respectively in the fair value.

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
In March 2015, our Board of Directors authorized OHAI to repurchase up to the remaining $2.4 million available to be repurchased under this plan. As of July 14, 2015, we completed the stock repurchases under the stock repurchase plan. During 2015, we repurchased a total of 444,030 shares for $2.4 million at a weighted average price of $5.46 per share, a 27% discount to net asset

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
March 31, 2019
(unaudited)

value at December 31, 2014. Repurchases initiated after March 31, 2015 were made pursuant to a plan executed in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. Our Credit Facility does not allow us to repurchase common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following analysis of our financial condition and results of operations in conjunction with management’s discussion and analysis contained in our 2018 Annual Report on Form 10-K, as well as our consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q. The terms “we,” “us,” “our” and “OHAI” refer to OHA Investment Corporation and its consolidated subsidiaries. The term "OHA" refers to Oak Hill Advisors, L.P., our investment adviser.

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
The aggregate fair value of our investment portfolio at March 31, 2019 was $63.3 million, with such value comprised of 27 active portfolio investments. Under our previous investment advisor, we focused our investments primarily on small and mid-size companies engaged in the upstream sector of the energy industry, which includes businesses that find, develop and extract energy resources, including natural gas, crude oil and coal.
Part of OHA's investment strategy has been to reduce our historical portfolio concentration in the energy industry and to diversify our portfolio with investments in debt securities of U.S. private and small public middle market companies across industry sectors. The exposure of our investment portfolio to the energy sector was 8% at March 31, 2019 compared to 74% at September 30, 2014, on a fair value basis.

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
On April 11, 2018, our Board of Directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) thereof, approved the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Small Business Credit Availability Act. As a result, OHAI’s asset coverage requirements for senior securities was changed from 200% to 150% effective one year after the date of the Board of Directors’ approval, or April 11, 2019. Starting from April 11, 2019, under the 150% asset coverage standard, we may borrow debt or issue senior securities in the amount of $2.00 for every $1.00 of equity in OHAI. Notwithstanding the modified asset coverage requirement under the 1940 Act described above, we are separately subject to a Debt to Tangible Net Worth Ratio of not more than 1.00:1.00 (225% minimum asset coverage) with respect to certain provisions of our Credit Facility.

Portfolio and 2019 Investment Activity
In January 2019, we purchased $0.1 million of EaglePicher Technologies, or EaglePicher, adding to our $0.3 million position which was previously acquired in February 2018. The $0.1 million EaglePicher second lien term loan add-on was purchased at a 6% discount to par, earns interest payable in cash at a rate of LIBOR+7.25%, and matures in March 2026.
Also in January 2019, we sold $2.0 million of our senior unsecured notes of Avantor Performance Materials, Inc., or Avantor, at a price of 102.5% of par, resulting in a realized capital gain of $50,000 or $0.00 per share. In February 2019, we sold $3.0 million of our remaining Avantor investment at a price of 105.75% of par, resulting in a realized capital gain of $117,500 or $0.01 per share. This investment was initiated in September 2017 and generated a gross unlevered internal rate of return of 12.5% and a return on investment of 1.17x.
In February 2019, we purchased $1.1 million of second lien term loan in Caliber Collision, or Caliber, a leading provider of automobile collision repair. The Caliber second lien term loan was purchased at a 1.75% discount to par, earns interest payable in cash at a rate of LIBOR+7.25% and matures in February 2027.
Also in February 2019, we purchased $1.2 million of second lien term loan in PharMerica, a leading provider of health and pharmacy services to assisted living, skilled nursing, public health, long-term care, and post-acute care settings. The PharMerica second lien term loan was purchased at a 2.5% discount to par, earns interest payable in cash at a rate of LIBOR+8.5% with a 1% LIBOR floor and matures in March 2027.
In March 2019, we sold $0.4 million of our second lien term loan in WASH Multifamily Laundry, or WASH, at a price of 99.0% of par.
In March 2019, we sold $0.1 million of our second lien term loan in Coinamatic Canada, Inc., or Coinamatic, at a price of 99.0% of par.
In the first quarter of 2019, we committed to $2.9 million for two new portfolio investments which were not scheduled to close until the second quarter of 2019.

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

	March 31, 2019			December 31, 2018
	Weighted Average Yields(1)			Weighted Average Yields(1)
		Percentage of Portfolio			Percentage of Portfolio
		Cost	Fair Value		Cost	Fair Value
First lien secured debt	9.5%	0.5%	0.8%	9.4%	0.5%	0.7%
Second lien debt	10.6%	45.6%	77.4%	10.5%	42.4%	71.3%
Subordinated debt	13.0%	24.2%	8.0%	10.4%	27.9%	15.2%
Revolving loan facility	10.4%	0.4%	0.6%	10.5%	0.3%	0.5%
Unsecured term loan	9.3%	3.0%	5.2%	9.1%	2.9%	5.0%
Limited term royalties	—%	24.0%	8.0%	—%	23.8%	7.3%
Equity securities
Membership and partnership units	—%	2.3%	—%	—%	2.2%	—%
Total equity securities	—%	2.3%	—%	—%	2.2%	—%
Total portfolio investments	10.6%	100.0%	100.0%	10.4%	100.0%	100.0%
(1) Weighted average yield based on cost and excludes non-yielding assets. Yields are based on the most current interest rates in effect at the end of the period.

As of March 31, 2019 and December 31, 2018, the total fair value of our portfolio investments was $63.3 million and $65.6 million, respectively. Of those fair value totals, approximately $14.2 million, or 22.5%, as of March 31, 2019, and $13.8 million, or 21.0%, as of December 31, 2018 are determined using significant unobservable (i.e., Level 3) inputs.

Results of Operations

Investment Income
Investment income includes interest on our investments and dividend income. Dividend income is income we receive from certain of our equity investments. Other income includes prepayment fees and modification fees we receive in connection with certain of our investments. These fees are recognized as earned.

Investment Income	For the three months ended March 31,
(in thousands)	2019	2018

Interest income	$1,503	$2,228
Other income	26	55
Total investment income	$1,529	$2,283
For the three months ended March 31, 2019, total investment income was $1.5 million, a 33% decrease from $2.3 million of total investment income for the three months ended March 31, 2018. The decrease in investment income was primarily attributable to placing our investment in OCI subordinated notes on full non-accrual in the fourth quarter of 2018. This decrease was partially offset by an increase of $0.4 million in non-affiliate investment interest income.

Operating Expenses
Operating expenses include interest expense and our allocable portion of operating expenses incurred on our behalf by our investment advisor and our administrator. Other general and administrative expenses include our allocated share of employee, facilities, and stockholder services incurred by our administrator.

Operating Expenses	For the three months ended March 31,
(in thousands)	2019	2018

Interest expense and bank fees	$629	$823
Management fees	316	400
Incentive fees	—	1
Costs related to strategic alternatives review	27	75
Professional fees	253	643
Other general and administrative expenses	388	370
Directors fees	61	61
Operating expenses before incentive fee waiver	$1,674	$2,373
Incentive fee waiver	—	(1)
Total operating expenses, net of incentive fee waiver	$1,674	$2,372
For the three months ended March 31, 2019, operating expenses decreased by 29.5% to $1.7 million from $2.4 million compared to the three months ended March 31, 2018. The decrease in operating expenses is due to lower interest expense and bank fees by 23.6% to $0.6 million from $0.8 million compared to the same period in the prior year largely due to lower amount outstanding on our Credit Facility, as well as lower amortization of debt issuance cost. Management fees decreased by 21.0% to $0.3 million from $0.4 million due to lower average asset base subject to the base management fee. Professional fees decreased by 60.7% to $0.3 million from $0.6 million primarily due to lower legal costs.
Under the Investment Advisory Agreement, the investment income incentive fee is calculated quarterly at a rate of 20% of quarterly net investment income above a “hurdle rate” of 1.75% per quarter (7% annualized) with a “catch up” provision. For the three months ended March 31, 2019 and March 31, 2018, we did not incur any investment income incentive fees.
The second part of the incentive fee, the capital gains incentive fee, is determined and payable in arrears as of the end of each fiscal year (or, upon termination of the Investment Advisory Agreement, as of the termination date). The capital gains incentive fee is equal to 20% of our cumulative aggregate realized capital gains from September 30, 2014 through the end of that fiscal year, computed net of our cumulative aggregate realized capital losses and cumulative aggregate unrealized depreciation on investments for the same time period. The aggregate amount of any previously paid capital gains incentive fees to OHA is subtracted from the capital gains incentive fee calculated. If such amount is negative, then there is no capital gains fee for such year. For the purposes of the capital gains fee, any gains and losses associated with our investment portfolio as of September 30, 2014 shall be excluded from the capital gains fee calculation. For the three months ended March 31, 2019 and 2018, we accrued $0 and $1,000, respectively, in capital gains incentive fees.
On November 10, 2017, we entered into an Incentive Fee Waiver Agreement with OHA whereby OHA agreed to waive any incentive fees earned relating to fiscal years 2017 and 2018. Under the Incentive Fee Waiver Agreement, any capitalized gains fees that would have been earned and accrued during 2017 and 2018, which under our investment advisory agreement would not have been paid until 2018 and 2019, respectively, has been waived.

Net Investment Income (Loss)	For the three months ended March 31,
(in thousands, except per share data)	2019	2018

Net investment loss	$(145)	$(95)
Net investment loss per common share	$(0.01)	$(0.01)
During the three month period ended March 31, 2019, the increase in net investment loss compared to the three month period ended March 31, 2018 was driven by a decrease in lower investment income partially offset by lower operating expenses.

Net Realized Gains and Losses
Net realized gains and losses is the difference between the net proceeds received from dispositions of portfolio investments and their stated costs. Realized losses may also be recorded in connection with our determination that certain investments are considered worthless securities and/or meet the conditions for loss recognition per the applicable tax rules.

Net Realized Gains and Losses	For the three months ended March 31,
(in thousands, except per share data)	2019	2018

Net realized capital gain (loss) on investments	$220	$13
Provision for taxes on realized loss	—	(42)
Net realized capital gains (losses)	$220	$(29)
Net realized capital gains (losses) per common share	$0.01	$—
For the three months ended March 31, 2019, we realized a capital gain of $0.2 million on our investment in Avantor.

Net Unrealized Appreciation or Depreciation on Investments
Net unrealized appreciation or depreciation is the net change in the fair value of our investments during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.

Net Unrealized Appreciation (Depreciation) on Investments	For the three months ended March 31,
(in thousands, except per share data)	2019	2018

Affiliate investments	$60	$(1,006)
Non-affiliate investments	1,412	2,862
Net unrealized appreciation (depreciation) on investments	$1,472	$1,856
Net unrealized appreciation (depreciation) on investments per common share	$0.07	$0.09

Affiliate Investments
For the three months ended March 31, 2019, the net unrealized appreciation on our affiliate investments was attributable to unrealized appreciation of our investments in OCI. For the three months ended March 31, 2018, the net unrealized depreciation on our affiliate investments was attributable to unrealized depreciation of our investments in OCI.
Non-Affiliate Investments
For the three months ended March 31, 2019, the net unrealized appreciation on our non-affiliate investments was primarily attributable to the unrealized appreciation on our investments for $0.9 million in ATP Oil & Gas Corporation, $0.2 million in MyEyeDr, $0.1 million in Ministry Brands, and $49 thousand in Sedgwick partially offset in unrealized depreciation in other various investments. For the three months ended March 31, 2018, the net unrealized appreciation on our non-affiliate investments was primarily attributable to $2.9 million unrealized appreciation in Talos Production, LLC, senior unsecured note upon its maturity and repayment.

Net Increase in Net Assets Resulting from Operations	For the three months ended March 31,
(in thousands, except per share data)	2019	2018

Net increase in net assets resulting from operations	$1,547	$1,732
Net increase in net assets resulting from operations per common share	$0.08	$0.08
For the three months ended March 31, 2019, the net decrease in net assets resulting from operations compared to the three months ended March 31, 2018 is attributable to a decrease in unrealized depreciation on investments totaling $0.4 million and a decrease in net investment income of $0.1 million, partially offset by an increase in net realized gain of $0.3 million.

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
Cash Flows
At March 31, 2019 and March 31, 2018, we had cash and cash equivalents totaling $4.6 million and $22.2 million, respectively.
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
During the three months ended March 31, 2019, we experienced a net increase in cash and cash equivalents in the amount of $1.4 million. During the period, our operating activities provided $5.7 million in cash. Excluding net proceeds from redemptions of U.S. Treasury Bills in the amount of $5.0 million, our operating activities provided $0.7 million consisting of $5.7 million provided by proceeds from redemption or sale of investments in portfolio securities, partially offset by $3.3 million used in due to broker, $2.3 million in purchases of new investments in portfolio securities, and $1.5 million used in net unrealized depreciation on investments. In addition, financing activities used cash of $4.3 million which primarily related to net repayments under our repurchase agreement of $4.9 million, net borrowings under credit facilities of $1.0 million, and cash distributions paid to our stockholders in the amount of $0.4 million.
During three months ended March 31, 2018, we experienced a net increase in cash and cash equivalents in the amount of $2.3 million. During the period, our operating activities provided $7.8 million in cash. Excluding net proceeds from redemptions of U.S. Treasury Bills in the amount of $5.0 million, our operating activities provided $0.7 million consisting of $13.6 million provided by proceeds from redemption or sale of investments in portfolio securities, partially offset by $10.9 million used in purchases of new investments in portfolio securities of which $1.1 million was not yet settled at March 31, 2018. Financing activities used cash of $5.5 million, consisting of net borrowings under repurchase agreement of $4.9 million, cash distributions paid to our stockholders in the amount of $0.4 million, and debt issuance cost paid in the amount of $0.2 million.
Distributions to Stockholders
For the three months ended March 31, 2019, we paid cash distributions totaling $0.4 million, or $0.02 per share, to our common stockholders compared to $0.4 million, or $0.02 per share, during the three months ended March 31, 2018. We currently intend to continue to distribute, out of assets legally available for distribution and as determined by our Board of Directors, in the form of quarterly distributions, a minimum of 90% of our annual investment company taxable income to our stockholders.
Credit Facility
We are party to a Credit Agreement (the "Credit Facility"), dated September 9, 2016, with MidCap Financial Trust, as administrative agent. The initial size of the Credit Facility was $56.5 million with a maturity date of March 9, 2018, with an option to extend for a six-month period, subject to certain conditions. The initial proceeds of $40.5 million from the Credit Facility were used to pay off the $38.5 million outstanding balance of our previous credit facility with SunTrust Bank, pay transaction expenses and provide balance sheet cash. The remaining $16.0 million consisted of a delayed draw term loan and was committed for one year.
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
On September 7, 2018 OHAI entered into an amendment to extend the maturity date of the Credit Facility to September 9, 2019, which can be extended for an additional six-month period at our option. In connection with the extension, we made a repayment of principal of $7.0 million of its Credit Facility, reducing the principal amount outstanding to $29.0 million. The $7.0 million principal repayment is available to us to be re-borrowed as a delayed draw term loan, which is committed until September 9, 2019. In addition, the interest rate for the borrowings under the Credit Facility was reduced to LIBOR plus 4.95% for Eurodollar Loans and prime plus 3.95% for Base Rate Loans. Certain financial covenants were also amended.

On January 7, 2019 we borrowed an additional $3.0 million under the Credit Facility as a delayed draw term loan. On February 11, 2019 we repaid $2.0 million on our delayed draw term loan leaving $4.0 million available to draw.
As of March 31, 2019, the total amount outstanding under the Credit Facility was $30.0 million with $4.0 million available to draw. As of December 31, 2018, the total amount outstanding under the Credit Facility was $29.0 million with $7.0 million available to draw. The total amount outstanding on the Credit Facility is shown net of unamortized debt issuance costs of $0.1 million and $0.1 million on our Consolidated Balance Sheet as of March 31, 2019 and December 31, 2018, respectively. Substantially all of our assets, except our investments in U.S. Treasury Bills, are pledged as collateral for the obligations under the Credit Facility. The Credit Facility bears an interest rate of Adjusted LIBOR plus 4.95% for Eurodollar Loans, subject to a 1% LIBOR floor, and Base Rate plus 3.95% for Base Rate Loans. As of March 31, 2019, the interest rate on our outstanding principal balance of $30.0 million was 7.44%.
The Credit Facility contains affirmative and reporting covenants and certain financial ratio and restrictive covenants. We have complied with these covenants from the date of the Credit Agreement through March 31, 2019, and had no existing defaults or events of default under the Credit Facility. The financial covenants, with terms as defined in the Credit Agreement, are:

•	maintain a Debt to Tangible Net Worth Ratio of not more than 1.00:1.00 as determined on the last day of each calendar month,

•	maintain at all times a minimum liquidity in the form of Cash or Cash Equivalents of at least $1.0 million,

•	maintain a Debt to Fair Market Value Ratio of not more than 0.50:1.00 at any time, and

•	maintain the Fair Market Value of Liquid Portfolio Investments as a percentage of outstanding aggregate principal balance to not be less than 100%.
Repurchase Agreements
At the end of each quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which includes purchasing U.S. Treasury Bills, by utilizing repurchase agreements on a temporary basis. On March 27, 2019, we purchased $10.0 million of U.S. Treasury Bills and contemporaneously entered into a $9.8 million repurchase arrangement with a global financial institution to finance such purchase. Under the repurchase arrangement, we transferred $10.0 million of U.S. Treasury Bills and $0.2 million of cash as collateral under the repurchase agreement. We repaid the $9.8 million borrowed under the repurchase agreement, and was returned the $0.2 million cash collateral, net of a $5 thousand financing fee excluding interest earned in the amount of $4 thousand upon maturity of the U.S. Treasury Bills on April 2, 2019. We account for the transfer of the U.S. Treasury Bills under the repurchase agreement as a secured borrowing in accordance with GAAP. As a result, the U.S. Treasury Bills are recorded on our books as investments in U.S. Treasury Bills, and the amount outstanding under the repurchase agreement is recorded as a current liability at March 31, 2019.
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
As of April 9, 2019, the date of our most recent distribution payment, holders of approximately 89,000 shares, or approximately 0.4% of the 20,172,392 outstanding shares, were participants in the DRIP plan. During 2018, we declared distributions totaling $0.08 per common share.

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

Portfolio Credit Quality
At March 31, 2019, a meaningful portion of our portfolio investments were being negotiated, and often illiquid, securities of middle market businesses. As of March 31, 2019, we had certain investments related to two portfolio companies on non-accrual status with an aggregate cost and fair value of $51.9 million and $7.4 million, respectively. Our investment in OCI Holdings, LLC subordinated notes was placed on non-accrual on October 1, 2018. Effective July 1, 2015, ATP was placed on non-accrual status based on estimated future production payments additionally, income is recognized to the extent cash is received. Beginning in April 2018 all future production payments received will be applied to ATP's cost basis. Our portfolio investments at fair value were approximately 58.9% and 58.9% of the related cost basis as of March 31, 2019 and December 31, 2018, respectively.

Non-accruing and non-income producing investments	March 31, 2019		December 31, 2018
(in thousands)	Cost	Fair Value	Cost	Fair Value

Non-accruing investments
ATP Oil & Gas Corporation/Bennu Oil & Gas, LLC (non-accrual cash basis July 2015; full non-accrual April 2018)	$25,839	$5,052	$26,450	$4,778
OCI Holdings, LLC (non-accrual October 2018)	23,528	2,331	23,528	2,271
Total non-accruing investments	$49,367	$7,383	$49,978	$7,049

Non-income producing investments
OHA/OCI Investments, LLC Class A Units	$2,500	$—	$2,500	$—
Total non-income producing investments	$2,500	$—	$2,500	$—
Total non-accruing and non-income producing investments	$51,867	$7,383	$52,478	$7,049

Contractual Obligations and Off-Balance Sheet Arrangements
The following table summarizes our contractual payment obligations at March 31, 2019 (in thousands):

Credit facilities(1)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Credit Facility	$30,000	$30,000	$—	$—	$—
Repurchase Agreement(2)	9,796	9,796	—	—	—
Total	$39,796	$39,796	$—	$—	$—
(1) Excludes accrued interest amounts.
(2) Amount outstanding under the Repurchase Agreement was repaid on April 2, 2019.

From time to time we could have unused commitments to extend credit to our portfolio companies. Generally, these commitments have fixed expiration dates, and we do not fund the entire amounts before they expire. Therefore, these commitment amounts do not necessarily represent future cash requirements, and we do not report the unused portions of these commitments on our Consolidated Balance Sheets. At March 31, 2019 we had $1.3 million unused credit commitment of our ClearChoice revolver investment.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes from the information provided in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2018.

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
In connection with the preparation of this Quarterly Report on Form 10-Q, as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q (March 31, 2019), we performed an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2019, our disclosure controls and procedures were effective in providing reasonable assurance (i) that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) that such information is accumulated and communicated to management in a manner that allows timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
No changes in internal control over financial reporting occurred during the quarter ended March 31, 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act).

PART II – OTHER INFORMATION

Item 1. Legal Proceedings
The information set forth under the heading “Legal Proceedings” in Note 6 to our interim consolidated financial statements is incorporated herein by reference.

Item 1A. Risk Factors
During the three months ended March 31, 2019, there were no material changes to the risk factors disclosed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The information set forth in Note 8 to our interim consolidated financial statements is incorporated herein by reference. There were no shares of common stock repurchased during the three months ended March 31, 2019.

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

OHA INVESTMENT CORPORATION

Date:	May 14, 2019	By:	/s/ STEVEN T. WAYNE
Steven T. Wayne
President and Chief Executive Officer

Date:	May 14, 2019	By:	/s/ CORY E. GILBERT
Cory E. Gilbert
Chief Financial Officer and Treasurer

Index to Exhibits

Exhibit No.	Exhibit

31.1	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Executive Officer
31.2	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Financial Officer
32.1	Section 1350 Certification by the Chief Executive Officer
32.2	Section 1350 Certification by the Chief Financial Officer
____________