Form 10-Q
period 2019-06-30
OHA Investment Corp
filed 2019-08-12
CIK 1297704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common stock, $0.001 par value	OHAI	Nasdaq Global Select Market
As of August 12, 2019, there were 20,172,392 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

OHA INVESTMENT CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2019	December 31, 2018
	(unaudited)
Assets
Investments in portfolio securities at fair value
Affiliate investments (cost: $26,028 and $26,028, respectively)	$2,532	$2,271
Non-affiliate investments (cost: $84,135 and $85,306, respectively)	63,825	63,335
Total portfolio investments (cost: $110,163 and $111,334, respectively)	66,357	65,606
Investments in U.S. Treasury Bills at fair value (cost: $9,998 and $14,989, respectively)	9,998	14,989
Total investments	76,355	80,595
Cash and cash equivalents	2,781	3,124
Accounts receivable and other current assets	726	499
Interest receivable	185	224
Other prepaid assets	51	19
Deferred tax asset	158	316
Total current assets	3,901	4,182
Total assets	$80,256	$84,777

Liabilities
Current liabilities
Due to broker	$1,176	$3,251
Distributions payable	403	403
Accounts payable and accrued expenses	1,394	683
Due to affiliate (Note 4)	136	571
Management and incentive fees payable (Note 4)	382	366
Income taxes payable	39	39
Repurchase agreement	9,798	14,689
Short-term debt, net of debt issuance costs	29,922	—
Total current liabilities	43,250	20,002
Long-term debt, net of debt issuance costs	—	28,866
Total liabilities	43,250	48,868
Commitments and contingencies (Note 6)
Net assets
Common stock, $.001 par value, 250,000,000 shares authorized; 20,172,392 and 20,172,392 shares issued and outstanding, respectively	20	20
Paid-in capital in excess of par	211,907	211,907
Total distributable earnings (loss)	(174,921)	(176,018)
Total net assets	37,006	35,909
Total liabilities and net assets	$80,256	$84,777
Net asset value per share	$1.83	$1.78
(See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Investment income:
Interest income:
Affiliate investments	$—	$130	$—	$252
Payment-in-kind from affiliate investments	—	1,066	—	2,054
Non-affiliate investments	1,500	1,329	3,003	2,447
Money market interest	17	91	32	140
Other income	3	11	14	17
Total investment income	1,520	2,627	3,049	4,910
Operating expenses:
Interest expense and bank fees	611	801	1,240	1,624
Management fees (Note 4)	304	384	620	784
Incentive fees (Note 4)	78	(1)	78	—
Costs related to strategic alternatives review	282	—	309	75
Professional fees	235	309	488	952
Other general and administrative expenses	435	372	823	742
Directors' fees	61	62	122	123
Total operating expenses	2,006	1,927	3,680	4,300
Waived incentive fees (Note 4)	—	1	—	—
Income tax provision, net	15	32	15	38
Net investment income (loss)	(501)	667	(646)	572
Realized and unrealized gain (loss) on investments:
Net realized capital gain (loss) on investments
Control investments	178	—	178	—
Non-affiliate investments	231	(55,965)	451	(55,952)
Provision for taxes	—	—	—	(42)
Total net realized capital gain (loss) on investments	409	(55,965)	629	(55,994)
Net unrealized appreciation on investments
Affiliate investments	201	(1,246)	261	(2,252)
Non-affiliate investments	248	57,552	1,660	60,413
Total net unrealized appreciation (depreciation) on investments	449	56,306	1,921	58,161

Net increase in net assets resulting from operations	$357	$1,008	$1,904	$2,739

Net increase in net assets resulting from operations per common share	$0.02	$0.05	$0.09	$0.14

Distributions declared per common share	$0.02	$0.02	$0.04	$0.04
Weighted average shares outstanding - basic and diluted	20,172	20,172	20,172	20,172

 (See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
(in thousands, except share data)
(unaudited)

	Common Stock		Paid in Capital in Excess of Par	Distributable Earnings (Loss)	Total Net Assets
	Shares	Par Amount
Balance at December 31, 2018	20,172,392	$20	$211,907	$(176,018)	$35,909
Net investment loss	—	—	—	(145)	(145)
Net realized and unrealized gain	—	—	—	1,692	1,692
Distributions to common stockholders	—	—	—	(404)	(404)
Balance at March 31, 2019	20,172,392	20	211,907	(174,875)	37,052
Net investment loss	—	—	—	(501)	(501)
Net realized and unrealized gain	—	—	—	858	858
Distributions to common stockholders	—	—	—	(403)	(403)
Balance at June 30, 2019	20,172,392	$20	$211,907	$(174,921)	$37,006

	Common Stock		Paid in Capital in Excess of Par	Distributable Earnings (Loss)	Total Net Assets
	Shares	Par Amount
Balance at December 31, 2017	20,172,392	$20	$234,553	$(186,802)	$47,771
Net investment loss	—	—	—	(95)	(95)
Net realized and unrealized gain	—	—	—	1,827	1,827
Distributions to common stockholders	—	—	—	(404)	(404)
Balance at March 31, 2018	20,172,392	20	234,553	(185,474)	49,099
Net investment income	—	—	—	667	667
Net realized and unrealized gain	—	—	—	340	340
Distributions to common stockholders	—	—	—	(403)	(403)
Balance at June 30, 2018	20,172,392	$20	$234,553	$(184,870)	$49,703

(See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the six months ended June 30,
	2019	2018
Cash flows from operating activities:
Net increase in net assets resulting from operations	$1,904	$2,739
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Payment-in-kind interest	—	(2,054)
Net amortization of premiums, discounts and fees	(151)	(327)
Net realized capital (gain) loss on investments	(629)	55,952
Net unrealized depreciation (appreciation) on investments	(1,921)	(58,161)
Purchase of investments in portfolio securities	(7,713)	(23,078)
Proceeds from redemption or sale of investments in portfolio securities	8,294	20,550
Proceeds from revolving loans, net of draws	63	(359)
Purchase of investments in U.S. Treasury Bills	(20,000)	(30,000)
Proceeds from redemption of investments in U.S. Treasury Bills	24,991	34,999
Proceeds from ATP production payments applied to cost basis	1,306	153
Amortization of debt issuance costs on Credit Facility	56	300
Effects of changes in operating assets and liabilities:
Accounts receivable and other current assets	(227)	(122)
Interest receivable	39	410
Prepaid assets	(32)	(13)
Payables and accrued expenses	727	(544)
Deferred tax asset	158	41
Due to broker	(2,075)	5,348
Due to affiliate	(435)	(460)
Net cash provided by operating activities	4,355	5,374
Cash flows from financing activities:
Borrowings under credit facilities	3,000	—
Borrowings under repurchase agreement	19,594	29,390
Debt issuance cost paid	—	(180)
Repayments on Credit Facility	(2,000)	—
Repayments on repurchase agreement	(24,485)	(34,287)
Distributions to common stockholders	(807)	(807)
Net cash used in financing activities	(4,698)	(5,884)
Net change in cash and cash equivalents	(343)	(510)
Cash and cash equivalents, beginning of period	3,124	19,939
Cash and cash equivalents, end of period	$2,781	$19,429

(See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2019
(in thousands, except share amounts and percentages)
(unaudited)

Portfolio Company	Industry Segment	Investment(1)	Principal	Cost	Fair Value

Affiliate Investments - (5% to 25% owned)
OCI Holdings, LLC	Home Health Services	Subordinated Note (LIBOR+ 12.0% cash with a 1.0% floor plus 3.0% PIK), 21.40%, due 8/31/2019(2)(6)(11)	$28,614	$23,528	$2,532
OCI Holdings, LLC	Home Health Services	100% of Class A Units in OHA/OCI Investments, LLC representing 20.8% diluted ownership of OCI Holdings, LLC(2)(8)		2,500	—
Subtotal Affiliate Investments - (5% to 25% owned)				$26,028	$2,532

Non-affiliate Investments - (Less than 5% owned)
Equinox Holdings, Inc.	Leisure Goods, Activities, Movies	Second Lien Term Loan (LIBOR+7.00% with a 1.0% floor), 9.40%, due 9/6/2024(3)	$7,000	$6,960	$7,044
PAE Holding Corporation	Aerospace and Defense	Second Lien Term Loan (LIBOR+9.50% with a 1.0% floor), 11.83%, due 10/20/2023(3)	6,888	6,761	6,819
Ministry Brands, LLC	Business Services	Second Lien Term Loan (LIBOR+8.00% with a 1.0% floor), 10.33%, due 6/2/2023(2)	6,000	5,950	6,000
CVS Holdings I, LP (MyEyeDr)	Retail	Second Lien Term Loan (LIBOR+6.75% with a 1.0% floor), 9.16%, due 2/6/2026(3)	5,000	4,978	5,050
ATP Oil & Gas Corporation/Bennu Oil & Gas, LLC	Oil & Natural Gas Production and Development	Limited Term Royalty Interest (notional rate of 13.2%)(2)(7)(11)	—	25,144	4,411
PowerSchool	Business Services	Second Lien Term Loan (LIBOR+6.75%), 9.32%, due 8/1/2026(3)	3,800	3,765	3,776
Sedgwick	Insurance	Unsecured Term Loan, 9.00%, due 12/31/2026(3)	3,300	3,253	3,300
DexKo Global, Inc.	Automotive	Second Lien Term Loan (LIBOR+8.25% with a 1.0% floor), 10.58%, due 7/24/2025(3)	2,935	2,916	2,935
WASH Multifamily Acquisition, Inc.	Industrials - Laundry Equipment	Second Lien Term Loan (LIBOR+7.00% with a 1.0% floor), 9.40%, due 5/14/2023(3)	2,978	2,966	2,904
Coinamatic Canada, Inc.(5)	Industrials - Laundry Equipment	Second Lien Term Loan (LIBOR+7.00% with a 1.0% floor), 9.40%, due 5/14/2023(3)	522	519	509
Hayward Industries, Inc.	Consumer Goods	Second Lien Term Loan (LIBOR+8.25%), 10.65%, due 8/4/2025(3)	2,159	2,162	2,127
CentralSquare Technologies	Software	Second Lien Term Loan (LIBOR+7.50%), 9.90%, due 8/31/2026(3)	2,000	1,952	1,980
Allied Universal Holdco, LLC	Business Services	Second Lien Term Loan (LIBOR+8.50% with a 1.0% floor), 10.90%, due 7/28/2023(3)	1,875	1,870	1,875

OHA INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - Continued
June 30, 2019
(in thousands, except share amounts and percentages)
(unaudited)

Portfolio Company	Industry Segment	Investment(1)	Principal	Cost	Fair Value

Non-affiliate Investments - (Less than 5% owned) - Continued
Ensono	Telecommunications	Second Lien Term Loan (LIBOR+9.25%), 11.65%, due 6/27/2026(3)	$1,700	$1,637	$1,677
Blackboard Transact	Software	Second Lien Term Loan (LIBOR+8.50%), 11.08%, due 4/30/2027(2)	1,455	1,404	1,425
MW Industries (Helix Acquisition)	Industrials	Second Lien Term Loan (LIBOR+8.00%), 10.33%, due 9/29/2025(3)	1,400	1,388	1,386
Aptean	Software	Second Lien Term Loan (LIBOR+8.50%), 10.83%, due 4/23/2027(2)	1,400	1,359	1,372
PharMerica	Healthcare	Second Lien Term Loan (LIBOR+8.50% with a 1.0% floor), 10.92%, due 3/5/2027(3)	1,200	1,171	1,206
JS Held	Business Equipment and Services	First Lien Term Loan (LIBOR+6.00%), 8.32%, due 7/1/2025(2)	1,201	1,171	1,189
JS Held	Business Equipment and Services	Revolver (Funded: LIBOR+6.00%, Unfunded: 0.5%), 8.40%, due 7/1/2025(2)(12)	14	11	13
JS Held	Business Equipment and Services	Delayed Draw Term Loan (Funded: LIBOR+6.00%, Unfunded: 1.0%), 8.32%, due 7/1/2025(2)(13)	—	(5)	(4)
Caliber Collision	Automotive	Second Lien Term Loan (LIBOR+7.25%), 9.67%, due 2/5/2027(3)	1,100	1,081	1,100
Vertafore, Inc.	Business Services	Second Lien Term Loan (LIBOR+7.25%), 9.65%, due 7/2/2026(3)	900	892	881
Imperial Dade	Food Services	Second Lien Term Loan (LIBOR+8.00%), 10.40%, due 6/11/2027(2)	833	813	825
Imperial Dade	Food Services	Delayed Draw Term Loan (Funded: LIBOR+8.00%), 10.40%, due 6/11/2027(2)(14)	—	(3)	(2)
Safe Fleet Holdings, LLC	Industrials	Second Lien Term Loan (LIBOR+6.75% with a 1.0% floor), 9.17%, due 2/1/2026(3)	700	697	684
Ardonagh(5)	Insurance	Senior Secured Notes 8.63%, due 7/15/2023(3)	600	546	559

OHA INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - Continued
June 30, 2019
(in thousands, except share amounts and percentages)
(unaudited)

Portfolio Company	Industry Segment	Investment(1)	Principal	Cost	Fair Value

Non-affiliate Investments - (Less than 5% owned) - Continued
ClearChoice (CC Dental Implants Intermediate)	Healthcare	First Lien Term Loan (Last Out) (LIBOR+6.50% with a 1.0% floor), 9.22%, due 1/2/2023(2)(10)	$500	$496	$500
ClearChoice (CC Dental Implants Intermediate)	Healthcare	First Lien Revolver (Last Out) (Funded: LIBOR+6.50% with a 1.0% floor, Unfunded: 0.75%), 8.94%, due 1/2/2023(2)(9)(10)	313	300	313
MedRisk, LLC	Healthcare	Second Lien Term Loan (LIBOR+6.75%), 9.15%, due 12/28/2025(3)	500	498	491
NAVEX	Software	Second Lien Term Loan (LIBOR+7.00%), 9.41%, due 9/5/2026(3)	400	396	397
FirstLight Fiber	Telecommunications	Second Lien Term Loan (LIBOR+7.50%), 9.90%, due 7/23/2026(3)	400	396	394
EaglePicher Technologies, LLC	Aerospace and Defense	Second Lien Term Loan (LIBOR+7.25%), 9.65% due 3/9/2026(3)	400	392	387
Edelman Financial Services, LLC	Financial Services	Second Lien Term Loan (LIBOR+6.75%), 9.14%, due 7/20/2026(3)	300	299	302
Subtotal Non-affiliate Investments - (Less than 5% owned)				$84,135	$63,825
Subtotal Portfolio Investments (86.9% of total investments)				$110,163	$66,357

GOVERNMENT SECURITIES
U.S. Treasury Bills(4)			$10,000	$9,998	$9,998
Subtotal Government Securities (13.1% of total investments)				$9,998	$9,998

TOTAL INVESTMENTS				$120,161	$76,355

NOTES TO CONSOLIDATED SCHEDULE OF INVESTMENTS

(1)
We pledged all of our portfolio investments, except our investments in U.S. Treasury Bills, as collateral for obligations under our Credit Facility. See Note 3 to Consolidated Financial Statements. Percentages represent interest rates in effect as of June 30, 2019, and due dates represent the contractual maturity dates. Common stock and units are non-income producing securities, unless otherwise stated.

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

OHA INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - Continued
June 30, 2019
(in thousands, except share amounts and percentages)

NOTES TO CONSOLIDATED SCHEDULE OF INVESTMENTS - Continued

(4)	Fair value is determined using prices for identical securities in active markets (Level 1 hierarchy). See Note 7 to the Consolidated Financial Statements.

(5)
We have determined that this investment is not a “qualifying asset” under Section 55(a) of the Investment Company Act of 1940, or the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. We monitor the status of these assets on an ongoing basis. As of June 30, 2019, 1.61% of our investment portfolio was deemed not to be "qualifying assets" under Section 55(a) of the 1940 Act.

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

(9)
Represents a revolving line of credit of which $1.4 million of the $1.7 million total commitment is unfunded at June 30, 2019. The revolving line of credit includes a 0.75% unused fee applied to the unfunded amount. In February 2019, ClearChoice executed an amendment to the financing agreement which increased the amount committed by OHAI under the revolving line of credit from $1.6 million to $1.7 million and modified certain other loan covenants.

(10)	Investment is entitled to skim interest which results in a higher interest rate spread of approximately 30 basis points.

(11)	Investment on non-accrual status and therefore non-income producing.

(12)	Represents a revolving line of credit of which $129 thousand of the $143 thousand total commitment is unfunded at June 30, 2019. The revolving line of credit includes a 0.5% unused fee.

(13)	Represents a delayed draw term loan with a total commitment of $356 thousand all of which is unfunded at June 30, 2019. The delayed draw term loan includes a 1.0% unused fee.

(14)	Represents a delayed draw term loan with a total commitment of $167 thousand all of which is unfunded at June 30, 2019.

 (See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2018
(in thousands, except share amounts and percentages)

Portfolio Company	Industry Segment	Investment(1)	Principal	Cost	Fair Value

Affiliate Investments - (5% to 25% owned)
OCI Holdings, LLC	Home Health Services	Subordinated Note (LIBOR+ 12.0% cash with a 1.0% floor plus 3.0% PIK), 21.51%, due 8/31/2019(2)(6)(11)	$25,711	$23,528	$2,271
OCI Holdings, LLC	Home Health Services	100% of Class A Units in OHA/OCI Investments, LLC representing 20.8% diluted ownership of OCI Holdings, LLC(2)(8)		2,500	—
Subtotal Affiliate Investments - (5% to 25% owned)				$26,028	$2,271

Non-affiliate Investments - (Less than 5% owned)
Equinox Holdings, Inc.	Leisure Goods, Activities, Movies	Second Lien Term Loan (LIBOR+7.0% with a 1.0% floor), 9.52%, due 9/6/2024(3)	$7,000	$6,957	$7,018
PAE Holding Corporation	Aerospace and Defense	Second Lien Term Loan (LIBOR+9.50% with a 1.0% floor), 12.12%, due 10/20/2023(3)	6,888	6,749	6,785
Ministry Brands, LLC	Business Services	Second Lien Term Loan (LIBOR+ 8.0% with a 1.0% floor), 10.52%, due 6/2/2023(2)	6,000	5,945	5,880
Avantor Performance Materials, Inc.	Chemicals	Senior Unsecured Notes, 9.00%, due 10/1/2025(3)	5,000	5,000	5,000
ATP Oil & Gas Corporation/Bennu Oil & Gas, LLC	Oil & Natural Gas Production and Development	Limited Term Royalty Interest (notional rate of 13.2%)(2)(7)(11)	—	26,450	4,778
CVS Holdings I, LP (MyEyeDr)	Retail	Second Lien Term Loan (LIBOR + 6.75% with a 1.0% floor), 9.28%, due 2/6/2026(3)	5,000	4,977	4,725
PowerSchool	Business Services	Second Lien Term Loan (LIBOR + 6.75%), 9.13%, due 8/1/2026(3)	3,800	3,763	3,762
WASH Multifamily Acquisition, Inc.	Industrials - Laundry Equipment	Second Lien Term Loan (LIBOR + 7.0% with a 1.0% floor), 9.52%, due 5/14/2023(3)	3,404	3,388	3,293
Sedgwick	Insurance	Unsecured Term Loan, 9.00%, due 12/31/2026(3)	3,300	3,251	3,251
DexKo Global, Inc.	Automotive	Second Lien Term Loan (LIBOR+8.25% with a 1.0% floor), 11.05%, due 7/24/2025(3)	3,000	2,979	3,000

OHA INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - Continued
December 31, 2018
(in thousands, except share amounts and percentages)

Portfolio Company	Industry Segment	Investment(1)	Principal	Cost	Fair Value

Non-affiliate Investments - (Less than 5% owned) - Continued
TIBCO Software, Inc.	Software	Senior Unsecured Notes, 11.38%, due 12/1/2021(3)	$2,100	$1,995	$2,200
Hayward Industries, Inc.	Consumer Goods	Second Lien Term Loan (LIBOR+8.25%), 10.77%, due 8/04/2025(3)	2,159	2,163	2,127
CentralSquare Technologies	Software	Second Lien Term Loan (LIBOR+7.50%), 10.02%, due 8/31/2026(3)	2,000	1,950	2,000
Ensono	Telecommunications	Second Lien Term Loan (LIBOR+9.25%), 11.77%, due 6/27/2026(3)	1,700	1,635	1,653
MW Industries (Helix Acquisition)	Industrials	Second Lien Term Loan (LIBOR+8.0%), 10.80%, due 9/29/2025(3)	1,400	1,388	1,379
Allied Universal Holdco, LLC	Business Services	Second Lien Term Loan (LIBOR+8.50% with a 1.0% floor), 11.02%, due 7/28/2023(3)	1,250	1,250	1,191
Vertafore, Inc.	Business Services	Second Lien Term Loan (LIBOR+7.25%), 10.05%, due 7/2/2026(3)	900	891	865
Safe Fleet Holdings, LLC	Industrials	Second Lien Term Loan (LIBOR+6.75% with a 1.0% floor), 9.13%, due 2/1/2026(3)	700	697	665
Coinamatic Canada, Inc.(5)	Industrials - Laundry Equipment	Second Lien Term Loan (LIBOR+7.0% with a 1.0% floor), 9.52%, due 5/14/2023(3)	596	593	577
Ardonagh(5)	Insurance	Senior Secured Notes, 8.625%, due 7/15/2023(3)	600	541	513
MedRisk, LLC	Healthcare	Second Lien Term Loan (LIBOR+6.75%), 9.27%, due 12/28/2025(3)	500	498	491
ClearChoice (CC Dental Implants Intermediate)	Healthcare	First Lien Term Loan (Last Out) (LIBOR+6.50% with a 1.0% floor), 9.13%, due 1/2/2023(2)(10)	500	496	487
ClearChoice (CC Dental Implants Intermediate)	Healthcare	First Lien Revolver (Last Out) (Funded: LIBOR+6.50% with a 1.0% floor, Unfunded: 0.75%), 9.29%, due 1/2/2023(2)(9)(10)	375	361	336
FirstLight Fiber	Telecommunications	Second Lien Term Loan (LIBOR+7.50%), 10.02%, due 7/23/2026(3)	400	396	393

OHA INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - Continued
December 31, 2018
(in thousands, except share amounts and percentages)

Portfolio Company	Industry Segment	Investment(1)	Principal	Cost	Fair Value

Non-affiliate Investments - (Less than 5% owned) - Continued
NAVEX	Software	Second Lien Term Loan (LIBOR+7.00%), 9.53%, due 9/5/2026(3)	$400	$396	$386
EaglePicher Technologies, LLC	Aerospace and Defense	Second Lien Term Loan (LIBOR+7.25%), 9.77%, due 3/9/2026(3)	300	298	294
Edelman Financial Services, LLC	Financial Services	Second Lien Term Loan (LIBOR+6.75%), 9.19%, due 7/20/2026(3)	300	299	286
Subtotal Non-affiliate Investments - (Less than 5% owned)				$85,306	$63,335
Subtotal Portfolio Investments (81.4% of total investments)				$111,334	$65,606

GOVERNMENT SECURITIES
U.S. Treasury Bills (4)			$15,000	$14,989	$14,989
Subtotal Government Securities (18.6% of total investments)				$14,989	$14,989

TOTAL INVESTMENTS				$126,323	$80,595

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

(See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION
CONSOLIDATED FINANCIAL HIGHLIGHTS
(unaudited)

	For the six months ended June 30,
Per Share Data(1)	2019	2018
Net asset value, beginning of period	$1.78	$2.37
Net investment income, net of tax	(0.03)	0.03
Net realized and unrealized gain (loss) on investments	0.13	0.10
Net increase in net assets resulting from operations(5)	0.10	0.13
Distributions to common stockholders
Distributions from distributable earnings	—	(0.04)
Return of capital	(0.04)	—
Net decrease in net assets from distributions(5)	(0.04)	(0.04)
Net asset value, end of period(5)	$1.83	$2.46

Market value, beginning of period	$1.01	$1.15
Market value, end of period	$1.10	$1.53
Market value return(2)(3)	12.9%	37.2%

Ratios and Supplemental Data
($ and shares in thousands)
Net assets, end of period	$37,006	$49,703
Average net assets	$36,865	$48,768
Common shares outstanding, end of period	20,172	20,172
Total operating expenses and taxes/average net assets(4)	20.2%	17.9%
Net investment income (loss)/average net assets(4)	(3.5)%	2.4%
Portfolio turnover rate	11.9%	31.1%

Expense Ratios (as a percentage of average net assets)(4)
Interest expense and bank fees	6.8%	6.7%
Management fees	3.4%	3.2%
Incentive fees	0.4%	—%
Costs related to strategic alternatives review	1.7%	0.3%
Other operating expenses, including provision for income taxes	7.9%	7.7%
Total operating expenses, including provision for income taxes	20.2%	17.9%

(1)	Per share data is based on weighted average number of common shares outstanding for the period. Per share data may not total due to rounding.

(2)
Total return based on market value is calculated as the change in market value per share during the respective periods, assuming dividends and distributions, if any, are reinvested in accordance with our dividend reinvestment plan.

(3)	Not annualized.

(4)	Annualized.

(5)	Totals may not sum due to rounding.
(See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
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
On July 31, 2019, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Portman Ridge Finance Corporation (“PTMN”), Storm Acquisition Sub Inc. (“Acquisition Sub”), and Sierra Crest Investment Management LLC, the investment adviser to PTMN and an affiliate of BC Partners Advisors L.P. and LibreMax Capital LLC. (“PTMN Adviser”). The transaction is the result of OHAI’s previously announced review of strategic alternatives and has been approved by a unanimous vote of the Special Committee of the Board of Directors of OHAI, the Board of Directors of OHAI (other than directors affiliated with Oak Hill Advisors, L.P., the external adviser to OHAI, who abstained from voting) and the Board of Directors of PTMN.
Under the terms of the proposed transaction, OHAI stockholders will receive a combination of (i) a minimum of $8 million in cash (approximately $0.40 per share) from PTMN (as may be adjusted as described below); (ii) PTMN shares valued at 100% of PTMN’s net asset value per share at the time of closing of the transaction in an aggregate number equal to OHAI’s net asset value at closing minus the $8 million PTMN cash merger consideration (as may be adjusted as described below); and (iii) an additional cash payment from the PTMN Adviser, of $3 million in the aggregate, or approximately $0.15 per share.
If the aggregate number of shares of PTMN stock to be issued in connection with the merger would exceed 19.9% of the issued and outstanding shares of PTMN common stock immediately prior to the transaction closing, then the cash consideration payable by PTMN will be increased to the minimum extent necessary such that the aggregate number of shares of PTMN common stock to be issued in connection with the merger does not exceed such threshold. The exact exchange ratio for the stock component of the merger will be determined by the net asset value of OHAI and PTMN as of the closing, calculated as of 5:00 p.m. New York City time on the day prior to the closing of the transaction. In addition to approval by OHAI’s stockholders, the closing of the merger is subject to customary conditions. The parties currently expect the transaction to be completed in the fourth calendar quarter of 2019.
The Merger Agreement contains representations, warranties and covenants, including, among others, covenants relating to the operation of each of PTMN’s and OHAI’s businesses during the period prior to the closing of the Merger. OHAI has agreed to convene and hold a stockholder meeting for the purpose of obtaining the approval for the First Merger by OHAI’s stockholders, and has agreed to recommend that the stockholders approve the proposal.
The Merger Agreement provides that OHAI may not solicit proposals relating to alternative transactions, or, subject to certain exceptions, enter into discussions or negotiations or provide information in connection with any proposal for an alternative transaction. However, the OHAI board of directors (“OHAI Board”) may, subject to certain conditions and payment of a termination fee of approximately $1.3 million, terminate the Merger Agreement and enter into an agreement with respect to a bona fide, unsolicited, written and binding competing proposal that is fully financed or has fully committed financing made by a third party if it determines in good faith, after consultation with its financial advisors and outside legal advisors, and considering all legal, financial, regulatory and other material aspects of, and the identity of the third party making, the competing proposal and such factors as the OHAI Board considers in good faith to be appropriate, (1) is more favorable to stockholders of OHAI from a financial point of view than the transactions contemplated by the Merger Agreement (including any revisions to the terms and conditions of the Merger

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
June 30, 2019
(unaudited)

Agreement proposed by PTMN to OHAI in writing in response to such competing proposal) and (2) is reasonably likely of being completed on the terms proposed on a timely basis (the “Superior Proposal”).
Consummation of the Merger is subject to certain closing conditions, including (1) requisite approval of OHAI stockholders, (2) approval for listing on The Nasdaq Global Select Market of the shares of PTMN common stock to be issued in the Merger, (3) effectiveness of the registration statement on Form N-14, which will include a proxy statement of OHAI and a prospectus of PTMN, (4) the absence of certain legal impediments to the consummation of the First Merger, (5) subject to certain exceptions, the accuracy of the representations and warranties and compliance with the covenants of each party to the Merger Agreement, and (6) a requirement that, as of the Determination Date, each of OHAI and PTMN deliver to each other a calculation of the net asset value as of the day prior to the closing date of OHAI and PTMN, as applicable.
The Merger Agreement also contains certain termination rights in favor of PTMN and OHAI, including if the Merger is not completed on or before January 31, 2020 or if the requisite approval of OHAI’s stockholders are not obtained. The Merger Agreement also provides that, upon the termination of the Merger Agreement under certain circumstances, OHAI may be required to pay PTMN, a termination fee of approximately $1.3 million or, at PTMN’s option, pay PTMN for damages subject to certain caps. Similarly, the Merger Agreements provides that, upon the termination of the Merger Agreement under certain circumstances, PTMN may be required to pay OHAI, a termination fee of approximately $1.3 million or, at OHAI’s option, pay OHAI for damages subject to certain caps. If this Merger Agreement is terminated by OHAI or PTMN under certain circumstances, including when the requisite approval of OHAI’s stockholders are not obtained, and no termination fee is otherwise required to be paid by OHAI in connection therewith, then OHAI will be required to reimburse PTMN and its affiliates for half of their reasonable and documented out-of-pocket fees and expenses incurred and payable by PTMN or Acquisition Sub or on their behalf in connection with or related to the Merger Agreement or the transactions contemplated thereby, subject to a cap of $500,000.

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
Cash and Cash Equivalents
Cash and cash equivalents include short-term, liquid investments with an original maturity of three months or less in accounts such as demand deposit accounts, money market accounts, certain overnight investment sweep accounts and money market fund accounts. We record cash and cash equivalents at cost, which approximates fair value. As of June 30, 2019, OHAI held $1.3 million in bank demand deposits and $1.5 million in money market funds.
Payment-in-Kind Interest and Dividends

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
June 30, 2019
(unaudited)

We have investments in our portfolio that contain payment-in-kind, or PIK, interest provisions. We compute PIK interest income at the contractual rate specified in each investment agreement, and we add that amount to the principal balance of the investment. For investments with PIK interest, we calculate our income accruals on the principal balance plus any PIK amounts. If the portfolio company’s projected cash flows, further supported by estimated total enterprise value, are not sufficient to cover the contractual principal and interest, as applicable, we do not accrue PIK interest income on the investment. To maintain our RIC status, we must pay out this non-cash income to stockholders in the form of distributions, even though we have not yet collected the cash. We did not record any PIK interest income for the three months ended June 30, 2019 and we recorded $1.1 million for the three months ended June 30, 2018 related to our investment in OCI subordinated notes. We did not record any PIK interest income for the for the six months ended June 30, 2019, and we recorded $2.1 million for the six months ended June 30, 2018 related to our investment in OCI subordinated notes. Beginning in October 2018, we discontinued recognizing any PIK interest income on our investment in OCI's subordinated notes from a tax and GAAP perspective.
Distributions
We record distributions to stockholders on the ex-dividend date. We have historically made distributions each year in an amount sufficient to maintain our status as a RIC for federal income tax purposes and to eliminate federal excise tax liability. We currently intend to consider making quarterly distributions to stockholders through the closing of the Merger. Each quarter, we estimate our annual taxable earnings. The Board of Directors considers this estimate and determines the distribution amount, if any. We generally declare our distributions each quarter and pay them shortly thereafter. The following table summarizes our recent distribution history:

Declaration Date	Per Share Amount	Record Date	Payment Date
May 8, 2018	$0.02	June 30, 2018	July 9, 2018
September 13, 2018	0.02	September 30, 2018	October 9, 2018
December 12, 2018	0.02	December 31, 2018	January 9, 2019
March 13, 2019	0.02	March 28, 2019	April 9, 2019
May 7, 2019	0.02	June 28, 2019	July 9, 2019

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
On September 7, 2018, we entered into an amendment to extend the maturity date of the Credit Facility to September 9, 2019, which can be extended for an additional six-month period at our option. In connection with the extension, we made a repayment of principal of $7.0 million of its Credit Facility, reducing the principal amount outstanding to $29.0 million. The $7.0 million principal repayment was available to us to be re-borrowed as a delayed draw term loan, which is committed until September 9, 2019. In addition, the interest rate for the borrowings under the Credit Facility was reduced to LIBOR plus 4.95% for Eurodollar Loans and prime plus 3.95% for Base Rate Loans. Certain financial covenants were also amended.
On January 7, 2019 we borrowed an additional $3.0 million under the Credit Facility as a delayed draw term loan. On February 11, 2019 we repaid $2.0 million on our delayed draw term loan leaving $4.0 million available to draw.
On August 5, 2019, we exercised our option to extend the credit facility through March 9, 2020, as permitted in our existing Credit Agreement.

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
June 30, 2019
(unaudited)

As of June 30, 2019, the total amount outstanding under the Credit Facility was $30.0 million with $4.0 million available to draw. As of December 31, 2018, the total amount outstanding under the Credit Facility was $29.0 million with $7.0 million available to draw. The total amount outstanding on the Credit Facility is shown net of unamortized debt issuance costs of $0.1 million and $0.1 million on our Consolidated Balance Sheet as of June 30, 2019 and December 31, 2018, respectively. Substantially all of our assets, except our investments in U.S. Treasury Bills, are pledged as collateral for the obligations under the Credit Facility. The Credit Facility bears an interest rate of Adjusted LIBOR plus 4.95% for Eurodollar Loans, subject to a 1% LIBOR floor, and Base Rate plus 3.95% for Base Rate Loans. As of June 30, 2019, the interest rate on our outstanding principal balance of $30.0 million was 7.39%.
The Credit Facility contains affirmative and reporting covenants and certain financial ratio and restrictive covenants, including prohibiting us from repurchasing our common stock. We have complied with the covenants from the date of the Credit Agreement through June 30, 2019, and had no existing defaults or events of default under the Credit Facility. The financial covenants, with terms as defined in the Credit Agreement, are:

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

In connection with the Merger, PTMN will pay off the outstanding principal and accrued interest under the Credit Facility.
At the end of each quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which includes purchasing U.S. Treasury Bills, by utilizing repurchase agreements on a temporary basis. On June 28, 2019, we purchased $10.0 million of U.S. Treasury Bills and contemporaneously entered into a $9.8 million repurchase arrangement with a global financial institution to finance such purchase. Under the repurchase arrangement, we transferred $10.0 million of U.S. Treasury Bills and $0.2 million of cash as collateral was returned to us, under the repurchase agreement. We repaid the $9.8 million borrowed under the repurchase agreement, and the $0.2 million cash collateral was returned to us, net of a $3 thousand financing fee, upon maturity of the U.S. Treasury Bills on July 2, 2019. We account for the transfer of the U.S. Treasury Bills under the repurchase agreement as a secured borrowing in accordance with GAAP. As a result, the U.S. Treasury Bills are recorded on our books as investments in U.S. Treasury Bills, and the amount outstanding under the repurchase agreement is recorded as a current liability at June 30, 2019.
On December 21, 2018, we purchased $15.0 million of U.S. Treasury Bills and contemporaneously entered into a $14.7 million repurchase arrangement with a global financial institution to finance such purchase. Under the repurchase arrangement, we transferred $15.0 million of U.S. Treasury Bills and $0.3 million of cash as collateral under the repurchase agreement. We repaid the $14.7 million borrowed under the repurchase agreement, and the $0.3 million cash collateral was returned to us, net of a $14 thousand financing fee, upon maturity of the U.S. Treasury Bills on January 2, 2019. We account for the transfer of the U.S. Treasury Bills under the repurchase agreement as a secured borrowing in accordance with GAAP. As a result, the U.S. Treasury Bills are recorded on our books as investments in U.S. Treasury Bills, and the amount outstanding under the repurchase agreement is recorded as a current liability December 31, 2018.

Note 4: Investment Management
Investment Advisory Agreement
On September 30, 2014, we entered into the Investment Advisory Agreement with OHA, an investment adviser registered under the Advisers Act pursuant to which OHA replaced NGP Investment Advisor, LP as our investment advisor. The Investment Advisory Agreement was most recently re-approved by our Board of Directors, a majority of whom are not “interested” persons (as defined in the 1940 Act) of us, on August 6, 2019. Pursuant to the Investment Advisory Agreement, OHA implements our business strategy on a day-to-day basis and performs certain services for us, subject to the supervision of our Board of Directors. Under the Investment Advisory Agreement, we pay OHA a fee consisting of two components — a base management fee and an incentive fee.
Base Management Fee: The base management fee is paid quarterly in arrears, and is calculated by multiplying the average value of our total assets (excluding cash, cash equivalents and U.S. Treasury Bills that are purchased with borrowed funds solely for the purpose of satisfying quarter-end diversification requirements related to our election to be taxed as a RIC under the Code or to preserve future investment flexibility), as of the end of the two immediately prior fiscal quarters, by a rate of 1.75% per annum. For

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
June 30, 2019
(unaudited)

the three months ended June 30, 2019 and 2018, we incurred $0.3 million and $0.4 million, respectively, in base management fees. For the six months ended June 30, 2019 and 2018, we incurred $0.6 million and $0.8 million, respectively, in base management fees.
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
The second part of the incentive fee, the capital gains incentive fee, is determined and payable in arrears as of the end of each fiscal year (or, upon termination of the Investment Advisory Agreement, as of the termination date). The capital gains incentive fee is equal to 20% of our cumulative aggregate realized capital gains from September 30, 2014 through the end of that fiscal year, computed net of our cumulative aggregate realized capital losses and cumulative aggregate unrealized depreciation on investments for the same time period. The aggregate amount of any previously paid capital gains incentive fees to OHA is subtracted from the capital gains incentive fee calculated. If such amount is negative, then there is no capital gains fee for such year. For the purposes of the capital gains incentive fee, any gains and losses associated with our investment portfolio as of September 30, 2014 shall be excluded from the capital gains incentive fee calculation. For the three months ended June 30, 2019 we accrued $78 thousand in capital gains incentive fees and for the three months ended June 30, 2018 we did not accrue any capital gains incentive fees. For the six months ended June 30, 2019 we accrued $78 thousand in capital gains incentive fees and for the six months ended June 30, 2018 we did not accrue any capital gains incentive fees.
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
Administration Agreement
Under the Administration Agreement, OHA furnishes us with certain administrative services, personnel and facilities. The Administration Agreement was most recently re-approved by our Board of Directors on August 6, 2019. Payments under the Administration Agreement are equal to our allocable portion of OHA’s overhead in performing its obligations under the Administration Agreement, including all administrative services necessary for our operation and the conduct of our business. The Administration Agreement may be terminated at any time, without penalty, by a vote of our Board of Directors or by OHA upon 60 days’ written notice to the other party.

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
June 30, 2019
(unaudited)

We owed $0.1 million and $0.6 million to OHA under the Administration Agreement as of June 30, 2019 and December 31, 2018, respectively, for expenses incurred on our behalf for the final month of the respective quarterly period. We include these amounts in accounts payable and due to affiliate on our Consolidated Balance Sheets.

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
Certain of our wholly owned subsidiaries, or Taxable Subsidiaries, have elected to be taxed as corporations for federal income tax purposes. The Taxable Subsidiaries hold certain of our portfolio investments and are consolidated for financial reporting purposes, but not for income tax reporting purposes. These Taxable Subsidiaries permit us to hold equity investments in portfolio companies that are “pass through” entities for tax purposes, in order to comply with the “source-of-income” requirements that must be satisfied to maintain our qualification as a RIC. The Taxable Subsidiaries may generate income tax expense or benefit, which is reflected on our Consolidated Statements of Operations.
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
Tax years from 2014 forward remain open to examination by the major taxing jurisdictions to which OHAI is subject; however, net operating losses originating in prior years are subject to examination when utilized. Our Taxable Subsidiaries have federal net operating loss carryforwards of $88.1 million of which $79.7 million expire in various years through 2037 and the remaining $8.4 million may be carried forward indefinitely as per the Tax Act. Federal and state laws impose limitations on the utilization of capital losses and NOLs in the event of an "ownership" change for tax purposes, as defined by Sections 382 and 383 of the Internal Revenue Code. An ownership change at either the RIC entity or Taxable Subsidiary level, if one were to occur, would limit our ability to use pre-ownership change NOLs to offset post-ownership change taxable income. An ownership change would also limit our ability to use pre-ownership change capital losses to offset post-ownership change capital gains.

Note 6: Commitments and Contingencies
As of June 30, 2019, we had investments in 30 active portfolio companies totaling $110.2 million (cost basis). Of these 30 active portfolio companies, OHAI had already funded investments in the amount of $109.0 million and had $1.2 million due to a broker for unsettled trades. As of June 30, 2019 there were outstanding unfunded commitments of $2.1 million related to our investments in the ClearChoice revolving credit facility, Imperial Dade delayed draw term loan, JS Held delayed draw term loan, and JS Held revolving credit facility. As of December 31, 2018, we had investments in 26 active portfolio companies totaling $111.3 million. Of these 26 active portfolio companies, we had already funded investments in the amount of $108.1 million and there were outstanding unfunded commitments of $1.2 million related to our investment in ClearChoice revolving credit facility, $1.1 million related to an investment we committed to in December of 2018, and $3.3 million due to broker for unsettled trades.

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
June 30, 2019
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
In the quarter ended June 30, 2018, we wrote off our investment in Castex Energy 2005, L.P., or Castex. Previously, Castex filed for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code on October 16, 2017. According to the filing, Castex and its affiliates in bankruptcy entered into a restructuring support agreement with pre-petition lenders holding approximately 86% in principal amount of claims under the pre-petition credit facility. On February 26, 2018, we agreed to a settlement and agreed to withdraw our confirmation objections to the Debtors' Joint Plan of Reorganization under Chapter 11 of the Bankruptcy code in exchange for the potential to receive some amount of cash and warrants in the reorganized company. This agreement was approved by the Bankruptcy court on February 27, 2018. At this time we are unable to determine the value of a recovery, if any, resulting from the settlement which will be dependent upon the ultimate pool of unsecured claims.
Legal Proceedings
From time to time, we are involved in various legal proceedings arising in the normal course of business. While we cannot predict the outcome of these proceedings with certainty, we do not believe that an adverse result in any pending legal proceeding would be material to our business, financial condition or cash flows.
Status of Investment. As of June 30, 2019, our unrecovered investment was $42.5 million, and we had received aggregate royalty payments of $40.5 million since the date of ATP’s bankruptcy filing. As of June 30, 2019, we had incurred legal and consulting fees totaling $6.5 million in connection with the enforcement of our rights under the ORRIs. On various occasions, we have provided notice that such legal expenses will be added to our unrecovered investment balance to the extent they are not reimbursed. To date, we have not received any payments on account of legal expenses aside from our receipt of regular monthly production payments. As a result, we added our legal expenses to the unrecovered investment balance in accordance with our transaction documents. As of June 30, 2019, substantially all of the $6.5 million in legal and consulting fees have been added to, and are thus included in, the unrecovered investment balance under the terms of our transaction documents. Legal expenses of $1.2 million have been added to our unrecovered investment balance during the six months ended June 30, 2019. Production recommenced on the MC941 and MC 942 wells in April 2018. Previously, these wells ceased production in November 2016 as a result of the Bennu Chapter 7 bankruptcy. In August 2017, the bankruptcy court authorized the sale of certain assets including MC 941 and MC 942 to Equinor, formerly known as StatOil USA E&P, Inc. Equinor recommenced production on these wells in April 2018. Equinor disputes that legal fees are eligible to be included in our unrecovered investment balance, but given that current production is not expected to be sufficient to pay the primary sum and notional interest accruing (which Equinor does not dispute), this legal fee issue is not ripe for debate and efforts are not currently ongoing to resolve it. We note that the fair value of our investment in ATP ORRI is $4.4 million as of June 30, 2019.

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
June 30, 2019
(unaudited)

Note 7: Fair Value
Our investments consisted of the following as of June 30, 2019 and December 31, 2018:

	June 30, 2019				December 31, 2018
(Dollar amounts in thousands)	Cost	% of total	Fair Value	% of total	Cost	% of total	Fair Value	% of total

Portfolio investments
First lien secured debt	$1,667	1.4%	$1,689	2.2%	$496	0.4%	$487	0.6%
Revolving loan facilities	311	0.3%	326	0.4%	361	0.3%	336	0.4%
Unsecured term loan	3,253	2.7%	3,300	4.4%	3,251	2.5%	3,251	4.0%
Second lien debt	53,222	44.3%	53,546	70.1%	47,212	37.4%	46,770	58.0%
Subordinated debt	23,528	19.6%	2,532	3.3%	30,523	24.2%	9,471	11.8%
Limited term royalties	25,144	20.9%	4,411	5.8%	26,450	20.9%	4,778	6.0%
Senior secured note	546	0.4%	559	0.7%	541	0.4%	513	0.6%
Delayed draw term loan	(8)	—%	(6)	—%	—	—%	—	—%
Equity securities	2,500	2.1%	—	—%	2,500	2.0%	—	—%
Total portfolio investments	110,163	91.7%	66,357	86.9%	111,334	88.1%	65,606	81.4%
Government securities
U.S. Treasury Bills	9,998	8.3%	9,998	13.1%	14,989	11.9%	14,989	18.6%
Total investments	$120,161	100.0%	$76,355	100.0%	$126,323	100.0%	$80,595	100.0%

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

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
June 30, 2019
(unaudited)

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

Fair value accounting classifies financial assets and liabilities in their entirety based on the lowest level of input that is significant to the estimated fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment that may affect the valuation of assets and liabilities and their placement within the fair value hierarchy levels. We did not have any liabilities measured at fair value as of June 30, 2019 or December 31, 2018. Amounts outstanding under our Credit Facility are carried at amortized cost in the Consolidated Balance Sheets. As of June 30, 2019, the estimated fair value of our Credit Facility approximated its carrying value of $29.9 million. As of December 31, 2018, the fair value of our Credit Facility approximated its carrying value of $28.9 million. The estimated fair value of the Credit Facility is determined by discounting projected remaining payments using market interest rates for borrowings of OHAI.
The following tables set forth the fair value of our investments by level within the fair value hierarchy as of June 30, 2019 and December 31, 2018 (in thousands):

June 30, 2019	Total	Level 1	Level 2	Level 3
Portfolio investments
Affiliate investments
Subordinated debt	$2,532	$—	$—	$2,532
Total affiliate investments	2,532	—	—	2,532
Non-affiliate investments
First lien secured debt	1,689	—	—	1,689
Second lien debt	53,546	—	43,924	9,622
Subordinated debt	—	—	—	—
Limited term royalties	4,411	—	—	4,411
Senior secured notes	559	—	559	—
Delayed draw term loan	(6)	—	—	(6)
Revolving loan facilities	326	—	—	326
Unsecured term loan	3,300	—	3,300	—
Total non-affiliate investments	63,825	—	47,783	16,042
Total portfolio investments	66,357	—	47,783	18,574
Government securities
U.S. Treasury Bills	9,998	9,998	—	—
Total investments	$76,355	$9,998	$47,783	$18,574

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
June 30, 2019
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
June 30, 2019
(unaudited)

The following tables present roll-forwards of the changes in fair value for all investments for which we determine fair value using unobservable (Level 3) factors for the periods indicated (in thousands):

	First Lien Secured Debt and Limited Term Royalties	Revolving Loan Facilities	Second Lien Debt	Subordinated Debt and Redeemable Preferred Units	Delayed Draw Term Loan	Total Investments
For the three months ended June 30, 2019
Fair value at March 31, 2019	$5,547	$358	$6,000	$2,331	$—	$14,236
Total gains, (losses) and amortization:
Net realized gains (losses)	—	—	—	—	—	—
Net unrealized gains (losses)	77	19	43	201	2	342
Net amortization of premiums, discounts and fees	(725)	(2)	(109)	—	—	(836)
New investments, repayments and settlements, net:
New investments	1,201	764	3,688	—	(8)	5,645
Payment-in-kind	—	—	—	—	—	—
Repayments and settlements	—	(813)	—	—	—	(813)
Fair value at June 30, 2019	$6,100	$326	$9,622	$2,532	$(6)	$18,574

For the six months ended June 30, 2019
Fair value at December 31, 2018	$5,265	$336	$5,880	$2,271	$—	$13,752
Total gains, (losses) and amortization:
Net realized gains (losses)	—	—	—	—	—	—
Net unrealized gains (losses)	970	40	161	261	2	1,434
Net amortization of premiums, discounts and fees	(725)	(1)	(107)	—	—	(833)
New investments, repayments and settlements, net:
New investments	1,201	764	3,688	—	(8)	5,645
PIK	—	—	—	—	—	—
Repayments and settlements	(611)	(813)	—	—	—	(1,424)
Fair value at June 30, 2019	$6,100	$326	$9,622	$2,532	$(6)	$18,574

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
June 30, 2019
(unaudited)

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

During the six months ended June 30, 2019 and 2018, none of our investments in portfolio companies changed among the categories of Control Investments, Affiliate Investments and Non-Affiliate Investments, and there were no transfers among Levels 3, 2 or 1.
We present net unrealized gains (losses) on our consolidated statements of operations as “Net unrealized appreciation (depreciation) on investments.”

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
June 30, 2019
(unaudited)

The following table summarizes the significant unobservable inputs in the fair value measurements of our Level 3 investments by category of investment and valuation technique as of June 30, 2019 (dollars in thousands):

Type of Investment	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs	Weighted Average

Non-Energy Investments:
First lien debt	$1,689	Private transaction comparables	Market yield	8.0% - 10.0%	8.7%

Second lien debt	9,622	Private transaction comparables	Market Yield	9.2% - 12.0%	10.8%

Subordinated debt	2,532	Market comparables	EBITDA multiples	4.0x - 6.0x	5.0x

Revolving loan facilities	326	Market comparables	Market yield	8.0% - 11.0%	10.1%

Delayed draw term loans	(6)	Market comparables	Precedent transaction	N/A	N/A

	14,163

Energy Investments:
Limited term royalties	4,411	Discounted cash flow(1)	Discount rate	10.0% - 20.0%	15.0%

	4,411

Total Level 3 investments	$18,574
(1) Cash flows are based on Proved Developed Producing reserves only. Estimated production volumes are based on January 1, 2019 engineer's reserve report.
As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of June 30, 2019. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market multiples would result in an increase or decrease, respectively in the fair value.

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

Forward-Looking Statements
Certain statements in this Quarterly Report on Form 10-Q that relate to estimates or expectations of our future performance or financial condition may constitute “forward-looking statements.” These forward-looking statements are subject to various risks and uncertainties, which could cause actual results and conditions to differ materially from those projected, including, but not limited to:
•changes in interest rates;

•	the future operating results of our portfolio companies and their ability to achieve their objectives;

•	changes in regional, national or international economic conditions and their impact on the industries in which we invest;

•	disruptions in the credit and capital markets;

•	changes in the conditions of the industries in which we have invested;

•	the adequacy of our cash resources and working capital;

•	the timing of cash flows, if any, from our portfolio companies;

•
our expectations regarding the timetable for completing a transaction with Portman Ridge Finance Corporation ("PTMN"), future financial and operating results, benefits of the transaction and future opportunities of the combined company;

•	disruption to our business as a result of the transaction with PTMN;

•	other factors enumerated in our filings with the SEC; and

•	effects of current and pending legislation.
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
On July 31, 2019, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Portman Ridge Finance Corporation (“PTMN”), Storm Acquisition Sub Inc. (“Acquisition Sub”), and Sierra Crest Investment Management LLC, the investment adviser to PTMN and an affiliate of BC Partners Advisors L.P. and LibreMax Capital LLC. (“PTMN Adviser”). The transaction is the result of OHAI’s previously announced review of strategic alternatives and has been approved by a unanimous vote of the Special Committee of the Board of Directors of OHAI, the Board of Directors of OHAI (other than directors affiliated with Oak Hill Advisors, L.P., the external adviser to OHAI, who abstained from voting) and the Board of Directors of PTMN.
Under the terms of the proposed transaction, OHAI stockholders will receive a combination of (i) a minimum of $8 million in cash (approximately $0.40 per share) from PTMN (as may be adjusted as described below); (ii) PTMN shares valued at 100% of PTMN’s net asset value per share at the time of closing of the transaction in an aggregate number equal to OHAI’s net asset value at closing minus the $8 million PTMN cash merger consideration (as may be adjusted as described below); and (iii) an additional cash payment from the PTMN Adviser, of $3 million in the aggregate, or approximately $0.15 per share.
If the aggregate number of shares of PTMN stock to be issued in connection with the merger would exceed 19.9% of the issued and outstanding shares of PTMN common stock immediately prior to the transaction closing, then the cash consideration payable by PTMN will be increased to the minimum extent necessary such that the aggregate number of shares of PTMN common stock to be issued in connection with the merger does not exceed such threshold. The exact exchange ratio for the stock component of the merger will be determined by the net asset value of OHAI and PTMN as of the closing, calculated as of 5:00 p.m. New York City time on the day prior to the closing of the transaction. In addition to approval by OHAI’s stockholders, the closing of the merger is subject to customary conditions. The parties currently expect the transaction to be completed in the fourth calendar quarter of 2019.

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
The aggregate fair value of our investment portfolio at June 30, 2019 was $66.4 million, with such value comprised of 30 active portfolio investments. Under our previous investment advisor, we focused our investments primarily on small and mid-size companies engaged in the upstream sector of the energy industry, which includes businesses that find, develop and extract energy resources, including natural gas, crude oil and coal.
Part of OHA's investment strategy has been to reduce our historical portfolio concentration in the energy industry and to diversify our portfolio with investments in debt securities of U.S. private and small public middle market companies across industry sectors. The exposure of our investment portfolio to the energy sector was 7% at June 30, 2019 compared to 74% at September 30, 2014, on a fair value basis.
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
Also in February 2019, we purchased $1.2 million of second lien term loan in PharMerica, a leading provider of health and pharmacy services to assisted living, skilled nursing, public health, long-term care, and post-acute care settings. The PharMerica second lien term loan was purchased at a 2.5% discount to par, earns interest payable in cash at a rate of LIBOR+8.50% with a 1% LIBOR floor and matures in March 2027.

In March 2019, we sold $0.4 million of our second lien term loan in WASH Multifamily Laundry, or WASH, at a price of 99.0% of par.
In March 2019, we sold $0.1 million of our second lien term loan in Coinamatic Canada, Inc., or Coinamatic, at a price of 99.0% of par.
In April 2019, we purchased $1.4 million of second lien term loan in Aptean, a global leader in enterprise business software. The Aptean second lien term loan was purchased at a 2.0% discount to par, included a commitment fee of 1.0%, earns interest payable in cash at a rate of LIBOR+8.50% and matures in April 2027.
Also April 2019, we purchased $1.5 million of second lien term loan in Blackboard Transact, an educational technology company. The Blackboard Transact second lien term loan was purchased at a 2.0% discount to par, included a commitment fee of 1.5%, earns interest payable in cash at a rate of LIBOR+8.50% and matures in April 2027.
Also in April 2019, we sold our remaining investment in TIBCO Software, Inc., or TIBCO at a price of 106.375% to par, resulting in a realized capital gain of $0.2 million or $0.01 per share and generated a gross internal rate of return of 18.6% and return on investment of 1.38x.
In May 2019, we purchased $0.6 million of second lien term loan in Allied Universal Holdco LLC., or Allied Universal, adding to our $1.25 million position which was previously acquired in March 2018. The $0.6 million loan was purchased at a 0.75% discount to par, earns interest payable in cash at a rate of LIBOR+8.50% with a 1% floor and matures in July 2023.
In June 2019, we purchased $0.8 million of second lien term loan and $0.2 million of delayed draw term loan in Imperial Dade (BDPE Empire Holdings), or Imperial Dade, a leading independently owned distributor of food service packaging, facilities maintenance supplies and equipment. The Imperial Dade second lien term loan was purchased at a 1% discount to par, included a commitment fee of 1.5%, earns interest payable in cash at a rate of LIBOR+8.0%, and matures in June 2027.
Also in June 2019, we purchased $1.2 million of first lien term loan, $0.4 million of delayed draw term loan, and $0.1 million of revolving loan facility in JS Held, a global consulting firm with expertise in construction, environmental health and safety equipment, forensic architecture and engineering services. The JS Held first lien term loan was purchased at a 1% discount to par, included a commitment fee of 1.5%, earns interest payable in cash at a rate of LIBOR+6.0%, and matures in July 2025.
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

	June 30, 2019			December 31, 2018
	Weighted Average Yields(1)			Weighted Average Yields(1)
		Percentage of Portfolio			Percentage of Portfolio
		Cost	Fair Value		Cost	Fair Value
First lien secured debt	8.8%	1.5%	2.6%	9.4%	0.5%	0.7%
Second lien debt	10.5%	48.3%	80.7%	10.5%	42.4%	71.3%
Subordinated debt	—%	21.3%	3.8%	10.3%	27.4%	14.4%
Revolving loan facility	10.3%	0.3%	0.5%	10.5%	0.3%	0.5%
Unsecured term loan	9.3%	3.0%	5.0%	9.1%	2.9%	5.0%
Limited term royalties	—%	22.8%	6.6%	—%	23.8%	7.3%
Senior secured note	11.4%	0.5%	0.8%	9.6%	0.5%	0.8%
Delayed draw term loan	—%	—%	—%	—%	—%	—%
Equity securities
Membership and partnership units	—%	2.3%	—%	—%	2.2%	—%
Total equity securities	—%	2.3%	—%	—%	2.2%	—%
Total portfolio investments	10.4%	100.0%	100.0%	10.4%	100.0%	100.0%
(1) Weighted average yield based on cost and excludes non-yielding assets. Yields are based on the most current interest rates in effect at the end of the period.

As of June 30, 2019 and December 31, 2018, the total fair value of our portfolio investments was $66.4 million and $65.6 million, respectively. Of those fair value totals, approximately $18.6 million, or 28.0%, as of June 30, 2019, and $13.8 million, or 21.0%, as of December 31, 2018 are determined using significant unobservable (i.e., Level 3) inputs.

Results of Operations

Investment Income
Investment income includes interest on our investments and dividend income. Other income includes prepayment fees and modification fees we receive in connection with certain of our investments. These fees are recognized as earned.

Investment Income	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2019	2018	2019	2018

Interest income	$1,500	$2,525	$3,003	$4,753
Other income	20	102	46	157
Total investment income	$1,520	$2,627	$3,049	$4,910
For the three months ended June 30, 2019, total investment income was $1.5 million, a 42% decrease from $2.6 million of total investment income for the three months ended June 30, 2018. The decrease in investment income was primarily attributable to placing our investment in OCI subordinated notes on full non-accrual in the fourth quarter of 2018 and $0.1 million decrease in other income from money market income due to lower cash balances. This decrease was partially offset by an increase of $0.2 million in non-affiliate investment interest income.
For the six months ended June 30, 2019 , total investment income was $3.0 million, a 38% decrease from $4.9 million of total investment income for the six months ended June 30, 2018. The decrease in investment income was primarily attributable to placing our investment in OCI subordinated notes on full non-accrual in the fourth quarter of 2018 and $0.1 million decrease in other income from money market income due to lower cash balances. This decrease was partially offset by an increase of $0.6 million in non-affiliate investment interest income.

Operating Expenses
Operating expenses include interest expense and our allocable portion of operating expenses incurred on our behalf by our investment advisor and our administrator. Other general and administrative expenses include our allocated share of employee, facilities, and stockholder services incurred by our administrator.

Operating Expenses	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2019	2018	2019	2018

Interest expense and bank fees	$611	$801	$1,240	$1,624
Management fees	304	384	620	784
Incentive fees	78	(1)	78	—
Costs related to strategic alternatives review	282	—	309	75
Professional fees	235	309	488	952
Other general and administrative expenses	435	372	823	742
Directors fees	61	62	122	123
Operating expenses before incentive fee waiver	$2,006	$1,927	$3,680	$4,300
Incentive fee waiver	—	1	—	—
Total operating expenses, net of incentive fee waiver	$2,006	$1,928	$3,680	$4,300
For the three months ended June 30, 2019, operating expenses increased by 4.1% to $2.0 million from $1.9 million compared to the three months ended June 30, 2018. The increase in operating expenses is due to $0.3 million of costs related to strategic alternatives review, $79 thousand in incentive fees, and $0.1 million in other general and administrative expenses. This increase is partially offset by decreases in lower interest expense and bank fees by 23.7% to $0.6 million from $0.8 million compared to the same period in the prior year largely due to lower amount outstanding on our Credit Facility, as well as lower amortization of debt issuance cost. Management fees decreased by 20.8% to $0.3 million from $0.4 million due to lower average asset base subject to the base management fee. Professional fees decreased by 23.9% to $0.2 million from $0.3 million primarily due to lower legal costs.
For the six months ended June 30, 2019, operating expenses decreased by 14.4% to $3.7 million from $4.3 million compared to the six months ended June 30, 2018. Interest expense and bank fees decreased by 23.6% to $1.2 million from $1.6 million compared to the same period in the prior year largely due to lower amount outstanding on our Credit Facility and lower amortization of debt issuance cost. Professional fees decreased by 48.7% to $0.5 million from $1.0 million primarily due to lower legal costs, and Management fees decreased by 20.9% to $0.6 million from $0.8 million due to lower base management fees as a result of lower average asset base subject to the base management fee. This decrease was partially offset by an increase of $0.2 million in costs related to strategic alternatives review, $0.1 million in other general and administrative expense, and $0.1 million in incentive fees.
Under the Investment Advisory Agreement, the investment income incentive fee is calculated quarterly at a rate of 20% of quarterly net investment income above a “hurdle rate” of 1.75% per quarter (7% annualized) with a “catch up” provision. For the three months ended June 30, 2019 and June 30, 2018, we did not incur any investment income incentive fees. For the six months ended June 30, 2019 and June 30, 2018, we did not incur any investment income incentive fees.
The second part of the incentive fee, the capital gains incentive fee, is determined and payable in arrears as of the end of each fiscal year (or, upon termination of the Investment Advisory Agreement, as of the termination date). The capital gains incentive fee is equal to 20% of our cumulative aggregate realized capital gains from September 30, 2014 through the end of that fiscal year, computed net of our cumulative aggregate realized capital losses and cumulative aggregate unrealized depreciation on investments for the same time period. The aggregate amount of any previously paid capital gains incentive fees to OHA is subtracted from the capital gains incentive fee calculated. If such amount is negative, then there is no capital gains fee for such year. For the purposes of the capital gains fee, any gains and losses associated with our investment portfolio as of September 30, 2014 shall be excluded from the capital gains fee calculation. For the three months ended June 30, 2019 we accrued $78,000 in capital gains incentive fees and for the three months ended June 30, 2018 we reversed the $1,000 accrual from the prior quarter in capital gains incentive fees. For the six months ended June 30, 2019 we accrued $78,000 in capital gains incentive fees and for the six months ended June 30, 2018, we did not accrue any capital gains incentive fees.
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

Net Investment Income (Loss)	For the three months ended June 30,		For the six months ended June 30,
(in thousands, except per share data)	2019	2018	2019	2018

Net investment income (loss)	$(501)	$667	$(646)	$572
Net investment income (loss) per common share	$(0.02)	$0.03	$(0.03)	$(0.01)
During the three month period ended June 30, 2019, the decrease in net investment loss compared to the three month period ended June 30, 2018 was primarily driven by a decrease in investment income related to payment in kind income, interest income from our affiliate investment, and increased expense in costs related to strategic alternatives review, partially offset by higher investment income in our non-affiliate investments.
During the six month period ended June 30, 2019, the decrease in net investment loss compared to the six month period ended June 30, 2018 was primarily driven by a decrease in investment income related to payment in kind income, interest income from our affiliate investment, and increased expense in costs related to strategic alternatives review, partially offset by higher investment income in our non-affiliate investments, decreased professional fees, and lower interest expense.

Net Realized Gains and Losses
Net realized gains and losses is the difference between the net proceeds received from dispositions of portfolio investments and their stated costs. Realized losses may also be recorded in connection with our determination that certain investments are considered worthless securities and/or meet the conditions for loss recognition per the applicable tax rules.

Net Realized Gains and Losses	For the three months ended June 30,		For the six months ended June 30,
(in thousands, except per share data)	2019	2018	2019	2018

Net realized capital gain (loss) on investments	$409	$(55,965)	$629	$(55,952)
Provision for taxes on realized loss	—	—	—	(42)
Net realized capital gains (losses)	$409	$(55,965)	$629	$(55,994)
Net realized capital gains (losses) per common share	$0.02	$(2.77)	$0.03	$(2.78)
For the three months ended June 30, 2019, we realized a capital gain of $0.2 million on our investment in TIBCO Software, Inc. (or TIBCO) and $0.2 million related to a sales price adjustment from the 2016 disposal of a legacy investment. For the three months ended June 30, 2018, we realized a capital loss of $56.3 million related to our investment in Castex Energy 2005, LP redeemable referred LP units (Castex), partially offset by a realized capital gain of $0.4 million related to a sales price adjustment from the 2011 disposal of our investments in Alden Resources (or Globe BG, LLC).
For the six months ended June 30, 2019, we realized capital gains of $0.2 million on our investment in Avantor Performance Materials, Inc.(or Avantor), $0.2 million on our investment in TIBCO, and $0.2 million related to a sales price adjustment from the 2016 disposal of a legacy investment. For the six months ended June 30, 2018, we realized a capital loss of $56.3 million related to our investment in Castex, partially offset by realized capital gains of $0.4 million related to a sales price adjustment from the 2011 disposal of our investments in Globe BG, LLC, sale of our partial investment in MyEyeDr second lien term loan, and sale of our investment in SMG Holdings, Inc. second lien term loan.
Net Unrealized Appreciation or Depreciation on Investments
Net unrealized appreciation or depreciation is the net change in the fair value of our investments during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.

Net Unrealized Appreciation (Depreciation) on Investments	For the three months ended June 30,		For the six months ended June 30,
(in thousands, except per share data)	2019	2018	2019	2018

Affiliate investments	$201	$(1,246)	$261	$(2,252)
Non-affiliate investments	248	57,552	1,660	60,413
Net unrealized appreciation (depreciation) on investments	$449	$56,306	$1,921	$58,161
Net unrealized appreciation (depreciation) on investments per common share	$0.02	$2.79	$0.10	$2.88

Affiliate Investments
For the three months ended June 30, 2019, the net unrealized appreciation on our affiliate investments was attributable to unrealized appreciation of our investments in OCI. For the three months ended June 30, 2018, the net unrealized depreciation on our affiliate investments was attributable to unrealized depreciation of our investments in OCI.
For the six months ended June 30, 2019, the net unrealized appreciation on our affiliate investments was attributable to unrealized appreciation of our investments in OCI. For the six months ended June 30, 2018, the net unrealized depreciation on our affiliate investments was attributable to unrealized depreciation of our investments in OCI.
Non-Affiliate Investments
For the three months ended June 30, 2019, the net unrealized appreciation on our non-affiliate investments was primarily attributable to the unrealized appreciation on our investments of $0.1 million in MyEyeDr, $0.1 million in ATP Oil & Gas Corporation, $43 thousand in Ardonagh, and $32 thousand in PowerSchool and other various investments, partially offset primarily by unrealized depreciation due to the reversal of $0.2 million of our investment in TIBCO, due to realization. For the three months ended

June 30, 2018, the net unrealized appreciation on our non-affiliate investments was primarily attributable to the reversal of $56.3 million unrealized depreciation, due to realization, of our investment in Castex.
For the six months ended June 30, 2019, the net unrealized appreciation on our non-affiliate investments was primarily attributable to the unrealized appreciation on our investments of $0.9 million in ATP Oil & Gas Corporation, $0.3 million in MyEyeDr, $0.1 million in Ministry Brands, and $64 thousand in Allied Universal, partially offset primarily by unrealized depreciation due to the reversal of $0.2 million of our investment in TIBCO, due to realization. For the six months ended June 30, 2018, the net unrealized appreciation on our non-affiliate investments was primarily attributable to $2.9 million unrealized appreciation in Talos Production, LLC, senior unsecured note upon it's maturity and repayment and the reversal of $56.3 million unrealized depreciation, due to realization, of our investment in Castex.

Net Increase in Net Assets Resulting from Operations	For the three months ended June 30,		For the six months ended June 30,
(in thousands, except per share data)	2019	2018	2019	2018

Net increase in net assets resulting from operations	$357	$1,008	$1,904	$2,739
Net increase in net assets resulting from operations per common share	$0.02	$0.05	$0.09	$0.13
For the three months ended June 30, 2019, the decrease in net assets resulting from operations compared to the three months ended June 30, 2018 is attributable to a decrease in net investment income of $1.2 million resulting in net investment loss, partially offset by an increase in net realized gain and unrealized appreciation of $0.5 million.
For the six months ended June 30, 2019, the decrease in net assets resulting from operations compared to the six months ended June 30, 2018 primarily attributable to a decrease in net investment income of $1.2 million resulting in net investment loss, partially offset by an increase in net realized gain and unrealized appreciation of $0.4 million.

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
Cash Flows
At June 30, 2019 and June 30, 2018, we had cash and cash equivalents totaling $2.8 million and $19.4 million, respectively.
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
During the six months ended June 30, 2019, we experienced a net decrease in cash and cash equivalents in the amount of $0.3 million. During the period, our operating activities provided $4.4 million in cash. Excluding net proceeds from redemptions of U.S. Treasury Bills in the amount of $5.0 million, our operating activities used $0.6 million consisting of $8.3 million provided by proceeds from redemption or sale of investments in portfolio securities, partially offset by $7.7 million in purchases of new investments in portfolio securities, $2.1 million used in due to broker, and $1.9 million used in net unrealized depreciation on investments. In addition, financing activities used cash of $4.7 million which primarily related to net repayments under our repurchase agreement of $4.9 million, net borrowings under credit facilities of $1.0 million, and cash distributions paid to our stockholders in the amount of $0.8 million.
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
Distributions to Stockholders
For the three months ended June 30, 2019, we paid cash distributions totaling $0.4 million, or $0.02 per share, to our common stockholders compared to $0.4 million, or $0.02 per share, during the three months ended June 30, 2018. For the six months ended June 30, 2019, we paid cash distributions totaling $0.8 million, or $0.04 per share, to our common stockholders compared to $0.8 million, or $0.04 per share, during the six months ended June 30, 2018.
We currently intend to continue to distribute, out of assets legally available for distribution and as determined by our Board of Directors, in the form of quarterly distributions, a minimum of 90% of our annual investment company taxable income to our stockholders through the closing of the Merger.
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
On August 5, 2019, we exercised our option to extend the Credit Facility through March 9, 2020, as permitted in our existing Credit Agreement.
As of June 30, 2019, the total amount outstanding under the Credit Facility was $30.0 million with $4.0 million available to draw. As of December 31, 2018, the total amount outstanding under the Credit Facility was $29.0 million with $7.0 million available to draw. The total amount outstanding on the Credit Facility is shown net of unamortized debt issuance costs of $0.1 million and $0.1 million on our Consolidated Balance Sheet as of June 30, 2019 and December 31, 2018, respectively. Substantially all of our assets, except our investments in U.S. Treasury Bills, are pledged as collateral for the obligations under the Credit Facility. The Credit Facility bears an interest rate of Adjusted LIBOR plus 4.95% for Eurodollar Loans, subject to a 1% LIBOR floor, and Base Rate plus 3.95% for Base Rate Loans. As of June 30, 2019, the interest rate on our outstanding principal balance of $30.0 million was 7.39%.
The Credit Facility contains affirmative and reporting covenants and certain financial ratio and restrictive covenants. We have complied with these covenants from the date of the Credit Agreement through June 30, 2019, and had no existing defaults or events of default under the Credit Facility. The financial covenants, with terms as defined in the Credit Agreement, are:

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
In connection with the Merger, PTMN will pay off the outstanding principal and accrued interest under the Credit Facility.

Repurchase Agreements
At the end of each quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which includes purchasing U.S. Treasury Bills, by utilizing repurchase agreements on a temporary basis. On June 28, 2019, we purchased $10.0 million of U.S. Treasury Bills and contemporaneously entered into a $9.8 million repurchase arrangement with a global financial institution to finance such purchase. Under the repurchase arrangement, we transferred $10.0 million of U.S. Treasury Bills and $0.2 million of cash as collateral under the repurchase agreement. We repaid the $9.8 million borrowed under the repurchase agreement, and was returned the $0.2 million cash collateral, net of a $3 thousand financing fee excluding interest earned in the amount of $2 thousand upon maturity of the U.S. Treasury Bills on July 2, 2019. We account for the transfer of the U.S. Treasury Bills under the repurchase agreement as a secured borrowing in accordance with GAAP. As a result, the U.S. Treasury Bills are recorded on our books as investments in U.S. Treasury Bills, and the amount outstanding under the repurchase agreement is recorded as a current liability at June 30, 2019.
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
Distributions
We have elected to operate our business to be taxed as a RIC for federal income tax purposes. As a RIC, we generally are not required to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we distribute to our stockholders as distributions. To maintain our RIC status, we must meet specific source-of-income and asset diversification requirements and distribute annually an amount equal to at least 90% of our “investment company taxable income” (which generally consists of ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, reduced by deductible expenses) and net tax-exempt interest. In order to avoid certain excise taxes imposed on RICs, we generally must distribute during each calendar year an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year (taking into account certain deferrals and elections), (2) 98.2% of our capital gain net income (i.e., realized capital gains in excess of realized capital losses) for the one-year period ended on October 31 of that calendar year, and (3) 100% of any ordinary income or capital gain net income not distributed in prior years and on which we did not pay corporate-level federal income taxes. We currently have historically made distributions in an amount sufficient to satisfy the annual distribution requirement and to avoid the excise taxes.
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
As of July 9, 2019, the date of our most recent distribution payment, holders of approximately 79,000 shares, or approximately 0.4% of the 20,172,392 outstanding shares, were participants in the DRIP plan. During 2018, we declared distributions totaling $0.08 per common share.
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

Portfolio Credit Quality
At June 30, 2019, a meaningful portion of our portfolio investments were in negotiated, and often illiquid, securities of middle market businesses. As of June 30, 2019, we had certain investments related to two portfolio companies on non-accrual status with an aggregate cost and fair value of $51.2 million and $6.9 million, respectively. Our investment in OCI Holdings, LLC subordinated notes was placed on non-accrual on October 1, 2018. Effective July 1, 2015, ATP was placed on non-accrual status based on estimated future production payments additionally, income is recognized to the extent cash is received. Beginning in April 2018 all future production payments received will be applied to ATP's cost basis. Our portfolio investments at fair value were approximately 60.2% and 58.9% of the related cost basis as of June 30, 2019 and December 31, 2018, respectively.

Non-accruing and non-income producing investments	June 30, 2019		December 31, 2018
(in thousands)	Cost	Fair Value	Cost	Fair Value

Non-accruing investments
ATP Oil & Gas Corporation/Bennu Oil & Gas, LLC (non-accrual cash basis July 2015; full non-accrual April 2018)	$25,144	$4,411	$26,450	$4,778
OCI Holdings, LLC (non-accrual October 2018)	23,528	2,532	23,528	2,271
Total non-accruing investments	$48,672	$6,943	$49,978	$7,049

Non-income producing investments
OHA/OCI Investments, LLC Class A Units	$2,500	$—	$2,500	$—
Total non-income producing investments	$2,500	$—	$2,500	$—
Total non-accruing and non-income producing investments	$51,172	$6,943	$52,478	$7,049

Contractual Obligations and Off-Balance Sheet Arrangements
The following table summarizes our contractual payment obligations at June 30, 2019 (in thousands):

Credit facilities(1)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Credit Facility(3)	$30,000	$30,000	$—	$—	$—
Repurchase Agreement(2)	9,798	9,798	—	—	—
Total	$39,798	$39,798	$—	$—	$—
(1) Excludes accrued interest amounts.
(2) Amount outstanding under the Repurchase Agreement was repaid on July 2, 2019.
(3) As noted elsewhere in this Quarterly Report on Form 10-Q, PTMN will be required to pay off the outstanding principal and accrued interest under the Credit Facility in connection with the Merger.
From time to time we could have unused commitments to extend credit to our portfolio companies. Generally, these commitments have fixed expiration dates, and we do not fund the entire amounts before they expire. Therefore, these commitment amounts do not necessarily represent future cash requirements, and we do not report the unused portions of these commitments on our Consolidated Balance Sheets. At June 30, 2019 we had unused credit commitments on our investments in the amount of $1.4 million of ClearChoice revolver, $0.4 million of JS Held delayed draw term loan, $0.2 million of Imperial Dade delayed draw term loan, and $0.1 million of JS Held revolver.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q (June 30, 2019), we performed an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2019, our disclosure controls and procedures were effective in providing reasonable assurance (i) that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) that such information is accumulated and communicated to management in a manner that allows timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
No changes in internal control over financial reporting occurred during the quarter ended June 30, 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act).

PART II – OTHER INFORMATION

Item 1. Legal Proceedings
The information set forth under the heading “Legal Proceedings” in Note 6 to our interim consolidated financial statements is incorporated herein by reference.

Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed below and the risk factors described in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and these discussed below are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.
Risks Related to the Merger
The announcement and pendency of the proposed Merger could adversely affect our business, financial results and operations.
The announcement and pendency of the proposed Merger could cause disruptions in and create uncertainty surrounding our business, including affecting our relationships with our existing and future borrowers and employees, which could have a significant negative impact on our future revenues and results of operations, regardless of whether the Merger is completed. In particular, OHA could potentially lose important personnel as a result of the departure of employees who decide to pursue other opportunities in light of the proposed transaction and our existing borrowers may elect to refinance their loans with other lenders. In addition, we have diverted, and will continue to divert, significant management resources towards the completion of the Merger, which could have a significant negative impact on our future revenues and results of operations.
We are also subject to restrictions on the conduct of our business prior to the completion of the Mergers as provided in the Merger Agreement, generally requiring us to conduct our business only in the ordinary course and subject to specific limitations, including, among other things, certain restrictions on our ability to make certain capital expenditures, investments and acquisitions, sell, transfer or dispose of our assets, amend our organizational documents and enter into or modify certain contracts. These restrictions could prevent us from pursuing otherwise attractive business opportunities, industry developments and future opportunities and may otherwise have a significant negative impact on our future revenues and results of operations.
Failure to complete the proposed Merger could adversely affect our business and operations.
There is no assurance that the proposed Merger will occur or that the conditions to the proposed Merger will be satisfied in a timely manner or at all. Completion of the Merger is subject to closing conditions, including the approval of our stockholders that, if not satisfied, will prevent the Merger from being completed. If our stockholders do not adopt the Merger Agreement or other closing conditions to the Merger are not satisfied, the resulting failure of the Merger could have a material adverse impact on our business and operations.
Under certain circumstances, we are obligated to pay a termination fee or other amounts upon termination of the Merger Agreement. The Merger Agreement contains certain termination rights for us and PTMN and provides that, in connection with the termination of the Merger Agreement under specified circumstances, we may be required to pay PTMN a termination fee of approximately $1.3 million. There can be no assurance that the Merger will be completed, and the obligation to make that payment in certain circumstances may have an adverse impact on our financial condition and our stock price.
The Merger Agreement contains provisions that could discourage or make it difficult for a third party to acquire us prior to the completion of the proposed Merger.
The Merger Agreement severely limits our ability to pursue alternatives to the Merger. The Merger Agreement contains non-solicitation and other provisions that, subject to limited exceptions, limit our ability to discuss, facilitate or commit to competing third-party proposals to acquire all or a significant part of OHAI. We can consider and participate in discussions and negotiations with respect to an alternative proposal only in very limited circumstances so long as certain notice and other procedural requirements are satisfied. In addition, subject to certain procedural requirements (including the ability of PTMN to revise its offer) and the payment of a $1.3 million termination fee, we may terminate the Merger Agreement and enter into an agreement with a third party that makes a superior proposal. These provisions may discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of us from considering or proposing that acquisition even if it were prepared to pay consideration with a higher per share market price than that proposed in connection with the Merger.

If the Mergers are not completed or we are not otherwise acquired, we may consider other strategic alternatives which are subject to risks and uncertainties.
If the Mergers are not completed, our board of directors may review and consider various alternatives available to us, including, among others, continuing as a stand-alone public company with no material changes to our business or seeking an alternate transaction. These strategic or other alternatives available to us may involve various additional risks to our business, including, among others, distraction of our management team and associated expenses as described above in connection with the proposed Merger, and risks and uncertainties related to our ability to complete any such alternatives and other variables which may adversely affect our operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

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

OHA INVESTMENT CORPORATION

Date:	August 12, 2019	By:	/s/ STEVEN T. WAYNE
Steven T. Wayne
President and Chief Executive Officer

Date:	August 12, 2019	By:	/s/ CORY E. GILBERT
Cory E. Gilbert
Chief Financial Officer and Treasurer

Index to Exhibits

Exhibit No.	Exhibit

31.1	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Executive Officer
31.2	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Financial Officer
32.1	Section 1350 Certification by the Chief Executive Officer
32.2	Section 1350 Certification by the Chief Financial Officer
____________