Form 10-Q
period 2019-09-30
OHA Investment Corp
filed 2019-11-12
CIK 1297704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
or
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
As of November 12, 2019, there were 20,172,392 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

OHA INVESTMENT CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2019	December 31, 2018
	(unaudited)
Assets
Investments in portfolio securities at fair value
Affiliate investments (cost: $26,028 and $26,028, respectively)	$2,422	$2,271
Non-affiliate investments (cost: $80,722 and $85,306, respectively)	59,982	63,335
Total portfolio investments (cost: $106,750 and $111,334, respectively)	62,404	65,606
Investments in U.S. Treasury Bills at fair value (cost: $9,999 and $14,989, respectively)	9,999	14,989
Total investments	72,403	80,595
Cash and cash equivalents	4,497	3,124
Accounts receivable and other current assets	492	499
Interest receivable	425	224
Other prepaid assets	34	19
Deferred tax asset	158	316
Total current assets	5,606	4,182
Total assets	$78,009	$84,777

Liabilities
Current liabilities
Due to broker	$199	$3,251
Distributions payable	403	403
Accounts payable and accrued expenses	1,697	683
Due to affiliate (Note 4)	122	571
Management and incentive fees payable (Note 4)	351	366
Income taxes payable	39	39
Repurchase agreement	9,800	14,689
Short-term debt, net of debt issuance costs	29,894	—
Total current liabilities	42,505	20,002
Long-term debt, net of debt issuance costs	—	28,866
Total liabilities	42,505	48,868
Commitments and contingencies (Note 6)
Net assets
Common stock, $.001 par value, 250,000,000 shares authorized; 20,172,392 and 20,172,392 shares issued and outstanding, respectively	20	20
Paid-in capital in excess of par	211,907	211,907
Total distributable earnings (loss)	(176,423)	(176,018)
Total net assets	35,504	35,909
Total liabilities and net assets	$78,009	$84,777
Net asset value per share	$1.76	$1.78
(See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Investment income:
Interest income:
Affiliate investments	$—	$(209)	$—	$43
Payment-in-kind from affiliate investments	—	668	—	2,722
Non-affiliate investments	1,496	1,360	4,499	3,807
Money market interest	18	50	50	190
Other income	4	17	18	34
Total investment income	1,518	1,886	4,567	6,796
Operating expenses:
Interest expense and bank fees	620	767	1,860	2,391
Management fees (Note 4)	305	397	925	1,181
Incentive fees (Note 4)	(32)	6	46	6
Costs related to strategic alternatives review	754	—	1,063	75
Professional fees	(31)	260	406	1,120
Allocation of administrative expenses from advisor (Note 4)	371	298	1,113	962
Other general and administrative expenses	29	40	161	210
Directors' fees	62	61	184	184
Total operating expenses	2,078	1,829	5,758	6,129
Waived incentive fees (Note 4)	—	(6)	—	(6)
Income tax provision, net	—	7	15	45
Net investment income (loss)	(560)	56	(1,206)	628
Realized and unrealized gain (loss) on investments:
Net realized capital gain (loss) on investments
Control investments	—	—	178	—
Non-affiliate investments	—	—	451	(55,952)
Provision for taxes	—	3	—	(39)
Total net realized capital gain (loss) on investments	—	3	629	(55,991)
Net unrealized appreciation on investments
Affiliate investments	(110)	(7,812)	151	(10,064)
Non-affiliate investments	(429)	1,804	1,231	62,218
Total net unrealized appreciation (depreciation) on investments	(539)	(6,008)	1,382	52,154

Net increase (decrease) in net assets resulting from operations	$(1,099)	$(5,949)	$805	$(3,209)

Net increase (decrease) in net assets resulting from operations per common share	$(0.05)	$(0.29)	$0.04	$(0.16)

Distributions declared per common share	$0.02	$0.02	$0.06	$0.06
Weighted average shares outstanding - basic and diluted	20,172	20,172	20,172	20,172
 (See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
(in thousands, except share data)
(unaudited)

	Common Stock		Paid in Capital in Excess of Par	Distributable Earnings (Loss)	Total Net Assets
	Shares	Par Amount
Balance at December 31, 2018	20,172,392	$20	$211,907	$(176,018)	$35,909
Net investment loss	—	—	—	(145)	(145)
Net realized and unrealized gain	—	—	—	1,692	1,692
Distributions to common stockholders	—	—	—	(404)	(404)
Balance at March 31, 2019	20,172,392	20	211,907	(174,875)	37,052
Net investment loss	—	—	—	(501)	(501)
Net realized and unrealized gain	—	—	—	858	858
Distributions to common stockholders	—	—	—	(403)	(403)
Balance at June 30, 2019	20,172,392	20	211,907	(174,921)	37,006
Net investment loss	—	—	—	(560)	(560)
Net realized and unrealized loss	—	—	—	(539)	(539)
Distributions to common stockholders	—	—	—	(403)	(403)
Balance at September 30, 2019	20,172,392	$20	$211,907	$(176,423)	$35,504

	Common Stock		Paid in Capital in Excess of Par	Distributable Earnings (Loss)	Total Net Assets
	Shares	Par Amount
Balance at December 31, 2017	20,172,392	$20	$234,553	$(186,802)	$47,771
Net investment loss	—	—	—	(95)	(95)
Net realized and unrealized gain	—	—	—	1,827	1,827
Distributions to common stockholders	—	—	—	(404)	(404)
Balance at March 31, 2018	20,172,392	20	234,553	(185,474)	49,099
Net investment income	—	—	—	667	667
Net realized and unrealized gain	—	—	—	340	340
Distributions to common stockholders	—	—	—	(403)	(403)
Balance at June 30, 2018	20,172,392	20	234,553	(184,870)	49,703
Net investment income	—	—	—	56	56
Net realized and unrealized loss	—	—	—	(6,004)	(6,004)
Distributions to common stockholders	—	—	—	(403)	(403)
Balance at September 30, 2018	20,172,392	$20	$234,553	$(191,221)	$43,352

(See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the nine months ended September 30,
	2019	2018
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$805	$(3,209)
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Payment-in-kind interest	—	(3,550)
Net amortization of premiums, discounts and fees	(203)	(371)
Net realized capital (gain) loss on investments	(629)	55,952
Net unrealized depreciation (appreciation) on investments	(1,382)	(52,153)
Purchase of investments in portfolio securities	(12,014)	(25,599)
Proceeds from redemption or sale of investments in portfolio securities	15,173	20,686
Proceeds from revolving loans, net of draws	369	16
Purchase of investments in U.S. Treasury Bills	(30,000)	(52,000)
Proceeds from redemption of investments in U.S. Treasury Bills	34,990	50,001
Proceeds from ATP production payments applied to cost basis	1,889	860
Amortization of debt issuance costs on Credit Facility	103	226
Effects of changes in operating assets and liabilities:
Accounts receivable and other current assets	9	(7)
Interest receivable	(201)	227
Prepaid assets	(15)	(4)
Payables and accrued expenses	999	(477)
Deferred tax asset	158	39
Due from broker	(3)	—
Due to broker	(3,052)	—
Due to affiliate	(449)	(434)
Net cash provided by (used in) operating activities	6,547	(9,797)
Cash flows from financing activities:
Borrowings under credit facilities	3,000	—
Borrowings under repurchase agreement	29,394	50,942
Debt issuance cost paid	(75)	(174)
Repayments on Credit Facility	(2,000)	(7,000)
Repayments on repurchase agreement	(34,283)	(48,982)
Distributions to common stockholders	(1,210)	(1,210)
Net cash used in financing activities	(5,174)	(6,424)
Net change in cash and cash equivalents	1,373	(16,221)
Cash and cash equivalents, beginning of period	3,124	19,939
Cash and cash equivalents, end of period	$4,497	$3,718

(See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2019
(in thousands, except share amounts and percentages)
(unaudited)

Portfolio Company	Industry Segment	Investment(1)	Acquisition Date(15)	Principal	Cost	Fair Value

Affiliate Investments - (5% to 25% owned)
OCI Holdings, LLC	Home Health Services	Subordinated Note (1M LIBOR+19.0% PIK with a 1.0% floor), 21.05%, due 2/29/2020(2)(6)(11)		$30,187	$23,528	$2,422
OCI Holdings, LLC	Home Health Services	100% of Class A Units in OHA/OCI Investments, LLC representing 20.8% diluted ownership of OCI Holdings, LLC(2)(8)			2,500	—
Subtotal Affiliate Investments - (5% to 25% owned)					$26,028	$2,422

Non-affiliate Investments - (Less than 5% owned)
Equinox Holdings, Inc.	Leisure Goods, Activities, Movies	Second Lien Term Loan (1M LIBOR+7.00% with a 1.0% floor), 9.04%, due 9/6/2024(3)	3/8/2017	$7,000	$6,962	$7,053
PAE Holding Corporation	Aerospace and Defense	Second Lien Term Loan (3M LIBOR+9.50% with a 1.0% floor), 11.60%, due 10/20/2023(3)	10/20/2016	6,888	6,766	6,802
Ministry Brands, LLC	Business Services	Second Lien Term Loan (2M LIBOR+8.00% with a 1.0% floor), 10.09%, due 6/2/2023(2)	5/30/2018	6,000	5,953	6,000
NAVEX	Software	Second Lien Term Loan (3M LIBOR+7.00%), 9.13%, due 9/5/2026(3)	8/9/2018	4,700	4,659	4,659
PowerSchool	Business Services	Second Lien Term Loan (3M LIBOR+6.75%), 8.96%, due 8/1/2026(3)	6/12/2018	3,800	3,766	3,781
ATP Oil & Gas Corporation/Bennu Oil & Gas, LLC	Oil & Natural Gas Production and Development	Limited Term Royalty Interest (notional rate of 13.2%)(2)(7)(11)	9/30/2014	—	24,561	3,672
Sedgwick	Insurance	Unsecured Term Loan, 9.00%, due 12/31/2026(3)	12/31/2018	3,300	3,254	3,300
DexKo Global, Inc.	Automotive	Second Lien Term Loan (3M LIBOR+8.25% with a 1.0% floor), 10.35%, due 7/24/2025(3)	7/13/2017	2,935	2,917	2,935
WASH Multifamily Acquisition, Inc.	Industrials - Laundry Equipment	Second Lien Term Loan (1M LIBOR+7.00% with a 1.0% floor), 9.04%, due 5/14/2023(3)	5/14/2015	2,978	2,966	2,908
Coinamatic Canada, Inc.(5)	Industrials - Laundry Equipment	Second Lien Term Loan (1M LIBOR+7.00% with a 1.0% floor), 9.04%, due 5/14/2023(3)	5/14/2015	522	520	509
Hayward Industries, Inc.	Consumer Goods	Second Lien Term Loan (1M LIBOR+8.25%), 10.29%, due 8/4/2025(3)	7/18/2017	2,159	2,162	2,051

OHA INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - Continued
September 30, 2019
(in thousands, except share amounts and percentages)
(unaudited)

Portfolio Company	Industry Segment	Investment(1)	Acquisition Date(15)	Principal	Cost	Fair Value

Non-affiliate Investments - (Less than 5% owned) - Continued
CentralSquare Technologies	Software	Second Lien Term Loan (1M LIBOR+7.50%), 9.54%, due 8/31/2026(3)	8/15/2018	$2,000	$1,953	$1,903
Ensono	Telecommunications	Second Lien Term Loan (1M LIBOR+9.25%), 11.29%, due 6/27/2026(3)	5/3/2018	1,700	1,639	1,677
Blackboard Transact	Software	Second Lien Term Loan (3M LIBOR+8.50%), 10.76%, due 4/30/2027(2)	3/7/2019	1,455	1,405	1,425
Aptean	Software	Second Lien Term Loan (3M LIBOR+8.50%), 10.60%, due 4/23/2027(2)	2/25/2019	1,400	1,359	1,372
MW Industries (Helix Acquisition)	Industrials	Second Lien Term Loan (3M LIBOR+8.00%), 10.10%, due 9/29/2025(3)	9/28/2017	1,400	1,389	1,340
JS Held	Business Equipment and Services	First Lien Term Loan (LIBOR+6.00%), 8.31%, due 7/1/2025(2)	5/16/2019	1,248	1,218	1,235
JS Held	Business Equipment and Services	Revolver (Funded: Prime+5.00%, Unfunded: 0.5%), 10.00%, due 7/1/2025(2)(12)	5/16/2019	10	7	9
JS Held	Business Equipment and Services	Delayed Draw Term Loan (Funded: LIBOR+6.00%, Unfunded: 1.0%), 8.31%, due 7/1/2025(2)(13)	5/16/2019	—	(6)	(3)
PharMerica	Healthcare	Second Lien Term Loan (1M LIBOR+8.50% with a 1.0% floor), 10.54%, due 3/5/2027(3)	2/19/2019	1,200	1,171	1,212
Caliber Collision	Automotive	Second Lien Term Loan (1M LIBOR+7.25%), 9.29%, due 2/5/2027(3)	12/19/2018	1,100	1,082	1,100
Vertafore, Inc.	Business Services	Second Lien Term Loan (1M LIBOR+7.25%), 9.29%, due 7/2/2026(3)	6/4/2018	900	892	888
Imperial Dade	Food Services	Second Lien Term Loan (1M LIBOR+8.00%), 10.04%, due 6/11/2027(2)	5/20/2019	833	813	825
Imperial Dade	Food Services	Delayed Draw Term Loan (Funded: LIBOR+8.00%), 10.04%, due 6/11/2027(2)(14)	5/20/2019	—	(2)	(2)
Safe Fleet Holdings, LLC	Industrials	Second Lien Term Loan (1M LIBOR+6.75% with a 1.0% floor), 8.79%, due 2/1/2026(3)	1/23/2018	700	697	679

OHA INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - Continued
September 30, 2019
(in thousands, except share amounts and percentages)
(unaudited)

Portfolio Company	Industry Segment	Investment(1)	Acquisition Date	Principal	Cost	Fair Value

Non-affiliate Investments - (Less than 5% owned) - Continued
Ardonagh(5)	Insurance	Senior Secured Notes 8.63%, due 7/15/2023(3)	11/2/2018	$600	$549	$573
ClearChoice (CC Dental Implants Intermediate)	Healthcare	First Lien Term Loan (Last Out) (1M LIBOR+6.50% with a 1.0% floor), 8.90%, due 1/2/2023(2)(10)	3/21/2018	500	496	500
ClearChoice (CC Dental Implants Intermediate)	Healthcare	First Lien Revolver (Last Out) (Funded: 1M LIBOR+6.50% with a 1.0% floor, Unfunded: 0.75%), 8.55%, due 1/2/2023(2)(9)(10)	3/21/2018	—	(11)	—
MedRisk, LLC	Healthcare	Second Lien Term Loan (1M LIBOR+6.75%), 8.79%, due 12/28/2025(3)	1/25/2018	500	498	494
FirstLight Fiber	Telecommunications	Second Lien Term Loan (1M LIBOR+7.50%), 9.54%, due 7/23/2026(3)	6/19/2018	400	396	397
EaglePicher Technologies, LLC	Aerospace and Defense	Second Lien Term Loan (1M LIBOR+7.25%), 9.29% due 3/9/2026(3)	2/23/2018	400	392	388
Edelman Financial Services, LLC	Financial Services	Second Lien Term Loan (1M LIBOR+6.75%), 8.81%, due 7/20/2026(3)	6/26/2018	300	299	300
Subtotal Non-affiliate Investments - (Less than 5% owned)					$80,722	$59,982
Subtotal Portfolio Investments (86.2% of total investments)					$106,750	$62,404

GOVERNMENT SECURITIES
U.S. Treasury Bills (CUSIP 912796SL4)(4)		1.66%	9/30/2019	$10,000	$9,999	$9,999
Subtotal Government Securities (13.8% of total investments)					$9,999	$9,999

TOTAL INVESTMENTS					$116,749	$72,403

NOTES TO CONSOLIDATED SCHEDULE OF INVESTMENTS

(1)
The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"). These investments are generally subject to certain limitations on resale, and may be deemed to be "restricted securities" under the Securities Act. We pledged all of our portfolio investments, except our investments in U.S. Treasury Bills, as collateral for obligations under our Credit Facility. See Note 3 to Consolidated Financial Statements. The majority of the investments bear interest at a rate that maybe determined by reference to London Interbank Offered Rate ("LIBOR") or Prime and which reset daily, monthly, quarterly, semiannually or annually. For each, the Company has provided the spread over LIBOR or Prime and the weighted average current interest rate in effect as of September 30, 2019. Certain investments are subject to a LIBOR or Prime interest rate floor. For fixed rate investments, a spread above a reference rate is not applicable. As of September 30, 2019, the index rates for 1M LIBOR, 2M LIBOR , and 3M LIBOR are 2.02%, 2.07%, and 2.09%, respectively. The actual index rate for each investment listed may not be the applicable index rate outstanding as of September 30, 2019, as the loan may have priced or repriced based on an index rate prior to September 30, 2019. Due dates represent the contractual maturity dates. Common stock and units are non-income producing securities, unless otherwise stated.

OHA INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - Continued
September 30, 2019
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

(5)
We have determined that this investment is not a “qualifying asset” under Section 55(a) of the Investment Company Act of 1940, or the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. We monitor the status of these assets on an ongoing basis. As of September 30, 2019, 1.73% of our investment portfolio was deemed not to be "qualifying assets" under Section 55(a) of the 1940 Act.

(6)
During the fourth quarter of 2016, we executed a series of amendments to our note purchase and security agreement with OCI Holdings, LLC, or OCI, to allow the company to PIK its LIBOR+12% cash interest for November and December 2016. Also, default interest of $0.1 million and current unpaid interest of $0.4 million was added to the principal balance in the fourth quarter 2016. OCI remains in financial covenant default. During 2017, we executed a number of amendments to our note purchase and security agreement with OCI that allows the company to continue to PIK its LIBOR+12% cash interest during 2017. Through June 30, 2018, we have allowed the company to continue to PIK its 12% cash interest while paying the 2% default interest in cash. In June 2018, we executed an amendment to our note purchase and security agreement with OCI to extend its maturity date to August 31, 2019. In September 2018, we executed an amendment to our note purchase and security agreement whereby we exchanged $217,625 of cash default interest previously paid to us by the company in 2018 for PIK interest, which was added to the principal outstanding balance of the note, on and as of the date the default interest payment was originally made. This amendment also allows the company to PIK its default interest through December 31, 2018. In 2019, OCI continues to be in default and continues to PIK all of its interest, including default interest. Beginning in the 4th quarter of 2018, OCI subordinated note was placed on non-accrual status. In October 2019, we executed an amendment to our note purchase and security agreement with OCI to extend its maturity date to February 29, 2020.

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

(9)
Represents a revolving line of credit of which $1.7 million of the $1.7 million total commitment is unfunded at September 30, 2019. The revolving line of credit includes a 0.75% unused fee applied to the unfunded amount. In February 2019, ClearChoice executed an amendment to the financing agreement which increased the amount committed by OHAI under the revolving line of credit from $1.6 million to $1.7 million and modified certain other loan covenants.

(10)	Investment is entitled to skim interest which results in a higher interest rate spread of approximately 30 basis points.

(11)	Investment on non-accrual status and therefore non-income producing.

(12)	Represents a revolving line of credit of which $133 thousand of the $143 thousand total commitment is unfunded at September 30, 2019. The revolving line of credit includes a 0.5% unused fee.

(13)	Represents a delayed draw term loan with a total commitment of $306 thousand all of which is unfunded at September 30, 2019. The delayed draw term loan includes a 1.0% unused fee.

(14)	Represents a delayed draw term loan with a total commitment of $167 thousand all of which is unfunded at September 30, 2019.

(15)	Acquisition date represents the date of initial investment in the portfolio investment.

 (See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2018
(in thousands, except share amounts and percentages)

Portfolio Company	Industry Segment	Investment(1)	Acquisition Date(12)	Principal	Cost	Fair Value

Affiliate Investments - (5% to 25% owned)
OCI Holdings, LLC	Home Health Services	Subordinated Note (1M LIBOR+ 19.0% PIK with a 1.0% floor ), 21.51%, due 8/31/2019(2)(6)(11)		$25,711	$23,528	$2,271
OCI Holdings, LLC	Home Health Services	100% of Class A Units in OHA/OCI Investments, LLC representing 20.8% diluted ownership of OCI Holdings, LLC(2)(8)			2,500	—
Subtotal Affiliate Investments - (5% to 25% owned)					$26,028	$2,271

Non-affiliate Investments - (Less than 5% owned)
Equinox Holdings, Inc.	Leisure Goods, Activities, Movies	Second Lien Term Loan (1M LIBOR+7.0% with a 1.0% floor), 9.52%, due 9/6/2024(3)	3/8/2017	$7,000	$6,957	$7,018
PAE Holding Corporation	Aerospace and Defense	Second Lien Term Loan (2M LIBOR+9.50% with a 1.0% floor), 12.12%, due 10/20/2023(3)	10/20/2016	6,888	6,749	6,785
Ministry Brands, LLC	Business Services	Second Lien Term Loan (1M LIBOR+8.0% with a 1.0% floor), 10.52%, due 6/2/2023(2)	5/30/2018	6,000	5,945	5,880
Avantor Performance Materials, Inc.	Chemicals	Senior Unsecured Notes, 9.00%, due 10/1/2025(3)	9/22/2017	5,000	5,000	5,000
ATP Oil & Gas Corporation/Bennu Oil & Gas, LLC	Oil & Natural Gas Production and Development	Limited Term Royalty Interest (notional rate of 13.2%)(2)(7)(11)	9/30/2014	—	26,450	4,778
CVS Holdings I, LP (MyEyeDr)	Retail	Second Lien Term Loan (1M LIBOR+6.75% with a 1.0% floor), 9.28%, due 2/6/2026(3)	2/1/2018	5,000	4,977	4,725
PowerSchool	Business Services	Second Lien Term Loan (1M LIBOR+6.75%), 9.13%, due 8/1/2026(3)	6/12/2018	3,800	3,763	3,762
WASH Multifamily Acquisition, Inc.	Industrials - Laundry Equipment	Second Lien Term Loan (1M LIBOR+7.0% with a 1.0% floor), 9.52%, due 5/14/2023(3)	5/14/2015	3,404	3,388	3,293
Sedgwick	Insurance	Unsecured Term Loan, 9.00%, due 12/31/2026(3)	12/31/2018	3,300	3,251	3,251
DexKo Global, Inc.	Automotive	Second Lien Term Loan (3M LIBOR+8.25% with a 1.0% floor), 11.05%, due 7/24/2025(3)	7/13/2017	3,000	2,979	3,000

OHA INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - Continued
December 31, 2018
(in thousands, except share amounts and percentages)

Portfolio Company	Industry Segment	Investment(1)	Acquisition Date(12)	Principal	Cost	Fair Value

Non-affiliate Investments - (Less than 5% owned) - Continued
TIBCO Software, Inc.	Software	Senior Unsecured Notes, 11.38%, due 12/1/2021(3)	7/7/2015	$2,100	$1,995	$2,200
Hayward Industries, Inc.	Consumer Goods	Second Lien Term Loan (1M LIBOR+8.25%), 10.77%, due 8/04/2025(3)	7/18/2017	2,159	2,163	2,127
CentralSquare Technologies	Software	Second Lien Term Loan (1M LIBOR+7.50%), 10.02%, due 8/31/2026(3)	8/15/2018	2,000	1,950	2,000
Ensono	Telecommunications	Second Lien Term Loan (1M LIBOR+9.25%), 11.77%, due 6/27/2026(3)	5/3/2018	1,700	1,635	1,653
MW Industries (Helix Acquisition)	Industrials	Second Lien Term Loan (3M LIBOR+8.0%), 10.80%, due 9/29/2025(3)	9/28/2017	1,400	1,388	1,379
Allied Universal Holdco, LLC	Business Services	Second Lien Term Loan (1M LIBOR+8.50% with a 1.0% floor), 11.02%, due 7/28/2023(3)	3/15/2018	1,250	1,250	1,191
Vertafore, Inc.	Business Services	Second Lien Term Loan (3M LIBOR+7.25%), 10.05%, due 7/2/2026(3)	6/4/2018	900	891	865
Safe Fleet Holdings, LLC	Industrials	Second Lien Term Loan (1M LIBOR+6.75% with a 1.0% floor), 9.13%, due 2/1/2026(3)	1/23/2018	700	697	665
Coinamatic Canada, Inc.(5)	Industrials - Laundry Equipment	Second Lien Term Loan (1M LIBOR+7.0% with a 1.0% floor), 9.52%, due 5/14/2023(3)	5/14/2015	596	593	577
Ardonagh(5)	Insurance	Senior Secured Notes, 8.625%, due 7/15/2023(3)	11/2/2018	600	541	513
MedRisk, LLC	Healthcare	Second Lien Term Loan (1M LIBOR+6.75%), 9.27%, due 12/28/2025(3)	1/25/2018	500	498	491
ClearChoice (CC Dental Implants Intermediate)	Healthcare	First Lien Term Loan (Last Out) (1M LIBOR+6.50% with a 1.0% floor), 9.13%, due 1/2/2023(2)(10)	3/21/2018	500	496	487
ClearChoice (CC Dental Implants Intermediate)	Healthcare	First Lien Revolver (Last Out) (Funded: 1M LIBOR+6.50% with a 1.0% floor, Unfunded: 0.75%), 9.29%, due 1/2/2023(2)(9)(10)	3/21/2018	375	361	336
FirstLight Fiber	Telecommunications	Second Lien Term Loan (1M LIBOR+7.50%), 10.02%, due 7/23/2026(3)	6/19/2018	400	396	393

OHA INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - Continued
December 31, 2018
(in thousands, except share amounts and percentages)

Portfolio Company	Industry Segment	Investment(1)	Acquisition Date(12)	Principal	Cost	Fair Value

Non-affiliate Investments - (Less than 5% owned) - Continued
NAVEX	Software	Second Lien Term Loan (1M LIBOR+7.00%), 9.53%, due 9/5/2026(3)	8/9/2018	$400	$396	$386
EaglePicher Technologies, LLC	Aerospace and Defense	Second Lien Term Loan (1M LIBOR+7.25%), 9.77%, due 3/9/2026(3)	2/23/2018	300	298	294
Edelman Financial Services, LLC	Financial Services	Second Lien Term Loan (3M LIBOR+6.75%), 9.19%, due 7/20/2026(3)	6/26/2018	300	299	286
Subtotal Non-affiliate Investments - (Less than 5% owned)					$85,306	$63,335
Subtotal Portfolio Investments (81.4% of total investments)					$111,334	$65,606

GOVERNMENT SECURITIES
U.S. Treasury Bills (CUSIP 912796LC1)(4)		2.28%	12/21/2018	$15,000	$14,989	$14,989
Subtotal Government Securities (18.6% of total investments)					$14,989	$14,989

TOTAL INVESTMENTS					$126,323	$80,595

NOTES TO CONSOLIDATED SCHEDULE OF INVESTMENTS

(1)
The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"). These investments are generally subject to certain limitations on resale, and may be deemed to be "restricted securities" under the Securities Act. We pledged all of our portfolio investments, except our investments in U.S. Treasury Bills, as collateral for obligations under our Credit Facility. See Note 3 to Consolidated Financial Statements. For each, the Company has provided the spread over LIBOR or Prime and the weighted average current interest rate in effect as of December 31, 2018. Certain investments are subject to a LIBOR or Prime interest rate floor. For fixed rate investments, a spread above a reference rate is not applicable. As of December 31, 2018, the index rates for 1M LIBOR, 2M LIBOR , and 3M LIBOR are 2.50%, 2.61%, and 2.81%, respectively . The actual index rate for each investment listed may not be the applicable index rate outstanding as of December 31, 2018, as the loan may have priced or repriced based on an index rate prior to December 31, 2018. Due dates represent the contractual maturity dates. Common stock and units are non-income producing securities, unless otherwise stated.

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

(10)	Investment is entitled to skim interest which results in a higher interest rate spread of approximately 28 basis points.

(11)	Investment on non-accrual status and therefore non-income producing.

(12)	Acquisition date represents the date of the initial investment in the portfolio investment.

(See accompanying notes to consolidated financial statements)

OHA INVESTMENT CORPORATION
CONSOLIDATED FINANCIAL HIGHLIGHTS
(unaudited)

	For the nine months ended September 30,
Per Share Data(1)	2019	2018
Net asset value, beginning of period	$1.78	$2.37
Net investment income (loss), net of tax	(0.06)	0.03
Net realized and unrealized gain (loss) on investments	0.10	(0.19)
Net increase (decrease) in net assets resulting from operations(5)	0.04	(0.16)
Distributions to common stockholders
Distributions from distributable earnings	—	(0.06)
Return of capital	(0.06)	—
Net decrease in net assets from distributions(5)	(0.06)	(0.06)
Net asset value, end of period(5)	$1.76	$2.15

Market value, beginning of period	$1.01	$1.15
Market value, end of period	$1.30	$1.53
Market value return(2)(3)	36.6%	38.0%
Net asset value return(3)	4.9%	(5.7)%

Ratios and Supplemental Data
($ and shares in thousands)
Net assets, end of period	$35,504	$43,352
Average net assets	$36,670	$48,462
Common shares outstanding, end of period	20,172	20,172
Total operating expenses and taxes/average net assets(4)	21.0%	17.0%
Net investment income (loss)/average net assets(4)	(4.4)%	1.7%
Portfolio turnover rate	18.9%	32.9%

Expense Ratios (as a percentage of average net assets)(4)
Interest expense and bank fees	6.7%	6.6%
Management fees	3.4%	3.2%
Incentive fees	0.2%	—%
Costs related to strategic alternatives review	3.9%	0.2%
Other operating expenses, including provision for income taxes	6.8%	7.0%
Total operating expenses, including provision for income taxes	21.0%	17.0%

(1)	Per share data is based on weighted average number of common shares outstanding for the period. Per share data may not total due to rounding.

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
September 30, 2019
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
September 30, 2019
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
On November 4, 2019, PTMN filed an amended registration statement on Form N-14, which included a joint prospectus and proxy statement of OHAI and PTMN.  The registration statement on Form N-14 was declared effective by the SEC on November 6, 2019.  The special meeting for our stockholders is scheduled for December 12, 2019 to vote on the matters described in the proxy statement as required by the Merger Agreement.

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
Preparing interim consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes thereto, including the estimated fair values of our investment portfolio discussed in Note 7. Although we believe our estimates and assumptions are reasonable, actual results could differ materially from these estimates. Certain prior period information has been reclassified to conform to the current period presentation. The reclassification has no effect on the company's consolidated financial position or the consolidated results of operations as previously reported.

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
September 30, 2019
(unaudited)

Cash and Cash Equivalents
Cash and cash equivalents include short-term, liquid investments with an original maturity of three months or less in accounts such as demand deposit accounts, money market accounts, certain overnight investment sweep accounts and money market fund accounts. We record cash and cash equivalents at cost, which approximates fair value. As of September 30, 2019, OHAI held $0.5 million in bank demand deposits and $4.0 million in money market funds.
Payment-in-Kind Interest and Dividends
We have investments in our portfolio that contain payment-in-kind, or PIK, interest provisions. We compute PIK interest income at the contractual rate specified in each investment agreement, and we add that amount to the principal balance of the investment. For investments with PIK interest, we calculate our income accruals on the principal balance plus any PIK amounts. If the portfolio company’s projected cash flows, further supported by estimated total enterprise value, are not sufficient to cover the contractual principal and interest, as applicable, we do not accrue PIK interest income on the investment. To maintain our RIC status, we must pay out this non-cash income to stockholders in the form of distributions, even though we have not yet collected the cash. We did not record any PIK interest income for the three months ended September 30, 2019 and we recorded $0.7 million for the three months ended September 30, 2018 related to our investment in OCI subordinated notes. We did not record any PIK interest income for the for the nine months ended September 30, 2019, and we recorded $2.7 million for the nine months ended September 30, 2018 related to our investment in OCI subordinated notes. Beginning in October 2018, we discontinued recognizing any PIK interest income on our investment in OCI's subordinated notes from a tax and GAAP perspective.
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

Declaration Date	Per Share Amount	Record Date	Payment Date
May 8, 2018	$0.02	June 30, 2018	July 9, 2018
September 13, 2018	0.02	September 30, 2018	October 9, 2018
December 12, 2018	0.02	December 31, 2018	January 9, 2019
March 13, 2019	0.02	March 28, 2019	April 9, 2019
May 7, 2019	0.02	June 28, 2019	July 9, 2019
September 11, 2019	0.02	September 30, 2019	October 9, 2019

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
As of September 30, 2019, the total amount outstanding under the Credit Facility was $30.0 million. As of December 31, 2018, the total amount outstanding under the Credit Facility was $29.0 million with $7.0 million available to draw. The total amount outstanding on the Credit Facility is shown net of unamortized debt issuance costs of $0.1 million and $0.1 million on our Consolidated Balance Sheet as of September 30, 2019 and December 31, 2018, respectively. Substantially all of our assets, except our investments in U.S. Treasury Bills, are pledged as collateral for the obligations under the Credit Facility. The Credit Facility bears an interest rate of Adjusted LIBOR plus 4.95% for Eurodollar Loans, subject to a 1% LIBOR floor, and Base Rate plus 3.95% for Base Rate Loans. As of September 30, 2019, the interest rate on our outstanding principal balance of $30.0 million was 7.05%.
The Credit Facility contains affirmative and reporting covenants and certain financial ratio and restrictive covenants, including prohibiting us from repurchasing our common stock. We have complied with the covenants from the date of the Credit Agreement through September 30, 2019, and had no existing defaults or events of default under the Credit Facility. The financial covenants, with terms as defined in the Credit Agreement, are:

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
At the end of each quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which includes purchasing U.S. Treasury Bills, by utilizing repurchase agreements on a temporary basis. On September 30, 2019, we purchased $10.0 million of U.S. Treasury Bills and contemporaneously entered into a $9.8 million repurchase arrangement with a global financial institution to finance such purchase. Under the repurchase arrangement, we transferred $10.0 million of U.S. Treasury Bills and $0.2 million of cash as collateral was returned to us, under the repurchase agreement. We repaid the $9.8 million borrowed under the repurchase agreement, and the $0.2 million cash collateral was returned to us, net of a $1 thousand financing fee, upon maturity of the U.S. Treasury Bills on October 3, 2019. We account for the transfer of the U.S. Treasury Bills under the repurchase agreement as a secured borrowing in accordance with GAAP. As a result, the U.S. Treasury Bills are recorded on our books as investments in U.S. Treasury Bills, and the amount outstanding under the repurchase agreement is recorded as a current liability at September 30, 2019.
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
Base Management Fee: The base management fee is paid quarterly in arrears, and is calculated by multiplying the average value of our total assets (excluding cash, cash equivalents and U.S. Treasury Bills that are purchased with borrowed funds solely for the purpose of satisfying quarter-end diversification requirements related to our election to be taxed as a RIC under the Code or to

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
September 30, 2019
(unaudited)

preserve future investment flexibility), as of the end of the two immediately prior fiscal quarters, by a rate of 1.75% per annum. For the three months ended September 30, 2019 and 2018, we incurred $0.3 million and $0.4 million, respectively, in base management fees. For the nine months ended September 30, 2019 and 2018, we incurred $0.9 million and $1.2 million, respectively, in base management fees.
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
The second part of the incentive fee, the capital gains incentive fee, is determined and payable in arrears as of the end of each fiscal year (or, upon termination of the Investment Advisory Agreement, as of the termination date). The capital gains incentive fee is equal to 20% of our cumulative aggregate realized capital gains from September 30, 2014 through the end of that fiscal year, computed net of our cumulative aggregate realized capital losses and cumulative aggregate unrealized depreciation on investments for the same time period. The aggregate amount of any previously paid capital gains incentive fees to OHA is subtracted from the capital gains incentive fee calculated. If such amount is negative, then there is no capital gains fee for such year. For the purposes of the capital gains incentive fee, any gains and losses associated with our investment portfolio as of September 30, 2014 shall be excluded from the capital gains incentive fee calculation. For the three months ended September 30, 2019 we reduced our capital gains incentive fee accrual by $32 thousand to $46 thousand and for the three months ended September 30, 2018 we did not accrue any capital gains incentive fees. For the nine months ended September 30, 2019 we accrued $46 thousand in capital gains incentive fees and for the nine months ended September 30, 2018 we did not accrue any capital gains incentive fees.
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

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
September 30, 2019
(unaudited)

We owed $0.1 million and $0.6 million to OHA under the Administration Agreement as of September 30, 2019 and December 31, 2018, respectively, for expenses incurred on our behalf for the final month of the respective quarterly period. We include these amounts in accounts payable and due to affiliate on our Consolidated Balance Sheets.

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
Tax years from 2014 forward remain open to examination by the major taxing jurisdictions to which OHAI is subject; however, net operating losses originating in prior years are subject to examination when utilized. Our Taxable Subsidiaries have federal net operating loss carryforwards of $88.2 million of which $79.7 million expire in various years through 2037 and the remaining $8.5 million may be carried forward indefinitely as per the Tax Act. Federal and state laws impose limitations on the utilization of capital losses and NOLs in the event of an "ownership" change for tax purposes, as defined by Sections 382 and 383 of the Internal Revenue Code. An ownership change at either the RIC entity or Taxable Subsidiary level, if one were to occur, would limit our ability to use pre-ownership change NOLs to offset post-ownership change taxable income. An ownership change would also limit our ability to use pre-ownership change capital losses to offset post-ownership change capital gains.

Note 6: Commitments and Contingencies
As of September 30, 2019, we had investments in 28 active portfolio companies totaling $106.8 million (cost basis). Of these 28 active portfolio companies, OHAI had already funded investments in the amount of $106.8 million. We had $0.2 million due to a broker for unsettled trades in U.S. Treasury Bills. As of September 30, 2019 there were outstanding unfunded commitments of $2.3 million related to our investments in the ClearChoice revolving credit facility, Imperial Dade delayed draw term loan, JS Held delayed draw term loan, and JS Held revolving credit facility. As of December 31, 2018, we had investments in 26 active portfolio companies totaling $111.3 million. Of these 26 active portfolio companies, we had already funded investments in the amount of $108.1 million and there were outstanding unfunded commitments of $1.2 million related to our investment in ClearChoice revolving credit facility, $1.1 million related to an investment we committed to in December of 2018, and $3.3 million due to broker for unsettled trades.

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
September 30, 2019
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
Status of Investment. As of September 30, 2019, our unrecovered investment was $43.5 million, and we had received aggregate royalty payments of $41.0 million since the date of ATP’s bankruptcy filing. As of September 30, 2019, we had incurred legal and consulting fees totaling $6.5 million in connection with the enforcement of our rights under the ORRIs. On various occasions, we have provided notice that such legal expenses will be added to our unrecovered investment balance to the extent they are not reimbursed. To date, we have not received any payments on account of legal expenses aside from our receipt of regular monthly production payments. As a result, we added our legal expenses to the unrecovered investment balance in accordance with our transaction documents. As of September 30, 2019, substantially all of the $6.5 million in legal and consulting fees have been added to, and are thus included in, the unrecovered investment balance under the terms of our transaction documents. Legal expenses of $1.2 million have been added to our unrecovered investment balance during the nine months ended September 30, 2019. Production recommenced on the MC941 and MC 942 wells in April 2018. Previously, these wells ceased production in November 2016 as a result of the Bennu Chapter 7 bankruptcy. In August 2017, the bankruptcy court authorized the sale of certain assets including MC 941 and MC 942 to Equinor, formerly known as StatOil USA E&P, Inc. Equinor recommenced production on these wells in April 2018. Equinor disputes that legal fees are eligible to be included in our unrecovered investment balance, but given that current production is not expected to be sufficient to pay the primary sum and notional interest accruing (which Equinor does not dispute), this legal fee issue is not ripe for debate and efforts are not currently ongoing to resolve it. We note that the fair value of our investment in ATP ORRI is $3.7 million as of September 30, 2019.

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
September 30, 2019
(unaudited)

Note 7: Fair Value
Our investments consisted of the following as of September 30, 2019 and December 31, 2018:

	September 30, 2019				December 31, 2018
(Dollar amounts in thousands)	Cost	% of total	Fair Value	% of total	Cost	% of total	Fair Value	% of total

Portfolio investments
First lien secured debt	$1,714	1.5%	$1,735	2.4%	$496	0.4%	$487	0.6%
Revolving loan facilities	(4)	—%	9	—%	361	0.3%	336	0.4%
Unsecured term loan	3,254	2.8%	3,300	4.6%	3,251	2.5%	3,251	4.0%
Second lien debt	50,656	43.4%	50,698	70.0%	47,212	37.4%	46,770	58.0%
Subordinated debt	23,528	20.2%	2,422	3.4%	30,523	24.2%	9,471	11.8%
Limited term royalties	24,561	21.0%	3,672	5.0%	26,450	20.9%	4,778	6.0%
Senior secured note	549	0.4%	573	0.8%	541	0.4%	513	0.6%
Delayed draw term loan	(8)	—%	(5)	—%	—	—%	—	—%
Equity securities	2,500	2.1%	—	—%	2,500	2.0%	—	—%
Total portfolio investments	106,750	91.4%	62,404	86.2%	111,334	88.1%	65,606	81.4%
Government securities
U.S. Treasury Bills	9,999	8.6%	9,999	13.8%	14,989	11.9%	14,989	18.6%
Total investments	$116,749	100.0%	$72,403	100.0%	$126,323	100.0%	$80,595	100.0%

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
September 30, 2019
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

Fair value accounting classifies financial assets and liabilities in their entirety based on the lowest level of input that is significant to the estimated fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment that may affect the valuation of assets and liabilities and their placement within the fair value hierarchy levels. We did not have any liabilities measured at fair value as of September 30, 2019 or December 31, 2018. Amounts outstanding under our Credit Facility are carried at amortized cost in the Consolidated Balance Sheets. As of September 30, 2019, the estimated fair value of our Credit Facility approximated its carrying value of $29.9 million. As of December 31, 2018, the fair value of our Credit Facility approximated its carrying value of $28.9 million. The estimated fair value of the Credit Facility is determined by discounting projected remaining payments using market interest rates for borrowings of OHAI.
The following tables set forth the fair value of our investments by level within the fair value hierarchy as of September 30, 2019 and December 31, 2018 (in thousands):

September 30, 2019	Total	Level 1	Level 2	Level 3
Portfolio investments
Affiliate investments
Subordinated debt	$2,422	$—	$—	$2,422
Total affiliate investments	2,422	—	—	2,422
Non-affiliate investments
First lien secured debt	1,735	—	—	1,735
Second lien debt	50,698	—	41,076	9,622
Limited term royalties	3,672	—	—	3,672
Senior secured notes	573	—	573	—
Delayed draw term loan	(5)	—	—	(5)
Revolving loan facilities	9	—	—	9
Unsecured term loan	3,300	—	3,300	—
Total non-affiliate investments	59,982	—	44,949	15,033
Total portfolio investments	62,404	—	44,949	17,455
Government securities
U.S. Treasury Bills	9,999	9,999	—	—
Total investments	$72,403	$9,999	$44,949	$17,455

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
September 30, 2019
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
September 30, 2019
(unaudited)

The following tables present roll-forwards of the changes in fair value for all investments for which we determine fair value using unobservable (Level 3) factors for the periods indicated (in thousands):

	First Lien Secured Debt and Limited Term Royalties	Revolving Loan Facilities	Second Lien Debt	Subordinated Debt and Redeemable Preferred Units	Delayed Draw Term Loan	Total Investments
For the three months ended September 30, 2019
Fair value at June 30, 2019	$6,100	$326	$9,622	$2,532	$(6)	$18,574
Total gains, (losses) and amortization:
Net realized gains (losses)	—	—	—	—	—	—
Net unrealized gains (losses)	(158)	(1)	(5)	(110)	1	(273)
Net amortization of premiums, discounts and fees	1	—	5	—	—	6
New investments, repayments and settlements, net:
New investments	50	823	—	—	23	896
Payment-in-kind	—	—	—	—	—	—
Repayments and settlements	(586)	(1,139)	—	—	(23)	(1,748)
Fair value at September 30, 2019	$5,407	$9	$9,622	$2,422	$(5)	$17,455

For the nine months ended September 30, 2019
Fair value at December 31, 2018	$5,265	$336	$5,880	$2,271	$—	$13,752
Total gains, (losses) and amortization:
Net realized gains (losses)	—	—	—	—	—	—
Net unrealized gains (losses)	812	39	156	151	3	1,161
Net amortization of premiums, discounts and fees	(724)	(1)	(102)	—	—	(827)
New investments, repayments and settlements, net:
New investments	1,251	1,587	3,688	—	15	6,541
PIK	—	—	—	—	—	—
Repayments and settlements	(1,197)	(1,952)	—	—	(23)	(3,172)
Fair value at September 30, 2019	$5,407	$9	$9,622	$2,422	$(5)	$17,455

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
September 30, 2019
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

During the nine months ended September 30, 2019 and 2018, none of our investments in portfolio companies changed among the categories of Control Investments, Affiliate Investments and Non-Affiliate Investments, and there were no transfers among Levels 3, 2 or 1.
We present net unrealized gains (losses) on our consolidated statements of operations as “Net unrealized appreciation (depreciation) on investments.”

OHA INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
September 30, 2019
(unaudited)

The following table summarizes the significant unobservable inputs in the fair value measurements of our Level 3 investments by category of investment and valuation technique as of September 30, 2019 (dollars in thousands):

Type of Investment	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs	Weighted Average

Non-Energy Investments:
First lien debt	$1,735	Private transaction comparables	Market yield	8.0% - 10.0%	8.4%

Second lien debt	9,622	Private transaction comparables	Market Yield	9.2% - 12.0%	10.6%

Subordinated debt	2,422	Market comparables	EBITDA multiples	4.0x - 6.0x	5.0x

Revolving loan facilities	9	Market comparables	Market yield	8.0% - 11.0%	8.1%

Delayed draw term loans	(5)	Market comparables	Precedent transaction	N/A	N/A

	13,783

Energy Investments:
Limited term royalties	3,672	Discounted cash flow(1)	Discount rate	10.0% - 20.0%	15.0%

	3,672

Total Level 3 investments	$17,455
(1) Cash flows are based on Proved Developed Producing reserves only. Estimated production volumes are based on January 1, 2019 engineer's reserve report.
As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of September 30, 2019. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market multiples would result in an increase or decrease, respectively in the fair value.

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
The aggregate fair value of our investment portfolio at September 30, 2019 was $62.4 million, with such value comprised of 28 active portfolio investments. Under our previous investment advisor, we focused our investments primarily on small and mid-size companies engaged in the upstream sector of the energy industry, which includes businesses that find, develop and extract energy resources, including natural gas, crude oil and coal.
Part of OHA's investment strategy has been to reduce our historical portfolio concentration in the energy industry and to diversify our portfolio with investments in debt securities of U.S. private and small public middle market companies across industry sectors. The exposure of our investment portfolio to the energy sector was 6% at September 30, 2019 compared to 74% at September 30, 2014, on a fair value basis.
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
In July 2019, Allied Universal fully repaid its second lien term loan in the amount of $1.9 million. We recorded previously unamortized discount of $5 thousand as additional interest income as a result of this repayment. This investment was initiated in March 2018 and generated a gross unlevered internal rate of return of 12.0% and a return on investment of 1.10x.
In August 2019, CVS Holdings, I, LP., or MyEyeDr., repaid its remaining second lien term loan in the amount of $5.0 million. We recorded previously unamortized discount of $22 thousand as additional interest income as a result of this repayment. This investment was initiated in February 2018 and generated a gross unlevered internal rate of return of 10.6% and a return on investment of 1.11x.
In September 2019, we purchased $4.3 million of NAVEX Global Inc., or NAVEX. adding to our $0.4 million position that was previously acquired in August 2018. The $4.3 million NAVEX second lien term loan add-on was purchased at a 0.875% discount to par, earns interest payable in cash at a rate of LIBOR +7.00%, and matures in September 2026.

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

	September 30, 2019			December 31, 2018
	Weighted Average Yields(1)			Weighted Average Yields(1)
		Percentage of Portfolio			Percentage of Portfolio
		Cost	Fair Value		Cost	Fair Value
First lien secured debt	8.9%	1.6%	2.8%	9.4%	0.5%	0.7%
Second lien debt	10.2%	47.5%	81.2%	10.5%	42.4%	71.3%
Subordinated debt	—%	22.0%	3.9%	10.3%	27.4%	14.4%
Revolving loan facility	—%	—%	—%	10.5%	0.3%	0.5%
Unsecured term loan	9.3%	3.1%	5.3%	9.1%	2.9%	5.0%
Limited term royalties	—%	23.0%	5.9%	—%	23.8%	7.3%
Senior secured note	11.4%	0.5%	0.9%	9.6%	0.5%	0.8%
Delayed draw term loan	—%	—%	—%	—%	—%	—%
Equity securities
Membership and partnership units	—%	2.3%	—%	—%	2.2%	—%
Total equity securities	—%	2.3%	—%	—%	2.2%	—%
Total portfolio investments	10.1%	100.0%	100.0%	10.4%	100.0%	100.0%
(1) Weighted average yield based on cost and excludes non-yielding assets. Yields are based on the most current interest rates in effect at the end of the period.

As of September 30, 2019 and December 31, 2018, the total fair value of our portfolio investments was $62.4 million and $65.6 million, respectively. Of those fair value totals, approximately $17.5 million, or 28.0%, as of September 30, 2019, and $13.8 million, or 21.0%, as of December 31, 2018 are determined using significant unobservable (i.e., Level 3) inputs.

Results of Operations

Investment Income
Investment income includes interest on our investments and dividend income. Other income includes prepayment fees and modification fees we receive in connection with certain of our investments. These fees are recognized as earned.

Investment Income	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2019	2018	2019	2018

Interest income	$1,496	$1,819	$4,499	$6,572
Other income	22	67	68	224
Total investment income	$1,518	$1,886	$4,567	$6,796
For the three months ended September 30, 2019, total investment income was $1.5 million, a 20% decrease from $1.9 million of total investment income for the three months ended September 30, 2018. The decrease in investment income was primarily attributable to placing our investment in OCI subordinated notes on full non-accrual in the fourth quarter of 2018. This decrease was partially offset by an increase of $0.1 million in non-affiliate investment interest income.
For the nine months ended September 30, 2019, total investment income was $4.6 million, a 33% decrease from $6.8 million of total investment income for the nine months ended September 30, 2018. The decrease in investment income was primarily attributable to placing our investment in OCI subordinated notes on full non-accrual in the fourth quarter of 2018 and $0.1 million decrease in other income from money market income due to lower cash balances. This decrease was partially offset by an increase of $0.7 million in non-affiliate investment interest income.

Operating Expenses
Operating expenses include interest expense and our allocable portion of operating expenses incurred on our behalf by our investment advisor and our administrator. Other general and administrative expenses include our allocated share of employee, facilities, and stockholder services incurred by our administrator.

Operating Expenses	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2019	2018	2019	2018

Interest expense and bank fees	$620	$767	$1,860	$2,391
Management fees	305	397	925	1,181
Incentive fees	(32)	6	46	6
Costs related to strategic alternatives review	754	—	1,063	75
Professional fees	(31)	260	406	1,120
Allocation of administrative expenses from advisor	371	298	1,113	962
Other general and administrative expenses	29	40	161	210
Directors fees	62	61	184	184
Operating expenses before incentive fee waiver	$2,078	$1,829	$5,758	$6,129
Incentive fee waiver	—	(6)	—	(6)
Total operating expenses, net of incentive fee waiver	$2,078	$1,823	$5,758	$6,123
For the three months ended September 30, 2019, operating expenses increased by 13.6% to $2.1 million from $1.8 million compared to the three months ended September 30, 2018. The increase in operating expenses is due to $754 thousand of costs related to strategic alternatives review and $73 thousand in allocation of administrative expenses from advisor. This increase is partially offset by a decrease in professional fees and interest. Interest expense and bank fees decreased by 19.2% to $0.6 million from $0.8 million compared to the same period in the prior year largely due to lower amount outstanding on our Credit Facility, as well as lower amortization of debt issuance cost. Management fees decreased by 23.2% to $0.3 million from $0.4 million due to lower average asset base subject to the base management fee.
For the nine months ended September 30, 2019, operating expenses decreased by 6.1% to $5.8 million from $6.1 million compared to the nine months ended September 30, 2018. This decrease was primarily due to the decrease in professional fees which decreased by 63.8% to $0.4 million from $1.1 million primarily due to lower legal costs. Interest expense and bank fees decreased by 22.2% to $1.9 million from $2.4 million compared to the same period in the prior year largely due to lower amount outstanding on our Credit Facility and lower amortization of debt issuance cost. Management fees decreased by 21.7% to $0.9 million from $1.2 million due to lower base management fees as a result of lower average asset base subject to the base management fee. This decrease was partially offset by an increase of $1.0 million in costs related to strategic alternatives review, $151 thousand in allocation of administrative expenses from advisor, and $40 thousand in incentive fees.
Under the Investment Advisory Agreement, the investment income incentive fee is calculated quarterly at a rate of 20% of quarterly net investment income above a “hurdle rate” of 1.75% per quarter (7% annualized) with a “catch up” provision. For the three months ended September 30, 2019 and September 30, 2018, we did not incur any investment income incentive fees. For the nine months ended September 30, 2019 and September 30, 2018, we did not incur any investment income incentive fees.
The second part of the incentive fee, the capital gains incentive fee, is determined and payable in arrears as of the end of each fiscal year (or, upon termination of the Investment Advisory Agreement, as of the termination date). The capital gains incentive fee is equal to 20% of our cumulative aggregate realized capital gains from September 30, 2014 through the end of that fiscal year, computed net of our cumulative aggregate realized capital losses and cumulative aggregate unrealized depreciation on investments for the same time period. The aggregate amount of any previously paid capital gains incentive fees to OHA is subtracted from the capital gains incentive fee calculated. If such amount is negative, then there is no capital gains fee for such year. For the purposes of the capital gains fee, any gains and losses associated with our investment portfolio as of September 30, 2014 shall be excluded from the capital gains fee calculation. For the three months ended September 30, 2019 we reduced our capital gains incentive fee accrual by $32 thousand to $46 thousand and for the three months ended September 30, 2018 we accrued $6,000 in capital gains incentive fees. For the nine months ended September 30, 2019 we accrued $46 thousand in capital gains incentive fees and for the nine months ended September 30, 2018, we accrued $6,000 in capital gains incentive fees.
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

Net Investment Income (Loss)	For the three months ended September 30,		For the nine months ended September 30,
(in thousands, except per share data)	2019	2018	2019	2018

Net investment income (loss)	$(560)	$56	$(1,206)	$628
Net investment income (loss) per common share	$(0.03)	$—	$(0.06)	$0.03
During the three month period ended September 30, 2019, the decrease to net investment loss compared to the three month period ended September 30, 2018 was primarily driven by a decrease in investment income and increased operating expense related to the strategic alternatives review.
During the nine month period ended September 30, 2019, the decrease to net investment loss compared to the nine month period ended September 30, 2018 was primarily driven by a decrease in investment income related to payment in kind income, operating expense increases in cost related to strategic alternatives, and other general and administrative expenses. This decrease was partially offset by increased interest income on non-affiliate investments, and decreases in operating expenses related to professional fees, interest expense and bank fees, as well as a decrease in management fees.
Net Realized Gains and Losses
Net realized gains and losses is the difference between the net proceeds received from dispositions of portfolio investments and their stated costs. Realized losses may also be recorded in connection with our determination that certain investments are considered worthless securities and/or meet the conditions for loss recognition per the applicable tax rules.

Net Realized Gains and Losses	For the three months ended September 30,		For the nine months ended September 30,
(in thousands, except per share data)	2019	2018	2019	2018

Net realized capital gain (loss) on investments	$—	$—	$629	$(55,952)
Provision for taxes on realized loss	—	3	—	(39)
Net realized capital gains (losses)	$—	$3	$629	$(55,991)
Net realized capital gains (losses) per common share	$—	$—	$0.03	$(2.78)
For the three months ended September 30, 2019 and 2018, we did not realize a capital gain or loss on our investments.
For the nine months ended September 30, 2019, we realized capital gains of $0.2 million on our investment in Avantor Performance Materials, Inc.(or Avantor), $0.2 million on our investment in TIBCO, and $0.2 million related to a sales price adjustment from the 2016 disposal of a legacy investment. For the nine months ended September 30, 2018, we realized a capital loss of $56.3 million related to our investment in Castex, partially offset by realized capital gains of $0.4 million related to a sales price adjustment from the 2011 disposal of our investments in Alden Resources (or Globe BG, LLC), sale of our partial investment in MyEyeDr second lien term loan, and sale of our investment in SMG Holdings, Inc. second lien term loan.

Net Unrealized Appreciation or Depreciation on Investments
Net unrealized appreciation or depreciation is the net change in the fair value of our investments during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.

Net Unrealized Appreciation (Depreciation) on Investments	For the three months ended September 30,		For the nine months ended September 30,
(in thousands, except per share data)	2019	2018	2019	2018

Affiliate investments	$(110)	$(7,812)	$151	$(10,064)
Non-affiliate investments	(429)	1,804	1,231	62,218
Net unrealized appreciation (depreciation) on investments	$(539)	$(6,008)	$1,382	$52,154
Net unrealized appreciation (depreciation) on investments per common share	$(0.03)	$(0.30)	$0.07	$2.59

Affiliate Investments
For the three months ended September 30, 2019, the net unrealized appreciation on our affiliate investments was attributable to unrealized appreciation of our investments in OCI. For the three months ended September 30, 2018, the net unrealized depreciation on our affiliate investments was attributable to unrealized depreciation of our investments in OCI.
For the nine months ended September 30, 2019, the net unrealized appreciation on our affiliate investments was attributable to unrealized appreciation of our investments in OCI. For the nine months ended September 30, 2018, the net unrealized depreciation on our affiliate investments was attributable to unrealized depreciation of our investments in OCI.
Non-Affiliate Investments
For the three months ended September 30, 2019, the net unrealized depreciation on our non-affiliate investments was primarily attributable to the unrealized depreciation on our investments in ATP Oil & Gas Corporation in the amount of $0.2 million, CentralSquare Technologies in the amount of $79 thousand, Hayward Industries, Inc. in the amount of $75 thousand, MyEyeDr in the amount of $72 thousand, and other various investments, partially offset primarily by unrealized appreciation in Ardonagh in the amount of $12 thousand, and other various investments. For the three months ended September 30, 2018, the net unrealized appreciation on our non-affiliate investments was primarily attributable to the unrealized appreciation on our investments in ATP Oil & Gas Corporation, Ministry Brands, LLC, Dexko Global, Inc., and Ensono partially offset in unrealized depreciation in other various investments.
For the nine months ended September 30, 2019, the net unrealized appreciation on our non-affiliate investments was primarily attributable to the unrealized appreciation on our investments in ATP Oil & Gas Corporation in the amount of $0.8 million, MyEyeDr in the amount of $0.3 million, $0.1 million in Ministry Brands, LLC, and other various investments, partially offset primarily by unrealized depreciation due to the reversal of $0.2 million of our investment in TIBCO, due to realization. Additionally, we had unrealized depreciation on our investments in CentralSquare Technologies as well as other various investments. For the nine months ended September 30, 2018, the net unrealized appreciation on our non-affiliate investments was primarily attributable to $2.9 million unrealized appreciation in Talos Production, LLC, senior unsecured note upon it's maturity and repayment and the reversal of $56.3 million unrealized depreciation, due to realization of our investment in Castex as well as unrealized appreciation on our investment in ATP Oil & Gas Corporation.

Net Increase (Decrease) in Net Assets Resulting from Operations	For the three months ended September 30,		For the nine months ended September 30,
(in thousands, except per share data)	2019	2018	2019	2018

Net increase (decrease) in net assets resulting from operations	$(1,099)	$(5,949)	$805	$(3,209)
Net increase (decrease) in net assets resulting from operations per common share	$(0.05)	$(0.29)	$0.04	$(0.16)
For the three months ended September 30, 2019, the increase in net assets resulting from operations compared to the three months ended September 30, 2018 is attributable to a decrease in net investment income of $0.6 million resulting in net investment loss, and by a decrease in net realized gain and unrealized depreciation of $5.5 million.

For the nine months ended September 30, 2019, the increase in net assets resulting from operations compared to the nine months ended September 30, 2018 primarily attributable to an increase in net realized gain and unrealized appreciation of $5.8 million, partially offset by a decrease net investment income of $1.9 million.

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
Cash Flows
At September 30, 2019 and September 30, 2018, we had cash and cash equivalents totaling $4.5 million and $3.7 million, respectively.
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
During the nine months ended September 30, 2019, we experienced a net increase in cash and cash equivalents in the amount of $1.4 million. During the period, our operating activities provided $6.5 million in cash. Excluding net proceeds from redemptions of U.S. Treasury Bills in the amount of $5.0 million, our operating activities provided $1.6 million consisting of $15.2 million provided by proceeds from redemption or sale of investments in portfolio securities, partially offset by $12.0 million in purchases of new investments in portfolio securities, $3.1 million used in due to broker, and $1.4 million used in net unrealized depreciation on investments. In addition, financing activities used cash of $5.2 million which primarily related to net repayments under our repurchase agreement of $4.9 million, net borrowings under credit facilities of $1.0 million, and cash distributions paid to our stockholders in the amount of $1.2 million.
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
Distributions to Stockholders
For the three months ended September 30, 2019 and 2018, we paid cash distributions totaling $0.4 million, or $0.02 per share, to our common stockholders. For the nine months ended September 30, 2019 and 2018, we paid cash distributions totaling $1.2 million, or $0.06 per share, to our common stockholders.
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
As of September 30, 2019, the total amount outstanding under the Credit Facility was $30.0 million. As of December 31, 2018, the total amount outstanding under the Credit Facility was $29.0 million with $7.0 million available to draw. The total amount outstanding on the Credit Facility is shown net of unamortized debt issuance costs of $0.1 million and $0.1 million on our Consolidated Balance Sheet as of September 30, 2019 and December 31, 2018, respectively. Substantially all of our assets, except our investments in U.S. Treasury Bills, are pledged as collateral for the obligations under the Credit Facility. The Credit Facility bears an interest rate of Adjusted LIBOR plus 4.95% for Eurodollar Loans, subject to a 1% LIBOR floor, and Base Rate plus 3.95% for Base Rate Loans. As of September 30, 2019, the interest rate on our outstanding principal balance of $30.0 million was 7.05%.
The Credit Facility contains affirmative and reporting covenants and certain financial ratio and restrictive covenants. We have complied with these covenants from the date of the Credit Agreement through September 30, 2019, and had no existing defaults or events of default under the Credit Facility. The financial covenants, with terms as defined in the Credit Agreement, are:

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
Repurchase Agreements
At the end of each quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which includes purchasing U.S. Treasury Bills, by utilizing repurchase agreements on a temporary basis. On September 30, 2019, we purchased $10.0 million of U.S. Treasury Bills and contemporaneously entered into a $9.8 million repurchase arrangement with a global financial institution to finance such purchase. Under the repurchase arrangement, we transferred $10.0 million of U.S. Treasury Bills and $0.2 million of cash as collateral under the repurchase agreement. We repaid the $9.8 million borrowed under the repurchase agreement, and was returned the $0.2 million cash collateral, net of a $1 thousand financing fee excluding interest earned in the amount of $1 thousand upon maturity of the U.S. Treasury Bills on October 3, 2019. We account for the transfer of the U.S. Treasury Bills under the repurchase agreement as a secured borrowing in accordance with GAAP. As a result, the U.S. Treasury Bills are recorded on our books as investments in U.S. Treasury Bills, and the amount outstanding under the repurchase agreement is recorded as a current liability at September 30, 2019.
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

As of October 9, 2019, the date of our most recent distribution payment, holders of approximately 76,000 shares, or approximately 0.4% of the 20,172,392 outstanding shares, were participants in the DRIP plan. During 2018, we declared distributions totaling $0.08 per common share.
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

Portfolio Credit Quality
At September 30, 2019, a meaningful portion of our portfolio investments were in negotiated, and often illiquid, securities of middle market businesses. As of September 30, 2019, we had certain investments related to two portfolio companies on non-accrual status with an aggregate cost and fair value of $50.6 million and $6.1 million, respectively. Our investment in OCI Holdings, LLC subordinated notes was placed on non-accrual on October 1, 2018. Effective July 1, 2015, ATP was placed on non-accrual status based on estimated future production payments additionally, income is recognized to the extent cash is received. Beginning in April 2018 all future production payments received will be applied to ATP's cost basis. Our portfolio investments at fair value were approximately 58.5% and 58.9% of the related cost basis as of September 30, 2019 and December 31, 2018, respectively.

Non-accruing and non-income producing investments	September 30, 2019		December 31, 2018
(in thousands)	Cost	Fair Value	Cost	Fair Value

Non-accruing investments
ATP Oil & Gas Corporation/Bennu Oil & Gas, LLC (non-accrual cash basis July 2015; full non-accrual April 2018)	$24,561	$3,672	$26,450	$4,778
OCI Holdings, LLC (non-accrual October 2018)	23,528	2,422	23,528	2,271
Total non-accruing investments	$48,089	$6,094	$49,978	$7,049

Non-income producing investments
OHA/OCI Investments, LLC Class A Units	$2,500	$—	$2,500	$—
Total non-income producing investments	$2,500	$—	$2,500	$—
Total non-accruing and non-income producing investments	$50,589	$6,094	$52,478	$7,049

Contractual Obligations and Off-Balance Sheet Arrangements
The following table summarizes our contractual payment obligations at September 30, 2019 (in thousands):

Credit facilities(1)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Credit Facility(2)	$30,000	$30,000	$—	$—	$—
Repurchase Agreement(3)	9,800	9,800	—	—	—
Total	$39,800	$39,800	$—	$—	$—
(1) Excludes accrued interest amounts.
(2) As noted elsewhere in this Quarterly Report on Form 10-Q, PTMN will be required to pay off the outstanding principal and accrued interest under the Credit Facility in connection with the Merger.
(3) Amount outstanding under the Repurchase Agreement was repaid on October 3, 2019.

From time to time we could have unused commitments to extend credit to our portfolio companies. Generally, these commitments have fixed expiration dates, and we do not fund the entire amounts before they expire. Therefore, these commitment amounts do not necessarily represent future cash requirements, and we do not report the unused portions of these commitments on our Consolidated Balance Sheets. At September 30, 2019 we had unused credit commitments on our investments in the amount of $1.7 million of ClearChoice revolver, $0.3 million of JS Held delayed draw term loan, $0.2 million of Imperial Dade delayed draw term loan, and $0.1 million of JS Held revolver.

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
In connection with the preparation of this Quarterly Report on Form 10-Q, as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q (September 30, 2019), we performed an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2019, our disclosure controls and procedures were effective in providing reasonable assurance (i) that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) that such information is accumulated and communicated to management in a manner that allows timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
No changes in internal control over financial reporting occurred during the quarter ended September 30, 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act).

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

Risks Related to Economic Conditions
The interest rates of our term loans to our portfolio companies that extend beyond 2021 might be subject to change based on recent regulatory changes.
LIBOR, the London interbank offered rate, is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. We typically use LIBOR as a reference rate in term loans we extend to portfolio companies such that the interest due to us pursuant to a term loan extended to a partner company is calculated using LIBOR. Some of our term loan agreements with partner companies contain a stated minimum value for LIBOR.
On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced the desire to phase out LIBOR by the end of 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S.-dollar LIBOR with the Secured Overnight Financing Rate (“SOFR”) a new index calculated by short-term repurchase agreements, backed by Treasury securities. Although there have been a few issuances utilizing SOFR or the Sterling Over Night Index Average, an alternative reference rate that is based on transactions, it is unknown whether these alternative reference rates will attain market acceptance as replacements for LIBOR.
If LIBOR ceases to exist, we may need to renegotiate any credit agreements extending beyond 2021 with our prospective portfolio companies that utilize LIBOR as a factor in determining the interest rate. There is currently no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. As such, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined.

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

OHA INVESTMENT CORPORATION

Date:	November 12, 2019	By:	/s/ STEVEN T. WAYNE
Steven T. Wayne
President and Chief Executive Officer

Date:	November 12, 2019	By:	/s/ CORY E. GILBERT
Cory E. Gilbert
Chief Financial Officer and Treasurer

Index to Exhibits

Exhibit No.	Exhibit

31.1	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Executive Officer
31.2	Certification required by Rule 13a-14(a)/15d-14(a) by the Chief Financial Officer
32.1	Section 1350 Certification by the Chief Executive Officer
32.2	Section 1350 Certification by the Chief Financial Officer
____________